Form 10-K
period 1994-08-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1994-11-29
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended August 31, 1994
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from          to
                              ---------    ------------

                           Commission File No. 1-6300

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Organized in Pennsylvania                                 I.R.S. No. 23-6216339

                       455 Pennsylvania Avenue, Suite 135
                       Ft. Washington, Pennsylvania 19034
                                  215-542-9250

Securities Registered Pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
     Title of Each Class                              which registered
     -------------------                              ------------------------

Certificates of Beneficial Interest                      American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

                                 Not Applicable
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   /X/                          No   / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $136,337,138 as of November 23, 1994 based on the reported closing sales price of the Trust's Certificates of Beneficial Interest on the American Stock Exchange on such date.

8,669,848 Certificates of Beneficial Interest were outstanding on November 23, 1994.

Portions of the Registrant's 1994 Annual Report to Shareholders and its definitive Proxy Statement for its annual meeting of shareholders to be held on December 15, 1994 are incorporated by reference into Parts, I, II, III, and IV as set forth herein. Such annual report and proxy statement were filed with the Securities and Exchange Commission on November 17, 1994.

                               TABLE OF CONTENTS

                                     PART I

Item 1.  Business  ......................................................    1

Item 2.  Properties .....................................................   13

Item 3.  Legal Proceedings ..............................................   14

Item 4.  Submission of Matters to a Vote of Security Holders ............   15

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters ...........................................   18

Item 6.  Selected Financial Data ........................................   18

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .....................................   18

Item 8.  Financial Statements and Supplementary Data ....................   18

Item 9.  Disagreements on Accounting and Financial Disclosure ...........   18

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ............   19

Item 11.  Executive Compensation ........................................   19

Item 12.  Security Ownership of Certain Beneficial Owners and Management.   19

Item 13.  Certain Relationships and Related Transactions ................   19

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   20

Item 1. Business

General

     Registrant, Pennsylvania Real Estate Investment Trust, an unincorporated association in business trust form was formed in Pennsylvania pursuant to a Trust Agreement dated December 27, 1960 as amended and restated on December 16, 1987. It is a self-administered equity real estate investment trust engaged in the business of acquiring, managing and holding for current yield and long term appreciation real estate and interests in real estate directly or through wholly-owned subsidiaries, partnerships and joint ventures. The Registrant has elected and conducts its operations in a manner intended to comply with the requirements for qualification as a real estate investment trust under the Real Estate Investment Trust Act of 1960. (Sections 856-860 of the Internal Revenue Code of 1986 (the "Code"). Under the Code, a real estate investment trust which meets certain requirements is not subject to Federal income tax on the portion of its taxable income which is distributed to its shareholders provided at least 95% of its real estate investment trust taxable income, excluding any net capital gain, is so distributed.

     Since the beginning of the last fiscal year, the following material events have occurred:

     1. In October 1993, Registrant sold (i) its 100% interest in Village Shopping Center (356,000 square feet) in Gary, Indiana; 50% interest in The Commons of Chicago Ridge (287,000 square feet) Chicago Ridge, Illinois; and
(iii) 60% interest in Sheridan Village Shopping Center (280,000 square feet) Peoria, Illinois. Registrant received net proceeds of $15 million and recorded gains of $12.4 million. Registrant acquired the Village Shopping Center in 1965, its interest in The Commons of Chicago Ridge in 1987 and its interest in the Sheridan Village Shopping Center in 1990.

     2. In February 1994, Jonathan B. Weller joined Registrant as its President, Chief Operating Officer and a Trustee. Sylvan M, Cohen continues as Registrant's Chairman, Chief Executive Officer and a Trustee. Mr. Weller, 47 years old, had previously served as Executive Vice President and Director of Eastdil Realty, Inc., a real estate investment banking firm, responsible for its real estate investment management activities.

     3. In February 1994, Registrant purchased Hidden Lakes Apartments, a 360 unit property in Dayton, Ohio, for a total cost of $12.9 million. The cash to acquire this property was borrowed from the Registrant's bank lines of credit.

     4. In August 1994, Registrant purchased The Palms of Pembroke, a 348 unit apartment property in Broward County, Florida, for a total cost of $21.5 million. The cash to acquire this property was borrowed from the Registrant's bank line of credit. (See Registrant's Form 8-K, dated August 1, 1994 and filed August 15, 1994.)

     5. In August 1994, Registrant increased its unsecured bank credit lines by $25 million to a total of $55 million. The credit lines had an interest rate of prime and they had a one year renewable term.

     6. In November 1994, Registrant obtained a $110 million revolving credit and acquisition facility. Of the total, $78 million is a 30 month unsecured revolving credit facility which replaced the $55 million one year credit lines referred to in paragraph 5 above. The remaining $32 million is a one-year secured borrowing which was advanced for the acquisition of Boca Palms Apartments discussed in paragraph 7 below. The credit facilities permit the Registrant to borrow at its election, at either (i) the prime rate or LIBOR plus 1.85% for the revolving credit facility and (ii) prime rate or the federal funds effective rate plus 0.5% or LIBOR plus 2% for the secured facility.

     7. In November 1994, the Registrant purchased Boca Palms Apartments, a 522 unit apartment community in Palm Beach County, Florida for $32.5 million. The Registrant anticipates spending an additional $2.1 million for closing costs, landscape improvements, apartment upgrades and other enhancements over the next year. (See Registrant's Form 8-K, dated November 10, 1994 and filed November 23, 1994.)

Real Estate Investments


     Registrant's principal real estate assets as of August 31, 1994 consisted of interests in 48 properties, 20 of which are wholly owned (one of which is a consolidated partnership) and 28 of which are owned by partnerships or joint ventures (hereinafter referred to as "partnerships"), in which Registrant or its subsidiaries have equity interests ranging from 25% to 87.5%, only four of which are less than 50%. Registrant's intent is to invest in assets that provide opportunity for growth in income and capital appreciation in real terms. During the fiscal year, equity in income from partnerships was $4,416,000 or approximately 54.6% of Registrant's net income before gains on sales of interests in real estate and approximately 21% of Registrant's total net income. The investment portfolio of the Trust also included 3 notes receivable.

     The following table sets forth certain information concerning Registrant's real estate investments at August 31, 1994.




                      Real Estate                            No. of              Square Feet or         Depreciated
                      Investments                          Properties           Apartment Units           Cost (2)
                    --------------                         ----------           ---------------          ----------
Wholly-Owned and Consolidated Partnership (1)
          Apartment Buildings..........                           11                       4,238          $92,721,000

          Shopping Centers.............                            4                     517,000           25,660,000

          Industrial Properties........                            5                     587,000            2,165,000

Partnerships and Joint Ventures
          Apartment Buildings..........                            8                       2,577          $87,882,000

          Shopping Centers.............                           15                   4,281,000           73,910,000

          Industrial Property..........                            1                     141,000              448,000

          Land.........................                            4                   115 acres            7,052,000




(1) Registrant has a 65% "controlling interest" in an apartment building. For financial statement presentation the partnership is reported on a consolidated basis with the Registrant.

(2) The amounts shown represent 100% of the depreciated cost of the property related to the respective partnerships and joint ventures. The ownership interest of the Registrant in the partnerships and joint ventures is set forth on pages 8-10 herein.

     All of the properties held in partnership form were acquired through or developed by individuals or entities independent from the Registrant. The persons presently involved in these properties are hereinafter referred to in this Form 10-K as "partners." The 29 properties (including the property owned by the consolidated partnership) involve 18 different partners, 11 of whom held an interest in only one property and 7 of whom held interests in from 2 to 4 properties.

     In 26 of the 29 partnerships, (including a consolidated partnership) Registrant either received or was entitled to receive a priority distribution of the cash flow. The priority distribution is based upon Registrant's capital contribution to the partnership. Registrant generally is not required to make its capital contribution to the partnership until the permanent financing of the property is funded or the property is "operational" as defined in the partnership agreement. In the 3 remaining partnerships, there were no priority distributions as Registrant's partner made a pro-rata capital contribution.

     No trustee or employee of Registrant participates in the ownership or income from the properties held in partnership form or any other property in which Registrant has an interest.

     Registrant or a wholly-owned subsidiary of Registrant is a general partner in the ownership of the 29 properties owned by partnerships and its approval along with that of its partner, except for Registrant's partners at Emerald Point (a consolidated partnership), is required in decisions involving finance, sale, or major policies regarding capital improvements and leasing. Usually, an entity owned or controlled by Registrant's partner is the manager of the property and collects rents, pays the expenses from the receipts collected and reports on a monthly basis to Registrant.

     As of August 31, 1994, the mortgage indebtedness of the wholly-owned properties of the Registrant was $44,019,000, including a consolidated partnership mortgage of $17,659,000 in which the Registrant has a 65% interest. In addition, Registrant has interests in 19 partnerships which have an aggregate mortgage indebtedness of $131,002,000, none are subject to an equity type participation. The mortgage notes bear interest at rates ranging from 7.49% to 9.5% per annum. The liability under each mortgage note is limited to the particular property except for two loans in the amount of $21,227,000 which are guaranteed by the partners of the respective partnerships, including the Registrant. In addition, a bank loan in the amount of $1,409,000 has been guaranteed by the partners of the partnership, including the Registrant.

General Information

     Registrant has invested substantially all of its assets in rental producing real estate, with an emphasis on shopping centers and apartment complexes and in U.S. Government obligations. Shopping centers and apartment complexes accounted for approximately 97% of Registrant's real estate equity investments at cost and of its revenues for the fiscal year ended August 31, 1994.

     No single tenant accounts for more than three percent (3%) of the rental revenue attributable to the Registrant (including Registrant's share of rental income from partnerships and joint ventures).

WHOLLY OWNED PROPERTIES

     The following chart sets forth the type of property and location, year acquired, the number of units or square feet, occupancy rate, depreciated cost and the mortgage balance as of August 31, 1994.

APARTMENT BUILDINGS



Property and Location    Year Acquired     Units     Occupancy Rate (1)        Depreciated Cost      Mortgage Balance
- ---------------------    -------------     -----     ------------------        ----------------      ----------------
2031 Locust Street
Philadelphia, PA             1961             87            98%                       $ 826,000                   $ 0

Marylander
Baltimore, MD                1962            510            96%                       1,467,000                     0

Kenwood Gardens
Toledo, OH                   1963            504            93%                       1,871,000                     0

Chateau
Midland, TX                  1964            101            98%                         637,000                     0

Camp Hill Plaza
Camp Hill, PA                1969            300            98%                       1,579,000             7,057,000

Lakewood Hills
Harrisburg, PA               1972            562            99%                       6,676,000                     0

Cobblestone
Pompano Beach, FL            1993            384            98%                      12,402,000             9,163,000

Shenandoah
West Palm Beach, FL          1993            220            95%                      11,195,000                     0


Hidden Lakes (3)             1994            360            92%                      12,502,000                     0
Dayton, OH

Palms of Pembroke (4)
Pembroke Pines, FL           1994            348            95%                      21,768,000                     0
                                           -----                                     ----------            ----------
             SUB TOTAL                     3,376                                     70,923,000            16,220,000


Consolidated Partnership(5)
- --------------------------
Emerald Point
Virginia Beach, VA           1993             862            91%                      21,798,000            17,659,000
                                            -----                                    -----------           -----------
                 TOTAL                      4,238                                    $92,721,000           $33,879,000
                                            =====                                    ===========           ===========



SHOPPING CENTERS


Property and Location       Year Acquired      Square Feet       Percentage Leased (2)      Depreciated Cost     Mortgage Balance
- ---------------------       -------------      -----------       --------------------       ----------------     ----------------
Crest Plaza
Shopping Center                1964              153,000                96%                    $ 2,943,000                  $ 0
Allentown, PA

Ingleside Center
(Acme Parcel)
Thorndale, PA                  1980               41,000  (6)           83%                      1,230,000            1,110,000

South Blanding
Village                        1986              107,000                98%                      8,213,000                    0
Jacksonville, FL

Mandarin Corners
Jacksonville, FL               1986              216,000  (7)           97%                     13,274,000            9,030,000
                                                 -------                                        ----------            ---------
                                                 517,000                                       $25,660,000          $10,140,000
                                                 =======                                       ===========          ===========

INDUSTRIAL PROPERTIES


Property and Location       Year Acquired      Square Feet       Percentage Leased (2)      Depreciated Cost     Mortgage Balance
- ---------------------       -------------      -----------       --------------------       ----------------     ----------------
Office and Warehouse
Annandale, VA                  1962              332,000                100%                   $ 1,226,000                  $ 0

Warehouse
Pennsauken, NJ                 1962               12,000                100%                        63,000                    0

Warehouse
Allentown, PA                  1962               16,000                100%                        17,000                    0

Warehouse
Pennsauken, NJ                 1963               30,000                100%                       123,000                    0

Warehouse and Plant
Lowell, MA                     1963              197,000                100%                       736,000                    0
                                                 -------                                      ------------         ------------
                                                 587,000                                         2,165,000                    0
                                                 =======                                      ------------          -----------
Total Wholly Owned                                                                            $120,546,000          $44,019,000
                                                                                              ============          ===========

(1) Occupancy rate is calculated as the percentage of occupied units for all apartments as of August 31, 1994.

(2) Percentage Leased is calculated as a percentage of total shopping center net leasable area for which leases were in effect as of August 31, 1994.

(3) Acquired on February 23, 1994.

(4) Acquired on August 1, 1994.

(5) Registrant has control of this partnership and as a result for financial statement purposes the partnership is consolidated with Registrant.

(6) Acme Markets, which occupied 34,000 square feet, vacated the property but continued to pay the rent pursuant to its lease which was to expire July, 2000. Registrant, effective August 31, 1994, entered into a lease with K-Mart to occupy the shopping center and cancelled the Acme lease.

(7) Registrant, in settlement of a partners' obligation acquired the partners' 50% interest in this property on February 1, 1994.

PARTNERSHIPS AND JOINT VENTURES

     The following chart sets forth the type of property and location, year acquired, Registrant's equity interest in amounts shown, number of units, square feet of building or acres of ground, occupancy rate, percentage leased, partnerships and joint ventures depreciated cost, partnerships and joint ventures mortgage balance and Registrant's investment in partnerships and joint ventures at August 31, 1994.


APARTMENT BUILDINGS

Unconsolidated Partnerships and Joint Ventures



                                                                                              Partnerships
                                                                         Partnerships and      and Joint         Registrant's
                                      Registrant's                        Joint Ventures        Ventures         Investment in
Property and             Year           Equity                Occupancy     Depreciated        Mortgage         Partnerships and
Location                Acquired       Interest      Units      Rate           Cost           Balance (1)       Joint Ventures (2)
- -------------           --------      ------------   -----   ----------  ----------------     ------------      ------------------
Cambridge Hall
West Chester, PA          1967           50%          232       100%           $ 1,227,000       $ 157,000         $ 1,614,000

Fox Run
Warminster, PA            1969           50%          196       100%             1,772,000       3,766,000          (1,129,000)

Will-O-Hill
Reading, PA               1983           50%          190        99%             3,349,000       1,965,000             855,000

Fox Run
Bear, DE                  1988           50%          414        96%            20,069,000      15,364,000           1,916,000

Eagle's Nest
Coral Springs, FL         1989           50%          264        98%            20,365,000      16,150,000           2,006,000

Regency Lakeside
Omaha, NE                 1990           50%          433       100%            24,908,000      19,369,000           2,007,000

Countrywood
Tampa, FL                 1993           50%          536        95%            10,173,000       6,767,000           1,738,000

Windsong
Altamonte Springs, FL     1993           40%          312        95%             6,019,000       3,774,000             924,000
                                                    -----                      -----------     -----------          ----------
                                                    2,577                      $87,882,000     $67,312,000          $9,931,000
                                                    =====                      ===========     ===========          ==========

SHOPPING CENTERS

                                                                                Partnerships      Partnerships
                                                                                 and Joint         and Joint         Registrant's
                                     Registrant's                                 Ventures          Ventures        Investment in
Property and                Year       Equity                     Percentage    Depreciated         Mortgage       Partnerships and
  Location                Acquired    Interest     Square Feet      Leased          Cost           Balance(1)      Joint Ventures(2)
- ------------             ---------   ------------  -----------    ----------    ------------      ------------     -----------------
Park Plaza Shopping
Center                      1963         50%         148,000          97%       $1,320,000          $ 532,000           $ 417,000
Pinellas Park, FL

Whitehall Mall
Allentown, PA               1964         50%         603,000(3)       98%        6,006,000              0               4,514,000

Punta Gorda Mall
Punta Gorda, FL             1965         25%         105,000          92%          960,000          2,297,000            (336,000)

Ormond Beach Mall
Daytona Beach, FL           1966         25%         101,000          98%          741,000              0                 156,000

Palmer Park Mall
Easton, PA                  1972         50%         349,000(4)       97%        5,859,000          4,709,000             236,000

Gateway Mall
St. Petersburg, FL          1973         60%         386,000(5)       76%        2,451,000              0               1,735,000

Rio Mall
Rio Grande, NJ              1973         50%         161,000          87%        1,575,000            884,000             514,000

Lehigh Valley Mall
Allentown, PA               1973         50%       1,054,000(6)       99%       18,077,000         22,796,000          (1,882,000)

East Towne Mall
Lancaster, PA               1973         50%         303,000          75%        4,396,000          3,979,000             246,000

Chippewa Mall
Beaver Falls, PA            1979         50%          83,000          67%        1,861,000          1,960,000             (86,000)

Greene Plaza
Waynesburg, PA              1980         50%         117,000          98%        2,739,000          2,474,000             161,000

Ingleside Center
(K-Mart Parcel)
Thorndale, PA               1981         50%          58,000          96%        1,721,000          1,652,000              66,000

Forestville Shopping
Center
Forestville, MD             1983         75%         218,000          92%        6,356,000          2,107,000           3,000,000

Frank's Garden Center
Margate, FL (7)             1987       87.5%          40,000          82%        2,106,000              0                 378,000

                                                                                Partnerships      Partnerships
                                                                                 and Joint         and Joint         Registrant's
                                     Registrant's                                 Ventures          Ventures        Investment in
Property and                Year       Equity                     Percentage    Depreciated         Mortgage       Partnerships and
  Location                Acquired    Interest     Square Feet      Leased          Cost           Balance(1)      Joint Ventures(2)
- ------------             ---------   ------------  -----------    ----------    ------------      ------------     -----------------
Laurel Mall
Hazelton, PA
                            1988         40%         555,000          96%        17,742,000         20,300,000          ( 374,000)
                                                   ---------                    -----------        -----------         ----------
                                                   4,281,000                    $73,910,000        $63,690,000         $7,745,000
                                                   =========                    ===========        ===========         ==========
INDUSTRIAL PROPERTY

Warehouse and Plant
Ft. Washington, PA          1962         50%         141,000         100%         $ 448,000        $         0           $ 49,000
                                                   ---------                    -----------        -----------         ----------


LAND                                                              Partnerships     Partnerships
                                                                    and Joint       and Joint       Registrant's
                                     Registrant's                   Ventures         Ventures       Investment in
Property and              Year         Equity                     Depreciated        Mortgage      Partnerships and
Location                Acquired      Interest       Acres            Cost           Balance      Joint Ventures (2)
- ------------            --------     ---------       -----       -------------     ------------   ------------------
Rancocas, NJ              1971          75%            54         $  646,000      $        0         ($1,248,000)
Elizabethtown, PA         1972          50%            22            279,000               0             138,000
Bucks County, PA          1985          50%            25          2,607,000               0           ( 927,000)
Coral Springs, FL         1990          50%            14          3,520,000               0           ( 492,000)
                                                      ---       ------------      ----------         -----------
                                                      115          7,052,000               0         ( 2,529,000)
                                                      ---       ------------      ----------         -----------
Other                                                                                                     29,000
                                                                                                    ------------
           Total Partnerships and Joint Ventures                $169,292,000    $131,002,000         $15,225,000
                                                                ============    ============         ===========


(1) Some partnerships and joint ventures have incurred non-mortgage indebtedness in connection with operations.

(2) These investments, which represent 25%-87.5% non controlling ownership interests, are recorded initially at Registrant's cost and subsequently adjusted for the Registrant's net equity in income and cash contributions and distributions.

(3) Whitehall Mall includes 82,000 square feet occupied by a department store tenant which leases the ground and owns the building.

(4) Palmer Park Mall includes 82,000 square feet occupied and owned by a department store.

(5) Gateway Mall includes 60,000 square feet occupied and owned by a department store.

(6) Lehigh Valley Mall includes 565,000 square feet occupied and owned by department stores which either own or lease the ground upon which their stores are located.

(7) Frank's Garden Center which had occupied 18,800 square feet, vacated the property but continues to pay rent until its lease term expires December 2006.

                                                                  Balance
Notes Receivable                                              August 31, 1994
- ----------------                                              ---------------
Samuel Lauter, (1)                                                 $559,600
Donald Cafiero, (1)                                                 568,000
Charles A. Lotz, Jr., Jacksonville, Fl.(2)                          521,100
                                                                 ----------
                                                                 $1,648,700
                                                                 ==========


(1) Collateralized by his partnership interest in four Partnerships.

(2) Collateralized by his interests in real estate holdings. The loan was not paid on the maturity date, February 15, 1990. The note is on a non-accrual basis.


Competition, Regulation and Other Factors

     The real estate investment business engaged in by Registrant is highly competitive. Registrant competes with investors of all types, including institutions, other real estate investment trusts, corporations, partnerships, and foreign investors, in acquiring interests in properties. Competition is extremely intense for the prime properties, with insurance companies, real estate investment trusts and numerous other institutions, corporations, pension funds, limited partnerships and other business entities, both domestic and foreign, investing in real estate.

     A substantial portion of Registrant's shopping center income consists of rents received under long-term leases. Most of these shopping center leases provide for payment by tenants of an annual minimum rent and additional rent calculated generally as a percentage of gross sales in excess of a specified amount ("percentage rent"). These shopping center leases often contain provisions for contribution by tenants to the cost of maintaining common areas and real estate tax escalation clauses under which the tenant bears its proportionate share of increases in or total real estate taxes. While tenant contributions historically have not covered all costs required to maintain common areas, some leases provide for full recovery of these costs from tenants. Upon renewal of a shopping center lease, the annual minimum rent of a tenant is often increased to an amount which approaches or exceeds the sum of the former annual minimum rent plus the most recent annual percentage rent received from the tenant, and the level from which percentage rent is calculated is correspondingly increased.

     The success of Registrant depends, among other factors, general economic conditions, population trends, real estate fluctuations, income tax laws, governmental regulations, availability and costs of financing, construction costs, increases or decreases in operating expenses, zoning laws and the ability of Registrant to keep its properties leased at profitable levels. A continuation of the current economic conditions, or adverse changes in general or local economic conditions or weakness in the real estate and retail markets, particularly in the eastern half of the United States where Registrant primary focuses its efforts, could result in the inability of some existing tenants of the Registrant's properties to meet their lease obligations and could adversely affect Registrant's ability to attract or retain tenants. It is Registrant's belief that economic conditions in the eastern half of the United States have stabilized and recently have shown some improvement. However, it is not possible to predict what, if any, effect that recovery has or will have on Registrant's properties. All of Registrant's shopping center and apartment properties are subject to significant competition.

     Registrant is not dependent upon any single lender for its long term debt. It borrows money from time to time on its general credit and expects to continue such open-account borrowing in the future and has used its general credit to guarantee obligations of partnerships in which it has an interest. A number of the traditional sources for such financing are not currently in the market or have sharply limited their activities, particularly with respect to properties more than ten years old.

     At August 31, 1994, the liability of each permanent mortgage note is limited to the particular property, except for two loans on shopping centers in the amount of $21,227,000 which are guaranteed by the partners of the partnership. Generally, the liability of a construction mortgage note and borrowings of the partnerships in which Registrant has an interest are not limited to a particular property, but are the general obligation of Registrant and the partnership. At August 31, 1994, one construction mortgage was outstanding with respect to a property in which Registrant has an interest. Where Registrant has a co-ownership or partnership interest in a property, it may be required to make the full payment under the obligation to protect its equity interest in the property. (See Note 2 of the Notes to Consolidated Financial Statements.)

     Fundamental to the operations of Registrant is the generation of funds from operations under circumstances which render such funds, if distributed to shareholders, free from Federal income taxes to the Registrant. The determination to make distributions to shareholders, however, is not solely based on funds from operations, since Registrant is required to distribute to its shareholders annually at least 95% of its real estate investment trust taxable income to remain qualified for the favorable tax treatment afforded by the Internal Revenue Code. Registrant has followed a policy of distributing all of its real estate investment trust taxable income and substantially all taxable capital gains from sales of real estate investments. Since Registrant was founded, substantially all of the cash derived from operations has been from recurring rental and interest income. However, Registrant has realized capital gains from the sale of some of its properties and from the sale of properties by partnerships in which Registrant has an interest. Registrant has in the past distributed a substantial portion of its real estate investment trust taxable income in the subsequent year and may follow this policy in the future. The Registrant is subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of Registrant's ordinary income for the calendar year plus 95% of Registrant's capital gain income for the calendar year over the amount distributed during the calendar year, as defined. A provision for excise tax was made in 1994 in the amount of $400,000. No provision was made for fiscal year 1993 as no tax was due.

     The United States government and a number of states and their subdivisions have adopted laws and regulations relating to environmental controls, some of which directly, and many of which indirectly, limit the development of real estate and may adversely affect the operations of existing properties. Such laws and regulations may operate to reduce the number and attractiveness of investment opportunities available to Registrant and limit the extent to which existing properties may be utilized. If hazardous substances are discovered on or emanating from any of Registrant's properties, the owner or operator of the property, including Registrant, may be held liable for all costs and liabilities relating to such hazardous substances. Since 1987, Registrant has conducted a Phase I environmental study on each property it seeks to acquire. The effect upon Registrant of the application of such laws and regulations cannot be predicted. However, Registrant's Trustees believe that Registrant has not to date experienced any material adverse effects by reason of the application of such laws and regulations. Registrant has no insurance coverage for the types of environmental conditions described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", page 22 of 1994 Annual Report to Shareholders, incorporated herein by reference and made a part hereof.

     In many cases, Registrant relies on its partners or entities controlled by one or more of its partners to oversee the day-to-day development, construction, leasing and management of properties in which it has an interest. Registrant's wholly-owned properties are managed either by its own staff or by independent property managers on a contract basis. Should such entities be unable or unwilling to perform their obligations or responsibilities with respect to one or more projects, Registrant's present staff is not of sufficient size to perform those functions.

     In the past three years inflation has not had a significant impact on Registrant because of the relatively low inflation rate. Should the inflation rate increase substantially, some of the impacts would have differing results on net income. Generally retail prices would increase which would increase the rents paid by those tenants whose sales were at or near the level at which percentage rents would be paid in addition to the minimum rents. Some shopping center leases require tenants to pay a portion of operating expenses and taxes which tends to mitigate the overall impact of inflation. Furthermore, there can be no assurances that leases with such provisions will be renewed at the same levels in the future. The direct impact on net income depends on the amount of debt subject to rate adjustments in effect. An increase in interest rates may also affect the ability to borrow money by the Registrant and the partnerships in which Registrant has an interest, particularly when mortgages mature and a balloon payment is required.

Bank Lines of Credit

     At August 31, 1994, Registrant had an aggregate $55,000,000 of unsecured revolving lines of credit of which $46,655,000 was borrowed ($10,519,000 through partnerships and $36,136,000 by the Registrant). In addition, a bank loan in the amount of $1,409,000 had been guaranteed by the partners of a partnership, including Registrant. The lines of credit provide that the loans will bear interest at rates tied to the prime rate with no requirement that Registrant maintain any compensating balances. The weighted average interest rate based on amounts borrowed was 6.5% at August 31, 1994. In connection with the loans, Registrant agreed to certain covenants, including maintaining a minimum net worth (as defined in the loan documents) and maintaining cash and cash equivalents levels of at least $3,000,000, which may include up to $2,000,000 of Registrant's share of cash and cash equivalents held by partnerships. During all relevant periods, Registrant was in compliance with those covenants.

     In November 1994, Registrant obtained a $110 million revolving credit and acquisition facility. Of this amount, $78 million is a 30-month unsecured revolving credit facility which replaced the one year credit lines of $55 million, referred to above. The $32 million balance is a one-year secured borrowing, which was advanced for the acquisition of Boca Palms Apartments, discussed elsewhere herein. Both credit facilities permit Registrant to borrow, at its election (i) at the prime rate or (ii) LIBOR plus 1.85% for the revolving credit facility; and (i) at the prime rate or the federal funds effective rate plus 0.5% or (ii) LIBOR plus 2.0% for the secured facility.

Employees

     Registrant, as of August 31, 1994, employed fourteen (14) persons on a full-time basis, three of whom, Sylvan M. Cohen, Chairman and Chief Executive Officer, Jonathan B. Weller, President and Chief Operating Officer and Robert G. Rogers, Executive Vice President, are Trustees.

Item 2. Properties

     See the tables under "Item 1. Business" at pages 5 to 10 for the properties owned by Registrant, both wholly owned and those in which it has a percentage interest, and reference is made thereto.

     Registrant has leased 4,661 square feet of space for its principal offices at 455 Pennsylvania Avenue, Ft. Washington, Pennsylvania, for a term of five years and five months. The rent for the first year's rent is $13.00 per square foot, escalating annually to the final year's rent at $14.50 per square foot. In addition to the rent, Registrant pays its pro rata share of any increase in operating expenses over those in 1993, which is the base year for determining the increase.

     Titles to all of Registrant's real estate investments have been searched and reported to Registrant by reputable title companies. The exceptions listed in such title reports will not, in the opinion of Registrant, prevent the respective properties from being used for the intended purposes.


Schedule of Real Estate and Accumulated Depreciation

     Schedule XI, "Real Estate and Accumulated Depreciation - August 31, 1994," is part of the financial statement schedules attached hereto and reference is made to that schedule which is incorporated herein by reference for the amount of encumbrances, initial cost of the properties to Registrant, cost of improvements, the amount at which carried and the amount of the accumulated depreciation.

Item 3. Legal Proceedings

     Daniel Berman and Robert Berman (the "Bermans") and/or entities owned or controlled by them are partners of wholly-owned subsidiaries of Registrant in the ownership of Fox Run Apartments, Bear, Delaware, Eagle's Nest Apartments, Coral Springs, Florida, and 14 undeveloped acres in Coral Springs, Florida. Berman Real Estate Management, Inc., a corporation owned by the Bermans, currently manages the two apartment complexes.

     On May 27, 1994 the Bermans on behalf of themselves and partnerships and corporations controlled and/or owned by them commenced an action against Registrant and wholly-owned subsidiaries owned by it. Berman v. Burren, Inc., et al, Montgomery County Court of Common Pleas, Civil Action No. 94-09993 (the "Pennsylvania Litigation"). The complaint in the Pennsylvania Litigation alleges breach of contract, misrepresentation, and breach of fiduciary duty and seeks a declaratory judgment. The complaint was amended in response to Registrant's preliminary objections to add several claims not alleged in the original complaint, including that Registrant tortiously interfered with a contract to develop the parcel in Coral Springs, Florida and that defendants had no right to terminate the leasing and managing agreement at Fox Run. The amended complaint seeks a declaratory judgment and damages. The Court has not rendered a decision on Registrant's preliminary objections to the amended complaint or its motion to strike.

     On June 22, 1994 two wholly-owned subsidiaries of Registrant commenced an action in Delaware against the Bermans and several partnerships and corporations controlled and/or owned by them. Berdel, Inc. et al v. Berman Real Estate Management, Inc. et al, Delaware Court of Chancery in and for New Castle County, Civil Action No. 13579 (the "Delaware Litigation"). The action seeks a declaratory judgment and an injunction preventing the defendant from continuing to manage Fox Run and damages resulting from the payment by plaintiff of defendant's share of the investigation and remediation of the environmental condition at Fox Run Apartments. Defendants moved to dismiss or stay the Delaware Litigation in favor of the Pennsylvania Litigation and plaintiffs amended their complaint to assert additional claims for recovery of cleanup costs under the Delaware Hazardous Substance Cleanup Act, diminuation in value of investment, conspiracy, breach of fiduciary duty and tortious interference with contract. The Court has not rendered a decision on defendant's motion to dismiss.

     On June 20, 1994, a wholly-owned subsidiary of Registrant commenced an action against the Bermans, a partnership and several corporations owned or controlled by them, seeking damages for failure to make capital contributions under the partnership's agreement for Eagle's Nest Apartments. Berfla, Inc. v. ETA Associates, et al, Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Civil Case No. CL 94-4787AJ (the "Florida Litigation"). Defendants moved to abate or stay the Florida Litigation in favor of the Pennsylvania Litigation. On September 13, 1994 the Court granted defendants' motion.

     Discovery is in its preliminary stages in both the Pennsylvania Litigation and the Delaware Litigation. It is Registrant's intent to continue to vigorously resist plaintiffs' claims in the Pennsylvania Litigation and to pursue all of the claims asserted by its subsidiaries in the Delaware Litigation.

Item 4. Submision of Matters to a Vote of Security Holders

     There were no matters submitted for a vote of security holders during the Registrant's fourth quarter.

                      Executive Officers of the Registrant

   The executive officers of Registrant on November 1, 1994 were as follows:


                                                        DATE OF
                                                     COMMENCEMENT                   BUSINESS EXPERIENCE
         NAME AND POSITION              AGE           OF POSITION                   DURING PAST 5 YEARS

Sylvan M. Cohen                          80              1960            Chairman and Chief Executive Officer of
Chairman and                                                             Registrant; Partner of Cohen, Shapiro,
Chief Executive Officer                                                  Polisher, Shiekman and Cohen, attorneys.

Jonathan B. Weller                       47              1994            Executive Vice President of Eastdil
President and Chief                                                      Realty, Inc.  A member of its Management
Operating Officer                                                        and Investment Committees, as well as a
                                                                         member of its Board of Directors.
Robert G. Rogers                         63              1972            Executive Vice President of Registrant
Executive Vice President

Jeffrey A. Linn                          45              1990            Director of operations and development
Vice President for Acquisitions and                                      from 1984 until elected Vice President -
Secretary                                                                Operations (title changed in 1994 to Vice
                                                                         President for Acquisitions) and Secretary
                                                                         of Registrant in December 1990.
Dante J. Massimini                       61              1976            Treasurer since 1976 and elected Vice
Vice President - Finance                                                 President - Finance and Treasurer of
and Treasurer                                                            Registrant in December 1990.





     None of the foregoing officers is related by blood, marriage, or adoption to any of the others or to any of the Trustees. All of the officers serve at the will of the Trustees but are elected to terms expiring at the annual meeting of the Trustees, which next occurs on December 15, 1994. There is no special arrangement with any officer pursuant to which he was elected. Mr. Cohen has an employment contract to serve Registrant as its chief executive officer for a term that expires on December 31, 1994 and then from year to year unless terminated by written notice. Messrs. Rogers and Massimini have employment contracts to serve Registrant as its officers for initial terms that expire in 1996 and 1995, respectively, and then year-to-year unless terminated by written notice. Mr. Linn has an employment contract to serve Registrant as Vice President for Acquisitions and Secretary. The contract was entered into in 1985 with an initial term of two years and then from year-to-year unless terminated by written notice.

     Registrant entered into an Employment Agreement with Mr. Weller on December 14, 1993. The employment period is for a term of three years; provided, however, that commencing one year after the start of his employment, February 1, 1994, and on each annual anniversary of such date, unless the agreement is previously terminated, the employment period shall be automatically extended so as to terminate three years from the said February 1st. The Employment Agreement provides for an annual base salary of $275,000 and provides that in the event that the base salary is raised the raised salary shall become the base salary for purposes of the Employment Agreement. Pursuant to the Employment Agreement, Mr. Weller was granted, subject to shareholder approval, a non qualified stock option to acquire 100,000 shares of Registrant's stock with a purchase price of $24.625 per share, equal to the opening price of Registrant's shares on the American Stock Exchange on December 14, 1993. In accordance with the Employment Agreement, Mr. Weller invested $250,000 in shares of the Registrant.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Incorporated by reference to "Market Prices and Distribution Record", inside front cover of the 1994 Annual Report to Shareholders.

     The Board of Trustees on December 19, 1991 changed the prior practice of making semi-annual distributions. The Board of Trustees in each quarter, subsequent to the third quarter of the 1992 fiscal year, has considered and declared a quarterly distribution. It is anticipated that the Board of Trustees will consider a distribution each quarter; however, no assurance can be given that a distribution will be declared.

Item 6. Selected Financial Data

     Incorporated by reference to "Financial Highlights", page 1 of the 1994 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to pages 21-24 of the 1994 Annual Report to Shareholders.

Item 8. Financial statements and Supplementary Data

     The consolidated balance sheets of the Registrant as of August 31, 1994, and 1993, and the related consolidated statements of income, beneficiaries' equity and cash flows for each of the three years in the period ended August 31, 1994, and the report of independent public accountants thereon and Registrant's summary of unaudited quarterly financial information for the two-year period ended August 31, 1994 are incorporated by reference from the 1994 Annual Report to Shareholders, pages 12-20. The audited financial statements of Lehigh Valley Associates for the years ended August 31, 1993 and December 31, 1992 and 1991 and the report of independent auditors thereon are incorporated by reference from Registrant's Form 8 dated March 29, 1994 amending Registrant's Form 10-K annual report for the fiscal year ended August 31, 1992.

Item 9. Disagreements on Accounting and Financial Disclosure

     There are no matters which are required to be reported under this Item 9.

                                    PART III

Item 10. Directors and Executive Oficers of the Registrant

     Incorporated herein by reference from Registrant's definitive proxy statement for the annual meeting of shareholders on December 15, 1994 under the caption "Nominees for the Office of Trustee and Trustees Continuing in Office", pages 3-4. See also the list of Registrant's executive officers and related information appearing in Part I hereof, pages 16-17.

Item 11. Executive Compensation

     Incorporated herein by reference from Registrant's definitive proxy statement for the annual meeting of shareholders on December 15, 1994 under the captions "Executive Compensation", "Stock Options", "Compensation of Directors", and "Benefit Plans", pages 5-9.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from Registrant's definitive proxy statement for the annual meeting of shareholders on December 15, 1994 under the captions "Principal Security Holders", page 14, and "Nominees for the Office of Trustee and Trustees Continuing in Office", pages 3-4.


Item 13. Certain Relationships and Related Transactions

     Incorporated herein by reference from Registrant's definitive proxy statement for the annual meeting of shareholders on December 15, 1994 under the caption "Transactions with Management", page 14.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements

    (1) Financial Statements
        1. The consolidated financial statements appear in the 1994 Annual Report to Shareholders.

        2. The financial statements of Lehigh Valley Associates for the year ended August 31, 1993 are incorporated herein by reference from Registrant's Annual Report for the fiscal year ended August 31, 1993 on Form 10-K. The financial statements of Lehigh Valley Associates for the year ended August 31, 1994 are not included in this Form 10-K Annual Report as the partnership did not meet the conditions for inclusion set forth in Rule 3-09 of Regulation S-X.

        3. The financial statements of Lehigh Valley Associates for the years ended December 31, 1992 and 1991 are incorporated herein by reference from Registrant's Form 8 dated March 29, 1993, amending Registrant's Form 10-K Annual Report for the fiscal year ended August 31, 1992.

     (2) Schedules

        VIII - Valuation and Qualifying Accounts
        XI   - Real Estate and Accumulated Depreciation
        XII  - Mortgage Loans on Real Estate - August 31, 1994

           Report of Independent Public Accountants on Supplemental Schedules Schedules not included have been omitted because they are not applicable or are not required or the required information is reported in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

    Registrant filed a Form 8-K Report on August 15, 1994, reporting under Item 2 the purchase on August 1, 1994 of The Palms of Pembroke Apartments for $20,496,500. Included in the Form 8-K Report under Item 7 were The Palms of Pembroke - Statements of Revenues and Certain Expenses as of the Year Ended August 31, 1993 and the Nine-Month Period Ended May 31, 1994 (unaudited) and the Pro Forma Unaudited Consolidating Balance Sheet as of May 31, 1994 and Consolidating Statements of Operations for the year ended August 31, 1993 and the Nine-Month Period ended May 31, 1994 (unaudited).

(c) Exhibits

     3.1 Copy of Trust Agreement as Amended and Restated on December 16, 1987. Filed as Exhibit 3.1 to Registrant's Annual Report for the fiscal year ended August 31, 1988 on Form 10-K and incorporated herein by this reference.

     10.1 Employment Agreement, dated as of March 14, 1985 as of January 1, 1990, between Registrant and Sylvan M. Cohen, incorporated hereby by reference to Exhibit 10.1 to Registrant's Form 10-K for the fiscal year ended August 31, 1990.

     10.2 First Amendment to Amended and Restated Employment Agreement as of July 12, 1993 between Registrant and Robert G. Rogers, incorporated hereby by reference to Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended August 31, 1993.

     10.3 Amended and Restated Employment Agreement, dated as of October 1, 1990, between Registrant and Robert G. Rogers, incorporated hereby by reference to Exhibit 10.2 to Registrant's Form 10-K for the fiscal year ended August 31, 1990.

     10.4 Amended and Restated Employment Agreement, dated as of October 1, 1990, between Registrant and Dante J. Massimini, incorporated hereby by reference to Exhibit 10.3 to Registrant's Form 10-K for the fiscal year ended August 31, 1990.

     10.5 Registrant's 1990 Incentive Stock Option Plan, incorporated hereby by reference to Appendix A to Exhibit "A" to Registrant's Form 10-Q for the quarterly period ended November 30, 1990.

     10.6 Registrant's Stock Option Plan for Non-Employee Trustees, incorporated herein by reference to Appendix B to Exhibit "A" to Registrant's Form 10-Q for the quarterly period ended November 30, 1990.

     10.7 Purchase and Sale Agreement between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Registrant and Pembroke Associates Limited Partnership dated May 9, 1994 (without affiliates); and Amendment No. 1 to Purchase and Sale Agreement between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of Registrant and Pembroke Associates Limited Partnership dated June 28, 1994, incorporated hereby by reference to Exhibit 10.7 to Registrant's Form 8-K dated August 1, 1994 and filed August 15, 1994.

     10.8 Agreement of Sale (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Pennsylvania Real Estate

           Investment Trust and Arbern Investors VI, L.P., each a Delaware limited partnership, dated September 24, 1994 (without exhibits); and Amendment No. 1 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Pennsylvania Real Estate Investment Trust and Arbern Investors VI, L.P. each a Delaware limited partnership, dated November 4, 1994, incorporated hereby by reference to Exhibit 10.8 to Registrant's Form 8-K dated November 10, 1994 and filed November 23, 1994.

     10.9 Agreement of Sale (Phase II) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Pennsylvania Real Estate Investment Trust and Arbern Investors VIII, L.P., each a Delaware limited partnership, dated September 24, 1994 (without exhibits); Amendment No. 1 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Pennsylvania Real Estate Investment Trust and Arbern Investors VIII, L.P., each a Delaware limited partnership, dated November 4, 1994; and Amendment No. 2 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Pennsylvania Real Estate Investment Trust and Arbern Investors VIII, L.P., each a Delaware limited partnership, dated November 4, 1994, incorporated hereby by reference to Exhibit
           10.9 to Registrant's Form 8-K dated November 10, 1994 and filed on November 23, 1994.

     10.10 Employment Agreement dated as of December 14, 1993 between Registrant and Jonathan B. Weller.

     10.11 Registrant's Amended Incentive and Non Qualified Stock Option Plan, incorporated hereby by reference to Exhibit A to Registrant's definitive proxy statement for the annual meeting of shareholders on December 15, 1994 which was filed November 17, 1994 (Exhibit 13.2).

     10.12 Registrant's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, incorporated hereby by reference to Exhibit B to Registrant's definitive proxy statement for the annual meeting of shareholders on December 15, 1994 which was filed November 17, 1994 (Exhibit 13.2).

     13.1 "Market Price and Distribution Record" contained on inside cover page; "Financial Highlights" contained on page 1 of Registrant's 1994 Annual Report to Shareholders; consolidated financial statements including "notes to consolidated financial statements" and "report of independent public accountants" contained on pages 12-14, pages 15-19 and page 20, respectively of Registrant's 1994 Annual Report to Shareholders; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 21-24 of Registrant's 1994 Annual Report to Shareholders.

     13.2 Registrant's definitive proxy statement for the annual meeting of shareholders on December 15, 1994 which was filed November 17, 1994.

     22.   Listing of subsidiaries

     27.   Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                       (Registrant)


Date: November 28, 1994            By:  s/ Sylvan M. Cohen
                                      --------------------
                                           Sylvan M. Cohen, Chairman and
                                           Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sylvan M. Cohen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


s/ Sylvan M. Cohen
- ---------------------------------------
Sylvan M. Cohen,                             November 28, 1994
Chairman and Chief Executive Officer and
Trustee
(Principal Executive Officer)
s/ Jonathan B. Weller
- ---------------------------------------
Jonathan B. Weller,                          November 28, 1994
President and Chief Operating Officer
and Trustee




s/ William R. Dimeling
- ---------------------------------------
William R. Dimeling,                         November 28, 1994
Trustee



s/ Jack Farber
- ---------------------------------------
Jack Farber,                                 November 28, 1994
Trustee



s/ Robert Freedman
- ---------------------------------------
Robert Freedman,                             November 28, 1994
Trustee



- ---------------------------------------
Lee Javitch,                                 November   , 1994
Trustee


- ---------------------------------------
Samuel J. Korman,                            November   , 1994
Trustee



- ---------------------------------------
Jeffrey P. Orleans,                          November   , 1994
Trustee



s/ Robert G. Rogers
- ---------------------------------------
Robert G. Rogers,                            November 28, 1994
Executive Vice President and Trustee
s/ Jeffrey A. Linn
- ---------------------------------------
Jeffrey A. Linn,                             November 28, 1994
Vice President - Acquisitions and
 Secretary



s/ Dante J. Massimini
- ---------------------------------------
Dante J. Massimini,                          November 28, 1994
Vice President - Fiance and Treasurer
(Principal Financial and Accounting
Officer)

                                                                   SCHEDULE VIII


                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                       VALUATION AND QUALIFYING ACCOUNTS


         Column A                     Column B                     Column C                   Column D               Column E
                                                                   Additions
                                                       -------------------------------
                                       Balance           Charged to        Charged to                               Balance at
                                     Beginning of        Costs and           Other                                    End of
      Description                      Period             Expenses          Accounts         Deductions               Period
- -----------------------------        ------------       -----------        ----------        -----------            ----------
ALLOWANCE FOR POSSIBLE
 LOSSES:

   Year ended August 31, 1994        $1,440,000         $1,795,000           $   -               $    -             $3,235,000
                                     ==========         ==========           =====               ======             ===========

   Year ended August 31, 1993        $1,120,000         $  320,000           $   -               $    -             $1,440,000
                                     ==========         ==========           =====               ======             ===========

   Year ended August 31, 1992        $  800,000         $  320,000           $   -               $    -             $1,120,000
                                     ==========         ==========           =====               ======             ===========


                                                                     SCHEDULE XI
                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1994


         Column A                                                Column B                            Column C
                                                                Encumbrances
                                                --------------------------------------------
                                                 Interest          Maturity        Balance at       Initial Cost
       Description                                Rate              Date           8/31/94           to Trust
- ---------------------------------------         --------         ----------       ---------        ------------
APARTMENT BUILDINGS:
    2031 Locust Street-
       Land                                                                       $                  $  100,000
       Building and improvements                                                                      1,028,000
       Furniture and portable equipment
Camp Hill Plaza Apartments-
       Land                                       9.5%              3/1/2007       7,057,000            336,000
       Building and improvements                                                                      2,910,000
       Furniture and portable equipment                                                                 150,000
Chateau Apartments-
       Land                                                                                             110,000
       Building and improvements                                                                      1,004,000
       Furniture and portable equipment                                                                 159,000
Cobblestone Apartments-
       Land                                  7.50% to 8.25%       12/16/2002       9,163,000          2,860,000
       Building and improvements                                                                      9,331,000
       Furniture and portable equipment                                                                 249,000
Kenwood Gardens-
       Land                                                                                             489,000
       Building and improvements                                                                      3,007,000
       Furniture and portable equipment                                                                 228,000
Lakewood Hills Apartments-
       Land                                                                                             501,000
       Building and improvements                                                                     10,935,000
       Furniture and portable equipment                                                                 468,000
Marylander Apartments-
       Land                                                                                             117,000
       Building                                                                                       4,013,000
       Furniture and portable equipment                                                                 327,000
Shenandoah Village-
       Land                                                                                           2,200,000
       Building and improvements                                                                      8,695,000
       Furniture and portable equipment                                                                 220,000
Emerald Point
       Land                                      7.49%            3/1/2008         17,659,000         3,062,000
       Building and improvements                                                                     17,352,000
       Furniture and portable equipment                                                               1,293,000
Hidden Lakes-
       Land                                                                                           1,225,000
       Building and improvements                                                                     10,807,000
       Furniture and portable equipment                                                                 489,000
Palms of Pembroke-
       Land                                                                                           4,868,000
       Building and improvements                                                                     16,389,000
       Furniture and portable equipment                                                                 531,000

         Column A                                Column D         Column E         Column F          Column G&H          Column I

                                                Improvements,     Amount at
                                                  Net of        Which Carried     Accumulated           Date
                                                Retirements        8/31/94        Depreciation       Constructed        Depreciable
       Description                             Etc. (Note 4)    (Notes 1 & 2)       (Note 3)          or Acquired       Life (Years)
- ---------------------------------------      ---------------    ------------    --------------       ------------       ------------
APARTMENT BUILDINGS:
    2031 Locust Street-
       Land                                 $     -           $  100,000         $       -                1961
       Building and improvements             1,152,000         2,180,000          1,710,000                                   11-25
       Furniture and portable equipment        451,000           451,000            195,000                                     10
Camp Hill Plaza Apartments-
       Land                                       -              336,000                 -                1969
       Building and improvements               607,000         3,517,000          2,578,000                                5-33-1/3
       Furniture and portable equipment        413,000           563,000            259,000                                   7-10
Chateau Apartments-
       Land                                       -              110,000                 -                1964
       Building and improvements               341,000         1,345,000          1,000,000                                  3-38
       Furniture and portable equipment        294,000           453,000            270,000                                  5-13
Cobblestone Apartments-
       Land                                       -            2,860,000                -                 1992
       Building and improvements               274,000         9,605,000            419,000                                 10-40
       Furniture and portable equipment        161,000           410,000             55,000                                  7-10
Kenwood Gardens-
       Land                                       -              489,000                -                 1963
       Building and improvements             1,282,000         4,289,000          3,423,000                                  8-38
       Furniture and portable equipment        864,000         1,092,000            575,000                                  8-10
Lakewood Hills Apartments-
       Land                                       -              501,000                -          Phase I 1972
       Building and improvements             1,012,000        11,947,000          6,429,000        Phase II 1975             8-45
       Furniture and portable equipment      1,072,000         1,540,000            881,000        Phase III 1980             10
Marylander Apartments-
       Land                                       -              117,000                -             1962
       Building                              1,529,000         5,542,000          4,593,000                                 10-39
       Furniture and portable equipment        504,000           831,000            429,000                                  5-10
Shenandoah Village-
       Land                                       -            2,200,000                -
       Building and improvements               211,000         8,906,000            254,000           1993                  10-39
       Furniture and portable equipment        148,000           368,000             25,000                                  5-10
Emerald Point
       Land                                       -            3,062,000                -             1993
       Building and improvements               813,000        18,165,000            703,000                                 10-39
       Furniture and portable equipment        186,000         1,479,000            205,000                                  5-10
Hidden Lakes-
       Land                                       -            1,225,000                -             1994
       Building and improvements                35,000        10,842,000            142,000                                 10-39
       Furniture and portable equipment        101,000           590,000             14,000                                  5-10
Palms of Pembroke-
       Land                                       -            4,868,000                -             1994
       Building and improvements                11,000        16,400,000             34,000                                 10-39
       Furniture and portable equipment          4,000           535,000              3,000                                  5-10

                                                                     SCHEDULE XI
                                                                     (Continued)

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1994


        Column A                                                 Column B                                  Column C
                                                               Encumbrances
                                      ------------------------------------------------------------
                                            Interest              Maturity            Balance at          Initial Cost
        Description                           Rate                  Date                8/31/94             to Trust
- ------------------------------------        ---------           ------------        ------------        -------------
INDUSTRIAL PROPERTIES:
ARA Services, Inc., Allentown, PA-
       Land                                                                     $                       $    3,000
       Building and improvements                                                                            82,000
ARA Services, Inc., Pennsauken, NJ-
       Land                                                                                                 20,000
       Building and improvements                                                                           190,000
Interstate Container Corporation,
       Lowell, MA-
       Land                                                                                                 34,000
       Building and improvements                                                                           364,000
People's Drug (CVS), Annandale, VA-
       Land                                                                                                225,000
       Building and improvements                                                                         1,873,000
Sears, Roebuck and Company,
       Pennsauken, NJ-
       Land                                                                                                 25,000
       Building and improvements                                                                           206,000
SHOPPING CENTERS AND RETAIL STORES:
Crest Plaza Shopping Center-
       Land                                                                                                278,000
       Building and improvements                                                                         2,230,000
       Furniture and portable equipment                                                                     -
Sitler Tract-
       Land                                                                                                 54,000
Ingleside Shopping Center --Acme Parcel-
       Land                                    7.5%             8/1/2000          1,110,000                382,000
       Building and improvements                                                                         1,471,000
       Furniture and portable equipment                                                                      -
South Blanding Village-
       Land                                                                                              2,946,000
       Building and improvements                                                                         6,138,000
       Furniture and portable equipment                                                                      -
Mandarin Corners-
       Land                                  9.125%             8/1/2008          9,030,000              4,891,000
                                                                                -----------           ------------
       Building and improvements                                                                        10,168,000
       Furniture and portable equipment                                                                     -

           Total for wholly owned and
              consolidated partnership                                          $44,019,000           $137,033,000
                                                                                -----------           ------------







          Column A                            Column D             Column E         Column F         Column G&H           Column I

                                          Improvements, Net       Amount at
                                                of              Which Carried       Accumulated         Date
                                            Retirements            8/31/94         Depreciation      Constructed        Depreciable
        Description                       Etc. (Note 4)        (Notes 1 & 2)         (Note 3)        or Acquired        Life (Years)
- -------------------------------------     -----------------    --------------      ------------      ------------      -------------
INDUSTRIAL PROPERTIES:
ARA Services, Inc., Allentown, PA-
       Land                               $        -          $    3,000          $       -             1962
       Building and improvements                   -              82,000               68,000                                10-40
ARA Services, Inc., Pennsauken, NJ-
       Land                                        -              20,000                  -             1962
       Building and improvements                   -             190,000              148,000                                10-50
Interstate Container Corporation,
       Lowell, MA-
       Land                                        -              34,000                  -             1963
       Building and improvements            1,404,000          1,768,000            1,066,000                                20-50
People's Drug (CVS), Annandale, VA-
       Land                                       -              225,000                  -             1962
       Building and improvements              476,000          2,349,000            1,347,000                                25-55
Sears, Roebuck and Company,
       Pennsauken, NJ-
       Land                                       -               25,000                  -             1963
       Building and improvements              176,000            382,000              284,000                                10-50

SHOPPING CENTERS AND RETAIL STORES:
Crest Plaza Shopping Center-
       Land                                       -              278,000                  -             1964
       Building and improvements            3,013,000          5,243,000            2,634,000                                 20-40
       Furniture and portable equipment        18,000             18,000               17,000                                   10
Sitler Tract-
       Land                                       -               54,000                  -             1964
Ingleside Shopping Center --Acme Parcel-
       Land                                       -              382,000                  -             1980
       Building and improvements                8,000          1,479,000              630,000                                 33-1/3
       Furniture and portable equipment         2,000              2,000                2,000                                   10
South Blanding Village-
       Land                                       -            2,946,000                  -             1988
       Building and improvements              279,000          6,417,000            1,151,000                                 20-40
       Furniture and portable equipment                                                                                         10
Mandarin Corners-
       Land                                                    4,891,000                                 1988
       Building and improvements              407,000         10,575,000            2,192,000                                 33-1/3
       Furniture and portable equipment                             -
                                         ------------       ------------          -----------
           Total for wholly owned and
              consolidated partnership   $ 17,248,000       $154,281,000          $33,735,000
                                         ------------       ------------          -----------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                                    SCHEDULOE XI
                                                                     (Continued)

      NOTES:
          (1)  Reconciliation of amount shown in Column E:
                   Balance, August 31, 1993                                                         $112,262,000

                   Additions during the year-
                      Improvements, furniture and portable
                         equipment                                          $     2,142,000
                      Land                                                        6,094,000
                      Building                                                   28,748,000

                      Assignment of Mandarin Corners
                          50% partnership interest-
                            Land                                                  4,891,000
                            Building                                             10,575,000          52,450,000
                                                                                -----------
                   Deductions during the year-
                      Retirements                                                                            -
                      Properties sold                                                               (10,431,000)
                                                                                                  -------------
                   Balance, August 31, 1994                                                        $154,281,000
                                                                                                  =============
          (2)  The aggregate cost for federal income tax
                   purposes is approximately                                                       $153,072,000
                                                                                                  =============
          (3)  Reconciliation of amount shown in Column F:
                   (Accumulated Depreciation):

                   Balance, August 31, 1993                                                        $ 34,953,000

                   Depreciation during the year-
                      Buildings and improvements                                  2,863,000
                      Furniture and portable equipment                              615,000           3,478,000
                                                                                 ----------

                   Assignment of Mandarin Corners
                       50% partnership interest-
                         Buildings and improvements,
                            accumulated depreciation at
                            date of assignment                                                        1,984,000

                   Deductions during the year-
                      Retirements                                                                            -
                      Properties sold                                                                (6,680,000)
                                                                                                  -------------

                   Balance, August 31, 1994                                                        $ 33,735,000
                                                                                                  =============
          (4)  Cost of improvements, net of retirements, etc.,
                   consists of the following:
                      Cost of improvements                                                         $ 17,248,000
                      Retirements                                                                            -
                                                                                                  -------------
                                                                                                   $ 17,248,000
                                                                                                  =============

                                                                    SCHEDULE XII
                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                 MORTGAGE LOANS ON REAL ESTATE--AUGUST 31, 1994


         Column A         Column B      Column C            Column D           Column E     Column F      Column G    Column H
                                                                                                                      Principal
                                                                                                          Carrying  Amount of Loan
                                                        Periodic Payment                  Outstanding      Amount     Subject to
                                                             Terms                         Principal         of       Delinquent
                         Interest       Maturity     ------------------------    Prior     Amount of      Mortgage     Principal
       Description         Rate           Date       Interest       Principal    Liens      Mortgage      (Note 5)    or Interest
- ----------------------   --------       --------     --------       ---------   ------     ----------     --------   ------------
Samuel Lauter             (Note 2)      (Note 4)     Monthly        (Note 4)     None      $560,000      $560,000         None

Donald Cafiero            (Note 2)      (Note 4)     Monthly        (Note 4)     None       568,000       568,000         None

Charles A. Lotz, Jr.
  (Note 3)            2% over prime     (Note 3)     Monthly        (Note 3)     None       521,000       521,000       $521,000
                                                                                        -----------    ----------
                                                                                         $1,649,000    $1,649,000
                                                                                         ==========    ==========
NOTES:
 (1)  Reconciliation of mortgage loans-
       Balance at August 31, 1993                                                        $1,655,000
       Advances during period                                                                     -
       Repayments during period                                                              (6,000)
                                                                                         ----------
       Balance at August 31, 1994                                                        $1,649,000
                                                                                         ==========






(2) The interest rate is 1% over the prime rate but not less than 10% or more than 18%.

(3) The loan was not paid on the maturity date of December 15, 1990. The loan is on a nonaccrual basis.

(4) The loan was not paid on the maturity date of February 15, 1990. Beginning in March 1992, 25% of all distributions due are applied to the repayment of the loan.

(5) The aggregate cost for federal income tax purposes is the same as the cost shown in Column G.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULES



To Pennsylvania Real Estate Investment Trust:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Pennsylvania Real Estate Investment Trust's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 24, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
  October 24, 1994

                            LEHIGH VALLEY ASSOCIATES

                              FINANCIAL STATEMENTS
                             AS OF AUGUST 31, 1993
                         TOGETHER WITH AUDITORS' REPORT

                            LEHIGH VALLEY ASSOCIATES


                                 BALANCE SHEET

                                AUGUST 31, 1993



ASSETS:
  Real estate at cost (Notes 1 and 2):
    Land                                                            $ 8,406,814
    Building and improvements                                        19,959,224
    Furniture and equipment                                             267,882
                                                                    -----------
                                                                     28,633,920
    Less-Accumulated depreciation                                    (9,930,046)
                                                                    -----------
                                                                     18,703,874
  Cash and cash equivalents                                             665,034
  Due from tenants and others                                           886,020
  Prepaid expenses and other assets                                     456,064
                                                                    -----------
                                                                    $20,710,992
                                                                    ===========
LIABILITIES AND PARTNERS' DEFICIT:
  Mortgages payable (Note 3)                                        $23,316,368
  Accrued expenses and other liabilities, including
   accrued interest of $175,600                                         704,856
                                                                    -----------
                                                                     24,021,224
  Commitments (Notes 5 and 6)

  Partners' deficit                                                  (3,310,232)
                                                                    -----------
                                                                    $20,710,992
                                                                    ===========



         The accompanying notes are an integral part of this statement.

                            LEHIGH VALLEY ASSOCIATES


                            STATEMENT OF OPERATIONS

                       FOR THE YEAR ENDED AUGUST 31, 1993



INCOME:
  Rentals (Notes 2 and 6):
    Minimum                                                         $ 8,231,046
    Percentage                                                          898,470
  Tenant reimbursements:
    Common area maintenance                                           2,317,249
    Utilities                                                           721,734
    Real estate taxes                                                   692,026
    Insurance                                                            18,342
  Other                                                                 302,835
                                                                    -----------
                                                                     13,181,702
                                                                    -----------
EXPENSES:
  Common area expenses                                                2,440,426
  Interest (Note 3)                                                   2,135,634
  Real estate taxes                                                     692,976
  Depreciation and amortization (Note 2)                                667,480
  Management fees (Note 5)                                              645,936
  Other property operating expenses                                     307,120
                                                                    -----------
                                                                      6,889,572
                                                                    -----------
  Net income                                                        $ 6,292,130
                                                                    ===========







         The accompanying notes are an integral part of this statement.

                            LEHIGH VALLEY ASSOCIATES


                         STATEMENT OF PARTNERS' DEFICIT

                       FOR THE YEAR ENDED AUGUST 31, 1993






                                                                      Other
                                                 PREIT              Partners           Total
                                              ------------        -------------     ------------
BALANCE, SEPTEMBER 1, 1992                    $(1,472,681)        $(1,472,681)       $(2,945,362)

Net income                                      3,146,065           3,146,065          6,292,130
Cash distributions                             (3,328,500)         (3,328,500)        (6,657,000)
                                              -----------         -----------        -----------
BALANCE, AUGUST 31, 1993                      $(1,655,116)        $(1,655,116)       $(3,310,232)
                                              ===========         ===========        ===========










         The accompanying notes are an integral part of this statement.

                            LEHIGH VALLEY ASSOCIATES


                            STATEMENT OF CASH FLOWS

                       FOR THE YEAR ENDED AUGUST 31, 1993



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                  $  6,292,130
  Adjustments to reconcile net income to net
   cash provided by operating activities-
     Depreciation and amortization                                                                 667,480
     Changes in assets and liabilities-
       Increase in due from tenants and others                                                    (166,702)
       Increase in prepaid expenses and other assets                                               (10,606)
       Increase in accrued expenses and other liabilities                                           38,744
                                                                                              ------------
         Net cash provided by operating activities                                               6,821,046
                                                                                              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property                                                                        (29,646)
                                                                                              ------------
        Net cash used in investing activities                                                      (29,646)
                                                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loans                                                            (475,604)
  Distributions paid to partners                                                                (6,657,000)
                                                                                              ------------

        Net cash used in financing activities                                                   (7,132,604)
                                                                                              ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                             (341,204)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     1,006,238
                                                                                              ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $    665,034
                                                                                             =============




         The accompanying notes are an integral part of this statement.

                            LEHIGH VALLEY ASSOCIATES


                         NOTES TO FINANCIAL STATEMENTS

                                AUGUST 31, 1993



1.  ORGANIZATION AND NATURE OF BUSINESS:

     Lehigh Valley Associates, a Pennsylvania limited partnership (the Partnership), was formed on July 31, 1973 for the purpose of developing and operating a regional shopping center property. The regional shopping center and an office building are located in Whitehall, Pennsylvania. Two retail department stores own adjacent property upon which each has constructed a store. The partners and their respective ownership interests are as follows:

             General Partners
               Pennsylvania Real Estate
                 Investment Trust (PREIT)                          30.0%
               Delta Ventures, Inc.                                 0.5
             Limited Partners -
               Pennsylvania Real Estate
                 Investment Trust                                  20.0
               Various Individuals                                 49.5
                                                                  -----
                                                                  100.0%
                                                                  =====

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Real Estate

     Depreciation is computed on the straight-line method over 10 to 35 years for buildings and improvements and 10-20 years for furniture and equipment, representing the estimated useful lives of such assets.

     Betterments, renewals and extraordinary repairs that extend the life of the property are capitalized. Other repairs and maintenance are expensed.

Recognition of Rental Income

     The Partnership recognizes minimum rental income on a straight-line basis over the applicable lease term. Percentage rents are accrued as income for those tenants whose annualized reported sales at August 31 exceeded the minimum annual sales volumes required for percentage rents.

Income Taxes

     No provision has been made for federal or state income taxes since such taxes are the liability of the individual partners. The Partnership's tax returns and the amount of allocable Partnership profits or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Partnership profits or losses, the tax liability of the partners would be changed accordingly.

Cash Equivalents

     For purposes of reporting cash flows, the Partnership considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

3.  MORTGAGES PAYABLE:


   Mortgage note on shopping center property--payable in monthly
    installments of $192,002, including interest at 9% through 2012                 $20,834,786
   Mortgage note on shopping center property--payable in monthly
    installments of $16,909, including interest at 9-3/4%, through 2012               1,744,159
   Mortgage note on shopping center property--payable in monthly
    installments of $4,475, including interest at 10-3/8%, through 2012                 442,960
   Mortgage note on office building and land--payable in monthly
    installments of $4,434, including interest at 8%, through 2000                      294,463
                                                                                   ------------
                                                                                    $23,316,368
                                                                                   ============




     The above mortgages are collateralized and recourse is limited to the respective real estate and tenant leases.

     Principal payments on the mortgages are due as follows:

         Years Ending August 31:
           1994                                 $   520,000
           1995                                     568,000
           1996                                     622,000
           1997                                     682,000
           1998                                     746,000
           Thereafter                            20,178,368
                                                -----------
                                                $23,316,368
                                                ===========



     Interest paid in fiscal 1993 amounted to $2,138,234.

4.  PARTNERS' EQUITY (DEFICIT):

     In accordance with the Partnership agreement, cash flow from operations, as defined, shall be distributed and profits shall be allocated on a pro-rata basis in accordance with the partners' respective ownership interests.

5.  MANAGEMENT FEES:

     Management fees are paid to an affiliate of certain of the various limited partners, pursuant to the terms of a management agreement, at the rate of 5% of gross receipts from the property (as defined). In addition, the affiliate provides the center and its tenants with electricity.

6.  LEASES:

     The Partnership earns rental income under leases with retail stores. All leases are accounted for as operating leases. Leases generally provide for minimum rentals plus percentage rentals based on the stores' sales volume and also require each store to pay a portion of real estate taxes and common area expenses. In addition, leases provide for the stores to pay utility charges to an affiliate. Lease periods generally range from 10 to 20 years and contain various renewal options. The Partnership also earns rental income under leases with commercial tenants located in its office building. Such leases generally provide for the tenant to pay minimum rentals plus a portion of increases in real estate taxes and operating expenses. Commercial lease periods generally range from 3 to 5 years and contain various renewal options.

     The following schedule of future minimum rental payments required under noncancelable operating leases as of August 31, 1993 does not include any amounts due as percentage rent or amounts that would be due from new leases or the exercise of renewal options under existing leases:

         Years Ending August 31:
           1994                                   $ 8,670,000
           1995                                     8,637,000
           1996                                     8,529,000
           1997                                     7,169,000
           1998                                     6,208,000
           Thereafter                              26,163,000
                                                  -----------
           Total minimum future rentals           $65,376,000
                                                  ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Lehigh Valley Associates:

     We have audited the accompanying balance sheet of Lehigh Valley Associates (a Pennsylvania limited partnership) as of August 31, 1993, and the related statements of operations, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Valley Associates as of August 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pa.
October 25, 1993

                              Financial Statements

                            Lehigh Valley Associates
                            (A Limited Partnership)

                     Years ended December 31, 1992 and 1991
                      with Report of Independent Auditors

                            Lehigh Valley Associates
                            (A Limited Partnership)

                              Financial Statements

                     Years ended December 31, 1992 and 1991




                                    Contents


Report of Independent Auditors................................................1

Audited Financial Statements

Balance Sheets................................................................2
Statements of Operations......................................................3
Statements of Partners' Deficiency............................................4
Statements of Cash Flows......................................................5
Notes to Financial Statements.................................................6

                         Report of Independent Auditors



To the Partners of
  Lehigh Valley Associates

     We have audited the accompanying balance sheets of Lehigh Valley Associates (a limited partnership) as of December 31, 1992 and 1991, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of Lehigh Valley Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Valley Associates at December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        ERNST & YOUNG

March 10, 1993

                            Lehigh Valley Associates
                            (A Limited Partnership)

                                 Balance Sheets




                                                                                      December 31
                                                                                 1992                 1991
                                                                            -----------           ------------
Assets
Real estate at cost (Notes 1 and 2):
  Land                                                                      $ 5,752,083            $ 5,752,083
  Regional shopping center building and
   building improvements                                                     21,544,931             21,511,426
  Office building                                                               587,771                587,771
                                                                            -----------           ------------
                                                                             27,884,785             27,851,280
  Less accumulated depreciation                                              10,143,108              9,485,638
                                                                            -----------           ------------
                                                                             17,741,677             18,365,642

Cash and cash equivalents                                                       871,952              1,072,176
Due from tenants and others                                                   2,997,471              2,701,925
Prepaid expenses and other assets                                               346,084                370,080
                                                                            -----------           ------------
                                                                            $21,957,184            $22,509,823
                                                                            ===========           ============

Liabilities
Mortgages payable (Note 2)                                                  $23,638,169            $24,086,147
Accrued expenses and other liabilities, including
  accrued interest (1992--$178,642; 1991--$182,006)                           1,203,621              1,043,212
                                                                            -----------           ------------
                                                                             24,841,790             25,129,359

Partners' deficiency                                                         (2,884,606)            (2,619,536)
                                                                            -----------           ------------
                                                                            $21,957,184            $22,509,823
                                                                            ===========           ============




                            See accompanying notes.

                            Lehigh Valley Associates

                            (A Limited Partnership)

                            Statements of Operations





                                                                                  Year ended December 31
                                                                                 1992                  1991
                                                                             ----------            ----------
 Income:
  Rentals (Notes 1 and 4):
    Minimum                                                                  $8,285,210            $6,715,946
    Percentage                                                                1,005,293             1,388,653
                                                                             ----------            ----------
                                                                              9,290,503             8,104,599
  Sundry                                                                        241,380               242,005
                                                                             ----------            ----------
                                                                              9,531,883             8,346,604
                                                                             ----------            ----------
Expenses, other than depreciation and amortization:
  Real estate taxes, net of tenants' reimbursements
   (1992--$614,062; 1991--$649,030)                                              68,568                12,375
  Interest (Note 2)                                                           2,162,497             2,203,433
  Management fees (Note 3)                                                      618,046               536,173
  Common area expenses, net of tenants'
   reimbursements (1992--$1,929,556;
   1991--$1,866,087)                                                           (124,148)             (260,603)
  Other property expenses                                                       238,736               146,759
                                                                             ----------            ----------
                                                                              2,963,699             2,638,137
                                                                             ----------            ----------
Income before depreciation and amortization                                   6,568,184             5,708,467
Depreciation and amortization (Note 1)                                          668,254               659,087
                                                                             ----------            ----------
Net income                                                                   $5,899,930            $5,049,380
                                                                             ==========            ==========

                            See accompanying notes.

                            Lehigh Valley Associates
                            (A Limited Partnership)

                       Statements of Partners' Deficiency


                                                                                        Distributions
                                                     Partners'         Net Income        to Partners
                                  Percentage        Deficiency          for the           During the
                                 Interest Per         as of            Year Ended         Year Ended
                                  Partnership       January 1,        December 31,       December 31,
                                   Agreement           1991               1991               1991
                                 ------------     -------------       -------------     --------------
General Partners:
 Delta Ventures, Inc.                  .50%       $   (13,221)         $   25,247        $  (25,125)
 Pennsylvania Real Estate
  Investment Trust                   30.00           (793,172)          1,514,814        (1,507,500)

Limited Partners:
 Estate of Morris A. Kravitz          9.00           (237,954)            454,444          (452,250)
 Myles H. Tanenbaum                   8.55           (226,077)            431,722          (429,638)
 Jordan A. Katz                       4.50           (118,973)            227,222          (226,125)
 Robert T. Girling                    4.50           (118,974)            227,222          (226,125)
 Lea R. Powell, Trustee under
  indenture of Arthur L. Powell       9.00           (237,910)            454,444          (452,250)
 Harold G. Schaeffer                  4.50           (118,833)            227,222          (226,125)
 Adele K. Schaeffer, Trustee
  under indenture of Harold G.
  Schaeffer                           4.50           (119,116)            227,222          (226,125)
Richard A. Jacoby                     4.95           (130,907)            249,944          (248,737)
Pennsylvania Real Estate
 Investment Trust                    20.00           (528,779)          1,009,877        (1,005,000)
                                   -------        -----------         -----------       -----------
                                    100.00%       $(2,643,916)         $5,049,380       $(5,025,000)
                                   =======        ===========         ===========       ===========




                                                                         Distributions
                                  Partners'            Net Income         to Partners         Partners'
                                 Deficiency             for the            During the        Deficiency
                                   as of               Year Ended          Year Ended          as of
                                December 31,          December 31,        December 31,       December 31,
                                    1991                  1992                1992              1992
                               -------------          ------------        -------------      ------------
General Partners:
 Delta Ventures, Inc.            $  (13,099)          $    29,500      $   (30,825)         $  (14,424)
 Pennsylvania Real Estate
  Investment Trust                 (785,858)            1,769,979       (1,849,500)           (865,379)

Limited Partners:
 Estate of Morris A. Kravitz       (235,760)              530,993         (554,850)           (259,617)
 Myles H. Tanenbaum                (223,993)              504,444         (527,108)           (246,657)
 Jordan A. Katz                    (117,876)              265,497         (277,425)           (129,804)
 Robert T. Girling                 (117,877)              265,497         (277,425)           (129,805)
 Lea R. Powell, Trustee under
  indenture of Arthur L. Powell    (235,716)              530,993         (554,850)           (259,573)
 Harold G. Schaeffer               (117,736)              265,497         (277,425)           (129,664)
 Adele K. Schaeffer, Trustee
  under indenture of Harold G.
  Schaeffer                        (118,019)              265,497         (277,425)           (129,947)
Richard A. Jacoby                  (129,700)              292,047         (305,167)           (142,820)
Pennsylvania Real Estate
 Investment Trust                  (523,902)            1,179,986       (1,233,000)           (576,916)
                                -----------           -----------      -----------         -----------
                                $(2,619,536)          $ 5,899,930      $(6,165,000)        $(2,884,606)
                                ===========           ===========      ===========         ===========

See accompanying notes.

                            Lehigh Valley Associates
                            (A Limited Partnership)

                            Statements of Cash Flows




                                                                                  Year ended December 31
                                                                                 1992                 1991
                                                                              ----------          ------------
Operating activities
Net income                                                                    $5,899,930           $ 5,049,380
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                  668,254               659,087
  Changes in operating assets and liabilities:
    Increase in due from tenants and others                                     (295,546)              (89,338)
    Decrease (increase) in prepaid expenses
     and other assets                                                             13,212               (25,512)
    Increase in accrued expenses and
     other liabilities                                                           160,409               134,433
                                                                              ----------           -----------
Net cash provided by operating activities                                      6,446,259             5,728,050

Investing activities
Expenditures for property                                                        (33,505)              (96,991)
                                                                              ----------           -----------
Net cash used in investing activities                                            (33,505)              (96,991)

Financing activities
Principal payments on mortgage loans                                            (447,978)             (409,522)
Distributions paid to partners                                                (6,165,000)           (5,025,000)
                                                                              ----------           -----------
Net cash used in financing activities                                         (6,612,978)           (5,434,522)
                                                                              ----------           -----------
(Decrease) increase in cash and cash equivalents                                (200,224)              196,537
Cash and cash equivalents at beginning of year                                 1,072,176               875,639
                                                                              ----------           -----------
Cash and cash equivalents at end of year                                      $  871,952           $ 1,072,176
                                                                              ==========           ===========




                            See accompanying notes.

                            Lehigh Valley Associates
                            (A Limited Partnership)

                         Notes to Financial Statements

                               December 31, 1992



1.  Summary of Significant Accounting Policies

Real Estate

     The Partnership owns and operates a regional shopping center and an office building (the "Property") located in Whitehall, Pennsylvania. Two retail department stores own adjacent property upon which each has constructed a store as part of the Property.

     Depreciation is computed on the straight-line method over 35 years for the shopping center and 22 years for the office building, representing the estimated lives of such assets.

Recognition of Rent Income

     The Partnership recognizes minimum rent income on a straight-line basis over the applicable lease term. Percentage rents are accrued as income for those tenants whose reported sales at December 31 exceeded the minimum annual sales volumes required for percentage rents.

Income Taxes

     In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the limited partnership is required to be reported in the tax returns of the partners in accordance with the terms of the limited partnership agreement and, accordingly, no provision has been made in the accompanying financial statements for any federal, state, or local taxes.

Cash Equivalents

     For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                            Lehigh Valley Associates
                            (A Limited Partnership)

                   Notes to Financial Statements (continued)



2. Mortgages Payable



                                                                        1992                  1991
                                                                  --------------       ---------------
Mortgage note on Property--payable in monthly
    installments of $192,002, including interest
    at 9% through 2012                                               $21,111,312           $21,496,295

Mortgage note on Property--payable in monthly
    installments of $16,909, including interest at
    9-3/4%, through 2012                                               1,765,281             1,794,507

Mortgage note on Property--payable in monthly
    installments of $4,475, including interest at
    10-3/8%, through 2012                                                447,925               454,760

Mortgage note on office building and fringe land--
    payable in monthly installments of $4,434,
    including interest at 8%, through 2001                               313,651               340,585
                                                                     -----------           -----------
                                                                     $23,638,169           $24,086,147
                                                                     ===========           ===========




     The above mortgages are collateralized by the respective real estate and tenant leases.

     Principal payments on the mortgages are due as follows:

Years ending December 31:
   1993                                                             $   490,052
   1994                                                                 536,085
   1995                                                                 586,447
   1996                                                                 641,551
   1997                                                                 701,838
   Thereafter                                                        20,682,196
                                                                    -----------
                                                                    $23,638,169
                                                                    ===========

     Interest paid in 1992 and 1991 amounted to $2,165,861 and $2,207,579, respectively.

                            Lehigh Valley Associates
                            (A Limited Partnership)

                   Notes to Financial Statements (continued)



3.  Management Fees

     Management fees were paid to an affiliate, pursuant to the terms of a management agreement, at the rate of 5% of gross receipts from the Property (as defined). In addition, an affiliate provides the center and its tenants with electricity.

4.  Leases

     The Partnership earns rental income under leases with retail stores. All leases are accounted for as operating leases. Leases generally provide for minimum rentals plus percentage rentals based on the stores' sales volume and also require each store to pay a portion of real estate taxes and common area expenses. In addition, leases provide for the stores to pay utility charges to an affiliate. Lease periods generally range from 10 to 20 years and contain various renewal options. The Partnership also earns rental income under leases with commercial tenants located in its office building. Such leases generally provide for the tenant to pay minimum rentals plus a portion of increases in real estate taxes and operating expenses. Commercial lease periods generally range from 3 to 5 years and contain various renewal options.

     The following is a schedule by years of future minimum rental payments required under noncancelable operating leases as of December 31, 1992 and does not include any amounts due as percentage rent or amounts that would be due from new leases or the exercise of renewal options under existing leases:



Years ending December 31:
   1993                                                             $7,199,000
   1994                                                              7,024,000
   1995                                                              6,913,000
   1996                                                              6,642,000
   1997                                                              4,997,000
   Thereafter                                                       19,504,000
                                                                --------------
Total minimum future rentals                                       $52,279,000
                                                                ==============