Form 10-Q
period 1994-11-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1995-01-13
CIK 77281

- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended     November 30, 1994
                                   -----------------

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934

For the transition period from ______________________ to _______________________

Commission File Number                   1-6300
                       -----------------------------------------

                  Pennsylvania Real Estate Investment Trust
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Pennsylvania                                   23-6216339
- -------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA          19034
- ------------------------------------------------------       ----------
       (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code     (215) 542-9250
                                                   -----------------------

                              N/A
- --------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.   Yes /X/ No / /

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

  Shares of beneficial interest outstanding at November 30, 1994:  8,669,848
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

This report includes a total of 11 pages.

- --------------------------------------------------------------------------------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    CONTENTS

                                                                        Page
                                                                        ----

Part I.  Financial Information

Financial Statements (Unaudited):

  Consolidated Balance Sheets--November 30, 1994

      and August 31, 1994 (Audited)                                      1-2

  Consolidated Statements of Income--Three Months

      Ended November 30, 1994 and 1993                                     3

  Consolidated Statements of Cash Flows--Three Months

      Ended November 30, 1994 and 1993                                     4

  Notes to Consolidated Financial Statements                             5-7

  Management's Discussion and Analysis of Financial

      Condition and Results of Operations                                8-9

Part II.  Other Information

  Item 4 (Items 1 through 3--not applicable)                              10

  Item 5                                                               10-11

  Item 6                                                                  11

  Signatures                                                              12

Part I.  Financial Information

Item 1.  Financial Statements

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     November 30,    August 31,
                                                        1994           1994
                                                    ------------    ------------
                                                     (Unaudited)

INVESTMENTS IN REAL ESTATE, at cost:

   Apartment buildings                              $150,732,000    $116,918,000
   Industrial properties                               5,078,000       5,078,000
   Shopping centers and retail stores                 32,305,000      32,285,000
                                                    ------------    ------------
            Total investments in real estate         188,115,000     154,281,000

   Less- Accumulated depreciation                     34,876,000      33,735,000
                                                    ------------    ------------
                                                     153,239,000     120,546,000
INVESTMENTS IN PARTNERSHIPS AND

    JOINT VENTURES, at equity (Note 2)                15,303,000      15,225,000

ADVANCES TO PARTNERSHIPS AND                           2,921,000       2,418,000
    JOINT VENTURES (Note 2)

NOTES RECEIVABLE                                       1,649,000       1,649,000
                                                    ------------    ------------
                                                     173,112,000     139,838,000
LESS- Allowance for possible losses                    3,153,000       3,235,000
                                                    ------------    ------------
                                                     169,959,000     136,603,000
OTHER ASSETS:

   Cash and cash equivalents                           2,011,000       2,152,000
   Rents and sundry receivables                          321,000         328,000
   Prepaid real estate taxes and expenses              3,617,000       3,412,000
                                                    ------------    ------------
                                                    $175,908,000    $142,495,000
                                                    ============    ============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND BENEFICIARIES' EQUITY

                                                   November 30,      August 31,
                                                      1994              1994
                                                  ------------     ------------
                                                  (Unaudited)

LIABILITIES:

   Mortgage notes payable                         $ 43,861,000     $ 44,019,000
   Bank loans payable                               70,163,000       36,136,000
   Tenants' deposits and deferred rents              1,374,000        1,214,000
   Accrued pension and retirement benefits           1,104,000        1,084,000
   Accrued expenses and other liabilities            2,925,000        2,886,000
                                                  ------------     ------------
                                                   119,427,000       85,339,000
                                                  ------------     ------------
MINORITY INTEREST IN CONSOLIDATED                      462,000          408,000
    PARTNERSHIP (Note 2)                          ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

BENEFICIARIES' EQUITY (Note 3):

   Shares of beneficial  interest, $1 par;
       authorized, unlimited; issued and
       outstanding 8,669,848 shares at
       November 30, 1994 and August 31, 1994

   Capital contributed in excess of par              8,670,000        8,670,000
   Distributions in excess of net income            53,039,000       53,039,000
   Undistributed net income                         (5,690,000)      (4,961,000)
                                                  ------------     ------------
                                                    56,019,000       56,748,000
                                                  ------------     ------------
                                                  $175,908,000     $142,495,000
                                                  ============     ============


        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                     Three Months Ended
                                                                        November 30
                                                               ---------------------------
                                                                   1994            1993
                                                               -----------     -----------
REVENUES:

   Gross revenues from real estate                              $8,513,000     $ 6,406,000
   Interest and other income                                        42,000          74,000
                                                               -----------     -----------
                                                                 8,555,000       6,480,000
                                                               -----------     -----------
EXPENSES:

   Property operating expenses                                   3,370,000       2,670,000
   Depreciation and amortization                                 1,154,000         788,000
   General and administrative expenses                             671,000         497,000
   Mortgage and bank loan interest                               1,760,000         845,000
   Provision for losses on investments                                --            80,000
                                                               -----------     -----------
                                                                 6,955,000       4,880,000
                                                               -----------     -----------
          Income before minority interest, equity in
              income of partnerships and joint ventures
              and gains on sales of interests in real estate     1,600,000       1,600,000

MINORITY INTEREST                                                  (61,000)        (61,000)

EQUITY IN INCOME OF PARTNERSHIPS
    AND JOINT VENTURES (Note 2)                                  1,806,000       1,418,000

GAINS ON SALES OF INTERESTS IN
    REAL ESTATE                                                       --        12,223,000
                                                               -----------     -----------
NET INCOME                                                      $3,345,000     $15,180,000
                                                               ===========     ===========
NET INCOME PER SHARE                                                  $.39           $1.75
                                                               ===========     ===========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                        8,669,848       8,652,973
                                                               ===========     ===========


        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                          November 30
                                                                                   ----------------------------
                                                                                        1994          1993
                                                                                   ------------    ------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                      $  3,345,000    $ 15,180,000
   Adjustments to reconcile net income to
       net cash provided by operating activities-
          Minority interest in income of
              consolidated partnership                                                   61,000          61,000
          Depreciation and amortization                                               1,154,000         789,000
          Gains on sales of interests in real estate                                       --       (12,223,000)
          Increase (decrease) in provision for losses
              on investments                                                            (82,000)         80,000
          Change in assets and liabilities-
             Rents and sundry receivables                                                 7,000         (24,000)
             Prepaid real estate taxes and expenses                                    (217,000)        427,000
             Accrued pension and retirement benefits                                     20,000           7,000
             Accrued expenses and other liabilities                                      39,000         (56,000)
             Tenants' deposits and deferred rents                                       159,000         (66,000)
                                                                                   ------------    ------------
                Net cash provided by operating activities                             4,486,000       4,175,000
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Investments in wholly owned real estate                                          (33,834,000)     (1,039,000)
   Investments in partnerships and joint ventures                                       (45,000)        (28,000)
   Cash proceeds from sales of real estate investments                                     --        14,540,000
   Increase in advances to partnerships and joint ventures                             (502,000)        (84,000)
   Cash distributions from (contributions to) partnerships
       and joint ventures in excess of equity in income                                 (34,000)        559,000
   Cash distributions to minority partners                                               (6,000)         (6,000)
   Decrease in notes receivable                                                            --             6,000
   Decrease in U.S. Treasury obligations                                                   --            18,000
                                                                                   ------------    ------------
                Net cash provided by (used in) investing activities                 (34,421,000)     13,966,000
                                                                                   ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:

   Principal installments on mortgage notes payable                                    (158,000)       (117,000)
   Proceeds from bank loans payable                                                  34,027,000            --
   Repayment of bank loans payable                                                         --       (14,300,000)
   Shares of beneficial interest issued                                                    --           120,000
   Distributions paid to beneficiaries                                               (4,075,000)     (3,895,000)
                                                                                   ------------    ------------
                Net cash provided by (used in) financing activities                  29,794,000     (18,192,000)
                                                                                   ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (141,000)        (51,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,152,000       1,462,000
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  2,011,000    $  1,411,000
                                                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED NOVEMBER 30, 1994 AND 1993

1.  BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Registrant as of November 30, 1994 and August 31, 1994, the consolidated results of its operations and cash flows for the three months ended November 30, 1994 and 1993, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following presents summarized financial information as to the Registrant's investments in 28 partnerships and joint ventures at November 30, 1994 and August 31, 1994, and the Registrant's equity in income for the three months ended November 30, 1994 and 1993:

                                                       November 30,      August 31,
                             ASSETS                       1994              1994
                             ------                   -------------    -------------
                                                       (Unaudited)
Investments in real estate, at cost:

  Apartment buildings                                  $102,588,000      $102,395,000
  Industrial property                                     1,237,000         1,237,000
  Shopping centers and retail stores                    126,464,000       122,248,000
  Land held for development                               7,051,000         7,051,000
                                                       ------------      ------------
           Total investments in real estate             237,340,000       232,931,000
  Less- accumulated depreciation                         65,146,000        63,639,000
                                                       ------------      ------------
                                                        172,194,000       169,292,000
Cash and cash equivalents                                 4,337,000         3,566,000
Other assets                                              4,325,000         5,454,000
                                                       ------------      ------------
           Total assets                                 180,856,000       178,312,000
                                                       ------------      ------------
                          LIABILITIES
                        --------------
Mortgage notes payable                                  132,987,000       131,002,000
Bank loans payable                                       12,025,000        11,928,000
Due to the Trust                                          2,921,000         2,418,000
Other liabilities                                         4,533,000         4,729,000
                                                       ------------      ------------
           Total liabilities                            152,466,000       150,077,000
                                                       ------------      ------------
Net equity                                               28,390,000        28,235,000
Partners' share                                         (13,087,000)      (13,010,000)
                                                       ------------      ------------
Investment in partnerships and joint ventures          $ 15,303,000      $ 15,225,000
                                                       ============      ============

     EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
     ---------------------------------------------------
                                                             Three Months Ended
                                                                 November 30
                                                       -----------------------------
                                                           1994             1993
                                                       ------------      -----------
                                                                 (Unaudited)

Gross revenues from real estate                         $13,066,000      $13,267,000
                                                       ------------      -----------
Expenses:
    Property operating expenses                           4,879,000        5,151,000
    Mortgage and bank loan interest                       3,005,000        3,525,000
    Depreciation and amortization                         1,560,000        1,740,000
                                                       ------------      -----------
                                                          9,444,000       10,416,000
                                                       ------------      -----------
                                                          3,622,000        2,851,000
Partners' share                                          (1,816,000)      (1,433,000)
                                                       ------------      -----------
Equity in income of partnerships and joint ventures     $ 1,806,000      $ 1,418,000
                                                       ============      ===========

One partnership in which the Registrant is a general partner, and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities are included in the consolidated financial statements at 100%. The minority partner's interest is 35%.

3.  DISTRIBUTIONS:

The per share amount declared at the date of this report and the per share amount declared in the comparable period in fiscal 1994 for distribution are as follows:

                                                                  Amount
                                                                   Per
   Date Declared          Record Date          Payment Date       Share
 -----------------     ----------------     -----------------    -------
 December 15, 1994     January 31, 1995     February 15, 1995     $.47
 December 15, 1993     January 31, 1994     February 15, 1994     $.47

4. CASH FLOW INFORMATION:

Cash paid for interest was $1,629,000 and $762,000 for the three months ended November 30, 1994 and 1993, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the three months ended November 30, 1994, the Registrant advanced funds totaling $193,000 which were recorded against the previously established reserves.

The Registrant has been named as a defendant in a suit brought by persons and their affiliates who are partners of the Registrant in three partnerships. The Registrant is vigorously defending the suit and has denied the plaintiffs' allegations. The Registrant also believes that it has viable claims against certain of the same partners (or their affiliates) which it is asserting. As the pleadings are not yet closed and discovery is still in the preliminary stages, it is not possible to judge the ultimate outcome of these suits at this time. However, Management does not believe that resolution of these matters will have a material effect on the Registrant's financial condition or results of operations.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In November 1994, the Registrant obtained a $110,000,000 revolving credit and acquisition facility from four commercial banks. Of the total amount, $78,000,000 is a 30-month unsecured revolving credit facility which replaces a one-year credit line totaling $55,000,000. The remaining $32,000,000 is a one-year secured borrowing which was advanced to acquire Boca Palms Apartments discussed below. Both credit facilities permit the Registrant to select interest rates based on Prime or LIBOR plus 1.85% for the unsecured line or LIBOR plus 2% for the secured facility. The weighted average interest rate on these borrowings was 7.70% at November 30, 1994 and 7.75% as of the date of this filing. As of November 30, 1994, the Registrant has borrowed $80,794,000 ($70,163,000 directly by the Registrant and $10,631,000 through partnerships and joint ventures in which the Registrant has an interest).

In November 1994, the Registrant acquired a 522-unit apartment complex in Boca Raton, Florida for approximately $32,000,000. The Registrant anticipates spending an additional $1,500,000 for enhancements to the units and the community. This acquisition was financed through the $32 million secured borrowing. Any additional amounts required will be funded from the Registrant's unsecured revolving credit facility.

Funds from operations increased to $5,217,000 from $4,651,000 for the three months ended November 30, 1994, as compared to the same three months in 1993. Funds from operations do not represent cash generated from operations as defined by generally accepted accounting principles (GAAP) and is not necessarily indicative of cash available to fund cash needs.

Results of Operations

Net income for the three-month period ended November 30, 1994, before gains on sales of interests in real estate, increased to $3,345,000 from $2,957,000 for the comparable period in 1993. In the 1994 period, no interests in real estate were sold as compared to the 1993 period which included gains on sales of interests in real estate totaling $12,223,000.

Gross revenues from real estate increased to $8,513,000 from $6,406,000 primarily due to revenues of $266,000 from Boca Palms Apartments, which was acquired in November 1994; $548,000 from Hidden Lakes Apartments, acquired in February 1994; $790,000 from Palms of Pembroke acquired in August 1994; and $480,000 from Mandarin Corners Shopping Center, which became a wholly owned property in February 1994.

Principally as a result of these acquisitions, operating expenses for wholly owned properties increased to $3,370,000 from $2,670,000, depreciation and amortization increased to $1,154,000 from $788,000 and mortgage and bank loan interest increased to $1,760,000 from $845,000.

Interest and other income decreased to $42,000 from $74,000 due to maturing of invested Treasury obligations.

For the three months ended November 30, 1994, $82,000 was charged against the allowance for possible losses. No additional provision is considered necessary at this time.

General and administrative expenses increased to $671,000 from $497,000, due to the addition of management and administrative personnel and an increase in professional fees.

Equity in income of partnerships and joint ventures increased to $1,806,000 from $1,418,000, primarily due to improved performance of apartments and a lease termination fee received from a shopping center tenant in the amount of $220,000.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On December 15, 1994, the Registrant held its Annual Meeting of Holders of Certificates of Beneficial Interest (Shareholders) pursuant to a notice dated November 16, 1994. Accompanying the notice was a Proxy Statement that solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. Definitive copy of the notice, Proxy Statement and the proxy were filed with the Securities and Exchange Commission on November 16, 1994.

The four trustees (William R. Dimeling, Jack Farber, Robert G. Rogers and Jonathan B. Weller) who were nominated for re-election and whose names appeared in the Proxy Statement were all elected by receipt of the affirmative vote of Shareholders who held more than 98.4% of the 6,621,511 Certificates of Beneficial Interest (Shares) voting either by proxy or in person on the election of trustees at the Annual Meeting. In addition to the four trustees who were elected at the Annual Meeting, there are five trustees (Sylvan M. Cohen, Robert Freedman, Lee H. Javitch, Samuel J. Korman and Jeffrey P. Orleans) whose terms did not expire. These nine individuals constitute the Registrant's entire Board of Trustees.

At the Annual Meeting, the Shareholders approved a proposal for the adoption of amendments to and restatement of the Trust's 1990 Incentive and Nonqualified Stock Option Plan (1990 Plan), increasing the number of Shares available for option from 200,000 to 400,000 and expanding and clarifying other provisions set forth in the 1990 Plan. A total of 5,979,690 Shares were voted in favor of the 1990 Plan proposal; 511,862 Shares were voted against the 1990 Plan proposal; and 129,959 Shares abstained from the vote.

At the Annual Meeting, the Shareholders also approved a proposal for the adoption of the Trust's 1993 Jonathan B. Weller Nonqualified Stock Option Plan (1993 Plan), relating to 100,000 Shares. A total of 5,944,976 Shares were voted in favor of the 1993 Plan proposal; 548,006 Shares were voted against the 1993 Plan proposal; and 128,529 Shares abstained from the vote.

Item 5. Other Information

On December 15, 1994, the Executive Compensation and Human Resources Committee, which consists entirely of outside Trustees, granted, under Registrant's Amended and Restated 1990 Incentive and Nonqualified Stock Option Plan, to the following officers of Registrant, options to purchase the number of Registrant's shares set forth beside their name at the exercise price of $18.00 per share, the closing price of Registrant's shares on the American Stock Exchange on that date.

          Sylvan M. Cohen             Chairman and Chief Executive Officer                     20,000
          Jonathan B. Weller          President and Chief Operating Officer                    35,000
          Robert G. Rogers            Executive Vice President                                 10,000
          Dante J. Massimini          Senior Vice President--Finance and Treasurer             10,000
          Jeffrey A. Linn             Senior Vice President--Acquisitions and
                                          Secretary                                            15,000
          Raymond J. Trost            Vice President--Asset Management                          3,000

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits--None

         (b) Reports on Form 8-K--The Registrant filed a Current Report on
                                  Form 8-K dated November 10, 1994. The
                                  following items were reported therein:

                                  Item  2--Acquisition or Disposition of
                                  Assets.

                                  Item 7--Financial Statements, Pro Forma
                                  Financial Information and Exhibits.

         The following financial statements were filed under Item 7:

         (1) Boca Palms Apartments--Statement of Revenues and Certain Expenses as of the Year Ended August 31, 1994.

         (2) Pro Forma Consolidating Balance Sheet as of August 31, 1994 and Consolidating Statement of Operations for the Year Ended August 31, 1994 (unaudited).

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                            SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                      PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                      -----------------------------------------
                                                    Registrant





                                       By /s/ Jonathan B. Weller
                                          -------------------------------------
                                                 Jonathan B. Weller,
                                          President and Chief Operating Officer






                                       By /s/ Dante J. Massimini
                                          -------------------------------------
                                                Dante J. Massimini,
                                          Senior Vice-President and Treasurer



Date:  January 12, 1995