Form 10-Q/A
period 1994-11-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1995-02-23
CIK 77281

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-Q/A-1

                (Amendment No. 1 to Form 10-Q for the
                    purpose of filing Exhibit 27)

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     November 30, 1994
                                ---------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                              ---------------------    -------------------

Commission File Number                     1-6300
                       --------------------------------------------------------


                   Pennsylvania Real Estate Investment Trust
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      23-6216339
- --------------------------------           ------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA              19034
- -------------------------------------------------------       -----------------
     (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code     (215) 542-9250
                                                   ----------------------------

                                      N/A
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the last 90 days.  Yes /X/       No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers.)

   Shares of beneficial interest outstanding at November 30, 1994: 8,669,848
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

This report includes a total of 5 pages.
- ---------------------------------------------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    CONTENTS



Part II.  Other Information                                  Page
                                                             ----

          Item 6                                                4

          Signatures                                            5

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K - The Registrant filed a Current Report on Form 8-K dated November 10, 1994. The following items were reported therein:

                    Item 2 - Acquisition or Disposition of Assets.

                    Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

          The following financial statements were filed under Item 7:

               (1) Boca Palms Apartments - Statement of Revenues and Certain Expenses as of the Year Ended August 31, 1994.

               (2) Pro Forma Consolidating Balance Sheet as of August 31, 1994 and Consolidating Statement of Operations for the Year Ended August 31, 1994 (unaudited).

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                            SIGNATURE OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                         ----------------------------------------------
                                         Registrant


                         By:       /s/ Jonathan B. Weller
                            -------------------------------------------
                                       Jonathan B. Weller
                                       President and Chief Operating Officer


                         By:       /s/ Dante J. Massimini
                            -------------------------------------------
                                       Dante J. Massimini
                                       Senior Vice President and Treasurer



Date:  February 22, 1995