Form 10-Q
period 1995-01-28
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1995-04-13
CIK 77281

_______________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act Of 1934

For the quarterly period ended February 28, 1995

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934

For the transition period from _____________________ to _______________________

Commission File Number          1-6300
                       --------------------------------------------------------
                   Pennsylvania Real Estate Investment Trust
             (Exact name of registrant as specified in its charter)

           Pennsylvania                             23-6216339
 State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA             19034
         (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code            (215) 542-9250
                                                  ----------------------------

                                      N/A
                    (Former name, former address and former
                   fiscal year, if changed since last report)


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

   Shares of beneficial interest outstanding at February 28, 1995: 8,669,848
______________________________________________________________________________

______________________________________________________________________________

______________________________________________________________________________

This report includes a total of 12 pages.
______________________________________________________________________________

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS




                                                                          Page


Part I.  Financial Information

Financial Statements (Unaudited):

Consolidated Balance Sheets--February 28, 1995
  and August 31, 1994 (Audited)                                            1-2

Consolidated Statements of Income--Three and Six Months
  Ended February 28, 1995 and 1994                                          3

Consolidated Statements of Cash Flows--Six Months Ended
  February 28, 1995 and 1994                                                4

Notes to Unaudited Consolidated Financial Statements                       5-7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       8


Part II.  Other Information

Item 5 (Items 1 through 4--not applicable)                                  11

Item 6                                                                      11

Signatures                                                                  12

Part I.  Financial Information

Item 1.  Financial Statements

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS








                                             February 28,     August 31,
                                                1995            1994
                                            -------------   -------------
                                              (Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
  Apartment buildings                       $ 152,219,000   $ 116,918,000
  Industrial properties                         5,078,000       5,078,000
  Shopping centers and retail stores           32,342,000      32,285,000
  Land (Note 6)                                 3,590,000              --
                                            -------------   -------------
    Total investments in real estate          193,229,000     154,281,000
  Less- Accumulated depreciation               36,152,000      33,735,000
                                            -------------   -------------
                                              157,077,000     120,546,000
INVESTMENTS IN PARTNERSHIPS AND
  JOINT VENTURES, at equity (Note 2)           16,504,000      15,225,000
ADVANCES TO PARTNERSHIPS AND
  JOINT VENTURES, at equity (Note 2)            2,141,000       2,418,000
NOTES RECEIVABLE                                1,649,000       1,649,000
                                            -------------   -------------
                                              177,371,000     139,838,000
LESS- Allowance for possible losses             3,041,000       3,235,000
                                            -------------   -------------
                                              174,330,000     136,603,000
OTHER ASSETS:
  Cash and cash equivalents                     1,737,000       2,152,000
  Rents and sundry receivables                    411,000         328,000
  Deferred costs, prepaid real estate
    taxes and expenses, net                     4,090,000       3,412,000
                                            -------------   -------------
                                            $ 180,568,000   $ 142,495,000
                                            =============   =============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND BENEFICIARIES' EQUITY




                                                      February 28,   August 31,
                                                          1995          1994
                                                      ------------  ------------
                                                       (Unaudited)
LIABILITIES:
  Mortgage notes payable                              $ 43,659,000 $ 44,019,000
  Bank loans payable (Note 6)                           76,118,000   36,136,000
  Tenants' deposits and deferred rents                   1,274,000    1,214,000
  Accrued pension and retirement benefits                1,116,000    1,084,000
  Accrued expenses and other liabilities                 3,101,000    2,886,000
                                                      ------------ ------------
                                                       125,268,000   85,339,000
                                                      ------------ ------------
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP
  (Note 2)                                                 524,000      408,000
                                                      ------------ ------------
COMMITMENTS AND CONTINGENCIES (Note 5)

BENEFICIARIES' EQUITY (Note 3):
  Shares of beneficial interest, $1 par; authorized,
  unlimited; issued and outstanding 8,669,848
  shares at February 28, 1995 and August 31, 1994        8,670,000    8,670,000
  Capital contributed in excess of par                  53,039,000   53,039,000
  Distributions in excess of net income                 (6,933,000)  (4,961,000)
                                                      ------------ ------------
                                                        54,776,000   56,748,000
                                                      ------------ ------------
                                                      $180,568,000 $142,495,000
                                                      ============ ============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                          Three Months Ended         Six Months Ended
                                                             February 28,              February 28,
                                                       ------------------------  ------------------------
                                                           1995         1994         1995         1994
                                                       -----------  -----------  -----------  -----------
REVENUES:
  Gross revenues from real estate                      $ 9,503,000  $ 6,461,000  $18,016,000  $12,868,000
  Interest and other income                                 45,000       64,000       88,000      137,000
                                                       -----------  -----------  -----------  -----------
                                                         9,548,000    6,525,000   18,104,000   13,005,000
                                                       -----------  -----------  -----------  -----------
EXPENSES:
  Property operating expenses                            3,834,000    2,757,000    7,204,000    5,426,000
  Depreciation and amortization                          1,343,000      832,000    2,497,000    1,620,000
  General and administrative expenses                      774,000      597,000    1,445,000    1,095,000
  Mortgage and bank loan interest                        2,253,000      838,000    4,013,000    1,683,000
  Provision for losses on investments                           --       80,000           --      160,000
                                                       -----------  -----------  -----------  -----------
                                                         8,204,000    5,104,000   15,159,000    9,984,000
                                                       -----------  -----------  -----------  -----------

    Income before minority interest, equity in
      income of partnerships and joint ventures
      and gains on sales of interests in real estate     1,344,000    1,421,000    2,945,000    3,021,000
MINORITY INTEREST                                          (68,000)     (66,000)    (129,000)    (127,000)

EQUITY IN INCOME OF PARTNERSHIPS
  AND JOINT VENTURES (Note 2)                            1,437,000    1,256,000    3,242,000    2,674,000

GAINS ON SALES OF INTERESTS IN
  REAL ESTATE (Note 2)                                     119,000      107,000      119,000   12,330,000
                                                       -----------  -----------  -----------  -----------
NET INCOME                                             $ 2,832,000  $ 2,718,000  $ 6,177,000  $17,898,000
                                                       ===========  ===========  ===========  ===========
NET INCOME PER SHARE                                   $      0.33  $      0.31  $      0.71  $      2.07
                                                       ===========  ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                  8,669,848    8,663,286    8,669,848    8,658,330
                                                       ===========  ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended
                                                                            February 28,
                                                                   ----------------------------
                                                                        1995          1994
                                                                   -------------  -------------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   6,177,000  $  17,898,000

  Adjustments to reconcile net income to
   net cash provided by operating activities-
    Minority interest in income of
     consolidated partnership                                            129,000        127,000
    Depreciation and amortization                                      2,497,000      1,620,000
    Gains on sales of interests in real estate                          (119,000)   (12,330,000)
    (Decrease) increase in provision for losses on investments          (194,000)       160,000
    Change in assets and liabilities-
      Rents and sundry receivables                                       (82,000)       (16,000)
      Deferred costs, prepaid real estate taxes and expenses            (752,000)       517,000
      Accrued pension and retirement benefits                             32,000         12,000
      Accrued expenses and other liabilities                             190,000        186,000
      Tenants' deposits and deferred rents                                60,000        (73,000)
                                                                   -------------  -------------
        Net cash provided by operating activities                      7,938,000      8,101,000
                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in wholly owned real estate                            (35,358,000)   (13,784,000)
  Investments in partnerships and joint ventures                        (164,000)      (105,000)
  Cash proceeds from sales of real estate investments                         --     14,540,000
  Increase in advances to partnerships and joint ventures               (475,000)      (166,000)
  Cash (distributions to) contributions from partnerships and
   joint ventures in excess of equity in income                          (11,000)     1,135,000
  Cash distributions to minority partners                                (13,000)       (13,000)
  Decrease in notes receivable                                                --          7,000
  Decrease in U.S. Treasury obligations                                       --      1,323,000
                                                                   -------------  -------------
        Net cash (used in) provided by investing activities          (36,021,000)     2,937,000
                                                                   -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal installments on mortgage notes payable                      (359,000)      (272,000)
  Increase in bank loans payable                                      36,177,000     14,553,000
  Repayment of bank loans payable                                             --    (14,300,000)
  Repayment of mortgage notes payable                                         --     (2,165,000)
  Shares of beneficial interest issued                                        --        330,000
  Distributions paid to beneficiaries                                 (8,150,000)    (7,970,000)
                                                                   -------------  -------------
        Net cash provided by (used in) financing activities           27,668,000     (9,824,000)
                                                                   -------------  -------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                  (415,000)     1,214,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,152,000      1,462,000
                                                                   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   1,737,000  $   2,676,000
                                                                   =============  =============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED FEBRUARY 28, 1995 AND 1994


1. BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Registrant as of February 28, 1995 and August 31, 1994, and the consolidated results of its operations for the three and six months ended February 28, 1995 and 1994 and cash flows for the six months ended February 28, 1995 and 1994, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following presents summarized information as to the Registrant's equity in the assets and liabilities of the partnerships and joint ventures at February 28, 1995 and August 31, 1994, and the Registrant's equity in income for the three and six months ended February 28, 1995 and 1994:

                                                  February 28,      August 31,
                    ASSETS                           1995             1994
                    ------                      --------------   --------------
                                                  (Unaudited)
Investments in real estate, at cost:
  Apartment buildings                           $  103,012,000   $  102,395,000
  Industrial property                                1,237,000        1,237,000
  Shopping centers and retail stores               131,287,000      122,248,000
  Land                                               4,446,000        7,051,000
                                                --------------   --------------
      Total investments in real estate             239,982,000      232,931,000
  Less- Accumulated depreciation                    66,727,000       63,639,000
                                                --------------   --------------
                                                   173,255,000      169,292,000
Cash and cash equivalents                            6,420,000        3,566,000
Other assets                                         3,387,000        5,454,000
                                                --------------   --------------
      Total assets                                 183,062,000      178,312,000
                                                --------------   --------------
        LIABILITIES AND EQUITY
        ----------------------
Mortgage notes payable                             136,863,000      131,002,000
Bank loans payable                                   8,268,000       11,928,000
Due to the Trust                                     2,141,000        2,418,000
Other liabilities                                    4,978,000        4,729,000
                                                --------------   --------------
      Total liabilities                            152,250,000      150,077,000
                                                --------------   --------------
Net equity                                          30,812,000       28,235,000
Partners' share                                    (14,308,000)     (13,010,000)
                                                --------------   --------------
Investments in partnerships and joint ventures  $   16,504,000   $   15,225,000
                                                ==============   ==============

              EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                 Three Months Ended          Six Months Ended
                                                    February 28,                February 28,
                                              -------------------------   -------------------------
                                                 1995          1994          1995          1994
                                              -----------   -----------   -----------   -----------
                                                    (Unaudited)                 (Unaudited)
Gross revenues from real estate               $13,002,000   $12,881,000   $26,067,000   $26,147,000
                                              -----------   -----------   -----------   -----------
Expenses:
  Property operating expenses                   5,373,000     5,573,000    10,252,000    10,724,000
  Mortgage and bank loan interest expenses      3,087,000     3,147,000     6,092,000     6,672,000
  Depreciation and amortization                 1,636,000     1,610,000     3,196,000     3,350,000
                                              -----------   -----------   -----------   -----------
                                               10,096,000    10,330,000    19,540,000    20,746,000
                                              -----------   -----------   -----------   -----------
                                                2,906,000     2,551,000     6,527,000     5,401,000
Partners' share                                (1,469,000)   (1,295,000)   (3,285,000)   (2,727,000)
                                              -----------   -----------   -----------   -----------
Equity in income of partnerships
  and joint ventures                          $ 1,437,000   $ 1,256,000   $ 3,242,000   $ 2,674,000
                                              ===========   ===========   ===========   ===========

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

3. DISTRIBUTIONS:

The per share amount declared at the date of this report and the per share amount declared in the comparable period in fiscal 1994 for distribution are as follows:


                                                                Amount
                                                                 Per
      Date Declared        Record Date        Payment Date      Share
      --------------      --------------      ------------     -------
      March 22, 1995      April 28, 1995      May 16, 1995      $.47
      March 16, 1994      April 29, 1994      May 17, 1994      $.47


4. CASH FLOW INFORMATION:

Cash paid for interest was $2,145,000 and $751,000 for the three months ended February 28, 1995 and 1994, and $3,774,000 and $1,513,000 for the six months ended February 28, 1995 and 1994, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the three- and six-month periods ended February 28, 1995, the Registrant advanced funds totaling $43,000 and $236,000, respectively, which were recorded against the previously established reserves.

The Registrant has been named as a defendant in a suit brought by persons and their affiliates who are partners of the Registrant in three partnerships. The Registrant is vigorously defending the suit and has denied the plaintiffs' allegations. The Registrant also believes that it has viable claims against certain of the same partners (or their affiliates) which it is asserting. As the pleadings are not yet closed and discovery is still in the preliminary stages, it is not possible to judge the ultimate outcome of these suits at this time. However, Management does not believe that resolution of these matters will have a material adverse effect on the Registrant's financial condition or results of operations.

6. NON-CASH TRANSACTIONS:

During the second quarter of fiscal 1995, the Registrant acquired a partner's 50% interest in a partnership. The Registrant's investment in partnerships and joint ventures related to this investment was approximately $(300,000). The Registrant eliminated this amount from its investment account and utilized the partial purchase method to record the purchase of the previously non-controlled portion at the partnership's cost with the balance recorded at the historical carrying amounts of the property at the date of the transaction. As a result of this transaction, the Registrant has reflected assets of approximately $3,600,000 and liabilities of approximately $3,900,000 in the accompanying consolidated balance sheet.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Since November 30, 1994, the following events had an effect on Liquidity and Capital Resources.

The Registrant invested $910,000 for improvements to recently acquired apartment communities.

On December 31, 1994, the Registrant acquired a partner's 50% partnership interest in land in Bucks County, PA. (see note 6 on page 9 of this report).

The Registrant has a $110,000,000 revolving credit and acquisition facility from four commercial banks. Of the total amount, $78,000,000 is a 30-month unsecured revolving credit facility and the remaining $32,000,000 is a one-year secured borrowing which was advanced to acquire Boca Palms Apartments in Boca Raton, FL in November 1994. Both credit facilities permit the Registrant to select interest rates based on Prime or LIBOR plus 1.85% for the unsecured line or LIBOR plus 2% for the secured facility. The weighted average interest rate on these borrowings was 7.81% at February 28, 1995 and 7.93% as of the date of this filing. As of February 28, 1995, the Registrant has borrowed $83,007,000 ($76,118,000 directly by the Registrant and $6,889,000 through partnerships and joint ventures in which the Registrant has an interest) under this facility.

In March 1995, the Registrant modified its $110,000,000 credit facility by obtaining a $35,000,000 five-year term loan at a fixed rate of interest of 8.62% for the first three years. The Registrant has the option of accepting a fixed or floating rate for years four and five. This loan replaces the $32,000,000 floating rate loan which was due in November 1995. The balance of the revolving credit facility of $75,000,000 of which $48,000,000 is outstanding has a 30-month term and matures in April 1997. In March 1995, the Registrant paid $250,000 to purchase a three-year interest rate cap on $15,000,000 at a 30-day LIBOR rate of 7.5%.

A partnership in which the Registrant has a 50% ownership interest has a $3,700,000 mortgage note outstanding which matures in June 1995. The partnership is currently pursuing refinancing of this obligation. Another partnership in which the Registrant has a 50% ownership interest has a $16,150,000 mortgage note outstanding which is subject to an interest rate reset in November 1995. In the event the reset interest rate is not acceptable to the partnership, the partnership will pursue refinancing of this obligation.

Funds from operations increased to $10,020,000 from $8,919,000 for the six months ended February 28, 1995, as compared to the same six months in 1994. Funds from operations, as defined by NAREIT, does not represent cash generated from operations as defined by generally accepted accounting principles (GAAP) and is not necessarily indicative of cash available to fund cash needs.

Results of Operations

    Three Month Periods Ended February 28, 1995 and 1994

    Net income for the three month period ended February 28, 1995 before gains on sales of interest in real estate, increased to $2,713,000 from $2,611,000 for the comparable period in 1994. In the 1995 period, the gain on the sale of an interest in real estate was $119,000 as compared to $107,000 for the 1994 period.

    Gross revenues from real estate increased to $9,503,000 from $6,461,000, primarily due to revenues of $1,167,000 from Boca Palms Apartments, which was acquired in November 1994; $524,000 from Hidden Lakes Apartments, acquired in February 1994; $830,000 from Palms of Pembroke acquired in August 1994; and $326,000 from Mandarin Corners Shopping Center, which became a wholly-owned property in February 1994.

    Principally, as a result of these acquisitions, operating expenses for wholly-owned properties increased to $3,834,000 from $2,757,000, depreciation and amortization increased to $1,343,000 from $832,000 and mortgage and bank loan interest increased to $2,253,000 from $838,000.

    Interest and other income decreased to $45,000 from $64,000 due to maturing of invested Treasury obligations.

    For the three months ended February 28, 1995, $112,000 was charged against the allowance for possible losses. No additional provision is considered necessary at this time.

    General and administrative expenses increased to $774,000 from $597,000, due to the addition of management and administrative personnel and an increase in professional fees and pension costs.

    Equity in income of partnerships and joint ventures increased to $1,437,000 from $1,256,000 primarily due to improved performance of apartments and shopping centers.

    Six-Month Periods Ended February 28, 1995 and 1994

    Net income for the six-month period ended February 28, 1995 before gains on sales of interests in real estate, increased to $6,058,000 from $5,568,000 for the comparable period in 1994. In the 1995 period, the gain on the sale of an interest in real estate was $119,000 as compared to the 1994 period which included gains on sales of interests in real estate totaling $12,330,000.

    Gross revenues from real estate increased to $18,016,000 from $12,868,000, primarily due to revenues of $1,433,000 from Boca Palms Apartments, which was acquired in November 1994; $1,071,000 from Hidden Lakes Apartments, acquired in February 1994; $1,621,000 from Palms of Pembroke acquired in August 1994; and $806,000 from Mandarin Corners Shopping Center, which became a wholly owned property in February 1994.

    Principally, as a result of these acquisitions, operating expenses for wholly-owned properties increased to $7,204,000 from $5,426,000, depreciation and amortization increased to $2,497,000 from $1,620,000 and mortgage and bank loan interest increased to $4,013,000 from $1,683,000.

    Interest and other income decreased to $88,000 from $137,000 due to maturing of invested Treasury obligations.

    For the six months ended February 28, 1995, $194,000 was charged against the allowance for possible losses. No additional provision is considered necessary at this time.

    General and administrative expenses increased to $1,445,000 from $1,095,000, due to the addition of management and administrative personnel and an increase in professional fees and pension costs.

    Equity in income of partnerships and joint ventures increased to $3,242,000 from $2,674,000 primarily due to improved performance of apartments and shopping centers including a lease termination fee received from a shopping center tenant in the amount of $220,000 in the Registrant's first quarter.

Part II. Other Information

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - (27.)--Financial Data Schedule (included in electronic format only)

         (b) Reports on Form 8-K - None

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










                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                                      Registrant







                                       By /s/ Jonathan B. Weller
                                         --------------------------------------
                                                  Jonathan B. Weller,
                                          President and Chief Operating Officer






                                       By /s/ Dante J. Massimini
                                         --------------------------------------
                                                   Dante J. Massimini,
                                           Senior Vice-President and Treasurer




Date: April 14, 1995