Form 10-Q
period 1995-05-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1995-07-14
CIK 77281

- -------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended   May 31, 1995
                               ------------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities
    Exchange Act Of 1934

For the transition period from                     to
                               -------------------    -------------------------

Commission File Number            1-6300
                       -------------------------------

                   Pennsylvania Real Estate Investment Trust
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                   23-6216339
- ---------------------------------          -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA            19034
- ------------------------------------------------------    ---------------------
      (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code      (215) 542-9250
                                                        --------------

                                      N/A
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report (applicable only to corporate issuers).

      Shares of beneficial interest outstanding at May 31, 1995: 8,669,848
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

This report includes a total of 12 pages.

- -------------------------------------------------------------------------------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------

                                    CONTENTS
                                    --------

                                                                        Page
                                                                        ----

Part I.  Financial Information

Financial Statements (Unaudited):

  Consolidated Balance Sheets--May 31, 1995
      and August 31, 1994 (Audited)                                     1-2

  Consolidated Statements of Income--Three and Nine Months
      Ended May 31, 1995 and 1994                                         3

  Consolidated Statements of Cash Flows--Nine Months Ended
      May 31, 1995 and 1994                                               4

  Notes to Unaudited Consolidated Financial Statements                  5-7

  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 8


Part II.  Other Information

  Item 6 (Items 1 through 5 -- not applicable)                           11

  Signatures                                                             12

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements
         --------------------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    (Note 1)
                                    --------

                                     ASSETS
                                     ------

                                                                                May 31,       August 31,
                                                                                 1995           1994
                                                                              ------------   -----------
                                                                              (Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
   Apartment buildings                                                        $153,885,000   $116,918,000
   Industrial properties                                                         5,078,000      5,078,000
   Shopping centers and retail stores                                           32,343,000     32,285,000
   Land                                                                          3,590,000             --
                                                                              ------------   ------------
            Total investments in real estate                                   194,896,000    154,281,000
   Less- Accumulated depreciation                                               37,488,000     33,735,000
                                                                              ------------   ------------
                                                                               157,408,000    120,546,000
INVESTMENTS IN PARTNERSHIPS AND
    JOINT VENTURES, at equity (Note 2)                                          17,185,000     15,225,000

ADVANCES TO PARTNERSHIPS AND
    JOINT VENTURES (Note 2)                                                      2,353,000      2,418,000

NOTES RECEIVABLE                                                                 1,649,000      1,649,000
                                                                              ------------   ------------
                                                                               178,595,000    139,838,000
LESS- Allowance for possible losses                                              2,904,000      3,235,000
                                                                              ------------   ------------
                                                                               175,691,000    136,603,000
OTHER ASSETS:
   Cash and cash equivalents                                                     1,458,000      2,152,000
   Rents and sundry receivables                                                    199,000        328,000
   Deferred costs, prepaid real estate taxes and expenses, net                   4,224,000      3,412,000
                                                                              ------------   ------------
                                                                              $181,572,000   $142,495,000
                                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------

                    CONSOLIDATED BALANCE SHEETS (Continued)
                    ---------------------------------------

                                    (Note 1)
                                    --------

                     LIABILITIES AND BENEFICIARIES' EQUITY
                     -------------------------------------

                                                                                May 31,        August 31,
                                                                                 1995            1994
                                                                              -----------    ------------
                                                                              (Unaudited)
LIABILITIES:
   Mortgage notes payable                                                     $ 78,448,000   $ 44,019,000
   Bank loans payable                                                           43,220,000     36,136,000
   Tenants' deposits and deferred rents                                          1,296,000      1,214,000
   Accrued pension and retirement benefits                                       1,221,000      1,084,000
   Accrued expenses and other liabilities                                        3,522,000      2,886,000
                                                                              ------------   ------------
                                                                               127,707,000     85,339,000
                                                                              ------------   ------------
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP
   (Note 2)                                                                        594,000        408,000
                                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

BENEFICIARIES' EQUITY (Note 3):
   Shares of beneficial interest, $1 par; authorized,
       unlimited; issued and outstanding 8,669,848
       shares at May 31, 1995 and August 31, 1994                                8,670,000      8,670,000
   Capital contributed in excess of par                                         53,039,000     53,039,000
   Distributions in excess of net income                                        (8,438,000)    (4,961,000)
                                                                              ------------   ------------
                                                                                53,271,000     56,748,000
                                                                              ------------   ------------
                                                                              $181,572,000   $142,495,000
                                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                    (Note 1)
                                    --------

                                  (Unaudited)
                                  -----------

                                                                  Three Months Ended             Nine Months Ended
                                                                         May 31,                       May 31,
                                                                ------------------------     ---------------------------
                                                                   1995          1994             1995         1994
                                                                   ----          ----             ----         ----
REVENUES:
   Gross revenues from real estate                              $9,452,000    $7,198,000      $27,468,000    $20,066,000
   Interest and other income                                        43,000        65,000          131,000        202,000
                                                                ----------    ----------      -----------    -----------
                                                                 9,495,000     7,263,000       27,599,000     20,268,000
                                                                ----------    ----------      -----------    -----------
EXPENSES:
   Property operating expenses                                   3,740,000     2,977,000       10,943,000      8,403,000
   Depreciation and amortization                                 1,408,000       938,000        3,905,000      2,558,000
   General and administrative expenses                             817,000       695,000        2,263,000      1,790,000
   Mortgage and bank loan interest                               2,430,000     1,142,000        6,444,000      2,825,000
   Provision for losses on investments                                  --        80,000               --        240,000
                                                                ----------    ----------      -----------    -----------
                                                                 8,395,000     5,832,000       23,555,000     15,816,000
                                                                ----------    ----------      -----------    -----------
          Income before minority interest, equity in
              income of partnerships and joint ventures
              and gains on sales of interests in real estate     1,100,000     1,431,000        4,044,000      4,452,000

MINORITY INTEREST                                                  (76,000)      (44,000)        (205,000)      (171,000)
EQUITY IN INCOME OF PARTNERSHIPS
    AND JOINT VENTURES (Note 2)                                  1,545,000       955,000        4,788,000      3,629,000
GAINS ON SALES OF INTERESTS IN
    REAL ESTATE                                                         --            --          119,000     12,330,000
                                                                ----------    ----------      -----------    -----------
NET INCOME                                                      $2,569,000    $2,342,000      $ 8,746,000    $20,240,000
                                                                ==========    ==========      ===========    ===========

NET INCOME PER SHARE                                            $      .30    $      .27      $      1.01    $      2.34
                                                                ==========    ==========      ===========    ===========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                        8,669,848     8,669,848        8,669,848      8,661,786
                                                                ==========    ==========      ===========    ===========

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (Notes 1 and 4)
                                ---------------

                                                                                             Nine Months Ended
                                                                                                   May 31,
                                                                                   -----------------------------------------
                                                                                          1995               1994
                                                                                          ----               ----
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $  8,746,000      $ 20,240,000
   Adjustments to reconcile net income to
       net cash provided by operating activities-
          Minority interest in income of consolidated partnership                            205,000            171,000
          Depreciation and amortization                                                    3,905,000          2,558,000
          Gains on sales of interests in real estate                                        (119,000)       (12,330,000)
          (Decrease) increase in allowance for possible losses                              (331,000)           240,000
          Change in assets and liabilities-
             Rents and sundry receivables                                                    129,000            137,000
             Deferred costs, prepaid real estate taxes and expenses                         (956,000)           785,000
             Accrued pension and retirement benefits                                         138,000              6,000
             Accrued expenses and other liabilities                                          611,000            264,000
             Tenants' deposits and deferred rents                                             81,000            (73,000)
                                                                                        ------------      -------------
                Net cash provided by operating activities                                 12,409,000         11,998,000
                                                                                        ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly owned real estate                                               (37,025,000)       (14,432,000)
   Investments in partnerships and joint ventures                                           (954,000)          (456,000)
   Cash proceeds from sales of real estate investments                                           --          14,540,000
   Increase in advances to partnerships and joint ventures                                  (686,000)          (315,000)
   Cash distributions from partnerships and joint ventures in excess of equity
       in income                                                                              96,000          1,735,000
   Cash distributions to minority partners                                                   (19,000)          (138,000)
   Decrease in notes receivable                                                                  --               7,000
   Decrease in U.S. Treasury obligations                                                         --           1,331,000
                                                                                        ------------      -------------
                Net cash (used in) provided by investing activities                      (38,588,000)         2,272,000
                                                                                        ------------      -------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                         (570,000)          (410,000)
   Increase in bank loans payable                                                         38,279,000         14,553,000
   Repayment of bank loans payable                                                       (35,000,000)       (14,300,000)
   Increase in mortgage notes payable                                                     35,000,000                --
   Repayment of mortgage notes payable                                                           --          (2,165,000)
   Shares of beneficial interest issued                                                          --             330,000
   Distributions paid to beneficiaries                                                   (12,224,000)       (12,045,000)
                                                                                        ------------      -------------
                Net cash provided by (used in) financing activities                       25,485,000        (14,037,000)
                                                                                        ------------      -------------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                                    (694,000)           233,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,152,000          1,462,000
                                                                                        ------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  1,458,000      $   1,695,000
                                                                                        ============      =============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                    NINE MONTHS ENDED MAY 31, 1995 AND 1994
                    ---------------------------------------

1.  BASIS OF PRESENTATION:
    ----------------------

The consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Registrant as of May 31, 1995 and August 31, 1994 and the consolidated results of its operations for the three and nine months ended May 31, 1995 and 1994 and cash flows for the nine months ended May 31, 1995 and 1994, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:
    -----------------------------------------------

The following presents summarized information as to the Registrant's equity in the assets and liabilities of the partnerships and joint ventures at May 31, 1995 and August 31, 1994, and the Registrant's equity in income for the three and nine months ended May 31, 1995 and 1994:

                                                                  May 31,             August 31,
                            ASSETS                                 1995                 1994
                            ------                              ------------        -------------
                                                                (Unaudited)
Investments in real estate, at cost:
  Apartment buildings                                           $103,497,000         $102,395,000
  Industrial property                                              1,237,000            1,237,000
  Shopping centers and retail stores                             132,373,000          122,248,000
  Land                                                             4,446,000            7,051,000
                                                                ------------         ------------
           Total investments in real estate                      241,553,000          232,931,000
  Less- Accumulated depreciation                                  68,323,000           63,639,000
                                                                ------------         ------------
                                                                 173,230,000          169,292,000
Cash and cash equivalents                                          7,731,000            3,566,000
Other assets                                                       2,964,000            5,454,000
                                                                ------------         ------------
           Total assets                                          183,925,000          178,312,000
                                                                ------------         ------------
                    LIABILITIES AND EQUITY
                    ----------------------
Mortgage notes payable                                           136,485,000          131,002,000
Bank loans payable                                                 8,280,000           11,928,000
Due to the Trust                                                   2,353,000            2,418,000
Other liabilities                                                  4,698,000            4,729,000
                                                                ------------         ------------
           Total liabilities                                     151,816,000          150,077,000
                                                                ------------         ------------
Net equity                                                        32,109,000           28,235,000
Partners' share                                                  (14,924,000)         (13,010,000)
                                                                ------------         ------------
Investments in partnerships and joint ventures                  $ 17,185,000         $ 15,225,000
                                                                ============         ============

              EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
              ---------------------------------------------------

                                                        Three Months Ended                  Nine Months Ended
                                                              May 31,                            May 31,
                                                  ------------------------------     ------------------------------
                                                      1995              1994             1995              1994
                                                  -------------      -----------     ------------       -----------
                                                             (Unaudited)                        (Unaudited)
Gross revenues from real estate                    $13,064,,000      $12,144,000      $39,131,000       $38,095,000
                                                   ------------      -----------      -----------       -----------
Expenses:
   Property operating expenses                        5,083,000        5,685,000       15,340,000        16,297,000
   Mortgage and bank loan interest expense            3,189,000        3,002,000        9,282,000         9,572,000
   Depreciation and amortization                      1,653,000        1,556,000        4,849,000         4,868,000
                                                   ------------      -----------      -----------       -----------
                                                      9,925,000       10,243,000       29,471,000        30,737,000
                                                   ------------      -----------      -----------       -----------
                                                      3,139,000        1,901,000        9,660,000         7,358,000
Partners' share                                      (1,594,000)        (946,000)      (4,872,000)       (3,729,000)
                                                   ------------      -----------      -----------       -----------
Equity in income of partnerships and joint
   ventures                                        $  1,545,000      $   955,000      $ 4,788,000       $ 3,629,000
                                                   ============      ===========      ===========       ===========

One partnership in which the Registrant is a 65% general partner, and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities are included in the consolidated financial statements at 100%. The minority partner's interest is 35%.

3.  DISTRIBUTIONS:
    --------------

The per share amount declared at the date of this report and the per share amount declared in the comparable period in fiscal 1994 for distribution are as follows:

                                                                         Amount
                                                                          Per
Date Declared             Record Date            Payment Date            Share
- -------------             -----------            ------------            ------
June 16, 1995            July 31, 1995         August 15, 1995            $.47
June 7, 1994             July 29, 1994         August 16, 1994            $.47

4. CASH FLOW INFORMATION:
   ----------------------

Cash paid for interest was $1,884,000 and $1,262,000 for the three months ended May 31, 1995 and 1994, and $5,658,000 and $2,775,000 for the nine months ended May 31, 1995 and 1994, respectively.

5. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the three- and nine-month periods ended May 31, 1995, the Registrant made payments totaling $31,000 and $267,000, respectively, which were recorded against the previously established reserves.

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

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           ---------------------------------------------------------

                           AND RESULTS OF OPERATIONS
                           -------------------------

Liquidity and Capital Resources
- -------------------------------

Since filing the Form 10-Q for the quarter ended February 28, 1995, the following events had an effect on Liquidity and Capital Resources.

The Registrant invested $590,000 for improvements to apartment communities acquired since July 1994 under an initial acquisition program and expects to incur an additional $600,000 in the next year.

The Registrant has a $110,000,000 revolving credit and acquisition facility from four commercial banks. Of the total amount, $75,000,000 is a 30-month unsecured revolving credit facility and the remaining $35,000,000 was converted from a one year floating rate loan maturing in November 1995 to a five-year term loan at a fixed rate of 8.62% for the first three years maturing in March 2000. The Registrant has the option of accepting a fixed or floating rate for years four and five. The revolving credit facilities permit the Registrant to select interest rates based on Prime or LIBOR plus 1.85%. As of May 31, 1995, the Registrant has borrowed $50,200,000 from the revolving credit facility ($43,200,000 directly by the Registrant and $7,000,000 under partnerships and joint ventures in which the Registrant has an interest). The weighted average interest rate on the revolving credit facility was 7.9% at May 31, 1995 and as of the date of this filing.

The Registrant entered into a six-year interest rate swap agreement in the amount of $20,000,000 which fixes a rate of 6.12% per annum versus 30-day LIBOR. When combined with the 1.85% interest rate spread in the Registrant's revolving credit agreement, the swap agreement results in an effective annual fixed interest rate of 7.97%. As a result, the Registrant has fixed or hedged $35 million of the $50 million outstanding on its revolving credit facility.

A partnership in which the Registrant has a 50% ownership interest has a $3,700,000 mortgage note outstanding which matured in June 1995. The partnership has obtained a commitment for the refinancing of this obligation which is expected to be completed by August 1995.

Another partnership in which the Registrant has a 50% ownership interest has a $16,150,000 mortgage note outstanding which is subject to an interest rate reset in November 1995. The partnership has the right to refinance the obligation in the event the reset interest rate is not acceptable. However, the Registrant anticipates, based on current capital market conditions and discussion with the lender, that the reset interest rate will be significantly lower than the existing rate on the mortgage.

Funds from operations increased to $4,732,000 from $4,081,000 for the three months ended May 31, 1995 and to $14,752,000 from $13,001,000 for the nine months ended May 31, 1995, as compared to the same periods in 1994. Funds from operations, as defined by NAREIT, does not represent cash generated from operations as defined by generally accepted accounting principles (GAAP) and is not necessarily indicative of cash available to fund cash needs.

Results of Operations
- ---------------------

     Three-Month Periods Ended May 31, 1995 and 1994
     -----------------------------------------------

     Net income for the three month period ended May 31, 1995 before gains on sales of interest in real estate, increased to $2,569,000 from $2,342,000 for the comparable period in 1994.

     Gross revenues from real estate increased to $9,452,000 from $7,198,000, primarily due to revenues of $1,090,000 from Boca Palms Apartments, which was acquired in November 1994 and $864,000 from Palms of Pembroke acquired in August 1994.

     Principally, as a result of these acquisitions, operating expenses for wholly-owned properties increased to $3,740,000 from $2,976,000, depreciation and amortization increased to $1,408,000 from $938,000 and mortgage and bank loan interest increased to $2,430,000 from $1,142,000.

     Interest and other income decreased to $43,000 from $65,000 due to maturing of invested Treasury obligations.

     For the three months ended May 31, 1995, $137,000 was charged against the allowance for possible losses. No additional provision is considered necessary at this time.

     General and administrative expenses increased to $817,000 from $695,000, due to the addition of management and administrative personnel and an increase in professional fees and pension costs.

     Equity in income of partnerships and joint ventures increased to $1,545,000 from $955,000 primarily due to improved performance at apartments and shopping centers, particularly Lehigh Valley Mall, which had a quarter to quarter increase of $246,000 comprised of an increase in revenues of $163,000 and a decrease in operating expenses of $83,000.

     Nine-Month Periods Ended May 31, 1995 and 1994
     ----------------------------------------------

     Net income for the nine-month period ended May 31, 1995 before gains on sales of interests in real estate, increased to $8,627,000 from $7,910,000 for the comparable period in 1994. In the 1995 period, the gain on the sale of an interest in real estate was $119,000 as compared to the 1994 period which included gains on sales of interests in real estate totaling $12,330,000.

     Gross revenues from real estate increased to $27,468,000 from $20,066,000, primarily due to revenues of $2,523,000 from Boca Palms Apartments, which was acquired in November 1994; $1,230,000 from Hidden Lakes Apartments, acquired in February 1994; $2,484,000 from Palms of Pembroke acquired in August 1994; and $802,000 from Mandarin Corners Shopping Center, which became a wholly owned property in February 1994.

     Principally, as a result of these acquisitions, operating expenses for wholly-owned properties increased to $10,943,000 from $8,403,000, depreciation and amortization increased to $3,905,000 from $2,558,000 and mortgage and bank loan interest increased to $6,444,000 from $2,825,000.

     Interest and other income decreased to $131,000 from $202,000 due to maturing of invested Treasury obligations.

     For the nine months ended May 31, 1995, $331,000 was charged against the allowance for possible losses. No additional provision is considered necessary at this time.

     General and administrative expenses increased to $2,263,000 from $1,790,000, due to the addition of management and administrative personnel and an increase in professional fees and pension costs.

     Equity in income of partnerships and joint ventures increased to $4,788,000 from $3,629,000 primarily due to (i) improved performance of apartments and shopping centers including Lehigh Valley Mall which had an increase of $268,000 comprised of an increase in revenues of $216,000 and a decrease in operating expenses of $51,000 and (ii) a lease termination fee received from a shopping center tenant in the amount of $220,000 in the Registrant's first quarter.

Part II.  Other Information
          -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a) Exhibits - (27.)--Financial Data Schedule (included in electronic format only)

          (b)   Reports on Form 8-K - None

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------

                            SIGNATURE OF REGISTRANT
                            -----------------------


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










                                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                   -----------------------------------------
                                                  Registrant



                                   By  /s/ Jonathan B. Weller
                                     ----------------------------------------
                                               Jonathan B. Weller,
                                       President and Chief Operating Officer



                                   By  /s/ Dante J. Massimini
                                     -----------------------------------------
                                                 Dante J. Massimini,
                                       Senior Vice-President and Treasurer






Date:  July 14, 1995