Form 10-K
period 1995-08-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1995-11-29
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-K
                                ________________


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
            For the Fiscal Year Ended August 31, 1995
                                       OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from                   to
                                          -------------------  ----------------

                           Commission File No. 1-6300

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-6216339
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

  455 Pennsylvania Avenue, Suite 135                       19034
  Ft. Washington, Pennsylvania                           (Zip Code)
(address of principal executive office)

Registrant's telephone number, including area code:  (215) 542-9250

Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
      Title of Each Class                                 which registered
----------------------------------                    -------------------------
Shares of Beneficial Interest, par                     American Stock Exchange
value $1.00 per share

Securities Registered Pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                     ------   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value, as of November 15, 1995, of the voting stock held by non-affiliates of the registrant was approximately $148,994,600. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

At November 15, 1995, 8,676,098 Shares of Beneficial Interest of the Trust were outstanding.

                       Documents Incorporated by Reference

Portions of the Trust's 1995 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Trust's Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                -----------------

                           ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED AUGUST 31, 1995

                                ----------------

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business........................................................1

Item 2.   Properties.....................................................12

Item 3.   Legal Proceedings..............................................13

Item 4.   Submission of Matters to a Vote of
          Security Holders...............................................13

Item 4A.  Executive Officers of the Trust................................14


                                     PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters....................................15

Item 6.   Selected Financial Data........................................15

Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations..................................................15

Item 8.   Financial Statements and Supplementary Data....................15

Item 9.   Disagreements on Accounting and Financial
          Disclosure.....................................................16


                                    PART III

Item 10.  Item 13........................................................16


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K........................................16

Item 1.  Business

General

         Pennsylvania Real Estate Investment Trust (the "Trust") is a self-administered equity real estate investment trust engaged, directly and through subsidiaries, partnerships and joint ventures, in the business of acquiring, managing and holding for current yield and long-term appreciation real estate and interests in real estate. The Trust has invested substantially all of its assets in rental producing real estate, with an emphasis on shopping centers and apartment complexes.

         The Trust has elected to qualify, and conducts its operations in a manner intended to comply with the requirements for qualification, as a real estate investment trust under the Real Estate Investment Trust Act of 1960, Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a real estate investment trust that meets certain requirements is not subject to Federal income tax on the portion of its taxable income which is distributed to its shareholders provided that at least 95% of its real estate investment trust taxable income, excluding any net capital gain, is so distributed.

         The Trust is an unincorporated association in business trust form created in Pennsylvania pursuant to a Trust Agreement dated December 17, 1960, as amended and restated on December 16, 1987. Since its inception it has been self-administered by its trustees.

         The Trust's principal real estate assets at August 31, 1995 included 20 apartment communities with 7,337 units and 18 shopping centers totaling 4.8 million square feet. Located primarily in the mid-Atlantic region from Pennsylvania to Virginia, and in selected areas of Florida, 15 of these properties are wholly-owned by the Trust and its subsidiaries (in one instance, the property is treated by the Trust as effectively wholly-owned because the Trust holds a 65% interest in the partnership that owns the property and this interest, under the partnership agreement, gives the Trust control). Another 23 are owned by the Trust and its subsidiaries through partnerships and joint ventures with equity interests ranging from 25 percent to 87.5 percent in the Trust and its subsidiaries. The Trust also owns, directly and through subsidiaries, joint ventures and partnerships, interests in six industrial properties and four parcels of undeveloped land.

         Of the 27 properties in which the Trust has a partial interest (excluding the property held by the partnership that is consolidated in the Trust's financial statements as described below), 22 are owned by partnerships in which the Trust or one of its wholly-owned subsidiaries is a general partner and 5 are joint ventures in which the Trust has substantially the same powers as a general partner. Under the terms of the partnership or joint venture agreements (hereinafter, collectively, "partnership agreements"), major decisions, such as a sale, refinancing or expansion or rehabilitation of the property held by the partnership or joint venture (hereinafter, collectively, "partnerships"), and all leasing decisions, require the consent of all partners and co-venturers (hereinafter, collectively, "partners"). There are restrictions on the ability of any partner to borrow against or dispose of its interest in the partnership. Because of the requirement for unanimity, the taking of any action or the making of any decision respecting a partnership could be significantly delayed.

         Under the terms of many of the partnership agreements to which the Trust or one of its subsidiaries is a party, the concurrence of all partners is required to change the property manager. Where the other partner is providing management, effecting such a change could be difficult or even unfeasible, even if the Trust believed the management services were unsatisfactory. However, many of the partnership agreements entitle the Trust to a priority with respect to distributions of partnership cash based on the Trust's capital contributions to the partnership. Under the terms of some of these agreements, the Trust has a unilateral right to change management if it has not received its priority distributions of partnership cash for a stated period of time.

         The Trust's wholly-owned apartment properties are managed by its own staff. The Trust's wholly-owned shopping center properties are managed by non-affiliated independent contractors. Many of the properties held by partnerships in which the Trust has an interest are managed by one or more partners other than the Trust who oversee the day-to-day development, construction, leasing and management of properties.

         The Trust intends generally to seek to acquire 100% equity interests in properties and to rely less on joint ventures and partnership structures in the future. During the 1995 fiscal year, the Trust enlarged its management staff for apartment properties and acquired management information systems in view of this strategy. The Trust is presently considering the personnel and technology support required to create a similar in-house shopping center management team.

         If the current managers of the properties that are not currently managed by the Trust are unable or unwilling to perform their obligations or responsibilities, the Trust's present staff is not of sufficient size to carry out those functions. In such event, the Trust would be obligated to contract with others, perhaps at a substantially increased cost, for such services or to increase its staff to manage the properties itself, which may be a less costly alternative.

         In November 1994, the Trust acquired a 522-unit apartment complex in Boca Raton, Florida for approximately $32 million. This acquisition was financed through the Trust's credit facility described in the Notes to Consolidated Financial Statements appearing in the portions of the 1995 Annual Report to Shareholders incorporated by reference in this report.

         In October 1995, the Trust completed a financing of its 220-unit Shenandoah Village Apartment community in West Palm Beach, Florida with the placement of $8.8 million in tax-exempt bonds issued by the Housing Finance Authority of Palm Beach County, Florida. The bonds, which are insured by Financial Security Assurance, Inc., carry an average annual interest rate of 5.90%, are amortized over 30 years, and constitute long-term indebtedness of the Trust. The Trust applied the net proceeds of the financing to reduce the outstanding indebtedness under its $75 million revolving credit facility.

Real Estate Investments

         The following table sets forth certain information concerning the Trust's real estate investments at August 31, 1995.

                                              Real Estate Investments
                                              -----------------------
                                                             No. of         Square Feet or     Depreciated
                                                           Properties       Apartment Units      Cost  (2)
                                                           ----------       ---------------    ------------
Wholly-Owned and Consolidated Partnership(1)
          Apartment Buildings..........................         12                    4,760    $126,591,000

          Shopping Centers.............................          3                  476,000(3)   23,675,000(3)

          Industrial Properties........................          5                  587,000       2,059,000

          Land.........................................          1                 25 acres       3,590,000

Partnerships and Joint Ventures
          Apartment Buildings..........................          8                    2,577     $86,625,000

          Shopping Centers(3)..........................         15                4,330,000(3)   81,728,000(3)

          Industrial Properties........................          1                  141,000         443,000

          Land.........................................          3                 90 acres       4,445,000

--------------------

(1) The Trust has a 65% "controlling" interest in an apartment building partnership. This partnership is reported on a consolidated basis with the Trust in the Trust's consolidated financial statements.
(2) The amounts shown represent 100% of the depreciated cost of the property held by the respective partnerships and joint ventures. The equity interest of the Trust in each of the partnerships and joint ventures is set forth on pages 7-9 herein.

(3) Ingleside Shopping Center is primarily held through a joint venture in which the Trust has a 50% equity interest. However, the property also consists of a parcel that is owned directly by the Trust. For purposes of this table, this wholly-owned parcel has not been counted in the number of wholly-owned shopping center properties and has been included in the totals shown for partnerships and joint ventures shopping centers square footage and depreciated cost.

         The Trust accounts for its investments in partnerships that it does not control (which is the case with all but one of the partnerships) using the equity method of accounting. These investments, which represent 25-to-87.5% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in income and cash contributions and distributions. During the fiscal year ended August 31, 1995, the Trust's net equity in income from partnerships was $6,381,000, which constituted approximately 57.5% of the Trust's net income before gains on sales of interests in real estate and approximately 56.8% of the Trust's total net income.

         The 28 properties held through partnerships (including the property owned by the partnership that is reported on a consolidated basis with the Trust in the Trust's financial statements and in which the Trust has a 65% controlling interest (hereinafter the "Consolidated Partnership")) involve 18 different partners, 12 of whom held an interest in only one property and 6 of whom held interests in from 2 to 4 properties.

         No trustee or employee of the Trust or any of its subsidiaries participates in the ownership or income from the properties held in partnership form or any other property in which the Trust has an interest and none of the Trust's partners in the partnerships is affiliated with the Trust.

         As of August 31, 1995, the aggregate indebtedness secured by mortgages on the wholly-owned properties of the Trust was $78,198,000, including indebtedness of $17,413,000 secured by a mortgage against the property owned by the Consolidated Partnership. In addition, the Trust has equity interests in 18 partnerships which have an aggregate mortgage indebtedness of $136,004,000. The mortgage notes relating to the wholly-owned and the partnership properties bear interest at rates ranging from 6.8% to 10.4% per annum. The liability under each mortgage note is limited to the particular property except for two loans in the aggregate amount of $28,761,000 which are guaranteed by the partners of the respective partnerships, including the Trust. In addition, a bank loan in the amount of $1,306,000 has been guaranteed by the partners of one partnership, including the Trust.

                             WHOLLY-OWNED PROPERTIES

The following chart sets forth certain information with respect to the Trust's wholly-owned properties at August 31, 1995.

                                                Apartment Buildings
                                                -------------------
Property and Location         Year Acquired     Units       Occupancy Rate (1)      Depreciated Cost      Mortgage Balance
---------------------         -------------     -----       ------------------      ----------------      ----------------
2031 Locust Street
Philadelphia, PA                 1961             87             100%                 $   877,000       $          0(2)

Marylander
Baltimore, MD                    1962            510              95%                   1,363,000                     0

Kenwood Gardens
Toledo, OH                       1963            504              94%                   1,866,000                  0(2)

Chateau
Midland, TX                      1964            101              97%                     725,000                     0

Camp Hill Plaza
Camp Hill, PA                    1969            300              96%                   1,585,000             6,963,000

Lakewood Hills
Harrisburg, PA                   1972            562              96%                   6,599,000                  0(2)

Cobblestone
Pompano Beach, FL                1993            384              96%                  12,323,000             9,072,000

Shenandoah
West Palm Beach, FL              1993            220              98%                  11,240,000                     0

Hidden Lakes
Dayton, OH                       1994            360              99%                  12,752,000                  0(2)

Palms of Pembroke
Pembroke Pines, FL               1994            348              97%                  21,734,000                     0

Boca Palms
Boca Raton, FL                   1994            522              96%                  33,918,000                     0
                                               -----                                  -----------            ----------

         SUB TOTAL                             3,898                                  104,982,000         16,035,000(2)


Consolidated Partnership
------------------------
Emerald Point
Virginia Beach, VA               1993            862              96%                  21,609,000            17,413,000
                                               -----              ---                ------------           -----------
         TOTAL                                 4,760              96%                $126,591,000           $33,448,000
                                               =====              ===                ============           ===========

                                                     Shopping Centers
                                               --------------------------
Property and Location         Year Acquired  Square Feet     Percentage Leased(3)   Depreciated Cost     Mortgage Balance
---------------------         -------------  -----------     --------------------   ----------------     ----------------
Crest Plaza Shopping Center
Allentown, PA                    1964            153,000              94%                $ 2,701,000          $         0

Ingleside Center
Thorndale, PA                    1980             41,000             100%                  1,185,000            1,043,000

South Blanding Village
Jacksonville, FL                 1986            107,000             100%                  8,005,000                    0

Mandarin Corners
Jacksonville, FL                 1986            216,000              96%                 12,969,000            8,845,000
                                                 -------              ---                -----------           ----------
         TOTAL                                   517,000              96%                $24,860,000           $9,888,000
                                                 =======              ===                ===========           ==========

                                                Industrial Properties
                                             --------------------------
Property and Location         Year Acquired  Square Feet     Percentage Leased      Depreciated Cost     Mortgage Balance
---------------------         -------------  -----------     --------------------   ----------------     ----------------
Office and Warehouse
Alexandria, VA                   1962            332,000              100%              $  1,183,000        $           0

Warehouse
Pennsauken, NJ                   1962             12,000              100%                    61,000                    0

Warehouse
Allentown, PA                    1962             16,000              100%                    15,000                    0

Warehouse
Pennsauken, NJ                   1963             30,000              100%                   108,000                    0

Warehouse and Plant
Lowell, MA                       1963            197,000              100%                   693,000                    0
                                                 -------              ----               -----------        -------------
         TOTAL                                   587,000              100%               $ 2,060,000                    0
                                                 =======              ====               ===========        =============

                                                                    Land
                                                                    ----
Property and Location         Year Acquired   Acres                               Depreciated Cost      Mortgage Balance
---------------------         -------------   -----                               ----------------      ----------------
Bucks County, PA(4)              1985          25                                      $3,590,000          $          0
                                               --                                    ------------       ---------------
         TOTAL                                 25                                       3,590,000                     0
                                               ==                                    ============       ===============
Total Wholly Owned                                                                   $157,101,000       $ 43,336,000(2)
                                                                                     ============       ===============

------------------------------
(1) Occupancy rate is calculated as the percentage of occupied units for all apartments as of August 31, 1995.
(2) Excludes aggregate indebtedness of $34,862,000 that is cross-collateralized by the apartment complexes in Philadelphia, Pennsylvania, Toledo, Ohio, Harrisburg, Pennsylvania and Dayton, Ohio shown in this table.
(3) Percentage Leased is calculated as a percentage of total shopping center net leasable area for which leases were in effect as of August 31, 1995.
(4) On January 1, 1995, the Trust, in satisfaction of its partner's obligation, acquired its partner's 50% interest in the partnership that owns this property and therefore now has 100% of the equity interest in this property.

                         PARTNERSHIPS AND JOINT VENTURES

         The following chart sets forth certain information with respect to the properties owned by the partnerships, and the Trust's equity interest and investment in the partnerships at August 31, 1995.

                                                Apartment Buildings
                                                -------------------
                                                                                                 Partnerships
                                                                           Partnerships and        and Joint            Trust's
                                     Trust's                                Joint Ventures         Ventures          Investment in
Property and             Year        Equity                  Occupancy        Depreciated          Mortgage        Partnerships and
Location               Acquired     Interest      Units      Rate(1)             Cost             Balance (2)       Joint Ventures
------------           --------     --------      -----      ---------     -----------------     ------------      ----------------
Cambridge Hall
West Chester, PA         1967         50%           232         98%          $  1,175,000          $      0             $ 1,861,000

Fox Run
Warminster, PA           1969         50%           196         98%             1,742,000         4,000,000             (1,088,000)

Will-O-Hill
Reading, PA              1983         50%           190         99%             3,226,000         1,913,000                 853,000

Fox Run
Bear, DE                 1988         50%           414         91%            19,529,000        15,164,000               1,809,000

Eagle's Nest
Coral Springs, FL        1989         50%           264         96%            20,396,000        16,150,000               1,976,000

Regency Lakeside
Omaha, NE                1990         50%           433        100%            24,415,000        19,171,000               1,734,000

Countrywood
Tampa, FL                1993         50%           536         97%            10,169,000         6,610,000               1,706,000

Windsong
Altamonte Springs, FL    1993         40%           312         92%             5,973,000         3,685,000                 869,000
                                                  -----         ---           -----------       -----------              ----------
         TOTAL                                    2,577         96%           $86,625,000       $66,693,000              $9,720,000
                                                  =====         ===           ===========       ===========              ==========



                                                         Shopping Centers
                                                       ---------------------
                                                                                   Partnerships      Partnerships        Trust's
                                                                                     and Joint         and Joint      Investment in
                                          Trust's                                    Ventures          Ventures       Partnerships
                               Year       Equity        Square       Percentage     Depreciated        Mortgage         and Joint
Property and Location        Acquired     Interest       Feet        Leased (8)         Cost           Balance (2)       Ventures
---------------------        --------     --------      ------       ----------     ------------     ------------     -------------
Park Plaza Shopping Center
Pinellas Park, FL              1963         50%          151,000        96%          $1,386,000        $ 542,000        $  478,000

Whitehall Mall
Allentown, PA                  1964         50%          603,000(3)     95%           5,671,000                0         3,952,000

Punta Gorda Mall
Punta Gorda, FL                1965         25%          102,000        91%             882,000        2,253,000          (335,000)

Ormond Beach Mall
Daytona Beach, FL              1966         25%          103,000        95%             650,000                0           143,000

Palmer Park Mall
Easton, PA                     1972         50%          349,000(4)     96%           5,586,000        4,315,000           285,000

Gateway Mall
St. Petersburg, FL             1973         60%          386,000(5)     74%           2,300,000                0         1,804,000

Rio Mall
Rio Grande, NJ                 1973         50%          161,000        84%           2,243,000          747,000           976,000

Lehigh Valley Mall
Allentown, PA                  1973         50%        1,054,000(6)     99%          17,428,000       22,227,000        (1,277,000)

East Towne Mall
Lancaster, PA                  1973         50%          303,000        71%           4,124,000        3,648,000           312,000

Chippewa Mall
Beaver Falls, PA               1979         50%           83,000        67%           1,755,000        1,828,000          (102,000)

Greene Plaza
Waynesburg, PA                 1980         50%          117,000        93%           2,608,000        2,388,000           150,000

Ingleside Center
Thorndale, PA                  1981         50%           61,000       100%           1,658,000        1,559,000            95,000

Forestville Shopping Center
Forestville, MD                1983         75%          218,000        90%           6,062,000        1,859,000         3,046,000

Laurel Mall
Hazelton, PA                   1988         40%          558,000        95%          26,150,000       27,945,000          (404,000)

Margate Center
Margate, FL(7)                 1987       87.5%           40,000        76%           2,040,000                0           371,000
                                                       ---------        ---         -----------      -----------        ----------
          TOTAL                                        4,289,000        91%         $80,543,000      $69,311,000        $9,494,000
                                                       =========        ===         ===========      ===========        ==========

                                                    Industrial Property
                                                    -------------------
                                                                                   Partnerships      Partnerships        Trust's
                                                                                     and Joint         and Joint      Investment in
                                          Trust's                                    Ventures          Ventures       Partnerships
                               Year       Equity        Square     Percentage       Depreciated        Mortgage         and Joint
Property and Location        Acquired     Interest       Feet        Leased            Cost           Balance (2)       Ventures
---------------------        --------     --------      -------    ----------       ------------     ------------      ------------
Warehouse and Plant
Ft. Washington, PA             1962         50%          141,000       100%          $  443,000      $         0       $   108,000
                                                         -------       ----          ----------      -----------       -----------
         TOTAL                                           141,000       100%          $  443,000      $         0       $   108,000
                                                         =======       ====          ==========      ===========       ===========

                                                                     Land
                                                                     ----
                                                                                Partnerships      Partnerships        Trust's
                                                                                  and Joint         and Joint      Investment in
                                          Trust's                                 Ventures          Ventures       Partnerships
                               Year       Equity                                 Depreciated        Mortgage         and Joint
Property and Location        Acquired     Interest       Acres                      Cost             Balance          Ventures
---------------------        --------     --------      -------                  ------------     ------------      ------------
Rancocas, NJ                   1971         75%            54                    $   646,000          $     0       ($1,393,000)

Elizabethtown, PA              1972         50%            22                        279,000                0           136,000

Coral Springs, FL              1990         50%            14                      3,521,000                0       (   662,000)
                                                           --                   ------------     ------------      -------------
         TOTAL                                             90                    $ 4,446,000          $     0       ($1,919,000)
                                                           ==                   ============     ============      =============
Other                                                                                                                    36,000
                                                                                                                    ------------
     Total Partnerships and Joint Ventures                                      $172,057,000     $136,004,000       $17,439,000
                                                                                ============     ============       ============

------------------------------------
(1) Occupancy rate is calculated as the percentage of occupied units for all apartments as of August 31, 1995.
(2) Some partnerships and joint ventures have incurred non-mortgage indebtedness in connection with operations.
(3) Whitehall Mall includes 82,000 square feet occupied by a department store tenant which leases the ground and owns the building.
(4) Palmer Park Mall includes 82,000 square feet occupied and owned by a department store.
(5) Gateway Mall includes 60,000 square feet occupied and owned by a department store.
(6) Lehigh Valley Mall includes 565,000 square feet occupied and owned by department stores which either own or lease the ground upon which their stores are located.
(7) Frank's Garden Center which had occupied 18,800 square feet, vacated the property but is obligated to pay rent until its lease term expires December 2006.
(8) Percentage Leased is calculated as a percentage of total shopping center net leaseable area for which leases were in effect as of August 31, 1995.



Competition, Regulation and Other Factors

         The real estate business is highly competitive. The Trust competes for tenants with other property owners. All of the Trust's shopping center and apartment properties are subject to significant competition. The Trust also competes for investment opportunities with investors and purchasers of real estate of all types, many of which have greater financial resources, revenues and geographical diversity than those of the Trust, including institutional, private and foreign investors.

         Increased building of new apartment communities and shopping centers as well as renovation of older properties are a source of competition for the Trust. In addition, single family housing becomes increasingly attractive when lower interest rates make mortgages more affordable. These trends can affect the number of prospective tenants for the Trust's apartment properties.

         A substantial portion of the Trust's shopping center income consists of rents received under long-term leases. Most of these shopping center leases provide for payment by tenants of an annual minimum rent and additional rent calculated generally as a percentage of gross sales in excess of a specified amount ("percentage rent"). These shopping center leases often contain provisions for contribution by tenants to the cost of maintaining common areas and real estate tax escalation clauses under which the tenant bears its proportionate share of increases in or total real estate taxes. While tenant contributions historically have not covered all costs required to maintain common areas, some leases provide for full recovery of these costs from tenants. Upon renewal of a shopping center lease, the annual minimum rent of a tenant may be increased to an amount which approaches or exceeds the sum of the former annual minimum rent plus the most recent annual percentage rent received from the tenant, and the level from which percentage rent is calculated is correspondingly increased. In difficult economic times or in strongly competitive environments, the shopping center owner may have to offer concessions or negotiate leases in which the tenant pays a lower rental or less than its pro rata share of certain operating costs.

         The success of the Trust depends, among other factors, upon general economic conditions, population trends, real estate fluctuations, income tax laws, governmental regulations, availability and costs of financing, construction costs, increases or decreases in operating expenses, zoning laws and the ability of the Trust to keep its properties leased at profitable levels.

         All but two of the 48 properties in which the Trust has an interest are located in the eastern United States, with 20 of the properties located in Pennsylvania and 15 in Florida. The ability of some existing tenants of the Trust's properties to meet their lease obligations could be adversely affected by economic conditions in the East and in Florida and Pennsylvania in particular.

         The effects of inflation upon the Trust's operations and investment portfolio are varied. From the standpoint of revenues, inflation has the dual effect of both increasing the tenant revenues upon which percentage rentals are based and allowing increased fixed rentals to rise generally to reflect higher construction costs on new properties and on renovation and rehabilitation of older properties. This positive effect may be offset by higher operating expenses.

         Fundamental to the Trust is the generation of cash flow which, if distributed to shareholders, is free from Federal income taxes to the Trust. The determination to make distributions to shareholders, however, is not solely based on cash flow because the Trust is required to distribute to its shareholders annually at least 95% of its real estate investment trust taxable income to remain qualified for the favorable tax treatment afforded by the Internal Revenue Code. The Trust generally attempts to distribute 100% of such income and capital gains from sales of real estate investments so as to avoid any Federal income and excise tax liability for the Trust.

         The United States government and a number of states and their subdivisions have adopted laws and regulations relating to environmental controls, some of which directly, and many of which indirectly, limit the development of real estate and may adversely affect the operation of existing properties. Such laws and regulations may operate to reduce the number and attractiveness of investment opportunities available to the Trust and limit the extent to which existing properties may be utilized. If hazardous substances are discovered on or emanating from any of the Trust's properties, the owner or operator of the property, including the Trust, may be held liable for all costs and liabilities relating to such hazardous substances. Since 1987, the Trust has conducted a Phase I environmental study on each property it seeks to acquire. These studies may, but do not necessarily, detect the potential environmental hazards associated with a property. The Trust has no way of determining the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations.

         Environmental matters have arisen at certain properties in which the Trust has an interest. The Trust retained environmental consultants in order to investigate certain of these matters. At one property in which the Trust has a 50% ownership interest, groundwater contamination may exist which the Trust alleges was caused by the former tenant. Estimates to remediate this property, which are subject to the length of monitoring and the extent of remediation required, range in total from $400,000 to $1,600,000. In addition, above normal radon levels have been detected at two wholly-owned properties. The estimated cost to remediate these properties is approximately $380,000, which costs were received as a credit from the sellers as part of the initial acquisitions.

         The Trust has recorded its share of these liabilities, totaling $688,000, based upon the consultants' evaluation of these matters which, in certain instances, are subject to applicable state approvals of the remediation plans.

         There are asbestos-containing materials in many of the properties in which the Trust has an interest, primarily in the form of floor tiles and adhesives. The floor tiles and adhesives are generally in good condition. Fire-proofing material containing asbestos is present at some of the properties in limited concentrations or in limited areas.

Employees

         The Trust, as of August 31, 1995, employed fifteen (15) persons on a full-time basis, three of whom, Sylvan M. Cohen, Chairman and Chief Executive Officer, Jonathan B. Weller, President and Chief Operating Officer, and Robert
G. Rogers, Executive Vice President, are Trustees.

Item 2.  Properties

         See the tables under "Item 1. Business" at pages 5 to 9 for the properties owned by the Trust, both wholly-owned and those in which it has a percentage interest, and reference is made thereto.

         The Trust leases 4,661 square feet of space for its principal offices at 455 Pennsylvania Avenue, Ft. Washington, Pennsylvania with a five-year term expiring December 31, 1998. The rent for the first year was $13.00 per square foot, and the rent escalates annually to the final year's rent at $14.50 per square foot. In addition to the rent, the Trust pays its pro rata share of any increase in operating expenses over those in 1994, which is the base year for determining the increase.

         Titles to all of the Trust's real estate investments have been searched and reported to the Trust by reputable title companies. The exceptions listed in such title reports will not, in the opinion of the Trust, materially interfere with the use of the respective properties for the intended purposes.

Schedule of Real Estate and Accumulated Depreciation

         Schedule III, "Real Estate and Accumulated Depreciation-August 31, 1995," is part of the financial statement schedules set forth herein and reference is made to that schedule which is incorporated herein by reference for the amount of encumbrances, initial cost of the properties to the Trust, cost of improvements, the amount at which carried and the amount of the accumulated depreciation.

Item 3.  Legal Proceedings

         Daniel Berman and Robert Berman and/or entities owned or controlled by them (collectively, the "Bermans") are partners of wholly-owned subsidiaries of the Trust in the ownership of Fox Run Apartments, Bear, Delaware, Eagle's Nest Apartments, Coral Springs, Florida, and 14 undeveloped acres in Coral Springs, Florida. Berman Real Estate Management, Inc., a corporation owned by the Bermans, currently manages the two apartment complexes.

         In May 1994, the Bermans commenced an action against the Trust and certain of its wholly-owned subsidiaries in the Montgomery County Court of Common Pleas in Pennsylvania (the "Pennsylvania Litigation"). In the Pennsylvania Litigation, the Bermans, seeking damages and a declaratory judgment, asserted that the Trust interfered with a contract to develop the parcel in Coral Springs, Florida and violated the partnership agreement relating to Eagle's Nest Apartments in Coral Springs, Florida. The Bermans later amended their complaint to add new parties and to allege that the defendants had no right to terminate the leasing and management agreement at Fox Run Apartments, had violated the Fox Run partnership agreement and that the Bermans had no liability for certain partnership expenses.

         In June 1994, two wholly-owned subsidiaries of the Trust commenced an action in Delaware Chancery Court against the Bermans (the "Delaware Litigation"). The action seeks, among other things, a declaratory judgment and an injunction preventing the defendants from continuing to manage Fox Run and damages resulting from the payment by plaintiffs of defendants' share of the investigation and remediation of the environmental condition at Fox Run Apartments.

         The Trust intends to continue to vigorously resist plaintiffs' claims in the Pennsylvania Litigation and to pursue the claims asserted in the Delaware Litigation. Management does not believe that resolution of these matters will have a material adverse effect on the Trust's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 4A.  Executive Officers of the Registrant

         The executive officers of the Trust on November 1, 1995 were as follows:


                                                     FIRST BECAME
                                                     AN EXECUTIVE         BUSINESS EXPERIENCE
NAME AND OFFICE                   AGE                  OFFICER            DURING PAST 5 YEARS
Sylvan M. Cohen                   81                     1960             Chairman and Chief
Chairman and                                                              Executive Officer of
Chief Executive                                                           the Trust. Presently
Officer                                                                   of counsel to the
                                                                          Philadelphia law firm
                                                                          of Drinker Biddle &
                                                                          Reath and formerly
                                                                          partner in the
                                                                          Philadelphia law firm
                                                                          of Cohen, Shapiro, Polisher,
                                                                          Shiekman and Cohen.

Jonathan B.                       48                     1994             President and Chief
Weller                                                                    Operating Officer of
President and                                                             the Trust.  From 1988-
Chief Operating                                                           1993, Executive Vice
Officer                                                                   President and Director
                                                                          of Eastdil Realty,
                                                                          Inc., a real estate
                                                                          investment banking
                                                                          firm.

Robert G. Rogers                  64                     1972             Executive Vice
Executive Vice                                                            President of the
President                                                                 Trust.

Jeffrey A. Linn                   46                     1990             Vice President -
Senior Vice                                                               Acquisitions since
President -                                                               1994 and Secretary
Acquisitions and                                                          since 1990.  Vice
Secretary                                                                 President - Operations
                                                                          of the Trust until
                                                                          1994.

Dante J.                          62                     1976             Treasurer and Vice
Massimini                                                                 President - Finance of
Senior Vice                                                               the Trust.
President -
Finance and
Treasurer

                                                     FIRST BECAME
                                                     AN EXECUTIVE         BUSINESS EXPERIENCE
NAME AND OFFICE                   AGE                  OFFICER            DURING PAST 5 YEARS
Raymond J. Trost                  40                     1994             Asset Manager of the
Vice President -                                                          Trust's Apartment
Asset Management                                                          Complexes since 1994.
                                                                          Formerly, Property
                                                                          Manager of one of the
                                                                          Trust's properties.

         Each of Messrs. Cohen, Weller, Rogers, Linn and Massimini has an employment agreement to serve the Trust in the capacities described above.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         Incorporated by reference to "Market Price and Distribution Record", inside back cover (page 25) of the 1995 Annual Report to Shareholders.

         The Board of Trustees on December 19, 1991 changed the prior practice of making semi-annual distributions. The Board of Trustees has, in each quarter subsequent to the third quarter of the 1992 fiscal year, considered and declared a quarterly distribution. It is anticipated that the Board of Trustees will consider a distribution each quarter; however, no assurance can be given that a distribution will be declared.


Item 6.  Selected Financial Data

         Incorporated by reference to "Financial Highlights", page 1 of the 1995 Annual Report to Shareholders.


Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

         Incorporated by reference to pages 21-23 of the 1995 Annual Report to Shareholders.


Item 8.  Financial Statements and Supplementary Data

         The consolidated balance sheets of the Trust as of August 31, 1995 and 1994, and the related consolidated statements of income, beneficiaries' equity and cash flows for each of the three years in the period ended August 31, 1995, and the report of independent public accountants thereon and the Trust's summary of unaudited quarterly financial information for the two-year period ended August 31, 1995 are incorporated by reference from the 1995 Annual Report to Shareholders, pages 12-20.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A of this report) is incorporated by reference to the Trust's proxy statement relating to its 1995 Annual Meeting. However, the portions of such proxy statement constituting the report of the Executive Compensation and Human Resources Committee of the Board of Trustees and the graph showing performance of the Trust's shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934, as amended.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements

                  1. The Trust's Consolidated Financial Statements, as described below, are incorporated by reference to pages 12-20 of the Trust's 1995 Annual Report to Shareholders.

                             Consolidated Balance Sheet at
                             August 31, 1995 and 1994

                             Consolidated Statements of Income and
                             Beneficiaries' Equity for the fiscal years ended August 31, 1995, 1994 and 1993

                             Consolidated Statements of Cash Flows for the fiscal years ended August 31, 1995, 1994 and 1993

                             Notes to Consolidated Financial
                             Statements

                             Report of Independent Public
                             Accountants

                  2.    Lehigh Valley Associates Financial Statements

                             Report of Independent Auditors               F-1

                             Balance Sheets at August 31, 1995
                             and 1994                                     F-2

                             Statements of Operations for the
                             fiscal years ended August 31,
                             1995 and 1994                                F-3

                             Statements of Partners'
                             Deficiency at August 31, 1995 and
                             1994 and September 1, 1993                   F-4

                             Statements of Cash Flows for the
                             fiscal years ended August 31,
                             1995 and 1994                                F-5

                             Notes to Financial Statements                F-6


                  The audited financial statements of Lehigh Valley Associates for the year ended August 31, 1993 and the report of the independent public accountants thereon are incorporated herein by reference from the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

         (2)      Financial Statement Schedules

                        II  -        Valuation and Qualifying
                                     Accounts                             22
                        III -        Real Estate and Accumulated
                                     Depreciation                         23
                        IV  -        Mortgage Loans on Real Estate
                                     - August 31, 1995                    26
                        Report of Independent Public Accountants
                        on Supplemental Schedules.                        27

                  All other schedules are omitted because they are not applicable or are not required or because the required information is reported in the consolidated financial statements or notes thereto.

         (3)      Exhibits

              3.1 Trust Agreement, as amended and restated on December 16, 1987, filed as Exhibit 3.1 to the

                        Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, is incorporated herein by reference.

              4.1 Revolving Credit Agreement dated November 3, 1994 among the Trust, CoreStates Bank, N.A. as lender and as agent, Meridian Bank, Midlantic Bank, N.A. and PNC Bank, National Association.

              4.2 First Amendment to Revolving Credit Agreement dated March 20, 1995 among the Trust, CoreStates Bank, N.A., as a lender and as agent, Meridian Bank, Midlantic Bank, N.A. and PNC Bank, National Association.

              4.3       Form of Revolving Credit Agreement Note.

              4.4 Secured Loan Agreement dated November 9, 1994 among the Trust, CoreStates Bank, N.A., as lender and as agent, Meridian Bank, Midlantic Bank, N.A. and PNC Bank, National Association.

              4.5 First Amendment to Secured Loan Agreement dated March 20, 1995 among the Trust, CoreStates Bank, N.A., as lender and as agent, Meridian Bank, Midlantic Bank, N.A. and PNC Bank, National Association.

              4.6 Form of Replacement Note pursuant to the First Amendment to Secured Term Loan Agreement.

              4.7 Guaranty dated August 2, 1993 of the Trust in favor of CoreStates Bank, N.A.

              4.8 Guaranty dated January 27, 1994 of the Trust in favor of CoreStates Bank, N.A.

              4.9 Guaranty dated September 23, 1994 of the Trust in favor of CoreStates Bank, N.A.

              10.1 Employment Agreement, dated as of January 1, 1990, between the Trust and Sylvan M. Cohen, filed as Exhibit
                        10.1 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.

              10.2 First Amendment to Amended and Restated Employment Agreement as of July 12, 1993 between the Trust and Robert G. Rogers, filed as Exhibit 10.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, is incorporated herein by reference.

              10.3 Amended and Restated Employment Agreement, dated as of October 1, 1990, between the Trust and Robert G. Rogers, filed as Exhibit 10.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.

              10.4 Amended and Restated Employment Agreement, dated as of October 1, 1990, between the Trust and Dante J. Massimini, filed as Exhibit 10.3 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.

              10.5 The Trust's 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

              10.6 The Trust's Stock Option Plan for Non-Employee Trustees, filed as Appendix B to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

              10.7 Purchase and Sale Agreement between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Pembroke Associates Limited Partnership dated
                        May 9, 1994 and Amendment No. 1 to Purchase and Sale Agreement between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of Trust, and Pembroke Associates Limited Partnership dated June 28, 1994, filed as Exhibit 10.7 to the Trust's Report on Form 8-K dated August 1, 1994 and filed August 15, 1994, is incorporated herein by reference.

              10.8 Agreement of Sale (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Arbern Investors VI, L.P., dated September 24, 1994 and Amendment No. 1 to Purchase and Sale Agreement (Phase I), between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Arbern Investors VI, L.P., dated November 4, 1994, filed as Exhibit 10.8 to the Trust's Report on Form 8-K dated November 10, 1994 and filed November 23, 1994, is incorporated herein by reference.

              10.9 Agreement of Sale (Phase II) between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated September 24, 1994, Amendment No. 1 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated November 4, 1994, and Amendment No. 2 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated November 4, 1994, filed as Exhibit 10.9 to the Trust's Report on Form 8-K dated November 10, 1994 and filed on November 23, 1994, is incorporated herein by reference.

              10.10 Employment Agreement dated as of December 14, 1993 between the Trust and Jonathan B. Weller, filed as
                        Exhibit 10.10 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, is incorporated herein by reference.

              10.11 The Trust's Amended Incentive and Non Qualified Stock Option Plan, filed as Exhibit A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

              10.12 The Trust's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as Exhibit B to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, is incorporated herein by reference.

              10.13 Employment Agreement dated as of October 1, 1985 between the Trust and Jeffrey Linn.

              13. "Market Price and Distribution Record" contained on the inside back page of the Trust's 1995 Annual Report to Shareholders; "Financial Highlights" contained on page 1 of the Trust's 1995 Annual Report to Shareholders; the Trust's consolidated financial statements, including "Notes to consolidated financial statements" and "Report of independent public accountants", pages 12-20 of the Trust's 1995 Annual Report to Shareholders; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 21-23 of the Trust's 1995 Annual Report to Shareholders.

              21.       Listing of subsidiaries.

              23.1 Consent of Arthur Andersen LLP (Independent Public Accountants).

              23.2      Consent of Ernst & Young LLP (Independent
                        Auditors).

              27.       Financial Data Schedule

              99. Portions of the Trust's definitive proxy statement for its 1995 Annual Meeting of Shareholders responsive to Items 10, 11, 12 and 13 in Part III hereof filed on November 16, 1995, are incorporated herein by reference. However, the portions of such proxy statement constituting the report of the Executive Compensation and Human Resources Committee of the Board of Trustees and the graph showing performance of the Trust's Shares and certain shares indices shall not be deemed to be incorporated herein or filed for the purposes of the Securities Exchange Act of 1934.

(b)           Reports on Form 8-K

              There were no reports on Form 8-K filed during the three months ended August 31, 1995.

                                                                     SCHEDULE II

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        VALUATION AND QUALIFYING ACCOUNTS


                  Column A             Column B              Column C            Column D     Column E
                                                            Additions
                                                     ------------------------
                                        Balance      Charged to    Charged to                 Balance at
                                     Beginning of     Costs and       Other                     End of
                Description             Period        Expenses      Accounts     Deductions     Period
---------------------------------    ------------    ----------    -----------   ----------   ----------

ALLOWANCE FOR POSSIBLE
    LOSSES:

       Year ended August 31, 1995     $3,235,000     $      -       $      -      $  460,000   $2,775,000
                                      ==========     ==========     ==========    ==========   ==========

       Year ended August 31, 1994     $1,440,000     $1,795,000     $      -      $      -     $3,235,000
                                      ==========     ==========     ==========    ==========   ==========

       Year ended August 31, 1993     $1,120,000     $  320,000     $      -      $      -     $1,440,000
                                      ==========     ==========     ==========    ==========   ==========

                                                                    SCHEDULE III

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1995

                       Column A                                                      Column B                        Column C

                                                                                   Encumbrances
                                                 ------------------------------------------------------------
                                                      Interest              Maturity            Balance at          Initial Cost
                     Description                        Rate                   Date                8/31/95             to Trust
   ------------------------------------          -------------------    -------------         ---------------    ------------------
APARTMENT BUILDINGS:
    2031 Locust Street-
       Land                                                                                    $                  $         100,000
       Building and improvements                                                                                          1,028,000
       Furniture and portable equipment
    Camp Hill Plaza Apartments-
       Land                                             9.5%                3/1/2007                6,963,268               337,000
       Building and improvements                                                                                          2,911,000
       Furniture and portable equipment                                                                                     150,000
    Chateau Apartments-
       Land                                                                                                                 110,000
       Building and improvements                                                                                          1,004,000
       Furniture and portable equipment                                                                                     159,000
    Cobblestone Apartments-
       Land                                         7.50% to 8.25%        12/16/2002               9,072,466              2,791,000
       Building and improvements                                                                                          9,336,000
       Furniture and portable equipment                                                                                     362,000
    Kenwood Gardens-
       Land                                                                                                                 489,000
       Building and improvements                                                                                          3,007,000
       Furniture and portable equipment                                                                                     228,000
    Lakewood Hills Apartments-
       Land                                                                                                                 501,000
       Building and improvements                                                                                         10,935,000
       Furniture and portable equipment                                                                                     468,000
    Marylander Apartments-
       Land                                                                                                                 117,000
       Building                                                                                                           4,013,000
       Furniture and portable equipment                                                                                     327,000
    Shenandoah Village-
       Land                                                                                                               2,200,000
       Building and improvements                                                                                          8,695,000
       Furniture and portable equipment                                                                                     281,000
    Emerald Point-
       Land                                            6.790%              12/1/2008              17,412,875              3,063,000
       Building and improvements                                                                                         17,352,000
       Furniture and portable equipment                                                                                   1,293,000
    Hidden Lakes-
       Land                                                                                                               1,225,000
       Building and improvements                                                                                         10,807,000
       Furniture and portable equipment                                                                                     986,000
    Palms of Pembroke-
       Land                                                                                                               4,868,000
       Building and improvements                                                                                         16,389,000
       Furniture and portable equipment                                                                                     848,000
    Boca Palms-
       Land                                                                                                               7,107,000
       Building and improvements                                                                                         26,378,000
       Furniture and portable equipment                                                                                   1,101,000


              Column A                               Column D        Column E        Column F           Column G&H       Column I
                                                    Improvements,    Amount at
                                                      Net of       Which Carried   Accumulated               Date
                                                     Retirements       8/31/95     Depreciation          Constructed    Depreciable
                   Description                      Etc. (Note 4)  (Notes 1 & 2)    (Note 3)             or Acquired    Life (Years)
    -----------------------------------             -------------  -------------   ------------          -----------    ------------
APARTMENT BUILDINGS:
    2031 Locust Street-
       Land                                         $        -      $   100,000     $         -              1961
       Building and improvements                      1,234,000       2,262,000        1,765,000                             11-25
       Furniture and portable equipment                 527,000         527,000          248,000                                10
    Camp Hill Plaza Apartments-
       Land                                                  -          336,000               -              1969
       Building and improvements                        657,000       3,567,000        2,700,000                          5-33-1/3
       Furniture and portable equipment                 539,000         689,000          307,000                              7-10
    Chateau Apartments-
       Land                                                  -          110,000               -              1964
       Building and improvements                        355,000       1,359,000        1,045,000                              3-38
       Furniture and portable equipment                 443,000         602,000          301,000                              5-13
    Cobblestone Apartments-
       Land                                                  -        2,791,000               -              1992
       Building and improvements                        345,000       9,681,000          693,000                             10-40
       Furniture and portable equipment                 285,000         647,000          102,000                              7-10
    Kenwood Gardens-
       Land                                                  -          489,000               -              1963
       Building and improvements                      1,369,000       4,375,000        3,555,000                              8-38
       Furniture and portable equipment               1,002,000       1,230,000          673,000                              8-10
    Lakewood Hills Apartments-
       Land                                                  -          500,000               -          Phase I 1972
       Building and improvements                      1,108,000      12,042,000        6,772,000        Phase II 1975         8-45
       Furniture and portable equipment               1,369,000       1,837,000        1,010,000        Phase III 1980          10
    Marylander Apartments-
       Land                                                  -          117,000               -              1962
       Building                                       1,574,000       5,587,000        4,756,000                             10-39
       Furniture and portable equipment                 599,000         926,000          510,000                              5-10
    Shenandoah Village-
       Land                                                  -        2,200,000               -
       Building and improvements                        265,000       8,960,000          495,000             1993            10-39
       Furniture and portable equipment                 367,000         648,000           72,000                              5-10
    Emerald Point-
       Land                                                  -        3,062,000               -              1993
       Building and improvements                      1,075,000      18,427,000        1,216,000                             10-39
       Furniture and portable equipment                 404,000       1,697,000          362,000                              5-10
    Hidden Lakes-
       Land                                                  -        1,225,000               -              1994
       Building and improvements                         69,000      10,877,000          477,000                             10-39
       Furniture and portable equipment                 196,000       1,182,000           55,000                              5-10
    Palms of Pembroke-
       Land                                                  -        4,869,000               -              1994
       Building and improvements                         25,000      16,424,000          481,000                             10-39
       Furniture and portable equipment                 130,000         977,000           54,000                              5-10
    Boca Palms-
       Land                                                  -        7,107,000               -
       Building and improvements                             -       26,378,000          574,000             1994            10-39
       Furniture and portable equipment                      -        1,101,000           93,000                              5-10

                                                                    SCHEDULE III
                                                                     (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

            REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1995



                       Column A                                            Column B                                   Column C

                                                                         Encumbrances
                                                     ------------------------------------------------------
                                                      Interest              Maturity            Balance at          Initial Cost
                     Description                       Rate                   Date                8/31/95             to Trust
    ----------------------------------               ----------            ----------          ------------        --------------

INDUSTRIAL PROPERTIES:
    ARA Services, Inc., Allentown, PA-
       Land                                                                                 $                    $           3,000
       Building and improvements                                                                                            82,000
    ARA Services, Inc., Pennsauken, NJ-
       Land                                                                                                                 20,000
       Building and improvements                                                                                           190,000
    Interstate Container Corporation,
       Lowell, MA-
       Land                                                                                                                 34,000
       Building and improvements                                                                                           364,000
    People's Drug (CVS), Annandale, VA-
       Land                                                                                                                225,000
       Building and improvements                                                                                         1,873,000
    Sears, Roebuck and Company,
       Pennsauken, NJ-
       Land                                                                                                                 25,000
       Building and improvements                                                                                           206,000

LAND HELD FOR DEVELOPMENT:
    Big Oak-
       Land                                                                                                              3,590,000

SHOPPING CENTERS AND RETAIL STORES:
    Crest Plaza Shopping Center-
       Land                                                                                                                278,000
       Building and improvements                                                                                         2,230,000
       Furniture and portable equipment                                                                                        --
    Sitler Tract-
       Land                                                                                                                 55,000
    Ingleside Shopping Center
       Land                                             7.5%                8/1/2000                1,042,790              382,000
       Building and improvements                                                                                         1,471,000
       Furniture and portable equipment                                                                                        --
    South Blanding Village-
       Land                                                                                                              2,947,000
       Building and improvements                                                                                         6,138,000
       Furniture and portable equipment                                                                                        --
    Mandarin Corners-
       Land                                            9.125%               8/1/2008                8,844,508            4,892,000
       Building and improvements                                                                                        10,168,000
       Furniture and portable equipment                                                                                        --
                                                                                           ------------------    -----------------
           Total for wholly owned and
              consolidated partnership                                                      $      43,336,000    $     176,139,000
                                                                                           ==================    =================


                       Column A                Column D           Column E             Column F       Column G&H       Column I
                                             Improvements,        Amount at
                                               Net of          Which Carried         Accumulated         Date
                                             Retirements           8/31/95           Depreciation     Constructed      Depreciable
                    Description            Etc. (Note 4)       (Notes 1 & 2)           (Note 3)       or Acquired      Life (Years)
    -----------------------------------    --------------      -------------       ---------------    -----------      ------------
INDUSTRIAL PROPERTIES:
    ARA Services, Inc., Allentown, PA-
       Land                                  $         --          $      3,000    $       --            1962
       Building and improvements                       --                82,000         70,000                             10-40
    ARA Services, Inc., Pennsauken, NJ-
       Land                                            --                20,000            --            1962
       Building and improvements                       --               190,000        150,000                             10-50
    Interstate Container Corporation,
       Lowell, MA-
       Land                                            --                34,000            --            1963
       Building and improvements                 1,404,000            1,768,000      1,110,000                             20-50
    People's Drug (CVS), Annandale, VA-
       Land                                            --               225,000            --            1962
       Building and improvements                   476,000            2,349,000      1,392,000                             25-55
    Sears, Roebuck and Company,
       Pennsauken, NJ-
       Land                                            --                25,000            --            1963
       Building and improvements                   176,000              382,000        299,000                             10-50

LAND HELD FOR DEVELOPMENT:
    Big Oak-
       Land                                            --             3,590,000            --            1995                --

SHOPPING CENTERS AND RETAIL STORES:
    Crest Plaza Shopping Center-
       Land                                            --               278,000            --            1964
       Building and improvements                 3,013,000            5,243,000      2,874,000                             20-40
       Furniture and portable equipment             18,000               18,000         17,000                                10
    Sitler Tract-
       Land                                            --                54,000            --            1964
    Ingleside Shopping Center -- Acme Parcel-
       Land                                            --               382,000            --            1980
       Building and improvements                     8,000            1,478,000        676,000                            33-1/3
       Furniture and portable equipment              2,000                2,000          2,000                                10
    South Blanding Village-
       Land                                            --             2,947,000            --            1988
       Building and improvements                   292,000            6,429,000      1,370,000                             20-40
       Furniture and portable equipment                 10
    Mandarin Corners-
       Land                                            --             4,891,000            --            1988
       Building and improvements                   464,000           10,631,000      2,553,000                            33-1/3
       Furniture and portable equipment                --          ------------   ------------
                                              ------------
           Total for wholly owned and
              consolidated partnership        $ 19,790,000         $195,929,000   $ 38,828,000
                                              ============         ============   ============


                                                                    SCHEDULE III
                                                                     (Continued)

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES:
(1)    Reconciliation of amount shown in Column E:
         Balance, August 31, 1994                                  $ 154,281,000

         Additions during the year-
           Improvements, furniture and portable
             equipment                               $   3,753,000
           Land                                         10,627,000
           Building                                     27,268,000
                                                                      41,648,000

         Deductions during the year-
           Retirements                                                       --
           Properties sold                                                   --

                                                                    ------------
         Balance, August 31, 1995                                   $195,929,000
                                                                    ============
(2)    The aggregate cost for federal income tax
           purposes is approximately                                $194,720,000
                                                                    ============
(3)    Reconciliation of amount shown in Column F:
           (Accumulated Depreciation):

         Balance, August 31, 1994                                   $ 33,735,000

         Depreciation during the year-
           Buildings and improvements                    4,217,000
           Furniture and portable equipment                876,000     5,093,000
                                                       -----------

         Deductions during the year-
           Retirements                                                       --
           Properties sold                                                   --

                                                                    ------------
         Balance, August 31, 1995                                   $ 38,828,000
                                                                    ============
(4)    Cost of improvements, net of retirements, etc.,
         consists of the following:
           Cost of improvements                                     $ 19,790,000
           Retirements                                                       --
                                                                    ------------
                                                                    $ 19,790,000
                                                                    ============

                                                                     SCHEDULE IV

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                 MORTGAGE LOANS ON REAL ESTATE--AUGUST 31, 1995


              Column A              Column B      Column C            Column D         Column E   Column F    Column G     Column H

                                                                                                                           Principal
                                                                                                                           Amount of
                                                                                                              Carrying        Loan
                                                                  Periodic Payment               Outstanding   Amount     Subject to
                                                                       Terms                      Principal      of       Delinquent
                                    Interest       Maturity     ---------------------    Prior    Amount of    Mortgage   Principal
           Description                Rate           Date       Interest    Principal    Liens     Mortgage    (Note 5)  or Interest
-------------------------------     --------       --------     --------    ---------    -----     --------    --------  -----------
Samuel Lauter                       (Note 2)       (Note 4)      Monthly     (Note 4)     None   $  560,000  $  560,000       None

Donald Cafiero                      (Note 2)       (Note 4)      Monthly     (Note 4)     None      568,000     568,000       None

Charles A. Lotz, Jr. (Note 3)    2% over prime     (Note 3)      Monthly     (Note 3)     None      521,000     521,000     $521,000
                                                                                                  ---------  ----------
                                                                                                 $1,649,000  $1,649,000
                                                                                                 ==========  ==========
NOTES:
    (1)  Reconciliation of mortgage loans-
             Balance at August 31, 1994                                                          $1,649,000
             Advances during period                                                                      --
             Repayments during period                                                                    --
                                                                                                 ----------
             Balance at August 31, 1995                                                          $1,649,000
                                                                                                 ==========

    (2)  The interest rate is 1% over the prime rate but not less than 10% or more than 18%.

    (3)  The loan was not paid on the maturity date of February 15, 1990. The loan is on a nonaccrual basis.

    (4)  The loan was not paid on the maturity date of March 4, 1994. Beginning in March 1992,
           25% of all distributions due are applied to the repayment of the loan.

    (5)  The aggregate carrying value for federal income tax purposes is the same as the amount shown in Column G.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULES



To Pennsylvania Real Estate Investment Trust:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in the portions of Pennsylvania Real Estate Investment Trust's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 19, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                    /s/  ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
    October 19, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                (Registrant)



Date: November 29, 1995                     By:/s/ Sylvan M. Cohen
                                               --------------------------------
                                               Sylvan M. Cohen, Chairman and
                                                   Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sylvan M. Cohen and Jonathan B. Weller, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or any substitute therefor, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:



/s/ Sylvan M. Cohen                                     November 29, 1995
----------------------------------
Sylvan M. Cohen,
Chairman and Chief Executive
 Officer and Trustee
(Principal Executive Officer)


/s/ Jonathan B. Weller                                  November 29, 1995
----------------------------------
Jonathan B. Weller,
President and Chief Operating
 Officer and Trustee


/s/ William R. Dimeling                                 November 29, 1995
----------------------------------
William R. Dimeling,
Trustee

/s/ Jack Farber
----------------------------------                      November 29, 1995
Jack Farber,
Trustee

/s/ Robert Freedman                                     November 29, 1995
----------------------------------
Robert Freedman,
Trustee

/s/ Lee Javitch                                         November 29, 1995
----------------------------------
Lee Javitch,
Trustee

----------------------------------                      November __, 1995
Samuel J. Korman,
Trustee

/s/ Jeffrey P. Orleans                                  November 29, 1995
----------------------------------
Jeffrey P. Orleans,
Trustee

/s/ Robert G. Rogers                                    November 29, 1995
----------------------------------
Robert G. Rogers,
Executive Vice President
 and Trustee


/s/ Jeffrey A. Linn                                     November 29, 1995
----------------------------------
Jeffrey A. Linn,
Senior Vice President -
 Acquisitions and Secretary


/s/ Dante J. Massimini                                  November 29, 1995
----------------------------------
Dante J. Massimini,
Senior Vice President -
  Finance and Treasurer
  (Principal Financial and
  Accounting Officer)

LOGO ERNST & YOUNG LLP      // Two Commerce Square        // Phone: 215-448-5000
                               Suite 4000                    Fax:   215-448-4069
                               2001 Market Street
                               Philadelphia
                               Pennsylvania 19103-7096





                         Report of Independent Auditors



To the Partners of
    Lehigh Valley Associates

We have audited the accompanying balance sheets of Lehigh Valley Associates (a limited partnership) as of August 31, 1995 and 1994, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of Lehigh Valley Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Valley Associates at August 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            /s/ Ernst & Young LLP





October 20, 1995

                            Lehigh Valley Associates
                             (A Limited Partnership)

                                 Balance Sheets

                                                                 August 31
                                                           1995            1994
                                                      ------------------------------
Assets
Real estate, at cost (Notes 1 and 2):
    Land                                              $  5,752,083      $  5,752,083
    Regional shopping center building and
       building improvements                            21,559,002        21,551,272
    Office building                                        587,771           587,771
                                                      ------------------------------
                                                        27,898,856        27,891,126
    Less accumulated depreciation                       11,899,934        11,240,992
                                                      ------------------------------
                                                        15,998,922        16,650,134

Cash and cash equivalents                                1,707,710           321,535
Due from tenants and others                                662,926           852,084
Accrued rent (Note 1)                                    1,779,296         1,461,532
Prepaid expenses and other assets                          709,524           608,572
                                                      ------------------------------
                                                      $ 20,858,378      $ 19,893,857
                                                      ==============================

Liabilities
Mortgages payable (Note 2)                            $ 22,226,947      $ 22,796,101
Accrued expenses and other liabilities, including
    accrued interest (1995--$168,043;
    1994--$172,318)                                      1,040,899         1,149,033
                                                      ------------------------------
                                                        23,267,846        23,945,134

Partners' deficiency                                    (2,409,468)       (4,051,277)
                                                      ------------------------------
                                                      $ 20,858,378      $ 19,893,857
                                                      ==============================

See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                            Statements of Operations


                                                               Year ended August 31
                                                              1995             1994
                                                          ------------------------------
Income:
    Rentals (Notes 1 and 4):
       Minimum                                            $  9,729,591      $  9,086,148
       Percentage                                              773,350           771,092
                                                          ------------------------------
                                                            10,502,941         9,857,240
    Sundry                                                     364,891           286,856
                                                          ------------------------------
                                                            10,867,832        10,144,096
Expenses, other than depreciation and amortization:
    Real estate taxes, net of tenants' reimbursements
       (1995--$765,852; 1994--$692,754)                         14,051            46,876
    Interest (Note 2)                                        2,040,410         2,090,278
    Management fees (Note 3)                                   731,156           701,419
    Common area expenses, net of tenants'
       reimbursements (1995--$2,038,059;
       1994--$2,553,995)                                      (195,062)         (239,848)
    Other property expenses                                     58,135           359,637
                                                          ------------------------------
                                                             2,648,690         2,958,362
                                                          ------------------------------
Income before depreciation and amortization                  8,219,142         7,185,734
Depreciation and amortization (Note 1)                         671,333           664,840
                                                          ------------------------------
Net income                                                $  7,547,809      $  6,520,894
                                                          ==============================

See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                       Statements of Partners' Deficiency

                                                     Percentage        Balance
                                                    Interest Per        as of
                                                     Partnership    September 1,
                                                      Agreement         1993      Distributions   Net Income
                                                   ----------------------------------------------------------
General Partners:
    Delta Ventures, Inc.                                0.50%     $    (18,391)   $   (34,470)  $     32,605
    Pennsylvania Real Estate Investment Trust          30.00        (1,103,451)    (2,068,200)     1,956,268

Limited Partners:
    Morris A. Kravitz Residuary Trust                   9.00          (331,035)      (620,460)       586,880
    Myles H. Tanenbaum                                  8.55          (314,484)      (589,437)       557,537
    Jordan A. Katz                                      4.50          (165,518)      (310,230)       293,440
    Robert T. Girling                                   4.50          (165,518)      (310,230)       293,440
    Lea R. Powell, Trustee under indenture of
       Arthur L. Powell                                 9.00          (331,035)      (620,460)       586,880
    Harold G. Schaeffer                                 4.50          (165,518)      (310,230)       293,440
    Adele K. Schaeffer, Trustee under indenture
       of Harold G. Schaeffer                           4.50          (165,518)      (310,230)       293,440
    Richard A. Jacoby                                   4.95          (182,069)      (341,253)       322,784
    Pennsylvania Real Estate Investment Trust          20.00          (735,634)    (1,378,800)     1,304,180
                                                   ----------------------------------------------------------
                                                      100.00%      $(3,678,171)   $(6,894,000)  $  6,520,894
                                                   ==========================================================

                                                     Balance                                        Balance
                                                      as of                                          as of
                                                    August 31,                                     August 31,
                                                      1994        Distributions    Net Income        1995
                                                 -------------------------------------------------------------
General Partners:
    Delta Ventures, Inc.                         $   (20,256)     $   (29,530)    $   37,739    $   (12,047)
    Pennsylvania Real Estate Investment Trust     (1,215,383)      (1,771,800)     2,264,343
(722,840)

Limited Partners:
    Morris A. Kravitz Residuary Trust               (364,615)        (531,540)       679,303       (216,852)
    Myles H. Tanenbaum                              (346,384)        (504,963)       645,338       (206,009)
    Jordan A. Katz                                  (182,308)        (265,770)       339,651       (108,427)
    Robert T. Girling                               (182,308)        (265,770)       339,651       (108,427)
    Lea R. Powell, Trustee under indenture of
       Arthur L. Powell                             (364,615)        (531,540)       679,303       (216,852)
    Harold G. Schaeffer                             (182,308)        (265,770)       339,651       (108,427)
    Adele K. Schaeffer, Trustee under indenture
       of Harold G. Schaeffer                       (182,308)        (265,770)       339,651       (108,427)
    Richard A. Jacoby                               (200,538)        (292,347)       373,617       (119,268)
    Pennsylvania Real Estate Investment Trust       (810,254)      (1,181,200)     1,509,562       (481,892)
                                                 -------------------------------------------------------------
                                                 $(4,051,277)     $(5,906,000)    $7,547,809    $(2,409,468)
                                                 =============================================================

See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                            Statements of Cash Flows


                                                                    Year ended August 31
                                                                  1995               1994
                                                              -------------------------------
Operating activities
Net income                                                    $ 7,547,809         $
 6,520,894
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                              671,333             664,840
       Changes in operating assets and liabilities:
          Due from tenants and others and accrued rent           (128,606)           (553,443)
          Prepaid expenses and other assets                      (103,201)           (110,066)
          Accrued expenses and other liabilities                 (108,134)            554,884
                                                              -------------------------------
Net cash provided by operating activities                       7,879,201           7,077,109

Investing activities
Net expenditures for property and equipment                       (17,872)             (6,341)

Financing activities
Principal payments on mortgages                                  (569,154)           (520,267)
Distributions paid to partners                                 (5,906,000)         (6,894,000)
                                                              -------------------------------
Net cash used in financing activities                          (6,475,154)         (7,414,267)
                                                              -------------------------------
Increase (decrease) in cash and cash equivalents                1,386,175            (343,499)
Cash and cash equivalents at beginning of year                    321,535             665,034
                                                              -------------------------------
Cash and cash equivalents at end of year                      $ 1,707,710         $   321,535
                                                              ===============================

See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                          Notes to Financial Statements

                                 August 31, 1995

1. Summary of Significant Accounting Policies

Real Estate

The Partnership owns and operates a regional shopping center and an office building (the "Property") located in Whitehall, Pennsylvania. Two retail department stores own adjacent property upon which each has constructed a store as part of the Property and have entered into operating agreements with the Partnership under which they are responsible for a share of common area expenses.

Depreciation is computed on the straight-line method over 35 years for the shopping center and 22 years for the office building, representing the estimated lives of such assets.

Recognition of Rental Income

Minimum rent is recognized on a straight-line basis over the lease terms regardless of when payments are due. Accrued rent represents minimum rent recognized in excess of payments due.

Percentage rents are accrued as income for those tenants whose sales at August 31 exceeded the minimum annual sales volumes required for percentage rents.

Income Taxes

In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the limited partnership is required to be reported in the tax returns of the partners in accordance with the terms of the limited partnership agreement and, accordingly, no provision has been made in the accompanying financial statements for any federal, state, or local income taxes.

Cash Equivalents

For purposes of the Statement of Cash Flows, the Partnership considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

2. Mortgages Payable

                                                                    Year ended August 31
                                                                    1995           1994
                                                                 ----------------------------
Mortgage note on Property--payable in monthly installments
    of  $192,002, including interest at 9% through 2012          $19,898,791      $20,387,762

Mortgage note on Property--payable in monthly installments
    of $16,909, including interest at 9-3/4%, through 2012         1,671,934        1,709,798

Mortgage note on Property--payable in monthly installments
    of $4,475, including interest at 10-3/8%, through 2012           425,837          434,841

Mortgage note on office building and fringe land--
    payable in monthly installments of $4,434,
    including interest at 8%, through 2001                           230,385          263,700
                                                                 ----------------------------
                                                                 $22,226,947      $22,796,101
                                                                 ============================


The above mortgages are collateralized by the respective real estate and tenant leases.

Principal payments are due as follows:

     Year ending August 31:
       1996                                          $   622,381
       1997                                              677,304
       1998                                              743,862
       1999                                              814,890
       2000                                              891,520
       Thereafter                                     18,476,990
                                                     -----------
                                                     $22,226,947
                                                     ===========

Interest paid on the mortgages during 1995 and 1994 amounted to $2,044,685 and $2,093,560, respectively.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)



3. Related Party Transactions

Management fees were paid to an affiliate, pursuant to the terms of a management agreement, at the rate of 5% of gross receipts from the Property (as defined). In addition, an affiliate provides the center and its tenants with electricity.

4. Leases

The Partnership earns rental income under operating leases with retail stores. Leases generally provide for minimum rentals plus percentage rentals based on the stores' sales volume and also require each store to pay a portion of real estate taxes and common area expenses. In addition, leases provide for the tenants to pay utility charges to an affiliate. Lease periods generally range from 10 to 20 years and contain various renewal options.

The Partnership also earns rental income under leases with commercial tenants located in its office building. Such leases generally provide for the tenant to pay minimum rentals plus a portion of increases in real estate taxes and operating expenses. Commercial lease periods generally range from 3 to 5 years and contain various renewal options.

The following is a schedule by year of future minimum rental payments on noncancelable tenant operating leases as of August 31, 1995 and does not include any amounts due as percentage rent or the exercise of renewal options under existing leases:

Years ending August 31:
    1996                         $ 9,327,000
    1997                           8,423,000
    1998                           7,599,000
    1999                           7,358,000
    2000                           7,085,000
    Thereafter                    23,833,000
                                 -----------
                                 $63,625,000
                                 ===========

                                  EXHIBIT INDEX

                                    EXHIBITS

Exhibit No.                    Description                                          Page
----------                     -----------                                          ----
   4.1   Revolving Credit Agreement dated November
         3, 1994 among the Trust, CoreStates Bank,
         N.A. as lender and as agent, Meridian
         Bank, Midlantic Bank, N.A. and PNC Bank,
         National Association.

   4.2 First Amendment to Revolving Credit Agreement dated March 20, 1995 among the Trust, CoreStates Bank, N.A., as a lender and as agent, Meridian Bank, Midlantic Bank, N.A. and PNC Bank, National Association.

   4.3   Form of Revolving Credit Agreement Note.

   4.4   Secured Loan Agreement dated November 9,
         1994 among the Trust, CoreStates Bank,
         N.A., as lender and as agent, Meridian
         Bank, Midlantic Bank, N.A. and PNC Bank,
         National Association.

   4.5 First Amendment to Secured Loan Agreement dated March 20, 1995 among the Trust, CoreStates Bank, N.A., as lender and as agent, Meridian
         Bank, Midlantic Bank, N.A. and PNC Bank, National Association.

   4.6 Form of Replacement Note pursuant to the First Amendment to Secured Term Loan
         Agreement.

   4.7   Guaranty dated August 2, 1993 of the Trust in favor of CoreStates Bank,
         N.A.

   4.8   Guaranty dated January 27, 1994 of the Trust in favor of CoreStates
         Bank, N.A.

   4.9   Guaranty dated September 23, 1994 of the Trust in favor of CoreStates
         Bank, N.A.

  10.13  Employment Agreement dated as of October 1, 1985 between the Trust and
         Jeffrey Linn.

  13. "Market Price and Distribution Record" contained on the inside back page of the Trust's 1995 Annual Report to Shareholders; "Financial
         Highlights" contained on page 1 of the Trust's 1995 Annual Report to Shareholders; the Trust's consolidated financial statements,

Exhibit No.                    Description                                          Page
----------                     -----------                                          ----
         including "Notes to consolidated financial statements" and "Report of independent public accountants", pages 12-20 of the Trust's 1995 Annual
         Report to Shareholders; and "Management's Discussion and Analysis of
         Financial Condition and Results of Operations" contained on pages 21-23 of the Trust's 1995 Annual Report to Shareholders.

   21.   Listing of subsidiaries.

   23.1  Consent of Arthur Andersen LLP (Independent Public Accountants).

   23.2  Consent of Ernst & Young LLP (Independent Auditors).

   27.   Financial Data Schedule