Form 10-Q
period 1995-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1996-01-16
CIK 77281

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended  November 30, 1995


[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____________________ to _______________________

Commission File Number             1-6300

                    Pennsylvania Real Estate Investment Trust
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-6216339
--------------------------------------    -------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA              19034
-------------------------------------------------------        ---------------
      (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code       (215) 542-9250

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]


Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of beneficial interest outstanding at January 2, 1996:        8,676,098




This report includes a total of 11 pages.
===============================================================================

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS


                                                                         Page
                                                                         ----
Part I.  Financial Information

Financial Statements (Unaudited):

   Consolidated Balance Sheets--November 30, 1995
      and August 31, 1995 (Audited)                                       1-2

   Consolidated Statements of Income--Three Months
      Ended November 30, 1995 and 1994                                     3

   Consolidated Statements of Cash Flows--Three Months
      Ended November 30, 1995 and 1994                                     4

   Notes to Consolidated Financial Statements                             5-7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 8-9


Part II.  Other Information

   Item 6 (Items 1 through 5--not applicable)                              10

   Signatures                                                              11

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                         November 30,          August 31,
                                                            1995                  1995
                                                     -----------------    ------------------
                                                         (Unaudited

INVESTMENTS IN REAL ESTATE, at cost:
    Apartment buildings                              $      155,951,000   $      154,907,000
    Industrial properties                                     5,078,000            5,078,000
    Shopping centers and retail stores                       30,491,000           32,354,000
                                                     ------------------   ------------------
             Total investments in real estate               191,520,000          192,339,000

    Less- Accumulated depreciation                           39,505,000           38,828,000
                                                     ------------------   ------------------
                                                            152,015,000          153,511,000

LAND HELD FOR SALE                                            3,590,000            3,590,000
INVESTMENTS IN PARTNERSHIPS AND
    JOINT VENTURES, at equity (Note 2)                       17,172,000           17,439,000

ADVANCES TO PARTNERSHIPS AND
    JOINT VENTURES (Note 2)                                   2,474,000            2,414,000

NOTES RECEIVABLE                                              1,649,000            1,649,000
                                                     ------------------   ------------------

                                                            176,900,000          178,603,000
LESS- Allowance for possible losses                           2,644,000            2,775,000
                                                     ------------------   ------------------

                                                            174,256,000          175,828,000
OTHER ASSETS:
    Cash and cash equivalents                                 1,452,000            1,098,000
    Rents and sundry receivables                                375,000              346,000
    Prepaid real estate taxes and expenses                    5,360,000            4,064,000
                                                     ------------------   ------------------

                                                     $      181,443,000   $      181,336,000
                                                     ==================   ==================



        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND BENEFICIARIES' EQUITY



                                                               November 30,          August 31,
                                                                  1995                  1995
                                                           ------------------   ------------------
                                                               (Unaudited)
LIABILITIES:
    Mortgage notes payable                                 $       85,672,000   $       78,198,000
    Bank loans payable                                             39,138,000           44,320,000
    Tenants' deposits and deferred rents                            1,230,000            1,352,000
    Accrued pension and retirement benefits                         1,105,000            1,213,000
    Accrued expenses and other liabilities                          3,259,000            3,954,000
                                                           ------------------   ------------------

                                                                  130,404,000          129,037,000
                                                           ------------------   ------------------
MINORITY INTEREST IN CONSOLIDATED
    PARTNERSHIP (Note 2)                                              500,000              528,000
                                                           ------------------   ------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

BENEFICIARIES' EQUITY (Note 3):
    Shares of beneficial interest, $1 par; authorized
       unlimited; issued and outstanding 8,676,098
       shares at November 30, 1995 and August 31, 1995              8,676,000            8,676,000
    Capital contributed in excess of par                           53,133,000           53,133,000
    Distributions in excess of net income                         (11,270,000)         (10,038,000)
                                                           ------------------   ------------------

                                                                   50,539,000           51,771,000
                                                           ------------------   ------------------

                                                           $      181,443,000   $      181,336,000
                                                           ==================   ==================





        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)



                                                                        Three Months Ended
                                                                            November 30
                                                                  ------------------------------
                                                                       1995            1994
                                                                  -------------   --------------
REVENUES:
    Gross revenues from real estate                               $   9,638,000   $    8,513,000
    Interest and other income                                            38,000           42,000
                                                                  -------------   --------------

                                                                      9,676,000        8,555,000
                                                                  -------------   --------------
EXPENSES:
    Property operating expenses                                       3,782,000        3,370,000
    Depreciation and amortization                                     1,452,000        1,154,000
    General and administrative expenses                                 671,000          671,000
    Mortgage and bank loan interest                                   2,416,000        1,760,000
                                                                  -------------   --------------

                                                                      8,321,000        6,955,000
                                                                  -------------   --------------
          Income before minority interest and equity in
              income of partnerships and joint ventures               1,355,000        1,600,000

MINORITY INTEREST                                                       (76,000)         (61,000)
EQUITY IN INCOME OF PARTNERSHIPS AND
    JOINT VENTURES (Note 2)                                           1,566,000        1,806,000
                                                                  -------------   --------------

NET INCOME                                                        $   2,845,000   $    3,345,000
                                                                  =============   ==============

NET INCOME PER SHARE                                              $        .33    $          .39
                                                                  ============    ==============
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                                8,676,098        8,669,848
                                                                  =============   ==============





        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                                November 30
                                                                                  ------------------------------------
                                                                                         1995               1994
                                                                                  -----------------  -----------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $       2,845,000  $       3,345,000
    Adjustments to reconcile net income to net cash
       provided by operating activities-
          Minority interest in income of
              consolidated partnership                                                       76,000             61,000
          Depreciation and amortization                                                   1,452,000          1,154,000
          Decrease in provision for losses on investments                                  (132,000)           (82,000)
          Change in assets and liabilities-
              Rents and sundry receivables                                                  (28,000)             7,000
              Prepaid real estate taxes and expenses                                       (728,000)          (217,000)
              Accrued pension and retirement benefits                                      (108,000)            20,000
              Accrued expenses and other liabilities                                       (672,000)            39,000
              Tenants' deposits and deferred rents                                         (122,000)           159,000
                                                                                  -----------------  -----------------

                 Net cash provided by operating activities                                2,583,000          4,486,000
                                                                                  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in wholly owned real estate                                              (1,044,000)       (33,834,000)
    Investments in partnerships and joint ventures                                         (146,000)           (45,000)
    Increase in advances to partnerships and joint ventures                                 (60,000)          (502,000)
    Cash distributions from (contributions to) partnerships
       and joint ventures in excess of (less than) equity in income                         569,000            (34,000)
    Cash distributions to minority partners                                                (102,000)            (6,000)
                                                                                  -----------------  -----------------

                 Net cash used in investing activities                                     (783,000)       (34,421,000)
                                                                                  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal installments on mortgage notes payable                                       (283,000)          (158,000)
    Proceeds from bank loans payable                                                            --          34,027,000
    Repayment of bank loans payable                                                      (5,182,000)               --
    Increase in mortgages payable                                                         8,800,000                --
    Payment of deferred financing costs                                                    (704,000)               --
    Distributions paid to beneficiaries                                                  (4,078,000)        (4,075,000)
                                                                                  -----------------  -----------------

                 Net cash provided by (used in) financing activities                     (1,447,000)        29,794,000
                                                                                  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                         353,000           (141,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,099,000          2,152,000
                                                                                  -----------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       1,452,000  $       2,011,000
                                                                                  =================  =================



        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994



1.  BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Registrant as of November 30, 1995 and August 31, 1995, and the consolidated results of its operations and cash flows for the three months ended November 30, 1995 and 1994, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following presents summarized financial information as to the Registrant's investments in 27 partnerships and joint ventures at November 30, 1995 and August 31, 1995, and the Registrant's equity in income for the three months ended November 30, 1995 and 1994:




                                                                           November 30,         August 31,
                                ASSETS                                         1995                 1995
                                ------                                  ------------------  ------------------
                                                                            (Unaudited)
Investments in real estate, at cost:
   Apartment buildings                                                  $      103,964,000  $      103,683,000
   Industrial property                                                           1,250,000           1,250,000
   Shopping centers and retail stores                                          134,994,000         132,597,000
   Land held for development                                                     4,445,000           4,445,000
                                                                        ------------------  ------------------

           Total investments in real estate                                    244,653,000         241,975,000
   Less- accumulated depreciation                                               72,243,000          69,918,000
                                                                        ------------------  ------------------

                                                                               172,410,000         172,057,000
Cash and cash equivalents                                                        7,260,000           7,303,000
Other assets                                                                     4,299,000           4,544,000
                                                                        ------------------  ------------------

           Total assets                                                        183,969,000         183,904,000
                                                                        ------------------  ------------------

                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------
Mortgage notes payable                                                         136,255,000         136,004,000
Bank loans payable                                                               8,308,000           8,277,000
Due to the Trust                                                                 2,474,000           2,414,000
Other liabilities                                                                4,949,000           4,571,000
                                                                        ------------------  ------------------

           Total liabilities                                                   151,986,000         151,266,000
                                                                        ------------------  ------------------

Total partners' equity                                                          31,983,000          32,638,000
Partners' share                                                                (14,811,000)        (15,199,000)
                                                                        ------------------  ------------------

Investment in partnerships and joint ventures                           $       17,172,000  $       17,439,000
                                                                        ==================  ==================

                                EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
                                ---------------------------------------------------

                                                                                   Three Months Ended
                                                                                       November 30
                                                                        --------------------------------------
                                                                               1995                 1994
                                                                        ------------------  ------------------
                                                                                       (Unaudited)

Gross revenues from real estate                                         $       13,065,000  $       13,066,000
                                                                        ------------------  ------------------
Expenses:
    Property operating expenses                                                  4,992,000           4,879,000
    Mortgage and bank loan interest                                              3,187,000           3,005,000
    Depreciation and amortization                                                1,705,000           1,560,000
                                                                        ------------------  ------------------

                                                                                 9,884,000           9,444,000
                                                                        ------------------  ------------------

                                                                                 3,181,000           3,622,000
Partners' share                                                                 (1,615,000)         (1,816,000)
                                                                        ------------------  ------------------

Equity in income of partnerships and joint ventures                     $        1,566,000  $        1,806,000
                                                                        ==================  ==================


One partnership, in which the Registrant is a general partner and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities of such partnership are included in the consolidated financial statements at 100%. The minority partner's interest is 35%.

3.  DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period in fiscal 1995 for distribution are as follows:

                                                                         Amount
                                                                          Per
  Date Declared           Record Date            Payment Date            Share
------------------     -----------------       ------------------       -------
December 14, 1995       January 31, 1996        February 15, 1996         $.47

December 15, 1994       January 31, 1995        February 15, 1995         $.47

4. CASH FLOW INFORMATION:

Cash paid for interest was $2,455,000 and $1,629,000 for the three months ended November 30, 1995 and 1994, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the three months ended November 30, 1995, the Registrant expended funds totaling $21,000 which were recorded against the previously established reserves.

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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

In October 1995, a wholly-owned subsidiary of the Registrant completed a financing of its 220-unit Shenandoah Village Apartment community in West Palm Beach, Florida with the placement of $8.8 million in tax-exempt bonds issued by the Housing Finance Authority of Palm Beach County, Florida. The bonds, which are insured by Financial Security Assurance, Inc., carry an average annual interest rate of 5.90%, are amortized over 30 years, and constitute long-term indebtedness of the Registrant. The Registrant applied the net proceeds of the financing of approximately $8 million to reduce the outstanding indebtedness under its $75 million revolving credit facility.

Funds from operations decreased by $196,000 for the three months ended November 30, 1995, as compared to the same three months in 1994, primarily as a result of a nonrecurring lease termination fee of $220,000 received in 1994. Funds from operations do not represent cash generated from operations as defined by generally accepted accounting principles ("GAAP") and is not necessarily indicative of cash available to fund cash needs.

                                                                                   Three Months Ended
                                                                                       November 30
                    Funds from Operations(1)                            --------------------------------------
                   --------------------------                                   1995                 1994
                                                                        ------------------  ------------------

Net income                                                              $        2,845,000  $        3,345,000
Plus:
   Depreciation and amortization-
     Wholly owned and consolidated partnerships (2)                              1,388,000           1,097,000
     Unconsolidated partnerships and joint ventures                                844,000             775,000
Less:
   Depreciation of non-real estate assets                                          (49,000)            (39,000)
   Amortization of deferred financing costs                                        (70,000)            (24,000)
                                                                        ------------------  ------------------

Funds from operations                                                   $        4,958,000  $        5,154,000
                                                                        ==================  ==================


(1)Effective September 1, 1995, the Trust has implemented a revised definition of funds from operations (FFO) based on recommendations recently adopted by the National Association of Real Estate Investment Trusts, and has restated FFO for 1994 (with a downward adjustment for depreciation of non-real estate assets and amortization of deferred financing costs) to conform with the revised definition. FFO is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and similar adjustments for unconsolidated joint ventures and less nonreal estate depreciation and amortization of financing costs. FFO is not necessarily indicative of cash available to fund cash needs.
(2)Net of minority interest of $64,000 in 1995 and $57,000 in 1994.

Net cash provided by operating activities decreased to $2,583,000 from $4,486,000 for the three months ended November 30, 1995, as compared to the three months ended November 30, 1994. The decrease is a result of liabilities assumed in connection with the acquisition of Boca Palms Apartments in November 1994 of $867,000, which were funded by the seller at settlement and the prepayment of real estate taxes and other expenses of $484,000 for Boca Palms Apartments for the three months ended November 30, 1995.

Results of Operations

Net income for the three-month period ended November 30, 1995, decreased to $2,845,000 from $3,345,000 for the comparable period in 1994, primarily as a result of a $220,000 nonrecurring lease termination fee in 1994 and $299,000 of additional depreciation expense in 1995.

Gross revenues from real estate increased to $9,638,000 from $8,513,000 primarily due to revenues of $904,000 from Boca Palms Apartments, which was acquired in November 1994.

Principally as a result of the Boca Palms Apartment acquisition, operating expenses for wholly owned properties increased to $3,782,000 from $3,370,000, depreciation and amortization increased to $1,452,000 from $1,154,000, and mortgage and bank loan interest increased to $2,416,000 from $1,760,000.

For the three months ended November 30, 1995, $131,000 in respect of carrying charges for land held primarily for re-sale was charged against the allowance for possible losses. No increase in such allowance is considered necessary at this time.

Equity in income of partnerships and joint ventures decreased to $1,566,000 from $1,806,000, primarily due to a nonrecurring lease termination fee received from a shopping center tenant in the first quarter of 1994 in the amount of $220,000.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits--(27)--Financial Data Schedule (included in electronic filing format)

         (b)  Reports on Form 8-K--None

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










                                      PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                      -----------------------------------------
                                                     Registrant



                                        By /s/  Jonathan B. Weller
                                           ------------------------------------
                                                  Jonathan B. Weller,
                                          President and Chief Operating Officer



                                        By /s/  Dante J. Massimini
                                           ------------------------------------
                                                   Dante J. Massimini,
                                           Senior Vice President and Treasurer





Date:  January 16, 1996