Form 10-Q
period 1996-02-29
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1996-04-12
CIK 77281

- -------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended        February 29, 1996
                               -------------------------------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________________ to _______________________

Commission File Number  1-6300
                       --------

                    Pennsylvania Real Estate Investment Trust
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                 23-6216339
- -----------------------------------  -------------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

      455 Pennsylvania Avenue,
   Suite 135, Ft. Washington, PA                          19034
- ---------------------------------------------  ---------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code     (215) 542-9250
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

      Shares of beneficial interest outstanding at April 1, 1996: 8,676,098
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

This report includes a total of 12 pages.

- --------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    CONTENTS

                                                                     Page
                                                                     ----

Part I.  Financial Information

Financial Statements (Unaudited):

   Consolidated Balance Sheets--February 29, 1996
      and August 31, 1995 (Audited)                                   1-2

   Consolidated Statements of Income--Three and Six Months
      Ended February 29, 1996 and February 28, 1995                    3

   Consolidated Statements of Cash Flows--Six Months Ended
      February 29, 1996 and February 28, 1995                          4

   Notes to Unaudited Consolidated Financial Statements               5-7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            8-10

Part II.  Other Information

   Item 4 (Items 1 through 3 not applicable)                          11

   Item 5                                                             11

   Item 6                                                             11

   Signatures                                                         12

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  February 29,          August 31,
                                                                                     1996                  1995
                                                                              -----------------    ------------------
                                                                                  (Unaudited)

INVESTMENTS IN REAL ESTATE, at cost:
    Apartment buildings                                                       $      156,504,000   $      154,907,000
    Industrial properties                                                              5,078,000            5,078,000
    Shopping centers and retail stores                                                30,512,000           32,354,000
                                                                              ------------------   ------------------
             Total investments in real estate                                        192,094,000          192,339,000
    Less- Accumulated depreciation                                                    40,876,000           38,828,000
                                                                              ------------------   ------------------
                                                                                     151,218,000          153,511,000
LAND HELD FOR SALE                                                                     3,590,000            3,590,000
INVESTMENTS IN PARTNERSHIPS AND
    JOINT VENTURES, at equity (Note 2)                                                16,096,000           17,439,000
ADVANCES TO PARTNERSHIPS AND
    JOINT VENTURES, at equity (Note 2)                                                 2,522,000            2,414,000

NOTES RECEIVABLE                                                                       1,649,000            1,649,000
                                                                              ------------------   ------------------
                                                                                     175,075,000          178,603,000
LESS- Allowance for possible losses                                                    2,512,000            2,775,000
                                                                              ------------------   ------------------
                                                                                     172,563,000          175,828,000
OTHER ASSETS:
    Cash and cash equivalents                                                          1,621,000            1,098,000
    Rents and sundry receivables                                                         383,000              346,000
    Deferred costs, prepaid real estate taxes and expenses, net                        5,345,000            4,064,000
                                                                              ------------------   ------------------

                                                                              $      179,912,000   $      181,336,000
                                                                              ==================   ==================




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND BENEFICIARIES' EQUITY

                                                                                  February 29,          August 31,
                                                                                     1996                  1995
                                                                             ------------------   ------------------
                                                                                  (Unaudited)

LIABILITIES:
    Mortgage notes payable                                                    $       85,383,000   $       78,198,000
    Bank loans payable                                                                39,220,000           44,320,000
    Tenants' deposits and deferred rents                                               1,226,000            1,352,000
    Accrued pension and retirement benefits                                            1,120,000            1,213,000
    Accrued expenses and other liabilities                                             3,605,000            3,954,000
                                                                              ------------------   ------------------
                                                                                     130,554,000          129,037,000
                                                                              ------------------   ------------------
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP
    (Note 2)                                                                             561,000              528,000
                                                                              ------------------   ------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

BENEFICIARIES' EQUITY (Note 3):
    Shares of beneficial interest, $1 par; authorized,
       unlimited; issued and outstanding 8,676,098
       shares at February 29, 1996 and August 31, 1995                                 8,676,000            8,676,000
    Capital contributed in excess of par                                              53,133,000           53,133,000
    Distributions in excess of net income                                            (13,012,000)         (10,038,000)
                                                                              -------------------  -------------------
                                                                                      48,797,000           51,771,000
                                                                              ------------------   ------------------
                                                                              $      179,912,000   $      181,336,000
                                                                              ==================   ==================




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                   Three Months Ended              Six Months Ended
                                                             ------------------------------------------------------------
                                                              February 29,   February 28,    February 29,    February 28,
                                                                  1996           1995            1996            1995
                                                              ------------   ------------    ------------    ------------

REVENUES:

    Gross revenues from real estate                          $   9,620,000  $   9,503,000   $  19,257,000   $  18,016,000
    Interest and other income                                       47,000         45,000          85,000          88,000
                                                             -------------  -------------   -------------   -------------

                                                                 9,667,000      9,548,000      19,342,000      18,104,000
                                                             -------------  -------------   -------------   -------------

EXPENSES:

    Property operating expenses                                  4,132,000      3,834,000       7,913,000       7,204,000
    Depreciation and amortization                                1,404,000      1,343,000       2,856,000       2,497,000
    General and administrative expenses                            752,000        774,000       1,423,000       1,445,000
    Mortgage and bank loan interest                              2,441,000      2,253,000       4,858,000       4,013,000
                                                             -------------  -------------   -------------   -------------

                                                                 8,729,000      8,204,000      17,050,000      15,159,000
                                                             -------------  -------------   -------------   -------------

     Income before minority interest, equity in
      income of partnerships and joint
      ventures and gain on sale of interest in
      real estate                                                  938,000      1,344,000       2,292,000       2,945,000

MINORITY INTEREST                                                  (66,000)       (68,000)       (142,000)       (129,000)
EQUITY IN INCOME OF PARTNERSHIPS
    AND JOINT VENTURES (Note 2)                                  1,464,000      1,437,000       3,031,000       3,242,000
GAIN ON SALE OF INTEREST IN
    REAL ESTATE                                                        --         119,000             --          119,000
                                                             -------------  -------------   -------------   -------------
NET INCOME                                                   $   2,336,000  $   2,832,000   $   5,181,000   $   6,177,000
                                                             =============  =============   =============   =============
NET INCOME PER SHARE                                         $       0.27   $       0.33    $       0.60    $       0.71
                                                             ============   ============    ============    ============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                        8,676,098      8,669,848       8,676,098       8,669,848
                                                             =============  =============   =============   =============






        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Six Months Ended
                                                                                  -----------------------------------------
                                                                                      February 29,       February 28,
                                                                                          1996               1995
                                                                                   -----------------  -----------------

                                                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $       5,181,000  $       6,177,000
    Adjustments to reconcile net income to
       net cash provided by operating activities-
          Minority interest in income of
              consolidated partnership                                                       142,000            129,000
          Depreciation and amortization                                                    2,856,000          2,497,000
          Gain on sale of interest in real estate                                                --            (119,000)
          Decrease in provision for losses on investments                                   (263,000)          (194,000)
          Change in assets and liabilities-
              Rents and sundry receivables                                                   (37,000)           (82,000)
              Deferred costs, prepaid real estate taxes and expenses                        (745,000)          (752,000)
              Accrued pension and retirement benefits                                        (93,000)            32,000
              Accrued expenses and other liabilities                                        (325,000)           190,000
              Tenants' deposits and deferred rents                                          (126,000)            60,000
                                                                                   -----------------  -----------------
                 Net cash provided by operating activities                                 6,590,000          7,938,000
                                                                                   -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in wholly owned real estate                                               (1,618,000)       (35,358,000)
    Investments in partnerships and joint ventures                                          (153,000)          (164,000)
    Increase in advances to partnerships and joint ventures                                 (107,000)          (475,000)
    Cash distributions from (contributions to) partnerships and joint ventures in
       excess of equity in income                                                          1,652,000            (11,000)
    Cash distributions to minority partners                                                 (109,000)           (13,000)
                                                                                   -----------------  -----------------
                 Net cash used in investing activities                                      (335,000)       (36,021,000)
                                                                                   -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal installments on mortgage notes payable                                        (572,000)          (359,000)
    Proceeds from bank loans payable                                                             --          36,177,000
    Repayment of bank loans payable                                                       (5,100,000)               --
    Increase in mortgage notes payable                                                     8,800,000                --
    Payment of deferred financing costs                                                     (704,000)               --
    Distributions paid to beneficiaries                                                   (8,156,000)        (8,150,000)
                                                                                   -----------------  -----------------
                 Net cash provided by (used in) financing activities                      (5,732,000)        27,668,000
                                                                                   -----------------  -----------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                                     523,000           (415,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,099,000          2,152,000
                                                                                   -----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $       1,622,000  $       1,737,000
                                                                                   =================  =================

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

1.  BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Registrant as of February 29, 1996 and August 31, 1995 and the consolidated results of its operations for the three and six months ended February 29, 1996 and February 28, 1995 and cash flows for the six months ended February 29, 1996 and February 28, 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following presents summarized information as to the Registrant's equity in the assets and liabilities of the partnerships and joint ventures at February 29, 1996 and August 31, 1995, and the Registrant's equity in income for the three and six months ended February 29, 1996 and February 28, 1995:

                                                                                  February 29,        August 31,
                                   ASSETS                                            1996                1995
                                   ------                                     ------------------   -----------------
                                                                                  (Unaudited)

Investments in real estate, at cost:
   Apartment buildings                                                        $      104,190,000   $      103,683,000
   Industrial property                                                                 1,250,000            1,250,000
   Shopping centers and retail stores                                                135,590,000          132,597,000
   Land                                                                                4,445,000            4,445,000
                                                                              ------------------   ------------------
           Total investments in real estate                                          245,475,000          241,975,000
   Less- Accumulated depreciation                                                     73,904,000           69,918,000
                                                                              ------------------   ------------------
                                                                                     171,571,000          172,057,000
Cash and cash equivalents                                                              6,741,000            7,303,000
Other assets                                                                           4,257,000            4,544,000
                                                                              ------------------   ------------------
           Total assets                                                              182,569,000          183,904,000
                                                                              ------------------   ------------------
                           LIABILITIES AND EQUITY

Mortgage notes payable                                                               137,411,000          136,004,000
Bank loans payable                                                                     8,322,000            8,277,000
Due to the Trust                                                                       2,514,000            2,414,000
Other liabilities                                                                      4,703,000            4,571,000
                                                                              ------------------   ------------------
           Total liabilities                                                         152,950,000          151,266,000
                                                                              ------------------   ------------------
Net equity                                                                            29,619,000           32,638,000
Partners' share                                                                      (13,523,000)         (15,199,000)
                                                                              ------------------   ------------------
Investments in partnerships and joint ventures                                $       16,096,000   $       17,439,000
                                                                              ==================   ==================

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                        Three Months Ended                  Six Months Ended
                                               -----------------------------------------------------------------------
                                                February 29,        February 28,     February 29,       February 28,
                                                   1996                 1995            1996                1995
                                                ---------------   ---------------  ---------------   ---------------
                                                           (Unaudited)                        (Unaudited)

Gross revenues from real estate                 $    13,768,000   $    13,002,000  $    26,834,000   $    26,067,000
                                                ---------------   ---------------  ---------------   ---------------
Expenses:
    Property operating expenses                       6,038,000         5,373,000       11,031,000        10,252,000
    Mortgage and bank loan interest expense           3,007,000         3,087,000        6,194,000         6,092,000
    Depreciation and amortization                     1,760,000         1,636,000        3,464,000         3,196,000
                                                ---------------   ---------------  ---------------   ---------------
                                                     10,805,000        10,096,000       20,689,000        19,540,000
                                                ---------------   ---------------  ---------------   ---------------
                                                      2,963,000         2,906,000        6,145,000         6,527,000
Partners' share                                      (1,499,000)       (1,469,000)      (3,114,000)       (3,285,000)
                                                ---------------   ---------------  ---------------   ---------------
Equity in income of partnerships and joint
    ventures                                    $     1,464,000   $     1,437,000  $     3,031,000   $     3,242,000
                                                ===============   ===============  ===============   ===============

One partnership in which the Registrant is a general partner, and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities are included in the consolidated financial statements at 100%. The minority partner's interest is 35%.

3.  DISTRIBUTIONS:

The per share amount declared at the date of this report and the per share amount declared in the comparable period in fiscal 1995 for distribution are as follows:

                                                                      Amount
                                                                        Per
       Date Declared         Record Date         Payment Date          Share
       -------------         -----------         ------------          -----
      April 10, 1996       April 30, 1996         May 15, 1996         $ .47
      March 22, 1995       April 28, 1995         May 16, 1995         $ .47

4. CASH FLOW INFORMATION:

Cash paid for interest was $2,165,000 and $2,145,000 for the three months ended February 29, 1996 and February 28, 1995, and $4,620,000 and $3,774,000 for the
six months ended February 29, 1996 and February 28, 1995, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the six months ended February 29, 1996, the Registrant advanced funds totaling $30,000 which were recorded against the previously established reserves.

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

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In February 1996, a partnership in which the Registrant has a 40% interest completed the refinancing of its 312-unit apartment community in Altamonte Springs, Florida, with the placement of a $5,700,000 10-year mortgage maturing in February 2006. The interest rate is 7.5% and amortization is based on a 25-year schedule. The excess proceeds of the refinancing of $777,000 were distributed to the partners with 60% distributed to the Registrant.

In December 1995, a partnership in which the Registrant has a 50% interest reset the interest rate on the $16,150,000 mortgage secured by its 264 unit apartment community in Coral Springs, Florida. The interest rate for the remaining five years of the mortgage term was reset to 8.235% from 9.875%. The revised annual debt service is $1,526,000, including amortization based on a 25-year schedule, compared with $1,594,000 on an interest-only basis.

Funds from operations (FFO) decreased by $530,000 for the six months ended February 29, 1996, as compared to the same period in 1995. The decrease in FFO resulted from lower net income in 1996 as compared to the 1995 period as discussed below, partially offset by increased depreciation expense on real estate assets. Funds from operations do not represent cash generated from operations as defined by generally accepted accounting principles ("GAAP") and is not necessarily indicative of cash available to fund cash needs.


                                                                                   Six Months Ended
                                                                        --------------------------------------
                                                                           February 29,         February 28,
                    Funds from Operations(1)                                   1996                 1995
- --------------------------------------------------------------          ------------------  ------------------
Net income                                                              $        5,181,000  $        6,177,000
Less-  Gain on sale of real estate                                                     --             (119,000)
                                                                        ------------------  ------------------
                                                                                 5,181,000           6,058,000
Plus:
   Depreciation and amortization-
     Wholly owned and consolidated partnerships (2)                              2,728,000           2,379,000
     Unconsolidated partnerships and joint ventures                              1,711,000           1,583,000
Less:
   Depreciation of non-real estate assets                                         (100,000)            (81,000)
   Amortization of deferred financing costs                                       (166,000)            (55,000)
                                                                        ------------------  ------------------
Funds from operations                                                   $        9,354,000  $        9,884,000
                                                                        ==================  ==================


(1) Effective fiscal year 1996, the Trust has implemented a revised definition of funds from operations (FFO) based on recommendations recently adopted by the National Association of Real Estate Investment Trusts, and has restated FFO for 1995 (with a downward adjustment for depreciation of non-real estate assets and amortization of deferred financing costs) to conform with the revised definition. FFO is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and similar adjustments for unconsolidated joint ventures and less non real estate depreciation and amortization of financing costs. FFO is not necessarily indicative of cash available to fund cash needs.

(2)  Net of minority interest of $128,000 in 1996 and $118,000 in 1995.

Net cash provided by operating activities decreased to $6,590,000 for the six months ended February 29, 1996 as compared to $7,938,000 for the same period last year. Operating cash flow was lower as a result of decreased net income as discussed below and the timing of certain operating expense disbursements, partially offset by increased depreciation and amortization expense from the Boca Palms acquisition.

Net cash used in investing activities was $335,000 in the six months ended February 29, 1996 as compared to $36,021,000 in the same period last year. For the six months ended February 28, 1995, the Registrant invested $34,000,000 for the acquisition of Boca Palms Apartments.

Net cash used in financing activities was $5,732,000 for the six months ended February 29, 1996 as compared to net cash provided by financing activities of $27,668,000 in the same period last year. Financing activities in 1996 include a mortgage note payable on Shenandoah Village Apartments of $8,800,000, a reduction in bank loans payable of $5,100,000 and $8,156,000 of distributions paid to beneficiaries. Financing activities in 1995 include bank borrowings used to finance the Boca Palms acquisition and $8,150,000 of distributions paid to beneficiaries.

Results of Operations

Three-Month Period Ended February 29, 1996 and February 28, 1995

Gross revenues from real estate increased by $117,000 to $9,620,000 for the three month period ended February 29, 1996 as compared to the same period in the prior year.

Operating expenses increased by $298,000 to $4,132,000. The increase is due primarily to $150,000 of additional operating expenses as a result of the harsh winter weather in the mid-Atlantic region this year.

Mortgage and bank interest increased by $188,000 to $2,441,000 as a result of increased bank borrowings in 1996 as compared to the same quarter last year.

Equity in income of partnerships and joint ventures decreased by $27,000 to $1,464,000, primarily as a result of $100,000 of additional expenses resulting from the harsh winter weather discussed earlier.

Operating results for the quarter ended February 28, 1995 included a $119,000 gain from the sale of an interest in real estate.

Net income for the quarter ended February 29, 1996 decreased to $2,336,000 from $2,832,000 as reported in the comparable period in the prior year.

Six-Month Periods Ended February 29, 1996 and February 28, 1995

Gross revenues from real estate increased by $1,241,000 to $19,257,000 for the six month period ended February 29, 1996 as compared to the same period in the prior year. The increase is due primarily to an increase in revenues of $941,000 from the Boca Palms Apartments, which were acquired in November 1994. Revenues from properties owned during both periods increased $300,000.

Operating expenses increased by $709,000 to $7,913,000. The increase is due primarily to $451,000 of increased expenses from the Boca Palms Apartments and approximately $150,000 of additional operating expenses as a result of the harsh winter weather in the mid-Atlantic region this year.

Depreciation and amortization increased by $359,000 to $2,856,000 as a result of the Boca Palms acquisition and ongoing capital expenditures.

Interest expense increased by $845,000 to $4,858,000 as a result of increased borrowings to finance the Boca Palms acquisition and for general corporate purposes.

For the six months ended February 29, 1996 and February 28, 1995, $263,000 and $194,000, respectively, of carrying costs for land held for sale were charged against the allowance for investment losses. Management believes that the allowance is adequate at this time.

Equity in income of partnerships and joint ventures decreased by $211,000 to $3,031,000, primarily as a result of a nonrecurring lease termination fee received from a shopping center tenant in the first quarter of fiscal year 1995. The Trust's share of partnership and joint venture income in 1996 was also reduced by approximately $100,000 as compared to the prior year due to higher operating expenses resulting from the harsh winter weather discussed earlier.

Operating results for the six month period ended February 28, 1995 included a $119,000 gain from the sale of an interest in real estate.

Net income for the six month period ended February 29, 1996 decreased to $5,181,000 from $6,177,000 for the comparable period in 1995.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The 1995 Annual Meeting of Holders of Certificates of Beneficial Interest of the Registrant was held on December 14, 1995.

At such meeting, Messrs. Sylvan M. Cohen, Lee H. Javitch and Jonathan B. Weller were reelected to the Board of Trustees of the Registrant for terms expiring at the 1998 Annual Meeting. In such election, 7,064,538 votes were cast for Mr. Cohen, 7,064,741 votes were cast for Mr. Javitch and 7,039,275 votes were cast for Mr. Weller. Under the Trust Agreement for the Registrant, votes cannot be cast against a candidate. Proxies filed at the 1995 Annual Meeting by the holders of 97,771 shares withheld authority to vote for Mr. Cohen, those filed by the holders of 97,568 shares withheld authority to vote for Mr. Javitch and those filed by the holders of 123,034 shares withheld authority to vote for Mr. Weller. No "broker non-votes" were received at the 1995 Annual Meeting.

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits - (27.)--Financial Data Schedule (included in electronic filing format)

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

                                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                  Registrant


                                   By       /s/      Jonathan B. Weller
                                           ------------------------------------
                                                     Jonathan B. Weller,
                                           President and Chief Operating Officer

                                   By       /s/      Dante J. Massimini
                                           ------------------------------------
                                                     Dante J. Massimini,
                                            Senior Vice-President and Treasurer



Date:  April 12, 1996