Form 10-Q
period 1996-05-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1996-07-12
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



/X/ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act Of 1934

For the quarterly period ended May 31, 1996

/ / Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934

For the transition period from ____________________ to _____________________

Commission File Number 1-6300

                    Pennsylvania Real Estate Investment Trust
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                           23-6216339
- -----------------------------------------------------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA             19034
- -----------------------------------------------------------------------------
      (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code (215) 542-9250

                                       N/A
- -----------------------------------------------------------------------------
        (Former name, former address, and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. Yes /X/   No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by tills report (applicable only to corporate issuers).

      Shares of beneficial interest outstanding at May 31, 1996: 8,676,098
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

This report includes a total of 12 pages.

- -----------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                    Page
                                                                   ------
 Part I. Financial Information

 Financial Statements (Unaudited):

   Consolidated Balance Sheets--May 31, 1996
      and August 31, 1995 (Audited)                                   1-2

   Consolidated Statements of Income--Three and Nine Months
      Ended May 31, 1996 and 1995                                     3

   Consolidated Statements of Cash Flows--Nine Months Ended
      May 31, 1996 and 1995                                           4

   Notes to Unaudited Consolidated Financial Statements               5-7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             8-10


 Part 11.  Other Information

   Item 6 (Items I through 5 -- not applicable)                       11

   Signatures                                                         12

Part 1. Financial Information

Item 1. Financial Statements


                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                              CONSOLIDATED BALANCE SHEETS

                                    (Note 1)

                                     ASSETS


                                                                          May 31,         August 31,
                                                                           1996              1995
                                                                      --------------    -------------
                                                                        (Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
   Apartment buildings                                             $   157,352,000    $  154,907,000
   Industrial properties                                                 5,078,000         5,078,000
   Shopping centers and retail stores (Note 2)                          37,272,000        32,354,000
                                                                   ---------------    --------------
           Total investments in real estate                            199,702,000       192,339,000
   Less- Accumulated depreciation                                       44,660,000        38,828,000
                                                                   ---------------    --------------
                                                                       155,042,000       153,511,000
LAND HELD FOR SALE                                                            --           3,590,000
INVESTMENTS IN PARTNERSHIPS AND
   JOINT VENTURES, at equity (Note 2)                                   13,875,000        17,439,000
ADVANCES TO PARTNERSHIPS AND
   JOINT VENTURES (Note 2)                                               2,688,000         2,414,000
NOTES RECEIVABLE                                                         1,649,000         1,649,000
                                                                   ---------------    --------------
                                                                       173,254,000       178,603,000
LESS- Allowance for possible losses                                      2,081,000         2,775,000
                                                                   ---------------    --------------
                                                                       171,173,000       175,828,000
OTHER ASSETS:
   Cash and cash equivalents                                               900,000         1,098,000
   Rents and sundry receivables                                            524,000           346,000
   Deferred costs, prepaid real estate taxes and expenses, net           4,893,000         4,064,000
                                                                   ---------------    --------------
                                                                   $   177,490,000   $   181,336,000
                                                                   ===============   ===============



        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    (Note 1)

                      LIABILITIES AND BENEFICIARIES' EOUITY


                                                                         May 31,          August 31,
                                                                          1996               1995
                                                                   ---------------     ----------------
                                                                      (Unaudited)
LIABILITIES:
   Mortgage notes payable                                             $ 85,081,000      $ 78,198,000
   Bank loans payable                                                   37,764,000        44,320,000
   Tenants' deposits and deferred rents                                  1,240,000         1,352,000
   Accrued pension and retirement benefits                               1,149,000         1,213,000
   Accrued expenses and other liabilities                                3,978,000         3,954,000
                                                                    --------------    --------------
                                                                       129,212,000       129,037,000
                                                                    --------------    --------------
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP
   (Note 2)                                                                523,000           528,000
                                                                    --------------    --------------
COMMITMENTS AND CONTINGENCIES (Note 5)
BENEFICIARIES' EQUITY (Note 3):
   Shares of beneficial interest, $1 par; authorized,
     unlimited; issued and outstanding 8,676,098
     shares at May 31, 1996 and August 31, 1995                          8,676,000         8,676,000
   Capital contributed in excess of par                                 53,133,000        53,133,000
   Distributions in excess of net income                               (14,054,000)      (10,038,000)
                                                                    --------------    --------------
                                                                        47,755,000        51,771,000
                                                                    --------------    --------------
                                                                      $177,490,000      $181,336,000
                                                                    ==============    ==============



        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                    (Note 1)

                                   (Unaudited)


                                                                      Three Months Ended              Nine Months Ended
                                                                             May 31,                       May 31,
                                                                 ----------------------------   --------------------------
                                                                      1996           1995           1996           1995
                                                                 -------------   ------------   ------------   -----------
REVENUES:
   Gross revenues from real estate                                 $ 9,926,000    $ 9,452,000   $ 29,183,000    $ 27,468,000
   Interest and other income                                            42,000         43,000        127,000         131,000
                                                                   -----------    -----------    -----------     -----------
                                                                     9,968,000      9,495,000     29,310,000      27,599,000
                                                                   -----------    -----------    -----------     -----------
EXPENSES:
   Property operating expenses                                       3,979,000      3,740,000     11,891,000      10,943,000
   Depreciation and amortization                                     1,529,000      1,408,000      4,386,000       3,905,000
   General and administrative expenses                                 860,000        817,000      2,283,000       2,263,000
   Mortgage and bank loan interest                                   2,483,000      2,430,000      7,340,000       6,444,000
                                                                   -----------    -----------    -----------     -----------
                                                                     8,851,000      8,395,000     25,900,000      23,555,000
                                                                   -----------    -----------    -----------     -----------
          Income before minority interest, equity in
             income of partnerships and joint ventures
             and gains on sales of interests in real estate          1,117,000      1,100,000      3,410,000       4,044,000

MINORITY INTEREST                                                      (38,000)       (76,000)      (180,000)       (205,000)

EQUITY IN INCOME OF PARTNERSHIPS
   AND JOINT VENTURES (Note 2)                                       1,546,000      1,545,000      4,576,000       4,788,000

GAINS ON SALES OF INTERESTS IN
   REAL ESTATE                                                         411,000          --           411,000         119,000
                                                                   -----------    -----------    -----------     -----------
NET INCOME                                                         $ 3,036,000    $ 2,569,000    $ 8,217,000     $ 8,746,000
                                                                   -----------    -----------    -----------     -----------
NET INCOME PER SHARE                                               $       .35    $       .30    $       .95     $      1.01
                                                                   -----------    -----------    -----------     -----------
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                                           $ 8,676,098    $ 8,669,848    $ 8,676,098     $ 8,669,848
                                                                   ===========    ===========    ===========      ==========





        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Notes 1 and 4)

                                                                                     Nine Months Ended
                                                                                          May 31,
                                                                            --------------------------------
                                                                                1996               1995
                                                                            ------------        ------------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 8,217,000       $  8,746,000
   Adjustments to reconcile net income to
      net cash provided by operating activities-
         Minority interest in income of consolidated partnership                  180,000            205,000
         Depreciation and amortization                                          4,386,000          3,905,000
         Gain on sale of interest in real estate                                 (411,000)          (119,000)
         Decrease in allowance  for  possible  losses                            (694,000)          (331,000)
         Change in assets and liabilities-
           Rents and sundry receivables                                          (108,000)           129,000
           Deferred costs, prepaid real estate taxes and expenses                 183,000           (956,000)
           Accrued pension and retirement benefits                                (64,000)           138,000
           Accrued  expenses  and  other  liabilities                              22,000            611,000
           Tenants' deposits and deferred rents                                  (112,000)            81,000
                                                                              -----------       ------------
              Net cash provided by operating activities                        11,599,000         12,409,000
                                                                              -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly owned real estate                                     (2,720,000)       (37,025,000)
   Investments in partnerships and joint ventures                                (514,000)          (954,000)
   Sale of real estate investment net of costs                                  4,000,000             --
   Increase in advances to partnerships and joint ventures                       (274,000)          (686,000)
   Cash distributions from partnerships and joint ventures in
     excess of equity in income                                                 1,212,000             96,000
   Cash distributions to minority partners                                       (185,000)           (19,000)
                                                                              -----------       ------------
              Net cash provided by (used in) investing activities               1,519,000        (38,588,000)
                                                                              -----------       ------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                              (874,000)          (570,000)
   Increase in bank loans payable                                                   --            38,279,000
   Repayment of bank loans payable                                             (6,557,000)       (35,000,000)
   Increase in mortgage notes payable                                           8,800,000         35,000,000
   Repayment of mortgage notes payable                                         (1,749,000)            --
   Payment of deferred financing costs                                           (704,000)            --
   Distributions paid to beneficiaries                                        (12,233,000)       (12,224,000)
                                                                              -----------       ------------
              Net cash provided by (used in) financing activities             (13,317,000)        25,485,000
                                                                              -----------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (199,000)          (694,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,099,000          2,152,000
                                                                              -----------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   900,000       $  1,458,000
                                                                              ===========       ============


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     NINE MONTHS ENDED MAY 31, 1996 AND 1995

1. BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Registrant as of May 31, 1996 and August 31, 1995 and the consolidated results of its operations for the three and nine months ended May 31, 1996 and 1995 and cash flows for the nine months ended May 31, 1996 and 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following presents summarized information as to the Registrant's equity in the assets and liabilities of the partnerships and joint ventures at May 31, 1996 and August 31, 1995, and the Registrant's equity in income for the three and nine months ended May 31, 1996 and 1995:



                                                                May 31,            August 31,
                       ASSETS                                    1996                 1995
                       ------                                 ----------          ----------
                                                             (Unaudited)
Investments in real estate, at cost:
  Apartment buildings                                       $  104,931,000     $  103,683,000
  Industrial property                                            1,264,000          1,250,000
  Shopping centers and retail stores                           127,379,000        132,597,000
  Land                                                           4,445,000          4,445,000
                                                             -------------      -------------
          Total investments in real estate                     238,019,000        241,975,000
  Less- Accumulated depreciation                                72,389,000         69,918,000
                                                             -------------      -------------
                                                               165,630,000        172,057,000
Cash and cash equivalents                                        6,238,000          7,303,000
Other assets                                                     5,093,000          4,544,000
                                                             -------------      -------------
          Total assets                                         176,961,000        183,904,000
                                                             -------------      -------------

            LIABILITIES AND EQUITY
Mortgage notes payable                                         134,632,000        136,004,000
Bank loans payable                                               8,334,000          8,277,000
Due to the Trust                                                 2,683,000          2,414,000
Other liabilities                                                4,164,000          4,571,000
                                                             -------------      -------------
          Total liabilities                                    149,813,000        151,266,000
                                                             -------------      -------------
Net equity                                                      27,148,000         32,638,000
Partners' share                                                (13,273,000)       (15,199,000)
                                                             -------------      -------------
Investments in partnerships and joint ventures               $  13,875,000     $   17,439,000
                                                             =============     ==============

               EOUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                 Three Months Ended            Nine Months Ended
                                                       May 31,                      May 31,
                                           ------------------------------------ --------------------------
                                               1996            1995            1996             1995
                                           -----------    -------------    ------------     -------------
                                                  (Unaudited)                     (Unaudited)

Gross revenues from real estate           $  13,203,000   $  13,064,000    $   40,125,000   $   39,131,000
Expenses:                                 -------------   -------------    --------------   --------------
  Property operating expenses                 5,503,000       5,083,000        16,536,000       15,340,000
  Mortgage and bank loan interest
     expense                                  2,879,000       3,189,000         9,111,000        9,282,000
  Depreciation and amortization               1,690,000       1,653,000         5,178,000        4,849,000
                                          -------------   -------------    --------------   --------------
                                             10,072,000       9,925,000        30,825,000       29,471,000
                                          -------------   -------------    --------------   --------------
                                              3,131,000       3,139,000         9,300,000        9,660,000
Partners' share                              (1,585,000)     (1,594,000)       (4,724,000)      (4,872,000)
                                          -------------   -------------    --------------   --------------
Equity in income of partnerships
  and joint ventures                      $   1,545,000   $   1,545,000    $   4,576,000    $    4,788,000
                                          =============   =============    =============    ==============

One partnership in which the Registrant is a 65% general partner, and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities are included in the consolidated financial statements at 100%. The minnority partner's interest is 35%.

During the third quarter of fiscal 1996, the Registrant acquired a partner's 25% interest in a partnership for $122,000. The Registrant's investment in partnerships and joint ventures related to this investment was approximately $3,023,000. The Registrant eliminated this amount from its investment account and utilized the partial purchase method to record the purchase of the previously noncontrolled portion at the partnership's cost with the balance recorded at the historical carrying amounts of the property at the date of the transaction. As a result of this transaction, the Registrant has reflected assets of approximately $4,919,000 and liabilities of approximately $1,774,000 in its consolidated balance sheet. Subsequently, the Registrant paid off the mortgage on the property in the amount of $1,749,000.

3. DISTRIBUTIONS:

The Trust anticipates declaring a distribution on July 16, 1996, at its regularly scheduled Trustees meeting. The per share amount declared in the comparable period in fiscal 1995 for distribution was as follows:

                                                                      Amount
                                                                        Per
 Date Declared            Record Date           Payment Date           Share
- --------------            -----------           ------------           -----
 June 16, 1995           July 31, 1995         August 15, 1995         $.47

4. CASH FLOW INFORMATION:

Cash paid for interest was $2,439,000 and $1,884,000 for the three months ended May 31, 1996 and 1995, and $7,060,000 and $5,658,000 for the nine months ended May 31, 1996 and 1995, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the nine months ended May 31, 1996, the Registrant advanced funds totaling $40,000 which were recorded against the previously established reserves.

The Registrant has been named as a defendant in a suit brought by persons and their affiliates who are partners of the Registrant in three partnerships. The Registrant is vigorously defending the suit and has denied the plaintiffs' allegations. The Registrant also believes that it has viable claims against certain of the same partners (or their affiliates) which it is asserting. As the pleadings are not yet closed and discovery is ongoing, it is not possible to judge the ultimate outcome of these suits at this time. However, Management does not believe that resolution of these matters will have a material adverse effect on the Registrant's financial condition or results of operations.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In March 1996, a wholly owned subsidiary of the Registrant acquired the Registrant's partner's 25% interest in Forestville Plaza, Forestville, Maryland. The Registrant now owns 100% of this property (see Note 2 on Page 6 of this report).

In May 1996, the Registrant sold 25 acres of land in Bucks County, Pennsylvania for $4,100,000 and realized a gain of $411,000. Net proceeds from the sale of the property consisting of $3,912,000 were used to reduce Registrant's bank debt.

Subsequent to the end of the third quarter, Registrant sold a property consisting of 101 apartment units in Midland, Texas for $1,246,000 and realized a gain of approximately $450,000. Proceeds from the sale were used to reduce Registrant's bank debt.

Funds from operations (FFO) increased by $110,000 for the three months ended May 31, 1996, as compared to the same period in 1995 as discussed below in results of operations.

FFO decreased by $419,000 for the nine months ended May 31, 1996, as compared to the same period in 1995. The decrease in FFO resulted from lower net income in 1996 as compared to the 1995 period as discussed below, with the effect thereof partially offset by increased depreciation expense on real estate assets. Funds from operations do not represent cash generated from operations as defined by generally accepted accounting principles ("GAAP") and is not necessarily indicative of cash available to fund cash needs.


                                                     Three Months Ended                                 Nine Months Ended
                                                 ----------------------------              ---------------------------------------
                                                  May 31,               May 31,                May 31,                 May 31,
              Funds from Operations(1)             1996                   1995                   1996                    1995
              ------------------------           ---------           ----------            -------------           --------------
Net income                                       $3,036,000          $2,569,000            $  8,217,000            $  8,746,000
Less- Gains on sales of real estate                (411,000)               --                  (411,000)               (119,000)
                                                 ----------          ----------             ------------            ------------
                                                  2,625,000           2,569,000               7,806,000               8,627,000
Plus:
   Depreciation and amortization-
     Wholly owned and consolidated partnerships   1,464,000           1,347,000               4,193,000(2)            3,727,000(2)
     Unconsolidated partnerships and joint
      ventures                                      809,000             816,000               2,520,000               2,398,000
Less:
   Depreciation of non-real estate assets           (50,000)            (47,000)               (150,000)               (128,000)
   Amortization of deferred financing costs         (80,000)            (27,000)               (246,000)                (82,000)
                                                 ----------           ---------            ------------            ------------
Funds from operations                            $4,768,000           $4,658,000           $ 14,123,000            $ 14,542,000
                                                 ----------           ----------           ------------            ------------

(1) Effective fiscal year 1996, the Trust has implemented a revised definition of funds from operations (FFO) based on recommendations adopted by the National Association of Real Estate Investment Trusts, and has restated FFO for 1995 (with a downward adjustment for depreciation of non-real estate assets and amortization of deferred financing costs) to conform with the revised definition. FFO is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and similar adjustments for unconsolidated joint ventures and less non real estate depreciation and amortization of financing costs. FFO is not necessarily indicative of cash available to fund cash needs.

(2) Net of minority interest of $192,000 in 1996 and $179,000 in 1995.

Net cash provided by operating activities decreased to $11,599,000 for the nine months ended May 31, 1996 as compared to $12,409,000 for the same period last year. Operating cash flow was lower as a result of decreased net income the components of which are discussed below and other net uses of cash partially offset by increased depreciation and amortization expense from the Boca Palms acquisition.

Net cash provided by investing activities was $1,519,000 for the nine months ended May 31, 1996 as compared to $38,588,000 used in the same period last year. For the nine months ended May 31, 1996, the Registrant sold land and received net cash proceeds of $4,000,000. For the nine months ended May 31, 1995, the Registrant invested $34,000,000 for the acquisition of and subsequent improvement to Boca Palms Apartments.

Net cash used in financing activities was $13,317,000 for the nine months ended May 31, 1996 as compared to net cash provided by financing activities of $25,485,000 in the same period last year. Financing activities in 1996 include a mortgage note payable on Shenandoah Village Apartments of $8,800,000, a reduction in bank loans payable of $6,557,000 and distributions paid to beneficiaries of $12,233,000. Financing activities in 1995 include bank borrowings used to finance the Boca Palms acquisition and $12,224,000 of distributions paid to beneficiaries.

Results of Operations

Three-Month Periods Ended May 31, 1996 and 1995

Gross revenues from real estate increased by $474,000 to $9,926,000 for the three month period ended May 31, 1996 as compared to the same period in the prior year. The 1996 period included $210,000 of revenues attributable to Forestville Plaza which the Registrant acquired in this quarter and an increase in revenues from properties owned during both periods of $264,000.

Operating expenses increased by $239,000 to $3,979,000. The 1996 period included $77,000 of expenses attributable to Forestville Plaza which the Registrant acquired in this quarter and an increase in operating expenses from properties owned during both periods of $162,000.

Depreciation and amortization increased by $121,000 to $1,529,000 primarily as a result of the Forestville transaction.

Operating results for the quarter ended May 31, 1996 included a $411,000 gain from the sale of land.

Primarily as a result of the aforementioned gain, net income for the quarter ended May 31, 1996 increased to $3,036,000 from $2,569,000 as reported in the comparable period in the prior year.

Nine-Month Periods Ended May 31, 1996 and 1995

Gross revenues from real estate increased by $1,715,000 to $29,183,000 for the nine month period ended May 31, 1996 as compared to the same period in the prior year. The increase is due primarily to an increase in revenues of $1,090,000 from the Boca Palms Apartments, which were acquired in November 1994 and $210,000 from Forestville Plaza. Exclusive of Boca Palms Apartments and Forestville Plaza, revenues from properties owned during both periods increased $550,000.

Operating expenses increased by $948,000 to $11,891,000. The increase is due primarily to $435,000 of increased expenses from the Boca Palms Apartments, approximately $190,0000 of additional operating expenses as a result of the harsh winter weather in the mid-Atlantic region during the second quarter of this fiscal year and $77,000 from Forestville Plaza.

Depreciation and amortization increased by $481,000 to $4,386,000 as a result of the Boca Palms acquisition and ongoing capital expenditures and the acquisition of Forestville Plaza.

Interest expense increased by $896,000 to $7,340,000 as a result of increased borrowings to finance the Boca Palms acquisition and for general corporate purposes.

For the nine months ended May 31, 1996 and 1995, $313,000 and $331,000, respectively, of carrying costs for land held for sale were charged against the allowance for investment losses. In addition, during the three months ended May 31, 1996, the Registrant charged against the allowance for investment losses $381,000 of development expenses incurred at Crest Plaza, Allentown, Pennsylvania, for a potential expansion of the shopping center, including a Caldor store. The lease with Caldor was canceled and the cost was written off following the bankruptcy declaration by Caldor. Management believes that the allowance is adequate at this time.

Equity in income of partnerships and joint ventures decreased by $212,000 to $4,576,000, primarily as a result of a nonrecurring lease termination fee received from a shopping center tenant in the first quarter of fiscal year 1995. The Trust's share of partnership and joint venture income in 1996 was also reduced by approximately $100,000 as compared to the prior year due to higher operating expenses resulting from the harsh winter weather discussed earlier.

Operating results for the nine-month period ended May 31, 1996 included a $411,000 gain from the sale of land. Operating results for the nine month period ended May 31, 1995 included a $119,000 gain from the sale of an interest in real estate.

Part II. Other Information

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







                             PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                            Registrant





                               By     /s/  Jonathan B. Weller
                                  -----------------------------------------
                                            Jonathan B. Weller,
                                    President and Chief Operating Officer



                               By     /s/  Dante J. Massimini
                                   -----------------------------------------
                                               Dante J. Massimini,
                                      Senior Vice-President and Treasurer





Date: July 12, 1996