Form 10-K
period 1996-08-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1996-11-29
CIK 77281

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the Fiscal Year Ended August 31, 1996

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from __________ to _________

                          Commission File No. 1-6300

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
            (Exact name of Registrant as specified in its charter)

         Pennsylvania                                    23-6216339
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)

   455 Pennsylvania Avenue, Suite 135

      Ft. Washington, Pennsylvania                                    19034
(address of principal executive office)                            (Zip Code)

Trust's telephone number, including area code:  (215) 542-9250

Securities Registered Pursuant to Section 12(b) of the Act:

            Title of Each Class       Name of each exchange on which registered

            -------------------       -----------------------------------------
Share of Beneficial Interest, par value         American Stock Exchange
             $1.00 per share

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Trust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value, as of November 20, 1996, of the voting stock held by non-affiliates of the Registrant is $168,499,000. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

At November 15, 1996, 8,678,098 Shares of Beneficial Interest of the Trust were outstanding.

                      Documents Incorporated by Reference

Portions of the Trust's 1996 Annual Report to Shareholders are incorporated by reference into Part II of this report. Portions of the Trust's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                             --------------------

                          ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED AUGUST 31, 1996

                              -------------------

                               TABLE OF CONTENTS

                                    PART I

Item 1.  Business .......................................................   1

Item 2.  Properties......................................................  11

Item 3.  Legal Proceedings...............................................  12

Item 4.  Submission of Matters to a Vote of Security Holders.............  12

Item 4A.  Executive Officers of the Trust................................  13

PART II

Item 5.  Market for the Trust's Common Equity and Related Stockholder
               Matters...................................................  14

Item 6.  Selected Financial Data.........................................  14

Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................  14

Item 8.  Financial Statements and Supplementary Data.....................  14

Item 9.  Disagreements on Accounting and Financial Disclosure............  14

PART III       ..........................................................  14

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  15

Item 1.  Business

General

     Pennsylvania Real Estate Investment Trust (the "Trust") is a self-administered equity real estate investment trust engaged, directly and through subsidiaries, partnerships and joint ventures, in the business of acquiring, managing and holding for current yield and long term appreciation real estate and interests in real estate. The Trust has invested substantially all of its assets in rental producing real estate, with an emphasis on shopping centers and apartment complexes.

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

     The Trust's principal real estate assets at August 31, 1996 included 19 apartment communities with 7,236 units and 18 shopping centers totaling 4.8 million square feet, located primarily in the mid- Atlantic region from Pennsylvania to Virginia, and in parts of Florida. Of these properties, 15 are wholly-owned by the Trust and its subsidiaries (one property is treated by the Trust as effectively wholly- owned because a wholly-owned subsidiary of the Trust holds a 65% interest in the partnership that owns the property and this interest, under the partnership agreement, gives the Trust control). Another 22 properties are owned by the Trust and its subsidiaries through partnerships and joint ventures with equity interests ranging from 25 percent to 87.5 percent. The Trust also owns, directly and through subsidiaries, partnerships and joint ventures, interests in six industrial properties and three parcels of unimproved land.

     Twenty-six properties in which the Trust has a partial interest (excluding the property held by the partnership that is consolidated in the Trust's financial statements as described below) are owned by partnerships in which the Trust or one of its wholly-owned subsidiaries is a general partner. Under the terms of the partnership or joint venture agreements (hereinafter, collectively, "partnership agreements"), major decisions, such as a sale, refinancing or expansion or rehabilitation of the property held by the partnership or joint venture (hereinafter, collectively, "partnerships"), and all leasing decisions, require the consent of all partners and co-venturers (hereinafter, collectively, "partners"). There are restrictions on the ability of any partner to borrow against or dispose of its interest in the partnership. Because of the requirement for unanimity, the taking of any action or the making of any decision respecting a partnership could be significantly delayed.

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

     The Trust intends generally to seek to acquire 100% equity interests in newly-acquired properties and to rely less on joint ventures and partnership structures in the future. During the 1995 fiscal year, the Trust enlarged its management staff for apartment properties and acquired management information systems in view of this strategy. The Trust is presently considering the personnel and technology support required to create a similar in-house shopping center management team.

     If the current managers of apartment properties that are not currently managed by the Trust were unable or unwilling to perform their obligations or responsibilities, the Trust would manage those properties with its own staff. However, if the current managers of shopping center properties that are not currently managed by the Trust were unable or unwilling to perform their obligations, the Trust's present staff is not of sufficient size to carry out those functions and the Trust would contract management services with others.

     In October 1995, the Trust completed a financing of its 220-unit Shenandoah Village Apartment community in West Palm Beach, Florida, with the placement of $8.8 million in tax-exempt bonds issued by the Housing Finance Authority of Palm Beach County, Florida. The bonds, which are insured by Financial Security Assurance, Inc., carry an average annual interest rate of 5.90%, are amortized over 30 years, and constitute long-term indebtedness of the Trust. The Trust applied the net proceeds of the financing to reduce the outstanding indebtedness under its $75 million revolving credit facility.

     In December 1995, a partnership in which the Trust has a 40% interest refinanced a mortgage of $28,000,000 for a term of 8 years secured by Laurel Mall, Hazleton, Pennsylvania. The interest rate was reduced from 8% to 7.63%. The mortgage loan, which had previously been interest only, now requires annual principal payments of $885,000.

     In December 1995, a partnership in which the Trust has a 50% interest reset the interest rate on the $16,150,000 mortgage secured by its 264 unit apartment community in Coral Springs, Florida. The interest rate for the remaining five years of the mortgage term was reset to 8.235% from 9.875%. The revised annual debt service is $1,526,000, including amortization based on a 25-year schedule, compared with $1,594,000 on an interest-only basis.

     In February 1996, a partnership in which the Trust has a 40% interest completed the refinancing of its 312-unit apartment community in Altamonte Springs, Florida, with the placement of a $5,700,000 10-year mortgage maturing in February 2006. The interest rate is 7.5% and amortization is based on a 25-year schedule. The excess proceeds of the refinancing of $777,000 were distributed to the partners with 60% distributed to the Trust.

     In March 1996, a wholly owned subsidiary of the Trust acquired the Trust's partner's 25% interest in Forestville Plaza, Forestville, Maryland, for $122,000. The Trust now owns 100% of this property. Subsequently, the Trust paid off the mortgage on the property in the amount of $1,749,000.

     In May 1996, the Trust sold 25 acres of land in Bucks County, Pennsylvania, for $4,100,000 and realized a gain of $411,000. Proceeds from the sale were used to reduce the Trust's bank debt.

     In June 1996, the Trust sold a property consisting of 101 apartment units in Midland, Texas, for $1,246,000 and realized a gain of $454,000. Proceeds from the sale were used to reduce the Trust's bank debt.

     In August 1996, the modification to the Trust's $75,000,000 bank facility was completed. The facility provides for a $20,000,000 revolving line of credit and $55,000,000 of term debt. As of November 1996, $34,000,000 is in use leaving $41,000,000 available. Of that amount, $13,000,000 is available under the revolving line of credit and $28,000,000 under the term debt.

     The revolving line of credit is on a floating rate basis with the Trust having the right to select either the prime rate or 185 basis points over LIBOR. The term facility permits the Trust to select the floating rates on the same basis as the revolving loan, or to fix a rate on up to $30,000,000 of the loan amount with a maturity of August 2006 and up to $25,000,000 with a maturity of August 2003. If the Trust does not select a fixed rate, the loans become due in August 2001.

     In September 1996, Lehigh Valley Mall, in which the Trust has a 50% interest, was refinanced in the amount of $54,000,000. The new loan was sufficient to repay the existing debt of approximately $22,000,000, fund renovations to the mall of $5,000,000, and provide excess capital which has been distributed to the owners, the Trust's share of which is $13,000,000. The ten-year mortgage loan bears interest at 7.9% with principal payments based on a twenty-five year amortization schedule. The renovations to Lehigh Valley Mall were completed in November 1996 and consist primarily of improvements to internal common areas.

     In September 1996, a partnership in which the Trust has a 50% interest completed the refinancing of its 232-unit apartment community in West Chester, Pennsylvania, with the placement of a $5,400,000 twenty-year mortgage maturing in October 2016. The interest rate is 8.345% and amortization is based on a thirty-year schedule. The Trust received $2,400,000 of the net proceeds of the financing while the Trust's partners received the balance pursuant to the terms of the Partnership Agreement.

     The Trust has entered into agreements with its partners regarding three shopping centers, all located in Pennsylvania in Lancaster, Waynesburg, and Beaver Falls, pursuant to which its partners will purchase the Trust's interest for a cash consideration of $2,000,000 plus the assumption of debt of $2,700,000. In the event the Trust's partners are unable to complete the transaction by December 1996, the Trust has the obligation to purchase the properties by June 1997, under substantially the same terms and conditions except that the price will be reduced by $200,000.

Real Estate Investments

     The following table sets forth certain information concerning Trust's real estate investments at August 31, 1996.


                                              Real Estate Investments

                                                            No. of          Square Feet or             Depreciated
                                                          Properties        Apartment Units              Cost (2)

                                                          ----------        ---------------            -----------
Wholly-Owned and Consolidated Partnership (1)

                  Apartment Buildings........                 11                   4,659               $124,640,000
                  Shopping Centers...........                  4                 694,000                 27,253,000
                  Industrial Properties......                  5                 587,000                  1,956,000
                                                              --                                       ------------
                           TOTAL.............                 20                                       $153,849,000
                                                              ==                                       ============


Partnerships and Joint Ventures

                  Apartment Buildings........                  8                   2,577                $85,797,000
                  Shopping Centers...........                 14               4,112,000                 75,458,000
                  Industrial Property........                  1                 141,000                    436,000
                  Land.......................                  3                90 acres                  4,446,000
                                                              --                                       ------------
                           TOTAL.............                 26                                       $166,137,000
                                                              ==                                       ============

(1) The Trust has a 65% "controlling interest" in an apartment building partnership. This partnership is reported on a consolidated basis with the Trust in the Trust's consolidated financial statements.

(2) The amounts shown represent 100% of the depreciated cost of the property held by the respective partnerships and joint ventures. The equity interest of the Trust in each of the partnerships and joint ventures is set forth on pages 7-9 herein.

     The Trust accounts for its investments in partnerships that it does not control (which is the case with all but one of the partnerships) using the equity method of accounting. These investments, which represent 25% to 87.5% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in income and cash contributions and distributions. During the fiscal year ended August 31, 1996, the Trust's net equity in income from partnerships was $6,258,000, which constituted approximately 61.5% of the Trust's net income before gains on sales of interests in real estate and approximately 56.7% of the Trust's total net income.

     The 27 properties held through partnerships (including the property owned by the partnership that is reported on a consolidated basis with the Trust in the Trust's financial statements and in which the Trust has a 65% controlling interest (hereinafter the "Consolidated Partnership") involve 17 different partners, 11 of whom held an interest in only one property and 6 of whom held interests in from 2 to 4 properties.

     No trustee or employee of the Trust or any of its subsidiaries participates in the ownership or income from the properties held in partnership form or any other property in which the Trust has an interest and none of the Trust's partners in the partnerships is affiliated with the Trust.

     As of August 31, 1996, the aggregate indebtedness secured by mortgages on the wholly-owned properties of the Trust was $84,833,000, including indebtedness of $17,163,000 secured by a mortgage against the property owned by the Consolidated Partnership. In addition, the Trust has equity interests in 17 partnerships which have an aggregate mortgage indebtedness of $133,578,000, the Trust's proportionate share of which is $63,416,000. The mortgage notes bear interest at rates ranging from 5.9% to 10.4% per annum. The liability under each mortgage note is limited to the particular property except for two loans in the aggregate amount of $7,563,000 which are guaranteed by the partners of the respective partnerships, including the Trust.

                            WHOLLY-OWNED PROPERTIES

The following chart sets forth certain information with respect to the Trust's wholly-owned properties at August 31, 1996.


                                                         Apartment Buildings

Property and Location         Year Acquired         Units       Occupancy Rate (1)     Depreciated Cost         Mortgage Balance
---------------------         -------------         -----       ------------------     ----------------         ----------------

2031 Locust Street

Philadelphia, PA                  1961                  87                 99%               $ 868,000         $             0(2)


Marylander

Baltimore, MD                     1962                 510                 92%               1,304,000                       0


Kenwood Gardens

Toledo, OH                        1963                 504                 88%               1,749,000                       0(2)


Camp Hill Plaza

Camp Hill, PA                     1969                 300                 97%               1,537,000               6,860,000


Lakewood Hills

Harrisburg, PA                    1972                 562                 93%               6,499,000                       0(2)


Cobblestone

Pompano Beach, FL                 1993                 384                 93%              12,182,000               8,965,000


Shenandoah

West Palm Beach, FL               1993                 220                 95%              11,083,000               8,770,000



Hidden Lakes                      1994                 360                 97%              12,515,000                       0(2)
Dayton, OH


Palms of Pembroke

Pembroke Pines, FL                1994                 348                 94%              21,438,000                       0


Boca Palms

Boca Raton, FL                    1994                 522                 95%              34,281,000                       0
                                                     -----                                  ----------        ----------------


         SUB TOTAL                                   3,797                                 103,456,000              24,595,000


Consolidated Partnership

Emerald Point                     1993                 862                 96%              21,184,000              17,163,000
                                                      ----                 ---            ------------             -----------
Virginia Beach, VA

         TOTAL                                       4,659                 94%            $124,640,000             $41,758,000
                                                     =====                 ===            ============             ===========


                                                          Shopping Centers

Property and Location            Year Acquired   Square         Percentage Leased (3)       Depreciated Cost       Mortgage Balance
---------------------            -------------   ------         ---------------------       ----------------       ----------------
                                                 Feet

                                                 ----

Crest Plaza Shopping Center

Allentown, PA                         1964       153,000                 90%                   $ 2,540,000          $             0


Forestville Shopping Center

(4)                                   1983       218,000                 80%                     4,249,000                        0
Forestville, MD

South Blanding Village

Jacksonville, FL                      1986       107,000                 96%                     7,822,000                        0

Mandarin Corners

Jacksonville, FL                      1986       216,000                 97%                    12,642,000                8,641,000
                                                 -------                 ---                    ----------              -----------

                  TOTAL                          694,000                 90%                   $27,253,000               $8,641,000
                                                 =======                 ===                   ===========               ==========


                                                        Industrial Properties

Property and Location         Year Acquired     Square Feet     Percentage Leased (3)  Depreciated Cost      Mortgage Balance
---------------------         -------------     -----------     ---------------------  ----------------      ----------------

Office and Warehouse

Annandale, VA                       1962            332,000             100%               $  1,139,000         $           0

Warehouse

Pennsauken, NJ                      1962             12,000             100%                     58,000                     0

Warehouse

Allentown, PA                       1962             16,000             100%                     13,000                     0

Warehouse

Pennsauken, NJ                      1963             30,000             100%                     98,000                     0

Warehouse and Plant

Lowell, MA                          1963            197,000             100%                    648,000                     0
                                                    -------             ----             --------------       ---------------

                  TOTAL                             587,000             100%              $   1,956,000                     0
                                                    =======             ====              =============       ---------------

TOTAL WHOLLY OWNED                                                                         $153,849,000           $50,399,000
                                                                                           ============           ===========



(1) Occupancy rate is calculated as the percentage of occupied units for all apartments as of August 31, 1996.

(2) Excludes aggregate indebtedness of $34,434,000 that is cross-collateralized by the apartment complexes in Philadelphia, PA, Toledo, OH, Harrisburg, PA and Dayton, OH shown in this table.

(3) Percentage leased is calculated as a percentage of total shopping center net leasable area for which leases were in effect as of August 31, 1996.

(4) On February 1, 1996, the Trust acquired its partner's 25% interest in the partnership that owns this property and therefore now has 100% of the equity interest in this property.

                                          PARTNERSHIPS AND JOINT VENTURES

     The following chart sets forth certain information with respect to the properties owned by the partnerships, and the Trust's equity interest and investment in the partnerships at August 31, 1996.

                                                Apartment Buildings

Unconsolidated Partnerships and Joint Ventures

                                                                                                 Partnerships
                                                                              Partnerships and    and Joint

                                                                               Joint Ventures      Ventures    Trust's Investment

Property and                Year      Trust's Equity              Occupancy      Depreciated       Mortgage      in Partnerships
Location                  Acquired       Interest       Units      Rate(1)          Cost          Balance(2)   and Joint Ventures
------------              --------      ----------      -----     ---------        ------        ------------  ------------------
Cambridge Hall

West Chester, PA            1967           50%          232          97%          $  1,177,000   $          0         $ 1,974,000

Fox Run

Warminster, PA              1969           50%          196          99%             1,673,000      3,912,000          (1,066,000)

Will-O-Hill

Reading, PA                 1983           50%          190          99%             3,137,000      1,857,000             807,000

Fox Run

Bear, DE                    1988           50%          414          97%            19,137,000     14,931,000           1,700,000

Eagle's Nest

Coral Springs, FL           1989           50%          264          96%            20,293,000     15,999,000           2,108,000

Regency Lakeside

Omaha, NE                   1990           50%          433          99%            23,903,000     18,953,000           1,428,000

Countrywood

Tampa, FL                   1993           50%          536          97%            10,079,000      6,440,000           1,733,000

Charter Pointe
[formerly Windsong]

Altamonte Springs, FL       1993           40%          312          93%             6,398,000      5,646,000             346,000
                                                        ---          ---             ---------      ---------          ----------

      TOTAL

                                                      2,577          97%           $85,797,000    $67,738,000          $9,030,000
                                                      =====          ===           ===========    ===========          ==========



Partnerships and Joint Ventures (continued)

                                                          Shopping Centers

                                                                                     Partnerships     Partnerships       Trust's
                                                                                      and Joint         and Joint     Investment in

                                        Trust's                                        Ventures         Ventures       Partnerships
                             Year        Equity      Square           Percentage     Depreciated        Mortgage        and Joint
Property and Location      Acquired     Interest      Feet            Leased(8)          Cost          Balance(2)        Ventures
---------------------      --------     --------      ----            ----------        ------        ------------       --------
Park Plaza Shopping Center

Pinellas Park, FL            1963         50%          151,000            99%           $1,585,000        $ 412,000      $  665,000

Whitehall Mall

Allentown, PA                1964         50%          603,000  (3)       83%            5,830,000                0       3,510,000

Punta Gorda Mall

Punta Gorda, FL              1965         25%          102,000            94%              859,000        2,204,000        (310,000)

Ormond Beach Mall

Daytona Beach, FL            1966         25%          103,000            99%              558,000                0         142,000

Palmer Park Mall

Easton, PA                   1972         50%          349,000  (4)       96%            5,665,000        3,896,000         424,000

Gateway Mall

St. Petersburg, FL           1973         60%          386,000  (5)       61%            2,171,000                0       1,839,000

Rio Mall

Rio Grande, NJ               1973         50%          161,000            83%            2,080,000          598,000         996,000

Lehigh Valley Mall

Allentown, PA                1973         50%        1,054,000  (6)       98%           18,400,000       21,604,000        (778,000)

East Towne Mall

Lancaster, PA                1973         50%          303,000            86%            3,856,000        3,288,000         322,000

Chippewa Mall

Beaver Falls, PA             1979         50%           83,000            83%            1,792,000        1,685,000        (108,000)

Greene Plaza

Waynesburg, PA               1980         50%          117,000            93%            2,470,000        2,296,000         194,000

Ingleside Center

Thorndale, PA                1981         70%          102,000           100%            2,734,000        2,430,000         340,000

Laurel Mall

Hazleton, PA                 1988         40%          558,000            96%           25,484,000       27,427,000        (454,000)

Margate Center

Margate, FL (7)              1987        87.5%          40,000            85%            1,974,000                0         389,000
                                                        ------            ---            ---------   --------------         -------

     TOTAL                                           4,112,000            90%          $75,458,000      $65,840,000      $7,171,000
                                                     =========            ===          ===========      ===========      ==========



                                                         Industrial Property

                                                                                 Partnerships     Partnerships       Trust's
                                                                                  and Joint         and Joint     Investment in

                                    Trust's                                        Ventures         Ventures       Partnerships
                         Year        Equity      Square           Percentage     Depreciated        Mortgage        and Joint
Property and Location  Acquired     Interest      Feet              Leased           Cost          Balance(2)        Ventures
---------------------  --------     --------      ----             --------         ------        ------------       --------
Warehouse and Plant

Ft. Washington, PA       1962         50%          141,000           100%           $  436,000     $          0      $   109,000
                                                   -------           ----           ----------     ------------      -----------

         TOTAL                                     141,000           100%           $  436,000     $          0      $   109,000
                                                   =======           ====           ==========     ============      ===========


                                                                 Land

                                                                                   Partnerships     Partnerships        Trust's
                                                                                     and Joint        and Joint      Investment in

                                        Trust's                                      Ventures         Ventures       Partnerships
                            Year        Equity                                      Depreciated       Mortgage         and Joint

Property and Location     Acquired     Interest      Acres                             Cost            Balance         Ventures
---------------------     --------     --------      -----                            ------          ---------        --------

Rancocas, NJ                1971          75%          54                           $  646,000         $      0      ($1,539,000)

Elizabethtown, PA           1972          50%          22                              279,000                0          219,000

Coral Springs, FL           1990          50%          14                            3,521,000                0      (   826,000)
                                                       --                            ---------        ---------     ------------

     TOTAL                                             90                           $4,446,000        $       0      ($2,146,000)
                                                       --                           ----------        ---------     ------------


Other                                                                                                                    36,000

     TOTAL PARTNERSHIPS AND JOINT VENTURES                                        $166,137,000    $133,578,000      $14,200,000
                                                                                  ============    ============      ===========

(1) Occupancy rate is calculated as the percentage of occupied units for all apartments as of August 31, 1996.

(2) Some partnerships and joint ventures have incurred non-mortgage indebtedness in connection with operations.

(3) Whitehall Mall includes 82,000 square feet leased to Kimco Realty which announced plans for occupancy by Kohl's.

(4) Palmer Park Mall includes 82,000 square feet acquired by Kimco Realty which contemplates occupancy by a department store.

(5) Gateway Mall includes 60,000 square feet occupied and owned by a department store.

(6) Lehigh Valley Mall includes 565,000 square feet occupied and owned by department stores which either own or lease the ground upon which their stores are located.

(7) Frank's Garden Center, which had occupied 18,800 square feet, vacated the property but is obligated to pay rent until its lease term expires December 2006.

(8) Percentage leased is calculated as a percentage of total shopping center net leasable area for which leases were in effect as of August 31, 1996.

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

PHTRANS:139957_1.WP5

Trust. In addition, single family housing becomes increasingly attractive when lower interest rates make mortgages more affordable. These trends can affect the number of prospective tenants for the Trust's apartment properties.

     A substantial portion of the Trust's shopping center income consists of rents received under long-term leases. Most of these shopping center leases provide for payment by tenants of an annual minimum rent and additional rent calculated generally as a percentage of gross sales in excess of a specified amount ("percentage rent"). These shopping center leases often contain provisions for contribution by tenants to the cost of maintaining common areas and real estate tax escalation clauses under which the tenant bears its proportionate share of increases in or total real estate taxes. While tenant contributions historically have not covered all costs required to maintain common areas, some leases provide for full recovery of these costs from tenants. In difficult economic times or in strongly competitive environments, the shopping center owner may have to offer concessions, negotiate leases in which the tenant pays a lower rental or less than its pro rata share of certain operating costs or offer tenant allowances.

     The success of the Trust depends, among other factors, upon general economic conditions, population trends, real estate fluctuations, income tax laws, governmental regulations, availability and costs of financing, construction costs, increases or decreases in operating expenses, zoning laws and the ability of the Trust to keep its properties leased at profitable levels.

     All but one of the 46 properties in which the Trust has an interest are located in the eastern United States, with 20 of the properties located in Pennsylvania and 15 in Florida. The ability of some existing tenants of the Trust's properties to meet their lease obligations could be adversely affected by economic conditions in the eastern United States and in Florida and Pennsylvania in particular.

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

     The United States government and a number of states and their subdivisions have adopted laws and regulations relating to environmental controls, some of which directly, and many of which indirectly, limit the development of real estate and may adversely affect the operations of existing properties. Such laws and regulations may operate to reduce the number and attractiveness of investment opportunities available to the Trust and limit the extent to which existing properties may be utilized. If hazardous substances are discovered on or emanating from any of the Trust's properties, the owner or operator of the property, including the Trust, may be held liable for all costs and liabilities relating to such hazardous substances. Since 1987, the Trust has conducted a Phase I environmental study on each property it seeks to acquire. These studies may, but do not necessarily, detect the potential environmental hazards associated with a property. The Trust has no way of determining the magnitude of any potential liability to which it may be subject out of unknown environmental conditions or violations.

     Environmental matters have arisen at certain properties in which the Trust has an interest. The Trust retained environmental consultants in order to investigate certain of these matters. At one property in which the Trust has a 50% ownership interest, groundwater contamination may exist which the Trust alleges was caused by the former tenant. Estimates to remediate this property, which are subject to the length of monitoring and the extent of remediation required, range in total from $400,000 to $1,200,000. The Trust and its partners have sued the former tenant for damages. In addition, above normal radon levels have been detected at two wholly-owned properties. The estimated cost to remediate these properties is approximately $325,000, which costs were received as a credit from the sellers as part of the initial acquisitions.

     The Trust has recorded its share of these liabilities, totaling $447,000, based upon the consultants' evaluation of these matters which, in certain instances, are subject to applicable state approvals of the remediation plans.

     There are asbestos-containing materials in many of the properties in which the Trust has an interest, primarily in the form of floor tiles and adhesives. The floor tiles and adhesives are generally in good condition. Fire-proofing material containing asbestos is present at some of the properties in limited concentrations or in limited areas.

Employees

     The Trust, as of August 31, 1996, employed one hundred and thirty seven
(137) persons on a full-time basis, three of whom, Sylvan M. Cohen, Chairman and Chief Executive Officer, Jonathan B. Weller, President and Chief Operating Officer and Robert G. Rogers, Executive Vice President, are Trustees.

Item 2.  Properties

     See the tables under "Item 1. Business" at pages 5 to 9 for the properties owned by the Trust, both wholly owned and those in which it has a percentage interest, and reference is made thereto.

     The Trust has leased 4,661 square feet of space for its principal offices at 455 Pennsylvania Avenue, Ft. Washington, Pennsylvania with a five-year term expiring December 31, 1998. The rent for the current year is $14.00 per square foot, escalating to $14.50 per square foot in the final 18 months of the lease term. In addition to the rent, the Trust pays its pro rata share of any increase in operating expenses over those in 1994, which is the base year for determining the increase.

     Titles to all of the Trust's real estate investments have been searched and reported to the Trust by reputable title companies. The exceptions listed in such title reports will not, in the opinion of the Trust, materially interfere with the use of the respective properties for the intended purposes.

Schedule of Real Estate and Accumulated Depreciation

     Schedule III, "Real Estate and Accumulated Depreciation - August 31, 1996," is part of the financial statement schedules set forth herein and reference is made to that schedule which is incorporated herein by reference for the amount of encumbrances, initial cost of the properties to the Trust, cost of improvements, the amount at which carried and the amount of the accumulated depreciation.

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

     On May 1994, the Bermans commenced an action against the Trust and certain of its wholly- owned subsidiaries in the Montgomery County Court of Common Pleas of Pennsylvania (the "Pennsylvania Litigation"). In the Pennsylvania Litigation, the Bermans, seeking damages and a declaratory judgment, asserted that the Trust interfered with a contract to develop the parcel in Coral Springs, Florida, and violated the partnership agreement relating to Eagle's Nest Apartments in Coral Springs, Florida. The Bermans later amended their complaint to add new parties and to allege that the defendants had no right to terminate the leasing and management agreement at Fox Run Apartments, had violated the Fox Run partnership agreement and that the Bermans had no liability for certain partnership expenses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 4A.  Executive Officers of the Trust

         The executive officers of the Trust on November 1, 1996 were as follows:


                                                       FIRST BECAME AN
                                                          EXECUTIVE                      BUSINESS EXPERIENCE
           NAME AND OFFICE                AGE              OFFICER                       DURING PAST 5 YEARS
           ---------------                ---          ---------------                   -------------------

Sylvan M. Cohen                            82               1960              Chairman and Chief Executive
Chairman and                                                                  Officer of the Trust.  Presently of
Chief Executive Officer                                                       counsel to the Philadelphia law
                                                                              firm of Drinker Biddle & Reath
                                                                              and formerly partner of the
                                                                              Philadelphia law firm of Cohen,
                                                                              Shapiro, Polisher, Shiekman and
                                                                              Cohen.

Jonathan B. Weller                         49               1994              President and Chief Operating
President and Chief                                                           Officer of the Trust.  From 1988-
Operating Officer                                                             1993, Executive Vice President of
                                                                              Eastdil Realty, Inc., a real estate
                                                                              investment banking firm.

Robert G. Rogers                           65               1972              Executive Vice President of the
Executive Vice President                                                      Trust.


Jeffrey A. Linn                            47               1990              Senior Vice President -
Senior Vice President for                                                     Acquisitions since 1994 and
Acquisitions and Secretary                                                    Secretary since 1990.  Vice
                                                                              President - Operations of the Trust
                                                                              until 1994.

Dante J. Massimini                         63               1976              Senior Vice President - Finance of
Senior Vice President - Finance                                               the Trust since 1994, Vice
and Treasurer                                                                 President - Finance since 1990 and
                                                                              Treasurer since 1976.

Raymond J. Trost                           41               1994              Asset Manager of the Trust's
Vice President - Asset                                                        Apartment complexes since 1994.
Management                                                                    Formerly, Property Manager of
                                                                              one of the Trust's properties.

     Each of Messrs. Cohen, Weller, Rogers, Linn and Massimini has an employment agreement to serve the Trust in the capacities described above.

                                    PART II

Item 5.  Market for the Trust's Common Equity and Related Stockholder Matters

     Incorporated by reference to "Market Prices and Distribution Record," inside back cover (page 25) of the 1996 Annual Report to Shareholders.

     The Board of Trustees on December 19, 1991 changed the prior practice of making semi-annual distributions. Since May 1992 the Trust has made quarterly distributions to its shareholders. It is anticipated that the Board of Trustees will consider a distribution each quarter; however, no assurance can be given that a distribution will be declared.

Item 6.  Selected Financial Data

     Incorporated by reference to "Financial Highlights", page 1 of the 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference to pages 21-23 of the 1996 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

     The consolidated balance sheets of the Trust as of August 31, 1996 and 1995, and the related consolidated statements of income, beneficiaries' equity and cash flows for each of the three years in the period ended August 31, 1996, and the report of independent public accountants thereon and the Trust's summary of unaudited quarterly financial information for the two-year period ended August 31, 1996 are incorporated by reference from the 1996 Annual Report to Shareholders, pages 12-20.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                   PART III

     The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A of this report) is incorporated by reference to the Trust's proxy statement relating to its 1996 Annual Meeting. However, the portions of such proxy statement constituting the report of the Executive Compensation and Human Resources Committee of the Board of Trustees and the graph showing performance of the Trust's shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities and Exchange Act of 1934, as amended.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

    2. The Trust's Consolidated Financial Statements, as described below, are incorporated by reference to pages 12-20 of the Trust's 1996 Annual Report to Shareholders.

       Consolidated Balanced Sheet at August 31, 1996 and 1995

       Consolidated Statements of Income and Beneficiaries' Equity for the fiscal years ended August 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the fiscal years ended August 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

       Report of Independent Public Accountants

    2. Lehigh Valley Associates Financial Statements

       Report of Independent Auditors                                       F-1

       Balance Sheets at August 31, 1996 and 1995                           F-2

       Statements of Operations for the fiscal years ended                  F-3
       August 31, 1996, 1995, and 1994

       Statements of Partners' Deficiency for the fiscal years ended

       August 31, 1996, 1995 and 1994                                       F-4


       Statements of Cash Flows for the fiscal years ended                  F-5
       August 31, 1996, 1995 and 1994

       Notes to Financial Statements                                        F-6

(2) Financial Statement Schedules

    II -     Valuation and Qualifying Accounts                               19
    III -    Real Estate and Accumulated Depreciation                        20
    IV -     Mortgage Loans on Real Estate - August 31, 1996                 22
    Report of Independent Public Accountants on Supplemental

      Schedules                                                              23
    All other schedules are omitted because they are not applicable or are not required or because the required information is reported in the consolidated financial statements or notes thereto.

(3)      Exhibits

3.1   Trust Agreement as Amended and Restated on December 16, 1987. Filed as
      Exhibit 3.1 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and incorporated herein by reference.

4.1 Revolving Credit Agreement dated August 29, 1996, between the Trust and CoreStates Bank, N.A. as lender.

4.2   Form of Revolving Credit Agreement Note.

4.3   Guaranty dated August 29, 1996 of the Trust in favor of CoreStates Bank,
      N.A.

4.4 Secured Loan Agreement dated November 9, 1994 among the Trust, CoreStates Bank, N.A., as lender and as agent, and PNC Bank, National Association, filed as exhibit 4.4 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, and incorporated herein by reference.

4.5 First Amendment to Secured Loan Agreement dated March 20, 1995 among the Trust, CoreStates Bank, N.A., as lender and as agent, and PNC Bank, National Association, filed as exhibit 4.5 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, and incorporated herein by reference.

4.6 Form of Replacement Note pursuant to the First Amendment to Secured Term Loan Agreement, filed as exhibit 4.6 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, and incorporated herein by reference.

4.7 Second Amendment to Secured Loan Agreement dated April 25, 1995 among the Trust, CoreStates Bank, N.A., as lender and as agent, and PNC Bank, National Association.

4.8 Third Amendment to Secured Loan Agreement dated August 29, 1991 among the Trust, CoreStates Bank, N.A., as lender and as agent, and PNC Bank, National Association.

4.9 Guaranty dated August 2, 1993 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.7 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, and incorporated herein by reference.

4.10 Guaranty dated January 27, 1994 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.8 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, and incorporated herein by reference.

4.11 Guaranty dated September 23, 1994 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.9 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, and incorporated herein by reference.

10.1 Employment Agreement, dated as of January 1, 1990, between the Trust and Sylvan M. Cohen, filed as Exhibit 10.1 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated herein by reference.

PHTRANS:1

10.2 First Amendment to Amended and Restated Employment Agreement as of July 12, 1993 between the Trust and Robert G. Rogers, filed as Exhibit 10.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, and incorporated herein by reference.

10.3 Amended and Restated Employment Agreement, dated as of October 1, 1990, between the Trust and Robert G. Rogers, filed as Exhibit 10.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated herein by reference.

10.4 Amended and Restated Employment Agreement, dated as of October 1, 1990, between the Trust and Dante J. Massimini, filed as Exhibit 10.3 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, and incorporated herein by reference.

10.5 Trust's 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, and incorporated herein by reference.

10.6 Trust's Stock Option Plan for Non-Employee Trustees, filed as Appendix B to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, and incorporated herein by reference.

10.7 Purchase and Sale Agreement between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Pembroke Associates Limited Partnership dated May 9, 1994 and Amendment No. 1 to Purchase and Sale Agreement between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Pembroke Associates Limited Partnership dated June 28, 1994, filed as Exhibit 10.7 to the Trust's Report on Form 8-K dated August 1, 1994 and filed August 15, 1994, and incorporated herein by reference.

10.8 Agreement of Sale (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Pennsylvania Real Estate Investment Trust, and Arbern Investors VI, L.P., dated September 24, 1994 and Amendment No. 1 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Trust, and Arbern Investors VI, L.P., dated November 4, 1994, filed as Exhibit 10.8 to the Trust's Report on Form 8-K dated November 10, 1994 and filed November 23, 1994, and incorporated by reference.

10.9 Agreement of Sale (Phase II) between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated September 24, 1994, Amendment No. 1 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated November 4, 1994, and Amendment No. 2 to Purchase and Sale Agreement (Phase I) between Robert
      G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated November 4, 1994, filed as Exhibit

      10.9 to the Trust's Report on Form 8-K dated November 10, 1994 and filed on November 23, 1994, and incorporated herein by reference.

10.10 Employment Agreement dated as of December 14, 1993 between the Trust and Jonathan B. Weller, filed as Exhibit 10.10 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, and incorporated herein by reference.

10.11 The Trust's Amended Incentive and Non Qualified Stock Option Plan, filed as Exhibit A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, and incorporated herein by reference.

10.12 The Trust's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as Exhibit B to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, and incorporated herein by reference.

10.13 Employment Agreement dated as of October 1, 1985 between the Trust and Jeffrey Linn, filed as exhibit 10.13 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, and incorporated herein by reference.

13.1 "Market Price and Distribution Record" contained on the inside back page of the Trust's 1996 Annual Report to Shareholders; "Financial Highlights" contained on page 1 of the Trust's 1996 Annual Report to Shareholders; consolidated financial statements, including "Notes to consolidated financial statements" and "Report of independent public accountants," pages 12-20 of the Trust's 1996 Annual Report to Shareholders; and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 21-23 of the Trust's 1996 Annual Report to Shareholders.

21.   Listing of subsidiaries

23.1  Consent of Arthur Andersen LLP (Independent Public Accountants of the
      Trust).

23.2 Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

27.   Financial Data Schedule

99. Portions of the Trust's definitive proxy statement for its 1996 Annual Meeting of Shareholders responsive to Items 10, 11, 12 and 13 in Part III hereof filed on November 15, 1996, are incorporated herein by reference. However, the portions of such proxy statement constituting the report of the Executive Compensation and Human Resources Committee of the Board of Trustees and the graph showing performance of the Trust's Shares and certain shares indices shall not be deemed to be incorporated herein or filed for the purposes of the Securities Exchange Act of 1934.

(b)   Report on Form 8-K.

      There were no reports on Form 8-K filed during the three months ended August 31, 1996.


                                                                                                                     SCHEDULE II

                                            PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                                VALUATION AND QUALIFYING ACCOUNTS

                  Column A            Column B                       Column C                      Column D          Column E
                                                                    Additions

                                                    --------------------------------------------
                                        Balance          Charged to             Charged to                           Balance at
                                     Beginning of         Costs and                Other                               End of

                Description             Period            Expenses               Accounts          Deductions          Period

                -----------          ------------        ----------             ----------         ----------        ----------
ALLOWANCE FOR POSSIBLE

    LOSSES:

       Year ended August 31, 1996   $    2,775,000     $          --          $          --      $      733,000    $    2,042,000
                                    ==============     ==============         ==============     ==============    ==============

       Year ended August 31, 1995   $    3,235,000     $          --          $          --      $      460,000    $    2,775,000
                                    ==============     ==============         ==============     ==============    ==============

       Year ended August 31, 1994   $    1,440,000     $    1,795,000         $          --      $          --     $    3,235,000
                                    ==============     ==============         ==============     ==============    ==============



                                                                                                                    SCHEDULE III

                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                             REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1996

                       Column A                                     Column B                           Column C          Column D
                                                                     Encumbrances                                     Improvements,

                                              ------------------------------------------------                           Net of
                                               Interest      Maturity            Balance at          Initial Cost      Retirements

                     Description                Rate           Date                8/31/96             to Trust       Etc. (Note 4)
-----------------------------------------------------------------------------------------------------------------------------------
APARTMENT BUILDINGS:

    2031 Locust Street-

       Land                                                                     $                 $       100,000    $        --
       Building and improvements                                                                        1,028,000       1,283,000
       Furniture and portable equipment                                                                                   587,000
    Camp Hill Plaza Apartments-

       Land                                      9.5%        3/1/2007                6,860,268            337,000             --
       Building and improvements                                                                        2,911,000         688,000
       Furniture and portable equipment                                                                   150,000         642,000
    Cobblestone Apartments-

       Land                                 7.50% to 8.25%  12/16/2002               8,965,000          2,791,000             --
       Building and improvements                                                                        9,336,000         409,000
       Furniture and portable equipment                                                                   362,000         423,000
    Kenwood Gardens-

       Land                                                                                               489,000             --
       Building and improvements                                                                        3,007,000       1,410,000
       Furniture and portable equipment                                                                   228,000       1,092,000
    Lakewood Hills Apartments-

       Land                                                                                               500,000             --
       Building and improvements                                                                       10,935,000       1,210,000
       Furniture and portable equipment                                                                   468,000       1,616,000
    Marylander Apartments-

       Land                                                                                               117,000             --
       Building                                                                                         4,013,000       1,633,000
       Furniture and portable equipment                                                                   327,000         717,000
    Shenandoah Village-

       Land                                                                                             2,200,000             --
       Building and improvements                                                                        8,695,000         283,000
       Furniture and portable equipment                                                                   281,000         503,000
    Emerald Point

       Land                                     6.790%       12/1/2008              17,163,000          3,062,000             --
       Building and improvements                                                                       17,352,000       1,175,000
       Furniture and portable equipment                                                                 1,293,000         586,000
    Hidden Lakes-

       Land                                                                                             1,225,000             --
       Building and improvements                                                                       10,807,000         126,000
       Furniture and portable equipment                                                                   986,000         308,000
    Palms of Pembroke-

       Land                                                                                             4,868,000             --
       Building and improvements                                                                       16,399,000          62,000
       Furniture and portable equipment                                                                   985,000         188,000
Boca Palms-

       Land                                                                                             7,107,000             --
       Building and improvements                                                                       27,270,000         225,000
       Furniture and portable equipment                                                                 1,101,000         206,000


                                                                                                                    SCHEDULE III

                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                             REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1996

                       Column A                                     Column B                           Column C          Column D
                                                                     Encumbrances                                     Improvements,

                                              ------------------------------------------------                           Net of
                                               Interest      Maturity            Balance at          Initial Cost      Retirements

                     Description                Rate           Date                8/31/96             to Trust       Etc. (Note 4)
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES:
    ARA Services, Inc., Allentown, PA-

       Land                                                                     $                   $       3,000      $      --
       Building and improvements                                                                           82,000             --
    ARA Services, Inc., Pennsauken, NJ-

       Land                                                                                                20,000             --
       Building and improvements                                                                          190,000             --
    Interstate Container Corporation,
       Lowell, MA-

       Land                                                                                                34,000             --
       Building and improvements                                                                          364,000       1,404,000
    People's Drug (CVS), Annandale, VA-

       Land                                                                                               225,000             --
       Building and improvements                                                                        1,873,000         476,000
    Sears, Roebuck and Company,
       Pennsauken, NJ-

       Land                                                                                                25,000             --
       Building and improvements                                                                          206,000         176,000

SHOPPING CENTERS AND RETAIL STORES:
    Crest Plaza Shopping Center-

       Land                                                                                               278,000             --
       Building and improvements                                                                        2,230,000       3,096,000
       Furniture and portable equipment                                                                       --           18,000
    Sitler Tract-

       Land                                                                                                54,000             --
    Forestville Plaza-
       Land                                                                                               440,000             --
       Building and improvements                                                                        5,572,000         699,000
       Furniture and portable equipment                                                                        --             --
    South Blanding Village-

       Land                                                                                             2,947,000             --
       Building and improvements                                                                        6,138,000         329,000
       Furniture and portable equipment                                                                        --             --
    Mandarin Corners-

       Land                                     9.125%       8/1/2008                8,641,000          4,891,000             --
       Building and improvements                                                                       10,168,000         502,000
       Furniture and portable equipment                                                                        --             --
           Total for wholly owned and

              consolidated partnership                                          $   50,399,000     $  176,470,000  $   22,072,000
                                                                                ==============     ==============  ==============

                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1996

                       Column A                 Column E            Column F              Column G&H            Column I
                                               Amount at

                                             Which Carried         Accumulated               Date

                                                8/31/96           Depreciation           Constructed           Depreciable

                     Description             (Notes 1 & 2)           (Note 3)             or Acquired          Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------
APARTMENT BUILDINGS:

    2031 Locust Street-

       Land                               $         100,000    $             --              1961
       Building and improvements                  2,311,000            1,826,000                                  11-25
       Furniture and portable equipment             587,000              304,000                                   10
    Camp Hill Plaza Apartments-

       Land                                         337,000                  --              1969
       Building and improvements                  3,599,000            2,823,000                                5-33-1/3
       Furniture and portable equipment             792,000              368,000                                  7-10
    Cobblestone Apartments-

       Land                                       2,791,000                  --              1992
       Building and improvements                  9,745,000              977,000                                  10-40
       Furniture and portable equipment             785,000              162,000                                  7-10
    Kenwood Gardens-

       Land                                         489,000                  --              1963
       Building and improvements                  4,417,000            3,692,000                                  8-38
       Furniture and portable equipment           1,320,000              788,000                                  8-10
    Lakewood Hills Apartments-

       Land                                         500,000                  --          Phase I 1972
       Building and improvements                 12,145,000            7,076,000        Phase II 1975             8-45
       Furniture and portable equipment           2,084,000            1,155,000        Phase III 1980             10
    Marylander Apartments-

       Land                                         117,000                  --              1962
       Building                                   5,646,000            4,907,000                                  10-39
       Furniture and portable equipment           1,044,000              594,000                                  5-10
    Shenandoah Village-

       Land                                       2,200,000                  --
       Building and improvements                  8,978,000              751,000             1993                 10-39
       Furniture and portable equipment             784,000              128,000                                  5-10
    Emerald Point

       Land                                       3,062,000                  --              1993
       Building and improvements                 18,527,000            1,750,000                                  10-39
       Furniture and portable equipment           1,879,000              537,000                                  5-10
    Hidden Lakes-

       Land                                       1,225,000                  --              1994
       Building and improvements                 10,933,000              831,000                                  10-39
       Furniture and portable equipment           1,294,000              106,000                                  5-10
    Palms of Pembroke-

       Land                                       4,868,000                  --              1994
       Building and improvements                 16,461,000              946,000                                  10-39
       Furniture and portable equipment           1,173,000              119,000                                  5-10
Boca Palms-

       Land                                       7,107,000                  --
       Building and improvements                 27,495,000            1,398,000             1994                 10-39
       Furniture and portable equipment           1,307,000              229,000                                  5-10

                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1996

                       Column A                 Column E            Column F              Column G&H            Column I
                                               Amount at

                                             Which Carried         Accumulated               Date

                                                8/31/96           Depreciation           Constructed           Depreciable

                     Description             (Notes 1 & 2)           (Note 3)             or Acquired          Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES:
    ARA Services, Inc., Allentown, PA-

       Land                               $           3,000    $             --              1962
       Building and improvements                     82,000               71,000                                  10-40
    ARA Services, Inc., Pennsauken, NJ-
       Land                                          20,000                  --              1962
       Building and improvements                    190,000              152,000                                  10-50
    Interstate Container Corporation,
       Lowell, MA-

       Land                                          34,000                  --              1963
       Building and improvements                  1,768,000            1,155,000                                  20-50
    People's Drug (CVS), Annandale, VA-
       Land                                         225,000                  --              1962
       Building and improvements                  2,349,000            1,435,000                                  25-55
    Sears, Roebuck and Company,
       Pennsauken, NJ-

       Land                                          25,000                  --              1963
       Building and improvements                    382,000              309,000                                  10-50

SHOPPING CENTERS AND RETAIL STORES:
    Crest Plaza Shopping Center-

       Land                                         278,000                  --              1964
       Building and improvements                  5,326,000            3,118,000                                  20-40
       Furniture and portable equipment              18,000               18,000                                   10
    Sitler Tract-

       Land                                          54,000                  --              1964
    Forestville Plaza-
       Land                                         440,000                  --              1983
       Building and improvements                  6,271,000            2,462,000                                 33-1/3
       Furniture and portable equipment                 --                   --
    South Blanding Village-

       Land                                       2,947,000                  --              1988
       Building and improvements                  6,467,000            1,591,000                                  20-40
       Furniture and portable equipment                 --                   --
    Mandarin Corners-

       Land                                       4,891,000                  --              1988
       Building and improvements                 10,670,000            2,920,000                                 33-1/3
       Furniture and portable equipment                  --                   --
           Total for wholly owned and

              consolidated partnership    $     198,542,000    $      44,693,000
                                          =================    =================

                                                                  SCHEDULE III

                                                                   (Continued)

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


     NOTES:

         (1)  Reconciliation of amount shown in Column E:
                  Balance, August 31, 1995                                                    $      195,929,000
                  Additions during the year-
                     Improvements, furniture and portable

                        equipment                                           $     1,589,000
                     Land                                                           440,000
                     Building                                                     8,107,000
                                                                                                      10,136,000

                  Deductions during the year-
                     Transferred to partnerships and joint

                        ventures                                                                      (1,862,000)
                     Retirements                                                                              --
                     Properties sold                                                                  (5,661,000)
                                                                                              ------------------
                  Balance, August 31, 1996                                                    $      198,542,000
                                                                                              ==================
         (2)  The aggregate cost for federal income tax

                  purposes is approximately                                                   $      197,333,000
                                                                                              ==================

         (3)  Reconciliation of amount shown in Column F:
                  (Accumulated Depreciation):

                  Balance, August 31, 1995                                                    $       38,828,000
                  Depreciation during the year-
                     Buildings and improvements                                   4,591,000

                     Furniture and portable equipment                             1,036,000            5,627,000
                                                                            ---------------

                  Deductions during the year-
                     Transferred to partnerships and joint

                        ventures                                                                       1,654,000
                     Retirements                                                                              --
                     Properties sold                                                                  (1,416,000)
                                                                                              ------------------
                  Balance, August 31, 1996                                                    $       44,693,000
                                                                                              ==================
         (4)  Cost of improvements, net of retirements, etc.,
                  consists of the following:

                     Cost of improvements                                                     $       22,072,000
                     Retirements                                                                              --
                                                                                              ------------------
                                                                                              $       22,072,000

                                                                                              ==================


                                                         PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                                       MORTGAGE LOANS ON REAL ESTATE--AUGUST 31, 1996

                        Column A                   Column B            Column C              Column D                Column E


                                                                                          Periodic Payment
                                                                                                Terms

                                                   Interest            Maturity     -------------------------------   Prior
                      Description                    Rate                Date        Interest        Principal        Liens

---------------------------------------------- ----------------       ----------    ----------     -------------    ---------

Samuel Lauter                                      (Note 2)            (Note 4)       Monthly        (Note 4)          None

Donald Cafiero                                     (Note 2)            (Note 4)       Monthly        (Note 4)          None

Charles A. Lotz, Jr. (Note 3)                    2% over prime         (Note 3)       Monthly        (Note 3)          None




                       Column A                        Column F           Column G              Column H
                                                                                               Principal

                                                                          Carrying           Amount of Loan
                                                      Outstanding          Amount              Subject to

                                                       Principal             of                Delinquent
                                                       Amount of          Mortgage             Principal

                      Description                      Mortgage          (Note 5)             or Interest
------------------------------------------------    ------------     ---------------         -----------

Samuel Lauter                                      $      560,000    $       560,000              None

Donald Cafiero                                            568,000            568,000              None

Charles A. Lotz, Jr. (Note 3)                             521,000            521,000            $521,000
                                                   --------------    ---------------
                                                   $    1,649,000    $     1,649,000
                                                   ==============    ===============
NOTES:

    (1)  Reconciliation of mortgage loans-

             Balance at August 31, 1995                                   $1,649,000
             Advances during period                                             --
             Repayments during period                                           --
                                                                       -------------

             Balance at August 31, 1996                               $    1,649,000
                                                                      ==============

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


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                   ON SUPPLEMENTAL SCHEDULES

To Pennsylvania Real Estate Investment Trust:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Pennsylvania Real Estate Investment Trust's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 21, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
    October 21, 1996

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                               (The Registrant)

Date: November 27, 1996      By:  /s/ Sylvan M. Cohen

                                -----------------------------------------------
                                 Sylvan M. Cohen, Chairman and
                                 Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sylvan M. Cohen and Jonathan B. Weller, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefor, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:

/s/  Sylvan M. Cohen

-------------------------------------------------
Sylvan M. Cohen,                                              November 27, 1996
Chairman and Chief Executive Officer and Trustee
(Principal Executive Officer)

/s/  Jonathan B. Weller

-------------------------------------------------
Jonathan B. Weller,                                           November 27, 1996
President and Chief Operating Officer and Trustee

/s/  William R. Dimeling

-------------------------------------------------
William R. Dimeling,                                          November 27, 1996
Trustee

/s/  Jack Farber

-------------------------------------------------
Jack Farber,                                                  November 27, 1996
Trustee

/s/ Robert Freedman

-------------------------------------------------
Robert Freedman,                                              November 27, 1996
Trustee

/s/  Lee Javitch

-------------------------------------------------
Lee Javitch,                                                  November 27, 1996
Trustee

/s/  Leonard I. Korman

-------------------------------------------------
Leonard I. Korman,                                            November 27, 1996
Trustee

/s/  Jeffrey P. Orleans

-------------------------------------------------
Jeffrey P. Orleans,                                           November 27, 1996
Trustee

/s/  Robert G. Rogers

-------------------------------------------------
Robert G. Rogers,                                             November 27, 1996
Executive Vice President and Trustee


/s/  Dante J. Massimini

-------------------------------------------------
Dante J. Massimini,                                           November 27, 1996
Senior Vice President - Finance and Treasurer
(Principal Financial and Accounting Officer)

[LETTERHEAD ERNST & YOUNG LLP]

                         Report of Independent Auditors

To the Partners of
    Lehigh Valley Associates

We have audited the accompanying balance sheets of Lehigh Valley Associates (a limited partnership) as of August 31, 1996 and 1995, and the related statements of operations, partners' deficiency, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of Lehigh Valley Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Valley Associates at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

/s/  Ernst & Young LLP

October 18, 1996

                            Lehigh Valley Associates
                             (A Limited Partnership)

                                 Balance Sheets


                                                                              August 31
                                                                      1996                 1995
                                                              ------------------------------------------


Assets

Real estate, at cost (Notes 1 and 2):

    Land                                                         $     5,752,083      $     5,752,083
    Regional shopping center building and
       building improvements                                          22,323,824           21,559,002
    Office building                                                      587,771              587,771
                                                              ------------------------------------------
                                                                      28,663,678           27,898,856
    Less accumulated depreciation                                     12,587,778           11,899,934
                                                              ------------------------------------------
                                                                      16,075,900           15,998,922

Cash and cash equivalents                                              1,767,561            1,707,710
Due from tenants and others                                            1,079,554              662,926
Accrued rent (Note 1)                                                  1,872,634            1,779,296
Prepaid expenses and other assets                                        795,522              637,584
Deferred charges, net (Note 1)                                         1,882,138               71,940
Deferred finance costs, net (Note 1)                                      78,478                    -
                                                              ------------------------------------------
                                                                 $    23,551,787      $    20,858,378
                                                              ==========================================

Liabilities

Mortgages payable and construction loan, (Note 2)                $    22,488,686      $    22,226,947
Accrued expenses and other liabilities, including
    accrued interest (1996--$170,690;

    1995--$168,043)                                                    2,657,661            1,040,899
                                                              ------------------------------------------
                                                                      25,146,347           23,267,846

Partners' deficiency                                                  (1,594,560)          (2,409,468)
                                                              ------------------------------------------
                                                                 $    23,551,787      $    20,858,378
                                                              ==========================================


See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                            Statements of Operations


                                                                            Year ended August 31
                                                                 1996               1995               1994
                                                          ----------------------------------------------------------
Income:

    Rentals (Notes 1 and 4):

       Minimum                                               $   9,613,342      $   9,729,591      $   9,086,148
       Percentage                                                  627,388            773,350            771,092
                                                          ----------------------------------------------------------
                                                                10,240,730         10,502,941          9,857,240
    Sundry                                                         285,405            364,891            286,856
                                                          ----------------------------------------------------------
                                                                10,526,135         10,867,832         10,144,096
Expenses, other than depreciation:
    Real estate taxes, net of tenants' reimbursements

       (1996--$787,135; 1995--$765,852; 1994--

       $692,754)                                                     6,313             14,051             46,876
    Interest (Note 2)                                            1,998,258          2,040,410          2,090,278
    Management fees (Note 3)                                       714,827            731,156            701,419
    Common area expenses, net of tenants'
       reimbursements (1996--$2,510,033;

       1995--$2,038,059; 1994--$2,553,995)                        (145,219)          (195,062)          (239,848)
    Other property expenses                                        324,539             58,135            359,637
                                                          ----------------------------------------------------------
                                                                 2,898,718          2,648,690          2,958,362
                                                          ----------------------------------------------------------
Income before depreciation and amortization                      7,627,417          8,219,142          7,185,734
Depreciation and amortization (Note 1)                             712,509            671,333            664,840
                                                          ----------------------------------------------------------
Net income                                                   $   6,914,908      $   7,547,809      $   6,520,894
                                                          ==========================================================


See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                       Statements of Partners' Deficiency


                                                    Percentage       Balance                                    Balance
                                                   Interest Per       as of                                      as of

                                                    Partnership   September 1,                                 August 31,
                                                     Agreement        1993       Distributions   Net Income       1994

                                                  -------------------------------------------------------------------------

General Partners:

    Delta Ventures, Inc.                                 0.50%   $    (18,391)  $    (34,470)  $     32,605  $    (20,256)
    Pennsylvania Real Estate Investment Trust           30.00      (1,103,451)    (2,068,200)     1,956,268    (1,215,383)

Limited Partners:

    Morris A. Kravitz Residuary Trust                    9.00        (331,035)      (620,460)       586,880      (364,615)
    Myles H. Tanenbaum                                   8.55        (314,484)      (589,437)       557,537      (346,384)
    Jordan A. Katz                                       4.50        (165,518)      (310,230)       293,440      (182,308)
    Robert T. Girling                                    4.50        (165,518)      (310,230)       293,440      (182,308)
    Lea R. Powell, Trustee under indenture of

       Arthur L. Powell                                  9.00        (331,035)      (620,460)       586,880      (364,615)
    Harold G. Schaeffer                                  4.50        (165,518)      (310,230)       293,440      (182,308)
    Adele K. Schaeffer, Trustee under indenture
       of Harold G. Schaeffer                            4.50        (165,518)      (310,230)       293,440      (182,308)
    Richard A. Jacoby                                    4.95        (182,069)      (341,253)       322,784      (200,538)
    Pennsylvania Real Estate Investment Trust           20.00        (735,634)    (1,378,800)     1,304,180      (810,254)
                                                  -------------------------------------------------------------------------
                                                       100.00%    $(3,678,171)   $(6,894,000)  $ 6,520,894    $(4,051,277)
                                                  =========================================================================



                                                                                       Balance
                                                                                        as of

                                                                                     August 31,

                                                      Distributions   Net Income        1995

                                                    ---------------------------------------------
General Partners:

    Delta Ventures, Inc.                             $    (29,530)   $    37,739   $    (12,047)
    Pennsylvania Real Estate Investment Trust          (1,771,800)     2,264,343       (722,840)

Limited Partners:

    Morris A. Kravitz Residuary Trust                    (531,540)       679,303       (216,852)
    Myles H. Tanenbaum                                   (504,963)       645,338       (206,009)
    Jordan A. Katz                                       (265,770)       339,651       (108,427)
    Robert T. Girling                                    (265,770)       339,651       (108,427)
    Lea R. Powell, Trustee under indenture of

       Arthur L. Powell                                  (531,540)       679,303       (216,852)
    Harold G. Schaeffer                                  (265,770)       339,651       (108,427)
    Adele K. Schaeffer, Trustee under indenture
       of Harold G. Schaeffer                            (265,770)       339,651       (108,427)
    Richard A. Jacoby                                    (292,347)       373,617       (119,268)
    Pennsylvania Real Estate Investment Trust          (1,181,200)     1,509,562       (481,892)
                                                    ---------------------------------------------
                                                      $(5,906,000)   $7,547,809     $(2,409,468)
                                                    =============================================



                                                                                       Balance
                                                                                        as of

                                                                                     August 31,
                                                      Distributions   Net Income        1996

                                                   ------------------------------------------------
General Partners:

    Delta Ventures, Inc.                             $    (30,500)   $    34,575   $     (7,972)
    Pennsylvania Real Estate Investment Trust          (1,830,000)     2,074,472       (478,368)

Limited Partners:

    Morris A. Kravitz Residuary Trust                    (549,000)       622,342       (143,510)
    Myles H. Tanenbaum                                   (521,550)       591,224       (136,335)
    Jordan A. Katz                                       (274,500)       311,171        (71,756)
    Robert T. Girling                                    (274,500)       311,171        (71,756)
    Lea R. Powell, Trustee under indenture of
       Arthur L. Powell                                                                (143,510)
    Harold G. Schaeffer                                  (549,000)       622,342        (71,756)
    Adele K. Schaeffer, Trustee under indenture          (274,500)       311,171

       of Harold G. Schaeffer                            (274,500)       311,171        (71,756)
    Richard A. Jacoby                                    (301,950)       342,287        (78,931)
    Pennsylvania Real Estate Investment Trust          (1,220,000)     1,382,982       (318,910)
                                                   ------------------------------------------------
                                                      $(6,100,000)    $6,914,908    $(1,594,560)
                                                   ================================================


See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                            Statements of Cash Flows


                                                                            Year ended August 31
                                                                 1996               1995               1994
                                                          ----------------------------------------------------------

Operating activities

Net income                                                   $   6,914,908      $   7,547,809      $   6,520,894
Adjustments to reconcile net income to net cash
    provided by operating activities:

       Depreciation and amortization                               712,509            671,333            664,840
       Amortization of deferred charges                            434,908             35,968                  -
       Changes in operating assets and liabilities:

          Due from tenants and others and accrued rent            (509,966)          (128,606)          (553,443)
          Prepaid expenses and other assets                        (18,069)           (31,261)          (110,066)
          Accrued expenses and other liabilities                    20,701           (108,134)           554,884
                                                          ----------------------------------------------------------
Net cash provided by operating activities                        7,554,991          7,987,109          7,077,109

Investing activities

Deferred charges                                                (1,083,014)          (107,908)                 -
Expenditures for property and equipment                           (512,748)           (17,872)            (6,341)
                                                          ----------------------------------------------------------
Net cash used in investing activities                           (1,595,762)          (125,780)            (6,341)

Financing activities

Proceeds from construction loan                                    884,368                  -                  -
Principal payments on mortgages                                   (622,629)          (569,154)          (520,267)
Deferred finance costs                                             (61,117)                 -                  -
Distributions paid to partners                                  (6,100,000)        (5,906,000)        (6,894,000)
                                                          ----------------------------------------------------------
Net cash used in financing activities                           (5,899,378)        (6,475,154)        (7,414,267)
                                                          ----------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    59,851          1,386,175           (343,499)
Cash and cash equivalents at beginning of year                   1,707,710            321,535            665,034
                                                          ----------------------------------------------------------
Cash and cash equivalents at end of year                     $   1,767,561      $   1,707,710      $     321,535
                                                          ==========================================================


See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                          Notes to Financial Statements

                                 August 31, 1996

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

Depreciation is computed on the straight-line method generally over 35 years for the shopping center and 22 years for the office building, representing the estimated lives of the assets.

Recognition of Rental Income

Minimum rent is recognized on a straight-line basis over the lease terms regardless of when payments are due. Accrued rent represents minimum rent recognized in excess of payments due.

Percentage rents are accrued as income for those tenants whose sales volume at August 31 exceeded the minimum annual sales volumes required for percentage rents.

Deferred Charges

Deferred charges, consisting of costs incurred that are reimbursable from tenants, are amortized as tenants are billed. Accumulated amortization as of August 31, 1996, 1995, and 1994 amounted to $470,876, $35,968, and $0, respectively.

Deferred Finance Costs

Costs incurred in connection with the construction loan and the refinancing described in Note 2 have been capitalized. The costs related to the construction loan will be fully amortized on the date of the refinancing. Costs associated with the refinancing will be amortized over the term of the related mortgage.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Mortgages Payable and Construction Loan: The fair values of the mortgages payable and construction loan have not been disclosed due to the refinancing which occurred on September 18, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                            Lehigh Valley Associates
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)

1.    Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

2. Mortgages Payable and Construction Loan


                                                                             Year ended August 31
                                                                 1996               1995                1994
                                                          -----------------------------------------------------------

Mortgage note on Property--payable in monthly

    installments of $192,002, including interest at 9%

    through 2012                                             $  19,363,950      $  19,898,791      $  20,387,762

Mortgage note on Property--payable in monthly installments of $16,909, including interest at

    9-3/4%, through 2012                                         1,630,209          1,671,934          1,709,798

Mortgage note on Property--payable in monthly installments of $4,475, including interest at

    10-3/8%, through 2012                                          415,855            425,837            434,841

Mortgage note on office building and fringe land--payable in monthly installments of $4,434, including interest

    at 8%, through 2001                                            194,304            230,385            263,700

Construction loan--interest only, payable monthly at variable rate (8.75% at June 30, 1996) on outstanding draws up to $4,770,000, principal due earlier of

    March 30, 1997 or refinancing, as defined.                     884,368                  -                  -
                                                          -----------------------------------------------------------
                                                             $  22,488,686      $  22,226,947      $  22,796,101
                                                          ===========================================================

The above mortgages are collateralized by the respective real estate and tenant leases. The construction loan is guaranteed by the general partners.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)

2.    Mortgages Payable and Construction Loan (continued)

The Partnership refinanced the above mortgages and construction loan on September 18, 1996 with a mortgage loan obtained from an insurance company. The proceeds of the mortgage loan of $54,000,000 were used to pay off the outstanding principal and interest due on all of the above loans, pay prepayment fees and other closing costs, including approximately $338,000 paid to an affiliate, and provided a $26,000,000 distribution to the partners.

The mortgage is secured by the property and an assignment of leases and rents and requires monthly payments of principal and interest of $413,210 (based on annual interest of 7.9%) with remaining unpaid principal due on October 10, 2006.

Principal payments on the mortgage dated September 18, 1996 are due as follows:

                  Year ending August 31:

                     1997                           $       594,500
                     1998                                   766,857
                     1999                                   829,682
                     2000                                   897,653
                     2001                                   971,192
                     Thereafter                          49,940,116
                                                 ----------------------
                                                    $    54,000,000

                                                 ======================

Interest paid on the mortgages during 1996, 1995, and 1994 amounted to $1,995,611, $2,044,685, and $2,093,560, respectively.

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

                            Lehigh Valley Associates
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)

3. Related Party Transactions (continued)

During 1996, development fees of $220,000 were paid to an affiliate in connection with certain renovations of the center.

4. Leases

The Partnership earns rental income under operating leases with retail tenants. Leases generally provide for minimum rentals plus percentage rentals based on the tenants' sales volume and also require each tenant to pay a portion of real estate taxes and common area expenses. In addition, leases provide for the tenants to pay utility charges to an affiliate. Lease periods generally range from 10 to 20 years and contain various renewal options.

The Partnership also earns rental income under leases with commercial tenants located in its office building. Such leases generally provide for the tenant to pay minimum rentals plus a portion of increases in real estate taxes and operating expenses. Commercial lease periods generally range from 3 to 5 years and contain various renewal options.

The following is a schedule by year of future minimum rental payments on noncancelable tenant operating leases as of August 31, 1996 and does not include any amounts due as percentage rent or the exercise of renewal options under existing leases:

Years ending August 31:

    1997                                    $     8,712,000
    1998                                          8,088,000
    1999                                          7,777,000
    2000                                          7,539,000
    2001                                          7,083,000
    Thereafter                                   20,469,000
                                            ---------------
                                            $    59,668,000

                                            ===============

                                 EXHIBIT INDEX

                                   EXHIBITS

Exhibit No.                      Description                               Page

   4.1 Revolving Credit Agreement dated August 29, 1996, between the Trust and CoreStates Bank, N.A. as lender.

   4.2           Form of Revolving Credit Agreement Note.

   4.3 Guaranty dated August 29, 1996 of the Trust in favor of CoreStates Bank, N.A.

   4.7           Second Amendment to Secured Loan Agreement dated
                 April 25, 1995 among the Trust, CoreStates Bank,
                 N.A., as lender and as agent, and PNC Bank, National
                 Association.

   4.8           Third Amendment to Secured Loan Agreement dated
                 August 29, 1991 among the Trust, CoreStates Bank,

                 N.A., as lender and as agent, and PNC Bank, National
                 Association.

  13.1           "Market Price and Distribution Record" contained on
                 the inside back page of the Trust's 1996 Annual Report
                 to Shareholders; "Financial Highlights" contained on
                 page 1 of the Trust's 1996 Annual Report to
                 Shareholders; consolidated financial statements,
                 including "Notes to consolidated financial statements"
                 and "Report of independent public accountants," pages
                 12-20 of the Trust's 1996 Annual Report to
                 Shareholders; and "Management's Discussion and
                 Analysis of Financial Condition and Results of
                 Operations" contained on pages 21-23 of the Trust's
                 1996 Annual Report to Shareholders.
   21            Listing of subsidiaries

  23.1 Consent of Arthur Andersen LLP (Independent Public Accountants of the Trust).

  23.2 Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

   27            Financial Data Schedule