Form 10-K/A
period 1996-08-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1996-12-02
CIK 77281

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                 FORM 10-K/A-1

                               -----------------

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

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

     This Amendment No. 1 to Report on Form 10-K of Pennsylvania Real Estate Investment Trust (1-6300) (the Trust) for its fiscal year ended August 31, 1996 is being filed for the sole purpose of filing in electronic format
Exhibit 13.1 thereto (being portions of the Trust's Annual Report to Shareholders identified in the description to Exhibit 13.1). Unanticipated technical difficulties presented the timely preparation and submission of
Exhibit 13.1 in electronic format. Paper copy of Exhibit 13.1 was timely filed by the Trust with the Securities and Exchange Commission on Form SE on November 29, 1996.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

        (3)  Exhibits

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

                                     PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                 (The Registrant)

Date: December 2, 1996               By: /s/ Sylvan M. Cohen
                                         --------------------------------------
                                         Sylvan M. Cohen, Chairman and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:

/s/ Sylvan M. Cohen
------------------------------
Sylvan M. Cohen,                                         December 2, 1996
Chairman and Chief Executive Officer and Trustee
(Principal Executive Officer)

          *
------------------------------
Jonathan B. Weller,                                      December 2, 1996
President and Chief Operating Officer and Trustee


          *
------------------------------
William R. Dimeling,                                     December 2, 1996
Trustee

          *
------------------------------
Jack Farber,                                             December 2, 1996
Trustee

          *
------------------------------
Robert Freedman,                                         December 2, 1996
Trustee

          *
------------------------------
Lee Javitch,                                             December 2, 1996
Trustee

          *
------------------------------
Leonard I. Korman,                                        December 2, 1996
Trustee

          *
------------------------------
Jeffrey P. Orleans,                                       December 2, 1996
Trustee

          *
------------------------------
Robert G. Rogers,                                         December 2, 1996
Executive Vice President and Trustee


          *
------------------------------
Dante J. Massimini,                                       December 2, 1996
Senior Vice President - Finance and Treasurer
(Principal Financial and Accounting Officer)

* /s/ Sylvan M. Cohen
------------------------------
By Sylvan M. Cohen,                                       December 2, 1996
Attorney-In-Fact

                                 EXHIBIT INDEX

                                   EXHIBITS

===============================================================================
Exhibit No.                    Description                                 Page

-------------------------------------------------------------------------------
  13.1         "Market Price and Distribution Record" contained on
               the inside back page of the Trust's 1996 Annual Report
               to Shareholders; "Financial Highlights" contained on
               page 1 of the Trust's 1996 Annual Report to
               Shareholders; consolidated financial statements,
               including "Notes to consolidated financial statements"
               and "Report of independent public accountants," pages
               12-20 of the Trust's 1996 Annual Report to
               Shareholders; and "Management's Discussion and
               Analysis of Financial Condition and Results of
               Operations" contained on pages 21-23 of the Trust's
               1996 Annual Report to Shareholders.
===============================================================================