Form 10-Q
period 1996-11-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1997-01-15
CIK 77281

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     November 30, 1996
                                -------------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                           1-6300
                               -----------------------------------------

                    Pennsylvania Real Estate Investment Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Pennsylvania                                               23-6216339
---------------------------------------------------------------        -------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

    455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA                               19034
---------------------------------------------------------------        -------------------------------------
       (Address of principal executive office)                                         (Zip Code)

Registrant's telephone number, including area code                                   (215) 542-9250
                                                                       -------------------------------------
                                                             N/A
                       --------------------------------------------------------------------------------
                      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of beneficial interest outstanding at November 30, 1996:   8,678,098
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------



This report includes a total of 12 pages.
-------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                       Page

Part I.  Financial Information

Financial Statements (Unaudited):

   Consolidated Balance Sheets--November 30, 1996
      and August 31, 1996 (Audited)                                    1-2

   Consolidated Statements of Income--Three Months
      Ended November 30, 1996 and 1995                                  3

   Consolidated Statements of Cash Flows--Three Months
      Ended November 30, 1996 and 1995                                  4

   Notes to Consolidated Financial Statements                          5-7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             8-10


Part II.  Other Information

Item 6 (Items 1 through 5--not applicable)                             11

Signatures                                                             12

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                    (Note 1)

                                     ASSETS



                                                      November 30,    August 31,
                                                         1996            1996
                                                     -------------  ------------
                                                      (Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
    Apartment buildings                              $157,080,000   $156,102,000
    Industrial properties                               5,078,000      5,078,000
    Shopping centers and retail stores                 37,379,000     37,362,000
                                                     ------------   ------------

             Total investments in real estate         199,537,000    198,542,000

    Less-Accumulated depreciation                      46,172,000     44,693,000
                                                     ------------   ------------
                                                      153,365,000    153,849,000
INVESTMENTS IN PARTNERSHIPS AND
    JOINT VENTURES, at equity (Note 2)                  1,246,000     16,995,000

NOTES RECEIVABLE                                        1,649,000      1,649,000
                                                     ------------   ------------

                                                      156,260,000    172,493,000
LESS-Allowance for possible losses                      1,998,000      2,042,000
                                                     ------------   ------------

                                                      154,262,000    170,451,000
OTHER ASSETS:
    Cash and cash equivalents                           2,026,000      1,030,000
    Rents and sundry receivables                          617,000        608,000
    Deferred costs, prepaid real estate
       taxes and expenses, net                          5,597,000      5,636,000
                                                     ------------   ------------

                                                     $162,502,000   $177,725,000
                                                     ============   ============


        The accompanying notes are an integral part of these statements.


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    (Note 1)

                      LIABILITIES AND BENEFICIARIES' EQUITY


                                                                               November 30,     August 31,
                                                                                  1996             1996
                                                                               ------------     ----------
                                                                               (Unaudited)
LIABILITIES:
    Mortgage notes payable                                                    $  84,484,000    $  84,833,000
    Bank loans payable                                                           26,941,000       39,315,000
    Tenants' deposits and deferred rents                                          1,199,000        1,422,000
    Accrued pension and retirement benefits                                       1,071,000        1,207,000
    Accrued expenses and other liabilities                                        3,083,000        3,901,000
                                                                              -------------    -------------

                                                                                116,778,000      130,678,000
                                                                              -------------    -------------
MINORITY INTEREST IN CONSOLIDATED
    PARTNERSHIP (Note 2)                                                            626,000          542,000
                                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

BENEFICIARIES' EQUITY (Note 3):
    Shares of beneficial interest, $1 par; authorized unlimited; issued and outstanding 8,678,098 shares at November 30, 1996, and 8,676,098
       shares at August 31, 1996                                                  8,678,000        8,676,000
    Capital contributed in excess of par                                         53,164,000       53,133,000
    Distributions in excess of net income                                       (16,744,000)     (15,304,000)
                                                                              -------------    -------------

                                                                                 45,098,000       46,505,000
                                                                              -------------    -------------

                                                                              $ 162,502,000    $ 177,725,000
                                                                              =============    =============





        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                        CONSOLIDATED STATEMENTS OF INCOME

                                    (Note 1)

                                   (Unaudited)



                                                                Three Months Ended
                                                                    November 30
                                                          ----------------------------
                                                               1996            1995
                                                          ------------    ------------
REVENUES:
    Gross revenues from real estate                       $  9,968,000    $  9,638,000
    Interest and other income                                   95,000          38,000
                                                          ------------    ------------

                                                            10,063,000       9,676,000
                                                          ------------    ------------
EXPENSES:
    Property operating expenses                              4,013,000       3,782,000
    Depreciation and amortization                            1,540,000       1,452,000
    General and administrative expenses                        748,000         671,000
    Mortgage and bank loan interest                          2,359,000       2,416,000
                                                          ------------    ------------

                                                             8,660,000       8,321,000
                                                          ------------    ------------
          Income before minority interest and equity in
              income of partnerships and joint ventures      1,403,000       1,355,000

MINORITY INTEREST                                              (90,000)        (76,000)
EQUITY IN INCOME OF PARTNERSHIPS AND
    JOINT VENTURES (Note 2)                                  1,326,000       1,566,000
                                                          ------------    ------------

NET INCOME                                                $  2,639,000    $  2,845,000
                                                          ============    ============

NET INCOME PER SHARE                                      $        .30    $        .33
                                                          ============    ============
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                       8,678,098       8,676,098
                                                          ============    ============





        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (NOTES 1 AND 4)

                                                                                 Three Months Ended
                                                                                     November 30
                                                                          -------------------------------
                                                                               1996               1995
                                                                          ------------       ------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $  2,639,000       $  2,845,000
    Adjustments to reconcile net income to net cash
       provided by operating activities-
          Minority interest in income of
              consolidated partnership                                          90,000             76,000
          Depreciation and amortization                                      1,540,000          1,452,000
          Decrease in allowance for possible losses                            (44,000)          (132,000)
          Change in assets and liabilities-
              Rents and sundry receivables                                      (9,000)           (28,000)
              Deferred costs, prepaid real estate taxes and expenses           (23,000)          (728,000)
              Accrued pension and retirement benefits                         (137,000)          (108,000)
              Accrued expenses and other liabilities                          (819,000)          (672,000)
              Tenants' deposits and deferred rents                            (221,000)          (122,000)
                                                                          ------------       ------------
                 Net cash provided by operating activities                   3,016,000          2,583,000
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in wholly owned real estate                                   (995,000)        (1,044,000)
    Investments in partnerships and joint ventures                              (7,000)          (146,000)
    Increase in advances to partnerships and joint ventures                    (49,000)           (60,000)
    Cash distributions from partnerships and joint ventures
       in excess of equity in income                                        15,805,000            569,000
    Cash distributions to minority partners                                     (6,000)          (102,000)
                                                                          ------------       ------------
                 Net cash provided by (used in)
                    investing activities                                    14,748,000           (783,000)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal installments on mortgage notes payable                          (349,000)          (283,000)
    Repayment of bank loans payable                                        (12,374,000)        (5,182,000)
    Increase in mortgage notes payable                                            --            8,800,000
    Payment of deferred financing costs                                           --             (704,000)
    Shares of beneficial interest issued                                        33,000               --
    Distributions paid to beneficiaries                                     (4,078,000)        (4,078,000)
                                                                          ------------       ------------
                 Net cash used in financing activities                     (16,768,000)        (1,447,000)
                                                                          ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      996,000            353,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,030,000          1,099,000
                                                                          ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  2,026,000       $  1,452,000
                                                                          ============       ============

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995



1.  BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, except as to the balance sheet as of August 31, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain reclassifications of prior year amounts have been made to conform with current year presentation.

2.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following presents summarized financial information as to the Registrant's equity in the assets and liabilities of the 27 partnerships and joint ventures at November 30, 1996 and August 31, 1996, and the Registrant's equity in income for the three months ended November 30, 1996 and 1995:

                                                          November 30,         August 31,
                                ASSETS                        1996                1996
                                                         -------------       -------------
                                                          (Unaudited)
Investments in real estate, at cost:
   Apartment buildings                                   $ 106,207,000       $ 105,480,000
   Industrial property                                       1,264,000           1,264,000
   Shopping centers and retail stores                      131,451,000         128,936,000
   Land held for development                                 4,446,000           4,446,000
                                                         -------------       -------------

           Total investments in real estate                243,368,000         240,126,000
   Less-accumulated depreciation                            75,663,000          73,989,000
                                                         -------------       -------------

                                                           167,705,000         166,137,000
Cash and cash equivalents                                    8,084,000           5,589,000
Other assets                                                 6,223,000           6,020,000
                                                         -------------       -------------

           Total assets                                    182,012,000         177,746,000
                                                         -------------       -------------

                        LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable                                     170,410,000         133,578,000
Bank loans payable                                           8,263,000           9,124,000
Other liabilities                                            4,277,000           4,436,000
                                                         -------------       -------------

           Total liabilities                               182,950,000         147,138,000
                                                         -------------       -------------

Total partners' equity                                        (938,000)         30,608,000
Partners' share                                             (2,184,000)        (13,613,000)
                                                         -------------       -------------

Investment in partnerships and joint ventures            $   1,246,000       $  16,995,000
                                                         =============       =============

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                                  Three Months Ended
                                                                     November 30
                                                          --------------------------------
                                                               1996               1995
                                                          ------------       -------------
                                                                    (Unaudited)

Gross revenues from real estate                           $ 13,545,000       $  13,065,000
                                                          ------------       -------------
Expenses:
    Property operating expenses                              5,202,000           4,992,000
    Mortgage and bank loan interest                          3,858,000           3,187,000
    Depreciation and amortization                            1,756,000           1,705,000
                                                          ------------       -------------

                                                            10,816,000           9,884,000
                                                          ------------       -------------

                                                             2,729,000           3,181,000
Partners' share                                             (1,403,000)         (1,615,000)
                                                          ------------       -------------

Equity in income of partnerships and joint ventures       $  1,326,000       $   1,566,000
                                                          ============       =============

One partnership, in which the Registrant is a general partner and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities of such partnership are included in the consolidated financial statements at 100%. The minority partner's interest is 35%.

3.  DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period in fiscal 1996 for distribution are as follows:

                                                                       Amount
                                                                        Per
      Date Declared          Record Date          Payment Date         Share
   ------------------    ----------------      ------------------      ------
   December 20, 1996     January 31, 1997      February 18, 1997        $.47

   December 15, 1995     January 31, 1996      February 15, 1996        $.47

4. CASH FLOW INFORMATION:

Cash paid for interest was $2,344,000 and $2,514,000 for the three months ended November 30, 1996 and 1995, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the three months ended November 30, 1996, the Registrant advanced funds totaling $1,000 which were recorded against the previously established reserves.

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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

In September 1996, Lehigh Valley Mall, which is owned by a partnership in which the Registrant has a 50% interest, was refinanced in the amount of $54,000,000. The new loan was sufficient to repay the existing debt of approximately $22,000,000, fund renovations to the mall of $5,000,000, and provide excess proceeds which were distributed to the owners. The Registrant's share of the distribution was $13,000,000. The new ten-year mortgage loan bears interest at 7.9% with principal payments based on a twenty-five year amortization schedule. The renovations to Lehigh Valley Mall were completed in November 1996 and consist primarily of improvements to internal common areas.

In September 1996, a partnership in which the Registrant has a 50% interest completed the refinancing of its 232-unit apartment community in West Chester, Pennsylvania, with the placement of a $5,400,000 twenty-year mortgage maturing in October 2016. The interest rate is 8.345% and amortization is based on a thirty-year schedule. The Registrant received $2,400,000 of the net proceeds of this refinancing while the Registrant's partners received the balance pursuant to the terms of the Partnership Agreement.

Subsequent to the end of the first quarter, the Registrant sold its partnership interests in three shopping centers in Lancaster, Waynesburg, and Beaver Falls, Pennsylvania, to its partners for a cash consideration of $2,000,000 plus the assumption of debt of $3,500,000. The Registrant realized a gain of approximately $1,400,000.

Funds from operations (FFO) increased by $92,000 for the three months ended November 30, 1996, as compared to the same period in 1995 as follows:

                                                                Three Months Ended
                                                                   November 30
             Funds from Operations(1)                    -----------------------------
------------------------------------------------------       1996             1995
                                                         -----------       -----------
Net income                                               $ 2,639,000       $ 2,845,000

Add:
   Depreciation and amortization-
     Wholly owned and consolidated partnerships (2)        1,474,000         1,388,000
     Unconsolidated partnerships and joint ventures          852,000           844,000
     Refinancing prepayment penalty                          214,000              --

Less:
   Depreciation of non-real estate assets                    (51,000)          (49,000)
   Amortization of deferred financing costs                  (78,000)          (70,000)
                                                         -----------       -----------

Funds from operations                                    $ 5,050,000       $ 4,958,000
                                                         ===========       ===========

(1) Funds from operations ("FFO") is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs. FFO should not be construed as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Trust's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

(2) Net of minority interest of $66,000 in 1996 and $64,000 in 1995.

Net cash provided by operating activities increased to $3,016,000 from $2,583,000 for the three months ended November 30, 1996, as compared to the three months ended November 30, 1995. The increase is a result of the non-recurring prepayment of real estate taxes and other expenses of $484,000 for Boca Palms Apartments and normal timing-related prepayments of approximately $150,000 for the three months ended November 30, 1995. This increase is offset by the decrease in net income of $206,000, the components of which are discussed below in results of operations.

Net cash provided by investing activities was $14,748,000 for the three months ended November 30, 1996 as compared to net cash used in investing activities of $783,000 in the same period last year. The increase is attributable to aggregate partnership distributions of $15,400,000 the Registrant received from the refinancing of Lehigh Valley Mall and Cambridge Hall Apartments discussed above.

Net cash used in financing activities was $16,768,000 for the three months ended November 30, 1996 as compared to $1,447,000 used in the same period last year. Financing activities in the three months ended November 30, 1996 included a reduction in bank loans payable of $12,373,000 and distributions paid to beneficiaries of $4,079,000. Financing activities in the three months ended November 30, 1995 included a reduction in bank loans payable of $5,182,000, an increase in mortgage notes payable of $8,800,000 on Shenandoah Apartments, and distributions paid to beneficiaries of $4,078,000.

Results of Operations

Three Month Periods Ended November 30, 1996 and 1995

Gross revenues from real estate increased by $330,000 to $9,968,000 for the three month period ended November 30, 1996 as compared to the same period in the prior year. The 1996 period included $195,000 of revenues attributable to Forestville Plaza which the Registrant acquired in the prior fiscal year. The 1995 period included $127,000 of revenues attributable to Chateau Apartments which the Registrant sold in the prior fiscal year. Revenues from properties owned during both periods increased by $262,000 primarily as a result of increases in apartment revenues.

Operating expenses increased by $232,000 to $4,012,000. The 1996 period included $80,000 of expenses attributable to Forestville Plaza which the Registrant acquired in the prior fiscal year. The 1995 period included $80,000 of expenses attributable to Chateau Apartments which the Registrant sold in the prior year. Operating expenses from properties owned during both periods increased by $232,000.

Depreciation and amortization increased by $88,000 to $1,540,000 primarily as a result of the addition of the Forestville property and the deletion of the Chateau property.

General and administrative expenses increased by $77,000 to $748,000 due to normal increases in this expense.

Mortgage and bank loan interest expense decreased $57,000 to $2,359,000 as a result of decreased borrowing against the Registrant's credit facility.

Equity in income of partnerships and joint ventures decreased by $240,000 to $1,326,000 primarily as a result of an increase in mortgage interest expense of $327,000 primarily due to the refinancing of Lehigh Valley Mall and Cambridge Hall Apartments during the three months ended November 30, 1996. Mortgage interest expense includes a prepayment penalty in the amount of $214,000 due to the Lehigh Valley Mall refinancing.

Net income for the quarter ended November 30, 1996 decreased to $2,639,000 from $2,845,000 as reported in the comparable period in the prior year.

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










                         PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                         -----------------------------------------
                                          Registrant



                        By   /s/    Jonathan B. Weller
                           ----------------------------------------------------
                                                  Jonathan B. Weller,
                                         President and Chief Operating Officer



                        By   /s/    Dante J. Massimini
                           ----------------------------------------------------
                                                  Dante J. Massimini,
                                          Senior Vice President and Treasurer





Date:  January 14, 1997

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










                         PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                         -----------------------------------------
                                          Registrant



                        By
                           ----------------------------------------------------
                                                 Jonathan B. Weller,
                                        President and Chief Operating Officer



                        By
                           ----------------------------------------------------
                                                 Dante J. Massimini,
                                         Senior Vice President and Treasurer





Date:  January 14, 1997
                                      -12-