Form 10-Q
period 1997-02-28
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1997-04-11
CIK 77281

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended        February 28, 1997
                                 --------------------------

[  ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities
     Exchange Act Of 1934

For the transition period from ______________________ to _______________________

Commission File Number                       1-6300
                                           ----------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-6216339
-------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA                19034
-------------------------------------------------------            ----------
       (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code                (215) 542-9250
                                                  ------------------------------

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

      Shares of beneficial interest outstanding at April 1, 1997: 8,678,098
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


This report includes a total of 13 pages.

--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                         Page

Part I.  Financial Information

Financial Statements (Unaudited):

   Consolidated Balance Sheets--February 28, 1997
      and August 31, 1996 (Audited)                                       1-2

   Consolidated Statements of Income--Three and Six Months
      Ended February 28, 1997 and February 29, 1996                        3

   Consolidated Statements of Cash Flows--Six Months Ended
      February 28, 1997 and February 29, 1996                              4

   Notes to Unaudited Consolidated Financial Statements                   5-7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                8-11


Part II.  Other Information

   Item 4 (Items 1 through 3 not applicable)                              12

   Item 5                                                                 12

   Item 6                                                                 12

   Signatures                                                             13

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                  February 28,          August 31,
                                                                                     1997                  1996
                                                                               ---------------       ---------------
                                                                                  (Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
    Apartment buildings                                                         $    158,071,000     $    156,102,000
    Industrial properties                                                              5,078,000            5,078,000
    Shopping centers and retail stores                                                37,383,000           37,362,000
                                                                                ----------------     ----------------

             Total investments in real estate                                        200,532,000          198,542,000
    Less- Accumulated depreciation                                                    47,666,000           44,693,000
                                                                                ----------------     ----------------

                                                                                     152,866,000          153,849,000
INVESTMENTS IN PARTNERSHIPS AND
    JOINT VENTURES, at equity (Note 2)                                                    10,000           16,995,000

NOTES RECEIVABLE                                                                              --            1,649,000
                                                                                ----------------     ----------------
                                                                                     152,876,000          172,493,000
LESS- Allowance for possible losses                                                    1,930,000            2,042,000
                                                                                ----------------     ----------------

                                                                                     150,946,000          170,451,000
OTHER ASSETS:
    Cash and cash equivalents                                                          4,335,000            1,030,000
    Rents and sundry receivables                                                         451,000              608,000
    Deferred costs, prepaid real estate taxes and expenses, net                        5,730,000            5,636,000
                                                                                ----------------     ----------------

                                                                                $    161,462,000     $    177,725,000
                                                                                ================     ================




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND BENEFICIARIES' EQUITY



                                                                                  February 28,          August 31,
                                                                                     1997                  1996
                                                                                ----------------     ----------------
                                                                                  (Unaudited)
LIABILITIES:
    Mortgage notes payable                                                      $     84,213,000     $     84,833,000
    Bank loans payable                                                                26,853,000           39,315,000
    Tenants' deposits and deferred rents                                               1,266,000            1,422,000
    Accrued pension and retirement benefits                                            1,093,000            1,207,000
    Accrued expenses and other liabilities                                             3,403,000            3,901,000
                                                                                ----------------     ----------------

                                                                                     116,828,000          130,678,000
                                                                                ----------------     ----------------

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP
    (Note 2)                                                                             633,000              542,000
                                                                                ----------------     ----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

BENEFICIARIES' EQUITY (Note 3):
    Shares of beneficial interest, $1 par; authorized, unlimited; issued and outstanding 8,678,098 shares at February 28, 1997 and 8,676,098 at
       August 31, 1996                                                                 8,678,000            8,676,000
    Capital contributed in excess of par                                              53,164,000           53,133,000
    Distributions in excess of net income                                            (17,841,000)         (15,304,000)
                                                                                ----------------     ----------------

                                                                                      44,001,000           46,505,000
                                                                                ----------------     ----------------

                                                                                $    161,462,000     $    177,725,000
                                                                                ================     ================




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)




                                                                   Three Months Ended              Six Months Ended
                                                             -----------------------------  -----------------------------
                                                              February 28,   February 29,    February 28,    February 29,
                                                                  1997           1996            1997            1996
                                                             -------------   -------------   ------------    ------------
REVENUES:
    Gross revenues from real estate                          $  10,117,000  $   9,620,000   $  20,085,000   $  19,257,000
    Interest and other income                                       69,000         47,000         164,000          85,000
                                                             -------------  -------------   -------------   -------------

                                                                10,186,000      9,667,000      20,249,000      19,342,000
                                                             -------------  -------------   -------------   -------------

EXPENSES:
    Property operating expenses                                  4,175,000      4,132,000       8,187,000       7,913,000
    Depreciation and amortization                                1,555,000      1,404,000       3,096,000       2,856,000
    General and administrative expenses                            824,000        752,000       1,572,000       1,423,000
    Mortgage and bank loan interest                              2,248,000      2,441,000       4,605,000       4,858,000
    Provision for losses on investments                            500,000            --          500,000             --
                                                             -------------  -------------   -------------   ------------

                                                                 9,302,000      8,729,000      17,960,000      17,050,000
                                                             -------------  -------------   -------------   -------------

          Income before minority interest, equity in
           income of partnerships and joint ventures
           and gains on sales of interests in real
           estate                                                  884,000        938,000       2,289,000       2,292,000

MINORITY INTEREST                                                  (83,000)       (66,000)       (174,000)       (142,000)
EQUITY IN INCOME OF PARTNERSHIPS
    AND JOINT VENTURES (Note 2)                                    719,000      1,464,000       2,045,000       3,031,000
GAINS ON SALES OF INTERESTS IN
    REAL ESTATE                                                  1,461,000            --        1,461,000             --
                                                             -------------  -------------   -------------   ------------

NET INCOME                                                   $   2,981,000  $   2,336,000   $   5,621,000   $   5,181,000
                                                             =============  =============   =============   =============

NET INCOME PER SHARE                                         $       0.34   $       0.27    $       0.65    $       0.60
                                                             ============   ============    ============    ============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                        8,678,098      8,676,098       8,677,527       8,676,098
                                                             =============  =============   =============   =============





        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended
                                                                                   ------------------------------------
                                                                                      February 28,       February 29,
                                                                                          1997               1996
                                                                                   ----------------      --------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $     5,621,000    $     5,181,000
    Adjustments to reconcile net income to
       net cash provided by operating activities-
          Minority interest in income of
              consolidated partnership                                                       174,000            142,000
          Depreciation and amortization                                                    3,096,000          2,856,000
          Gains on sales of interests in real estate                                      (1,461,000)               --
          Provision for losses on investments                                                500,000                --
          Expenses charged against allowance for possible losses                            (611,000)          (263,000)
          Change in assets and liabilities-
              Rents and sundry receivables                                                   157,000            (37,000)
              Deferred costs, prepaid real estate taxes and expenses                        (217,000)          (745,000)
              Accrued pension and retirement benefits                                       (114,000)           (93,000)
              Accrued expenses and other liabilities                                        (499,000)          (325,000)
              Tenants' deposits and deferred rents                                          (156,000)          (126,000)
                                                                                     ---------------    ---------------
                 Net cash provided by operating activities                                 6,490,000          6,590,000
                                                                                     ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in wholly owned real estate                                               (1,991,000)        (1,618,000)
    Investments in partnerships and joint ventures                                           (96,000)          (153,000)
    Increase in advances to partnerships and joint ventures                                  (85,000)          (107,000)
    Cash distributions from partnerships and joint ventures in excess of equity
       in income                                                                          16,557,000          1,652,000
    Cash proceeds from sales of interests in partnerships and
       joint ventures                                                                      2,069,000                --
    Decrease in notes receivable                                                           1,649,000                --
    Cash distributions to minority partners                                                  (82,000)          (109,000)
                                                                                     ---------------    ---------------
                 Net cash provided by (used in) investing activities                      18,021,000           (335,000)
                                                                                     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal installments on mortgage notes payable                                        (620,000)          (572,000)
    Repayment of bank loans payable                                                      (12,462,000)        (5,100,000)
    Increase in mortgage notes payable                                                           --           8,800,000
    Payment of deferred financing costs                                                          --            (704,000)
    Shares of beneficial interest issued                                                      33,000                --
    Distributions paid to beneficiaries                                                   (8,157,000)        (8,156,000)
                                                                                     ---------------    ---------------
                 Net cash used in financing activities                                   (21,206,000)        (5,732,000)
                                                                                     ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,305,000            523,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             1,030,000          1,099,000
                                                                                     ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $     4,335,000    $     1,622,000
                                                                                     ===============    ===============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

1.  BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Registrant as of February 28, 1997 and August 31, 1996 and the consolidated results of its operations for the three and six months ended February 28, 1997 and February 29, 1996 and cash flows for the six months ended February 28, 1997 and February 29, 1996, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following presents summarized information as to the Registrant's equity in the assets and liabilities of 24 partnerships and joint ventures at February 28, 1997 and August 31, 1996, and the Registrant's equity in income for the three and six months ended February 28, 1997 and February 29, 1996:

                                                                                  February 28,          August 31,
                                   ASSETS                                            1997                  1996
                                   ------                                      -----------------     ----------------
                                                                                  (Unaudited)
Investments in real estate, at cost:
   Apartment buildings                                                          $    106,595,000     $    105,480,000
   Industrial property                                                                 1,264,000            1,264,000
   Shopping centers and retail stores                                                116,316,000          128,936,000
   Land                                                                                4,446,000            4,446,000
                                                                                ----------------     ----------------
           Total investments in real estate                                          228,621,000          240,126,000
   Less- Accumulated depreciation                                                     69,028,000           73,989,000
                                                                                ----------------     ----------------
                                                                                     159,593,000          166,137,000
Cash and cash equivalents                                                              7,579,000            5,589,000
Other assets                                                                           6,265,000            6,020,000
                                                                                ----------------     ----------------
           Total assets                                                              173,437,000          177,746,000
                                                                                ----------------     ----------------
                           LIABILITIES AND EQUITY
                           ----------------------
Mortgage notes payable                                                               164,000,000          133,578,000
Bank loans payable                                                                     8,300,000            9,124,000
Other liabilities                                                                      4,509,000            4,436,000
                                                                                ----------------     ----------------
           Total liabilities                                                         176,809,000          147,138,000
                                                                                ----------------     ----------------
Net equity (deficit)                                                                  (3,372,000)          30,608,000
Partners' share                                                                       (3,382,000)          13,613,000
                                                                                ----------------    -----------------
Investments in partnerships and joint ventures                                  $         10,000     $     16,995,000
                                                                                ================     ================

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                        Three Months Ended                  Six Months Ended
                                                ---------------------------------  ---------------------------------
                                                  February 28,      February 29,     February 28,      February 29,
                                                     1997              1996             1997              1996
                                                ---------------   ---------------  ---------------   ---------------
                                                           (Unaudited)                        (Unaudited)

Gross revenues from real estate                 $    12,957,000   $    13,768,000  $    26,502,000   $    26,834,000
                                                ---------------   ---------------  ---------------   ---------------
Expenses:
    Property operating expenses                       5,376,000         6,038,000       10,578,000        11,031,000
    Mortgage and bank loan interest expense           3,379,000         3,007,000        6,810,000         6,194,000
    Refinancing prepayment penalty                    1,038,000               --         1,465,000               --
    Depreciation and amortization                     1,651,000         1,760,000        3,408,000         3,464,000
                                                ---------------   ---------------  ---------------   ---------------

                                                     11,444,000        10,805,000       22,261,000        20,689,000
                                                ---------------   ---------------  ---------------   ---------------

                                                      1,513,000         2,963,000        4,241,000         6,145,000

Partners' share                                        (794,000)       (1,499,000)      (2,196,000)       (3,114,000)
                                                ---------------   ---------------  ---------------   ---------------

Equity in income of partnerships and joint
    ventures                                    $       719,000   $     1,464,000  $     2,045,000   $     3,031,000
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

3.  DISTRIBUTIONS:

The Trust anticipates declaring a distribution on April 15, 1997 at its regularly scheduled Trustees meeting. The per share amount declared in the comparable period in fiscal 1996 for distribution was as follows:

                                                                         Amount
                                                                           Per
        Date Declared          Record Date         Payment Date           Share
        -------------          -----------         ------------           -----

       April 10, 1996        April 30, 1996         May 15, 1996          $.47

4. CASH FLOW INFORMATION:

Cash paid for interest was $2,138,000 and $2,429,000 for the three months ended February 28, 1997 and February 29, 1996, and $4,482,000 and $4,943,000 for the
six months ended February 28, 1997 and February 29, 1996, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the six months ended February 28, 1997, the Registrant advanced funds totaling $6,000 which were recorded against the previously established reserves.

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

6. RECENT ACCOUNTING PRONOUNCEMENTS:

On March 3, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." The new statement is effective for fiscal years ending after December 15, 1997. When adopted, the statement will require implementing a new definition of earnings per share including restatement of prior year amounts. Management has determined there will be no significant impact upon adoption of the statement.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In December 1996, the Registrant sold to its partners the Registrant's partnership interest in three shopping centers located in Pennsylvania, in Lancaster, Waynesburg, and Beaver Falls for a cash consideration of $2,000,000 plus the assumption of debt of $3,560,000. The Registrant realized a gain of $1,461,000. In addition, the Registrant's partners paid in full the outstanding notes receivable and accrued interest in the amount of $1,286,000.

In January 1997, a partnership in which the Registrant has a 50% interest completed the refinancing of its 433-unit apartment community in Omaha, Nebraska, with the placement of a $20,500,000 ten-year mortgage maturing in February 2007. The interest rate is 7.56% and amortization is based on a thirty-year schedule. This replaced a mortgage in the amount of $18,800,000 which had an interest rate of 9.75%.

Funds from operations (FFO) increased by $305,000 and $398,000 for the three and six months ended February 28, 1997, as compared to the same periods in 1996 as follows:

                                                        Three Months Ended                  Six Months Ended
                                                ---------------------------------  ---------------------------------
                                                  February 28,      February 28,     February 28,      February 28,
                                                     1997              1996             1997              1996
                                                ---------------   ---------------  ---------------   ---------------

Funds from Operations(1)
------------------------
Net income                                      $     2,981,000   $     2,336,000  $     5,621,000   $     5,181,000
Less- Gains on sales of interests in real
   estate                                            (1,461,000)              --        (1,461,000)              --
Plus- Provision for losses on investments               500,000               --           500,000               --
                                                ---------------   ---------------  ---------------   ---------------
                                                      2,020,000         2,336,000        4,660,000         5,181,000
Plus:
   Depreciation and amortization-
     Wholly owned and consolidated
       partnership(2)                                 1,489,000         1,339,000        2,963,000         2,728,000
     Unconsolidated partnerships and joint
       ventures                                         799,000           868,000        1,651,000         1,711,000
   Refinancing prepayment penalty                       519,000               --           733,000               --
Less:
   Depreciation of non-real estate assets               (58,000)          (50,000)        (109,000)         (100,000)
   Amortization of deferred financing costs             (68,000)          (97,000)        (146,000)         (166,000)
                                                ---------------   ---------------  ---------------   ---------------
Funds from operations                           $     4,701,000   $     4,396,000  $     9,752,000   $     9,354,000
                                                ===============   ===============  ===============   ===============

(1)Funds from operations ("FFO") is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs. FFO should not be construed as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Trust's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, the Trust's measure of FFO as presented may not be comparable to similarly titled measures reported by other companies.
(2)Net of minority interest for three months of $66,000 in 1997 and $64,000 in 1996 and for six months of $133,000 in 1997 and $128,000 in 1996.

Net cash provided by operating activities decreased to $6,490,000 from $6,590,000 for the six months ended February 28, 1997, as compared to the same period last year.

Net cash provided by investing activities was $18,021,000 for the six months ended February 28, 1997 as compared to net cash used in investing activities of $335,000 in the same period last year. The increase is primarily attributable to aggregate partnership distributions of $15,400,000 the Registrant received from the refinancing of Lehigh Valley Mall and Cambridge Hall Apartments in the First Quarter 1997 and $2,000,000 proceeds from the sale of three shopping centers all located in Pennsylvania in Lancaster, Waynesburg, and Beaver Falls in the Second Quarter 1997.

Net cash used in financing activities was $21,206,000 for the six months ended February 28, 1997 as compared to $5,732,000 used in the same period last year. Financing activities in the six months ended February 28, 1997 included a reduction in bank loans payable of $12,462,000 and distributions paid to beneficiaries of $8,157,000. Financing activities in the six months ended February 29, 1996 included a reduction in bank loans payable of $5,100,000, an increase in mortgage notes payable of $8,800,000 on Shenandoah Apartments, and distributions paid to beneficiaries of $8,156,000.

Results of Operations

Three-Month Periods Ended February 28, 1997 and February 29, 1996

Gross revenues from real estate increased by $497,000 to $10,117,000 for the three month period ended February 28, 1997 as compared to the same period in the prior year. The 1997 period included $201,000 of revenues attributable to Forestville Plaza which the Registrant acquired its partners remaining 25% interest in the prior fiscal year. The 1996 period included $129,000 of revenues attributable to Chateau Apartments which the Registrant sold in the prior fiscal year. Revenues from properties owned during both periods increased by $425,000 primarily as a result of increases in apartment revenues.

Operating expenses increased by $43,000 to $4,175,000. The 1997 period included $68,000 of expenses attributable to Forestville Plaza which the Registrant acquired its partners remaining 25% interest in the prior fiscal year. The 1996 period included $85,000 of expenses attributable to Chateau Apartments which the Registrant sold in the prior year. Operating expenses from properties owned during both periods increased by $60,000.

Depreciation and amortization increased by $151,000 to $1,555,000 primarily as a result of the addition of the Forestville property, the deletion of the Chateau property, and increases in depreciation on apartments.

General and administrative expenses increased by $72,000 to $824,000 primarily as a result of costs associated with litigation.

Mortgage and bank loan interest expense decreased by $193,000 to $2,248,000 as a result of decreased borrowing against the Registrant's credit facility.

In June 1996, a partnership in which the Registrant has a 50% interest signed an option to sell a parcel of land at a stipulated price, subject to the buyer's obtaining certain zoning variance approvals. In December 1996, the option expired. As a result, management revised its estimate of the property's selling price and recorded a $500,000 provision for investment losses in the second quarter to reduce the property held for sale to its estimated net realizable value.

For the three months ended February 28, 1997, $46,000 of carrying costs on land held for sale were charged against the allowance for investment losses. In addition, the Registrant charged against the allowance for investment losses $521,000 note receivable which was forgiven in exchange for a limited partnership interest in an entity which holds an interest in a shopping center near Atlanta, Georgia. Based on management's assessment of the value of the shopping center property and the Registrant's subordinated position, a nominal value was assigned to the limited partnership interest obtained.

Equity in income of partnerships and joint ventures decreased by $745,000 to $719,000, primarily as a result of an increase in mortgage interest expense of $838,000. The increase in partnership mortgage interest expense is attributable to a prepayment penalty in the amount of $1,038,000 ($519,000 of which was the Registrant's proportional share) in connection with the Regency Apartments refinancing in the Second Quarter, as well as additional interest associated with the refinancing of Lehigh Valley Mall and Cambridge Hall Apartments during the First Quarter 1997. The above described decrease was offset by an increase in equity in income of $36,000 associated with the sale of three shopping centers in the 1997 period. In addition, equity in income from properties owned during both periods exclusive of the increase in mortgage interest mentioned above increased by $57,000.

Operating results for the three months ended February 28, 1997 included $1,461,000 gains on sales of interests in real estate described above.

Net income for the quarter ended February 28, 1997 increased to $2,981,000 from $2,336,000 as reported in the comparable period in the prior year.

Six-Month Periods Ended February 28, 1997 and February 29, 1996

Gross revenues from real estate increased by $828,000 to $20,085,000 for the six month period ended February 28, 1997 as compared to the same period in the prior year. The 1997 period included $396,000 of revenues attributable to Forestville Plaza which the Registrant acquired its partners remaining 25% interest in the prior fiscal year. The 1996 period included $256,000 of revenues attributable to Chateau Apartments which the Registrant sold in the prior fiscal year. Revenues from properties owned during both periods increased by $688,000 primarily as a result of increases in apartment revenues.

Operating expenses increased by $274,000 to $8,187,000. The 1997 period included $147,000 of expenses attributable to Forestville Plaza which the Registrant acquired its partners remaining 25% interest in the prior fiscal year. The 1996 period included $165,000 of expenses attributable to Chateau Apartments which the Registrant sold in the prior year. Operating expenses from properties owned during both periods increased by $292,000.

Depreciation and amortization increased by $240,000 to $3,096,000 primarily as a result of the addition of the Forestville property, the deletion of the Chateau property, and increases in depreciation on apartments.

General and administrative expenses increased by $149,000 to $1,572,000 primarily as a result of costs associated with litigation.

Mortgage and bank loan interest expense decreased $253,000 to $4,605,000 as a result of decreased borrowing against the Registrant's credit facility.

Equity in income of partnerships and joint ventures decreased by $986,000 to $2,045,000, primarily as a result of an increase in mortgage interest expense of $1,313,000. The increase in partnership mortgage interest expense is attributable to prepayment penalties of $1,466,000 ($733,000 of which was the Registrant's proportional share) in connection with refinancings, as well as additional interest associated with the refinancings of Regency Apartments during the Second Quarter 1997 and Lehigh Valley Mall and Cambridge Hall Apartments during the First Quarter 1997. The above described decrease was offset by an increase in equity in income of $110,000 associated with the sale of three shopping centers in the 1997 period. In addition, equity in income from properties owned during both periods exclusive of the increase in mortgage interest mentioned above increased by $217,000.

Operating results for the six month period ended February 28, 1997 included $1,461,000 gains on sales of interests in real estate described above.

Net income for the six months period ended February 28, 1997 decreased to $5,621,000 from $5,181,000 as reported in the comparable period in the prior year.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Holders of Certificates of Beneficial Interest of the Registrant was held on December 20, 1996.

At such meeting, Messrs. Robert Freedman, Leonard I. Korman and Jeffrey P. Orleans were reelected to the Board of Trustees of the Registrant for terms expiring at the 1999 Annual Meeting. In such election, 7,339,681 votes were cast for Mr. Freedman, 7,340,861 votes were cast for Mr. Korman and 7,340,861 votes were cast for Mr. Orleans. Under the Trust Agreement for the Registrant, votes cannot be cast against a candidate. Proxies filed at the 1996 Annual Meeting by the holders of 67,154 shares withheld authority to vote for Mr. Freedman, those filed by the holders of 65,974 shares withheld authority to vote for Mr. Korman and those filed by the holders of 65,974 shares withheld authority to vote for Mr. Orleans. No "broker non-votes" were received at the 1996 Annual Meeting. The following persons continue as Trustees following the Annual Meeting; term expiring at the 1997 Annual Meeting--William Dimeling, Jack Farber and Robert G. Rogers; term expiring at the 1998 Annual Meeting--Sylvan M. Cohen, Lee H. Javitch and Jonathan B. Weller.

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





Date:  April 12, 1996