Form 10-Q
period 1997-05-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1997-07-15
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act Of 1934

For the quarterly period ended        May 31, 1997
                                --------------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934

For the transition period from ______________________ to _______________________

Commission File Number                            1-6300
                        --------------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Pennsylvania                                                     23-6216339
--------------------------------------------------------------      -------------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

      455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA                                   19034
--------------------------------------------------------------      -------------------------------------------------
         (Address of principal executive office)                                            (Zip Code)

Registrant's telephone number, including area code        (215) 542-9250
                                                  -----------------------------

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

      Shares of beneficial interest outstanding at May 31, 1997: 8,678,098
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

This report includes a total of 13 pages.
--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                            Page

Part I.  Financial Information

Financial Statements (Unaudited):

   Consolidated Balance Sheets--May 31, 1997
      and August 31, 1996 (Audited)                                         1-2

   Consolidated Statements of Income--Three and Nine Months
      Ended May 31, 1997 and 1996                                            3

   Consolidated Statements of Cash Flows--Nine Months Ended
      May 31, 1997 and 1996                                                  4

   Notes to Unaudited Consolidated Financial Statements                     5-7

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  8-11


Part II.  Other Information

   (Items 1 through 4 not applicable)                                       12

   Item 5                                                                   12

   Item 6                                                                   12

   Signatures                                                               13

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                       May 31,          August 31,
                                                                        1997               1996
                                                                     (Unaudited)
                                                                     ------------      ------------
INVESTMENTS IN REAL ESTATE, at cost:
    Apartment buildings                                              $158,865,000      $156,102,000
    Industrial properties                                               5,078,000         5,078,000
    Shopping centers and retail stores                                 37,393,000        37,362,000
                                                                     ------------      ------------

             Total investments in real estate                         201,336,000       198,542,000
    Less- Accumulated depreciation                                     49,172,000        44,693,000
                                                                     ------------      ------------

                                                                      152,164,000       153,849,000
INVESTMENTS IN PARTNERSHIPS AND
    JOINT VENTURES, at equity (Note 2)                                  1,710,000        16,995,000

NOTES RECEIVABLE                                                             --           1,649,000
                                                                     ------------      ------------
                                                                      153,874,000       172,493,000
LESS- Allowance for possible losses                                     1,880,000         2,042,000
                                                                     ------------      ------------

                                                                      151,994,000       170,451,000
OTHER ASSETS:
    Cash and cash equivalents                                           3,554,000         1,030,000
    Rents and sundry receivables                                          370,000           608,000
    Deferred costs, prepaid real estate taxes and expenses, net         5,961,000         5,636,000
                                                                     ------------      ------------

                                                                     $161,879,000      $177,725,000
                                                                     ============      ============




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND BENEFICIARIES' EQUITY



                                                                                     May 31,           August 31,
                                                                                       1997               1996
                                                                                    (Unaudited)
                                                                                  -------------       -------------
LIABILITIES:
    Mortgage notes payable                                                        $  83,844,000       $  84,833,000
    Bank loans payable                                                               28,623,000          39,315,000
    Tenants' deposits and deferred rents                                              1,246,000           1,422,000
    Accrued pension and retirement benefits                                           1,117,000           1,207,000
    Accrued expenses and other liabilities                                            3,624,000           3,901,000
                                                                                  -------------       -------------

                                                                                    118,454,000         130,678,000
                                                                                  -------------       -------------

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP
    (Note 2)                                                                            718,000             542,000
                                                                                  -------------       -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

BENEFICIARIES' EQUITY (Note 3):
    Shares of beneficial interest, $1 par; authorized, unlimited; issued and outstanding 8,678,098 shares at May 31, 1997 and 8,676,098 at
       August 31, 1996                                                                8,678,000           8,676,000
    Capital contributed in excess of par                                             53,164,000          53,133,000
    Distributions in excess of net income                                           (19,135,000)        (15,304,000)
                                                                                  -------------       -------------

                                                                                     42,707,000          46,505,000
                                                                                  -------------       -------------

                                                                                  $ 161,879,000       $ 177,725,000
                                                                                  =============       =============




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)




                                                                   Three Months Ended              Nine Months Ended
                                                                         May 31                         May 31
                                                             ----------------------------   -----------------------------
                                                                  1997           1996            1997            1996
                                                             -------------  -------------   -------------   -------------
REVENUES:
    Gross revenues from real estate                          $   10,031,000 $   9,926,000   $  30,116,000   $  29,183,000
    Interest and other income                                        54,000        42,000         218,000         127,000
                                                             -------------- -------------   -------------   -------------

                                                                 10,085,000     9,968,000      30,334,000      29,310,000
                                                             -------------- -------------   -------------   -------------

EXPENSES:
    Property operating expenses                                   3,967,000     3,979,000      12,154,000      11,891,000
    Depreciation and amortization                                 1,565,000     1,529,000       4,661,000       4,386,000
    General and administrative expenses                             861,000       860,000       2,433,000       2,283,000
    Mortgage and bank loan interest                               2,258,000     2,483,000       6,864,000       7,340,000
    Provision for losses on investments                                 --            --          500,000             --
                                                             -------------- -------------   -------------   ------------

                                                                  8,651,000     8,851,000      26,612,000      25,900,000
                                                             -------------- -------------   -------------   -------------

          Income before minority interest, equity in
             income of partnerships and joint
             ventures and gains on sales of interests
             in real estate
                                                                  1,434,000     1,117,000       3,722,000       3,410,000

MINORITY INTEREST                                                   (91,000)      (38,000)       (265,000)       (180,000)
EQUITY IN INCOME OF PARTNERSHIPS
    AND JOINT VENTURES (Note 2)                                   1,442,000     1,546,000       3,487,000       4,576,000
GAINS ON SALES OF INTERESTS IN
    REAL ESTATE                                                         --        411,000       1,461,000         411,000
                                                             -------------- -------------   -------------   -------------

NET INCOME                                                   $    2,785,000 $   3,036,000   $   8,405,000   $   8,217,000
                                                             ============== =============   =============   =============

NET INCOME PER SHARE                                         $         0.32 $        0.35   $        0.97   $        0.95
                                                             ============== =============   =============   =============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                         8,678,098     8,676,098       8,677,698       8,676,098
                                                             ============== =============   =============   =============





        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                                 May 31
                                                                                     -------------------------------
                                                                                          1997               1996
                                                                                     ------------       ------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $  8,405,000       $  8,217,000
    Adjustments to reconcile net income to
       net cash provided by operating activities-
          Minority interest in income of
              consolidated partnership                                                    265,000            180,000
          Depreciation and amortization                                                 4,661,000          4,386,000
          Gains on sales of interests in real estate                                   (1,461,000)          (411,000)
          Provision for losses on investments                                             500,000               --
          Expenses charged against allowance for possible losses                         (662,000)          (694,000)
          Change in assets and liabilities-
              Rents and sundry receivables                                                238,000           (108,000)
              Deferred costs, prepaid real estate taxes and expenses                     (267,000)           183,000
              Accrued pension and retirement benefits                                     (90,000)           (64,000)
              Accrued expenses and other liabilities                                     (277,000)            22,000
              Tenants' deposits and deferred rents                                       (175,000)          (112,000)
                                                                                     ------------       ------------
                 Net cash provided by operating activities                             11,137,000         11,599,000
                                                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in wholly owned real estate                                            (2,794,000)        (2,720,000)
    Investments in partnerships and joint ventures                                     (2,193,000)          (514,000)
    Increase in advances to partnerships and joint ventures                              (264,000)          (274,000)
    Cash distributions from partnerships and joint ventures in excess of equity
       in income                                                                       17,134,000          1,212,000
    Cash proceeds from sales of interests in partnerships and
       joint ventures                                                                   2,069,000          4,000,000
    Decrease in notes receivable                                                        1,649,000               --
    Cash distributions to minority partners                                               (89,000)          (185,000)
    Other                                                                                (240,000)              --
                                                                                     ------------       ------------
                 Net cash provided by investing activities                             15,272,000          1,519,000
                                                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal installments on mortgage notes payable                                     (989,000)          (874,000)
    Repayment of bank loans payable                                                   (10,693,000)        (6,557,000)
    Increase in mortgage notes payable                                                       --            8,800,000
    Repayment of mortgage notes payable                                                      --           (1,749,000)
    Payment of deferred financing costs                                                      --             (704,000)
    Shares of beneficial interest issued                                                   33,000               --
    Distributions paid to beneficiaries                                               (12,236,000)       (12,233,000)
                                                                                     ------------       ------------
                 Net cash used in financing activities                                (23,885,000)       (13,317,000)
                                                                                     ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,524,000           (199,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          1,030,000          1,099,000
                                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  3,554,000       $    900,000
                                                                                     ============       ============

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED MAY 31, 1997 AND 1996

1.  BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Registrant as of May 31, 1997 and August 31, 1996 and the consolidated results of its operations for the three and nine months ended May 31, 1997 and 1996 and cash flows for the nine months ended May 31, 1997 and 1996, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following presents summarized information as to the Registrant's equity in the assets and liabilities of 25 partnerships and joint ventures at May 31, 1997 and August 31, 1996, and the Registrant's equity in income for the three and nine months ended May 31, 1997 and 1996:

                                                         May 31,          August 31,
                                ASSETS                    1997               1996
                                                    -------------       -------------
                                                      (Unaudited)
Investments in real estate, at cost:
   Apartment buildings                              $ 107,232,000       $ 105,480,000
   Industrial property                                  1,264,000           1,264,000
   Shopping centers and retail stores                 122,281,000         128,936,000
   Land                                                 4,446,000           4,446,000
                                                    -------------       -------------
           Total investments in real estate           235,223,000         240,126,000
   Less- Accumulated depreciation                      70,624,000          73,989,000
                                                    -------------       -------------
                                                      164,599,000         166,137,000
Cash and cash equivalents                               6,674,000           5,589,000
Other assets                                            5,738,000           6,020,000
                                                    -------------       -------------
           Total assets                               177,011,000         177,746,000
                                                    -------------       -------------
                        LIABILITIES AND EQUITY
Mortgage notes payable                                163,055,000         133,578,000
Bank loans payable                                     10,145,000           9,124,000
Other liabilities                                       7,196,000           4,436,000
                                                    -------------       -------------
           Total liabilities                          180,396,000         147,138,000
                                                    -------------       -------------
Net equity (deficit)                                   (3,385,000)         30,608,000
Partners' share                                        (5,095,000)         13,613,000
                                                    -------------       -------------
Investments in partnerships and joint ventures      $   1,710,000       $  16,995,000
                                                    =============       =============

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                        Three Months Ended                  Nine Months Ended
                                                              May 31                             May 31
                                                --------------------------------       -------------------------------
                                                      1997              1996               1997              1996
                                                 ------------       ------------       ------------       ------------
                                                           (Unaudited)                           (Unaudited)

Gross revenues from real estate                  $ 12,907,000       $ 13,203,000       $ 39,410,000       $ 40,125,000
                                                 ------------       ------------       ------------       ------------
Expenses:
    Property operating expenses                     4,983,000          5,503,000         15,561,000         16,536,000
    Mortgage and bank loan interest expense
                                                    3,326,000          2,879,000         10,136,000          9,111,000
    Refinancing prepayment penalty                       --                 --            1,465,000               --
    Depreciation and amortization                   1,660,000          1,690,000          5,068,000          5,178,000
                                                 ------------       ------------       ------------       ------------

                                                    9,969,000         10,072,000         32,230,000         30,825,000
                                                 ------------       ------------       ------------       ------------

                                                    2,938,000          3,131,000          7,180,000          9,300,000

Partners' share                                    (1,496,000)        (1,585,000)        (3,693,000)        (4,724,000)
                                                 ------------       ------------       ------------       ------------

Equity in income of partnerships and joint
    ventures                                     $  1,442,000       $  1,546,000       $  3,487,000       $  4,576,000
                                                 ============       ============       ============       ============

One partnership in which the Registrant is a general partner, and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities are included in the consolidated financial statements at 100%. The minority partner's interest is 35%.

3.  DISTRIBUTIONS:

The per share amount declared at the date of this report and the per share amount declared in the comparable period in fiscal 1996 for distribution was as follows:

                                                                          Amount
                                                                            Per
           Date Declared          Record Date        Payment Date          Share
           -------------          -----------        ------------          -----

           July 8, 1997          July 31, 1997      August 15, 1997        $.47
          July 16, 1996          July 31, 1996      August 15, 1996        $.47

4. CASH FLOW INFORMATION:

Cash paid for interest was $2,324,000 and $2,624,000 for the three months ended May 31, 1997 and 1996, and $6,806,000 and $7,567,000 for the nine months ended May 31, 1997 and 1996, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. During the nine months ended May 31, 1997, the Registrant advanced funds totaling $7,800 which were recorded against the previously established reserves.

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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

In March 1997, a Partnership in which the Registrant has a 50% interest in Palmer Park Mall, Easton, PA, acquired the adjoining former Clover Store from Kimco Realty for $1,750,000. The Partnership is now negotiating with a regional department store chain to open a renovated and expanded store at this center.

In April 1997, the Registrant acquired a 50% co-tenancy interest in 60,000 square feet of a 207,000 square foot condominium, known as Springfield Park, Springfield, PA, for a consideration of $1,850,000. The remaining interest in this property is owned by Target. The co-owners are in discussion with various tenants for occupancy at this center.

Funds from operations (FFO) increased by $191,000 and $588,000 for the three and nine months ended May 31, 1997, as compared to the same periods in 1996 as follows:


                                                        Three Months Ended                  Nine Months Ended
                                                              May 31                             May 31
                                                 -------------------------------       -------------------------------
                                                      1997              1996              1997              1996
                                                 ------------       ------------       ------------       ------------
Funds from Operations(1)
Net income                                       $  2,785,000       $  3,036,000       $  8,405,000       $  8,217,000
Less- Gains on sales of interests in real                --             (411,000)        (1,461,000)          (411,000)
   estate
Plus- Provision for losses on investments                --                 --              500,000               --
                                                 ------------       ------------       ------------       ------------
                                                    2,785,000          2,625,000          7,444,000          7,806,000
Plus:
   Depreciation and amortization-
     Wholly owned and consolidated
       partnership(2)                               1,497,000          1,464,000          4,461,000          4,193,000
     Unconsolidated partnerships and joint
       ventures                                       803,000            809,000          2,454,000          2,520,000
   Refinancing prepayment penalty                        --                 --              733,000               --
Less:
   Depreciation of non-real estate assets             (56,000)           (50,000)          (165,000)          (150,000)
   Amortization of deferred financing costs           (70,000)           (80,000)          (216,000)          (246,000)
                                                 ------------       ------------       ------------       ------------
Funds from operations                            $  4,959,000       $  4,768,000       $ 14,711,000       $ 14,123,000
                                                 ============       ============       ============       ============

(1)Funds from operations ("FFO") is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs. FFO should not be construed as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Trust's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, the Trust's measure of FFO as presented may not be comparable to similarly titled measures reported by other companies.
(2)Net of minority interest for three months of $67,000 in 1997 and $64,000 in 1996 and for nine months of $200,000 in 1997 and $192,000 in 1996.

Net cash provided by operating activities decreased to $11,137,000 from $11,599,000 for the nine months ended May 31, 1997, as compared to the same period last year.

Net cash provided by investing activities was $15,272,000 for the nine months ended May 31, 1997 as compared to $1,519,000 provided in the same period last year. The increase is primarily attributable to aggregate partnership distributions of $15,400,000 the Registrant received from the refinancing of Lehigh Valley Mall and Cambridge Hall Apartments in the First Quarter 1997.

Net cash used in financing activities was $23,885,000 for the nine months ended May 31, 1997 as compared to $13,317,000 used in the same period last year. Financing activities in the nine months ended May 31, 1997 included a reduction in bank loans payable of $10,693,000 and distributions paid to beneficiaries of $12,236,000. Financing activities in the nine months ended May 31, 1996 included a reduction in bank and mortgage loans payable of $8,306,000, an increase in mortgage notes payable of $8,800,000 on Shenandoah Apartments, and distributions paid to beneficiaries of $12,233,000.

Results of Operations

Three-Month Periods Ended May 31, 1997 and 1996

Gross revenues from real estate increased by $105,000 to $10,031,000 for the three month period ended May 31, 1997 as compared to the same period in the prior year. The 1996 period included $131,000 of revenues attributable to Chateau Apartments which the Registrant sold in June 1996. Revenues from properties owned during both periods increased by $236,000 primarily as a result of increases in apartment revenues.

Operating expenses decreased by $12,000 to $3,967,000. The 1996 period included $94,000 of expenses attributable to Chateau Apartments which the Registrant sold in the prior year. Operating expenses from properties owned during both periods increased by $82,000.

Depreciation and amortization increased by $36,000 to $1,565,000 primarily as a result of the sale of the Chateau property and increases in depreciation arising from capital improvements to apartments.

Mortgage and bank loan interest expense decreased by $225,000 to $2,258,000 as a result of decreased borrowing under the Registrant's credit facility.

For the three months ended May 31, 1997, $50,000 of carrying costs on land held for sale were charged against the allowance for investment losses.

Equity in income of partnerships and joint ventures decreased by $104,000 to $1,442,000, primarily as a result of an increase in mortgage interest expense of $300,000 associated with the refinancing of Lehigh Valley Mall and Cambridge Hall Apartments during the First Quarter 1997 and Regency Apartments in the Second Quarter 1997. In addition, equity in income from properties owned during both periods exclusive of the increase in mortgage interest mentioned above increased by $184,000.

Operating results for the three months ended May 31, 1996 included a $411,000 gain on the sales of land.

Net income for the quarter ended May 31, 1997 decreased to $2,785,000 from $3,036,000 as reported in the comparable period in the prior year.

Nine-Month Periods Ended May 31, 1997 and 1996

Gross revenues from real estate increased by $933,000 to $30,116,000 for the nine month period ended May 31, 1997 as compared to the same period in the prior year. The 1997 period included $369,000 of revenues attributable to Forestville Plaza in which the Registrant acquired its partners' remaining 25% interest in the prior fiscal year. The 1996 period included $388,000 of revenues attributable to Chateau Apartments which the Registrant sold in June 1996. Revenues from properties owned during both periods increased by $952,000 primarily as a result of increases in apartment revenues.

Operating expenses increased by $263,000 to $12,154,000. The 1997 period included $145,000 of expenses attributable to Forestville Plaza in which the Registrant acquired its partners' remaining 25% interest in the prior fiscal year. The 1996 period included $259,000 of expenses attributable to Chateau Apartments which the Registrant sold in the prior year. Operating expenses from properties owned during both periods increased by $377,000.

Depreciation and amortization increased by $275,000 to $4,661,000 primarily as a result of the additional interest in the Forestville property, the sale of the Chateau property, and increases in depreciation on apartments.

General and administrative expenses increased by $150,000 to $2,443,000 primarily as a result of costs associated with litigation.

Mortgage and bank loan interest expense decreased $476,000 to $6,864,000 as a result of decreased borrowing against the Registrant's credit facility.

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

Equity in income of partnerships and joint ventures decreased by $1,089,000 to $3,487,000, primarily as a result of an increase in mortgage interest expense of $2,490,000 ($1,253,000 of which was the Registrant's proportional share). The increase in partnership mortgage interest expense is attributable to prepayment penalties of $1,465,000 ($733,000 of which was the Registrant's proportional share) in connection with refinancings, as well as additional interest associated with the refinancings of Regency Apartments during the Second Quarter 1997 and Lehigh Valley Mall and Cambridge Hall Apartments during the First Quarter 1997. The above described decrease was offset in part by an increase in equity in income of $123,000 associated with the sale of the partnership interest in three shopping centers in the 1997 period. In addition, equity in income from properties owned during both periods exclusive of the increase in mortgage interest mentioned above increased by $287,000.

Operating results for the nine month period ended May 31, 1997 included $1,461,000 of gains on sales of interests in real estate. Operating results for the nine months ended May 31, 1996 included a $411,000 gain on the sale of land.

Net income for the nine months period ended May 31, 1997 increased to $8,405,000 from $8,217,000 as reported in the comparable period in the prior year.

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










                               PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                              Registrant



                               By   /s/   Jonathan B. Weller
                                   --------------------------------------------
                                                   Jonathan B. Weller,
                                          President and Chief Operating Officer



                               By   /s/   Dante J. Massimini
                                   --------------------------------------------
                                                   Dante J. Massimini,
                                           Senior Vice-President and Treasurer





Date:  July 15, 1997