Form 10-K
period 1997-08-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1997-11-28
CIK 77281

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended August 31, 1997

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to _____________

                          Commission File No. 1-6300

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
            (Exact name of Registrant as specified in its charter)

            Pennsylvania                                     23-6216339
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of  organization)


455 Pennsylvania Avenue, Suite 135                               19034
Ft. Washington, Pennsylvania                                  (Zip Code)
(address of principal executive office)


Trust's telephone number, including area code:  (215) 542-9250

Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class                   Name of each exchange on which
          -------------------                   ------------------------------
  Share of Beneficial Interest, par value                registered
                                                         ----------
            $1.00 per share                        New York Stock Exchange


Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Trust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value, as of October 31, 1997, of the voting shares held by non-affiliates of the Registrant is $183,526,000. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

At October 31, 1997, 8,685,098 Shares of Beneficial Interest, par value $1.00 per share (the "Shares"), of the Trust were outstanding.

                      Documents Incorporated by Reference

                                     None

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                             --------------------
                          ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED AUGUST 31, 1997
                              -------------------

                                TABLE OF CONTENTS

                                     PART I

                                                                                                           Page
                                                                                                           ----
Item 1.  Business............................................................................................1

Item 2.  Properties.........................................................................................19

Item 3.  Legal Proceedings..................................................................................19

Item 4.  Submission of Matters to a Vote of
            Security Holders................................................................................20


                                     PART II

Item 5.  Market for the Trust's Common Equity and Related Stockholder Matters...............................21

Item 6.  Selected Financial Data............................................................................22

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations...................................................................................23

Item 7A. Quantitative and Qualitative Disclosure About Market Risk..........................................28

Item 8.  Financial Statements and Supplementary Data........................................................28

Item 9.  Disagreements on Accounting and Financial Disclosure...............................................28


                                    PART III

Item 10. Directors and Executive Officers of the Registrant  ...............................................29

Item 11. Executive Compensation. . .........................................................................34

Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................42

Item 13. Certain Relationships and Related Transactions.....................................................42


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................44

Item 1.  Business
         --------

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust (the "Company," the "Registrant" or the "Trust"), conducts substantially all of its operations through PREIT Associates, L.P., a Delaware limited partnership (the "Operating Partnership"). As used herein, unless the context indicates otherwise, the term "Company" "Registrant" or "Trust" includes Pennsylvania Real Estate Investment Trust, the Operating Partnership and their subsidiaries and affiliates, including PREIT-RUBIN, Inc. (formerly The Rubin Organization, Inc.), a real estate management company in which the Company owns 95%of the economic interests in the form of non-voting common shares (together with its predecessors, the "Management Company"). The Management Company, prior to September 30, 1997, is sometimes referred to herein as "TRO."



The Company

         The Company, which is organized as a business trust under Pennsylvania law, is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") founded in 1960 which acquires, rehabilitates, develops and operates shopping centers and multifamily properties. On September 30, 1997, the Company acquired The Rubin Organization, Inc., a retail property management firm, and certain related real estate interests.

         The Company owns interests in 18 shopping centers (the "Existing Retail Properties") containing an aggregate of approximately 6.4 million square feet, 19 multifamily properties (the "Multifamily Properties") containing 7,236 units, six industrial properties (the "Industrial Properties") with an aggregate of approximately 725,000 square feet and three parcels of undeveloped land (the "Undeveloped Land"). In addition, the Company has entered into agreements to acquire interests in two shopping centers containing an aggregate of approximately 824,000 square feet (the "Acquisition Properties"). The Company also owns or has a right to acquire interests in five shopping centers under development (the "Development Properties") which are expected to contain an aggregate of approximately 2.2 million square feet upon completion. The Company or a joint venture partner owns or has under contract the land for all of the Development Properties, two of which are currently under construction. The Company currently anticipates that the remaining three Development Properties will be constructed by the year 2000. There is no assurance that all five Development Properties will be successfully developed.

         The Company also provides management, leasing and development services to 51 retail properties containing approximately 18.5 million square feet and 11 office buildings containing approximately 4.0 million square feet for third-party property owners.


Recent Developments

         Acquisition of The Rubin Organization, Inc. On September 30, 1997, the Company acquired The Rubin Organization, Inc. (renamed "PREIT-RUBIN,
Inc.") and interests in certain related retail properties (the "TRO Transaction") as part of the Company's previously announced strategy to acquire management, leasing and development expertise for shopping center properties. Founded in 1946, the predecessor of The Rubin Organization was a Philadelphia based owner, operator and developer of commercial real estate properties. As part of the TRO Transaction, the Company also acquired interests in four of the Existing Retail Properties containing an aggregate of approximately 2.1 million square feet, and obtained the right to acquire the two Acquisition Properties and interest in four of the Development Properties. Of the four Existing Retail Properties acquired, two were purchased for a combination of cash, assumption of debt and units of limited partner interests in the Operating Partnership ("OP Units"). In October 1997, the Company entered into a contract to acquire the fifth Development Property.

         The following table sets forth certain information regarding the four Existing Retail Properties acquired in the TRO Transaction:

                                                Recent Acquisitions
                                                                                  Percentage
Property and                 Percentage          Total             Owned          Leased at
  Location                     Owned*             GLA               GLA             9/30/97
------------                 ----------          -----             -----          ----------
The Court at Oxford              50%            692,000            457,000           100%
Valley Langhorne, PA

Magnolia Mall                   100%            570,000            570,000            98%
Florence, SC

North Dartmouth Mall            100%            620,000            620,000            88%
Dartmouth, MA

Springfield Park                 50%            209,000             65,000            (1)
Springfield, PA(1)
                                              ---------          ---------
         TOTAL                                2,091,000          1,712,000
                                              =========          =========

----------------------------

* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.

(1) The Company is a co-tenant with an undivided one-half interest in one of three floors in this free-standing former department store. The Company acquired its interest in this vacant property in June 1997 for purposes of redevelopment.


         The following table sets forth certain information regarding the Acquisition Properties:

                                                                                  Percentage
Property and                 Percentage          Total             Owned          Leased at
  Location                 To Be Acquired*        GLA               GLA             9/30/97
------------               --------------        -----             ------         ----------
Hillview Shopping                50%            340,000            78,900           100%
Center
Cherry Hill, NJ

Northeast Tower                 100%(1)         484,000          336,000(2)         100%(3)
Center
Philadelphia, PA
                                                -------           -------
         TOTAL                                  824,000           414,900
                                                =======           =======

----------------------------

* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.

(1) The Company will initially acquire 89% of the interest in the partnership which owns this property and obtain the right to acquire the remaining 11% interest not earlier than three years from the first acquisition date.

(2) Subject to change upon the execution, if any, of ground leases in connection with Phase II of this project.

(3)      Of phase 1, which consists of 363,000 square feet.

         The following table sets forth certain information regarding the Development Properties:

                            Development Properties

                                        Planned
Project and            Percentage        Total                           Expected
  Location            To Be Acquired*      GLA            Status(1)      Completion
-----------           --------------    -------          ---------      ----------
Blue Route                50%(2)        760,000         Development     First half of
Metroplex                                                               2000
Plymouth
Meeting, PA

Christiana Power          50%           295,000         Construction    Second half of
Center                                                                  1998
(Phase I)
Newark, DE

Christiana Power          50%           300,000         Development     Second half of
Center                                                                  2000
(Phase II)
Newark, DE

Red Rose                  50%(2)        463,000         Construction    Second half of
Commons                                                                 1998
Lancaster, PA

Warrington               100%(2)        415,000         Development     Second half of
Shopping Center                                                         1999
Warrington, PA
                                      ---------
     TOTAL                            2,233,000
                                      =========

-----------------------

* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.

(1) "Development" indicates that development activities, such as site surveys, preparation of architectural plans, or initiation of land use approvals or rezoning processes, have commenced (but construction
         has  not  commenced).   "Construction"  indicates  that  construction
         activities, such as site preparation, ground-breaking activities, or exterior construction has commenced. There is no assurance that the properties which remain in the Development stage will ultimately be constructed.

(2) Except as to the Warrington Shopping Center, subject to reduction to 25% under the terms of the Goldenberg Letter Agreement. The Company intends to offer a 50% interest in Warrington Shopping Center to The Goldenberg Group under the terms of the Goldenberg Letter Agreement. See "The Company -- The TRO Transaction -- The Goldenberg Letter Agreement."


         Formation of Operating Partnership. The Company recently formed the Operating Partnership to hold substantially all of its assets. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Company currently owns 93.1% of the Operating Partnership. It is anticipated that all future acquisitions of interests in real estate will be owned, directly or indirectly, by the Operating Partnership.

         Expansion of Credit Facilities. On September 30, 1997, the Company replaced its $75 million credit facility with a $150 million credit facility (the "Credit Facility"). The Credit Facility bears interest, at the Company's election, at (i) the higher of the CoreStates' prime rate, or the Federal Funds lending rate, plus 0.5%, in each case as in effect from time to time, or
(ii) the London Interbank Offered Rate ("LIBOR") plus margins ranging from 1.10% to 1.70%, depending on the ratio of the Company's consolidated liabilities to gross asset value, each as determined pursuant to the terms of the Credit Facility. The Credit Facility currently bears interest at 1.70% over LIBOR. The Company intends to use the Credit Facility to fund further growth.

         New York Stock Exchange Listing. On November 14, 1997, the Shares commenced trading on the NYSE.

         Change in Fiscal Year. The Company has announced that it will change its fiscal year end to December 31, commencing with the year ending December 31, 1998, and, in connection therewith, change its distribution payment cycle from February/May/August/November to March/June/September/December.

The TRO Transaction

         On September 30, 1997, the Registrant and TRO completed the TRO Transaction pursuant to which:

                  o The Registrant capitalized the Operating Partnership by transferring to it substantially all of its assets, or the economic benefit thereof, subject to the liabilities of the Registrant, in exchange for the issuance to the Registrant and PREIT Property Trust, a wholly owned subsidiary of the Registrant and a limited partner of the Operating Partnership, general partner interests in the Operating Partnership and Class A OP Units ("Class A OP Units") equal in the aggregate to the number of issued and outstanding Shares as of such date;

                  o the Operating Partnership acquired all of the non-voting common shares, constituting 95% of the economic interests of TRO, in exchange for 200,000 Class A OP Units and the obligation to issue up to 800,000 additional Class A OP Units over the next five years, such exact number to be determined by according to a formula based upon the per Share adjusted funds from operation of the Company (see "- Acquisition of TRO and Related Property Interests");

                  o the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") in four of the Existing Retail Properties;

                  o the Operating Partnership acquired the interests of certain TRO Affiliates in the Acquisition Properties;

                  o the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in four of the Development Properties;

                  o the Operating Partnership obtained rights of first refusal with respect to the interests of certain TRO Affiliates in three properties;

                  o Ronald Rubin was elected chief executive officer and a trustee of the Company, Edward Glickman was elected chief financial officer and executive vice president of the Company, and George F. Rubin continued in his capacity as President of the Management Company and was elected trustee of the Company;

                  o Ronald Rubin, George F. Rubin and Rosemarie B. Greco were elected as trustees of the Company to fill vacancies created by the resignations as trustees of Robert Freedman, Jack Farber and Robert G. Rogers.

         Acquisition of TRO and Related Property Interests. As part of the TRO Transaction, the Company entered into a contribution agreement (the "TRO Contribution Agreement") pursuant to which it acquired all of the non-voting shares of TRO for 200,000 Class A OP Units and the obligation to issue up to 800,000 additional Class A OP Units (the "Contingent TRO OP Units") over the following five-year period, depending on the Company's per share "adjusted funds from operations" ("Adjusted FFO") during such period. "Adjusted FFO" is defined as the Company's consolidated net income for any period, plus, to the extent deducted in computing such net income: (i) depreciation attributable to real property; (ii) certain amortization expenses; (iii) the expenses of the TRO Transaction; (iv) losses on the sale of real estate; (v) material write-downs on real estate; (vi) material prepayment fees; and (vii) rents currently due in excess of rents reported, minus: (i) rental revenue reported in excess of amounts currently due; (ii) lease termination fees; and (iii) gains on the sale of real estate. For the twelve-month periods ending August 31, 1996 and August 31, 1997, the Company's Adjusted FFO per share without giving effect to the TRO Transaction would have been $2.16 and $2.27, respectively.

         The TRO Contribution Agreement establishes "hurdles" and "targets" during specified "earn-out periods" to determine whether, and to what extent, the Contingent TRO OP Units will be issued.

                              Per Share Adjusted
                                      FFO                  Base No.         Max. No.
                             ---------------------        Contingent       Contingent
      Earn-Out Period        Hurdle          Target         TRO OP           TRO OP
      ---------------        ------          ------         ------           ------
10-1-97  to 12-31-97         $0.58           $0.65            5,000           32,500
 1-1-98  to 12-31-98          2.40            2.66           20,000          130,000
 1-1-99  to 12-31-99          2.53            2.81           57,500          167,500
 1-1-00  to 12-31-00          2.65            2.94           57,500          167,500
 1-1-01  to 12-31-01          2.83            3.14           57,500          167,500
 1-1-02  to  9-30-02          2.19            2.43           52,500          135,000
                                                            -------          -------
                                                            250,000          800,000
                                                            =======          =======

         In general, (i) if the hurdle for any earn-out period is not met, no Contingent TRO OP Units will be issued in respect of such period, (ii) if the target for any earn-out period is met, the maximum number of Contingent TRO OP Units for such period will be issued, and (iii) if Adjusted FFO for any earn-out period is between the hurdle and the target for such period, the Operating Partnership would issue the base Contingent TRO OP Units for such period plus a pro rata portion of the number of Contingent TRO OP Units by which the maximum Contingent TRO OP Units exceeded the base Contingent TRO OP Units for such period equal to the amount by which the per share Adjusted FFO exceeded the hurdle but was less than the target. For example, if the per share Adjusted FFO for 1998 were $2.53 (that is, one-half of the difference between the target and the hurdle), the Operating Partnership would issue 75,000 Contingent TRO OP Units (20,000 + (.5 (130,000-20,000))).

         The foregoing is subject to the right to carry back to prior earn-out periods amounts in excess of the target in the current period, thereby earning additional Contingent TRO OP Units (but never more than the maximum amount) and to carry forward into the next, but only the next, earn-out period amounts of per share Adjusted FFO which exceed the target in any such period, provided, in all cases, no amounts in excess of the target in any period may be applied to result in the issuance of additional Contingent TRO OP Units in any other period until first applied to eliminate all shortfalls from targets in all prior periods.

         For provisions of the TRO Transaction relating to the pricing of the Acquisition Properties, see "The Acquisition Properties, below". For provisions of the TRO Transaction relating to the pricing of the four Development Properties acquired in the TRO Transactions, see "The Development Properties, below."

         The Goldenberg Letter Agreement. On September 30, 1997, as part of the TRO Transaction, the Company took by assignment from TRO and certain TRO Affiliates all of their rights, subject to all of their obligations, under a letter agreement with The Goldenberg Group (the "Goldenberg Letter Agreement"). The Goldenberg Letter Agreement contemplates the development of six power centers, three by The Goldenberg Group and three by the Company. The Goldenberg Letter Agreement provides that the entity developing the center will have the right to manage the center but that each center will be 50% owned by The Goldenberg Group and 50% owned by the Company. The Company is obligated under the Goldenberg Letter Agreement to provide a $5 million revolving fund to carry pre-development expenses on The Goldenberg Group's three projects to the extent those expenses exceed construction loan financing proceeds and to fund all such expenses on the Company projects directly.

         The Court at Oxford Valley, an Existing Retail Property, was developed by the Goldenberg Group under the Goldenberg Letter Agreement and Hillview Shopping Center, a Development Property, was developed by the Management Company under the Goldenberg Letter Agreement. The Goldenberg Group's remaining two Development Property projects under the Goldenberg Letter Agreement are the Blue Route/Metroplex Center, Plymouth Meeting, Pennsylvania, and Red Rose Commons, Lancaster, Pennsylvania. The Company has not yet proposed its second and third projects under the Goldenberg Letter Agreement. In the event that the Company were to fail to offer The Goldenberg Group two proposed power center projects meeting specified criteria (one to be selected at The Goldenberg Group's sole election) within 18 months of the closing of a construction loan on each of Red Rose Commons (currently anticipated to occur prior to the end of 1997) and Blue Route/Metroplex (currently anticipated to occur in the next 24 months), then the interest of the Company in the "unmatched" project would be subject to reduction by The Goldenberg Group, without the payment of any consideration, from 50% to 25%.

         Although the Company has performed preliminary work for the requisite "matches" for Blue Route/Metroplex and Red Rose Commons, there can be no assurance that either project will be successfully matched and, therefore, that the Company's interest in these projects will not be reduced to 25%. However, since the Company will only pay the TRO Affiliates in respect of one-half of the "developer profit" on the share of the profit actually acquired, a reduction in the interest in these projects should not result in any unrecaptured cost to the Company.

         Right of First Refusal Properties. The Company obtained rights of first refusal with respect to the interests of certain TRO Affiliates in the three retail properties listed below.

                      Rights of First Refusal Properties

                                                           Percentage Interest
                                 Gross Leasable           Subject to the Right
Property/Location                   Sq. Ft.                 of First Refusal
-----------------                --------------           --------------------
Christiana Mall,                   1,100,000                       (1)
Newark, DE   (1)

Cumberland Mall,                     463,143                       50%
Vineland, NJ

Fairfield Mall,                      417,940                       50%
Chicopee, MA
                                     -------

Total                              1,981,083
                                   =========
-----------------

(1) The interest subject to the right of first refusal is subject to adjustment in connection with the refinancing of the participating Mortgage which currently encumbers this property.

Structure Of The Company

         The Company conducts substantially all of its real estate ownership activities through the Operating Partnership, of which the Company is the sole general partner. Set forth below is a diagram of the ownership structure of the Company as of October 31, 1997.

                           ----------------------------
                             Pennsylvania Real Estate
                               Investment Trust (1)
                           ----------------------------
                               |100%    | 1.0%
                    ------------------  |              -------------------------
                          PREIT         |       -------    Minority Limited
                      Property Trust    |       |6.9%          Partners(2)
 -----------------      (Majority       |       |      -------------------------
  Employee Stock    Limited Partner)    |       |
   Bonus Plan      ------------------   |       |
 -----------------             |92.1%   |       |
    |5% (voting)           ----------------------------
    |      -----------------  PREIT Associates, L.P.
    |      |95%            ----------------------------
    |      |(non-voting)                |
    |      |                            |
 -------------------                    |
     PREIT-RUBIN,                       |
        Inc.                            |
 -------------------                    |
                                        |
                                        |
                                        |
                                        |
                                        |
                                        |
                           ---------------------------
                                46 Properties(3)
                           ---------------------------
-----------------------------

(1)      Sole general partner of the Operating Partnership.

(2) Includes an aggregate of 433,248 OP Units (4.6% of the aggregate of all OP Units and Sharers outstanding prior to the Offering) owned by the persons who were former shareholders and affiliates of the Management Company, prior to the TRO Transaction, including Ronald Rubin, Chief Executive Officer and Trustee of the Company. Under the terms of the TRO Transaction, such persons have the right to receive up to 800,000 additional OP Units in respect of their ownership interest in the Management Company, depending on Adjusted FFO of the Company over the five year period commencing on September 30, 1997, and also to receive additional OP Units in respect of their interest in two of the Acquisition Properties and four of the Development Properties.

(3) Interests in certain of these properties are (i) owned directly by the Company under arrangements in which the entire economic benefit of ownership has been pledged to the Operating Partnership, or (ii) owned directly by the Operating Partnership. The interest of the Operating Partnership in these properties ranges from 25% to 100%.

The Existing Retail Properties

         The Company has interests in 18 retail properties containing an aggregate of approximately 6.4 million square feet of gross leasable area ("GLA"). Two of the Company's wholly-owned properties are currently managed by the Management Company and the remaining four will be under the management of the Management Company by March 1998. The Company's 12 joint venture retail properties are managed by the Company's joint venture partners, or an entity designated by the Company and the partner, and in most such instances a change in the management of the property requires the concurrence of both partners. Eight of the 18 Existing Retail Properties (containing an aggregate of approximately 3.7 million square feet of GLA) are located in Pennsylvania and five (containing an aggregate of approximately 1.0 million square feet of GLA) are located in Florida.

         The following table sets forth certain information regarding the Existing Retail Properties, other than the Gateway Shopping Center in St. Petersburg, Florida, which is under contract to be sold:



                                                                  Total
                                     Percent        Year           GLA           Owned
Real Property       Location         Owned*     Built/Renov     (sq Ft)(1)        GLA

Lehigh Valley    Allentown, PA          50%      1977/1996      1,054,000       489,000
Mall

Court at         Langhorne, PA          50%         1996          692,000       457,000
Oxford Valley

North            Dartmouth,            100%      1971/1987        620,000       620,000
Darthmouth       MA
Mall

Whitehall Mall   Allentown, PA          50%      1964/1982        603,000       521,000

Magnolia Mall    Florence, SC          100%      1979/1992        570,000       570,000

Laurel Mall      Hazelton, PA           40%      1973/1995        558,000       558,000

Palmer Park      Easton, PA             50%      1972/1982        349,000       349,000
Mall                                                                  3)           (3)

Forestville,     Forestville,          100%         1983          218,000       218,000
S/C              MD

Mandarin         Jacksonville,         100%         1986          216,000       216,000
Corners          FL

Springfield      Springfield, PA        50%      1963/1997        209,000        65,000
Park (4)

Rio Mall         Rio Grande,            50%      1973/1992        161,000       161,000
                 NJ

Crest Plaza      Allentown, PA         100%      1959/1991        153,000       153,000
S/C

Park Plaza S/C   Pinellas Park,         50%      1963/1983        151,000       151,000
                 FL

South Blanding   Jacksonville,         100%         1986          107,000       107,000
Village          FL

Ormond Beach     Daytona                25%      1966/1991        103,000       103,000
Mall             Beach, FL

Ingleside        Thorndale, PA          70%      1981/1995        102,000       102,000
Center

Punta Gorda      Punta Gorda,           25%      1965/1992        102,000       102,000
Mall             FL

TOTAL (17 Properties)(13)                                       5,968,000     4,942,000
                                                                =========     =========



                                          Sq Ft         Percent
                                         Occupied        Leased
Real Property       Location            @ 8/31/97         (2)                 Anchors

Lehigh Valley    Allentown, PA            484,110        99%       JC Penney, Strawbridges, Macy's
Mall

Court at         Langhorne, PA            457,000       100%       Dicks, Best Buy, Pharmor, Homeplace, Home
Oxford Valley                                                      Depot, BJ's Warehouse Club

North            Dartmouth,               545,600        88%       JC Penney, Sears, Ames, General Cinema
Darthmouth       MA
Mall

Whitehall Mall   Allentown, PA            437,640        84%       Sears, Kohl's

Magnolia Mall    Florence, SC             558,600        98%       JC Penney, Sears, Belk, Roses

Laurel Mall      Hazelton, PA             541,260        97%       Boscov's, K-Mart, JC Penney

Palmer Park      Easton, PA               317,590        91%       Bonton
Mall

Forestville,     Forestville,             159,140        73%       Ames, Superfresh
S/C              MD

Mandarin         Jacksonville,            213,840        99%       Walmart, Upton's, Carmike Theaters
Corners          FL

Springfield      Springfield, PA               --         --       Target
Park (4)

Rio Mall         Rio Grande,              117,530        73%       K-Mart, Staples
                 NJ

Crest Plaza      Allentown, PA            126,990        83%       Weis Markets, Eckerd Drugs
S/C

Park Plaza S/C   Pinellas Park,           143,450        95%       Eckerd Drugs, Ace Hardware, Publix
                 FL                                                Supermarket

South Blanding   Jacksonville,            100,580        94%       Food Lion, Scotty's Home Center
Village          FL

Ormond Beach     Daytona                   96,820        94%       Belk, Publix Supermarket, Eckerd Drugs
Mall             Beach, FL

Ingleside        Thorndale, PA            102,000       100%       K-Mart
Center

Punta Gorda      Punta Gorda,              88,740        87%       Beall's, Publix Supermarket, Eckerd Drugs
Mall             FL

TOTAL (17 Properties)(13)               4,490,890      90.9%
                                        =========

-----------------------

* By the Operating Partnership; the Registrant owns approximately 93.1% of the Operating Partnership.

(1) Total GLA includes space owned by anchors; Owned GLA and Percent Leased excludes such space.
(2) Percentage leased is calculated as a percentage of total shopping center net leasable area for which leases were in effect as of August 31, 1997.
(3)  Includes 82,000 sq. ft. Clover store currently vacant.
(4) The Trust is a co-tenant with an undivided one-half interest in one of three floors in a free standing department store currently under re-development. Its share of reconstruction costs is approximately 15%.

         The following table sets forth certain information regarding each anchor in the Existing Retail Properties:



                           Anchor and Square Footage
                    For Fiscal Year Ending August 31, 1997

                            # Anchor         GLA Owned        GLA Leased        Total GLA
   Anchor Name               Stores         By Anchors        By Anchors        Occupied
   -----------               ------         ----------        ----------        --------
Ace Hardware                    1                  -            20,000           20,000
Ames                            2                  -           166,123          166,123
BJ's Warehouse                  1                  -           105,000          105,000
Beall's                         1                  -            22,000           22,000
Belk                            2                  -            33,046          133,046
Best Buy                        1                  -            59,495           59,495
Bonton                          1                  -            82,500           82,500
Boscov                          1                  -           183,000          183,000
Dick's                          1                  -            63,115           63,115
Eckerd                          3                  -            37,500           37,500
Food Lion                       1                  -            29,000           29,000
Home Depot                      1                  -           130,000          130,000
Homeplace                       1                  -            54,096           54,096
JC Penney                       4            188,000           254,359          442,359
K-Mart                          3                  -           263,000          263,000
Kohl's                          1             82,000                 -           82,000
Macy                            1            212,000                 -          212,000
Pharmor                         1                  -            45,621           45,621
Publix                          3                  -           106,000          106,000
Scotty's                        1                  -            45,000           45,000
Sears                           3                  -           412,604          412,604
Staples                         1                  -            20,000           20,000
Strawbridges                    1            165,000                 -          165,000
Target                          1            140,000                 0          140,000
Upton's                         1                  -            51,800           51,800
Walmart                         1                  -            82,000           82,000
Weis Markets                    1                               45,000           45,000
                              ---            -------         ---------        ---------
   Totals                      40            787,000         2,410,259        3,197,259
                                             =======         =========        =========


         The following table shows, as of September 30, 1997, scheduled lease expirations of malls and shopping centers for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights:





                                                                                          Base Rent              % of Total
                                                Annualized          Approximate           Per Square             Leased GLA
                           Number of            Base Rent              GLA of             Foot of              Represented By
      Year Ending           Leases              of Expiring           Expiring            Expiring                Expiring
      December 31          Expiring               Leases               Leases              Leases                  Leases
      -----------          --------               ------               ------              ------                  ------

          1998                 85               2,726,056              303,954              $8.97                  6.92%

          1999                 50               1,929,919              327,654              $5.89                  7.46%

          2000                 56               1,752,427              158,080             $11.00                  3.60%

          2001                 72               3,531,402              432,572              $8.16                  9.85%

          2002                 46               1,929,045              178,057             $10.83                  4.06%

          2003                 37               2,662,176              231,062             $11.52                  5.26%

          2004                 28               2,830,863              224,083             $12.63                  5.10%

          2005                 32               2,049,362              124,892             $16.41                  2.84%

          2006                 48               4,717,681              554,385              $8.51                 12.63%

          2007                 26               3,587,946              496,852              $7.22                 11.32%
                             ----             -----------            ---------              -----                ------
                              480              27,716,877            3,031,591              $9.14                100.00%
                             ====             ===========            =========              =====                ======

The Acquisition Properties

         The Acquisition Properties, Hillview Shopping Center (in which the Company will acquire a 50% interest) and Northeast Tower Center (in which the Company will acquire a 100% interest), are "power centers" to be acquired from TRO Affiliates as part of the TRO Transaction. The Company's actual aggregate purchase price (assumed debt and equity) for each of Hillview and Northeast Tower will be based on a formula which capitalizes cash flow from leased and occupied space, and space leased but not yet occupied, to credit-worthy tenants, values triple net leases with purchase arrangements at the present value of payments in excess of related debt amortization, and values all other space as mutually agreed or, failing agreement, pursuant to appraisals. The equity portion of the purchase price will be payable, in each case, in Class A OP Units valued at $23.40 per OP Unit which was the average of the closing prices of the Shares on the twenty trading days prior to July 30, 1997, the date on which the definitive documentation for the acquisition of the Acquisition Properties was executed. Accordingly, the actual purchase will be a function of lease-up activity, and other factors, prior to acquisition by the Company.

         The following table sets forth certain information regarding the Acquisition Properties.



                                                                                        Planned
                                                             Estimated     Planned       Owned
                                               Percent       Acquisition    GLA           GLA                      Construction
Acquisition Property        Location       To Be Acquired*     Date       (Sq. Ft.)     (Sq. Ft.)      Anchors        Status
--------------------        --------       ---------------     ----       ---------     ---------      ---------       ------

Hillview Shopping Center    Cherry Hill, NJ       50%          1/1998       340,000    78,900       Target, Kohl's    Substantially
                                                                                                    PetSmart,         completed
                                                                                                    Homeplace,
                                                                                                    Babies 'R Us,
                                                                                                    Crown Books









Northeast Tower Center (1)  Philadelphia,       100%(2)        1/1999       484,000   336,000(3)    Home Depot,       Phase I:
                            PA                                                                      PetSmart,         363,000 sf is
                                                                                                    Staples, Old      completed.
                                                                                                    Navy, Pep         Phase II:
                                                                                                    Boys              Projected
                 TOTAL                                                     ________  _________                        completion is
                                                                            824,000   414,900                         Fall 1998
                                                                           ========  =========

---------------------------

* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.

(1) Pep Boys owns a store at the center. The center will have approximately 12 other stores.

(2) The Company will initially acquire 89% of the interest in the partnership and acquire the remaining 11% interest not earlier than three years from the first acquisition date.

(3)  Subject to change.


The Development Properties

         The Company has rights in five Development Properties, the rights to four of which -- Red Rose; Blue Route, Metroplex; Christiana Phase Power Center Phase I and Christiana Power Center, Phase II - - is the subject of a contribution agreement entered into as part of the TRO Transaction.

         As each of the four Development Properties in which the Company acquired rights in as part of the TRO Transaction is completed and leased up, it will be valued based on the following principles: (i) all space based and occupied by credit-worthy tenants will be valued at ten times adjusted cash flow (computed as specified in the agreement); and (ii) all space leased to a credit-worthy tenant but unoccupied will be valued at ten times adjusted cash flow calculated as though the space was built and occupied as set forth in the budget in the property, and (iii) space not leased or occupied, whether built or unbuilt, will be valued as mutually agreed on or, failing agreement, by appraisal. Additional provisions exist for valuing triple net lease/purchase arrangements. Although each project will be valued as completed and an "account" established against which Class A OP Units will be deemed to be credited, as well as deemed cash in an amount that would have been distributed on such deemed Units and a 10% interest factor on such deemed cash, no consideration will be paid until the earlier of (x) the completion of the last property, and (y) the abandonment by the Company of any uncompleted projects, and (z) September 30, 2002.

         At that time, any uncompleted project will be valued and the Operating Partnership will issue Class A OP Units equal in value to 50% of the amount, if any, by which the value of the Operating Partnership's interest in each project exceeded the aggregate cost of such project at the time of completion. Negative amounts arising in connection with the completion or abandonment of any project will be netted back against earlier completed projects in order of completion. Class A OP Units issued in respect of the foregoing valuations of the projects will be valued at the greater of (x) average of the closing prices of the Shares for the twenty trading days prior to the date of the completion valuation and (y) $19.00. If the average of the closing prices of the Shares on the 20 trading days prior to each valuation is less than $19.00, additional OP Units, of a new class but equal in value to those Class A OP Units not issued because of the operation of the pricing limitation, will be issued.


         The following table sets forth certain information regarding the Development Properties.

                                                                                   Planned
                                                                     Planned        Owned
                                                        Percent        GLA           GLA                          Expected
       Development Property            Location          Owned*     (Sq. Ft.)    (Sq. Ft.)(4)    Status(6)       Completion
       --------------------            --------          ------     ---------    ------------    ---------       ----------

Blue Route Metroplex (1)(2)    Plymouth Meeting, PA          50%        760,000       319,000   Development     First Half of 2000

Christiana Power Center        Newark, DE                   100%        279,000       142,000   Construction    Second half of 1998
(Phase I)


                                                                                   Planned
                                                                     Planned        Owned
                                                        Percent        GLA           GLA                          Expected
       Development Property            Location          Owned*     (Sq. Ft.)    (Sq. Ft.)(4)    Status(6)       Completion
       --------------------            --------          ------     ---------    ------------    ---------       ----------


Christiana Power Center (1)(3)        Newark, DE          50%       300,000       150,000     Development     Second half of 2000
(Phase II)

Red Rose Commons (2)                  Lancaster, PA       50%       463,000       265,000     Construction    Second half of 1998

Warrington (1)(5)                     Warrington, PA     100%       415,000       140,000     Development     Second half of 1999
                                                                  ---------     ---------
   TOTAL (5 Properties)                                           2,217,000     1,016,000
                                                                  =========     =========

-----------------------

* By the Operating Partnership; the Registrant owns approximately 93.1% of the Operating Partnership.
(1) Construction of this project is subject to obtaining government approval for zoning and pre-leasing.
(2) Subject to reduction to 25% under the terms of the Goldenberg Letter Agreement.
(3) This project is not currently zoned for retail use and participation by the Trust in the development is subject to rezoning.
(4)  Square footage subject to change.
(5) Subject to reduction to 50% under the terms of the Goldenberg Letter Agreement.
(6) "Development" indicates that development activities, such as site surveys, preparation of architectural plans, or initiation of land use approvals or rezoning processes, have commenced (but construction has not commenced). "Construction" indicates that construction activities, such as site preparation, ground-breaking activities, or exterior construction has commenced. There is no assurance that the properties which remain in the Development stage will ultimately be constructed.

The Multifamily Properties

         The Company has interests in 19 multifamily properties with an aggregate of 7,236 units.

         The Company's wholly-owned multifamily properties are managed by its own staff. Many of the multifamily properties held by partnerships in which the Company has an interest are managed by one or more partners other than the Company who oversee the day-to-day development, construction, leasing and management of properties.

         If the current managers of the multifamily properties that are not currently managed by the Company are unable or unwilling to perform their obligations or responsibilities, the Company would manage those properties with its own staff.

         The following table sets forth certain information regarding the 19 multifamily properties in which the Company has an interest:



                                                                                                     Approx.
                                                                          Year         Number       Rentable
             Multifamily                                  Percent        Built/          Of           Area
              Property                   Location          Owned*       Renov(1)      Units(2)      (Sq. Ft.)
Emerald Point                      Virginia Beach, VA         65%      1965/1993        862          846,000

Boca Palms                         Boca Raton, FL            100%      1970,1991        522          673,000
                                                                         /1994

Lakewood Hills                     Harrisburg, PA            100%     1972, 1975,       562          630,000
                                                                       1982/1988

Regency Lakeside, NE               Omaha, NE                  50%      1970/1990        433          492,000

Kenwood Gardens                    Toledo, OH                100%       1951/89         504          404,000

Fox Run, Delaware                  Bear, DE                   50%         1988          414          359,000

Eagle's Nest                       Coral Springs, FL          50%         1989          264          343,000

Palms of Pembroke                  Pembroke Pines, FL        100%      1989/1995        348          340,000

Hidden Lakes                       Dayton, OH                100%      1987/1994        360          306,000

Cobblestone                        Pompano Beach, FL         100%      1986/1994        384          297,000

Countrywood                        Tampa, FL                  50%      1977/1997        536          295,000

Shenandoah                         West Palm Beach, FL       100%      1985/1993        220          286,000

Marylander                         Baltimore, MD             100%       1951/89         510          279,000

Camp Hill Plaza                    Camp Hill, PA             100%       1967/94         300          277,000

Charter Pointe (Windsong)          Altamonte Springs, FL      40%      1974/1993        312          258,000

Fox Run, Warminster                Warminster, PA             50%      1969/1992        196          232,000

Cambridge Hall                     West Chester, PA           50%      1967/1993        232          186,000

Will-O-Hill                        Reading, PA                50%      1970/1986        190          152,000

2031 Locust Street                 Philadelphia, PA          100%      1929/1986         87           89,000
                                                                                      -----        ---------
TOTAL (19 Properties)                                                                 7,236        6,744,000
                                                                                      =====        =========


                                     Percent      Fiscal 1997     Fiscal 1997
                                     Occupied       Average         Average
             Multifamily                on            Rent          Rental
              Property               8/31/97        per Unit      per sq. ft.
Emerald Point                           96%         $  463         $  0.49

Boca Palms                              97%            802            0.64


Lakewood Hills                          96%            590            0.53


Regency Lakeside, NE                    99%            886            0.79

Kenwood Gardens                         98%            362            0.47

Fox Run, Delaware                       96%            588            0.75

Eagle's Nest                            97%            812            0.64

Palms of Pembroke                       95%            788            0.88

Hidden Lakes                            98%            523            0.65

Cobblestone                             95%            644            0.87

Countrywood                             95%            409            0.79

Shenandoah                              97%            820            0.66

Marylander                              98%            461            0.89

Camp Hill Plaza                         97%            598            0.67

Charter Pointe (Windsong)               96%            470            0.59

Fox Run, Warminster                     99%            637            0.54

Cambridge Hall                          99%            607            0.78

Will-O-Hill                             99%            487            0.63

2031 Locust Street                      98%          1,172            1.21
                                                    ------         -------
TOTAL (19 Properties)                               $  595         $  0.67
                                                    ======         =======

-----------------------

* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.

(1) Appliances, kitchens, floor coverings and mechanical systems are replaced on all properties as needed. Common areas are also renovated as needed.

(2) Number of Units includes all apartment and commercial unites occupied or available for occupancy at August 31, 1997.

Other Properties

         Shortly following the organization of the Company, it acquired six industrial properties. The Company has not acquired any property of this type in over 20 years and the Company does not consider these properties to be strategically held assets. These properties, in the aggregate, contributed less than 3% of the Company's net rental income in the Company's fiscal year ending August 31, 1997, and the Company is currently studying a program for the orderly liquidation of these assets.

         The following table sets forth certain information regarding the six Industrial Properties:



                             Industrial Properties


                                       Year                       Percent           Square             Percentage Leased
Property and Location                Acquired                      Owned*             Feet

Office and Warehouse                   1962                          100%          332,000                    100%
Annandale, VA

Warehouse                              1962                          100%           12,000                    100%
Pennsauken, NJ

Warehouse                              1962                          100%           16,000                    100%
Allentown, PA

Warehouse                              1963                          100%           30,000                    100%
Pennsauken, NJ

Warehouse and Plant                    1963                          100%          197,000                    100%
Lowell, MA

Warehouse and Plant                    1962                           50%          141,000                    100%
Ft. Washington, PA

Total                                                                              728,000


-----------------------
* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.


         The Company holds partial interests in three parcels of undeveloped land. Over the next 12 months, the Company anticipates determining, with its respective joint venture partners, whether any of these parcels present appropriate development opportunities for the Company, and if not, an appropriate course of action to liquidate these assets.

         The following table sets forth certain information regarding the Undeveloped Land:


                                   Year             Percent
Property and Location            Acquired           Owned *          Acres
---------------------            --------           -------          -----

Rancocas, NJ                       1971                75%            54

Elizabethtown, PA                  1972                50%            22

Coral Springs, FL                  1990                50%            14
                                                                      ==
     TOTAL                                                            90
                                                                      ==

----------------------------
* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.


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

         All but one of the 46 properties in which the Trust has an interest are located in the eastern United States, with 19 of the properties located in Pennsylvania and 14 in Florida. The ability of some existing tenants of the Trust's properties to meet their lease obligations could be adversely affected by economic conditions in the East and in Florida and Pennsylvania in particular.

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

         Environmental matters have arisen at certain properties in which the Trust has an interest. The Trust retained environmental consultants in order to investigate certain of these matters. At one property in which the Trust has a 50% ownership interest, groundwater contamination exists which the Trust alleges was caused by the former tenant. Estimates to remediate this property, which are subject to the length of monitoring and the extent of remediation required, range in total from $100,000 to $1,000,000. In addition, above normal radon levels have been detected at two wholly-owned properties. The estimated remaining cost to remediate these properties is approximately $115,000, which costs were received as a credit from the sellers as part of the initial acquisitions.

         The Trust has recorded its share of these liabilities, totaling $366,000, based upon the consultants' evaluation of these matters which, in certain instances, are subject to applicable state approvals of the remediation plans.

         There are asbestos-containing materials in many of the properties in which the Trust has an interest, primarily in the form of floor tiles and adhesives. The floor tiles and adhesives are generally in good condition. Fire-proofing material containing asbestos is present at some of the properties in limited concentrations or in limited areas.

Employees

         The Registrant employs approximately 1,150 persons on a full-time basis.


Item 2.  Properties

         See the tables under "Item 1. Business" at pages 1 to 19 for the properties owned by the Trust, both wholly owned and those in which it has a percentage interest, and reference is made thereto.

         The Trust has leased 4,661 square feet of space for its principal offices at 455 Pennsylvania Avenue, Fort Washington, Pennsylvania, with a five-year term expiring December 31, 1998. The rent for the current year is $14.50 per square foot.

         The Management Company has leased 23,075 square feet (3rd floor) and 6,647 square feet (4th floor) of space for its principal offices at 200 S. Broad Street, Philadelphia, Pennsylvania, under two leases both expiring on July 31, 1999. The rent for the current year on both of the spaces is $19.00 per square foot. In addition, the Management Company has leased 5,712 square feet, 860 square feet and 922 square feet of space for its three regional offices at 500 Madison Street, Chicago, Illinois, 668 North Orlando Ave., Maitland, Florida and 1534 Dunwoody Village Parkway, Atlanta, Georgia, respectively. The Chicago lease expires on November 30, 1999, and the rent for the current year is $25.00 per square foot. The Maitland lease expires on April 30, 2000, and the rent for the current year is $13.75 per square foot. The Atlanta lease expires on January 1, 1998, and the rent for the current year is $12.20 per square foot. The Management Company is currently negotiating a three year extension to the Maitland lease.

         Titles to all of the Trust's real estate investments have been searched and reported to the Trust by reputable title companies. The exceptions listed in such title reports will not, in the opinion of the Trust, materially interfere with the use of the respective properties for the intended purposes.

Schedule of Real Estate and Accumulated Depreciation

         Schedule III, "Real Estate and Accumulated Depreciation - August 31, 1997," is part of the financial statement schedules set forth herein and reference is made to that schedule which is incorporated herein by reference for the amount of encumbrances, initial cost of the properties to the Trust, cost of improvements, the amount at which carried and the amount of the accumulated depreciation.

Item 3.  Legal Proceedings

         Daniel Berman and Robert Berman and/or entities owned or controlled by them (collectively, the "Bermans") are partners of wholly-owned subsidiaries of Trust in the ownership of Fox Run Apartments, Bear, Delaware, Eagle's Nest Apartments, Coral Springs, Florida, and 14 undeveloped acres in Coral Springs, Florida. Berman Real Estate Management, Inc., a corporation owned by the Bermans, currently manages the two apartment complexes.

         On May 1994, the Bermans commenced an action against the Trust and certain of its wholly-owned subsidiaries in the Montgomery County Court of Common Pleas of Pennsylvania (the "Pennsylvania Litigation"). In the Pennsylvania Litigation, the Bermans, seeking damages and a declaratory judgment, asserted that the Trust interfered with a contract to develop the parcel in Coral Springs, Florida and violated the partnership agreement relating to Eagle's Nest Apartments in Coral Springs, Florida. The Bermans later amended their complaint to add new parties and to allege that the defendants had no right to terminate the leasing and management agreement at Fox Run Apartments, had violated the Fox Run partnership agreement and that the Bermans had no liability for certain partnership expenses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.  Market for the Trust's Common Equity and Related Shareholder Matters

Stock Market

The Shares commenced trading on the New York Stock Exchange on November 14, 1997. (ticker symbol: PEI). Prior to that time, the Shares were traded on the American Stock Exchange.

Market Price and Distribution Record

         The following table shows the high and low sales prices for the Shares (as reported by the American Stock Exchange) and cash distributions paid for the periods indicated:

Quarters
Ended
                                                          Distributions
Fiscal Year 1997              High             Low             Paid
----------------              ----             ---        --------------
November 30                $ 23.38          $ 20.13           $ .47
February 28                  25.00            22.13             .47
May 31                       24.13            20.75             .47
August 31                    27.25            21.63             .47
                                                               ------
                                                              $ 1.88
                                                               ======

Quarters                                                   Distributions
Ended                       High               Low             Paid

Fiscal Year 1996
------------------------------------------------------------------------
November 30                $ 21.88           $19.25            $  .47
February 29                  21.75            19.50               .47
May 31                       21.63            19.00               .47
August 31                    20.88            18.75               .47
                                                               ------
                                                               $ 1.88
                                                               ======

As of November 12, 1997, there were approximately 1,400 shareholders of record of the Shares.

         The Registrant currently anticipates that cash distributions will continue to be paid in the future (in March, June, September and December); however, the payment of future distributions by the Registrant will be at the discretion of the Board of Trustees and will depend on numerous factors, including the Registrant's cash flow, its financial condition, capital requirements, annual distribution requirements under the real estate investment trust provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant.

         On September 30, 1997, the Registrant completed a series of related transactions pursuant to which, among other things, the Operating Partnership acquired (a) all of the non-voting common shares, constituting 95% of the equity of TRO for 200,000 Class A Op Units, (b) the interests of certain affiliates of TRO in The Court at Oxford Valley, Langhorne, PA, for, among other consideration, 233,248 Class A Op Units, and (c) Magnolia Mall from an affiliate of Equity Property and Development Limited Partnership ("EPDLP") for, among other consideration, 213,038 Class B OP Units ("Class B Op Units") issued to an affiliate of EPDLP.

         The Class A and Class B OP Units issued in the above described transactions are redeemable by the Operating Partnership at the election of the limited partner holding such units, at such time, and for such consideration, as set forth in the Operating Partnership Agreement. In general, and subject to certain exceptions and limitations, beginning one year following the respective issue dates, "qualifying parties" may give one or more notices of redemption with respect to all or any part of the Class A OP Units so received and then held by such party. Class B OP Units will be redeemable at the option of the holder at any time after issuance.

         If a notice of redemption is given, the Registrant has the right to elect to acquire the OP Units tendered for redemption for its own account, either in exchange for the issuance of a like number of Shares (subject to adjustments for stock splits, recapitalizations, and like events) or a cash payment equal to the average of the closing prices of the Shares on the ten consecutive trading days immediately prior to receipt by the Registrant, in its capacity as general partner of the Operating Partnership, of the notice of redemption. If the Registrant declines to exercise such right, then on the tenth day following tender for redemption the Operating Partnership will pay a cash amount equal to the number of units so tendered multiplied by such average closing price.

         The OP Units were issued by the Operating Partnership pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated under the Act.

Item 6.  Selected Financial Data


------------------------------------------------------------------------------------------------------------------
Selected Financial Information
------------------------------------------------------------------------------------------------------------------
Years Ended August 31
(Thousands of dollars except per share results)               1997       1996        1995         1994       1993
------------------------------------------------------------------------------------------------------------------
Operating Results
Income Before Gains on Sales of
  Interests in Real Estate                                $  9,166  $  10,179    $  11,106    $  8,325  $  10,125
Gains on Sales of Interests in Real Estate                   1,069        865          119      12,362      3,875
Net Income                                                  10,235     11,044       11,225      20,687     14,000
------------------------------------------------------------------------------------------------------------------
Per Share Results
Income Before Gains on Sales
  of Interests in Real Estate                                $1.06      $1.17        $1.28       $ .96      $1.17
Gains on Sales of Interests in Real Estate                     .12        .10          .01        1.43        .45
Net Income                                                    1.18       1.27         1.29        2.39       1.62
------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Investments in Real Estate, at Cost                       $202,443   $198,542      195,929    $154,281   $112,262
Total Assets                                               165,657    177,725      181,336     142,495    107,853
Total Mortgage and Bank Loans Payable                      117,412    124,148      122,518      80,155     51,929
Total Liabilities                                          124,218    130,678      129,037      85,339     55,671
Shareholders' Equity                                        40,899     46,505       51,771      56,748     51,852
------------------------------------------------------------------------------------------------------------------
Other Data:
Cash Flow Provided By (Used In)
Operating Activities                                        15,219     15,090       16,672      15,909     13,034
Investing Activities                                         7,749        933      (40,082)    (18,524)   (38,683)
Financing Activities                                       (22,599)   (16,091)      22,356       3,305     25,913
------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere herein.

Results of Operations

Fiscal 1997 Compared With Fiscal 1996

         Net income for the fiscal year ended August 31, 1997 before gains on sales of interests in real estate, decreased 10% to $9.2 million from $10.2 million for the comparable period of 1996. In the 1997 period, net gains on the sales of interests in real estate were $1.1 million as compared to $0.9 million in 1996. The net gains on sales of interests in real estate of $1.1 million in 1997, consisted of gains on the sale of the Trust's joint venture interest in shopping centers in Lancaster, Beaver Falls and Waynesburg, PA of $1.5 million, offset by a loss on the sale of a shopping Center in Margate, FL of $0.4 million. The gains in 1996 totaling $0.9 million were derived from the sale of land in Bucks County, PA and the sale of the Chateau Apartments in Midland, TX. In 1997 net income was reduced by an accounting provision of $0.5 million for losses on land held for sale in the Trust's investment portfolio and prepayment fees of $1.9 million paid in connection with refinancing of two partnership properties, the Trust's share of which was $1.1 million.

         Gross revenues from real estate for the fiscal year ended August 31, 1997, increased by 3% to $40.2 million from $39.0 million in the prior year. The 1997 period included $0.4 million of revenues attributable to Forestville Plaza in which the Trust acquired its partners' remaining 25% interest in the prior fiscal year. The 1996 period included $0.5 million of revenues attributable to Chateau Apartments which the Trust sold in June 1996. Revenues from properties owned during both periods increased by $1.0 million primarily as a result of increases in apartment revenues.

         Operating expenses for the fiscal year ended August 31, 1997 increased 1% to $16.3 million from $16.1 million in the prior year. The 1997 period included $0.2 million of expenses attributable to Forestville Plaza in which the Trust acquired its partners' remaining 25% interest in the prior fiscal year. The 1996 period included $0.3 million of expenses attributable to Chateau Apartments which the Trust sold. Operating expenses from properties owned during both periods increased by $0.3 million.

         Depreciation and amortization for the fiscal year ended August 31, 1997 increased by 7% to $6.3 million from $5.9 million in 1996, primarily as a result of ongoing capital expenditures in apartments.

         General and administrative expenses increased by 6% to $3.3 million from $3.1 million in 1996, primarily as a result of costs associated with litigation with a partner.

         Mortgage and bank loan interest expense decreased by 8% to $9.1 million from $9.8 million in 1996, primarily as a result of decreased borrowing against the Trust's credit facility.

         In Fiscal 1996, a partnership in which the Trust has a 50% interest signed an option to sell a parcel of land at a stipulated price, subject to the buyer's obtaining certain zoning variance approvals. In Fiscal 1997, the option expired. As a result, management revised its estimate of the property's selling price and recorded a $0.5 million provision for investment losses to reduce the property held for sale to its estimated net realizable value.

         Equity in income of partnerships and joint ventures decreased in the fiscal year ended August 31, 1997, by 32% to $4.3 million from $6.3 million in 1996, primarily as a result of an increase in mortgage interest expense of $2.9 million ($1.8 million of which was the Trust's proportional share). The increase in partnership mortgage interest expense is attributable to prepayment fees of $1.9 million ($1.1 million of which was the Trust's proportional share) in connection with refinancings, as well as additional interest expense associated with the refinancings of Regency Apartments, Lehigh Valley Mall and Cambridge Hall Apartments in 1997. In addition, equity in income from properties owned during both periods exclusive of the increase in mortgage interest mentioned above increased by $0.5 million.

Fiscal 1996 Compared With Fiscal 1995

         Net income for the fiscal year ended August 31, 1996, before gains on sales of interests in real estate, decreased by 8% to $10.2 million from $11.1 million for the comparable period in 1995. In the 1996 period, the gains on the sales of interests in real estate were $0.9 million as compared to the 1995 period which included a gain on sale of interest in real estate of $0.1 million. Net income was reduced by an increase in operating expenses of $0.3 million primarily due to winter conditions in the Mid-Atlantic region and the receipt in the prior year of $0.2 million as a non-recurring termination fee from a shopping center tenant.

         Gross revenues from real estate for the fiscal year ended August 31, 1996 increased by 5% to $39.0 million from $37.0 million in 1995. The increase is due primarily to an increase in revenues of $1.2 million from the Boca Palms Apartments, which was acquired in November 1994 and $0.4 million from Forestville Plaza which became wholly-owned during the year. Exclusive of Boca Palms Apartments and Forestville Plaza, revenues from properties owned during both periods increased 2%, to $33.7 in 1996 from $33.1 million in 1995.

         Operating expenses in the fiscal year ended August 31, 1996 increased by 8% to $16.1 million from $14.9 million in 1995. The increase is due primarily to $0.4 million of increased expenses from the Boca Palms Apartments, approximately $0.2 million of additional operating expenses as a result of the harsh winter weather in the Mid-Atlantic region and $0.1 million attributable to the increased ownership of Forestville Plaza.

         Depreciation and amortization increased by 12% to $5.9 million from $5.3 million in 1995, primarily as a result of the acquisition of Boca Palms, the remaining interest in Forestville Plaza, and ongoing capital expenditures. Interest expense increased by 10% to $9.8 million from $8.9 million in 1995 as a result of increased borrowings to finance the Boca Palms acquisition and for general corporate purposes.

         For fiscal year ended August 31, 1996, $0.7 million was charged against the allowance for investment losses, $0.3 million for carrying costs for land held for sale, and $0.4 million of development expenses incurred at Crest Plaza, Allentown, Pennsylvania for a potential expansion of the shopping center, including a Caldor store. The lease with Caldor was canceled and the cost was written off following the bankruptcy declaration by Caldor.

         Equity in income of partnerships and joint ventures decreased by 2% to $6.3 million from $6.4 million in 1995, primarily as a result of a non-recurring lease termination fee received from a shopping center tenant in the amount of $0.2 million for fiscal year 1995. The Trust's share of partnership and joint venture income in 1996 was also reduced by approximately $0.1 million as compared to the prior year due to higher operating expenses resulting from the harsh winter weather discussed earlier.

Liquidity and Capital Resources

         The Trust expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Trust believes that its net cash provided by operations will be sufficient to allow the Trust to make any distributions necessary to enable the Trust to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Trust also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions.

         The Trust expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Trust also expects to use funds available under the $150 million revolving credit facility (the "Credit Facility") to fund acquisitions, development activities and capital improvements on an interim basis.

         In addition to amounts due under the Credit Facility and under the Term Loan (as hereinafter defined), during the next three years mortgage loans. secured by properties owned by three partnerships in which the Trust has an interest, mature by their terms. Balloon payments on these loans total $17 million of which the Trust's proportionate share is $8.5 million.

The Credit Facility

         Coincident with the closing of the TRO transaction, the Operating Partnership entered into the Credit Facility with a group of banks led by CoreStates Bank, N.A. The obligations of the Operating Partnership under the Credit Facility have been guaranteed by the Trust.

         The Credit Facility is for an initial term of two years and bears interest, at the borrower's election, at (i) the higher of CoreStates' prime rate or the Federal Funds lending rate plus .5%, in each case as in effect from time to time or (ii) the London Interbank Offered Rate (LIBOR) plus margins ranging from 1.1% to 1.7%, depending on the ratio of the Trust's consolidated liabilities to gross asset value (the "Leverage Ratio") each as determined pursuant to the terms of the Credit Facility.

         The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Trust maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%;
(ii) a maximum ratio of Senior Liabilities (as defined in the Credit Facility) to Unencumbered Asset Value (as defined in the Credit Facility) of 73%; (iii) minimum tangible net worth of $115 million; (iv) a minimum ratio of annualized consolidated property net operating income to total annual debt service of 1.40:1; and (v) a minimum ratio of annualized consolidated property net operating income to pro forma debt service of 1.30:1. As of September 30, 1997, the Trust's Leverage Ratio was approximately 58.6%. Until the Trust reduces its leverage ratio below 50%, the lending banks will hold unrecorded mortgages on eleven unencumbered properties which the Operating Partnership owns, directly or indirectly, and would be entitled to record such mortgages upon any event of default.

         As of September 30, 1997, the Operating Partnership had drawn $95.0 million on the Credit Facility, which was used to repay amounts outstanding on the Trust's prior line of credit and for cash payments in the TRO Transaction referred to in note 10 of the Notes to Consolidated Financial Statements.

Secured Term Loan

         In addition to the Credit Facility, the Trust previously borrowed $35 million (the "Term Loan") from a bank group at a fixed rate of 8.62% until March 1998 at which time the rate is to be reset at either a fixed or floating rate at the option of the Trust. The loan is secured by three apartment properties, had a balance of $33.9 million on August 31, 1997, and matures in March 2000.

Interest Rate Protection

         In order to reduce exposure to variable interest rates, the Trust has purchased a three-year interest rate cap on $15 million of indebtedness limiting the underlying 30-day LIBOR rate to 7.5% until March 1998. In June 1995, the Trust entered into a six-year interest rate swap agreement with CoreStates Bank, N.A. on $20 million of indebtedness which fixes a rate of 6.12% per annum versus 30-day LIBOR until 2001. As a result of these transactions, the Trust has as of August 31, 1997, fixed or hedged $35 million of the outstanding balance on its Credit Facility.

Contingent Liabilities

         The Trust along with certain of its joint venture partners has guaranteed debt totaling $16.0 million. (See Notes 2 and 3 of the Notes to Consolidated Financial Statements.)

Cash Flows

         Net cash provided by operating activities increased by approximately 1% to $15.2 million for the year ended August 31, 1997 as compared to $15.1 million in the same period last year. Operating cash flow was higher primarily as a result of the timing of collections of receivables.

         Net cash provided by investing activities was $7.7 million for the year ended August 31, 1997 as compared to $0.9 million in the same period last year. For the year ended August 31, 1997, the Trust refinanced two properties and received $15.4 million, sold interests in four shopping centers and received proceeds of $2.1 million, invested $6.2 million in real estate and incurred deposits to acquire real estate of $5.3 million. For the year ended August 31, 1996, the Trust sold two properties and received net cash proceeds of $5.2 million.

         Net cash used in financing activities increased by 40% to $22.6 million for the year ended August 31, 1997 as compared to $16.1 million in the same period last year. Financing activities included reduction in bank loans payable of $5.4 million and distributions paid to shareholders of $16.3 million. Financing activities in 1996 included proceeds of a mortgage note payable on Shenandoah Village Apartments of $8.8 million, a reduction in bank loans payable of $5.0 million and distributions paid to shareholders of $16.3 million.

Funds From Operations

         Funds from operations increased 6% to $19.7 million for the year ended August 31, 1997, as compared to $18.6 million in 1996. The increase is primarily due to an improvement in net operating income, exclusive of a provision for losses on investments, of 6% for apartments.

Capital Expenditures

         During fiscal 1997, the Trust expended $3.6 million for capital expenditures: $2.9 million ($502 per unit owned adjusted for partnership interests) for multifamily communities and $0.7 million for shopping centers. The Trust's policy is to capitalize expenditures for floor coverings, appliances and major exterior preparation and painting for apartments. During the Year, $0.8 million ($171 per unit owned) was expended for floor covering and $0.3 million ($71 per unit owned) for appliances.

         In addition, the Trust expended $1.2 million for non-recurring improvement costs to multifamily communities which included $0.7 million for exterior preparation and painting.

Environmental Matters

         In 1994, the Trust established a reserve for environmental remediation costs of $0.6 million. In addition, the Trust received a credit of $0.4 million for environmental matters in connection with the acquisition of two properties. During 1995, 1996 and 1997 a total of $0.6 million was charged against the reserve leaving a balance of $0.4 million. There can be no assurance that these amounts will be adequate to cover future environmental costs.

Competition

         The Trust's shopping centers compete with other shopping centers in their trade areas as well as alternative retail formats, such as catalogues and home shopping networks. Apartment properties compete for tenants with other multifamily properties in their markets. Economic factors such as employment trends and the level of interest rates, impact shopping center sales as well as prospective tenant's choice to rent or own his/her residence.

Inflation

         Inflation can have many effects on the financial performance of the Trust. Shopping center leases often provide for the payment of rents based on a percentage of sales which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses which may reduce the impact of such increases on the Trust. Apartment leases are normally for a one-year term which may allow the Trust to seek increased rents as leases are renewed or when new tenants are obtained.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         The consolidated balance sheets of the Trust as of August 31, 1997, and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997, and the report of independent public accountants thereon and the Trust's summary of unaudited quarterly financial information for the two-year period ended August 31, 1997 are set forth on pages F-1 through F-14 hereto.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.



                                                                                                  Shares Beneficially Owned
                                                                                                    on October 1, 1997 (1)
                                           Principal Occupation             Trustee              ----------------------------
         Name               Age              and Affiliations                Since               Number               Percent
         ----               ---            --------------------             -------              ------               -------

Class C Trustees;
Terms Expire in
1997

William R.                   56      Partner in Dimeling,                    1982                7,187 (2)                *
  Dimeling **                        Schreiber and Park, a
                                     private investment
                                     partnership. Director of
                                     Aero Services
                                     International, Inc., a
                                     fixed base operator for
                                     private aviation.
                                     Director, Addison
                                     Capital Shares.

George F.                    54      President, PREIT-                       1997                1,400 (4)                *
  Rubin**                            RUBIN, Inc. (formerly
  (3)                                named "The Rubin
                                     Organization, Inc.,"
                                     acquired by the Trust in
                                     September 1997) since
                                     1992.

Rosemarie B.                 51      Businesswoman.                          1997                   -0-                   *
Greco** (3)                          Formerly President,
                                     CoreStates Financial
                                     Corp. and President and
                                     Chief Executive Officer,
                                     CoreStates Bank, N.A.
                                     Director, General
                                     Accident Insurance
                                     Company of America.




                                                                                                  Shares Beneficially Owned
                                                                                                    on October 1, 1997 (1)
                                           Principal Occupation             Trustee              ----------------------------
         Name               Age              and Affiliations                Since               Number               Percent
         ----               ---            --------------------             -------              ------               -------


Class A Trustees;
Terms Expire in
1999

Sylvan M.                    83      Chairman of the Board                   1960               650,291 (5)              7.5%
  Cohen                              of Trustees of the Trust.
                                     Chief Executive Officer
                                     of the Trust until
                                     September 30, 1997. Of
                                     counsel to the
                                     Philadelphia law firm of
                                     Drinker Biddle & Reath
                                     LLP and formerly
                                     partner in the
                                     Philadelphia law firm of
                                     Cohen, Shapiro,
                                     Polisher, Shiekman and
                                     Cohen. Director of FPA
                                     Corporation. Trustee of
                                     EQK Realty Investments
                                     I and Trustee of Arbor
                                     Property Trust.

Lee H.                       66      Private Investor.                       1985                 5,500 (2)               *
  Javitch                            Former Chairman and
                                     Chief Executive Officer
                                     of Giant Food Stores,
                                     Inc., an owner and
                                     operator of
                                     supermarkets. Director
                                     of Dauphin Deposit
                                     Corp. Director of First
                                     Maryland BanCorp.

Jonathan B.                  50      President and Chief                     1994               105,910 (6)              1.2%
  Weller                             Operating Officer of the
                                     Trust. From 1988 to
                                     1993, Executive Vice
                                     President and Director of
                                     Eastdil Realty, Inc., a
                                     real estate investment
                                     banking firm.



                                                                                                  Shares Beneficially Owned
                                                                                                    on October 1, 1997 (1)
                                           Principal Occupation             Trustee              ----------------------------
         Name               Age              and Affiliations                Since               Number               Percent
         ----               ---            --------------------             -------              ------               -------

Class B Trustees;
Terms Expire
in 2000

Ronald Rubin (3)             66      Since September 30,                     1997                   -0- (7)               *
                                     1997, Chief Executive
                                     Officer of the Trust.
                                     From 1992 to September
                                     1997, Chairman and
                                     Chief Executive Officer
                                     of The Rubin
                                     Organization, Inc. (now
                                     named PREIT-RUBIN,
                                     Inc.). Director, PECO
                                     Energy Corp.



Leonard I.                   61      Chairman and Chief                      1996               482,663 (8)              5.6%
 Korman                              Executive Officer,
                                     Korman Commercial
                                     Properties, Inc., a
                                     commercial real estate
                                     management and
                                     development firm since
                                     January 1996. General
                                     partner, The Korman
                                     Co., a real estate
                                     management and
                                     development firm, since
                                     1984. Director,
                                     CoreStates Bank, N.A.




                                                                                                  Shares Beneficially Owned
                                                                                                    on October 1, 1997 (1)
                                           Principal Occupation             Trustee              ----------------------------
         Name               Age              and Affiliations                Since               Number               Percent
         ----               ---            --------------------             -------              ------               -------

Jeffrey P.                   51      Chairman of the Board,                  1986                51,413 (9)               *
 Orleans                             Chief Executive Officer
                                     and Director of FPA
                                     Corporation, a
                                     residential real estate
                                     developer. Chief
                                     Executive Officer of
                                     Orleans Construction
                                     Corp., a residential real
                                     estate developer, prior to
                                     FPA Corporation's
                                     acquisition of such
                                     company in 1993.

Non-Trustee
Executive
Officers

Edward A.                    40      Since September 30,                      __                    -0- (10)             *
Glickman                             1997, Executive Vice
                                     President and Chief
                                     Financial Officer of the
                                     Trust. From 1993 to
                                     1997, Executive Vice
                                     President and Chief
                                     Financial Officer of The
                                     Rubin Organization, Inc.
                                     (now named PREIT-
                                     RUBIN, Inc.).

Jeffrey A.                   48      Senior Vice President-                   --                 29,771 (11)              *
  Linn                               Acquisitions and
                                     Secretary of the Trust

Dante J.                     64      Senior Vice President-                   --                 20,931 (12)              *
  Massimini                          Finance and Treasurer of
                                     the Trust

All Trustees and             --               --                              --              1,354,814 (13)            15.6%
executive officers
as a group (12
persons)


*   Less than one percent
** To be nominated at the Annual Meeting of Shareholders of the Registrant scheduled to be held on December 16, 1997, for a term expiring in 2001.

(1) Unless otherwise indicated in the following footnotes, each Trustee and Non-Trustee executive officer has sole voting and investment power with respect to all such Shares.

(2)  Includes 5,500 Shares subject to options that are currently exercisable.

(3) Pursuant to the TRO Contribution Agreement, the Trust acquired all of the outstanding non-voting shares of capital stock of The Rubin Organization, Inc. In accordance with Section 5.19 of the TRO Contribution Agreement, the Board of Trustees of the Trust elected Ronald Rubin, George F. Rubin and Rosemarie B. Greco as Trustees of the Trust to fill the vacancies created by the resignations of Robert Freedman, Jack Farber and Robert G. Rogers. Ronald Rubin and George F. Rubin are brothers.

(4) Includes 900 Shares held by a trust, the beneficiary of which is Mr. Rubin's daughter. Mr. Rubin is not a trustee of that trust. Also includes 500 shares held by Mr. Rubin's spouse. Mr. Rubin disclaims beneficial ownership of all Shares referred to in this footnote. Excludes 86,055 Class A OP Units first redeemable on September 30, 1998 for cash or, at the option of the Trust, for a like number of Shares.

(5) Includes 186,558 Shares owned by Mr. Cohen's spouse, 37,056 Shares owned by a trust of which Mr. Cohen's wife is a co-trustee, 252 Shares owned by a corporation 50% of whose outstanding shares are owned by Mr. Cohen and the remaining 50% of whose outstanding shares are owned by Jeffrey P. Orleans, a Trustee of the Trust, 71,815 Shares owned by a charitable remainder unitrust of which Mr. Cohen is a co-trustee, and 28,523 Shares subject to options that are currently exercisable. Mr. Cohen disclaims beneficial ownership of all of the Shares referred to in this footnote other than Shares owned by trusts of which Mr. Cohen is a trustee or a co-trustee, Shares owned of record by Mr. Cohen's wife and the Shares subject to options.

(6) Includes 94,710 Shares subject to options that are currently exercisable, and 400 Shares held by Mr. Weller as custodian for his children under the New York Uniform Gifts to Minors Act.

(7) Excludes 143,440 Class A OP Units first redeemable on September 30, 1998 for cash or, at the option of the Trust, for a like number of Shares.

(8) Includes (i) 420 Shares owned by Mr. Korman's spouse, (ii) 87,570 Shares held by a charitable foundation of which Mr. Korman is a co-trustee, and
     (iii) 151,585 Shares held by trusts of which Mr. Korman is a co-trustee. Mr. Korman disclaims beneficial ownership of all but 10,528 of the foregoing Shares.

(9) Includes 450 Shares owned by Mr. Orleans' spouse, 1,000 Shares for which Mr. Orleans is custodian for his children under the Pennsylvania Uniform Gifts to Minors Act, 947 Shares owned by an adult daughter of Mr. Orleans, 360 Shares held by trusts of which Mr. Orleans is co-trustee, 252 Shares owned by a corporation 50% of whose shares are owned by Mr. Orleans and the remaining 50% of whose shares are owned by Sylvan M. Cohen, Chairman of the Board of Trustees of the Trust and 3,000 Shares subject to options that are currently exercisable. Mr. Orleans disclaims beneficial ownership of the Shares owned by Mr. Orleans' wife and certain Shares for which he serves as custodian under the Pennsylvania Uniform Gifts to Minors Act.

(10) Excludes 13,066 Class A OP Units redeemable first on September 30, 1998 for cash or, at the option of the Trust, for a like number of Shares.

(11) Includes 21,431 Shares subject to options that are currently exercisable and 500 Shares that are held by Mr. Linn as custodian for his son under the Pennsylvania Uniform Gifts to Minors Act.

(12) Includes 20,331 Shares subject to options that are currently exercisable.

(13) Includes 178,995 Shares subject to options that are currently exercisable. In certain instances, two Trustees beneficially own the same Shares because they share voting or investment power over such Shares. Such Shares have been counted only once in this total.


Item 11.  Executive Compensation

         The following table sets forth certain information concerning the compensation paid by the Trust during the fiscal years ended August 31, 1997, 1996 and 1995 to the Trust's Chief Executive Officer and the four other most highly compensated executive officers of the Trust.




                                                                                                     Long Term
                                                                                                    Compensation
                                                         Annual Compensation                           Awards
                                            ----------------------------------------------------       ------          All Other
    Name and Principal                                                           Other Annual                        Compensation
         Position               Year        Salary ($)        Bonus ($)       Compensation($)(1)      Options (#)       ($) (2)
    ------------------          ----        ----------        ---------       ------------------      -----------    ------------
Sylvan M. Cohen                 1997         $345,000             0                   0                    0            $9,070
 Chairman and Chief             1996          342,333             0                   0                    0             9,070
 Executive Officer              1995          333,000             0                   0                  20,000          9,070
 and Trustee

Jonathan B. Weller              1997         $301,731          50,000             $22,414                20,000         25,871
 President and Chief            1996          297,212             0                 7,182                20,000         25,608
 Operating Officer and          1995          281,539             0                37,463                35,000         32,408
 Trustee

Robert G. Rogers                1997         $193,365             0                33,414                   0              0
 Executive Vice                 1996          191,923             0                 7,182                 5,000         69,654
 President and                  1995          183,269             0                   0                  10,000         72,499
 Trustee(3)

Jeffrey A. Linn                 1997         $134,375          20,000              33,835                10,000         14,042
 Senior Vice President-         1996          130,797             0                 5,163                10,000         14,114
 Acquisitions and               1995          116,346             0                   0                  15,000         18,021
 Secretary


Dante J. Massimini              1997         $128,365           5,000              39,204                 5,000         60,661
 Senior Vice President-         1996          125,673             0                 5,174                 5,000         59,897
 Finance and                    1995          116,538             0                   0                  10,000         54,706
 Treasurer

-----------------
(1) Amounts shown in Fiscal 1997 represent (a) discretionary contributions by the Trust to the accounts of Messrs. Weller, Rogers, Linn and Massimini, in the Company's 401(k) retirement plan in the amounts of $7,164, $7,164, $6,010 and $5,704, respectively, and (b) paid accrued vacation salary of $15,250, $26,250, $27,825 and $33,500, respectively. Amounts shown in
     Fiscal 1996 represent discretionary contributions by the Trust to the accounts of the named executive officers in the Company's 401(k) retirement plan. Amounts shown for Fiscal 1995 for Mr. Weller include $14,352 for relocation expenses, $12,378 for reimbursement for taxes resulting from payment of living expenses on behalf of Mr. Weller in 1994 and $10,733 in respect of a leased automobile.

(2) All amounts for Mr. Cohen represent annual premium payments on life insurance provided under Mr. Cohen's employment agreement. Amounts for Mr. Weller include $9,750 of annual premium payments on life insurance provided under Mr. Weller's employment agreement. All other amounts represent anticipated contributions by the Trust with respect to Fiscal 1997 and actual contributions for Fiscal 1996 and Fiscal 1995 under the Supplemental Retirement Plan approved during Fiscal 1995 in which Messrs. Weller, Rogers, Massimini and Linn are participants.

(3) Mr. Rogers resigned from the Board of Trustees in August 1997 and will retire from his position as Executive Vice President of the Trust effective December 31, 1997.

Employment Agreements

         The Trust entered into an Employment Agreement with Mr. Cohen on July 16, 1982, which was amended and restated on March 14, 1985 and further amended as of January 1, 1990 and September 29, 1997. The Employment Agreement provides that Mr. Cohen is to serve as Chairman of the Board of Trustees of the Trust and Chairman of the Property Committee of the Board of Trustees. Pursuant to the 1997 amendment, the employment term shall continue until December 31, 2000, with automatic calendar year renewals thereafter that will continue until written notice of termination is delivered by either Mr. Cohen or the Trust at least 180 days prior to the end of the then current term. The current annual base compensation is $345,000, and the agreement provides that base compensation cannot be unilaterally decreased by the Trust. Mr. Cohen was not a participant in the Trust's defined benefit pension plan, which was terminated during Fiscal 1995, nor is he a participant in the non-qualified retirement plan which was established during Fiscal 1995 and in which the other executive officers of the Trust named in the Summary Compensation Table are participants. Following the termination of Mr. Cohen's employment for any reason (including expiration of the term) other than termination for specified cause, the Trust is required to make payments to Mr. Cohen and, in the event his wife survives him, to Mr. Cohen's widow. Post-termination payments to Mr. Cohen are to continue for the balance of his lifetime at a rate equal to, subject to an annual cost-of-living adjustment, 50% of the rate of Mr. Cohen's highest annual basic compensation during his employment with the Trust. If Mr. Cohen is survived by his wife, the Trust is to pay her for the balance of her lifetime at a rate equal to, subject to an annual cost-of-living adjustment,
(i) 25% of the rate of Mr. Cohen's highest annual basic compensation during Mr. Cohen's employment with the Trust or (ii) if higher than the rate specified in subclause (i), 50% of the rate of the adjusted payments to which Mr. Cohen shall have been entitled at the time of his death. During fiscal 1997, the Trust was not required to accrue on its financial statements any additional amount in respect of the aforementioned post-termination payments. As of the end of fiscal 1997, such accrual equals approximately $900,000. The Employment Agreement also requires the Trust to maintain $150,000 of life insurance coverage on Mr. Cohen's life, payable to beneficiaries designated by Mr. Cohen.

         The Trust entered into an Employment Agreement with Mr. Weller on December 14, 1993. The Employment Agreement provides that Mr. Weller is to serve as President and Chief Operating Officer of the Trust with responsibility for the day-to-day management of the Trust. The employment term, which began on January 31, 1994, is three years, a period that is automatically extended, as of January 31, 1996 and each January 31 thereafter, for a new three year term beginning on such January 31 unless the Trust gives Mr. Weller written notice at least 60 days prior to January 31 in a year that the term is not to be extended as of such January 31. The agreement further provides for an initial annual base salary of $275,000 and provides that if the annual salary is increased, such increased annual salary thereafter constitutes the annual base salary for purposes of the agreement. Mr. Weller's annual base salary under the agreement currently is $305,000. In accordance with the Employment Agreement, on December 14, 1993, the Trust granted Mr. Weller non-qualified stock options to purchase 100,000 Shares of the Trust at an exercise price equal to the fair market value of the Shares on such date. See "Stock

Option Plans" below. The Trust is required to provide certain employee benefits to Mr. Weller, including $1,500,000 of life insurance. Mr. Weller was required to invest a minimum of $250,000 in Shares of the Trust. Upon a termination of employment by Mr. Weller for specified good reason (including delivery by the Trust of written notice that the term of the agreement is not to be renewed for a new three-year period) or by the Trust other than for cause, disability or death, Mr. Weller is entitled to receive a lump-sum cash payment equal to the sum of any unpaid annual base salary through the date of termination and the amount of annual base salary that would have been paid during the remaining term of employment, discounted on a present value basis. The Employment Agreement provides that all options to purchase Shares granted to Mr. Weller vest and become immediately exercisable upon a change of control of the Trust or upon a termination of employment by the Trust without cause or by Mr. Weller for good reason or upon Mr. Weller's death or disability. The Employment Agreement provides that, in the event any payments to Mr. Weller result in the imposition on Mr. Weller of an excise tax under Section 4999 of the Internal Revenue Code, the Trust shall pay Mr. Weller an additional amount sufficient to reimburse him for such excise tax.

         Mr. Rogers' employment agreement with the Trust was terminated on September 30, 1997. Pursuant to an Employment Extension and Separation Agreement, dated October 3, 1997, by and between Mr. Rogers and the Trust (a) Mr. Rogers' employment has been extended through December 31, 1997 at his current rate of compensation, and (b) from January 1, 1998 through March 31, 1998, Mr. Rogers will make himself available to the Trust up to three days a month for business consulting (any number over three days a month will be compensated at a specified additional rate). The agreement also provides, among other things, for (i) a $50,000 payment to Mr. Rogers on January 2, 1998, (ii) a $25,000 payment to Mr. Rogers on or before each of December 26, 1998 and 1999, (iii) medical insurance reimbursements for Mr. Rogers and his spouse for the remainder of their natural lives, and (iv) the immediate vesting of all Trust options held by him and the extension of the exercise date of the same to June 30, 2000. The Trust has accrued $250,000 in respect of the cost of extending Mr. Rogers' options.

         The Trust has an employment agreement with Mr. Linn, who serves as Senior Vice President - Acquisitions and Secretary of the Trust. The agreement has an initial term expiring December 31, 1999 with automatic one-year renewals unless either party gives the other not less than 180 days notice prior to the expiration of the then current term. The agreement provides that the annual base compensation shall be $136,500 per year and that such amount may be increased (but not decreased) by the Board of Trustees.

         The Trust has an employment agreement with Mr. Massimini, who serves as Senior Vice President-Finance and Treasurer. The agreement has a term expiring September 30, 1998, with automatic one-year renewals thereafter until written notice of termination is delivered at least 180 days prior to the expiration of the then-current term.

Stock Option Tables

         The following table sets forth certain information with respect to options to purchase Shares granted to certain executive officers named in the Summary Compensation Table during the fiscal year ended August 31, 1997. Mr. Cohen was not granted options in the fiscal year ended August 31, 1997.

                        Options Granted in Fiscal 1997


                                              Individual Grants                       Potential Realizable
                             -------------------------------------------------          Value at Assumed
                                           % of Total                                 Annual Rates of Stock
                                             Options                                  Price Appreciation for
                             Options       Granted to    Exercise                        Option Term (1)
                             Granted      Employees in     Price    Expiration      ------------------------
       Name                    (#)         Fiscal Year   Per Share     Date            5%             10%
       ----                  -------      ------------   ---------  ----------      --------        --------
Jonathan B. Weller          20,000(2)          44.4%      $22.75      12/06/06        $324,673      $822,785

Jeffrey A. Linn             10,000(3)          22.2%      $22.75      12/06/06        $162,337      $411,393

Dante J. Massimini           5,000(4)          11.1%      $22.75      12/06/06        $ 81,168      $205,696

------------------

         (1) These amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the end of the option term. These gains are based on assumed rates of share appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The assumed annual rates of share appreciation are specified by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of the Trust's share price.

         (2) Consists of a non-qualified stock option exercisable in four equal and consecutive annual installments of 5,000 shares each, commencing on January 1, 1998.

         (3) Consists of a non-qualified stock option exercisable in four equal and consecutive annual installments of 2,500 shares each, commencing on January 1, 1998.

         (4) Consists of a non-qualified stock exercisable in four successive annual installments of 1,125 shares each, commencing January 1, 1998.


         The following table sets forth certain information as to the exercise of options to purchase Shares during the fiscal year ended August 31, 1997 by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options.

        Aggregate Option Exercises in Fiscal Year Ended August 31, 1997
                       and August 31, 1997 Option Values

                                                                                                               Value of
                                                                      Number of                              Unexercised
                                                                     Unexercised                             In-the-Money
                              Shares                                  Options at                              Options at
                             Acquired                              August 31, 1997                        August 31, 1997(1)
                                on            Value          ----------------------------           -------------------------------
      Name                   Exercise        Realized        Exercisable    Unexercisable           Exercisable       Unexercisable
-----------------            --------        --------        -----------    -------------           -----------       -------------
Sylvan M. Cohen                  -              -              28,768           56,232               $135,119            $244,611

Jonathan B. Weller               -              -              94,710           80,290                231,219             331,056

Robert G. Rogers(2)              -              -              32,046           19,954                210,576              84,732

Dante J. Massimini               -              -              20,331           24,044                 95,735             116,905

Jeffrey A. Linn                  -              -              21,431           34,819                103,663             170,818


         (1) In-the-money options are those where the fair market value of the underlying securities exceeds the exercise price of the option. All of the options held by the named executive officers were in-the-money except for options granted in December 1993. Dollar amounts shown represent the difference between the option exercise price and the fair market value of the Shares at August 31, 1997. The closing price of the Shares on August 31, 1997 was $25.813 per Share.

         (2) Pursuant to the Employment Extension and Separation Agreement, dated October 3, 1997, by and between the Trust and Mr. Rogers, all options granted to Mr. Rogers have become vested and are immediately exercisable as of October 3, 1997.


Stock Option Plans

         Pursuant to the Trust's 1990 Incentive and Non-Qualified Stock Option Plan (the "Employee Plan"), incentive stock options designed to qualify under
Section 422A of the Internal Revenue Code and non-qualified stock options to purchase up to an aggregate of 400,000 of the Trust's Shares may be issued by the Trust to officers and key employees of the Trust. The Employee Plan is administered by a committee of the Board, currently the Executive Compensation and Human Resources Committee, which has authority to determine the persons to whom options will be granted, the number of option shares, the exercise price, the date of grant, and the term of options granted under the Employee Plan. The Employee Plan requires that the exercise price not be less than 100% of the fair market value of the Shares on the date of grant.

         The Company also has a 1990 Stock Option Plan for Non-Employee Trustees (the "Trustee Plan") under which each non-employee Trustee automatically receives a non-qualified option on 1,000 Shares on the last trading day in January of each year at an exercise price equal to the closing price on that date. Options granted under the Trustee Plan vest in four equal annual increments and expire on the tenth anniversary of the grant date. The Plan authorizes the granting of options on 100,000 Shares, of which options on 52,750 remain ungranted. The Plan would have expired in January, 1997, but the Shareholders of the Registrant will vote on an extension of the Trustee Plan through 2004.

         In connection with the TRO Transaction; the Trust adopted the 1997 Stock Option Plan (the "1997 Plan"). Pursuant to the 1997 Plan, incentive stock options designed to qualify under Section 422A of the Internal Revenue Code and non-qualified stock options to purchase up to an aggregate of 560,000 of the Trust's Shares may be granted by the Trust to key employees of the Trust and the Management Company. The 1997 Plan is administered by the Executive Compensation and Human Resources Committee, which has authority to determine the persons to whom options will be granted, the number of option shares, the exercise price, the date of grant, and the term of options granted under the Employee Plan. The 1997 Plan requires that the exercise price not be less than the fair market value of the Shares on the grant date. As of October 31, 1997, options to purchase up to 455,000 Shares have been issued under the 1997 Plan, all at an exercise price of $25.41 per share, none of which are vested. Of such amounts, options on 150,000 shares, 75,000 shares and 50,000 shares were granted to Messrs. Ronald Rubin, George Rubin and Edward Glickman, respectively.

         In accordance with the terms of Mr. Weller's Employment Agreement with the Trust, the Trust adopted the 1993 Jonathan B. Weller Non Qualified Stock Option Plan (the "Weller Plan"). Under the Weller Plan, on December 14, 1993 the Trust granted Mr. Weller options to purchase 100,000 Shares at an exercise price equal to the fair market value of the Shares on such date. Such options have a term of ten years and become exercisable in four equal annual installments of 25,000 Shares each, commencing on the first anniversary of the grant date, subject to earlier exercisability under certain specified circumstances.

Other Benefit Plans

         Section 401(k) Plan. The Trust maintains a 401(k) profit sharing and retirement savings plan in which substantially all of the officers and employees are eligible to participate.

         Supplemental Retirement Plan. The Trust maintains a Supplemental Retirement Plan in which the executive officers named in the Summary Compensation Table other than Mr. Cohen are participants. Under the Supplemental Retirement Plan, the Trust is required to make defined contributions to the plan annually in amounts equal to amounts that would have been required to be contributed under the Trust's defined benefit pension plan, which was terminated in fiscal 1995, in order to fund the targeted retirement benefit (after taking into account amounts distributed under the terminated defined benefit pension plan, together with an assumed rate of return thereon). The Trust has recorded $92,000, $160,000 and $168,000 of contributions due under the provisions of this plan for years ended August 31, 1997, 1996 and 1995, respectively.

         The Management Company Stock Bonus Plan. The Management Company has established a stock bonus plan for all of its employees who have completed at least one year of service as of the effective date of the plan (September 30, 1997). The plan is expected to be qualified for favorable tax treatment under section 401(a) of the Internal Revenue Code and all of the outstanding voting common shares of the Management Company are held by the trust established under the plan.

         The Management Company contributed all of its voting common shares to the plan for the plan year ending December 31, 1997. The shares will be allocated to the plan accounts of the eligible employees as of December 31, 1997, pro rata, based on their covered compensation for 1997. The shares held by the plan will be appraised as of the effective date, and as of each December 31 thereafter. The value of an employee's account under the plan will be payable to the employee upon termination of service. Since the Management Company's Articles of Incorporation restrict ownership of all of the outstanding voting common shares of the Management Company to the Management Company employees or to a tax-qualified plan for the benefit of employees, benefits to terminated employees will be paid only in cash.

         Voting on major corporate transactions (including mergers, recapitalizations, liquidations, and similar transactions) will be passed through by the plan trustee, CoreStates Bank, N.A., to the plan's participants. Voting by the plan trustee on other matters will be directed by majority vote of the Management Company Stock Bonus Plan Committee, who are appointed by the Board of Directors of the Management Company.

         Incentive Bonus Plan. The Trust and the Management Company have established an incentive bonus plan, effective January 1, 1998, for certain officers and key employees of the Trust and the Management Company. The plan is a nonqualified, unfunded plan with bonuses to be paid from the general assets of the Trust.

         The Executive Compensation and Human Resources Committee of the Board of Trustees of the Trust administers the plan. The Committee has designated those officers and key employees who are eligible to receive a bonus under the plan, and each of the individuals who entered into employment agreements in connection with the TRO Transaction have been included as eligible to participate in the plan. A bonus pool has been created equal to a graduated percentage of "Adjusted Funds Available for Distribution," which is generally defined as funds from operations less the sum of all obligations of the Trust, including annual capital expenditures, reserves for capital expenditures, distributions by the Trust and its operating partnership and working capital reserves. One-half of the pool will be paid to the participants based on set individual percentages. All or a portion of the remainder of the pool may be awarded by senior management (in its discretion, but subject to the approval of the Committee) to any of the participants in the plan and/or to any other employees of the Trust or the Management Company who achieved the goals and objectives stated in the Trust's business plan. The plan provides that in no event will incentive compensation paid under the plan exceed $1,500,000 in any plan year.

         Bonuses will be paid in single-sum cash payments within a reasonable time after the Trust's fiscal year-end financial statements are approved. Except as provided in a participant's employment agreement, only participants who are employed by the Trust or the Management

Company on December 31 of each plan year will be eligible to receive payments under the plan (unless the participant was no longer an employee due to a reorganization, or because he retired on or after age 65, became disabled, or died).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         All information responsive to this Item is set forth in Item 10. Except as listed in Item 10, the Registrant has no knowledge of any person or group who is the beneficial owner of more than 5% of the Shares.


Item 13.  Certain Relationships and Related Transactions

         On September 30, 1997, the Trust consummated the TRO Transaction in which the Trust, inter alia, (i) formed the Operating Partnership, (ii) transferred to the Operating Partnership its interests in its real property assets, or the economic benefits thereof, in exchange for the issuance to the Trust's business trust subsidiary of Class A OP Units and to the Trust of a general partner interest in the Operating Partnership, (iii) caused the Operating Partnership to acquire all of the issued and outstanding non-voting common shares of TRO representing 95% of the total equity of TRO, in exchange for 200,000 Class A OP Units and a contingent obligation to issue up to 800,000 additional Class A OP Units over a five year period based on the levels of the Trust's funds from operations ("Adjusted FFO") per Share during such period, (iv) caused the Operating Partnership to acquire, or to become obligated to acquire, in exchange for additional Class A OP Units, the interests of certain TRO Affiliates, including Ronald and George Rubin, Edward Glickman, and entities in which they own interests, or their rights or obligations to acquire interests, in four of the Existing Properties, and in the Acquisition Properties, (v) caused the Operating Partnership to acquire the development rights, subject to the obligations of certain TRO Affiliates, in four of the Development Properties in exchange for (A) additional Class A OP Units computed based upon one-half of the net profit to the Operating Partnership at completion of such project determined as set forth in the relevant documents, and (B) the reimbursement by the Operating Partnership of certain of TRO's pre-closing expenses relating to such properties, (vi) implemented, directly or indirectly, employment agreements with members of TRO's management, including Ronald Rubin, who became the Chief Executive Officer of the Trust and George F. Rubin, and (vii) elected three designees of TRO, Ronald Rubin, George F. Rubin and Rosemarie B. Greco, as trustees of the Trust. Ronald Rubin's employment agreement is for an initial term of five (5) years and provides for annual base compensation of not less than $345,000 per annum. The employment agreements of Messrs. George F. Rubin and Edward Glickman are for initial terms of two years and provide for base compensation of $250,000 per annum and $230,000 per annum, respectively.

         The OP Units referred to above are redeemable by the Operating Partnership, at the option of the holder, beginning one year following the dates of their respective issuance for an amount per OP Unit equal to the average closing price of a Share on the twenty trading days immediately prior to the date notice of redemption is received by the Trust in its capacity as general partner of the Operating Partnership. The Trust has the right to acquire any OP Units tendered for redemption for (i) cash, or (ii) Shares, on the basis of one Share for each OP Unit (subject to adjustments for share splits and other capital changes). Redeeming holders of OP Units who receive Shares from the Trust will have certain rights to cause the Trust to register such Shares for resale under the federal securities laws. Ronald Rubin, George
F. Rubin and Edward Glickman, as a result of the TRO Transaction, will each be prohibited from reselling more than one-half of the Shares to which he would be entitled upon redemption of Class A OP Units held by them during the five year period following the completion of the TRO Transaction if he continues to hold executive positions with the Trust or the Management Company during such period.

         In the TRO Transaction, in exchange for their direct and indirect interests in the Management Company and certain affiliated entities, (i) Ronald Rubin received, directly or indirectly, beneficial ownership of 143,044 Class A OP Units; (ii) George F. Rubin received, directly or indirectly, beneficial ownership of 86,055 Class A Units; and (iii) Edward Glickman received, directly or indirectly, beneficial ownership of 13,066 Class A OP Units. All such individuals will also be eligible to receive additional Class A OP Units relating to any contingent payments for their equity interest in TRO and for the Acquisition Properties and four of the Development Properties in which the Trust acquired interests in the TRO Transaction, all in accordance with the valuation and payment provisions of the applicable agreements. It is anticipated that holders of Class A OP Units will receive distributions at the approximate times, and in the same amounts, as dividends are paid by the Trust to the Shareholders. Generally, each of such Class A OP Units is redeemable for cash, or at the option of the Trust, for one Share. Certain of the Class A OP Units in the TRO Transaction are subject to pledges in favor of the Operating Partnership until certain obligations of TRO are satisfied.

         The amount of consideration paid by the Trust and the manner in which it would be paid was determined by the Trust's management and was approved by a Special Acquisition Committee of the Board of Trustees and by the Board of Trustees. The Board received an opinion from Lehman Brothers that the consideration to be paid was fair from a financial point of view, and the Shareholders of the Trust approved the completion by the Trust of the TRO Transaction at a Special Meeting of Shareholders held on September 29, 1997. The Board of Trustees has established a committee consisting of Leonard I. Korman, Chair, Rosemarie B. Greco and William R. Dimeling for the purpose of addressing and resolving any matters pertaining to the TRO Transaction as they arise on an on-going basis.

         The Management Company provides real estate management, leasing, administrative, accounting and/or development services to 21 properties and related entities (including ther retail properties on which the Registrant holds a right of first refusal on the affiliated interest and eight office buildings) in which Mr. Ronald Rubin and George Rubin and/or other TRO Affiliates have direct or indirect interest. All such services are provided on terms which the Management Company believes to be no less favorable to the Management Company than agreements between the Management Company and unrelated third parties with respect to similar services. For the twelve months ended December 31, 1996 and the nine months ended September 30, 1997, revenues received by the Management Company from such properties and entities aggregated $5,951,000 and $5,115,000, respectively.

         The Management Company leases office space from Richard I. Rubin & Co., Inc. under a sublease agreement. The term of the sublease agreement began on January 1, 1994 and expires on July 31, 1999. The monthly base rent is $36,535. The Management Company also leases additional office space in the same building from Bellevue Associates for a minimum rental of $10,524 per year plus additional rent based on the Management Company's share of increases in office maintenance and other costs. Ronald Rubin and George Rubin own a majority of the equity interests of Richard I. Rubin & Co., Inc. and approximately 10% of Bellevue Associates. The lease rates on this space is at least as favorable to the Management Company as that paid by other tenants in the building for comparable space.

         During fiscal 1997, the Trust paid or accrued fees and costs to the Philadelphia law firm of Drinker Biddle & Reath LLP, general counsel for the Trust, for legal services rendered to the Trust, its subsidiaries and its affiliates, including partnerships and other ventures in which the Trust is involved. Sylvan M. Cohen, Chairman of the Trust, and Chief Executive Officer of the Trust until September 30, 1997, and Robert Freedman, a Trustee of the Trust until September 1997, are of counsel to such firm.

         Rosemarie B. Greco is the former President and Chief Executive Officer of CoreStates Bank, N.A., and the former President of its parent company, CoreStates Financial Corp. Mr. Leonard I. Korman is a Director of CoreStates Bank, N.A. CoreStates Bank, N.A. has been, and will continue to be, a primary source of financing for the Trust. At November 1, 1997, the Trust was indebted (i) to CoreStates Bank, N.A. and the other banks in the lending group in the aggregate principal amount of approximately $95.3 million on an existing line of credit in the total amount of $150 million, and (ii) to a two-bank group, of which CoreStates Bank, N.A. is a member, for $33.9 million on an existing $35 million term loan facility. All borrowing arrangements from the Trust from CoreStates Bank, N.A. have been on terms which the Trust believes are at least as favorable to the Trust as would be available from other lending sources.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

         (1) Financial Statements

             1.  The Trust's Consolidated Financial Statements as follows:

                   Consolidated Balanced Sheet at August 31, 1997 and 1996   F-1

                   Consolidated Statements of Income and Shareholders'
                   Equity for the fiscal years ended August 31, 1997, 1996
                   and 1995                                                  F-2

                   Consolidated Statement of Cash Flows for the fiscal year
                   ended August 31, 1997, 1996 and 1995                      F-3

                   Notes to Consolidated Financial Statements                F-4

                   Report of Independent Public Accountants                 F-14

            2.  Lehigh Valley Associates Financial Statements

                   Report of Independent Auditors                           F-15

                   Balance Sheets at August 31, 1996 and 1995               F-16

                   Statements of Operations for the fiscal years            F-17
                   ended August 31, 1996, 1995 and 1994

                   Statements of Partners' Deficiency at August             F-18
                   31, 1996, 1995 and 1994 and September 1,
                   1993

                   Statements of Cash Flows for the fiscal years            F-19
                   ended August 31, 1996, 1995 and 1994

                   Notes to Financial Statements                            F-20


         (2) Financial Statement Schedules

                   Report of Independent Public Accountants on
                     Supplemental Schedules                                 F-25

                   II    -  Valuation and Qualifying Accounts               F-26
                   III   -  Real Estate and Accumulated Depreciation        F-27

                  All other schedules are omitted because they are not applicable or are not required or because the required information is reported in the consolidated financial statements or notes thereto.

         (3) Exhibits

         3.1 Trust Agreement as Amended and Restated on September 29, 1997, filed as Exhibit 3.2 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         3.2      By-Laws, as adopted on September 29, 1997, filed as exhibit
                  3.3 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         4.1 Revolving Credit Agreement, dated September 30, 1997, among PREIT Associates, L.P. and the lending institutions named therein, filed as exhibit 4.12 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         4.2 Form of Revolving Credit Note, dated September 30, 1997, filed as exhibit 4.13 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         4.3 Guaranty of the Trust, dated September 30, 1997, among the Trust and the lending institutions named therein, filed as exhibit 4.14 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         4.4 Guaranty dated August 29, 1996 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.3 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1996, is incorporated herein by reference.

         4.5 Secured Loan Agreement dated November 9, 1994 among the Trust, CoreStates Bank, N.A., as lender and as agent, and PNC Bank, National Association, filed as exhibit 4.4 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

         4.6 First Amendment to Secured Loan Agreement dated March 20, 1995 among the Trust, CoreStates Bank, N.A., as lender and as agent, and PNC Bank, National Association, filed as exhibit 4.5 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

         4.7 Form of Replacement Note pursuant to the First Amendment to Secured Term Loan Agreement, filed as exhibit 4.6 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

         4.8 Second Amendment to Secured Loan Agreement dated April 25, 1995 among the Trust, CoreStates Bank, N.A., as lender and as agent, and PNC Bank, National Association, filed as exhibit 4.7 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1996, is incorporated herein by reference.

         4.9 Third Amendment to Secured Loan Agreement dated August 29, 1991 among the Trust, CoreStates Bank, N.A., as lender and as agent, and PNC Bank, National Association, filed as exhibit 4.8 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1996, is incorporated herein by reference.

         4.10 Guaranty dated August 2, 1993 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.7 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

         4.11 Guaranty dated January 27, 1994 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.8 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

         4.12 Guaranty dated September 23, 1994 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.9 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

         4.13 First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.15 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         4.14 Subscription Agreement, dated September 30, 1997, between PREIT Associates, L.P. and Florence Mall Partners, filed as exhibit 4.16 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.1 Employment Agreement, dated as of January 1, 1990, between the Trust and Sylvan M. Cohen, filed as exhibit 10.1 to the Trust's Annual Report on Form 10- K for the fiscal year ended August 31, 1990, incorporated herein by reference.

         10.2 Second Amendment to Employment Agreement, dated as of September 29, 1997, between the Trust and Sylvan M. Cohen, filed as exhibit 10.36 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.3 Employment Extension and Separation Agreement, dated October 1, 1997, between the Trust and Robert G. Rogers.

         10.4 First Amendment to Amended and Restated Employment Agreement as of July 12, 1993 between the Trust and Robert G. Rogers, filed as exhibit 10.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1993, is incorporated herein by reference.

         10.5 Amended and Restated Employment Agreement, dated as of October 1, 1990, between the Trust and Robert G. Rogers, filed as exhibit 10.2 to the Trust's

                  Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.

         10.6 Amended and Restated Employment Agreement, dated as of October 1, 1990, between the Trust and Dante J. Massimini, filed as exhibit 10.3 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.

         10.7     [Reserved]

         10.8 Trust's 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

         10.9 Trust's Stock Option Plan for Non-Employee Trustees, filed as Appendix B to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

         10.10 Purchase and Sale Agreement between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Pembroke Associates Limited Partnership dated May 9, 1994 and Amendment No. 1 to Purchase and Sale Agreement between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Pembroke Associates Limited Partnership dated June 28, 1994, filed as exhibit 10.7 to the Trust's Report on Form 8-K dated August 1, 1994 and filed August 15, 1994, as incorporated herein by reference.

         10.11 Agreement of Sale (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Pennsylvania Real Estate Investment Trust, and Arbern Investors VI, L.P., dated September 24, 1994 and Amendment No. 1 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Trust, and Arbern Investors VI, L.P., dated November 4, 1994, filed as exhibit 10.8 to the Trust's Report on Form 8-K dated November 10, 1994 and filed November 23, 1994, is incorporated by reference.

         10.12 Agreement of Sale (Phase II) between Robert G. Rogers and Jonathan B. Weller, as Trustees and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated September 24, 1994, Amendment No. 1 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as Trustees, and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated November 4, 1994, and Amendment No. 2 to Purchase and Sale Agreement (Phase I) between Robert G. Rogers and Jonathan B. Weller, as

                  Trustees, and on behalf of all other Trustees of the Trust, and Arbern Investors VIII, L.P., dated November 4, 1994, filed as exhibit 10.9 to the Trust's Report on Form 8-K dated November 10, 1994 and filed on November 23, 1994, is incorporated herein by reference.

         10.13 Employment Agreement dated as of December 14, 1993 between the Trust and Jonathan B. Weller, filed as exhibit 10.10 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, is incorporated herein by reference.

         10.14 The Trust's Amended Incentive and Non Qualified Stock Option Plan, filed as exhibit A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

         10.15 Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of the Trust, filed as exhibit 10.40 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.16 The Trust's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as exhibit B to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, as incorporated herein by reference.

         10.17 Employment Agreement dated as of January 1, 1997 between the Trust and Jeffrey Linn.

         10.18 PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between the Trust and PREIT Associates, L.P., filed as exhibit 10.15 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.19 Declaration of Trust, dated June 19, 1997, by Trust, as grantor, and Trust, as initial trustee, filed as exhibit
                  10.16 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.20 TRO Contribution Agreement, dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., and the persons and entities named therein, filed as exhibit 10.17 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.21 First Amendment to TRO Contribution Agreement, dated September 30, 1997, filed as exhibit 10.18 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.22 Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as exhibit
                  10.19 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.23 First Amendment to Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as exhibit 10.20 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.24    Contribution   Agreement  (relating to Hillview  Shopping
                  Center, Cherry Hill, New Jersey), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Cherry Hill Partner, Inc., and Rubin Oxford Valley Associates, L.P., filed as exhibit 10.21 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.25 Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc., and the individuals named therein, filed as exhibit 10.22 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.26 Contribution Agreement (relating to the pre-development properties named therein), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., and TRO Predevelopment, LLC, filed as exhibit 10.23 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.27 First Amendment to Contribution Agreement (relating to the pre-development properties), dated September 30, 1997, filed as exhibit 10.24 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.28 First Refusal Rights Agreement, effective as of September 30, 1997, by Pan American Associates, its partners and all persons having an interest in such partners with and for the benefit of PREIT Associates, L.P., filed as exhibit 10.25 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.29 Purchase and Sale Agreement (relating to Magnolia Mall, Florence, South Carolina), dated as of June 30, 1997, by and between Magnolia Retail Associates, L.L.C. and The Rubin Organization, Inc., filed as exhibit 10.26 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.30 First Amendment to Purchase and Sale Agreement (relating to Magnolia Mall, Florence, South Carolina), dated September 30, 1997, filed as exhibit 10.27 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.31 Purchase and Sale Agreement (relating to North Dartmouth Mall, Dartmouth, Massachusetts), dated as of June 30, 1997, by and between Diversified Equity Corporation of Illinois, Inc. and The Rubin Organization, Inc., filed as exhibit
                  10.28 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.32 Agreement Regarding Assignment of Purchase and Sale Agreements (relating to Magnolia Mall, Florence, South Carolina and
                  North Dartmouth Mall, Dartmouth, Massachusetts), dated as of June 30, 1997, between The Rubin Organization, Inc. and the Trust, filed as exhibit 10.29 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.33 Registration Rights Agreement, dated as of September 30, 1997, among the Trust and the persons listed on Schedule A thereto, filed as exhibit 10.30 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.34 Registration Rights Agreement, dated as of September 30, 1997, between the Trust and Florence Mall Partners, filed as exhibit 10.31 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.35 Letter Agreement, dated March 26, 1996, by and among The Goldenberg Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth Goldenberg, filed as exhibit 10.32 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.36 Letter Agreement dated July 30, 1997, by and between The Goldenberg Group and Ronald Rubin, filed as exhibit 10.33 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.37 Employment Agreement, dated September 30, 1997, between the Trust and Ronald Rubin, filed as exhibit 10.34 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.38 Employment Agreement, dated September 30, 1997, between the Trust and Edward Glickman, filed as exhibit 10.35 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.39 Trust Incentive Bonus Plan, effective as of January 1, 1998, filed as exhibit 10.37 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.40 PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as exhibit 10.38 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.41 PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.42 1997 Stock Option Plan, filed as exhibit 10.41 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         21.      Listing of subsidiaries

         23.1 Consent of Arthur Andersen LLP (Independent Public Accountants of the Trust).

         23.2 Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

         27.      Financial Data Schedule

Report on Form 8-K.

         There were no reports on Form 8-K filed during the three months ended August 31, 1997.

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

                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                             (The Registrant)


Date: November 25, 1997             By: /s/ Ronald Rubin
                                       -------------------------------------
                                       Ronald Rubin, Chief Executive Officer



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

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:


/s/ Sylvan M. Cohen
---------------------------------------------
Sylvan M. Cohen,                                    November 25, 1997
Chairman and Trustee



/s/ Ronald Rubin
---------------------------------------------
Ronald Rubin,                                       November 25, 1997
Chief Executive Officer and Trustee



/s/ Jonathan B. Weller
---------------------------------------------
Jonathan B. Weller,                                 November 25, 1997
President and Chief Operating Officer and
Trustee

/s/ George Rubin
----------------------------------
George Rubin,                                         November 25, 1997
Trustee


/s/ William R. Dimeling
----------------------------------
William R. Dimeling,                                  November 25, 1997
Trustee


/s/ Lee Javitch
----------------------------------
Lee Javitch,                                          November 25, 1997
Trustee


/s/ Leonard T. Korman
----------------------------------
Leonard I. Korman,                                    November 25, 1997
Trustee


/s/ Jeffrey P. Orleans
----------------------------------                    November 25, 1997
Jeffrey P. Orleans,
Trustee


/s/ Rosemarie B. Greco
----------------------------------
Rosemarie B. Greco                                    November 25, 1997
Trustee


/s/ Edward Glickman
----------------------------------
Edward Glickman,                                      November 25, 1997
Executive Vice President and Chief
  Financial Officer
  (Principal Financial Officer)


/s/ Jeffrey A. Linn
----------------------------------
Jeffrey A. Linn,                                      November 25, 1997
Senior Vice President -
 Acquisitions and Secretary


/s/ Dante J. Massimini
----------------------------------
Dante J. Massimini,                                   November 25, 1997
Senior Vice President - Finance and Treasurer
(Principal Accounting Officer)

Consolidated Balance Sheets
At August 31
-------------------------------------------------------------------------------

                                                                                  1997                   1996
                                                                              ------------           ------------
Assets
Investments in Real Estate, At Cost (Notes 1 and 3):
Apartment buildings                                                           $159,967,000            156,102,000
Industrial properties                                                            5,078,000              5,078,000
Shopping centers and retail stores                                              37,398,000             37,362,000
                                                                              ------------           ------------
Total investments in real estate                                               202,443,000            198,542,000
    Less accumulated depreciation                                               50,711,000             44,693,000
                                                                              ------------           ------------
                                                                               151,732,000            153,849,000
Investments in Partnerships and Joint Ventures, At Equity
    (Notes 1 and 2)                                                              1,039,000             16,995,000
Notes Receivable                                                                        --              1,649,000
                                                                              ------------           ------------
                                                                               152,771,000            172,493,000
    Less allowance for possible losses (Note 1)                                  1,831,000              2,042,000
                                                                              ------------           ------------
                                                                               150,940,000            170,451,000
Other Assets:
    Cash and cash equivalents                                                    1,399,000              1,030,000
    Rents and sundry receivables                                                   590,000                608,000
    Deferred costs, prepaid real estate taxes and expenses,
       net (Note 1)                                                              7,393,000              5,636,000
    Deposits on properties (Notes 1 and 10)                                      5,335,000                     --
                                                                              ------------           ------------
                                                                              $165,657,000            177,725,000
                                                                              ============           ============


Liabilities and Shareholders' Equity
Mortgage Notes Payable (Note 3)                                               $ 83,528,000           $ 84,833,000
Bank Loans Payable (Note 3)                                                     33,884,000             39,315,000
Tenants' Deposits and Deferred Rents                                             1,346,000              1,422,000
Accrued Pension and Retirement Benefits (Notes 1 and 4)                          1,091,000              1,207,000
Accrued Expenses and Other Liabilities                                           4,369,000              3,901,000
                                                                              ------------           ------------
                                                                               124,218,000            130,678,000

Minority Interest in Consolidated Partnership (Note 1)                             540,000                542,000
Commitments and Contingencies (Note 7)                                                  --                     --
Shareholders' Equity
($4.71 and $5.36 per share at August 31, 1997 and 1996)
(Notes 1 and 5):
Shares of Beneficial Interest, $1 Par; Authorized, Unlimited;
Issued and Outstanding 8,685,098 Shares in 1997 and
    8,676,098 in 1996                                                            8,685,000              8,676,000
Capital Contributed in Excess of Par                                            53,599,000             53,133,000
Distributions in Excess of Net Income                                          (21,385,000)           (15,304,000)
                                                                                40,899,000             46,505,000
                                                                              ------------           ------------
                                                                              $165,657,000           $177,725,000
                                                                              ============           ============

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
For the years ended August 31
-------------------------------------------------------------------------------

                                                                            1997          1996           1995
                                                                         ---------      --------       ---------
Revenues
Gross revenues from real estate (Note 6)                               $ 40,231,000   $ 38,985,000   $ 36,978,000
Interest and other income                                                   254,000        171,000        176,000
                                                                       ------------   ------------   ------------
                                                                         40,485,000     39,156,000     37,154,000
                                                                       ------------   ------------   ------------
Expenses
Property operating expenses                                              16,289,000     16,102,000     14,859,000
Depreciation and amortization (Note 1)                                    6,259,000      5,908,000      5,286,000
General and administrative expenses (Notes 1 and 4)                       3,324,000      3,119,000      3,091,000
Mortgage and bank loan interest                                           9,086,000      9,831,000      8,908,000
Provisions for losses on investments (Note 1)                               500,000             --             --
                                                                       ------------   ------------   ------------
                                                                         35,458,000     34,960,000     32,144,000
                                                                       ------------   ------------   ------------
Income before minority interest, equity in income of
partnerships and joint ventures and gains on sales
    of interests in real estate                                           5,027,000      4,196,000      5,010,000
Minority interest                                                          (198,000)      (275,000)      (285,000)
Equity in income of partnerships and joint ventures
    (Notes 1 and 2)                                                       4,337,000      6,258,000      6,381,000
Gains on sales of interests in real estate                                1,069,000        865,000        119,000
                                                                       ------------   ------------   ------------
Net income                                                              $10,235,000    $11,044,000    $11,225,000
                                                                       ============   ============   ============
Net Income Per Share (Note 1)                                                 $1.18          $1.27          $1.29
                                                                       ============   ============   ============

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Equity
For the three years ended August 31, 1997
-------------------------------------------------------------------------------

                                                                          Shares        Capital
                                                                      of beneficial   contributed    Distributions
                                                                        in excess       interest       in excess
                                                                          of par      of net income     $1 par
                                                                       ------------   ------------   ------------
Balance, September 1, 1994                                               $8,670,000    $53,039,000    $(4,961,000)
    Net income                                                                   --             --     11,225,000
    Shares issued upon exercise of options (Note 5)                           6,000         94,000             --
    Distributions paid to shareholders
       ($1.88 per share)                                                         --             --    (16,302,000)
                                                                       ------------   ------------   ------------
Balance, August 31, 1995                                                  8,676,000     53,133,000    (10,038,000)
    Net income                                                                   --             --     11,044,000
    Distributions paid to shareholders
       ($1.88 per share)                                                         --             --    (16,310,000)
                                                                       ------------   ------------   ------------
Balance, August 31, 1996                                                  8,676,000     53,133,000    (15,304,000)
    Net income                                                                   --             --     10,235,000
    Shares issued upon exercise of options (Note 5)                           9,000        166,000             --
    Issuance of compensatory stock options (Note 5)                              --        300,000             --
    Distributions paid to shareholders
       ($1.88 per share)                                                         --             --    (16,316,000)
                                                                       ------------   ------------   ------------
Balance, August 31, 1997                                                 $8,685,000    $53,599,000   $(21,385,000)
                                                                       ============   ============   ============

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
For the years ended August 31
-------------------------------------------------------------------------------

                                                                            1997           1996          1995
                                                                          --------       --------      ---------
Cash Flows From Operating Activities
Net income                                                              $10,235,000    $11,044,000    $11,225,000
Adjustments to reconcile net income to net cash
provided by operating activities:
    Minority interest in income of consolidated partnership                 198,000        275,000        285,000
    Depreciation and amortization                                         6,259,000      5,908,000      5,286,000
    Gains on sales of interests in real estate                           (1,069,000)      (865,000)      (119,000)
       Provision for losses on investments                                  500,000             --             --
    Issuance of compensatory stock options                                  300,000             --             --
    Decrease in allowance for possible losses                              (710,000)      (734,000)      (460,000)
Change in assets and liabilities:
       Rents and sundry receivables                                          18,000       (192,000)       (18,000)
       Deferred costs, prepaid real estate taxes
         and expenses, net                                                  (10,000)      (356,000)      (837,000)
       Accrued pension and retirement benefits                             (116,000)        (6,000)       130,000
       Accrued expenses and other liabilities                              (310,000)       (54,000)     1,042,000
       Tenants' deposits and deferred rents                                 (76,000)        70,000        138,000
                                                                        -----------    -----------    -----------
Net cash provided by operating activities                                15,219,000     15,090,000     16,672,000
                                                                        -----------    -----------    -----------

Cash Flows From Investing Activities
Investments in wholly owned real estate                                  (3,901,000)    (3,685,000)   (38,058,000)
Investments in partnerships and joint ventures                           (2,326,000)      (517,000)      (983,000)
Cash proceeds from sales of real estate investments                              --      5,163,000             --
Cash proceeds from sales of interests in partnerships                     2,069,000             --             --
Increase in advances to partnerships
    and joint ventures                                                     (323,000)      (380,000)      (749,000)
Cash distributions from partnerships and joint ventures
    in excess of (less than) equity in income                            17,605,000        889,000       (127,000)
Cash distributions to minority partners                                    (200,000)      (261,000)      (165,000)
Decrease in notes receivable                                              1,649,000             --             --
Deposits on agreement to purchase                                        (5,336,000)            --             --
Deferred acquisition costs                                               (1,488,000)      (276,000)            --
                                                                        -----------    -----------    -----------
Net cash provided by (used in) investing activities                       7,749,000        933,000    (40,082,000)
                                                                        -----------    -----------    -----------

Cash Flows From Financing Activities
Principal installments on mortgage notes payable                         (1,305,000)    (1,123,000)      (821,000)
Increase in mortgage notes payable                                               --      8,800,000     35,000,000
Prepayment of mortgage notes payable                                             --     (1,749,000)            --
Proceeds from bank loan payable                                                  --             --     39,379,000
Decrease in bank loan payable                                            (5,431,000)    (5,005,000)   (35,000,000)
Decrease (increase) in deferred financing costs                             278,000       (704,000)            --
Shares of beneficial interest issued                                        175,000             --        100,000
Distributions paid to shareholders                                      (16,316,000)   (16,310,000)   (16,302,000)
                                                                        -----------    -----------    -----------
Net cash (used in) provided by financing activities                     (22,599,000)   (16,091,000)    22,356,000
                                                                        -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                        369,000        (68,000)    (1,054,000)
Cash and cash equivalents, beginning of year                              1,030,000      1,098,000      2,152,000
                                                                        -----------    -----------    -----------
Cash and cash equivalents, end of year                                    1,399,000     $1,030,000     $1,098,000
                                                                        ===========    ===========    ===========
Supplemental disclosure of non-cash investing activities:
Net assets acquired                                                             $--            $--     $3,590,000
Liabilities assumed (primarily bank loans payable)                               --             --     (3,804,000)
                                                                        -----------    -----------    -----------
                                                                                $--            $--      $(214,000)
                                                                        ===========    ===========    ===========
Accrual of acquisition costs                                               $778,000            $--            $--
                                                                        ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
Years Ended August 31, 1997, 1996 and 1995

1.  Summary of significant accounting policies

Nature of Operations

Pennsylvania Real Estate Investment Trust (the "Trust") is a self-administered equity real estate investment trust engaged, directly and through subsidiaries and joint ventures, in owning and managing income producing real estate, with an emphasis on shopping centers and apartment complexes. The Trust primarily operates in the mid-Atlantic region from Pennsylvania to Virginia and in selected areas of Florida.

Consolidation

The consolidated financial statements of the Trust include the accounts of thirteen wholly owned subsidiaries, two are Delaware corporations, one is a Nebraska corporation, one is a Virginia corporation, one is a Maryland corporation and eight are Florida corporations. One partnership in which the Trust is a 65% general partner, and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. The minority partner's interest is 35%. All significant intercompany accounts and transactions have been eliminated in consolidation.

Partnership and joint venture investments

In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures," the Trust accounts for its investment in partnerships and joint ventures which it does not control using the equity method of accounting. These investments, which represent 25-to-70% non-controlling ownership interests, are recorded initially at the Trust's cost and subsequently adjusted for the Trust's net equity in income and cash contributions and distributions.

Statements of cash flows

The Trust considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $8,963,000, $9,962,000, and $8,619,000, for the years ended
August 31, 1997, 1996 and 1995, respectively.

Capitalization of costs

It is the Trust's policy to capitalize interest and real estate taxes related to construction in progress and to depreciate these costs over the life of the related assets in order to more properly match revenues and expenses. These items are capitalized for income tax purposes and amortized or depreciated in accordance with the provisions of the Internal Revenue Code. For fiscal years 1997, 1996 and 1995 the Trust did not capitalize any interest or real estate taxes.

The Trust has capitalized as deferred costs certain expenditures related to the financing and leasing of certain properties. Capitalized loan fees are being amortized over the terms of the related loans and leasing commissions are being amortized over the term of the related leases.

During 1997, the Trust capitalized certain deposits associated with the planned future purchase of two regional malls. These deposits were applied to the respective properties upon consummation of the transaction described in
Note 10.
                                      F-4

Depreciation

The Trust, for financial reporting purposes, depreciates its buildings, equipment and leasehold improvements over their estimated useful lives of 10 to 45 years, using the straight-line method of depreciation. For Federal income tax purposes, the Trust currently uses the straight-line method of depreciation and the useful lives prescribed by the Internal Revenue Code.

Allowance for possible losses

On September 1, 1996, the Trust adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires long-lived assets to be held and used by the Trust to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized. Measurement of an impairment loss for these assets should be based on the fair market value of the assets. Adoption of this statement had no impact on the Trust's financial position or results of operations.

During 1997, an impairment loss of approximately $500,000 was recorded following the expiration of an option to sell certain land parcels held by a partnership in which the Trust holds an equity interest.

Benefit plans

The Trust has provided pension benefits since 1970 for all employees, excluding the Chairman, for whom retirement benefits are provided in an employment contract.

With regard to the Chairman's employment contract, no provision was required for fiscal years ended August 31, 1997, 1996 and 1995, respectively.

Derivative Financial Instruments

In managing interest rate exposure on certain floating rate debt, the Trust at times enters into interest rate swap and cap agreements. When interest rates change, the differential to be paid or received is accrued as interest expense and is recognized over the life of the swap agreements. The costs of cap transactions are deferred and amortized over the contract period. The amortized costs of cap transactions and interest income and interest expense on swap transactions are included in mortgage and bank loan interest.

Income taxes

The Trust has elected to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified. Accordingly, no provision has been made for Federal income taxes on income resulting from those sales of real estate investments which have or will be distributed to shareholders within the prescribed time limits. However, taxes are provided for those gains which are not anticipated to be distributed to shareholders.

The Trust is subject to a Federal excise tax computed on a calendar year. The excise tax equals 4% of the excess, if any, of 85% of the Trust's ordinary income plus 95% of the Trust's capital gain net income for the calendar year over cash distributions during the calendar year, as defined. The Trust has in the past distributed a substantial portion of its taxable income in the subsequent fiscal year and may also follow this policy in the future.

No provision for excise tax was made for fiscal years 1997, 1996 and 1995 as no tax was due.

The tax status of distributions paid to shareholders was composed of the following for the calendar years ended December 31, 1996 and 1995.

                                               1996           1995
                                              ------         ------
Ordinary income                                $1.72          $1.88
Capital gains                                    .16             --
                                               -----          -----
                                               $1.88          $1.88
                                               =====          =====

The tax status of distributions paid to shareholders for the calendar year ending December 31, 1997 will be determined upon preparation of the Trust's federal income tax return. Management expects such distributions to consist of ordinary income and capital gains.

Net income per share

Earnings per share are based on the weighted average number of shares outstanding which were 8,678,560 in 1997, 8,676,098 in 1996, and 8,670,810 in
1995.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts leave been reclassified to conform with the current year presentation.

2.  Investments in partnerships and joint ventures

The following presents summarized financial information for the Trust's investments in 22 and 26 partnerships and joint ventures at August 31, 1997 and 1996, respectively, and the Trust's equity in income for the years ended August 31, 1997, 1996 and 1995.

At August 31
                                                1997                   1996
                                               ------                 ------
Assets
Investments in Real Estate at Cost:
    Apartment buildings                      $107,604,000          $105,480,000
    Industrial property                         1,264,000             1,264,000
    Shopping centers and retail stores        120,660,000           128,936,000
    Land                                        4,446,000             4,446,000
                                             ------------          ------------
    Total investments in real estate          233,974,000           240,126,000
    Less accumulated depreciation              71,838,000            73,989,000
                                             ------------          ------------
                                              162,136,000           166,137,000
Cash and cash equivalents                       6,031,000             5,589,000
Other assets                                    5,728,000             6,020,000
Total assets                                  173,895,000           177,746,000
                                             ------------          ------------

Liabilities and Partners' Equity
Mortgage notes payable                        162,097,000           133,578,000
Bank loans payable                              8,770,000             9,124,000

Due to the Trust                                3,118,000             2,795,000
Other liabilities                               4,341,000             4,436,000
    Total liabilities                         178,326,000           149,933,000
                                             ------------          ------------
Net equity (deficit)                           (4,431,000)           27,813,000
Partners' share                                (5,470,000)          (10,818,000)
Investments in partnerships and joint
    ventures                                 $  1,039,000          $ 16,995,000
                                             ============          ============

                                                                    For the years ended August 31
                                                                 1997              1996                 1995
                                                                ------            ------               ------
Gross revenues from real estate                              $52,446,000        $53,209,000          $52,339,000
                                                             -----------        -----------          -----------
Expenses:
    Property operating expenses                               20,774,000         21,724,000           20,477,000
    Mortgage and bank loan interest                           14,908,000         11,984,000           12,463,000
    Depreciation and amortization                              6,978,000          6,833,000            6,502,000
                                                              42,660,000         40,541,000           39,442,000
                                                             -----------        -----------          -----------
                                                               9,786,000         12,668,000           12,897,000
    Partners' share                                           (5,449,000)        (6,410,000)          (6,516,000)
                                                             -----------        -----------          -----------
Equity in income of partnerships and
joint ventures                                               $ 4,337,000        $ 6,258,000          $ 6,381,000
                                                             ===========        ===========          ===========

Mortgage notes payable which are secured by the related properties are due in installments over various terms extending to the year 2013 with interest rates ranging from 6.6% to 10.4% with an average interest rate of 7.9%. Principal payments are due as follows:

Fiscal year ending
------------------

1998                                     $6,062,000
1999                                      8,268,000
2000                                      9,147,000
2001                                     18,705,000
2002                                      3,913,000
2003 and thereafter                     116,002,000
                                       ------------
                                       $162,097,000
                                       ============

The liability under each mortgage note is limited to the particular property except for two loans in the amount of $7,234,000 which are guaranteed by the partners of the respective partnerships, including the Trust. In addition, one bank loan in the amount of $2,911,000 has been guaranteed by the partners of the partnership including the Trust.

The Trust's investments in certain partnerships and joint ventures reflect cash distributions in excess of the Trust's net investments totaling $5,999,000 and $5,876,000 at August 31, 1997 and 1996, respectively. The Trust is generally entitled to a priority return on these investments.

The Trust has a 50% partnership interest in Lehigh Valley Mall Associates which is included in the amounts above. Summarized financial information for this investment which is accounted for by the equity method follows:

For the years ended
                                                               8/31/97            8/31/96              8/31/95
                                                              ---------          ---------            ---------
Total assets                                                 $24,645,000        $23,552,000          $20,858,000
    Mortgages payable and
      construction loan                                       53,406,000         22,489,000           22,227,000
Revenues                                                      14,840,000         13,823,000           13,667,000
Property operating expenses                                    4,657,000          4,198,000            3,412,000
Interest expense                                               4,638,000          1,998,000            2,040,000
Net income                                                     4,660,000          6,915,000            7,548,000
Equity in income of partnership                                2,330,000          3,458,000            3,774,000

3.  Mortgage notes and bank loans payable

Mortgage notes payable which are secured by the related properties are due in installments over various terms extending to the year 2008 with interest at rates ranging from 5.90% to 9.50% with an average interest rate of 7.94%. Principal payments are due as follows:

Fiscal Year ending
          1998                                      $1,408,000
          1999                                       1,504,000
          2000                                      33,969,000
          2001                                       1,129,000
          2002                                       1,217,000
          2003 and thereafter                       44,301,000
                                                   -----------
                                                   $83,528,000
                                                   ===========

In August 1996, the Trust modified its existing $75 million unsecured revolving line of credit to a $20 million revolving line of credit and a $55 million unsecured term loan. The term loan is divided into two tranches, a $30 million ten year term and a $25 million seven year term. The Trust has the option of selecting fixed or floating rates on the term loan.

As of August 31, 1997, $13.0 million of the unsecured revolving line of credit was outstanding ($7.3 million directly by the Trust and $5.7 million through partnerships and joint ventures) and $26.7 million of the term loan ($20 million for ten years due August 2006 and $7 million for seven years due August 2003). The line of credit and term loans bear interest at LIBOR plus 185 basis points. Under the credit facility, the Trust must maintain minimum net worth and operating income levels as defined in the loan documents.

The weighted average interest rates based on amounts borrowed were 7.43%, 7.51% and 7.98% for fiscal years ended August 31, 1997, 1996 and 1995, respectively. Subsequent to year end, the Trust entered into a new $150 million credit facility (see Note 10).

During 1995, the Trust purchased interest rate protection at a cost of $250,000 on $15,000,000 of outstanding debt limiting the 30-day LIBOR rate to 7.5% for three Years. The Trust also limited its exposure to increases in LIBOR on $20,000,000 of its floating rate debt by entering into a swap agreement which fixes a rate of 6.12% versus 30-day LIBOR through June 2001.

The Trust is exposed to credit loss in the event of non-performance by counterparties to the interest rate protection agreements; however, the Trust does not anticipate non-performance by the counterparties.

At August 31, 1997, the Trust was in compliance with all debt covenants.

The carrying values of the mortgage notes and bank loans payable at August 31, 1997 and 1996 were approximately equal to their respective fair values, as determined by using year-end interest rates and market conditions. At August 31, 1997, the fair values of the interest rate protection and swap agreements referred to above were approximately $0 and $85,000, respectively.

4.  Benefit Plans

During 1995 the Trust adopted a 401(k) Plan (the "Plan") in which substantially all of the officers and employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Trust, at its discretion, may match a percentage of the employees' contributions. The employees' contributions are fully vested and contributions from the Trust vest in accordance with an employee's years of service as defined in the plan agreement. The Trust's contributions to the Plan for the Years ended August 31, 1997, 1996 and 1995 were $41,000, $39,000 and $1,000, respectively.

During 1995, the Trust also adopted a Supplemental Retirement Plan (the "Supplemental Plan") covering certain senior management employees. The Supplemental Plan provides eligible employees through normal retirement date, as defined in the plan agreement, a benefit amount similar to that which would have been received under the provisions of a pension plan which was terminated in 1994. The Trust has recorded $92,000, $160,000 and $168,000 of contributions due under the provisions of this plan for the years ended August 31, 1997, 1996 and 1995, respectively,

5.  Stock Option Plans

In December 1990, the shareholders approved an incentive stock option plan for key employees and a stock option plan for non-employee trustees, covering 200,000 and 100,000 shares of beneficial interest, respectively. Under the terms of the plan, the purchase price of shares subject to each option granted will be at least equal to the fair market value of the shares on the date of grant. Options under the incentive stock option plan may be exercised as determined by the Trust, but in no event later than 10 years from the date of grant. In December 1993, the Board of Trustees amended the incentive stock option plan for key employees, to increase the number of shares subject to option to 400,000 shares, to change the name of the plan to "1990 Incentive and Non Qualifying Stock Option Plan" and to expand some provisions of the plan. The stock option plan for non-employee trustees provides for annual grants of 1,000 options (becoming exercisable in four equal installments).
The options expire 10 years after the date of grant.

In December 1993, the Board of Trustees adopted a non-qualifying stock option plan covering 100,000 shares. The Trust granted options on February 1, 1994 having a term of 10 years and subject to the other terms and conditions set forth in the plan. All 100,000 shares are outstanding at August 31, 1997.

Changes in options outstanding are as follows:

                                                                  Plan For
                                              Employees        Non-Employee
                                                Plan             Trustees
                                              ---------        ------------
Options outstanding at 8/31/95                 244,625             35,250
Options granted                                 50,500              6,000
Options exercised                                    0                  0
                                               -------            -------
Options outstanding at 8/31/96                 295,125             41,250
Options granted                                 45,000              6,000
Options exercised                                    0             (9,000)
Options outstanding at 8/31/97                 340,125             38,250
                                               -------            -------

As of August 31, 1997, options for 377,500 shares had been granted pursuant to the incentive stock option plan of which 340,125 remain outstanding at $16.00 to $24.625 per share and options for 48,000 shares had been granted, pursuant to the stock option plan for non-employee trustees of which 38,250 shares remain outstanding at $15.75 to $25.375 per share. At August 31, 1997, options for 223,286 shares of beneficial interest with an aggregate purchase price of $4,853,000 (average of $21.73 per share) were exercisable.

During the fourth quarter of 1997, the Board of Trustees extended the exercise dates for 62,500 options previously granted to an officer of the Trust and two retiring trustees. As a result, the Trust recorded compensation expense of $300,000 relating to this change in terms.

During 1997, the Trust adopted an accounting standard, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No 123 encourages a fair value method of accounting for employee stock options and similar equity instruments. The statement also allows an entity to continue to account for stock-based compensation using the intrinsic value method in APB Opinion No.
25. As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition. If compensation cost for these plans had been determined using the fair value method prescribed by SFAS No. 123, the Trust's net income would have reflected the pro forma amounts indicated below.

                                              1997                      1996
                                              ----                      ----
Net income                             $10,212,000               $11,033,000
Net income per share                         $1.18                     $1.27

The pro forma effect on the results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1996.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model and the assumptions presented below.

                                             1997                       1996
                                             ----                       ----
Expected life in years                          5                          5
Risk-free interest rate                     6.10%                      5.58%
Volatility                                 17.31%                     18.12%
Dividend yield                              7.28%                      8.90%

The weighted average fair value of options granted was $2.05 per option in 1997 and $1.29 per option in 1996.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". The new statement is effective for fiscal years ending after December 15, 1997. When adopted, the statement will require implementing a new definition of earnings per share including restatement of prior year amounts. Management has determined there will be no significant impact upon adoption of the statement.

6.  Operating Leases

The Trust's apartments are typically leased to residents under operating leases for a period of one year. The Trust's shopping centers are leased to tenants under operating leases with expiration dates extending to the year 2008.

Future minimum rentals under non-cancelable operating leases at August 31, 1997 are as follows:

         1998                             $4,911,000
         1999                              4,574,000
         2000                              4,340,000
         2001                              4,005,000
         2002                              3,438,000
         Thereafter                       12,189,000
                                         $33,457,000

7.  Commitments and Contingencies

During 1995 certain environmental matters arose at certain properties in which the Trust has an interest. The Trust retained environmental consultants in order to investigate these matters. At one property, in which the Trust has a 50% ownership interest, groundwater contamination exists which the Trust alleges was caused by the former tenant. Estimates to remediate this property, which are subject to the length of monitoring and the extent of remediation required, range in total from $100,000 to $1,000,000. In addition, above normal radon levels have been detected at two wholly owned properties. The estimated remaining cost to remediate these properties is approximately $115,000, which costs were received as a credit from the sellers as part of the initial acquisitions.

The Trust has recorded its share of these liabilities totaling $366,000 related to the consultants' evaluation of these matters which, in certain instances, are subject to applicable state approvals of the remediation plans. In Management's opinion, no material incremental cost will be incurred on these properties. The Trust will pursue recovery of remediation costs from all of the responsible parties, including its tenants and partners.

The Trust has been named as a defendant in a suit brought by persons and their affiliates who are partners of the Trust in three partnerships. The Trust is vigorously defending the suit and has denied the plaintiffs' allegations. The Trust also believes that it has viable claims against certain of the same partners (or their affiliates) which it is asserting. As the pleadings are not yet closed and discovery is still continuing, it is not possible to judge the ultimate outcome of these suits at this time. However, Management does not believe that resolution of these matters will have a material effect on the Trust's financial condition or results of operations.

8.  Acquisitions

The Trust acquired one property during the year ended August 31, 1995 for approximately $34,000,000 (including improvements) which was accounted for by the purchase method. The results of the property were included in the Trust's financial statements from the acquisition date. The pro forma financial information may not be indicative of results that would have been reported if the acquisition had occurred on September 1, 1994. Also, amounts presented below may not be indicative of future results.

Year ended August 31, 1995 (unaudited)

Pro forma total revenues                    $37,815,000
Pro forma net income                        $11,103,000
Pro forma earnings per share                $1.28

9.  Summary of quarterly results (unaudited)

The following presents a summary of the unaudited quarterly financial information for the years ended August 31, 1997 and 1996 (thousands of dollars, except per share data).

For the year ended August 31, 1997

                                                      1st            2nd         3rd            4th          Total
                                                     -----          -----       -----          -----         -----
Revenues                                           $ 10,063       $ 10,186     $ 10,085      $ 10,151      $ 40,485
Income before gains (loss) on
  sales of interests in real estate                   2,639          1,520(1)     2,785         2,222(2)      9,166
Gains (loss) on sales of interests in
  real estate                                             -          1,461            -          (392)        1,069
Net income                                            2,639          2,981        2,785         1,830        10,235
Net income per share:
  Income before gains (loss) on sales of
   interests in real estate                           $ .30         $  .17        $ .32         $ .26        $ 1.06
  Gains (loss) on sales of interests in
   real estate                                            -            .17            -          (.05)          .12
Total                                                 $ .30          $ .34        $ .32         $ .21        $ 1.18

(1)      Reflects the recording of a provision for asset impairment (see Note
         1) and the share of prepayment fees relating to the refinancing of certain debt at partnerships accounted for under the equity method.

(2) Includes additional compensation expense (see Note 5) relating to a change in the terms of certain stock options previously granted.

For the year ended August 31, 1996

                                            1st         2nd         3rd          4th          Total
                                           -----       -----       -----        -----         -----
Revenues                                  $ 9,696     $ 9,667     $ 9,968      $ 9,925       $ 39,156
Income before gains on
  sales of interests in
  real estate                               2,845       2,336       2,625        2,373         10,179
Gains on sales of interests
  in real estate                               --          --         411          454            865
Net income                                  2,845       2,336       3,036        2,827         11,044
Net income per share:
  Income before gains on sales of
   interests in real estate                 $ .33       $ .27       $ .30        $ .27         $ 1.17
  Gains on sales of interests in real
   estate                                      --          --         .05          .05            .10
Total                                       $ .33       $ .27       $ .35        $ .32         $ 1.27

10.  Subsequent Events

On September 30, 1997 the Trust completed a series of related transactions pursuant to which the Trust (i) transferred substantially all of its real estate interests to a newly formed operating partnership ("OP"), of which the Trust is the sole general partner, (ii) the OP acquired all of the non-voting common shares of The Rubin Organization, Inc. ("TRO"), a full service real estate company, constituting 95% of the total equity of TRO in exchange for the issuance of 200,000 OP units and a provision to issue up to 800,000 additional OP units over the next five years, upon achievement of certain specified levels of adjusted funds from operations per share, as defined, over that period; (iii) acquired the interests of certain affiliates of TRO in the Court at Oxford Valley for total consideration of $6.4 million plus a share of debt in the amount of $24.7 million, of which $684,000 was paid in cash and the balance paid in 233,248 OP units valued at approximately $5.5 million;

(iv) committed to acquire the interests of certain affiliates of TRO, in two shopping centers nearing completion (Northeast Tower Center and Hillview Shopping Center); and (v) acquired TRO affiliates' interests in four predevelopment properties.

In connection with the above transaction, the Trust also acquired two malls located in Florence, South Carolina and North Dartmouth, Massachusetts for an aggregate purchase price of approximately $80.4 million consisting of $ 15.1 million in cash, $25.2 million of assumed mortgage debt, $35.1 million of borrowings under the new revolving credit facility and the balance paid in 213,038 OP units valued at approximately $5 million.

Coincident with the closing of the TRO Transaction, the Operating Partnership entered into a $150 million revolving credit facility (the "Credit Facility"). The obligations of the Operating Partnership under the Credit Facility have been guaranteed by the Trust.

The Credit Facility is for an initial term of two years and bears interest, at the borrower's election, at (i) the higher of prime rate, or the Federal Funds lending rate plus .5%, or (ii) the London Interbank Offered Rate plus margins ranging from 1.1% to 1.7%, depending on the Trust's consolidated Leverage Ratio, as defined.

The Credit Facility contains various financial covenants with which the Trust must comply. Until the Trust reduces its leverage ratio below 50%, the lending banks will hold unrecorded mortgages on eleven unencumbered properties which the Operating Partnership owns, directly or indirectly, and would be entitled to record such mortgages upon any event of default.

As of September 30, 1997, the Operating Partnership had drawn $95 million on the Credit Facility which was used to repay amounts outstanding on the Company's prior line of credit and for cash payments in the TRO Transaction referred to above.

On September 29, 1997, the Trust changed its fiscal year end from August 31 to December 31.

Report of Independent Public Accountants

To the Shareholders and Trustees of Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania Trust) and Subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997, 1996 and 1995 financial statements of Lehigh Valley Mall Associates, a partnership in which the Trust has a 50 percent interest which is reflected in the accompanying financial statements using the equity method of accounting. The equity in net income of Lehigh Valley Mall Associates represents 23 percent, 31 percent and 32 percent of net income in 1997, 1996 and 1995, respectively. The financial statements of Lehigh Valley Mall Associates were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Lehigh Valley Mall Associates, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and Subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.

                                            /s/ Arthur Andersen LLP
Philadelphia, PA
October 17, 1997

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





                                                /s/ Ernst & Young LLP
Philadelphia, PA
October 18, 1996

                            Lehigh Valley Associates
                             (A Limited Partnership)

                                 Balance Sheets

                                                                       August 31
                                                                1996                1995
                                                            -----------         -----------
Assets
Real estate, at cost (Notes 1 and 2):
     Land                                                   $  5,752,083      $   5,752,083
     Regional shopping center building and
         building improvements                                22,010,037         21,559,002
     Office building                                             587,771            587,771
                                                            ------------      -------------
                                                              28,349,891         27,898,856
     Less accumulated depreciation                            12,587,778         11,899,934
                                                            ------------      -------------
                                                              15,762,113         15,998,222

Cash and cash equivalents                                      1,767,561          1,707,710
Due from tenants and others                                    1,079,554            662,926
Accrued rent (Note 1)                                          1,872,634          1,779,296
Prepaid expenses and other assets                                744,035            637,584
Deferred charges, net (Note 1)                                 2,195,925             71,940
Deferred finance costs, net (Note 1)                              78,478                  -
Deferred leasing costs, net (Note 1)                              51,487                  -
                                                            ------------      -------------
                                                            $ 23,551,787       $ 20,858,378
                                                            ============      =============
Liabilities
Mortgages payable and construction loan, (Note 2)           $ 22,488,686       $ 22,226,947
Accrued expenses and other liabilities, including
     accrued interest (1996--$170,690;
     1995--$168,043)                                           2,657,661          1,040,899
                                                            ------------      -------------
                                                              25,146,347         23,267,846

Partners' deficiency                                          (1,594,560)        (2,409,468)
                                                            ------------      -------------
                                                            $ 23,551,787       $ 20,858,378
                                                            ============      =============


See accompanying notes.

                            Valley Lehigh Associates
                             (A Limited Partnership)

                            Statements of Operations



                                                                      Year ended August 31
                                                            1996              1995             1994
                                                        -----------       -----------      -----------
Income:
     Rentals (Notes 1 and 4):
         Minimum                                        $ 9,613,342       $ 9,729,591      $ 9,086,148
         Percentage                                         627,388           773,350          771,092
                                                        -----------       -----------      -----------
                                                         10,240,730        10,502,941        9,857,240
     Tenant reimbursements                                3,297,168         2,803,911        3,246,749
     Sundry                                                 285,405           364,891          286,856
                                                        -----------       -----------      -----------
                                                         13,823,303        13,671,743       13,390,845
Expenses:
     Real estate taxes                                      793,448           779,903          739,630
     Interest (Note 2)                                    1,998,258         2,040,410        2,090,278
     Management fees (Note 3)                               714,827           731,156          701,419
     Common area expenses                                 2,364,814         1,842,997        2,314,147
     Other property expenses                                324,539            58,135          359,637
     Depreciation and amortization (Note 1)                 712,509           671,333          664,840
                                                        -----------       -----------      -----------
                                                          6,908,395         6,123,934        6,869,951
                                                        -----------       -----------      -----------
Net income                                              $ 6,914,908       $ 7,547,809      $ 6,520,894
                                                        ===========       ===========      ===========


See accompanying notes.

                            Lehigh Valley Associates
                            (A Limited Partnership)

                       Statements of Partners' Deficiency


                                                  Percentage           Balance                                           Balance
                                                 Interest Per           as of                                              as of
                                                  Partnership        September 1,                                       August 31,
                                                   Agreement            1993           Distributions     Net Income        1994
                                                 ------------        ------------      -------------     ----------     ----------
General Partners:
 Delta Ventures, Inc.                                0.50%         $   (18,391)       $   (34,470)     $   32,605      $   (20,256)
 Pennsylvania Real Estate Investment Trust          30.00           (1,103,451)        (2,068,200)      1,956,268       (1,215,383)

Limited Partners:
 Morris A. Kravitz Residuary Trust                   9.00             (331,035)          (620,460)        586,880         (364,615)
 Myles H. Tanenbaum                                  8.55             (314,484)          (589,437)        557,537         (346,384)
 Jordan A. Katz                                      4.50             (165,518)          (310,230)        293,440         (182,308)
 Robert T. Girling                                   4.50             (165,518)          (310,230)        293,440         (182,308)
 Lea R. Powell, Trustee under indenture of
  Arthur L. Powell                                   9.00             (331,035)          (620,460)        586,880         (364,615)
 Harold G. Schaeffer                                 4.50             (165,618)          (310,230)        293,440         (182,308)
 Adele K. Schaeffer, Trustee under indenture
  of Harold G. Schaeffer                             4.50             (165,618)          (310,230)        293,440         (182,308)
 Richard A. Jacoby                                   4.95             (182,069)          (341,253)        322,784         (200,538)
 Pennsylvania Real Estate Investment Trust          20.00             (735,634)        (1,378,800)      1,304,180         (810,254)
                                                   -------         -----------        -----------      ----------      -----------
                                                   100.00%         $(3,678,171)       $(6,894,000)     $6,520,894      $(4,051,277)
                                                   =======         ===========        ===========      ==========      ===========


                                                                                    Balance
                                                                                     as of
                                                                                   August 31,
                                                 Distributions     Net Income        1995
                                                 -------------     ----------     ----------
General Partners:
 Delta Ventures, Inc.                            $   (29,530)     $   37,739      $   (12,047)
 Pennsylvania Real Estate Investment Trust        (1,771,800)      2,264,343         (722,840)

Limited Partners:
 Morris A. Kravitz Residuary Trust                  (531,540)        679,303         (216,852)
 Myles H. Tanenbaum                                 (504,963)        645,338         (206,009)
 Jordan A. Katz                                     (265,770)        339,651         (108,427)
 Robert T. Girling                                  (265,770)        339,651         (108,427)
 Lea R. Powell, Trustee under indenture of
  Arthur L. Powell                                  (531,540)        679,303         (216,852)
 Harold G. Schaeffer                                (265,770)        339,651         (108,427)
 Adele K. Schaeffer, Trustee under indenture
  of Harold G. Schaeffer                            (265,770)        339,651         (108,427)
 Richard A. Jacoby                                  (292,347)        373,617         (119,268)
 Pennsylvania Real Estate Investment Trust        (1,181,200)      1,509,562         (481,892)
                                                 -----------      ----------      -----------
                                                 $(5,906,000)     $7,547,809      $(2,409,468)
                                                 ===========      ==========      ===========

                                                                                    Balance
                                                                                     as of
                                                                                   August 31,
                                                 Distributions     Net Income        1996
                                                 -------------     ----------      ----------
General Partners:
 Delta Ventures, Inc.                            $   (30,500)     $   34,575      $    (7,972)
 Pennsylvania Real Estate Investment Trust        (1,830,000)      2,074,472         (478,368)

Limited Partners:
 Morris A. Kravitz Residuary Trust                  (549,000)        622,342         (143,510)
 Myles H. Tanenbaum                                 (521,550)        591,224         (136,335)
 Jordan A. Katz                                     (274,500)        311,171          (71,756)
 Robert T. Girling                                  (274,500)        311,171          (71,756)
 Lea R. Powell, Trustee under indenture of
  Arthur L. Powell                                  (549,000)        622,342         (143,510)
 Harold G. Schaeffer                                (274,500)        311,171          (71,756)
 Adele K. Schaeffer, Trustee under indenture
  of Harold G. Schaeffer                            (274,500)        311,171          (71,756)
 Richard A. Jacoby                                  (301,950)        342,287          (78,931)
 Pennsylvania Real Estate Investment Trust        (1,220,000)      1,382,982         (318,910)
                                                 -----------      ----------      -----------
                                                 $(6,100,000)     $6,914,908      $(1,594,560)
                                                 ===========      ==========      ===========

See accompanying notes.

                            Lehigh Valley Associates
                             (A Limited Partnership)

                            Statements of Cash Flows


                                                                                         Year ended August 31
                                                                       1996                     1995                      1994
                                                                   ----------               -----------                ----------
Operating activities
Net income                                                         $6,914,908               $ 7,547,809                $6,520,894
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                    712,509                   671,333                   664,840
     Amortization of deferred charges                                 434,908                    35,968                        --
     Changes in operating assets and liabilities:
         Due from tenants and others and                            (509,966)                  (128,606)                 (553,443)
         accrued rent
         Prepaid expenses and other assets                           (18,069)                   (31,261)                 (110,066)
         Accrued expenses and other liabilities                        20,701                  (108,134)                  554,884
                                                                   ----------               -----------                ----------
Net cash provided by operating activities                           7,554,991                 7,987,109                 7,077,109

Investing activities
Deferred charges                                                   (1,083,014)                 (107,908)                       --
Expenditures for property and equipment                              (512,748)                  (17,872)                   (6,341)
                                                                   ----------               -----------                ----------
Net cash used in investing activities                              (1,595,762)                 (125,780)                   (6,341)

Financing activities
Proceeds from construction loan                                       884,368                        --                        --
Principal payments on mortgages                                      (622,629)                 (569,154)                 (520,267)
Deferred finance costs                                                (61,117)                       --                        --
Distributions paid to partners                                     (6,100,000)               (5,906,000)               (6,894,000)
                                                                   ----------               -----------                ----------
Net cash used in financing activities                              (5,899,378)               (6,475,154)               (7,414,267)
                                                                   ----------               -----------                ----------
Increase (decrease) in cash and cash                                   59,851                 1,386,175                  (343,499)
equivalents
Cash and cash equivalents at beginning of year                      1,707,710                   321,535                   665,034
                                                                   ----------               -----------                ----------
Cash and cash equivalents at end of year                           $1,767,561               $ 1,707,710                  $321,535
                                                                   ==========               ===========                ==========

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

Deferred Leasing Costs

                            Lehigh Valley Associates
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)


1.   Summary of Significant Accounting Policies (continued)

Costs incurred in connection with leasing are capitalized and amortized over the period of the applicable tenant's lease. Accumulated amortization as of August 31, 1996, 1995, and 1994 amounted to $38,513, $31,251, and $23,989, respectively.

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

                            Lehigh Valley Associates
                             (A Limited Partnership)

                    Notes to Financial Statements (continued)


2.   Mortgages Payable and Construction Loan

                                                                                Year ended August 31
                                                                  1996                  1995                     1994
                                                              -----------           -----------              -----------
Mortgage note on Property--payable in monthly
installments of $192,002, including interest at 9%
through 2012                                                  $19,363,950           $19,898,791              $20,387,762

Mortgage note on Property--payable in monthly
installments of $16,909, including interest at
9-3/4%, through 2012                                            1,630,209             1,671,934                1,709,798

Mortgage note on Property--payable in monthly
installments of $4,475, including interest at
10-3/8%, through 2012                                             415,855               425,837                  434,841

Mortgage note on office building and fringe land--
payable in monthly installments of $4,434,
including interest at 8%, through 2001                            194,304               230,385                  263,700

Construction loan--interest only, payable monthly
at variable rate (8.75% at June 30, 1996) on
outstanding draws up to $4,770,000, principal due
earlier of March 30, 1997 or refinancing, as                      884,368                    --                       --
defined.
                                                              -----------           -----------              -----------
                                                              $22,488,686           $22,226,947              $22,796,101
                                                              ===========           ===========              ===========

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

Principal payments on the mortgage dated September 18, 1996 are due as follows:

                Year ending August 31:
                       1997                        $   594,500
                       1998                            766,857
                       1999                            829,682
                       2000                            897,653
                       2001                            971,192
                       Thereafter                   49,940,116
                                                   -----------
                                                   $54,000,000
                                                   ===========


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

The following is a schedule by year of future minimum rental payments on noncancelable tenant operating leases as of August 31, 1996 and does not include any amounts due as percentage rent or the exercise of renewal options under existing leases:



                Years ending August 31:
                       1997                         $ 8,712,000
                       1998                           8,088,000
                       1999                           7,777,000
                       2000                           7,539,000
                       2001                           7,083,000
                       Thereafter                    20,469,000
                                                    -----------
                                                    $59,668,000
                                                    ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULES



To Pennsylvania Real Estate Investment Trust:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Pennsylvania Real Estate Investment Trust's Form 10-K, and have issued our report thereon dated October 17, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules are the responsibility of the Trust's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





Philadelphia, Pa.,
    October 17, 1997

                                                                     SCHEDULE II

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                       VALUATION AND QUALIFYING ACCOUNTS






  Column A                        Column B                    Column C               Column D           Column E
                                                             Additions
                                               ------------------------------------
                                  Balance           Charged to        Charged to                       Balance at
                                Beginning of        Costs and            Other                           End of
 Description                      Period             Expenses          Accounts      Deductions          Period
 -----------                    ------------        ----------        ----------     ----------        ----------
ALLOWANCE FOR POSSIBLE
 LOSSES:
  Year ended August 31, 1997     $2,042,000         $500,000            $  --         $711,000        $1,831,000
                                 ==========         ========            =====         ========        ==========

  Year ended August 31, 1996     $2,775,000         $     --            $  --         $733,000        $2,042,000
                                 ==========         ========            =====         ========        ==========

  Year ended August 31, 1995     $3,235,000         $     --            $  --         $460,000        $2,775,000
                                 ==========         ========            =====         ========        ==========

                                                                    SCHEDULE III


                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1997


                                              Column B                             Column C          Column D          Column E

                                            Encumbrances                                             Cost of
                              ----------------------------                                          Improvements,        Amount at
                                                                                                      Net of          Which Carried
                                     Interest     Maturity      Balance at       Initial Cost       Retirements          8/31/97
Description                            Rate         Date         8/31/97           to Trust        Etc. (Note 4)      (Notes 1 & 2)
-----------                          --------     --------      ----------       ------------      -------------     -------------
APARTMENT BUILDINGS:

  2031 Locust Street-
   Land                                                         $       --        $  100,000         $       --          100,000
   Building and improvement                                                        1,028,000          1,488,000        2,516,000
   Furniture and portable equipment                                                                     657,000          657,000
  Camp Hill Plaza Apartments-
   Land                                9.50%        3/1/2007      6,747,000          336,000                 --          336,000
   Building and improvements                                                       2,910,000            747,000        3,658,000
   Furniture and portable equipment                                                  150,000            758,000          908,000
  Cobblestone Apartments
   Land                            7.50% to 8.25%  12/16/2002     8,859,000        2,791,000                 --        2,792,000
   Building and improvements                                                       9,335,000          1,020,000       10,357,000
   Furniture and portable equipment                                                  362,000            558,000          920,000
  Kenwood Gardens-
   Land                                                                              489,000                 --          489,000
   Building and improvements                                                       3,007,000          1,486,000        4,493,000
   Furniture and portable equipment                                                  228,000          1,162,000        1,390,000
  Lakewood Hills Apartments-
   Land                                                                              501,000                 --          501,000
   Building and improvements                                                      10,935,000          1,668,000       12,603,000
   Furniture and portable equipment                                                  468,000          1,884,000        2,352,000
  Maylander Apartments-
   Land                                                                              117,000                 --          117,000
   Building                                                                        4,013,000          1,726,000        5,739,000
   Furniture and portable equipment                                                  327,000            831,000        1,158,000
  Shenandoah Village-                 5.90%        10/15/2025     8,640,000
   Land                                                                            2,200,000                 --        2,200,000
   Building and improvements                                                       8,695,000            423,000        9,118,000
   Furniture and portable equipment                                                  281,000            607,000          889,000
  Emerald Point
   Land                               6.79%        12/1/2008     16,896,000        3,062,000                 --        3,062,000
   Building and improvements                                                      17,352,000          1,313,000       18,665,000
   Furniture and portable equipment                                                1,293,000            812,000        2,105,000
  Hidden Lakes-
   Land                                                                            1,225,000                 --        1,225,000
   Building and improvements                                                      10,807,000            167,000       10,974,000
   Furniture and portable equipment                                                  986,000            410,000        1,396,000
  Palms of Pembroke-
   Land                                                                            4,869,000                 --        4,869,000
   Building and improvements                                                      16,399,000            363,000       16,761,000
   Furniture and portable equipment                                                  985,000            349,000        1,335,000
  Boca Palms-
   Land                                                                            7,107,000                 --        7,108,000
   Building and improvements                                                      27,393,000            325,000       27,669,000
   Furniture and portable equipment                                                1,101,000            411,000        1,512,000




                                                 Column F        Column G & H           Column I

                                               Accumulated           Date
                                               Depreciation       Constructed          Depreciable
                                                 (Note 3)         or Acquired          Life (Years)
                                               ------------       -----------          ------------
Description
-----------
APARTMENT BUILDINGS:

  2031 Locust Street-
   Land                                       $       --            7/17/61
   Building and improvement                    1,899,000                                  11-25
   Furniture and portable equipment              360,000                                    10
  Camp Hill Plaza Apartments-
   Land                                               --            9/25/69
   Building and improvements                   2,947,000                                5-33-1/3
   Furniture and portable equipment              436,000                                   7-10
  Cobblestone Apartments
   Land                                               --           12/16/92
   Building and improvements                   1,286,000                                  10-40
   Furniture and portable equipment              237,000                                   7-10
  Kenwood Gardens-
   Land                                               --           11/1/63
   Building and improvements                   3,833,000                                   8-38
   Furniture and portable equipment              897,000                                   8-10
  Lakewood Hills Apartments-
   Land                                               --       Phase I10/1/72
   Building and improvements                   7,401,000       Phase II8/1/75              8-45
   Furniture and portable equipment            1,321,000       Phase III6/1/80              10
  Maylander Apartments-
   Land                                               --           8/15/62
   Building                                    5,507,000                                  10-39
   Furniture and portable equipment              685,000                                   5-10
  Shenandoah Village-
   Land                                               --
   Building and improvements                   1,014,000           8/2/93                 10-39
   Furniture and portable equipment              197,000                                   5-10
  Emerald Point
   Land                                               --           2/23/93
   Building and improvements                   2,293,000                                  10-39
   Furniture and portable equipment              737,000                                   5-10
  Hidden Lakes-
   Land                                               --           2/23/94
   Building and improvements                   1,190,000                                  10-39
   Furniture and portable equipment              168,000                                   5-10
  Palms of Pembroke-
   Land                                               --           8/1/94
   Building and improvements                   1,436,000                                  10-39
   Furniture and portable equipment              193,000                                   5-10
  Boca Palms-
   Land                                               --
   Building and improvements                   2,295,000         11/10/94                 10-39
   Furniture and portable equipment              384,000                                   5-10


                                                                    SCHEDULE III
                                                                     (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


           REAL ESTATE AND ACCUMULATED DEPRECIATION--AUGUST 31, 1997


                                              Column B                             Column C          Column D          Column E

                                            Encumbrances                                             Cost of
                              ----------------------------                                          Improvements,        Amount at
                                                                                                      Net of          Which Carried
                                     Interest     Maturity      Balance at       Initial Cost       Retirements          8/31/97
Description                            Rate         Date         8/31/97           to Trust        Etc. (Note 4)      (Notes 1 & 2)
-----------                          --------     --------      ----------       ------------      -------------     -------------
INDUSTRIAL PROPERTIES:

  Aramark Allentown, PA-
   Land                                                         $       --        $    3,000         $       --       $    3,000
   Building and improvements                                                          82,000                 --           82,000
  Aramark Pennsauken, NJ-
   Land                                                                               20,000                 --           20,000
   Building and improvements                                                         190,000                 --          190,000
  Interstate Container Corporation,
   Lowell, MA-
   Land                                                                               34,000                 --           35,000
   Building and improvements                                                         364,000          1,404,000        1,769,000
  People's Drug (CVS), Annandale, VA
   Land                                                                              225,000                 --          225,000
   Building and improvements                                                       1,873,000            478,000        2,349,000
  Sears, Roebuck and Company,
   Pennsauken, NJ-
   Land                                                                              25,000                  --           25,000
   Building and improvements                                                        206,000             176,000          383,000

SHOPPING CENTERS AND RETAIL STORES:

  Crest Plaza Shopping Center-
   Land                                                                              276,000                 --          278,000
   Building and improvements                                                       2,230,000          3,096,000        5,326,000
   Furniture and portable equipment                                                       --             18,000           18,000
  Sitler Tract-
   Land                                                                               54,000                 --           54,000
  Forestville Plaza-
   Land                                                                              440,000                 --          440,000
   Building and improvements                                                       5,572,000            705,000        6,278,000
   Furniture and portable equipment                                                       --                 --               --
  South Blanding Village-
   Land                                                                            2,946,000                 --        2,946,000
   Building and improvements                                                       6,138,000            339,000        6,467,000
   Furniture and portable equipment                                                       --                 --               --
  Mandarin Corners-
   Land                                 9.125%      8/1/2008     8,418,000         4,891,000                 --        4,891,000
   Building and improvements                                                      10,168,000            523,000       10,690,000
   Furniture and portable equipment                                                       --                 --               --
                                                                                ------------        -----------     ------------
      Total for wholly owned and
      consolidated partnership                                 $49,560,000      $176,589,000        $25,904,000     $202,443,000
                                                               ===========      ============        ===========     ============



                                                 Column F        Column G & H           Column I

                                               Accumulated           Date
                                               Depreciation       Constructed          Depreciable
                                                 (Note 3)         or Acquired          Life (Years)
                                               ------------       -----------          ------------
Description
-----------
INDUSTRIAL PROPERTIES:

  Aramark Allentown, PA-
   Land                                       $       --            10/1/62
   Building and improvements                      73,000                                  10-40
  Aramark Pennsauken, NJ-
   Land                                               --            12/21/62
   Building and improvements                     154,000                                  10-50
  Interstate Container Corporation,
   Lowell, MA-
   Land                                               --             6/4/63
   Building and improvements                   1,199,000                                  20-50
  People's Drug (CVS), Annandale, VA-
   Land                                               --            10/12/62
   Building and improvements                   1,478,000                                  25-55
  Sears, Roebuck and Company,
   Pennsauken, NJ-
   Land                                               --            12/30/63
   Building and improvements                     318,000                                  10-50

SHOPPING CENTERS AND RETAIL STORES:

  Crest Plaza Shopping Center-
   Land                                               --             2/1/64
   Building                                    3,374,000                                  20-40
   Furniture and portable equipment               18,000                                    10
  Sitler Tract-
   Land                                               --             4/9/64
  Forestville Plaza-
   Land                                               --            9/12/83
   Building and improvements                   2,726,000                                  33-1/3
   Furniture and portable equipment                   --                                    10
  South Blanding Village-
   Land                                               --           12/1/88
   Building and improvements                   1,815,000                                  20-40
   Furniture and portable equipment                   --                                    10
  Mandarin Corners-
   Land                                               --             3/1/88
   Building and improvements                   3,290,000                                  33-1/3
   Furniture and portable equipment                   --
                                             -----------
      Total for wholly owned and
      consolidated partnership               $50,711,000
                                             ===========

SCHEDULE III
(Continued)


                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES:

 (1)     Reconciliation of amount shown in Column E:
   Balance, August 31, 1996                                                     $198,542,000

   Additions during the year-

       Improvements, furniture and portable equipment
                                                            $1,570,000
    Land                                                         --
    Building                                                 2,331,000
                                                                                   3,901,000

   Deductions during the year-

       Transferred to partnerships and joint ventures                                     --

       Retirements                                                                        --
       Properties sold                                                                    --
                                                                                ------------
   Balance, August 31, 1997                                                     $202,443,000
                                                                                ============
   Capitalized costs from 8/31/89 annual report deducted
      for income tax purposes                                                      1,209,000
                                                                                ------------
   The aggregate cost for federal income tax
      purposes is approximately                                                 $201,234,000
                                                                                ============
   Reconciliation of amount shown in Column F:
      (Accumulated Depreciation):

      Balance, August 31, 1996                                                  $ 44,693,000

      Depreciation during the year-

         Buildings and improvements                          4,757,000
         Furniture and portable equipment                    1,127,000             5,884,000
                                                            ----------
      Deductions during the year-
         Transferred from partnerships and joint
          ventures                                                                   134,000

         Retirements                                                                      --
         Properties sold                                                                  --
                                                                                ------------
     Balance, August 31, 1997                                                   $ 50,711,000
                                                                                ============
   Cost of improvements, net of retirements, etc.,
     consists of the following:

       Cost of improvements                                                     $  3,901,000
       Retirements                                                                        --
                                                                                ------------
                                                                                $  3,901,000
                                                                                ============

                                  EXHIBIT INDEX





Exhibit No.                    Description                                  Page
-----------                    -----------                                  ----
   10.3         Employment Extension and Separation
                Agreement, dated October 1, 1997, between the
                Trust and Robert G. Rogers.

   10.17        Employment Agreement dated as of January 1,
                1997 between the Trust and Jeffrey Linn.

    21          Listing of subsidiaries

   23.1         Consent of Arthur Andersen LLP (Independent
                Public Accountant of the Trust).

   23.2         Consent of Ernst & Young LLP (Independent
                Auditors of Lehigh Valley Associates)

    27          Financial Data Schedule