Form 10-K/A
period 1997-08-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1997-12-15
CIK 77281

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                 FORM 10-K/A-1

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended August 31, 1997

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________to _______________


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

          Title of Each Class                   Name of each exchange on which
Share of Beneficial Interest, par value                   registered
            $1.00 per share                        New York Stock Exchange

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

At October 31, 1997, 8,685,098 Shares of Beneficial Interest, par value $1.00 per share (the "Shares"), of the Trust were outstanding.

                      Documents Incorporated by Reference

                                     None

                           DESCRIPTION OF AMENDMENTS


         This Amendment No. 1 to the Annual Report on Form 10-K of Pennsylvania Real Estate Investment Trust (the "Trust") (1-6300) for the fiscal year ended August 31, 1997 is being filed for the purposes set forth below:

Item 1.  Business.

         Item 1 has been amended and restated in its entirety as set forth herein.

Item 13. Certain Relationships and Related Transactions.

         Item 13 has been amended and restated in its entirety as set forth herein.

         All other information in the Form 10-K of the Trust not set forth in this Form 10-K/A remains the same as filed with the Securities and Exchange Commission by the Trust in its Form 10-K on November 28, 1997.

Item 1.  Business

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust (the "Company," the "Registrant" or the "Trust"), conducts substantially all of its operations through PREIT Associates, L.P., a Delaware limited partnership (the "Operating Partnership"). As used herein, unless the context indicates otherwise, the term "Company" "Registrant" or "Trust" includes Pennsylvania Real Estate Investment Trust, the Operating Partnership and their subsidiaries and affiliates, including PREIT-RUBIN, Inc. (formerly The Rubin Organization, Inc.), a commercial property development and management firm in which the Company owns 95% of the economic interests in the form of non-voting common shares (together with its predecessors, the "Management Company"). The Management Company, prior to September 30, 1997, is sometimes referred to herein as "TRO."

The Company

         The Company, which is organized as a business trust under Pennsylvania law, is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") founded in 1960 which acquires, develops, redevelops and operates retail and multifamily properties. On September 30, 1997, the Company acquired The Rubin Organization, Inc., a commercial property development and management firm, and certain related real estate interests.

         The Company owns interests in 18 shopping centers (the "Existing Retail Properties") containing an aggregate of approximately 6.4 million square feet, 19 multifamily properties (the "Multifamily Properties") containing 7,236 units, six industrial properties with an aggregate of approximately 700,000 square feet and three parcels of undeveloped land. In addition, the Company has entered into agreements to acquire interests in two shopping centers containing an aggregate of approximately 824,000 square feet (the "Acquisition Properties"). The Company also owns interests in five shopping centers under development (the "Development Properties"), which are expected to contain an aggregate of approximately 2.2 million square feet upon completion. Two of the Development Properties are currently under construction and the Company currently anticipates that the remaining three Development Properties will be completed by the year 2000. There is no assurance that all five Development Properties will be successfully developed.

         The Company also provides management, leasing and development services to 49 retail properties containing approximately 19.2 million square feet and 11 office buildings containing approximately 4.0 million square feet for affiliated and third-party property owners.

Recent Developments

         Acquisition of The Rubin Organization, Inc. On September 30, 1997, the Company acquired The Rubin Organization, Inc. (renamed "PREIT-RUBIN, Inc.") and interests in certain related retail properties (the "TRO Transaction") as part of the Company's previously announced strategy to acquire management, leasing and development expertise for retail properties. Founded in 1946, the predecessor of The Rubin Organization was a Philadelphia-based owner, operator and developer of commercial real estate properties. As part of the TRO Transaction, the Company also acquired interests in four of the Existing Retail Properties containing an aggregate of approximately 2.1 million square feet, and obtained the right to acquire the two Acquisition Properties and interests in four of the Development Properties. Of the four Existing Retail Properties acquired, two were purchased for a combination of cash, assumption of debt and units of limited partner interests in the Operating Partnership ("OP Units").

         The following table sets forth certain information regarding the four Existing Retail Properties acquired in the TRO Transaction:

                                               Recent Acquisitions
                                                 Total               Owned         Percentage
Property and                 Percentage          Square              Square        Leased at
  Location                     Owned*            Feet                Feet          9/30/97
------------                 -----------         ------              ------       -----------
The Court at Oxford              50%            692,000              457,000         100%
Valley Langhorne, PA

Magnolia Mall                   100%            570,000              570,000         98%
Florence, SC

North Dartmouth Mall            100%            620,000              620,000         88%
Dartmouth, MA

Springfield Park                 50%            209,000               65,000         N/A
Springfield, PA(1)
                                              ---------            ---------
         Total                                2,091,000            1,712,000
                                              =========            =========

----------------------------
* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.
(1) The Company owns a one-half interest in one of three floors in this free-standing former department store. The Company acquired its interest in this vacant property for purposes of redevelopment.

         The following table sets forth certain information regarding the Acquisition Properties:

                             Percentage          Total              Owned          Percentage
Property and                    to be           Square             Square           Leased at
  Location                    Acquired*           Feet              Feet             9/30/97
-------------                 --------          -------            -------         -----------
Hillview Shopping                50%            340,000            340,000(1)        100%
Center
Cherry Hill, NJ

Northeast Tower                 100%(3)         484,000            353,000(4)         99%
Center(2)
Philadelphia, PA
                                                -------            -------
         Total                                  824,000            693,000
                                                =======            =======

----------------------------
* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.
(1) Includes 261,000 square feet of retail space situated on land leased to tenants which own their own buildings.
(2) Information includes 121,000 square feet currently under development (Phase II). Phase I is 99% leased.
(3) The Company will initially acquire 89% of the interest in the partnership which owns this property and obtain the right to acquire the remaining 11% interest not earlier than three years from the first acquisition date.
(4) Includes 153,000 square feet of retail space situated on land leased to tenants which own their own buildings.

         The following table sets forth certain information regarding the Development Properties:

                            Development Properties

                                        Planned
                       Percentage        Total
Project and              to be          Square                          Expected
  Location             Acquired*         Feet           Status(1)      Completion
-----------            ----------       -------         ---------      ----------
Blue Route               50%(2)         760,000         Development     First half of
Metroplex                                                               2000
Plymouth
Meeting, PA

Christiana Power         50%            295,000         Construction    Second half of
Center                                                                  1998
(Phase I)
Newark, DE

Christiana Power         50%           300,000          Development     Second half of
Center                                                                  2000
(Phase II)
Newark, DE

Red Rose                 50%(2)         463,000         Construction    Second half of
Commons                                                                 1998
Lancaster, PA

Warrington              100%            415,000         Development     Second half of
Shopping Center                                                         1999
Warrington, PA
                                      ---------
     Total                            2,233,000
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

         "Construction" indicates that construction activities, such as site preparation, ground-breaking activities, or exterior construction has commenced. There is no assurance that the properties which remain in the Development stage will ultimately be constructed.
(2) Subject to reduction to 25% under the terms of the Goldenberg Letter Agreement. See "The TRO Transaction - The Goldenberg Letter Agreement."

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

         New York Stock Exchange Listing. On November 14, 1997, the Shares commenced trading on the New York Stock Exchange, Inc. ("NYSE").

         Change in Fiscal Year. The Company has announced that it will change its fiscal year end to December 31, commencing with the year ending December 31, 1998, and, in connection therewith, change its distribution payment cycle from February/May/August/November to March/June/September/December.

The TRO Transaction

         On September 30, 1997, the Registrant and TRO completed the TRO Transaction, pursuant to which:

          o The Registrant capitalized the Operating Partnership by transferring to it substantially all of its assets, or the beneficial interest therein, subject to the liabilities of the Registrant, in exchange for the issuance to the Registrant and PREIT Property Trust, a wholly owned subsidiary of the Registrant and a limited partner of the Operating Partnership, general partner interests in the Operating Partnership and Class A OP Units ("Class A OP Units") equal in the aggregate to the number of issued and outstanding Shares as of such date;

          o the Operating Partnership acquired all of the non-voting common shares, constituting 95% of the economic interests of TRO, in exchange for 200,000 Class A OP Units and the obligation to issue up to 800,000 additional Class A OP Units over the next five years, such exact number to be determined according to a formula based upon the per Share adjusted funds from operation of the Company (see "Acquisition of TRO and Related Property Interests");

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

         Acquisition of TRO and Related Property Interests. As part of the TRO Transaction, the Company entered into a contribution agreement (the "TRO Contribution Agreement") pursuant to which it acquired all of the non-voting shares of TRO for 200,000 Class A OP Units and the obligation to issue up to 800,000 additional Class A OP Units (the "Contingent TRO OP Units") over the following five-year period, depending on the Company's per share "adjusted funds from operations" ("Adjusted FFO") during such period. "Adjusted FFO" is defined as the Company's consolidated net income for any period, plus, to the extent deducted in computing such net income: (i) depreciation attributable to real property; (ii) certain amortization expenses; (iii) the expenses of the TRO Transaction; (iv) losses on the sale of real estate; (v) material write-downs on real estate; (vi) material prepayment fees; and (vii) rents currently due in excess of rents reported, minus: (i) rental revenue reported in excess of amounts currently due; (ii) lease termination fees; and (iii) gains on the sale of real estate. For the twelve-month periods ending August

31, 1996, and August 31, 1997; the Company's Adjusted FFO per share without giving effect to the TRO Transaction would have been $2.15 and $2.26, respectively.

         The TRO Contribution Agreement establishes "hurdles" and "targets" during specified "earn-out periods" to determine whether, and to what extent, the Contingent TRO OP Units will be issued.

                                  Per Share Adjusted
                                          FFO                     Base No.             Max. No.
                                  ------------------             Contingent           Contingent
 Earn-Out Period                 Hurdle          Target           TRO OP               TRO OP
 ---------------                 ------          ------          ----------           ----------
10-1-97 to 12-31-97              $0.58           $0.65              5,000                32,500
1-1-98  to 12-31-98               2.40            2.66             20,000               130,000
1-1-99  to 12-31-99               2.53            2.81             57,500               167,500
1-1-00  to 12-31-00               2.65            2.94             57,500               167,500
1-1-01  to 12-31-01               2.83            3.14             57,500               167,500
1-1-02  to  9-30-02               2.19            2.43             52,500               135,000
                                                                   -------               -------
      Total                                                       250,000               800,000
                                                                  =======               =======

         In general, (i) if the hurdle for any earn-out period is not met, no Contingent TRO OP Units will be issued in respect of such period, (ii) if the target for any earn-out period is met, the maximum number of Contingent TRO OP Units for such period will be issued, and (iii) if Adjusted FFO for any earn-out period is between the hurdle and the target for such period, the Operating Partnership would issue the base Contingent TRO OP Units for such period plus a pro rata portion of the number of Contingent TRO OP Units by which the maximum Contingent TRO OP Units exceeded the base Contingent TRO OP Units for such period equal to the amount by which the per share Adjusted FFO exceeded the hurdle but was less than the target. For example, if the per share Adjusted FFO for 1998 were $2.53 (that is, one-half of the difference between the target and the hurdle), the Operating Partnership would issue 75,000 Contingent TRO OP Units (20,000 + (.5 (130,000- 20,000))).

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

         The TRO Contribution Agreement provides that in the event of a share split, share dividend or other similar change in the capitalization of the Company, the "hurdle" and "target" levels will be proportionately adjusted.

The TRO Contribution Agreement also provides for the creation of a special committee of three independent Trustees to consider, among other matters, whether other equitable adjustments, either upward or downward, should be effected in the "hurdle" and "target" levels to reflect: (i) the incurrence by the Company of non-project specific indebtedness or the raising by the Company of equity capital; (ii) any breach by the Company of its representations or warranties in the TRO Contribution Agreement which may adversely affect Adjusted FFO; and (iii) the effect which any adverse judgment in litigation pending against the Company may have on Adjusted FFO.

         For provisions of the TRO Transaction relating to the pricing of the Acquisition Properties, see "The Acquisition Properties," below. For provisions of the TRO Transaction relating to the pricing of the four Development Properties acquired in the TRO Transactions, see "The Development Properties," below.

         The Goldenberg Letter Agreement. On September 30, 1997, as part of the TRO Transaction, the Company took by assignment from TRO and certain TRO Affiliates all of their rights, subject to all of their obligations, under a letter agreement with The Goldenberg Group (the "Goldenberg Letter Agreement"). The Goldenberg Letter Agreement contemplates the development of six power centers, three by The Goldenberg Group and three by the Company. The Goldenberg Letter Agreement provides that the entity developing the center will have the right to manage the center but that each center will be 50% owned by The Goldenberg Group and 50% owned by the Company. The Company is obligated under the Goldenberg Letter Agreement to provide a $5 million revolving credit facility to fund pre-development expenses on The Goldenberg Group's three projects. In addition, the Company must fund all such expenses on the Company projects directly.

         The Court at Oxford Valley, an Existing Retail Property, was developed by the Goldenberg Group under the Goldenberg Letter Agreement and Hillview Shopping Center, a Development Property, was developed by the Management Company under the Goldenberg Letter Agreement. The Goldenberg Group's remaining two Development Property projects under the Goldenberg Letter Agreement are the Blue Route Metroplex Center, Plymouth Meeting, Pennsylvania, and Red Rose Commons, Lancaster, Pennsylvania. The Company has not yet proposed its second and third projects under the Goldenberg Letter Agreement. In the event that the Company were to fail to offer The Goldenberg Group two proposed power center projects meeting specified criteria (one to be selected at The Goldenberg Group's sole election) within 18 months of the closing of a construction loan on each of Red Rose Commons (which is anticipated to occur in the next 24 months) and Blue Route Metroplex (which occurred on November 28, 1997) then the interest of the Company in the "unmatched" project would be subject to reduction by The Goldenberg Group, without the payment of any consideration, from 50% to 25%.

         Although the Company has performed preliminary work for the requisite "matches" for Blue Route Metroplex and Red Rose Commons, there can be no assurance that either project will be successfully matched and, therefore, that the Company's interest in these projects will not be reduced to 25%.

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

                      Rights of First Refusal Properties

                                                          Percentage Interest
                                 Gross Leasable           Subject to the Right
Property/Location                   Sq. Ft.                 of First Refusal
-----------------                --------------           --------------------
Christiana Mall,                   1,100,000                       (1)
Newark, DE   (1)

Cumberland Mall,                     463,143                       50%
Vineland, NJ

Fairfield Mall,                      417,940                       50%
Chicopee, MA
                                   ---------
         Total                     1,981,083
                                   =========

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

                           ----------------------------
                           | Pennsylvania Real Estate |
                           |  Investment Trust (1)    |
                           ----------------------------
                               |100%    | 1.0%
                    ------------------  |
                    |                |  |              --------------------
                    |     PREIT      |  |       -------| Minority Limited |
 -----------------  | Property Trust |  |       |6.9.% | Partners(2)      |
 |               |  |  (Majority     |  |       |      --------------------
 |               |  |                |  |       |
 | Employee Stock|  |Limited Partner)|  |       |
 | Bonus Plan    |  ------------------  |       |
 -----------------             |92.1%   |       |
    |5% (voting)           ----------------------------
    |      -----------------  PREIT Associates, L.P.  |
    |      |95%            ----------------------------
    |      |(non-voting)                |
    |      |                            |
 -------------------                    |
 |    PREIT-RUBIN, |                    |
 |       Inc.      |                    |
 -------------------                    |
                                        |
                                        |
                                        |
                           ---------------------------
                           |     46 Properties(3)    |
                           ---------------------------
----------------------

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

The Existing Retail Properties

         The Company has interests in 18 retail properties containing an aggregate of approximately 6.4 million square feet. Two of the Company's wholly-owned properties are currently managed by the Management Company and the remaining four will be under the management of the Management Company by March 1998. The Company's 12 joint venture retail properties are managed by the Company's joint venture partners, or an entity designated by the Company and the partner, and in most such instances a change in the management of the property requires the concurrence of both partners. Eight of the 18 Existing Retail Properties (containing an aggregate of approximately 3.7 million square feet) are located in Pennsylvania and five (containing an aggregate of approximately 1.0 million square feet) are located in Florida.

         The following table sets forth certain information regarding the Existing Retail Properties, as of August 31, 1997, other than the Gateway Shopping Center in St. Petersburg, Florida, which is under contract to be sold:

                                                  Percent        Year               Total
 Real Property           Location                  Owned*    Built/Renov(1)     Square Feet(2)
 -------------           --------                  ------    --------------     --------------
Lehigh Valley           Allentown, PA                50%       1977/1996           1,054,000
Mall

Court at Oxford         Langhorne, PA                50%         1996                692,000
Valley


North                   North Dartmouth, MA         100%       1971/1987             620,000
Darthmouth
Mall

Whitehall Mall          Allentown, PA                50%       1964/1982             603,000

Magnolia Mall           Florence, SC                100%       1979/1992             570,000

Laurel Mall             Hazelton, PA                 40%       1973/1995             558,000

Palmer Park             Easton, PA                   50%       1972/1982             349,000
Mall(4)

Forestville, S/C        Forestville, MD             100%       1974/1983             218,000

Mandarin                Jacksonville, FL            100%         1986                216,000
Corners

Springfield             Springfield, PA              50%       1963/1997             209,000
Park(5)

Rio Mall                Rio Grande, NJ               50%       1973/1992             161,000

Crest Plaza S/C         Allentown, PA               100%       1959/1991             153,000

Park Plaza S/C          Pinellas Park, FL            50%       1963/1983             151,000


South Blanding          Jacksonville, FL            100%         1986                107,000
Village

Ormond Beach            Daytona Beach, FL            25%       1966/1991             103,000
Mall

Ingleside Center        Thorndale, PA                70%       1981/1995             102,000

Punta Gorda             Punta Gorda, FL              25%       1965/1992             102,000
Mall

         Total/Weighted Average                                                    5,968,000
                                                                                   =========
         (17 Properties)

                                  Owned           Percent
 Real Property                 Square Feet       Leased(3)           Anchors
 -------------                 -----------       ---------           -------
Lehigh Valley                   489,000              99%      JC Penney, Strawbridges, Macy's
Mall

Court at Oxford                 457,000             100       Dicks Clothing and Sporting Goods,
Valley                                                        Best Buy, Pharmor, HomePlace, The
                                                              Home Depot, BJ Wholesale Club

North                           620,000              88       JC Penney, Sears, Ames, General
Darthmouth                                                    Cinema
Mall

Whitehall Mall                  521,000              84       Sears, Kohl's

Magnolia Mall                   570,000              98       JC Penney, Sears, Belk, Rose's

Laurel Mall                     558,000              97       Boscov's Dept., Kmart, JC Penney

Palmer Park                     349,000              68       The Bon-Ton, Eckerd Drug Store
Mall(4)

Forestville, S/C                218,000              73       Ames

Mandarin                        216,000              99       Wal-Mart, Upton's, Carmike Cinemas
Corners

Springfield                      65,000              --       Target
Park(5)

Rio Mall                        161,000              73       Kmart, Staples The Office Superstore

Crest Plaza S/C                 153,000              83       Weis Market, Eckerd Drug Store

Park Plaza S/C                  151,000              95       Eckerd Drug Store, Ace Hardware,
                                                              Publix Supermarket

South Blanding                  107,000              94       Food Lion, Scotty's
Village

Ormond Beach                    103,000              94       Belk-Lindsey, Publix Supermarket,
Mall                                                          Eckerd Drug Store

Ingleside Center                102,000             100       Kmart

Punta Gorda                     102,000              87       Beall's, Publix Supermarket, Eckerd
Mall                                                          Drug Store

Total/Weighted Average        4,942,000              89.2%
                              =========             ------
(17 Properties)

-----------------------

* By the Operating Partnership; the Registrant owns approximately 93.1% of the Operating Partnership.
(1) Year initially completed and, where applicable, the most recent year in which the property was substantially renovated or an additional phase of the property was completed.
(2) Total Square Feet includes space owned or ground leased by anchors; Owned Square Feet and Percent Leased excludes such space. (3) Percent Leased is calculated as a percent of Owned Square Feet for which leases were in effect as of August 31, 1997.
(4) Includes 82,000 sq. ft. Clover store currently vacant.
(5) The Trust has an undivided one-half interest in one of three floors in a free standing department store currently under re-development. Its share of reconstruction costs is approximately 15%.

         The following table sets forth certain information regarding each anchor in the Existing Retail Properties:

                           Anchor and Square Footage
                           as of September 30, 1997

                                   # Anchor        Square Footage               Square Footage            Total Square
Anchor Name(1)                     Stores         Owned By Anchors             Leased By Anchors       Footage Occupied
-----------                       --------        ----------------             -----------------       ----------------
Ace Hardware                          1                     -                      20,000                   20,000
Ames                                  2                     -                     166,123                  166,123
BJ Wholesale Club                     1                     -                     105,000                  105,000
Beall's                               1                     -                      22,000                   22,000
Belk                                  1                     -                     119,046                  119,046
Belk-Lindsey                          1                     -                      14,000                   14,000
Best Buy                              1                     -                      59,495                   59,495
The Bon-Ton                           1                     -                      82,500                   82,500
Boscov's Department Store             1                     -                     183,000                  183,000
Dick's Clothing & Sporting
  Goods                               1                     -                      63,115                   63,115
Eckerd Drug Store                     5                     -                      57,500                   57,500
Food Lion                             1                     -                      29,000                   29,000
The Home Depot                        1                     -                     130,000                  130,000
HomePlace                             1                     -                      54,096                   54,096
J.C. Penney                           4               188,000                     254,359                  442,359
Kmart Corp.                           3                     -                     263,000                  263,000
Kohl's(2)                             1                82,000                           -                   82,000
Macy's                                1               212,000                           -                  212,000
Phar-Mor(3)                           1                     -                      45,621                   45,621
Publix Supermarket                    3                     -                     106,000                  106,000
Rose's                                1                     -                      53,000                   53,000
Scotty's                              1                     -                      45,000                   45,000
Sears                                 3                     -                     412,604                  412,604
Staples The Office Superstore         1                     -                      20,000                   20,000
Strawbridge's                         1               165,000                           -                  165,000
Target                                1               140,000                           -                  140,000
Upton's(4)                            1                     -                      51,800                   51,800
Wal-Mart                              1                     -                      82,000                   82,000
Weis Market                           1                                            45,000                   45,000
                                     --             ---------                   ---------               ----------
   Total                             43               787,000                   2,483,259                3,270,259
                                     ==               =======                   =========                =========

---------------------

(1)      Actual tenant may be an affiliate of the entity listed.
(2)      Subleased to Kohl's by Kimco Realty Corp.
(3)      Subleased to Phar-Mor by an affiliate of Melville Realty corporation.
(4)      Subleased to Upton's by J. Byron.

         The following table shows, as of August 31, 1997, scheduled lease expirations of malls and shopping centers for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights:

                                                                                 Base Rent          % of Total
                                          Annualized       Approximate          Per Square          Leased GLA
                    Number of              Base Rent       Square Feet             Foot of      Represented By
Year Ending            Leases            of Expiring       of Expiring            Expiring            Expiring
December 31          Expiring                 Leases            Leases              Leases              Leases
-----------         ---------            -----------       -----------          ----------      --------------
   1998                85                  2,726,056           303,954             $ 8.97             6.9%

   1999                50                  1,929,919           327,654               5.89             7.4

   2000                56                  1,752,427           158,080              11.00             3.6

   2001                72                  3,531,402           432,572               8.16             9.8

   2002                46                  1,929,045           178,057              10.83             4.0

   2003                37                  2,662,176           231,062              11.52             5.2

   2004                28                  2,830,863           224,083              12.63             5.1

   2005                32                  2,049,362           124,892              16.41             2.8

   2006                48                  4,717,681           554,385               8.51            12.6

   2007                26                  3,587,946           496,852               7.22            11.3

                      ---                 ----------         ---------             ------            -----
   Total/             480                 27,716,877         3,031,591             $ 9.14            68.8%
  Weighted            ===                 ==========         =========             ------            =====
  Average

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

         The following table sets forth certain information, as of November 28, 1997, regarding the Acquisition Properties.

                                                                                    Planned
                                             Percent     Estimated    Planned        Owned
                                               To Be    Acquisition   Square        Square                       Construction
   Acquisition Property       Location      Acquired*      Date        Feet          Feet         Anchors            Status
   --------------------       --------      --------      ------      ------        ------        -------            -------
Hillview Shopping Center  Cherry Hill, NJ     50%          1998       340,000     340,000(1)      Target, Kohl's    Substantially
                                                                                                  PETsMART,         completed
                                                                                                  HomePlace,
                                                                                                  Babies 'R Us,
                                                                                                  Crown Books

Northeast Tower Center    Philadelphia,     100%(2)        1999       484,000     353,000(3)      The Home          Phase I:
                          PA                                                                      Depot,            363,000 sf is
                                                                                                  PETsMART,         completed.
                                                                                                  Staples, Old      Phase II:
                                                                                                  Navy, Pep         Projected
                 TOTAL                                                                            Boys              completion is
                                                                      -------     -------                           Fall 1998
                                                                      824,000     693,000
                                                                      =======     =======

---------------------------

* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.
(1) Includes 261,000 square feet of retail space situated on land leased to tenants which own their own buildings.
(2) The Company will initially acquire 89% of the interest in the partnership and acquire the remaining 11% interest not earlier than three years from the first acquisition date.
(3) Includes 153,000 square feet of retail space situated on land leased to tenants which own their own buildings.

The Development Properties

         The Company has rights in five Development Properties, the rights to four of which -- Red Rose; Blue Route Metroplex; Christiana Power Center Phase I and Christiana Power Center Phase II -- are the subject of a contribution agreement entered into as part of the TRO Transaction.

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

         The following table sets forth certain information, as of November 10, 1997, regarding the Development Properties.

                                                                                       Planned
                                                           Percent        Planned       Owned
                                                             To Be        Square        Square                      Expected
       Development Property               Location        Acquired*        Feet        Feet(4)     Status(5)        Completion
       --------------------               --------        --------         ----        -------     ---------        ----------
Blue Route Metroplex (1)(2)       Plymouth Meeting, PA        50%        760,000      319,000     Development    First Half of 2000

Christiana Power Center           Newark, DE                  50%        295,000      142,000     Construction   Second half of 1998
(Phase I)

Christiana Power Center (3)       Newark, DE                  50%        300,000      150,000     Development    Second half of 2000
(Phase II)

Red Rose Commons (2)              Lancaster, PA               50%        463,000      265,000     Construction   Second half of 1998

Warrington Shopping Center (1)    Warrington, PA             100%        415,000      140,000     Development    Second half of 1999
                                                                       ---------    ---------

   TOTAL (5 Properties)                                                2,233,000    1,016,000
                                                                       =========    =========

-----------------------
* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.
(1)  Construction of this project is subject to obtaining site plan approval.
(2) Subject to reduction to 25% under the terms of the Goldenberg Letter Agreement.
(3) This project is not currently zoned for retail use and participation by the Trust in the development is subject to rezoning.
(4)  Square footage subject to change.
(5) "Development" indicates that development activities, such as site surveys, preparation of architectural plans, or initiation of land use approvals or rezoning processes, have commenced (but construction has not commenced). "Construction" indicates that construction activities, such as site preparation, ground-breaking activities, or exterior construction, has commenced. There is no assurance that the properties which remain in the Development stage will ultimately be constructed.

The Multifamily Properties

         The Company has interests in 19 multifamily properties with an aggregate of 7,236 units. The Company manages ten of its Multifamily Properties, and the remaining nine Multifamily Properties are managed by one or more partners of the Company. If the current managers of the Multifamily Properties that are not currently managed by the Company are unable or unwilling to perform their obligations or responsibilities, the Company would manage those properties with its own staff.

         The following table sets forth certain information, as of August 31, 1997, regarding the 19 multifamily properties in which the Company has an interest:

                                                                                                Approx.                  Fiscal 1997
                                                                     Year         Number       Rentable                    Average
             Multifamily                             Percent        Built/          Of           Area         Percent        Rent
              Property              Location          Owned*       Renov(1)      Units(2)      (Sq. Ft.)      Occupied     per Unit
             ----------             --------          ------       --------      --------      ---------      --------     --------
Emerald Point                 Virginia Beach, VA         65%      1965/1993           862       846,000          96%       $  463

Boca Palms                    Boca Raton, FL            100%      1970,1991           522       673,000           97          802
                                                                    /1994

Lakewood Hills                Harrisburg, PA            100%     1972, 1975,          562       630,000           96          590
                                                                  1982/1988

Regency Lakeside              Omaha, NE                  50%      1970/1990           433       492,000           99          886

Kenwood Gardens               Toledo, OH                100%      1951/1989           504       404,000           98          362

Fox Run, Delaware             Bear, DE                   50%         1988             414       359,000           96          588

Eagle's Nest                  Coral Springs, FL          50%         1989             264       343,000           97          812

Palms of Pembroke             Pembroke Pines, FL        100%      1989/1995           348       340,000           95          788

Hidden Lakes                  Dayton, OH                100%      1987/1994           360       306,000           98          523

Cobblestone                   Pompano Beach, FL         100%      1986/1994           384       297,000           95          644

Countrywood                   Tampa, FL                  50%      1977/1997           536       295,000           95          409

Shenandoah Village            West Palm Beach, FL       100%      1985/1993           220       286,000           97          820

Marylander                    Baltimore, MD             100%      1951/1989           510       279,000           98          461

Camp Hill Plaza               Camp Hill, PA             100%      1967/1994           300       277,000           97          598

Charter Pointe (Windsong)     Altamonte Springs, FL      40%      1974/1993           312       258,000           96          470

Fox Run, Warminster           Warminster, PA             50%      1969/1992           196       232,000           99          637

Cambridge Hall                West Chester, PA           50%      1967/1993           232       186,000           99          607

Will-O-Hill                   Reading, PA                50%      1970/1986           190       152,000           99          487

2031 Locust Street            Philadelphia, PA          100%      1929/1986            87        89,000           98        1,172

         Total/Weighted Average (19                                                 7,236     6,744,000          97%       $  595
         Properties)                                                                =====     =========          ---       ------

-----------------------

* By the Operating Partnership; the Registrant currently owns approximately 93.1% of the Operating Partnership.
(1) Year initially completed and most recently renovated, and where applicable, year(s) in which additional phases were completed at the property.
(2) Number of Units includes all apartment and commercial units occupied or available for occupancy at August 31, 1997.

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

         The following table sets forth certain information, as of August 31, 1997, regarding the six industrial properties:

                             Industrial Properties

                                   Year              Percent           Square
Property and Location            Acquired             Owned*            Feet       Percentage Leased
---------------------            --------            --------          ------      -----------------
Office and Warehouse               1962                 100%          332,000             100%
Annandale, VA

Warehouse                          1962                 100%           12,000             100%
Pennsauken, NJ

Warehouse                          1962                 100%           16,000             100%
Allentown, PA

Warehouse                          1963                 100%           30,000             100%
Pennsauken, NJ

Warehouse and Plant                1963                 100%          197,000             100%
Lowell, MA

Warehouse and Plant                1962                  50%          141,000             100%
Ft. Washington, PA

         Total                                                        728,000
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

         The following table sets forth certain information, as of August 31, 1997, regarding the three land parcels:

                                  Year               Percent
Property and Location           Acquired             Owned *            Acres
---------------------           --------             -------            -----
Rancocas, NJ                      1971                  75%              54

Elizabethtown, PA                 1972                  50%              22

Coral Springs, FL                 1990                  50%              14
                                                                         --

     Total                                                               90
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

         Under various Federal, state and local laws and regulations, the current or a previous owner or operator of real estate may be required to investigate and clean up certain hazardous substances released at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with asserted contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow with the real estate as collateral. The owner or operator of a site may be liable under statutory or common law to third parties for damages and injuries resulting from environmental contamination emanating from the site.

         Since 1987, the Trust has conducted a Phase I environmental study on each property it seeks to acquire and has recently performed a Phase I environmental study on each of the properties.

         The Trust has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by the Trust. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated such property at a time when hazardous or toxic substances were disposed of, or released from, the property. Therefore, a conveyance of the property does not relieve the owner or operator from liability.

         As to five properties, two of which the Trust no longer owns, the Trust or a partnership in which the Trust has an interest has responded to inquiries from environmental authorities. In one of these properties, the Trust believes that the contamination was caused by a former tenant and has sought indemnification from the tenant. The estimated cost to remediate this property ranges from $0.4 million to $1.2 million. In another instance, the Trust will only be liable for remediation costs in excess of $1.0 million, and the Trust does not currently anticipate that remediation costs will exceed $1.0 million. If remediation costs for this property exceed $1.0 million, the Trust's liability is not expected to exceed $0.6 million.

         As to six properties in which the Trust currently has an interest, the environmental conditions continue to be investigated and have not been fully remediated. At these properties, ground water contamination has been found. At four of the properties, the contamination is associated with dry cleaning operations. The Trust has submitted assessment reports to the state authorities for approval. While all of the properties with contamination arising from dry cleaning operations may be eligible under a state law for remediation with state funds, there can be non assurance that sufficient funds will be available under the legislation to pay the full costs of any such remediation.

         There are asbestos-containing materials in a number of the properties, primarily in the form of floor tiles and adhesives. The floor tiles and adhesives are generally in good condition. Fire-proofing material containing asbestos is present at some of the properties in limited concentrations or in limited areas. At properties where radon has been identified as a potential concern, the Trust has remediated or is performing additional testing. Lead-based paint has been identified at certain of the Trust's Multi-family Properties and the Trust has notified tenants pursuant to applicable disclosure requirements. Based on its current knowledge, the Trust does not believe that the future liabilities associated with asbestos, radon and lead-based paint at the foregoing properties will be material.

         The Trust has no insurance coverage for the types of environmental liabilities described above. At August 31, 1997 an aggregate reserve of $336,000 existed on the Trust's books in respect of certain of these matters;

there can be no assurance that this amount will be sufficient to cover the cost of known liabilities respecting environmental issues at the properties, or matters which may be identified in the future.

         Management is aware of environmental concerns at four of its development properties. It is management's present view that the Trust's share of any remediation costs necessary in connection with the development of these properties will be within the budgets for development of these properties, but the final costs and such necessary remediation are not known and may cause the Trust to decide not to develop one or more such properties.

Employees

         The Registrant employs approximately 1,150 persons on a full-time basis.

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

         The Management Company provides real estate development, management, leasing and other services to 28 properties in which Ronald Rubin (the Trust's Chief Executive Officer) and/or other TRO Affiliates own interests. These 28 properties consist of: two hotel and mixed use properties; eight office buildings; ten retail properties (eight with two or less tenants) which contain less than 200,000 square feet in the aggregate; the three retail properties for which the TRO Affiliates have granted the Trust rights of first refusal (see "Business - The TRO Transaction - Right of First Refusal Properties"); the two retail properties which the Trust will acquire pursuant to existing agreements (see "Business - Acquisition Properties"); and three parcels of land. The interests of Mr. Rubin and/or the TRO Affiliates in these 28 properties range between 11% and 81%, and Mr. Rubin and/or the TRO Affiliates generally exercise the right to select service providers for all of these properties.

         The Trust determined not to purchase these properties as part of the TRO Transaction, with the exception of the right of first refusal properties and the Acquisition Properties, because of its belief that they are not consistent with the Trust's investment strategy. All services provided to these 28 properties are set forth in written agreements which the Trust believes are no less favorable to the Trust than agreements between the Trust and unaffiliated third parties with respect to similar services. Pursuant to Mr. Rubin's employment agreement, Mr. Rubin is required to devote his full working time, energy, skill and best efforts to the performance of his duties to the Trust.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this Amendment No. 1 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENNSYLVANIA REAL ESTATE
                                         INVESTMENT TRUST
                                             (The Registrant)


Date: December 12, 1997                  By:  /s/ Sylvan M. Cohen
                                             --------------------
                                                  Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:


/s/ Sylvan M. Cohen                                  December 12, 1997
-------------------------------------
Sylvan M. Cohen,
Chairman and Trustee


/s/ Ronald Rubin*                                    December 12, 1997
-------------------------------------
Ronald Rubin,
Chief Executive Officer and Trust


/s/ Jonathan B. Weller*                              December 12, 1997
-------------------------------------
Jonathan B. Weller,
President and Chief Operating Officer
and Trustee


/s/ George Rubin*                                    December 12, 1997
-------------------------------------
George Rubin,
Trustee

/s/ William R. Dimeling*                             December 12, 1997
-------------------------------------
William R. Dimeling,
Trustee


/s/ Lee Javitch*                                     December 12, 1997
-------------------------------------
Lee Javitch,
Trustee


/s/ Leonard T. Korman*                               December 12, 1997
-------------------------------------
Leonard I. Korman,
Trustee


/s/ Jeffrey P. Orleans*                              December 12, 1997
-------------------------------------
Jeffrey P. Orleans,
Trustee


/s/ Rosemarie B. Greco*                              December 12, 1997
-------------------------------------
Rosemarie B. Greco
Trustee


/s/ Edward Glickman*                                 December 12, 1997
-------------------------------------
Edward Glickman,
Executive Vice President and Chief
Financial Officer (Principal
Financial Officer)


/s/ Jeffrey A. Linn*                                 December 12, 1997
-------------------------------------
Jeffrey A. Linn,
Senior Vice President -
Acquisitions and Secretary

/s/ Dante J. Massimini*                              December 12, 1997
-------------------------------------
Dante J. Massimini,
Senior Vice President -
Finance and Treasurer
(Principal Accounting Officer)


*/s/ Sylvan M. Cohen
-------------------------------------
By:  Sylvan M. Cohen
Attorney-in-Fact