Form 10-Q
period 1997-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1998-02-17
CIK 77281

------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q




[  ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended
                               ---------------------------------------------

[X] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     September 1, 1997     to  December 31, 1997
                               -------------------------     -----------------

Commission File Number                                 1-6300
                         -----------------------------------------------------

                   Pennsylvania Real Estate Investment Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                           Pennsylvania                                                     23-6216339
----------------------------------------------------------------               ------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

      455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA                                   19034
----------------------------------------------------------------               ------------------------------------
         (Address of principal executive office)                                            (Zip Code)

Registrant's telephone number, including area code         (215) 542-9250
                                                  ----------------------------

                                      N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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

  Shares of beneficial interest outstanding at December 31, 1997: 13,288,848
------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

This report includes a total of 18 pages.
------------------------------------------------------------------------------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                   CONTENTS



                                                                                                            Page
                                                                                                            ----

Part I.  Financial Information

Financial Statements (Unaudited):

   Consolidated Balance Sheets--December 31, 1997 and August 31, 1997 (audited)                              1-2

   Consolidated Statements of Income--Four Months
      Ended December 31, 1997 and 1996                                                                        3

   Consolidated Statements of Cash Flows--Four Months
      Ended December 31, 1997 and 1996                                                                        4

   Notes to Consolidated Financial Statements                                                                5-9

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                                                   10-14


Part II.  Other Information

Item 1.    Legal Proceedings                                                                                 15

Item 2.    Not Applicable                                                                                     --

Item 3.    Not Applicable                                                                                     --

Item 4.    Submission of Matters to a Vote of Security Holders                                              15-16

Item 5.    Other Information                                                                                 16

Item 6.    Exhibits and Reports on Form 8-K                                                                  17

Signatures                                                                                                   18

Part I.  Financial Information

Item 1.  Financial Statements

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                          CONSOLIDATED BALANCE SHEETS

                                   (Note 1)

                                    ASSETS

                                                                                  December 31,          August 31,
                                                                                     1997                  1997
                                                                              ------------------   ------------------
                                                                                  (Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                     $      161,270,000   $      159,967,000
   Industrial properties                                                               5,078,000            5,078,000
   Retail properties                                                                 120,209,000           37,398,000
                                                                              ------------------   ------------------

                  Total investments in real estate                                   286,557,000          202,443,000

   Less- Accumulated depreciation                                                     53,171,000           50,711,000
                                                                              ------------------   ------------------

                                                                                     233,386,000          151,732,000

PROPERTY UNDER DEVELOPMENT                                                             1,369,000                   --

INVESTMENT IN PREIT-RUBIN                                                              4,853,000                   --

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 3)
                                                                                      14,505,000            1,039,000

ADVANCES TO PREIT-RUBIN (Note 2)                                                       3,413,000                  --
                                                                              ------------------   -----------------

                                                                                     257,526,000          152,771,000
   Less- Allowance for possible losses                                                 1,770,000            1,831,000
                                                                              ------------------   ------------------

                                                                                     255,756,000          150,940,000

OTHER ASSETS:
   Cash and cash equivalents                                                           1,324,000            1,399,000
   Rents and sundry receivables                                                          441,000              590,000
   Deferred costs, prepaid real estate
     taxes and expenses, net                                                           8,045,000            7,393,000
   Deposits on properties                                                                     --            5,335,000
                                                                              ------------------   ------------------
                                                                              $      265,566,000   $      165,657,000
                                                                              ==================   ==================

       The accompanying notes are an integral part of these statements.

                                                 (Continued)

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                   (Note 1)

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                 December 31,            August 31,
                                                                                     1997                1997
                                                                              -----------------    ----------------
                                                                                  (Unaudited)

LIABILITIES:
   Mortgage notes payable                                                     $      99,364,000    $     83,528,000
   Bank and other loans payable                                                       4,575,000          33,884,000
   Tenants' deposits and deferred rents                                               1,317,000           1,346,000
   Accrued pension and retirement benefits                                            1,011,000           1,091,000
   Accrued expenses and other liabilities                                             4,964,000           4,369,000
                                                                              -----------------    ----------------

                                                                                    111,231,000         124,218,000
                                                                              ------------------   -----------------
MINORITY INTEREST (Note 3)                                                           15,805,000             540,000
                                                                              -----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 5):
   Shares of beneficial interest, $1 par; authorized unlimited; issued and outstanding 13,288,848 shares at December 31, 1997 and 8,685,098
     shares at August 31, 1997                                                       13,289,000           8,685,000
   Capital contributed in excess of par                                             144,746,000          53,599,000
   Distributions in excess of net income                                            (19,505,000)        (21,385,000)
                                                                              -----------------    ----------------

                                                                                    138,530,000          40,899,000
                                                                              -----------------    ----------------

                                                                              $     265,566,000    $    165,657,000
                                                                              =================    ================


       The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                       CONSOLIDATED STATEMENTS OF INCOME

                                   (Note 1)

                                  (Unaudited)

                                                                                            Four Months Ended
                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                         1997              1996
                                                                                   ----------------  ----------------

REVENUES:
    Gross revenues from real estate                                                $     17,170,000  $     13,289,000
    Interest and other income                                                                82,000           108,000
                                                                                   ----------------  ----------------

                                                                                         17,252,000        13,397,000
                                                                                   ----------------  ----------------
EXPENSES:
    Property operating expenses                                                           6,835,000         5,435,000
    Depreciation and amortization                                                         2,695,000         2,049,000
    General and administrative expenses                                                   1,088,000         1,061,000
    Interest expense                                                                      4,349,000         3,120,000
                                                                                   ----------------  ----------------

                                                                                         14,967,000        11,665,000
                                                                                   ----------------  ----------------
                  Income before equity in unconsolidated
                    entities, gains on sales of interests in real estate,
                    minority interest and extraordinary item                              2,285,000         1,732,000

EQUITY IN INCOME OF PREIT-RUBIN (Note 2)                                                    260,000               --

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES (Note 3)
                                                                                          2,101,000         1,766,000

GAINS ON SALE OF INTERESTS IN REAL ESTATE                                                 2,090,000         1,461,000
                                                                                   ----------------  ----------------

                  Income before minority interest and
                    extraordinary item                                                    6,736,000         4,959,000

MINORITY INTEREST                                                                          (474,000)         (117,000)
                                                                                   ----------------  ----------------

INCOME BEFORE EXTRAORDINARY ITEM                                                          6,262,000         4,842,000

EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT
                                                                                           (300,000)               --
                                                                                   ----------------  ----------------

NET INCOME                                                                         $      5,962,000  $      4,842,000
                                                                                   ================  ================

BASIC INCOME PER SHARE (Note 4)                                                    $            .66   $           .56
                                                                                   ================   ===============

DILUTED INCOME PER SHARE (Note 4)                                                  $            .66   $           .56
                                                                                   ================   ===============

       The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (NOTES 1 AND 6)

                                                                                            Four Months Ended
                                                                                               December 31,
                                                                                  -------------------------------------------
                                                                                         1997               1996
                                                                                  -----------------  -----------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $       5,962,000  $       4,842,000
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest                                                                    474,000            117,000
       Depreciation and amortization                                                      2,695,000          2,049,000
       Gains on sales of interests in real estate                                        (2,090,000)        (1,461,000)
       Loss on early extinguishment of debt                                                 300,000                --
       Equity in income of PREIT-RUBIN                                                     (260,000)               --
       Decrease in allowance for possible losses                                            (61,000)           (59,000)
       Change in assets and liabilities-
         Rents and sundry receivables                                                       149,000            316,000
         Deferred costs, prepaid real estate taxes and expenses                          (3,075,000)          (253,000)
         Accrued pension and retirement benefits                                            (80,000)          (137,000)
         Accrued expenses and other liabilities                                             296,000           (676,000)
         Tenants' deposits and deferred rents                                               (29,000)           (97,000)
                                                                                  -----------------  -----------------
                  Net cash provided by operating activities                               4,281,000          4,641,000
                                                                                  -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly owned real estate                                              (47,972,000)        (1,292,000)
   Investment in property under development                                              (1,246,000)               --
   Investments in partnerships and joint ventures                                        (9,947,000)          (159,000)
   Investment in and advances to PREIT-RUBIN                                             (1,448,000)               --
   Cash distributions from partnerships and joint ventures
     in excess of (less than) equity in income                                             (518,000)        16,111,000
   Cash proceeds from sales of interests in partnerships                                  3,862,000          2,068,000
   Decrease in notes receivable                                                                 --           1,127,000
   Cash distributions to minority partners                                                  (44,000)           (78,000)
                                                                                  -----------------  -----------------
                  Net cash provided by (used in) investing activities                   (57,313,000)        17,777,000
                                                                                  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                      (9,318,000)          (448,000)
   Repayment of bank loans payable                                                      (29,309,000)       (12,403,000)
   Payment of deferred financing costs                                                     (859,000)               --
   Shares of beneficial interest issued                                                  96,829,000             33,000
   Distributions paid to shareholders                                                    (4,082,000)        (4,079,000)
   Distributions paid to OP Unit holders                                                   (304,000)               --
                                                                                  -----------------  ----------------
                  Net cash provided by (used in) financing activities                    52,957,000        (16,897,000)
                                                                                  -----------------  -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   (75,000)         5,521,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,399,000          1,030,000
                                                                                  -----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       1,324,000  $       6,551,000
                                                                                  =================  =================


       The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 FOUR MONTHS ENDED DECEMBER 31, 1997 AND 1996



1.    BASIS OF PRESENTATION:

On October 14, 1997, the Registrant filed a Form 8-K announcing its intention to change their fiscal year-end from August 31 to December 31. As such, the consolidated financial statements herein include the Registrant's results for the period September 1, 1997 through December 31, 1997 and the comparable prior period.

The consolidated financial statements have been prepared by the Registrant, without audit, except as to the balance sheet as of August 31, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.  THE TRO TRANSACTION:

On September 30, 1997, the Registrant completed a series of related transactions pursuant to which the Registrant: (i) transferred substantially all of its real estate interests to a newly formed operating partnership (the "Operating Partnership"), of which the Registrant is the sole general partner;
(ii) the Operating Partnership acquired all of the non-voting common shares of The Rubin Organization, Inc. ("TRO") a commercial real estate development and management firm (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN, Inc. in exchange for the issuance of 200,000 Class A Operating Partnership ("OP") Units and a provision to issue up to 800,000 additional Class A OP Units over the next five years according to a formula based upon the Company's per share growth in adjusted funds from operations;
(iii) the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall and Springfield Park; (iv) the Operating Partnership agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center and Northeast Tower Center, both of which are currently under construction, at prices based upon a pre-determined formula; and (v) the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex.

All of the acquisitions described above have been recorded by the Registrant using the purchase method of accounting. The Registrant accounts for its non-controlling investment in PREIT-RUBIN, Inc. using the equity method. The excess of purchase price of PREIT-RUBIN, Inc. over the fair value of net assets acquired is being amortized over 35 years.

The following table summarizes the consideration paid to acquire the assets and businesses described above:

                                                                   Net              Other              Total
                                 Class A        Cash Paid      Liabilities       Transaction         Purchase
                                OP Units       (Received)         Assumed           Costs              Price
                            ---------------  -------------    -------------   ----------------   ----------------
Invesment in
PREIT-RUBIN, Inc.           $     4,680,000  $    (878,000)   $         --    $        793,000   $      4,595,000
Investment in The Court
    at Oxford Valley              5,458,000        683,000              --             688,000          6,829,000
Magnolia Mall                     5,000,000     15,165,000       25,154,000            977,000         46,296,000
North Dartmouth Mall                    --      35,000,000              --             986,000         35,986,000
Development Properties                  --       6,446,000              --           1,859,000          8,305,000
                            ---------------  -------------    -------------   ----------------   ----------------

                            $    15,138,000  $  56,416,000    $  25,154,000   $      5,303,000   $    102,011,000
                            ===============  =============    =============   ================   ================


3.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 22 partnerships and joint ventures and 3 properties under development at December 31, 1997 and 22 partnerships and joint ventures at August 31, 1997, and the Registrant's equity in income for the four months ended December 31, 1997 and 1996:

                                                                           December 31,         August 31,
                                ASSETS                                         1997                 1997
                                                                        ------------------  ------------------
                                                                           (Unaudited)
Investments in real estate, at cost:
   Multifamily properties                                               $      108,236,000  $      107,604,000
   Industrial property                                                           1,275,000           1,264,000
   Retail properties                                                           160,684,000         117,960,000
   Properties under development                                                  7,378,000                 --
   Land                                                                          4,446,000           4,446,000
                                                                        ------------------  ------------------

                  Total investments in real estate                             282,019,000         231,274,000
   Less- Accumulated depreciation                                               71,155,000          71,938,000
                                                                        ------------------  ------------------

                                                                               210,864,000         159,336,000
Cash and cash equivalents                                                        8,442,000           6,031,000
Deferred costs, prepaid real estate taxes and other, net                        20,469,000           8,528,000
                                                                        ------------------  ------------------

           Total assets                                                        239,775,000         173,895,000
                                                                        ------------------  ------------------

                   LIABILITIES AND PARTNERS' EQUITY


Mortgage notes payable                                                  $      213,018,000  $      162,097,000
Bank loans payable                                                               6,724,000           8,770,000
Due to the Trust                                                                 3,371,000           3,118,000
Other liabilities                                                                7,601,000           4,341,000
                                                                        ------------------  ------------------

           Total liabilities                                                   230,714,000         178,326,000
                                                                        ------------------  ------------------

Net equity (deficit)                                                             9,061,000          (4,431,000)
Partners' share                                                                 (5,444,000)         (5,470,000)
                                                                        ------------------  ------------------

Investment in partnerships and joint ventures                           $       14,505,000  $        1,039,000
                                                                        ==================  ==================


              EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                                                   Four Months Ended
                                                                                     December 31,
                                                                        --------------------------------------
                                                                               1997                 1996
                                                                        ------------------  ------------------
                                                                                       (Unaudited)

Gross revenues from real estate                                         $       19,258,000  $       17,997,000
                                                                        ------------------  ------------------
Expenses:
    Property operating expenses                                                  7,122,000           7,060,000
    Mortgage and bank loan interest                                              5,205,000           4,999,000
    Depreciation and amortization                                                2,609,000           2,307,000
                                                                        ------------------  ------------------

                                                                                14,936,000          14,366,000
                                                                        ------------------  ------------------

                                                                                 4,322,000           3,631,000
Partners' share                                                                 (2,221,000)         (1,865,000)
                                                                        ------------------  ------------------

Equity in income of partnerships and joint ventures                     $        2,101,000  $        1,766,000
                                                                        ==================  ==================

One partnership, Emerald Point, in which the Registrant is a general partner and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities of such partnership are included in the consolidated financial statements at 100%. The minority partner's interest is 35%.

4.  EARNINGS PER SHARE:

In 1997, the Registrant adopted SFAS No. 128, "Earnings Per Share." The adoption of this statement had no impact on previously reported earnings per share for 1996.

                                                                    For the Four Months Ended
                                                                         December 31, 1997
                                                         ---------------------------------------------
                                                                                             Per Share
                                                             Income           Shares          Amount
                                                         -------------    -------------   ------------
BASIC EARNINGS PER SHARE:
    Income before extraordinary item                     $   6,262,000                    $        .69
    Extraordinary item                                        (300,000)                           (.03)
                                                         -------------                    ------------
    Net income                                           $   5,962,000        9,024,719   $        .66
                                                         =============    =============   ============

DILUTED EARNINGS PER SHARE:
    Income before extraordinary item                     $   6,262,000        9,024,719   $        .69
    Share options issued                                           --            24,404             --
    Extraordinary item                                        (300,000)             --            (.03)
                                                         -------------    -------------   ------------
    Net income                                           $   5,962,000        9,049,123   $        .66
                                                         =============    =============   ============

                                                                    For the Four Months Ended
                                                                         December 31, 1996
                                                         ---------------------------------------------
                                                                                             Per Share
                                                             Income           Shares          Amount
                                                         -------------    -------------   ------------
BASIC EARNINGS PER SHARE:
    Net income                                           $   4,842,000        8,676,000   $        .56
                                                         =============    =============   ============

DILUTED EARNINGS PER SHARE:
    Net income                                           $   4,842,000        8,676,000
    Share options issued                                           --            16,497
                                                         -------------    -------------

                                                         $   4,842,000        8,692,497   $        .56
                                                         =============    =============   ============

5.  DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                                            Amount
                                                                                              Per
                   Date Declared            Record Date            Payment Date              Share
              -----------------          ----------------        -----------------           ----

              January 12, 1998           February 27, 1998       March 16, 1998              $.47

              December 20, 1996          January 31, 1997        February 18, 1997           $.47

6.  CASH FLOW INFORMATION:

Cash paid for interest was $4,165,000 (net of capitalized interest of $247,000) and $3,125,000 for the four months ended December 31, 1997 and 1996, respectively.

7.  COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. In management's opinion, no incremental cost will be incurred on these properties.

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


8. SUBSEQUENT EVENT:

On January 26, 1998, the Registrant acquired the remaining 50% interest in a shopping center under construction located in Newark, Delaware, for a purchase price of at least $8.7 million consisting of $6 million in cash, $2.7 million to be paid through the issuance of Operating Partnership (OP) Units upon completion of the shopping center, and a contingent payment to issue additional OP Units at completion based on a predetermined formula which calculates the value of the center.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


The TRO Transaction

On September 30, 1997, the Registrant acquired The Rubin Organization, Inc. ("TRO", renamed "PREIT-RUBIN, Inc."), a commercial property development and management firm, and certain related real estate interests (the "TRO Transaction").

As part of the TRO Transaction, the Registrant acquired Magnolia Mall, located in Florence, South Carolina, North Dartmouth Mall, located in North Dartmouth, Massachusetts and a 50% interest in the Court at Oxford Valley, located in Langhorne, Pennsylvania. The Registrant also acquired the development rights of certain affiliates of TRO ("TRO Affiliates"), subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex. In addition, the Registrant agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center and Northeast Tower Center, both of which are currently under construction, at prices based upon a pre-determined formula.

The TRO Transaction was financed through the issuance of 646,286 Class A Operating Partnership Units in PREIT Associates, L.P. (the "Operating Partnership"), assumption of mortgage indebtedness at Magnolia Mall of approximately $25.2 million, and $59.9 million of cash. The cash was obtained primarily from borrowings under a new Credit Facility entered into by the Operating Partnership coincident with the September 30, 1997 closing of the TRO Transaction, with a group of banks led by CoreStates Bank, N.A. The obligations of the Operating Partnership under the new Credit Facility have been guaranteed by the Registrant.

Liquidity and Capital Resources

Borrowings under the Credit Facility increased from approximately $34 million at August 31, 1997 to approximately $90 million at September 30, 1997, following the consummation of the TRO Transaction. On December 23, 1997, the Registrant sold 4,600,000 common shares of beneficial interest at a price of $22.375 per share. The net proceeds to the Registrant from the public offering, after deducting underwriting discounts and commissions were approximately $97 million. The Registrant used the net proceeds to prepay the $8.8 million mortgage loan (8.25%) secured by Cobblestone Apartments in Pompano Beach, Florida (the "Cobblestone Mortgage") and to repay approximately $88 million of amounts then outstanding under the Credit Facility.

At September 30, 1997, the interest rate on the Credit Facility was set at a margin equal to 1.7% over 30-day LIBOR. As a result of the reduction in the Registrant's Leverage Ratio, following the December 1997 public offering, the interest rate is expected to be reduced by 30 basis points to a margin of 1.4% over 30-day LIBOR. In addition, the maturity date for the Credit Facility will be extended from September 30, 1999 to December 31, 2000.

As of December 31, 1997, $10.3 million of borrowings under the Credit Facility were outstanding ($4.6 million directly by the Operating Partnership and $5.8 million through partnerships and joint ventures) and, subject to the terms and conditions of the Credit Facility, up to $139.7 million was available to fund property acquisitions, scheduled debt maturities and other uses.

In addition to the Credit Facility, the Registrant has a $33.8 million Term Loan outstanding as of December 31, 1997, which is secured by three properties. This loan accrues interest at a fixed rate of 8.62% and matures in March 1998. The Registrant anticipates repaying the balance outstanding under the Term Loan on the maturity date with borrowings under the Credit Facility.

In addition to amounts due under the Credit Facility and under the Term Loan, during the next three years mortgage loans secured by properties owned by three partnerships in which the Registrant has an interest mature by their terms. Balloon payments on these loans total $17.0 million, of which the Registrant's proportionate share is $8.5 million.

The Registrant expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Registrant believes that the net cash provided by operations will be sufficient to allow the Registrant to make any distributions necessary to enable the Registrant to continue to qualify as a REIT under the Code. The Registrant also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions.

The Registrant expects to meet certain long-term liquidity requirements including property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through borrowings under the Credit Facility, long-term secured and unsecured indebtedness and the issuance of additional equity securities.

Funds from operations (FFO) increased by $1,641,000 for the four months ended December 31, 1997, as compared to the same period in 1996 as follows:

                                                                                    Four Months Ended
                                                                                      December 31,
                    Funds from Operations(1)                            --------------------------------------
----------------------------------------------------------                      1997                 1996
                                                                        ------------------  ------------------

Income before minority interest and extraordinary item                  $        6,736,000  $        4,959,000

Less: Gains on sales of interests in real estate                                (2,090,000)         (1,461,000)
          Minority interest in consolidated partnership                           (80,000)            (117,000)
Add:
   Depreciation and amortization-
     Wholly owned and consolidated partnerships (2)                              2,629,000           1,961,000
     Unconsolidated partnerships and joint ventures                              1,252,000           1,119,000
     Excess purchase price over net assets acquired                                 29,000                 --
   Refinancing prepayment fees                                                          --              214,000
Less:
   Depreciation of non-real estate assets                                          (76,000)            (73,000)
   Amortization of deferred financing costs                                       (254,000)            (97,000)
                                                                        ------------------  ------------------

Funds from operations                                                   $        8,146,000  $        6,505,000
                                                                        ==================  ==================

Funds from operations per share and OP Unit (3)                         $             0.86  $             0.75
                                                                        ==================  ==================

(1) Funds from operations ("FFO") is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs. FFO should not be construed as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Registrant's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, the Registrant's measure of FFO as presented may not be comparable to similarly titled measures reported by other companies.

(2) Net of minority interest of $67,000 and $88,000 in 1997 and 1996, respectively.

(3) Assuming full conversion of the 646,286 Operating Partnership Units into shares of the Registrant. The weighted average effect for the four months ending December 31, 1997 and 1996 was 484,715 and 0, respectively.

Net cash provided by operating activities decreased to $4,281,000 from $4,641,000 for the four months ended December 31, 1997, as compared to the four months ended December 31, 1996. The decrease is primarily attributable to additional operating income provided by Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997, offset by the prepayment of real estate taxes in the 1997 period and the timing of other working capital changes.

Net cash used in investing activities was $57,313,000 for the four months ended December 31, 1997 as compared to net cash provided by investing activities of $17,777,000 in the same period last year. Investing activities in the 1997 period includes the cash portion of the purchase price for the retail properties and development assets acquired in the TRO Transaction of approximately $59 million along with capital expenditures at existing properties of approximately $1.3 million. Cash provided by investing activities in the 1997 period includes the Registrant's share of the cash proceeds from the sale of Gateway Mall in December 1997 of $3.9 million. Cash provided by financing activities in the 1996 period includes $15.4 million, which represents the Registrant's share of proceeds from the refinancing of debt at two properties. In December 1996, the Registrant sold its interests in three shopping centers in Pennsylvania and received net proceeds of $2.1 million. Capital expenditures at existing properties in the four months ended December 31, 1996 were approximately $1.3 million.

Net cash provided by financing activities was $52,957,000 for the four months ended December 31, 1997 as compared to net cash used in financing activities of $16,897,000 for the four months ended December 31, 1996. Financing activities in the 1997 period included the net proceeds from the sale of 4.6 million shares of the Registrant which totaled $96.8 million. The proceeds from the public offering were used to repay outstanding borrowings under the Credit Facility and to repay an $8.8 million mortgage loan. Financing activities in the 1996 period included net repayments of bank loans totaling $12.4 million and normal amortization of mortgage debt. Distributions paid to shareholders were approximately $4.1 million in both periods.

Results of Operations

Four Month Periods Ended December 31, 1997 and 1996

Gross revenues from real estate increased by $3,881,000 to $17,170,000 for the four month period ended December 31, 1997 as compared to the same period in the prior year. The 1997 period included $3,540,000 of revenues attributable to Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997. Revenues from properties owned during both periods increased by $341,000 primarily as a result of an increase in apartment revenues.

Operating expenses increased by $1,400,000 to $6,835,000 The 1997 period included $1,326,000 of expenses attributable to Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997. Operating expenses from properties owned during both periods increased by $74,000.

Depreciation and amortization increased by $646,000 to $2,695,000 primarily as a result of the addition of the Magnolia Mall and North Dartmouth Mall properties ($407,000), and increased amortization of financing costs of approximately $135,000.

Interest expense increased by $1,229,000 to $4,349,000 as a result of interest on borrowings against the Registrant's Credit Facility for acquisitions and working capital needs.

Equity in income of partnerships and joint ventures increased by $335,000 to $2,101,000 primarily as a result of the Registrant's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997 ($113,000). The 1996 period includes a prepayment penalty in the amount of $214,000 due to the refinancing of debt at Lehigh Valley Mall. The 1996 period also included income from properties sold during 1996 in the amount of $66,000. Income from properties owned during both periods increased by $74,000.

Equity in income of PREIT-RUBIN, Inc. for the 1997 period was $260,000.

The gain on the sale of interest in real estate of $2,090,000 in the 1997 period relates to the sale of the Registrant's 60% interest in Gateway Mall, St. Petersburg, Florida. The prior year gains of $1,461,000 consist of the sale of the Registrant's 50% interest in three shopping centers in Pennsylvania.

Minority interest increased by $357,000 to $474,000 as a result of the Class A OP units issued in connection with the TRO transaction.

Extraordinary loss of $300,000 is due to the write-off of remaining deferred financing costs following the early extinguishment of the Registrant's previous credit facility.

Net income for the four months ended December 31, 1997 increased to $5,962,000 from $4,842,000 as reported in the comparable period in the prior year.

Part II.      Other Information

Item 1.       Legal Proceedings

Reference is made to the litigation between the Registrant and affiliates of the Registrant and Daniel Berman and Robert Berman and/or entities owned or controlled by them (collectively, the "Bermans") most recently described in
Item 3 of the Registrant's Report on Form 10-K for its fiscal year ended August 31, 1997, filed with the Securities and Exchange Commission on November 28, 1997.

In December 1997, the court in the Delaware Litigation issued an opinion granting partial summary judgment in favor of the Registrant and certain of its affiliates on certain counterclaims of the Bermans in that action (which counterclaims are substantially similar to the claims made by the Bermans as plaintiffs in the Pennsylvania Litigation). Under the court's decision: the Bermans would be liable for one-half of (i) the costs incurred at Eagles' Nest and in respect of the 14 acre undeveloped tract in Coral Gables, Florida, and
(ii) reasonable environmental clean-up costs at Fox Run; and the counterclaims of the Bermans relating to Eagles' Nest and Fox Run were dismissed. The court did not dismiss counterclaims by the Bermans in the Delaware Litigation alleging that (i) there had been an oral modification of the management agreement relating to Fox Run (and the court therefore permitted the Bermans to continue to manage that project until that claim is resolved), and (ii) the environmental clean up costs incurred by certain of the Registrant's affiliates at Fox Run were excessive.

The Registrant intends to continue to vigorously resist plaintiffs' claims in the Pennsylvania Litigation and the defendants' remaining counterclaims in the Delaware Litigation and to pursue the claims asserted by the Registrant in the Delaware Litigation. Management does not believe that resolution of these matters will have a material adverse effect on the Registrant's financial condition or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

A Special Meeting of Holders of Certificates of Beneficial Interest was held on September 29, 1997, pursuant to a Notice of Meeting and related proxy statement dated August 27, 1997, and filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b) on August 28, 1997. Each of the matters voted upon at the meeting was described in detail in such proxy statement.

The holders of 5,681,699 shares voted in favor of approval of the transaction between the Registrant and The Rubin Organization, Inc., the holders of 216,259 shares voted against approval of the transaction, and the holders of 94,364 shares abstained from voting on the transaction.

The holders of 5,158,545 shares voted in favor of approval of the Registrant's Amended and Restated Trust Agreement, the holders of 736,109 shares voted against such matter, and the holders of 97,667 shares abstained from voting on the matters.

The holders of 7,416,766 shares voted in favor of approval of the Registrant's Amended and Restated 1990 Incentive and Nonqualified Stock Option Plan, the holders of 454,785 shares voted against such matter, and the holders of 176,027 shares abstained from voting on such matter.

The holders of 5,229,751 shares voted in favor of approval of the Registrant's 1997 Stock Option Plan, the holders of 581,168 shares voted against approval of such matter, and the holders of 181,303 abstained from voting on such matter.

The 1997 Annual Meeting of Holders of Certificates of Beneficial Interest of the Registrant was held on December 16, 1997, pursuant to a Notice of Meeting and related proxy statement dated November 14, 1997, and filed with the Securities and Exchange Commission pursuant to Rule 14a-6(b) on November 18, 1997.

At the Annual Meeting, Ms. Rosemarie B. Greco and Messrs. William F. Dimeling and George F. Rubin were reelected to the Board of Trustees of the Registrant for terms expiring at the Annual Meeting of Shareholders to be held in 2001. In such election, 7,033,092 shares were voted for the election of Ms. Rosemarie B. Greco, 7,014,196 shares were voted for the election of Mr. William F. Dimeling and 7,036,022 shares were voted for the election of Mr. George F. Rubin. Under the Trust Agreement for the Registrant, votes cannot be cast against a candidate. Proxies filed at the 1997 Annual Meeting by the holders of 84,188 shares withheld authority to vote for Ms. Greco, those filed by the holders of 103,084 shares withheld authority to vote for Mr. Dimeling and those filed by the holders of 81,258 shares withheld authority to vote for Mr. Rubin. The following persons continued as Trustees following the Annual
Meeting: for terms expiring at the 1999 Annual Meeting - Sylvan M. Cohen, Lee
H. Javitch and Jonathan B. Weller; for terms expiring at the 2000 Annual Meeting - Ronald Rubin, Leonard I. Korman and Jeffrey P. Orleans.

Also at the Annual Meeting, the shareholders approved amendments to the Registrant's 1990 Stock Option Plan for Non-Employee Directors, which amendments were described in detail in the Registrant's Proxy Statement for the Annual Meeting. The holders of 6,533,212 shares voted for approval of the amendments, the holders of 429,700 shares voted against approval of the amendments, and the holders of 152,080 shares abstained from voting on the amendments.

Item 5.  Other Information

On January 26, 1998, a wholly-owned affiliate of PREIT Associates, L.P., the operating partnership of the Registrant, effectively acquired both the fee interest in the land for Phase I of the Registrant's Christiana Power Center retail project and the 50% interest in the project not previously owned by the Registrant. The consideration paid for the acquisition of such land and interest was $6.0 million plus the right of the transferror to receive Limited Partner units in PREIT Associates, L.P. upon completion of the Center. The value of the limited partner units to be issued will be equal to approximately $2.7 million plus 50% of the equity value of the center to be computed following completion based upon an agreed-upon formula. Units of limited partner interest in PREIT Associates, L.P. are redeemable for cash equal to the price of the Registrant's Shares at the time of redemption, or, at the option of the Registrant, Shares of the Registrant on a one-for-one basis. Construction of Phase I commenced in the fourth quarter of 1997 and substantial portions of the Center are expected to be completed in the fourth quarter of 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits (27.) Financial Data Schedule (included in electronic filing format)

         (b)      Reports on Form 8-K:

                  1. Report on Form 8-K dated October 13, 1997 and filed October 14, 1997 (Item Nos. 2, 7 and 8); included pro forma consolidating financial information for the Registrant and identified acquired businesses at May 31, 1997 and for the year ended August 31, 1996 and the nine months ended May 31, 1997 and related notes and management assumptions; incorporated by reference historical financial information on the same acquired businesses from the Registrant's definitive proxy statement dated August 27, 1997 and filed with the Securities and Exchange Commission on August 28, 1997.

                  2. Report on Form 8-K dated December 2, 1997 and filed on December 2, 1997 (Item 7(c)).

                  3. Report on Form 8-K dated December 17, 1997 and filed on December 17, 1997 (Item 7(c)).

                  4. Report on Form 8-K dated December 22, 1997 and filed on December 22, 1997 (Item 7(c)).

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







                              PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                Registrant



                              By   /s/    Ronald Rubin
                                  -------------------------------------------
                                                     Ronald Rubin
                                                Chief Executive Officer



                              By   /s/    Edward A. Glickman
                                  -------------------------------------------
                                                  Edward A. Glickman
                                             Executive Vice President and
                                                Chief Financial Officer



                              By   /s/    Dante J. Massimini
                                  -------------------------------------------
                                                   Dante J. Massimini,
                                           Senior Vice President and Treasurer






Date:  February 17, 1998