Form 10-Q
period 1997-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1998-02-17
CIK 77281

------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     December 31, 1997
                                -----------------------

[  ] Transition Report Pursuant To Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from --------------------- to ---------------------

Commission File Number                               1-6300
                       ------------------------------------------------------

                   Pennsylvania Real Estate Investment Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Pennsylvania                                                     23-6216339
--------------------------------------------------------------               ------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

    455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA                                   19034
--------------------------------------------------------------               ------------------------------------
         (Address of principal executive office)                                            (Zip Code)

Registrant's telephone number, including area code           (215) 542-9250
                                                        -------------------

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

  Shares of beneficial interest outstanding at December 31, 1997: 13,288,848
------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------



This report includes a total of 19 pages.
------------------------------------------------------------------------------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                   CONTENTS



                                                                     Page
                                                                     ----

Part I.  Financial Information

Financial Statements (Unaudited):

   Consolidated Balance Sheets--December 31, 1997
      and August 31, 1997 (Audited)                                    1-2

   Consolidated Statements of Income--Three Months
      Ended December 31, 1997 and November 30, 1996                     3

   Consolidated Statements of Cash Flows--Three Months
      Ended December 31, 1997 and November 30, 1996                     4

   Notes to Consolidated Financial Statements                          5-10

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             11-15


Part II.  Other Information

Item 1.    Legal Proceedings                                           16

Item 2.    Not Applicable                                               -

Item 3.    Not Applicable                                               -

Item 4.    Submission of Matters to a Vote of Security Holders        16-17

Item 5.    Other Information                                           17

Item 6.    Exhibits and Reports on Form 8-K                            18

Signatures                                                             19

Part I.  Financial Information

Item 1.  Financial Statements

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                          CONSOLIDATED BALANCE SHEETS

                                   (Note 1)

                                    ASSETS

                                                                                  December 31,          August 31,
                                                                                     1997                  1997
                                                                                 -------------          ----------
                                                                                  (Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
    Multifamily properties                                                    $      161,270,000   $      159,967,000
    Industrial properties                                                              5,078,000            5,078,000
    Retail properties                                                                120,209,000           37,398,000
                                                                              ------------------   ------------------

             Total investments in real estate                                        286,557,000          202,443,000

    Less- Accumulated depreciation                                                    53,171,000           50,711,000
                                                                              ------------------   ------------------
                                                                                     233,386,000          151,732,000

PROPERTY UNDER DEVELOPMENT                                                             1,369,000                   --

INVESTMENT IN PREIT-RUBIN                                                              4,853,000                   --

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 3)                    14,505,000            1,039,000

ADVANCES TO PREIT-RUBIN (Note 2)                                                       3,413,000                  --
                                                                              ------------------   -----------------

                                                                                     257,526,000          152,771,000
    Less- Allowance for possible losses                                                1,770,000            1,831,000
                                                                              ------------------   ------------------

                                                                                     255,756,000          150,940,000
OTHER ASSETS:
    Cash and cash equivalents                                                          1,324,000            1,399,000
    Rents and sundry receivables                                                         441,000              590,000
    Deferred costs, prepaid real estate taxes and expenses, net                        8,045,000            7,393,000
    Deposits on properties                                                                   --             5,335,000
                                                                              ------------------   ------------------

                                                                              $      265,566,000   $      165,657,000
                                                                              ==================   ==================

       The accompanying notes are an integral part of these statements.

                                  (Continued)

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                   (Note 1)

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                  December 31,          August 31,
                                                                                     1997                  1997
                                                                                  ------------          ----------
                                                                                  (Unaudited)
LIABILITIES:
    Mortgage notes payable                                                    $       99,364,000   $       83,528,000
    Bank and other loans payable                                                       4,575,000           33,884,000
    Tenants' deposits and deferred rents                                               1,317,000            1,346,000
    Accrued pension and retirement benefits                                            1,011,000            1,091,000
    Accrued expenses and other liabilities                                             4,964,000            4,369,000
                                                                              ------------------   ------------------

                                                                                     111,231,000          124,218,000
                                                                              ------------------   ------------------

MINORITY INTEREST (Note 3)                                                            15,805,000              540,000
                                                                              ------------------   ------------------

COMMITMENTS AND CONTINGENCIES (Note 7)                                                        --                    --

SHAREHOLDERS' EQUITY (Note 5):
    Shares of beneficial interest, $1 par; authorized unlimited; issued and outstanding 13,288,848 shares at December 31, 1997, and 8,685,098
       shares at August 31, 1997                                                      13,289,000            8,685,000
    Capital contributed in excess of par                                             144,746,000           53,599,000
    Distributions in excess of net income                                            (19,505,000)         (21,385,000)
                                                                              ------------------   ------------------

                                                                                     138,530,000           40,899,000
                                                                              ------------------   ------------------

                                                                              $      265,566,000   $      165,657,000
                                                                              ==================   ==================




       The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

                                   (Note 1)

                                  (Unaudited)


                                                                                       Three Months Ended
                                                                            ---------------------------------------
                                                                               December 31,         November 30,
                                                                                   1997                 1996
                                                                            ------------------   ------------------
REVENUES:
    Gross revenues from real estate                                         $       13,753,000    $       9,968,000
    Interest and other income                                                           78,000               95,000
                                                                            ------------------    -----------------

                                                                                    13,831,000           10,063,000
                                                                            ------------------    -----------------
EXPENSES:
    Property operating expenses                                                      5,551,000            4,013,000
    Depreciation and amortization                                                    2,067,000            1,540,000
    General and administrative expenses                                                678,000              748,000
    Interest expense                                                                 3,604,000            2,359,000
                                                                            ------------------    -----------------

                                                                                    11,900,000            8,660,000
                                                                            ------------------    -----------------
          Income before equity in unconsolidated entities, gain on sale of interest in real estate and minority interest
                                                                                     1,931,000            1,403,000

EQUITY IN INCOME OF PREIT-RUBIN (Note 2)                                               260,000                  --

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES (Note 3)
                                                                                     1,604,000            1,326,000

GAIN ON SALE OF INTEREST IN REAL ESTATE                                              2,090,000                  --
                                                                            ------------------    ----------------

          Income before minority interest                                            5,885,000            2,729,000

MINORITY INTEREST                                                                     (449,000)             (90,000)
                                                                            ------------------    -----------------

NET INCOME                                                                  $        5,436,000    $       2,639,000
                                                                            ==================    =================

BASIC INCOME PER SHARE (Note 4)                                             $              .57    $             .30
                                                                            ==================    =================
DILUTED INCOME PER SHARE (Note 4)                                           $              .57    $             .30
                                                                            ==================    =================


       The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (NOTES 1 AND 6)

                                                                                            Three Months Ended
                                                                                  -----------------------------------
                                                                                     December 31,       November 30,
                                                                                         1997               1996
                                                                                  ----------------   ----------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $       5,436,000  $       2,639,000
    Adjustments to reconcile net income to net cash
       provided by operating activities-
          Minority interest                                                                 449,000             90,000
          Depreciation and amortization                                                   2,067,000          1,540,000
          Gain on sale of interest in real estate                                        (2,090,000)               --
          Equity in income of PREIT-RUBIN                                                  (260,000)               --
          Decrease in allowance for possible losses                                         (46,000)           (44,000)
          Change in assets and liabilities-
              Rents and sundry receivables                                                  202,000             (9,000)
              Deferred costs, prepaid real estate taxes and expenses                     (1,957,000)           (23,000)
              Accrued pension and retirement benefits                                       (83,000)          (137,000)
              Accrued expenses and other liabilities                                       (251,000)          (819,000)
              Tenants' deposits and deferred rents                                          (15,000)          (221,000)
                                                                                  -----------------  -----------------
                 Net cash provided by operating activities                                3,452,000          3,016,000
                                                                                  -----------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in wholly owned real estate                                              (1,924,000)          (995,000)
    Investments in property under development                                              (421,000)               --
    Investment in and advances to PREIT-RUBIN                                            (2,112,000)               --
    Investments in partnerships and joint ventures                                       (1,411,000)           (56,000)
    Cash proceeds from sale of interest in partnership                                    3,862,000                --
    Cash distributions from partnerships and joint ventures
       in excess of (less than) equity in income                                            (21,000)        15,805,000
    Cash distributions to minority partners                                                     ---             (6,000)
                                                                                  -----------------  -----------------
                 Net cash (used in) provided by investing activities                     (2,027,000)        14,748,000
                                                                                  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal installments on mortgage notes payable                                     (9,188,000)          (349,000)
    Repayment of bank loans payable                                                     (85,413,000)       (12,374,000)
    Shares of beneficial interest issued                                                 96,828,000             33,000
    Distributions paid to shareholders                                                   (4,082,000)        (4,078,000)
    Distributions paid to OP Unit holders                                                  (303,000)               ---
                                                                                  -----------------  -----------------
                 Net cash used in financing activities                                   (2,158,000)       (16,768,000)
                                                                                  -----------------  -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                           (733,000)           996,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,057,000          1,030,000
                                                                                  -----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       1,324,000  $       2,026,000
                                                                                  =================  =================

       The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS ENDED DECEMBER 31, 1997 AND NOVEMBER 30, 1996



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

On October 14, 1997, the Registrant filed a Form 8-K announcing it's intention to change their fiscal year-end from August 31 to December 31. On February 17, 1998, the Registrant filed a Transition Report on Form 10-Q for the transition period from September 1, 1997 to December 31, 1997. As such, the consolidated financial statements herein include the Registrant's new calendar quarter and most comparable prior fiscal quarter.

Certain reclassifications of prior period amounts have been made to conform with current year presentation.

2.  THE TRO TRANSACTION:

On September 30, 1997, the Registrant completed a series of related transactions pursuant to which the Registrant: (i) transferred substantially all of its real estate interests to a newly formed operating partnership (the "Operating Partnership"), of which the Registrant is the sole general partner;
(ii) the Operating Partnership acquired all of the non-voting common shares of The Rubin Organization, Inc. ("TRO"), a commercial real estate development and management firm (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN, Inc. in exchange for the issuance of 200,000 Class A Operating Partnership ("OP") Units and a provision to issue up to 800,000 additional Class A OP Units over the next five years according to a formula based upon the Company's per share growth in adjusted funds from operations;
(iii) the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") in The Court at Oxford Valley, Magnolia Mall, North

Dartmouth Mall and Springfield Park; (iv) the Operating Partnership agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center and Northeast Tower Center, both of which are currently under construction, at prices based upon a pre-determined formula; and (v) the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex.

All of the acquisitions described above have been recorded by the Registrant using the purchase method of accounting. The Registrant accounts for its non-controlling investment in PREIT-RUBIN, Inc. using the equity method. The excess of purchase price of PREIT-RUBIN, Inc. over the fair value of net tangible assets acquired is being amortized over thirty five years.

The following table summarizes the consideration paid to acquire the assets and businesses described above:

                                                                   Net              Other             Total
                                 Class A        Cash Paid      Liabilities       Transaction        Purchase
                                OP Units       (Received)         Assumed           Costs             Price
                                --------       ----------         -------           -----             -----

Investment in PREIT-RUBIN   $   4,680,000   $      (878,000)  $         --    $       793,000   $      4,595,000
Investment in The Court
    at Oxford Valley            5,458,000           683,000             --            688,000          6,829,000
Magnolia Mall                   5,000,000        15,165,000      25,154,000           977,000         46,296,000
North Dartmouth Mall                  --         35,000,000             --            986,000         35,986,000
Development Properties                --          6,446,000             --          1,859,000          8,305,000
                            -------------   ---------------   -------------   ---------------   ----------------

                            $  15,138,000   $    56,416,000   $  25,154,000   $     5,303,000   $    102,011,000
                            =============   ===============   =============   ===============   ================

3.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 22 partnerships and joint ventures and 3 properties under development at December 31, 1997, and 22 partnerships and joint ventures at August 31, 1997, and the Registrant's equity in income for the three months ended December 31, 1997 and November 30, 1996:

                                                                            December 31,          August 31,
                                                                                1997                 1997
                                                                            ------------          ----------
                                                                            (Unaudited)
                                ASSETS

Investments in real estate, at cost:
   Multifamily properties                                               $      108,236,000  $      107,604,000
   Industrial property                                                           1,275,000           1,264,000
   Retail properties                                                           160,684,000         117,960,000
   Properties under development                                                  7,378,000                 --
   Land                                                                          4,446,000           4,446,000
                                                                        ------------------  ------------------

           Total investments in real estate                                    282,019,000         231,274,000

   Less- Accumulated depreciation                                               71,155,000          71,938,000
                                                                        ------------------  ------------------

                                                                               210,864,000         159,336,000
Cash and cash equivalents                                                        8,442,000           6,031,000

Deferred costs, prepaid real estate taxes and expenses, and other
  assets, net                                                                   20,469,000           8,528,000
                                                                        ------------------  ------------------



           Total assets                                                 $      239,775,000  $      173,895,000
                                                                        ==================  ==================


                   LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                  $      213,018,000  $      162,097,000

Bank loans payable                                                               6,724,000           8,770,000

Due to the Trust                                                                 3,371,000           3,118,000

Other liabilities                                                                7,601,000           4,341,000
                                                                        ------------------  ------------------

           Total liabilities                                                   230,714,000         178,326,000
                                                                        ------------------  ------------------

Net equity (deficit)                                                             9,061,000          (4,431,000)

Partners' share                                                                 (5,444,000)         (5,470,000)
                                                                        ------------------- ------------------

Investment in partnerships and joint ventures                           $       14,505,000  $        1,039,000
                                                                        ==================  ==================

              EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES


                                                                                  Three Months Ended
                                                                        --------------------------------------
                                                                           December 31,         November 30,
                                                                               1997                 1996
                                                                        ------------------  ------------------
                                                                                       (Unaudited)

Gross revenues from real estate                                         $       14,989,000  $       13,545,000
                                                                        ------------------  ------------------

Expenses:
    Property operating expenses                                                  5,476,000           5,202,000
    Mortgage and bank loan interest                                              4,148,000           3,858,000
    Depreciation and amortization                                                2,077,000           1,756,000
                                                                        ------------------  ------------------

                                                                                11,701,000          10,816,000
                                                                        ------------------  ------------------

                                                                                 3,288,000           2,729,000
Partners' share                                                                 (1,684,000)         (1,403,000)
                                                                        ------------------  ------------------

Equity in income of partnerships and joint ventures                     $        1,604,000  $        1,326,000
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

                                                                   For the Three Months Ended
                                                                        December 31, 1997
                                                         ---------------------------------------------
                                                                                             Per Share
                                                             Income           Shares          Amount
                                                         -------------    -------------   ------------
BASIC EARNINGS PER SHARE:
    Net income                                           $   5,436,000        9,535,094   $        .57
                                                         =============    =============   ============

DILUTED EARNINGS PER SHARE:
    Net income                                           $   5,436,000        9,535,094
    Share options issued                                           --            22,951
                                                         -------------    -------------

                                                         $   5,436,000        9,558,045   $        .57
                                                         =============    =============   ============

                                                                  For the Three Months Ended
                                                                       November 30, 1996
                                                         ---------------------------------------------
                                                                                             Per Share
                                                             Income           Shares          Amount
                                                         -------------    -------------   ------------
BASIC EARNINGS PER SHARE:
    Net income                                           $   2,639,000        8,678,098   $        .30
                                                         =============    =============   ============

DILUTED EARNINGS PER SHARE:
    Net income                                           $   2,639,000        8,678,098
    Share options issued                                           --            18,071
                                                         -------------    -------------

                                                         $   2,639,000        8,696,169   $        .30
                                                         =============    =============   ============

5.  DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                                             Amount
                                                                                               Per
                   Date Declared               Record Date            Payment Date            Share
              -----------------          -------------------    --------------------        --------

              January 12, 1998           February 27, 1998       March 16, 1998              $.47

              December 20, 1996          January 31, 1997        February 18, 1997           $.47

6. CASH FLOW INFORMATION:

Cash paid for interest was $3,299,000 (net of capitalized interest of $205,000) and $2,344,000 for the three months ended December 31, 1997 and November 30, 1996, respectively.

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

8. SUBSEQUENT EVENT:

On January 26, 1998, the Registrant acquired the remaining 50% interest in a shopping center under construction located in Newark, Delaware, for a purchase price of at least $8.7 million consisting of $6 million in cash, $2.7 million to be paid through the issuance of operating partnership (OP) units upon completion of the shopping center, and a contingent payment to issue additional OP units upon completion of construction based on a predetermined formula which calculates the value of the center.

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

As part of the TRO Transaction, the Registrant acquired Magnolia Mall, located in Florence, South Carolina, North Dartmouth Mall, located in North Dartmouth, Massachusetts and a 50% interest in the Court at Oxford Valley, located in Langorne, Pennsylvania. The Registrant also acquired the development rights of certain affiliates of TRO ("TRO Affiliates"), subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex. In addition, the Registrant agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center and Northeast Tower Center, both of which are currently under construction, at prices based upon a pre-determined formula.

The TRO Transaction was financed through the issuance of 646,286 Class A Operating Partnership Units in PREIT Associates, L.P. (the "Operating Partnership), assumption of mortgage indebtedness at Magnolia Mall of approximately $25.2 million, and $59.9 million of cash. The cash was obtained primarily from borrowings under a new Credit Facility entered into by the Operating Partnership coincident with the September 30, 1997 closing of the TRO Transaction with a group of banks led by CoreStates Bank, N.A. The obligations of the Operating Partnership under the new Credit Facility have been guaranteed by the Registrant.

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

Since September 30, 1997, the interest rate on the Credit Facility was set at a margin equal to 1.7% over 30-day LIBOR. As a result of the reduction in the Registrant's Leverage Ratio, following the December 1997 public offering, the interest rate is expected to be reduced by 30 basis points to a margin of 1.4% over 30-day LIBOR. In addition, the maturity date for the Credit Facility will be extended from September 30, 1999 to December 31, 2000.

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

The Registrant expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through borrowings under the Credit Facility, long-term secured and unsecured indebtedness and the issuance of additional equity securities.

Funds from operations (FFO) increased by $1,542,000 for the three months ended December 31, 1997, as compared to the three months ended November 30, 1996, as follows:

                                                                   Three Months Ended
                                                             ------------------------------
                                                             December 31,      November 30,
                Funds from Operations(1)                         1997              1996
---------------------------------------------------------    -----------       -----------

Income before minority interest                              $ 5,885,000       $ 2,729,000

Less: Gain on sale of interest in real estate                 (2,090,000)             --

          Minority interest in consolidated partnership          (55,000)          (90,000)

Add:
   Depreciation and amortization-
     Wholly owned and consolidated partnerships (2)            2,017,000         1,474,000
     Unconsolidated partnerships and joint ventures              996,000           852,000
     Excess purchase price over net assets acquired               29,000              --
   Refinancing prepayment fees                                      --             214,000

Less:
   Depreciation of non-real estate assets                    $   (57,000)      $   (51,000)
   Amortization of deferred financing costs                     (133,000)          (78,000)
                                                             -----------       -----------

Funds from operations                                        $ 6,592,000       $ 5,050,000
                                                             ===========       ===========

Funds from operations per share and OP Unit (3)              $      0.65       $      0.58
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

(2) Net of minority interest of $50,000 in 1997 and $66,000 in 1996.

(3) Assuming full conversion of the 646,286 Operating Partnership Units into shares of the Registrant. The weighted average effect for the three months ending December 31, 1997 and November 30, 1996 was 646,286 and 0, respectively.

Net cash provided by operating activities increased to $3,452,000 from $3,016,000 for the three months ended December 31, 1997, as compared to the three months ended November 30, 1996. The increase is primarily attributable to additional operating income provided by Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997, offset by the prepayment of real estate taxes in the 1997 period and the timing of other working capital changes.

Net cash used in investing activities was $2,027,000 for the three months ended December 31, 1997, as compared to net cash provided by investing activities of $14,748,000 for the three months ended November 30, 1996.

Investing activities in the 1997 period include proceeds of approximately $3.9 million from the Registrant's sale of interests in Gateway Mall, St. Petersburg, Florida, offset by transaction costs paid in connection with the TRO Transaction and additional advances for property under development. Investing activities in the 1996 period include the Registrant's share of proceeds totaling $15.4 million from the refinancing of debt at two properties.

Net cash used in financing activities was $2,158,000 for the three months ended December 31, 1997, as compared to $16,768,000 for the three months ended November 30, 1996. Financing activities in the 1997 period include the net proceeds from the sale of 4.6 million shares of the Registrant which totaled $96.8 million. The proceeds from the public offering were used to repay outstanding borrowings under the Credit Facility and to repay an $8.8 million mortgage loan. Financing activities in the 1996 period included net repayments of bank loans totaling $12.4 million and normal amortization of mortgage debt. Distributions paid to shareholders were approximately $4.1 million in both periods.

Results of Operations

Three Month Periods Ended December 31, 1997 and November 30, 1996

Gross revenues from real estate increased by $3,785,000 to $13,753,000 for the three month period ended December 31, 1997, as compared to the three month period ended November 30, 1996. The 1997 period included $3,540,000 of revenues attributable to Magnolia Mall and North Dartmouth Mall, which the Registrant acquired on September 30, 1997. Revenues from properties owned during both periods increased by $245,000 primarily as a result of an increase in apartment revenues.

Operating expenses increased by $1,538,000 to $5,551,000. The 1997 period included $1,326,000 of expenses attributable to Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997. Operating expenses from properties owned during both periods increased by $212,000 primarily due to increases in operating costs for apartments of $150,000.

Depreciation and amortization increased by $527,000 to $2,067,000 primarily as a result of depreciation of $407,000 on the addition of the Magnolia Mall and North Dartmouth Mall properties and increased amortization of financing costs.

Interest expense increased by $1,245,000 to $3,604,000 as a result of interest on borrowings against the Registrant's credit facility for acquisitions and working capital needs.

Equity in income of partnerships and joint ventures increased by $278,000 to $1,604,000 primarily as a result of the Registrant's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997, the income of which was $113,000. The 1996 period includes a prepayment penalty in the amount of $214,000 due to the refinancing of debt at Lehigh Valley Mall. The 1996 period also includes income from properties sold during 1996 in the amount of $66,000.

Equity in income of PREIT-RUBIN for the 1997 period was $260,000.

The gain on the sale of interest in real estate of $2,090,000 in the 1997 period relates to the sale of the Registrant's 60% interest in Gateway Mall, St. Petersburg, Florida.

Minority interest increased by $359,000 to $449,000 as a result of a the Class A OP Units issued in connection with the TRO Transaction.

Net income for the quarter ended December 31, 1997 increased to $5,436,000 from $2,639,000 as reported in the comparable period in the prior year.

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










                             PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                           Registrant



                             By   /s/    Ronald Rubin
                                 --------------------------------------------
                                                  Ronald Rubin
                                             Chief Executive Officer



                             By   /s/    Edward A. Glickman
                                 --------------------------------------------
                                                  Edward A. Glickman
                                             Executive Vice President and
                                                Chief Financial Officer



                             By   /s/    Dante J. Massimini
                                 --------------------------------------------
                                                     Dante J. Massimini,
                                             Senior Vice President and Treasurer



Date:  February 17, 1998