Form 10-Q/A
period 1997-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1998-02-19
CIK 77281

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-Q/A-1


[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended      December 31, 1997
                                    -----------------
[ ] Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from                   to
                                 --------------      ---------------

Commission File Number          1-6300
                        ------------------------------

                   Pennsylvania Real Estate Investment Trust
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Pennsylvania                                        23-6216339
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA               19034
------------------------------------------------------        -----------------
     (Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code    (215) 542-9250
                                                    --------------------


                                      N/A
    ----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the last 90 days. Yes   [  X  ]     No  [     ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of beneficial interest outstanding at December 31, 1997:     13,288,848
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


This report includes a total of 3 pages:

-------------------------------------------------------------------------------

                  The Registrant's Report on Form 10-Q for the three month period ended December 31, 1997, as filed with the Securities and Exchange Commission on February 17, 1998 (the "Report") stated that there were a weighted average number of Shares and Operating Partnership Units not owned by the Registrant (OP Units) outstanding in the three months ended December 31, 1997 of 9,535,094 and 646,286, respectively. The correct numbers are 9,135,465 and 646,286, respectively.

                  Accordingly, Registrant hereby amends the Report as follows:

Part I            Financial Information
Item 1.           Financial Statements

                  On Page 3, under Consolidated Statements of Income, Basic Income Per Share and Diluted Income Per Share for the Three Months Ended December 31, 1997 were $.60 and $.59, respectively, rather than the $.57 and $.57, respectively, as stated in the Report.

                  On Page 8, under Footnote 4, Shares outstanding for the Three Months Ended December 31, 1997, on a Basic Earnings Per Share and Diluted Earnings Per Share basis, were 9,135,465 rather than the 9,535,094 stated in the Report and Basic Income Per Share and Diluted Income Per Share for the Three Months Ended December 31, 1997 were $.60 and $.59, respectively, rather than the $.57 and $.57, respectively, as stated in the Report.

Part I            Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  On Page 13, in the tabulation of Funds From Operations, Funds From Operations per share and OP Unit for the Three Months Ended December 31, 1997 was $.67, rather than the $.65 stated in the Report.

Part II           Other Information
Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits.  (27) Amended Financial Data Schedule

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




                              PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                             Registrant



                              By            /s/   Ronald Rubin
                                     ----------------------------------
                                               Ronald Rubin
                                          Chief Executive Officer


                              By         /s/   Edward A. Glickman
                                     ---------------------------------
                                            Edward A. Glickman
                                       Executive Vice President and
                                          Chief Financial Officer


                              By        /s/   Dante J. Massimini
                                     ----------------------------------
                                            Dante J. Massimini,
                                    Senior Vice President and Treasurer




Date:  February 19, 1998