Form 10-Q
period 1998-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1998-05-15
CIK 77281

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1998
                                  --------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                              ---------------------   ----------------------

Commission File Number                       1-6300
                      -------------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                         23-6216339
------------------------------------------------------     ------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA           19034
------------------------------------------------------     ------------------
      (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code         (215) 542-9250
                                                 -----------------------------

                                       N/A
------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of beneficial interest outstanding at May 7, 1998:  13,294,723
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This report includes a total of 17 pages.

================================================================================

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------


                                    CONTENTS
                                    --------
                                                                      Page
                                                                      ----

Part I.  Financial Information

Financial Statements (Unaudited):

   Consolidated Balance Sheets--March 31, 1998
      and August 31, 1997 (Audited)                                   1-2

   Consolidated Statements of Income--Three Months
      Ended March 31, 1998 and February 28, 1997                       3

   Consolidated Statements of Cash Flows--Three Months
      Ended March 31, 1998 and February 28, 1997                       4

   Notes to Consolidated Financial Statements                         5-10

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            11-15


Part II.  Other Information

Item 1.    Legal Proceedings                                          16

Item 2.    Not Applicable                                              -

Item 3.    Not Applicable                                              -

Item 4.    Not Applicable                                              -

Item 5.    Other Information                                          16

Item 6.    Exhibits and Reports on Form 8-K                           16

Signatures                                                            17

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements
         ---------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                    (Note 1)
                                    --------

                                     ASSETS
                                     ------

                                                                                   March 31,                 August 31,
                                                                                     1998                       1997
                                                                                 ------------               ------------
                                                                                  (Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                        $161,907,000               $159,967,000
   Industrial properties                                                            5,078,000                  5,078,000
   Retail properties                                                              120,347,000                 37,398,000
   Properties under development                                                    10,042,000                       --
                                                                                 ------------               ------------

                  Total investments in real estate                                297,374,000                202,443,000

   Less- Accumulated depreciation                                                  55,193,000                 50,711,000
                                                                                 ------------               ------------

                                                                                  242,181,000                151,732,000

INVESTMENT IN PREIT-RUBIN, INC. (Note 3)                                            4,535,000                       --

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 4)
                                                                                   15,353,000                  1,039,000

ADVANCES TO PREIT-RUBIN, INC. (Note 2)                                              3,613,000                       --
                                                                                 ------------               ------------

                                                                                  265,682,000                152,771,000
   Less- Allowance for possible losses                                              1,723,000                  1,831,000
                                                                                 ------------               ------------

                                                                                  263,959,000                150,940,000
OTHER ASSETS:
   Cash and cash equivalents                                                          456,000                  1,399,000
   Rents and sundry receivables                                                       604,000                    590,000
   Deferred costs, prepaid real estate taxes and expenses, net                      8,377,000                  7,393,000
   Deposits on properties                                                                --                    5,335,000
                                                                                 ------------               ------------

                                                                                 $273,396,000               $165,657,000
                                                                                 ============               ============


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------


                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------

                                    (Note 1)
                                    --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                      March 31,                    August 31,
                                                                        1998                          1997
                                                                    -------------                -------------
                                                                     (Unaudited)
LIABILITIES:
   Mortgage notes payable                                           $  65,121,000                $  83,528,000
   Bank and other loans payable                                        49,526,000                   33,884,000
   Tenants' deposits and deferred rents                                 1,194,000                    1,346,000
   Accrued pension and retirement benefits                                969,000                    1,091,000
   Accrued expenses and other liabilities                               3,826,000                    4,369,000
                                                                    -------------                -------------

                                                                      120,636,000                  124,218,000
                                                                    -------------                -------------
MINORITY INTEREST (Note 4)                                             15,773,000                      540,000
                                                                    -------------                -------------

COMMITMENTS AND CONTINGENCIES (Note 8)                                       --                           --

SHAREHOLDERS' EQUITY (Note 5):
   Shares of beneficial interest, $1 par; authorized
     unlimited; issued and outstanding 13,294,723
     shares at March 31, 1998, and 8,685,098
     shares at August 31, 1997                                         13,295,000                    8,685,000
   Capital contributed in excess of par                               144,854,000                   53,599,000
   Distributions in excess of net income                              (21,162,000)                 (21,385,000)
                                                                    -------------                -------------

                                                                      136,987,000                   40,899,000
                                                                    -------------                -------------

                                                                    $ 273,396,000                $ 165,657,000
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                    (Note 1)
                                    --------

                                   (Unaudited)
                                   -----------


                                                                                             Three Months Ended
                                                                                 ----------------------------------------
                                                                                   March 31,                 February 28,
                                                                                     1998                        1997
                                                                                 ------------                ------------
REVENUES:
   Gross revenues from real estate                                               $ 13,526,000                $ 10,117,000
   Interest and other income                                                          121,000                      69,000
                                                                                 ------------                ------------

                                                                                   13,647,000                  10,186,000
                                                                                 ------------                ------------
EXPENSES:
   Property operating expenses                                                      5,040,000                   4,175,000
   Depreciation and amortization                                                    2,138,000                   1,555,000
   General and administrative expenses                                                738,000                     824,000
   Interest expense                                                                 1,978,000                   2,248,000
   Provision for losses on investments                                                   --                       500,000
                                                                                 ------------                ------------

                                                                                    9,894,000                   9,302,000
                                                                                 ------------                ------------
                  Income before equity in unconsolidated entities,
                    gains on sales of interests in real estate and
                    minority interest                                               3,753,000                     884,000

EQUITY IN LOSS OF PREIT-RUBIN, INC. (Notes 2 and 3)                                  (358,000)                       --

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES (Note 4)
                                                                                    1,475,000                     719,000

GAINS ON SALES OF INTERESTS IN REAL ESTATE                                               --                     1,461,000
                                                                                 ------------                ------------

                  Income before minority interest                                   4,870,000                   3,064,000

MINORITY INTEREST                                                                    (277,000)                    (83,000)
                                                                                 ------------                ------------

NET INCOME                                                                       $  4,593,000                $  2,981,000
                                                                                 ============                ============

BASIC INCOME PER SHARE (Note 5)                                                  $        .35                $        .34
                                                                                 ============                ============

DILUTED INCOME PER SHARE (Note 5)                                                $        .34                $        .34
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                 (NOTES 1 AND 7)
                                 ---------------

                                                                                                Three Months Ended
                                                                                     --------------------------------------
                                                                                       March 31,                 February 28,
                                                                                         1998                        1997
                                                                                         ----                        ----
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  4,593,000                $  2,981,000
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest                                                                 277,000                      83,000
       Depreciation and amortization                                                   2,138,000                   1,555,000
       Gains on sales of interests in real estate                                           --                    (1,461,000)
       Equity in loss of PREIT-RUBIN, INC.                                               358,000                        --
       Decrease in allowance for possible losses                                         (47,000)                    (67,000)
       Change in assets and liabilities-
         Rents and sundry receivables                                                   (162,000)                    166,000
         Deferred costs, prepaid real estate taxes and expenses                         (448,000)                   (194,000)
         Accrued pension and retirement benefits                                         (42,000)                     23,000
         Accrued expenses and other liabilities                                         (204,000)                    323,000
         Tenants' deposits and deferred rents                                           (124,000)                     65,000
                                                                                    ------------                ------------
                  Net cash provided by operating activities                            6,339,000                   3,474,000
                                                                                    ------------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly owned real estate                                              (776,000)                   (996,000)
   Investments in property under development                                          (8,711,000)                       --
   Investment in and advances to PREIT-RUBIN, INC.                                      (200,000)                       --
   Investments in partnerships and joint ventures                                     (1,121,000)                   (125,000)
   Decrease in notes receivable                                                             --                     1,649,000
   Cash proceeds from sale of interest in partnership                                       --                     2,069,000
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                       272,000                     752,000
   Cash distributions to minority partners                                                (6,000)                    (76,000)
                                                                                    ------------                ------------
                  Net cash (used in) provided by investing activities                (10,542,000)                  3,273,000
                                                                                    ------------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                     (562,000)                   (271,000)
   Repayment of mortgage notes payable                                               (33,681,000)                       --
   Proceeds from bank loans payable                                                   44,951,000                        --
   Repayment of bank loans payable                                                          --                       (88,000)
   Shares of beneficial interest issued                                                  113,000                        --
   Payment of equity offering costs                                                     (934,000)                       --
   Distributions paid to shareholders                                                 (6,248,000)                 (4,079,000)
   Distributions paid to OP Unit holders                                                (304,000)                       --
                                                                                    ------------                ------------
                  Net cash provided by (used in) financing activities                  3,335,000                  (4,438,000)
                                                                                    ------------                ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (868,000)                  2,309,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,324,000                   2,026,000
                                                                                    ------------                ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    456,000                $  4,335,000
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

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                   -----------------------------------------


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

             THREE MONTHS ENDED MARCH 31, 1998 AND FEBRUARY 28, 1997
             -------------------------------------------------------



1.     BASIS OF PRESENTATION:
       ---------------------

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

On October 14, 1997, the Registrant filed a Form 8-K announcing its intention to change its fiscal year-end from August 31 to December 31. On February 17, 1998, the Registrant filed a Transition Report on Form 10-Q for the transition period from September 1, 1997 to December 31, 1997. As such, the consolidated financial statements herein include the Registrant's new calendar quarter and most comparable prior fiscal quarter.

Certain reclassifications of prior period amounts have been made to conform with current year presentation.

2.     THE TRO TRANSACTION:
       -------------------

On September 30, 1997, the Registrant completed a series of related transactions pursuant to which the Registrant: (i) transferred substantially all of its real estate interests to a newly formed operating partnership (the "Operating Partnership"), of which the Registrant is the sole general partner; (ii) the Operating Partnership acquired all of the non-voting common shares of The Rubin Organization, Inc. ("TRO"), a commercial real estate development and management firm (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN, Inc. in exchange for the issuance of 200,000 Class A Operating Partnership ("OP") Units and a provision to issue up to 800,000 additional Class A OP Units over the next five years according to a formula based upon the Company's per share growth in adjusted funds from operations; (iii) the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall and Springfield Park; (iv) the Operating Partnership agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center, for which construction is substantially complete, and Northeast Tower Center, which is currently under construction, at prices based upon a pre-determined formula; and
(v) the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex.

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

The following table summarizes the consideration paid to acquire the assets and businesses described above:

                                                                           Net               Other           Total
                                        Class A         Cash Paid      Liabilities        Transaction      Purchase
                                       OP Units        (Received)        Assumed             Costs           Price
                                   -------------    ---------------  -------------    ---------------  ----------------

Investment in
    PREIT-RUBIN, Inc.              $   4,680,000    $      (878,000) $         --     $       793,000  $      4,595,000
Investment in The Court at
    Oxford Valley                      5,458,000            683,000            --             688,000         6,829,000
Magnolia Mall                          5,000,000         15,165,000     25,154,000            977,000        46,296,000
North Dartmouth Mall                         --          35,000,000            --             986,000        35,986,000
Development Properties                       --           6,446,000            --           1,859,000         8,305,000
                                   -------------    ---------------  -------------    ---------------  ----------------

                                   $  15,138,000    $    56,416,000  $  25,154,000    $     5,303,000  $    102,011,000
                                   =============    ===============  =============    ===============  ================

3.    INVESTMENT IN PREIT-RUBIN, INC.:
      --------------------------------

PREIT-RUBIN, Inc. is responsible for various activities including: management, leasing and real estate development of the Registrant's properties and for properties on behalf of third parties. Total management fees paid by the Registrant's properties to PREIT-RUBIN, Inc. are included in property operating expenses in the accompanying consolidated statements of income and amounted to $55,000 for the three-month period ended March 31, 1998.

Summarized unaudited financial information for PREIT-RUBIN, Inc. as of and for the three-month period ended March 31, 1998 is as follows:

                                                    For the Three
                                                    Months Ended
                                                   March 31, 1998
                                                   --------------
         Total assets                             $     12,740,000
         Total revenue                            $      3,321,000
         Net loss                                 $        377,000
         Registrant's share of net loss           $        358,000

4.    INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:
      ----------------------------------------------

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 24 partnerships and joint ventures and 4 properties under development at March 31, 1998, and 22 partnerships and joint ventures at August 31, 1997, and the Registrant's equity in income for the three months ended March 31, 1998 and February 28, 1997:


                                                                                  March 31,                    August 31,
                                                                                    1998                          1997
                                                                                -------------                -------------
                                                                                 (Unaudited)
                                ASSETS
                                ------
Investments in real estate, at cost:

   Multifamily properties                                                       $ 109,138,000                $ 107,604,000
   Industrial property                                                              1,275,000                    1,264,000
   Retail properties                                                              159,254,000                  117,960,000
   Properties under development                                                    20,886,000                         --
   Land                                                                             4,446,000                    4,446,000
                                                                                -------------                -------------

                  Total investments in real estate                                294,999,000                  231,274,000

   Less- Accumulated depreciation                                                  72,924,000                   71,938,000
                                                                                -------------                -------------

                                                                                  222,075,000                  159,336,000
Cash and cash equivalents                                                           6,920,000                    6,031,000

Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                                     18,796,000                    8,528,000
                                                                                -------------                -------------

                  Total assets                                                  $ 247,791,000                $ 173,895,000
                                                                                =============                =============


                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------

Mortgage notes payable                                                          $ 211,926,000                $ 162,097,000

Bank loans payable                                                                  6,768,000                    8,770,000

Due to the Trust                                                                    3,380,000                    3,118,000

Other liabilities                                                                   7,496,000                    4,341,000
                                                                                -------------                -------------

                  Total liabilities                                               229,570,000                  178,326,000
                                                                                -------------                -------------

Net equity (deficit)                                                               18,221,000                   (4,431,000)

Partners' share                                                                    (2,868,000)                  (5,470,000)
                                                                                -------------                -------------

Investment in partnerships and joint ventures                                   $  15,353,000                $   1,039,000
                                                                                =============                =============

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
               ---------------------------------------------------


                                                                                   Three Months Ended
                                                                        ---------------------------------------
                                                                             March 31,          February 28,
                                                                               1998                 1997
                                                                               ----                 ----
                                                                                       (Unaudited)

Gross revenues from real estate                                         $       14,737,000  $       12,957,000
                                                                        ------------------  ------------------

Expenses:
    Property operating expenses                                                  5,403,000           5,376,000
    Mortgage and bank loan interest                                              4,233,000           3,379,000
    Refinancing prepayment penalty                                                     --            1,038,000
    Depreciation and amortization                                                2,071,000           1,651,000
                                                                        ------------------  ------------------

                                                                                11,707,000          11,444,000
                                                                        ------------------  ------------------

                                                                                 3,030,000           1,513,000
Partners' share                                                                 (1,555,000)           (794,000)
                                                                        ------------------  ------------------

Equity in income of partnerships and joint ventures                     $        1,475,000  $          719,000
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

5.    EARNINGS PER SHARE:
      ------------------

In 1997, the Registrant adopted SFAS No. 128, "Earnings Per Share." The adoption of this statement had no impact on previously reported earnings per share for the three months ended February 28, 1997.

                                                                    For the Three Months Ended
                                                                          March 31, 1998
                                                         ----------------------------------------------
                                                                                             Per Share
                                                             Income           Shares          Amount
                                                         -------------    -------------   -------------
BASIC EARNINGS PER SHARE:
   Net income                                            $   4,593,000       13,291,936   $         .35
                                                         =============    =============   =============

DILUTED EARNINGS PER SHARE:
   Net income                                            $   4,593,000       13,291,936
   Share options issued                                            --            41,786
                                                         -------------    -------------

                                                         $   4,593,000       13,333,722   $         .34
                                                         =============    =============   =============


                                                                    For the Three Months Ended
                                                                         February 28, 1997
                                                         ----------------------------------------------
                                                                                             Per Share
                                                             Income           Shares          Amount
                                                         -------------    -------------   -------------
BASIC EARNINGS PER SHARE:
   Net income                                            $   2,981,000        8,678,098   $         .34
                                                         =============    =============   =============

DILUTED EARNINGS PER SHARE:
   Net income                                            $   2,981,000        8,678,098
   Share options issued                                            --            26,221
                                                         -------------    -------------

                                                         $   2,981,000        8,704,319   $         .34
                                                         =============    =============   =============

6.    DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                                            Amount
                                                                                              Per
               Date Declared               Record Date            Payment Date               Share
               -------------               -----------            ------------               -----

              April 30, 1998             May 31, 1998            June 15, 1998               $.47

              April 15, 1997             April 30, 1997          May 15, 1997                $.47

7.    CASH FLOW INFORMATION:
      ---------------------

Cash paid for interest was $2,395,000 (net of capitalized interest of $311,000) and $2,138,000 for the three months ended March 31, 1998 and February 28, 1997, respectively.

8.    COMMITMENTS AND CONTINGENCIES:
      -----------------------------

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

9.    ACQUISITIONS:
      ------------

On January 26, 1998, the Registrant acquired the remaining 50% interest in a shopping center under construction located in Newark, Delaware, for a purchase price of at least $8.7 million consisting of $6 million in cash, $2.7 million to be paid through the issuance of operating partnership (OP) units upon completion of the shopping center, and a contingent payment to issue additional OP units upon completion of construction based on a predetermined formula which calculates the agreed-upon value of the center.

10.   SUBSEQUENT EVENT:
      ----------------

On April 1, 1998, the Registrant sold its 40% interest in Charter Pointe Apartments (formerly Windsong Apartments) located in Altamonte Springs, Florida. Total net gain on the sale of the property was approximately $4.4 million of which the Registrant's proportionate share is approximately $1.7 million.

11.   RECENT ACCOUNTING PRONOUNCEMENTS:
      --------------------------------

In March 1998, the Emerging Issues Task Force ("EITF") issued 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisition." The EITF concluded that internal costs related to the acquisition of operating properties should be expensed as incurred. The adoption of this pronouncement will have no impact on the Registrant as the Registrant has not previously capitalized internal costs relating to the acquisition of operating properties.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------

                            AND RESULTS OF OPERATIONS
                            -------------------------



The TRO Transaction
-------------------

On September 30, 1997, the Registrant acquired The Rubin Organization, Inc. ("TRO", renamed "PREIT-RUBIN, Inc."), a commercial property development and management firm, and certain related real estate interests (the "TRO Transaction").

As part of the TRO Transaction, the Registrant acquired Magnolia Mall, located in Florence, South Carolina, North Dartmouth Mall, located in North Dartmouth, Massachusetts and a 50% interest in the Court at Oxford Valley, located in Langhorne, Pennsylvania. The Registrant also acquired the development rights of certain affiliates of TRO ("TRO Affiliates"), subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex. In addition, the Registrant agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center, for which construction is substantially complete, and Northeast Tower Center, which is currently under construction, at prices based upon a pre-determined formula.

The TRO Transaction was financed through the issuance of 646,286 Class A Operating Partnership Units in PREIT Associates, L.P. (the "Operating Partnership), assumption of mortgage indebtedness at Magnolia Mall of approximately $25.2 million, and $61.2 million of cash including transaction costs. The cash was obtained primarily from borrowings under a new $150 million Credit Facility entered into by the Operating Partnership coincident with the September 30, 1997 closing of the TRO Transaction with a group of banks. The obligations of the Operating Partnership under the new Credit Facility have been guaranteed by the Registrant.

Liquidity and Capital Resources
-------------------------------

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

As of September 30, 1997, the interest rate on the Credit Facility was set at a margin equal to 1.7% over 30-day LIBOR. As a result of the reduction in the Registrant's Leverage Ratio, following the December 1997 public offering, the interest rate was reduced by 30 basis points to a margin of 1.4% over 30-day LIBOR. In addition, the maturity date for the Credit Facility was extended from September 30, 1999 to December 31, 2000.

On March 20, 1998, the Registrant borrowed $33.7 million under the Credit Facility to repay the term loan outstanding which matured in March 1998. The term loan accrued interest at a fixed rate of 8.62% and was secured by three properties. At March 31, 1998 the interest rate on the Credit Facility was 7.09%.

As of March 31, 1998, $55.3 million of borrowings under the Credit Facility were outstanding ($49.5 million directly by the Operating Partnership and $5.8 million through partnerships and joint ventures) and, subject to the terms and conditions of the Credit Facility, up to $94.7 million was available to fund property acquisitions, scheduled debt maturities and other uses.

In addition to amounts due under the Credit Facility during the next three years, mortgage loans secured by properties owned by four partnerships in which the Registrant has an interest mature by their terms. Balloon payments on these loans total $17.0 million, of which the Registrant's proportionate share is $8.5 million.

The Registrant expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Registrant believes that the net cash provided by operations will be sufficient to make distributions to continue to qualify as a REIT under the Code. The Registrant also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions.

The Registrant expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through borrowings under the Credit Facility, long-term secured and unsecured indebtedness and the issuance of additional equity securities.

Funds from operations (FFO) increased by $2,580,000 for the three months ended March 31, 1998, as compared to the three months ended February 28, 1997, as follows:

                                                                                   Three Months Ended
                                                                       ----------------------------------------
                                                                          March 31,                February 28,
                   Funds from Operations(1)                                 1998                       1997
---------------------------------------------------------------        ------------                ------------
Income before minority interest                                        $  4,870,000                $  3,064,000

Less:  Gains on sales of interests in real estate                              --                    (1,461,000)
       Minority interest in consolidated partnership                        (53,000)                    (83,000)

Add:  Provision for losses on investments                                      --                       500,000
      Depreciation and amortization-
          Wholly owned and consolidated partnerships (2)                  2,088,000                   1,489,000
          Unconsolidated partnerships and joint ventures                    998,000                     799,000
          Refinancing prepayment fees                                          --                       519,000
          Excess purchase price over net assets acquired                     29,000                        --

Less:
   Depreciation of non-real estate assets                                   (58,000)                    (58,000)
   Amortization of deferred financing costs                                (130,000)                    (68,000)
                                                                       ------------                ------------

Funds from operations                                                  $  7,744,000                $  4,701,000
                                                                       ============                ============

Funds from operations per share and OP Units                           $        .56                $        .54
                                                                       ============                ============

Weighted average number of shares outstanding                            13,291,936                   8,678,098

Weighted average effect of full conversion of OP Units                      646,286                        --
                                                                       ------------                ------------

                                                                         13,938,222                   8,678,098
                                                                       ============                ============

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

(2) Net of minority interest of $50,000 in 1998 and $66,000 in 1997.

Net cash provided by operating activities increased to $6,339,000 from $3,474,000 for the three months ended March 31, 1998, as compared to the three months ended February 28, 1997. The increase is primarily attributable to additional operating income provided by Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997, offset by accrued bank interest on debt repaid in December 1997 and the timing of other working capital changes.

Net cash used in investing activities was $10,542,000 for the three months ended March 31, 1998, as compared to net cash provided by investing activities of $3,273,000 for the three months ended February 28, 1997. Investing activities in the 1998 period include payment of costs related to properties under development of $8.7 million. Investing activities in the 1997 period included $2,000,000 of proceeds from the sale of three shopping centers located in Pennsylvania in Lancaster, Waynesburg and Beaver Falls.

Net cash provided by financing activities was $3,335,000 for the three months ended March 31, 1998, as compared to $4,438,000 used for the three months ended February 28, 1997. Financing activities in the 1998 period include proceeds from the Registrant's credit facility in the amount of $44,951,000 of which $33,681,000 was used to repay bank mortgage notes payable, dividends paid to shareholders and OP unit holders of approximately $6,552,000 and payment of equity offering costs of $934,000. Financing activities in the 1997 period include dividends paid to shareholders in the amount of $4.1 million.

Results of Operations
---------------------

Three Month Periods Ended March 31, 1998 and February 28, 1997
--------------------------------------------------------------

Gross revenues from real estate increased by $3,409,000 to $13,526,000 for the three-month period ended March 31, 1998, as compared to the three-month period ended February 28, 1997. The 1998 period included $3,352,000 of revenues attributable to Magnolia Mall and North Dartmouth Mall, which the Registrant acquired on September 30, 1997. Revenues from properties owned during both periods increased by $57,000 primarily as a result of an increase in apartment revenues of $86,000.

Property operating expenses increased by $865,000 to $5,040,000. The 1998 period included $1,124,000 of expenses attributable to Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997. Operating expenses from properties owned during both periods decreased by $259,000 primarily due to decreases in utility and other operating costs for apartments of $220,000.

Depreciation and amortization increased by $583,000 to $2,138,000 primarily as a result of depreciation of $411,000 on the addition of the Magnolia Mall and North Dartmouth Mall properties and increased amortization of financing costs. Depreciation from properties owned during both periods increased by $115,000.

Interest expense decreased by $270,000 to $1,978,000. Interest expense attributable to properties increased by $316,000 due to the acquisition of North Dartmouth Mall, which the Registrant acquired on September 30, 1997 offset by the repayment of the mortgage on Cobblestone Apartments in December 1997. Interest expense incurred against the Registrant's Credit Facility decreased by $586,000 as a result of interest savings from the repayment of amounts borrowed under the Credit Facility from proceeds of a public offering in December 1997.

Equity in income of partnerships and joint ventures increased by $756,000 to $1,475,000 as a result of the Registrant's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997, the income of which was $120,000, and the non-recurrence in the 1997 period of a prepayment penalty in the amount of $519,000 due to the refinancing of debt at Regency Apartments. The 1997 period also includes income from properties sold during

1997 in the amount of $29,000. Equity in the income of properties owned during both periods increased by $146,000.

Equity in net loss of PREIT-RUBIN for the 1998 period was $358,000.

The gains on the sales of interests in real estate of $1,461,000 in the 1997 period relates to the sale of the Registrant's interest in three shopping centers located in Pennsylvania, in Lancaster, Waynesburg and Beaver Falls.

Minority interest increased by $194,000 to $277,000 as a result of the Class A OP units issued in connection with the TRO Transaction.

Net income for the quarter ended March 31, 1998 increased to $4,593,000 from $2,981,000 as reported in the comparable period in the prior year.

Year 2000 Issue
---------------

The Registrant has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. The Registrant has initiated the process of identifying potential areas of risk and the related effects on planning, purchasing and daily operations. No estimates can be made as to the potential adverse impact resulting from the failure of third-party suppliers and tenants to prepare for the year 2000. However, the Registrant does not anticipate the total cost of successfully converting all internal systems, equipment and operations to the year 2000 to have a material adverse effect on its financial position or results of operations.

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

The Registrant intends to continue to vigorously defend plaintiffs' claims in the Pennsylvania Litigation and the defendants' remaining counterclaims in the Delaware Litigation and to pursue the claims asserted by the Registrant in the Delaware Litigation. Management does not believe that resolution of these matters will have a material adverse effect on the Registrant's financial position or results of operations.

Item 5.  Other Information
         -----------------

On January 26, 1998, a wholly owned affiliate of PREIT Associates, L.P., the operating partnership of the Registrant, effectively acquired both the fee interest in the land for Phase I of the Registrant's Christiana Power Center retail project and the 50% interest in the project not previously owned by the Registrant. The consideration paid for the acquisition of such land and interest was $6.0 million plus the right of the transferror to receive Limited Partner units in PREIT Associates, L.P. upon completion of the Center. The value of the limited partner units to be issued will be equal to approximately $2.7 million plus 50% of the equity value of the Center to be computed following completion based upon an agreed-upon formula. Units of limited partner interest in PREIT Associates, L.P. are redeemable for cash equal to the price of the Registrant's shares at the time of redemption, or, at the option of the Registrant, shares of the Registrant on a one-for-one basis. Construction of Phase I commenced in the fourth quarter of 1997 and substantial portions of the Center are expected to be completed in the fourth quarter of 1998.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         (a) Exhibits (27.) Financial Data Schedule (included in electronic filing format)

         (b) Reports on Form 8-K - none.

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










                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                       -----------------------------------------
                                                        Registrant



                                        By   /s/  Ronald Rubin
                                           -------------------------------------
                                                         Ronald Rubin
                                                    Chief Executive Officer



                                        By   /s/  Edward A. Glickman
                                           -------------------------------------
                                                        Edward A. Glickman
                                                  Executive Vice President and
                                                     Chief Financial Officer



                                        By   /s/  Dante J. Massimini
                                           -------------------------------------
                                                      Dante J. Massimini
                                             Senior Vice President and Treasurer



Date:  May 14, 1998