Form 10-Q
period 1998-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1998-08-14
CIK 77281

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1998
                                -----------------

[  ] Transition Report Pursuant To Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number            1-6300
                       -------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Pennsylvania                                                     23-6216339
  --------------------------------------------------------------               ------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA                                         19034
------------------------------------------------------                          -----------------------------------
         (Address of principal executive office)                                            (Zip Code)

Registrant's telephone number, including area code         (215) 542-9250
                                                     -------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of beneficial interest outstanding at August 7, 1998:  13,299,723
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This report includes a total of 18 pages.

--------------------------------------------------------------------------------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                  Page
                                                                  ----
Part I.  Financial Information - Item 1

Financial Statements (Unaudited):

   Consolidated Balance Sheets--June 30, 1998
      and August 31, 1997                                            1-2

   Consolidated Statements of Income--Three and Six Months
      Ended June 30, 1998 and May 31, 1997                            3

   Consolidated Statements of Cash Flows--Six Months
      Ended June 30, 1998 and May 31, 1997                            4

   Notes to Consolidated Financial Statements                        5-11

   Management's Discussion and Analysis of Financial

      Condition and Results of Operations - Item 2                  12-18


Part II.  Other Information

Item 1.    Legal Proceedings                                         19

Item 2.    Not Applicable                                             -

Item 3.    Not Applicable                                             -

Item 4.    Not Applicable                                             -

Item 5.    Not Applicable                                             -

Item 6.    Exhibits and Reports on Form 8-K                          19

Signatures                                                           20

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                    (Note 1)

                                     ASSETS
                                   (Unaudited)

                                                                                 June 30,          August 31,
                                                                                   1998                1997
                                                                                 --------          ----------
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                   $     162,920,000  $     159,967,000
   Retail properties                                                              120,369,000         37,398,000
   Industrial properties                                                            5,078,000          5,078,000
   Properties under development                                                    13,499,000                --
                                                                            -----------------  -----------------
                  Total investments in real estate                                301,866,000        202,443,000

   Less- Accumulated depreciation                                                  57,204,000         50,711,000
                                                                            -----------------  -----------------
                                                                                  244,662,000        151,732,000

INVESTMENT IN PREIT-RUBIN, INC. (Note 3)                                            4,113,000                --

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 4)                 20,271,000          1,039,000

ADVANCES TO PREIT-RUBIN, INC. (Note 2)                                              3,613,000                --
                                                                            -----------------  -----------------
                                                                                  272,659,000        152,771,000
   Less- Allowance for possible losses                                              1,672,000          1,831,000
                                                                            -----------------  -----------------
                                                                                  270,987,000        150,940,000
OTHER ASSETS:
   Cash and cash equivalents                                                        1,113,000          1,399,000
   Rents and sundry receivables                                                     1,219,000            590,000
   Deferred costs, prepaid real estate taxes and expenses, net                      6,754,000          7,393,000
   Deposits on properties                                                                 --           5,335,000
                                                                            -----------------  -----------------
                                                                            $     280,073,000  $     165,657,000
                                                                            =================  =================


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    (Note 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                 June 30,          August 31,
                                                                                   1998                1997
                                                                                 --------          ----------
LIABILITIES:
   Mortgage notes payable                                                   $      64,766,000  $      83,528,000
   Bank and other loans payable                                                    55,126,000         33,884,000
   Construction cost payable                                                        1,090,000                --
   Tenants' deposits and deferred rents                                             1,096,000          1,346,000
   Accrued pension and retirement benefits                                            977,000          1,091,000
   Accrued expenses and other liabilities                                           4,148,000          4,369,000
                                                                            -----------------  -----------------
                                                                                  127,203,000        124,218,000
                                                                            -----------------  -----------------
MINORITY INTEREST                                                                  15,837,000            540,000
                                                                            -----------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 5):
   Shares of beneficial interest, $1 par; 100,000,000 shares of beneficial interest authorized and 25,000,000 preferred shares authorized; issued and outstanding 13,299,723 shares at June 30, 1998, and 8,685,098
     shares of beneficial interest at August 31, 1997                              13,300,000          8,685,000
   Capital contributed in excess of par                                           144,942,000         53,599,000
   Distributions in excess of net income                                          (21,209,000)       (21,385,000)
                                                                            -----------------  -----------------
                                                                                  137,033,000         40,899,000
                                                                            -----------------  -----------------
                                                                            $     280,073,000  $     165,657,000
                                                                            =================  =================

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                    (Note 1)

                                   (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                   -----------------------------   -------------------------------
                                                       June 30,         May 31,         June 30,         May 31,
                                                         1998            1997             1998            1997
                                                       --------         -------         --------         -------
REVENUES:
   Gross revenues from real estate                 $  13,783,000   $  10,031,000    $  27,308,000   $  20,148,000
   Interest and other income                             133,000          54,000          255,000         122,000
                                                   -------------   -------------    -------------   -------------
                                                      13,916,000      10,085,000       27,563,000      20,270,000
                                                   -------------   -------------    -------------   -------------
EXPENSES:
   Property operating expenses                         4,980,000       3,967,000       10,019,000       8,142,000
   Depreciation and amortization                       2,113,000       1,565,000        4,251,000       3,120,000
   General and administrative expenses                   868,000         860,000        1,607,000       1,685,000
   Interest expense                                    1,855,000       2,259,000        3,834,000       4,505,000
   Provision for losses on investments                       --              --               --          500,000
                                                   -------------   -------------    -------------   -------------
                                                       9,816,000       8,651,000       19,711,000      17,952,000
                                                   -------------   -------------    -------------   -------------

         Income before equity in
           unconsolidated entities, gains on
           sales of interests in real estate
           and minority interest                       4,100,000       1,434,000        7,852,000       2,318,000

EQUITY IN LOSS OF PREIT-RUBIN, INC.
   (Notes 2 and 3)                                      (501,000)            --          (859,000)            --

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT
   VENTURES (Note 4)                                   1,214,000       1,442,000        2,689,000       2,161,000

GAINS ON SALES OF INTERESTS IN REAL ESTATE             1,766,000             --         1,766,000       1,461,000
                                                   -------------   -------------    -------------   -------------
         Income before minority interest               6,579,000       2,876,000       11,448,000       5,940,000
MINORITY INTEREST                                       (374,000)        (91,000)        (652,000)       (174,000)
                                                   -------------   -------------    -------------   -------------
NET INCOME                                         $   6,205,000   $   2,785,000    $  10,796,000   $   5,766,000
                                                   =============   =============    =============   =============
BASIC INCOME PER SHARE (Note 5)                    $         .47   $         .32    $         .81   $         .66
                                                   =============   =============    =============   =============
DILUTED INCOME PER SHARE (Note 5)                  $         .47   $         .32    $         .81   $         .66
                                                   =============   =============    =============   =============


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (NOTES 1 AND 7)

                                                                                             Six Months Ended
                                                                                     --------------------------------
                                                                                        June 30,          May 31,
                                                                                          1998             1997
                                                                                        --------         ---------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  10,796,000   $  5,766,000
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest                                                                   652,000        175,000
       Depreciation and amortization                                                     4,251,000      3,121,000
       Gains on sales of interests in real estate                                       (1,766,000)    (1,461,000)
       Equity in loss of PREIT-RUBIN, Inc.                                                 859,000             --
       Decrease in allowance for possible losses                                           (98,000)      (618,000)
       Provision for possible losses                                                            --        500,000
       Change in assets and liabilities-
         Rents and sundry receivables                                                     (778,000)       247,000
         Deferred costs, prepaid real estate taxes and expenses                          1,099,000       (244,000)
         Accrued pension and retirement benefits                                           (34,000)        47,000
         Accrued expenses and other liabilities                                            262,000        542,000
         Tenants' deposits and deferred rents                                             (221,000)        46,000
                                                                                     -------------   ------------
                  Net cash provided by operating activities                             15,022,000      8,121,000
                                                                                     -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly owned real estate                                              (1,810,000)    (1,799,000)
   Investments in property under development                                           (11,185,000)            --
   Investment in and advances to PREIT-RUBIN, Inc.                                        (200,000)            --
   Investments in partnerships and joint ventures                                       (6,424,000)    (2,401,000)
   Decrease in notes receivable                                                                 --      1,649,000
   Cash proceeds from sale of interest in partnership                                    1,958,000      2,069,000
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                         464,000      1,329,000
   Cash distributions to minority partners                                                 (12,000)       (83,000)
   Other                                                                                        --       (240,000)
                                                                                     -------------   ------------
                  Net cash (used in) provided by investing activities                  (17,209,000)       524,000
                                                                                     -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                       (918,000)      (640,000)
   Repayment of mortgage notes payable                                                 (33,680,000)            --
   Proceeds from bank loans payable                                                     50,551,000             --
   Repayment of bank loans payable                                                              --      1,681,000
   Shares of beneficial interest issued                                                    206,000             --
   Payment of equity offering costs                                                     (1,076,000)            --
   Distributions paid to shareholders                                                  (12,499,000)    (8,158,000)
   Distributions paid to OP Unit holders                                                  (608,000)            --
                                                                                     -------------   -----------
                  Net cash provided by (used in) financing activities                    1,976,000     (7,117,000)
                                                                                     -------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (211,000)     1,528,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,324,000      2,026,000
                                                                                     -------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   1,113,000   $  3,554,000
                                                                                     =============   ============

        The accompanying notes are an integral part of these statements.

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 30, 1998 AND MAY 31, 1997



1.     BASIS OF PRESENTATION:

The consolidated financial statements have been prepared by the Registrant, without audit, except as to the balance sheet as of August 31, 1997, which has been prepared from audited data, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

2.     THE TRO TRANSACTION:

On September 30, 1997, the Registrant completed a series of related transactions pursuant to which the Registrant: (i) transferred substantially all of its real estate interests to a newly formed operating partnership (the "Operating Partnership"), of which the Registrant is the sole general partner; (ii) the Operating Partnership acquired all of the non-voting common shares of The Rubin Organization, Inc. ("TRO"), a commercial real estate development and management firm (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN, Inc. in exchange for the issuance of 200,000 Class A Operating Partnership ("OP") Units and a provision to issue up to 800,000 additional Class A OP Units over the next five years according to a formula based upon the Company's per share growth in adjusted funds from operations; (iii) the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") and other persons in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall and Springfield Park; (iv) the Operating Partnership agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center, for which construction is substantially complete, and Northeast Tower Center, which is currently under construction, at prices based upon a pre-determined formula; and (v) the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex.

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

The following table summarizes the consideration paid to acquire the assets and businesses described above:

                                                                        Net              Other            Total
                                     Class A         Cash Paid      Liabilities       Transaction       Purchase
                                    OP Units        (Received)        Assumed            Costs            Price
                                    ---------       ----------      -----------       -----------       --------
Investment in
    PREIT-RUBIN, Inc.           $   4,680,000    $    (878,000)   $        --       $     793,000    $    4,595,000
Investment in The Court at
    Oxford Valley                   5,458,000          683,000             --             688,000         6,829,000
Magnolia Mall                       5,000,000       15,165,000      25,154,000            977,000        46,296,000
North Dartmouth Mall                      --        35,000,000             --             986,000        35,986,000
Development Properties                    --         6,446,000             --           1,859,000         8,305,000
                                -------------    -------------    ------------      -------------    --------------

                                $  15,138,000    $  56,416,000    $ 25,154,000      $   5,303,000    $  102,011,000
                                =============    =============    ============      =============    ==============

3.     INVESTMENT IN PREIT-RUBIN, INC.:

PREIT-RUBIN, Inc. is responsible for various activities including: management, leasing and real estate development of the Registrant's properties and for properties on behalf of third parties. Total management fees paid by the Registrant's properties to PREIT-RUBIN, Inc. are included in property operating expenses in the accompanying consolidated statements of income and amounted to $37,000 and $92,000 for the three and six-month periods ended June 30, 1998, respectively.

Summarized unaudited financial information for PREIT-RUBIN, Inc. as of and for the three and six-month periods ended June 30, 1998 is as follows:

                                           For the Six          For the Three
                                          Months Ended          Months Ended
                                          June 30, 1998         June 30, 1998
                                          -------------         -------------
       Total assets                       $ 11,122,000          $ 11,122,000
                                          -------------         -------------
       Management Fees                    $  2,477,000          $  1,199,000
       Leasing Commissions                $  2,500,000          $  1,276,000
       Development Fee                    $    563,000          $    373,000
       Other Revenues                     $  1,455,000          $    825,000
                                          -------------         -------------
       Total revenue                      $  6,995,000          $  3,673,000
       Net loss                           $    904,000          $    527,000
       Registrant's share of net loss     $    859,000          $    501,000

4.     INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 25 partnerships and joint ventures and 4 properties under development at June 30, 1998, and 22 partnerships and joint ventures at August 31, 1997, and the Registrant's equity in income for the three months ended June 30, 1998 and May 31, 1997:

                                                                           June 30,       August 31,
                                                                             1998            1997
                                                                        ------------      ----------
                                                                         (Unaudited)
                                ASSETS

Investments in real estate, at cost:
   Retail properties                                                    $  160,493,000  $  117,960,000
   Multifamily properties                                                  101,554,000     107,604,000
   Industrial property                                                       1,276,000       1,264,000
   Properties under development                                             29,390,000             --
   Land                                                                      4,446,000       4,446,000
                                                                        --------------  --------------
                  Total investments in real estate                         297,159,000     231,274,000

   Less- Accumulated depreciation                                           73,471,000      71,938,000
                                                                        --------------  --------------
                                                                           223,688,000     159,336,000
Cash and cash equivalents                                                    8,381,000       6,031,000
Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                              18,269,000       8,528,000
                                                                        --------------  --------------
                  Total assets                                          $  250,337,000  $  173,895,000
                                                                        ==============  ==============

                   LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                  $  205,407,000  $  162,097,000
Bank loans payable                                                           6,807,000       8,770,000
Due to the Trust                                                             3,439,000       3,118,000
Other liabilities                                                            6,773,000       4,341,000
                                                                        --------------  --------------
                  Total liabilities                                        222,426,000     178,326,000
                                                                        --------------  --------------
Net equity (deficit)                                                        27,911,000      (4,431,000)
Partners' share                                                             (7,640,000)     (5,470,000)
                                                                        --------------  --------------
Investment in partnerships and joint ventures                           $   20,271,000  $    1,039,000
                                                                        ==============  ==============

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                         Three Months Ended                    Six Months Ended
                                                 --------------------------------      --------------------------------
                                                     June 30,          May 31,             June 30,          May 31,
                                                       1998             1997                 1998             1997
                                                     --------         ---------            --------         ---------
Gross revenues from real estate                  $  13,312,000      $  12,907,000       $  28,047,000     $  25,865,000
                                                 -------------      -------------       -------------     -------------

Expenses:
    Property operating expenses                      4,702,000          4,983,000          10,104,000        10,359,000
    Mortgage and bank loan interest                  4,093,000          3,326,000           8,326,000         6,705,000
    Refinancing prepayment penalty                         --                 --                  --          1,038,000
    Depreciation and amortization                    2,083,000          1,660,000           4,154,000         3,311,000
                                                 -------------      -------------       -------------     -------------
                                                    10,878,000          9,969,000          22,584,000        21,413,000
                                                 -------------      -------------       -------------     -------------
                                                     2,434,000          2,938,000           5,463,000         4,452,000
Partners' share                                     (1,220,000)        (1,496,000)         (2,774,000)       (2,291,000)
                                                 -------------      -------------       -------------     -------------
Equity in income of partnerships
    and joint ventures                           $   1,214,000      $   1,442,000       $   2,689,000     $   2,161,000
                                                 =============      =============       =============     =============

One partnership, Emerald Point, in which the Registrant is a general partner and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. All of the assets and liabilities of such partnership are included in the consolidated financial statements at 100%. The minority partner's interest is 35%.

5.     EARNINGS PER SHARE:

In 1997, the Registrant adopted SFAS No. 128, "Earnings Per Share." The adoption of this statement had no impact on previously reported earnings per share for the six months ended May 31, 1997.

                                        For the Three Months Ended                       For the Six Months Ended
                                               June 30, 1998                                   June 30, 1998
                               --------------------------------------------     ------------------------------------------
                                                                Per Share                                      Per Share
                                   Income          Shares       Amount             Income          Shares      Amount
                                   ------          ------       ---------          ------          ------      ---------
BASIC EARNINGS PER SHARE:
         Net income            $   6,205,000      13,297,470    $       .47   $   10,796,000      13,294,718   $      .81
                               =============   =============    ===========   ==============   =============   ==========

DILUTED EARNINGS PER SHARE:
     Net income                $   6,205,000      13,297,470                      10,796,000      13,294,718
     Share options issued
                                         --           26,465                             --           28,836
                               -------------   -------------                  --------------   -------------
                               $   6,205,000      13,323,935    $       .47   $   10,796,000      13,323,554   $      .81
                               =============   =============    ===========   ==============   =============   ==========

                                        For the Three Months Ended                       For the Six Months Ended
                                               May 31, 1997                                    May 31, 1997
                               --------------------------------------------    ------------------------------------------
                                                                Per Share                                      Per Share
                                   Income          Shares       Amount             Income          Shares      Amount
                                   ------          ------       ---------          ------          ------      ---------
BASIC EARNINGS PER SHARE:
         Net income            $   2,785,000       8,678,098    $       .32   $    5,766,000       8,677,698   $      .66
                               =============   =============    ===========   ==============   =============   ==========

DILUTED EARNINGS PER SHARE:
     Net income                $   2,785,000       8,678,098                       5,766,000       8,677,698
     Share options issued
                                         --           20,758                             --           23,562
                               -------------   -------------                  --------------   -------------

                               $   2,785,000       8,698,856    $       .32   $    5,766,000       8,701,260   $      .66
                               =============   =============    ===========   ==============   =============   ==========

6.     DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                        Amount
                                                                         Per
     Date Declared        Record Date            Payment Date           Share
     -------------        -----------            ------------           ------

    July 15, 1998        August 31, 1998      September 15, 1998        $.47

    July 8, 1997         July 31, 1997        August 15, 1997           $.47

7.     CASH FLOW INFORMATION:

Cash paid for interest was $1,994,000, net of capitalized interest of $199,000 and $2,324,000, net of capitalized interest of $0 for the three months ended June 30, 1998 and May 31, 1997, respectively.

Cash paid for interest was $4,570,000, net of capitalized interest of $330,000, and $4,462,000, net of capitalized interest of $0 for the six months ended June 30, 1998 and May 31, 1997, respectively.

8.     COMMITMENTS AND CONTINGENCIES:

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

On May 12, 1998 a partnership in which the Registrant owns a 50% interest acquired a shopping center in Springfield, PA for $7.3 million in cash of which the Registrant's share is approximatley $3.7 million.

10.    RECENT ACCOUNTING PRONOUNCEMENTS:

In March 1998, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisition." The EITF concluded that internal costs related to the acquisition of operating properties should be expensed as incurred. The adoption of this pronouncement had no impact on the Registrant as the Registrant had not previously capitalized internal costs relating to the acquisition of operating properties.

In May 1998, the EITF reached consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." EITF 98-9 requires a lessor to defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. The Registrant adopted the provisions of this pronouncement during the second quarter, and as a result, did not accrue approximately $250,000 of additional percentage rental revenues in the current interim period.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. This Statement must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Registrant's election, before January 1, 1998).

11.    SUBSEQUENT EVENTS:

On July 24, 1998, the Registrant sold its 25% partnership interest in Punta Gorda Mall, Punta Gorda, Florida and Ormond Beach Mall, Daytona Beach, Florida. The total gains on the sales of these properties was approximately $1,280,000.

On August 7, 1998, the Registrant acquired all of the partnership interest in a partnership that owns The Woods Apartments located in Ambler, Pennsylvania for a purchase price of approximately $21.2 million consisting of $12.2 million in cash, $1.7 million to be paid through the issuance of OP units and $7.3 million through the assumption of debt.

On July 15, 1998, PREIT-RUBIN, Inc. granted to certain key employees approximately 138,000 options to acquire shares of beneficial interest in the Registrant. Concurrent with this transaction, the Registrant issued an option to PREIT-RUBIN, Inc. to purchase the equivalent number of shares, which PREIT-RUBIN, Inc. then acquired through the issuance of an intercompany note.

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

Liquidity and Capital Resources

Borrowings under the Credit Facility increased from approximately $34 million at August 31, 1997 to approximately $90 million at September 30, 1997, following the consummation of the TRO Transaction. On December 23, 1997, the Registrant sold 4,600,000 shares of beneficial interest at a price of $22.375 per share. The net proceeds to the Registrant from the public offering, after deducting underwriting discounts and commissions were approximately $97 million. The Registrant used the net proceeds to prepay the $8.8 million mortgage loan (8.25%) secured by Cobblestone Apartments in Pompano Beach, Florida (the "Cobblestone Mortgage") and to repay approximately $88 million of amounts then outstanding under the Credit Facility.

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

On March 20, 1998, the Registrant borrowed $33.7 million under the Credit Facility to repay the outstanding term loan which matured in March 1998. The term loan accrued interest at a fixed rate of 8.62% and was secured by three properties. At June 30, 1998 the interest rate on the Credit Facility was 7.06%.

As of June 30, 1998, $61.0 million of borrowings under the Credit Facility were outstanding ($55.1 million directly by the Operating Partnership and $5.9 million through partnerships and joint ventures) and, subject to the terms and conditions of the Credit Facility, up to $89.0 million was available to fund property acquisitions, scheduled debt maturities and other uses.

In addition to amounts due under the Credit Facility during the next three years, mortgage loans secured by properties owned by four partnerships in which the Registrant has an interest mature by their terms. Balloon payments on these loans total $17.0 million, of which the Registrant's proportionate share is $8.5 million.

The Registrant expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Registrant believes that the net cash provided by operations will be sufficient to make distributions required in order to continue to qualify as a REIT under the Code. The Registrant also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions.

Acquisitions and Dispositions

The Registrant is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, the Registrant has stated that a key corporate goal is to gain managerial control of all of its assets. In cases where existing joint venture assets are controlled by outside partners the Registrant is evaluating the possible acquisition of the outside interests. In cases where that opportunity does not exist, the Registrant is considering the disposition of its interests.

In addition to acquisitions previously disclosed in Footnote 9 of the Consolidated Financial Statements, the following is a summary of the completed and planned acquisition transactions through the date of this report (in thousands):

Completed Acquisitions

                                                                             Capital Resources
                                                                   --------------------------------------

 Acquisition      Property        Property Location       Purchase        Credit      Assumed      OP
                                ----------------------
    Date            Type            City      State         Price        Facility       Debt      Units       Reference
-------------------------------------------------------------------------------------------------------------------------

   7/21/98    Shopping Center   Wilmington      DE          $4,300        $1,300         $--      $3,000 See Footnote 11


   8/7/98     Apartments        Ambler          PA          21,200        12,200       7,300       1,700 See Footnote 11


                                                      ---------------------------------------------------

Total Completed Acquisitions                               $25,500       $13,500      $7,300      $4,700



Planned Acquisitions
                                                                             Capital Resources
                                                                   --------------------------------------
  Agreement       Property        Property Location     Purchase      Credit       Assumed       OP
                                ----------------------
    Date            Type            City      State      Price       Facility       Debt        Units
---------------------------------------------------------------------------------------------------------

      5/27/98 Regional Mall     Hyattsville     MD      (*)$65,000    $19,000        $43,000      $3,000

      7/24/98 Shopping Center   Exton           PA      (*)18,400      18,400            --          --


                                                      ---------------------------------------------------

Total Planned Acquisitions                                  83,400     37,400         43,000       3,000

                                                      ---------------------------------------------------

Total Acquisitions and Planned Acquisitions               $108,900    $50,900        $50,300      $7,700
                                                      ===================================================

While management expects both of these planned acquisitions to close in August, 1998 there can be no assurance that such closings will, in fact, take place.

The combined impact of the Registrant's normal working capital requirements and the completion of the acquisitions detailed above would be to reduce the availability under the line of credit to $35.1 million.

Management believes those amounts available under the Credit Facility together with amounts, which may be acquired through public and private offerings of debt and/or equity securities will be sufficient to finance acquisitions. However, there can be no assurance that these sources of financing will be available and the inability to obtain this capital could an adverse impact on the Company's ability to fund its acquisition and development activities.

(*) These acquisition costs are approximate.

Dispositions

Consistent with management's long-term strategic plan to review and evaluate all joint venture real estate holdings, on July 24, 1998 the Registrant sold it's 25% partnership interest in Punta Gorda Mall in Punta Gorda, Florida and Ormond Beach Mall in Daytona Beach, Florida. The total gain on the sales of these properties was approximately $1.3 million. These proceeds were applied to the Company's line of credit.


Development, Expansions and Renovations

The Registrant is involved in a number of ongoing development and redevelopment projects which will call upon the capital resources of the Registrant. In each case, the Registrant will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner the Registrant's flexibility in funding the project may be constrained by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects.

Funds from operations (FFO) increased by $5,784,000 for the six months ended June 30, 1998, as compared to the six months ended May 31, 1997, as follows:

                                                                  Three Months Ended           Six Months Ended
                                                              -------------------------   ----------------------------
                                                                 June 30,       May 31,      June 30,        May 31,
                   Funds from Operations(1)                        1998          1997          1998           1997
----------------------------------------------------------    ------------  -----------   -----------     ------------
Income before minority interest                               $ 6,579,000   $ 2,876,000   $ 11,448,000    $ 5,940,000

Less:  Gains on sales of interests in real estate              (1,766,000)           --     (1,766,000)    (1,461,000)
        Minority interest in consolidated partnership             (70,000)      (91,000)      (123,000)      (174,000)

Add:  Provision for losses on investments                                                                     500,000
        Depreciation and amortization-
          Wholly owned and consolidated partnerships (2)        2,089,000     1,498,000      4,178,000      2,986,000
          Unconsolidated partnerships and joint ventures        1,008,000       804,000      2,007,000      1,601,000
          Refinancing prepayment fees                                  --            --             --        519,000
          Excess purchase price over net assets acquired           29,000            --         58,000             --

Less:
   Depreciation of non-real estate assets                         (57,000)      (57,000)      (114,000)      (114,000)
   Amortization of deferred financing costs                      (113,000)      (70,000)      (243,000)      (138,000)
                                                              -----------   -----------   ------------    -----------
Funds from operations                                         $ 7,699,000   $ 4,960,000   $ 15,445,000    $ 9,661,000
                                                              ===========   ===========   ============    ===========
Weighted average number of shares outstanding                  13,297,470     8,678,098     13,294,718      8,678,098

Weighted average effect of full conversion of OP Units            646,286           --         646,286            --
                                                              -----------   -----------   ------------    ----------

                                                               13,943,756     8,678,098     13,941,004      8,678,098
                                                              ===========   ===========   ============    ===========

(1) Funds from operations ("FFO") is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs. FFO should not be construed as an alternative to net income (as determined in accordance with GAAP) as an indicator of the Registrant's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, the Registrant's measure of FFO as presented may not be comparable to similar measures reported by other companies.

(2) Net of minority interest for the three months of $52,000 in 1998 and $67,000 in 1997 and for the six months of $102,000 in 1998 and $134,000 in 1997.

Net cash provided by operating activities increased to $15,022,000 from $8,121,000 for the six months ended June 30, 1998, as compared to the six months ended May 31, 1997. The increase is primarily attributable to additional net operating income and other assets, provided by Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997.

Net cash used in investing activities was $17,209,000 for the six months ended June 30, 1998, as compared to net cash provided by investing activities of $524,000 for the six months ended May 31, 1997. Investing activities in the 1998 period include payment of costs related to properties under development of $11.1 million and investments in partnerships and joint ventures of $6.4 million and includes $2 million proceeds from the sale of Charter Pointe Apartments in Altemonte Springs, Florida. Investing activities in the 1997 period included $2,000,000 of proceeds from the sale of three shopping centers located in Pennsylvania in Lancaster, Waynesburg and Beaver Falls.

Net cash provided by financing activities was $1,976,000 for the six months ended June 30, 1998, as compared to net cash of used $7,117,000 for the six months ended May 31, 1997. Financing activities in the 1998 period include proceeds from the Registrant's credit facility in the amount of $50.5 million of which $33.7 million was used to repay bank mortgage notes payable, dividends paid to shareholders and OP unit holders of approximately $13.1 million and payment of equity offering costs of $1 million. Financing activities in the 1997 period include dividends paid to shareholders in the amount of $8.2 million.

Results of Operations

Three-Month Periods Ended June 30, 1998 and May 31, 1997

Gross revenues from real estate increased by $3,752,000 to $13,783,000 for the three-month period ended June 30, 1998, as compared to the three-month period ended May 31, 1997. The 1998 period included $3,616,000 of revenues attributable to Magnolia Mall and North Dartmouth Mall, which the Registrant acquired on September 30, 1997. Revenues from properties owned during both periods increased by $136,000 primarily as a result of an increase in apartment revenues of $89,000. During the second quarter, the Registrant adopted the provisions of Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This pronouncement requires a lessor to defer recognition of contingent rental income in interim periods until all specified targets or thresholds which trigger additional rental amounts are achieved. As a result of the adoption of this pronouncement, the Registrant did not accrue approximately $250,000 of additional percentage rental revenue in the current interim period.

Property operating expenses increased by $1,013,000 to $4,980,000. The 1998 period included $1,031,000 of expenses attributable to Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997. Operating expenses from properties owned during both periods decreased by $18,000 primarily due to decreases in utility and other operating costs for apartments of $59,000.

Depreciation and amortization increased by $548,000 to $2,113,000 primarily as a result of depreciation of $412,000 on the addition of the Magnolia Mall and North Dartmouth Mall properties and increased amortization of financing costs. Depreciation from properties owned during both periods increased by $136,000.

Interest expense decreased by $404,000 to $1,855,000. Interest expense attributable to properties increased by $334,000 due to the acquisition of Magnolia Mall, which the Registrant acquired on September 30, 1997 offset by the repayment of the mortgage on Cobblestone Apartments in December 1997. Interest expense incurred against the Registrant's Credit Facility decreased by $70,000 as a result of interest savings from the repayment of amounts borrowed under the Credit Facility from proceeds of a public offering in December 1997.

Equity in income of partnerships and joint ventures decreased by $228,000 to $1,214,000 as a result of the Registrant's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997, added additional income of $113,000 and Springfield Mall, acquired during the second quarter, added additional income of which was $42,000. Equity in the income of properties owned during both periods decreased by $393,000 of which $343,000 is a result of lower net income from Whitehall Mall and Palmer Park Mall, both properties which are currently being redeveloped.

Equity in net loss of PREIT-RUBIN for the 1998 period was $501,000.

The gains on the sale of interest in real estate of $1,766,000 in the 1998 period relates to the sale of the Registrant's interest in Charter Pointe Apartments in Altemonte Springs, Florida.

Minority interest in income increased by $283,000 to $374,000 as a result of the Class A OP units issued in connection with the TRO Transaction.

Net income for the quarter ended June 30, 1998 increased to $6,205,000 from $2,785,000 as reported in the comparable period in the prior year.

Results of Operations

Six-Month Periods Ended June 30, 1998 and May 31, 1997

Gross revenues from real estate increased by $7,160,000 to $27,308,000 for the six-month period ended June 30, 1998, as compared to the six-month period ended May 31, 1997. The 1998 period included $6,904,000 of revenues attributable to Magnolia Mall and North Dartmouth Mall, which the Registrant acquired on September 30, 1997. Revenues from properties owned during both periods increased by $193,000 primarily as a result of an increase in apartment revenues of $176,000. During the second quarter, the Registrant adopted the provisions of Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This pronouncement requires a lessor to defer recognition of contingent rental income in interim periods until all specified targets or thresholds which trigger additional rental amounts are achieved. As a result of the adoption of this pronouncement, the Registrant did not accrue approximately $250,000 of additional percentage rental revenue in the current interim period.

Property operating expenses increased by $1,877,000 to $10,019,000. The 1998 period included $2,154,000 of expenses attributable to Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997. Operating expenses from properties owned during both periods decreased by $277,000 primarily due to decreases in utility and other operating costs for apartments of $279,000.

Depreciation and amortization increased by $1,131,000 to $4,251,000 primarily as a result of depreciation of $824,000 on the addition of the Magnolia Mall and North Dartmouth Mall properties and increased amortization of financing costs. Depreciation from properties owned during both periods increased by $307,000.

Interest expense decreased by $671,000 to $3,834,000. Interest expense attributable to properties increased by $675,000 due to the acquisition of Magnolia Mall, which the Registrant acquired on September 30, 1997 offset by the repayment of the mortgage on Cobblestone Apartments in December 1997.

Equity in income of partnerships and joint ventures increased by $528,000 to $2,689,000. The Registrant's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997, contributed additional income of $234,000, while the non-recurrence in the 1997 period of a prepayment penalty due to the refinancing of debt at Regency Apartments increased income by $519,000. The 1997 period also includes income from properties sold during 1997 in the amount of $36,000. Equity in the income of properties owned during both periods decreased by $218,000, of which $493,000 is a result of lower net income from Whitehall Mall and Palmer Park Mall both properties of which are being redeveloped. Income from the remaining properties increased by $275,000.

Equity in net loss of PREIT-RUBIN for the 1998 period was $859,000.

The gains on the sale of interest in real estate of $1,766,000 in the 1998 period relates to the sale of the Registrant's interest in Charter Pointe Apartments in Altemonte Springs, Florida.

Minority interest increased by $478,000 to $652,000 as a result of the Class A OP units issued in connection with the TRO Transaction.

Net income for the six months ended June 30, 1998 increased to $10,796,000 from $5,766,000 as reported in the comparable period in the prior year.

Year 2000 Issue

The Registrant has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. The Registrant has initiated the process of identifying potential areas of risk and the related effects on planning, purchasing and daily operations. No estimates can be made as to the potential adverse impact resulting from the failure of third-party suppliers and tenants to prepare for the year 2000. However, the Registrant does not anticipate that the total cost of successfully converting all internal systems, equipment and operations to the year 2000 will have a material adverse effect on its financial position or results of operations.

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

In December 1997, the court in the Delaware Litigation issued an opinion granting partial summary judgment in favor of the Registrant and certain of its affiliates on certain counterclaims of the Bermans in that action (which counterclaims are substantially similar to the claims made by the Bermans as plaintiffs in the Pennsylvania Litigation). Under the court's decision: the Bermans would be liable for one-half of (i) the costs incurred at Eagles' Nest and in respect of the 14 acre undeveloped tract in Coral Springs, Florida, and
(ii) reasonable environmental clean-up costs at Fox Run; and the counterclaims of the Bermans relating to Eagles' Nest and Fox Run were dismissed. The court did not dismiss counterclaims by the Bermans in the Delaware Litigation alleging that (i) there had been an oral modification of the management agreement relating to Fox Run (and the court therefore permitted the Bermans to continue to manage that project until that claim is resolved), and (ii) the environmental clean up costs incurred by certain of the Registrant's affiliates at Fox Run were excessive.

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









                         PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                       Registrant



                         By   /s/ Ronald Rubin
                           -----------------------------------------
                                        Ronald Rubin
                                    Chief Executive Officer



                         By   /s/ Edward A. Glickman
                            ----------------------------------------
                                      Edward A. Glickman
                                  Executive Vice President and
                                    Chief Financial Officer



                         By   /s/ Dante J. Massimini
                            ---------------------------------------
                                       Dante J. Massimini
                               Senior Vice President and Treasurer



Date:  August 14, 1998