Form 10-Q
period 1998-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1998-11-13
CIK 77281

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number 1-6300
                       ------

                    Pennsylvania Real Estate Investment Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23-6216339
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

455 Pennsylvania Avenue, Suite 135, Ft. Washington, PA     19034
------------------------------------------------------   ---------
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

    Shares of beneficial interest outstanding at November 6, 1998: 13,299,723
________________________________________________________________________________

________________________________________________________________________________

________________________________________________________________________________

This report includes a total of 22 pages.

--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                  Page
                                                                  ----

Part I.    Financial Information

Item 1.    Financial Statements (Unaudited):

   Consolidated Balance Sheets--September 30, 1998
      and August 31, 1997                                            1-2

   Consolidated Statements of Income--Three and Nine Months
      Ended September 30, 1998 and August 31, 1997                     3

   Consolidated Statements of Cash Flow--Nine Months
      Ended September 30, 1998 and August 31, 1997                     4

Notes to Unaudited Consolidated Financial Statements                 5-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      12-19


Part II.   Other Information

Item 1.    Legal Proceedings                                          20

Item 2.    Not Applicable                                             --

Item 3.    Not Applicable                                             --

Item 4.    Not Applicable                                             --

Item 5.    Not Applicable                                             --

Item 6.    Exhibits and Reports on Form 8-K                          20-21

Signatures                                                           22

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                    (Note 1)

                                     ASSETS
                                   (Unaudited)

                                                                         September 30,        August 31,
                                                                             1998                1997
                                                                         -------------        ----------

INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                $185,207,000       $159,967,000
   Retail properties                                                      204,756,000         37,398,000
   Industrial properties                                                    5,078,000          5,078,000
   Properties under development                                            23,167,000               --
                                                                         ------------       ------------
                  Total investments in real estate                        418,208,000        202,443,000

   Less- Accumulated depreciation                                          59,333,000         50,711,000
                                                                         ------------       ------------
                                                                          358,875,000        151,732,000

INVESTMENT IN PREIT-RUBIN, INC. (Note 3)                                    5,386,000               --

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 4)         23,981,000          1,039,000

ADVANCES TO PREIT-RUBIN, INC. (Note 2)                                      3,913,000               --
                                                                         ------------       ------------
                                                                          392,155,000        152,771,000
   Less- Allowance for possible losses                                      1,626,000          1,831,000
                                                                         ------------       ------------
                                                                          390,529,000        150,940,000
OTHER ASSETS:
   Cash and cash equivalents                                                1,333,000          1,399,000
   Rents and sundry receivables                                             1,687,000            590,000
   Deferred costs, prepaid real estate taxes and expenses, net             10,558,000          7,393,000
   Deposits on properties                                                        --            5,335,000
                                                                         ------------       ------------
                                                                         $404,107,000       $165,657,000
                                                                         ============       ============


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                     CONSOLIDATED BALANCE SHEETS (Continued)

                                    (Note 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                   September 30,        August 31,
                                                                       1998                1997
                                                                   -------------        ----------

LIABILITIES:
   Mortgage notes payable                                          $ 115,423,000        $  83,528,000
   Bank and other loans payable                                      116,261,000           33,884,000
   Construction cost payable                                           2,646,000                 --
   Tenants' deposits and deferred rents                                1,358,000            1,346,000
   Accrued pension and retirement benefits                               985,000            1,091,000
   Accrued expenses and other liabilities                              5,972,000            4,369,000
                                                                   -------------        -------------
                                                                     242,645,000          124,218,000
                                                                   -------------        -------------
MINORITY INTEREST                                                     23,663,000              540,000
                                                                   -------------        -------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 5):
   Shares of beneficial interest, $1 par; 100,000,000 shares
     of beneficial interest authorized and 25,000,000
     preferred shares authorized; issued and outstanding
     13,299,723 shares at September 30, 1998, and 8,685,098
     shares of beneficial interest at August 31, 1997                 13,300,000            8,685,000
   Capital contributed in excess of par                              144,942,000           53,599,000
   Distributions in excess of net income                             (20,443,000)         (21,385,000)
                                                                   -------------        -------------
                                                                     137,799,000           40,899,000
                                                                   -------------        -------------
                                                                   $ 404,107,000        $ 165,657,000
                                                                   =============        =============




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                    (Note 1)

                                   (Unaudited)


                                                           Three Months Ended                Nine Months Ended
                                                    -------------------------------    ------------------------------
                                                      September 30,      August 31,     September 30,      August 31,
                                                          1998              1997            1998              1997
                                                      -------------      ----------     -------------      ----------
REVENUES:
   Gross revenues from real estate                   $ 14,768,000     $ 10,115,000     $ 42,076,000     $ 30,263,000
   Interest and other income                              145,000           36,000          400,000          159,000
                                                     ------------     ------------     ------------     ------------
                                                       14,913,000       10,151,000       42,476,000       30,422,000
                                                     ------------     ------------     ------------     ------------
EXPENSES:
   Property operating expenses                          5,678,000         4,069000       15,820,000       12,385,000
   Depreciation and amortization                        2,231,000        1,598,000        6,482,000        4,718,000
   General and administrative expenses                    852,000          891,000        2,458,000        2,575,000
   Interest expense                                     2,457,000        2,222,000        6,292,000        6,729,000
   Provision for losses on investments                       --               --               --            500,000
                                                     ------------     ------------     ------------     ------------
                                                       11,218,000        8,780,000       31,052,000       26,907,000
                                                     ------------     ------------     ------------     ------------

         Income before equity in
           unconsolidated entities, gains on
           sales of interests in real estate
           and minority interest in operating
           partnership                                  3,695,000        1,371,000       11,424,000        3,515,000

EQUITY IN INCOME OF PREIT-RUBIN, INC. (Notes 2
   and 3)                                               1,133,000             --            274,000             --

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT
   VENTURES (Note 4)                                    1,343,000          850,000        4,032,000        3,011,000

GAINS (LOSS) ON SALES OF INTERESTS IN REAL ESTATE       1,277,000         (392,000)       3,043,000        1,069,000
                                                     ------------     ------------     ------------     ------------

         Income before minority interest
            in operating partnership                    7,448,000        1,829,000       18,773,000        7,595,000

MINORITY INTEREST IN OPERATING PARTNERSHIP               (432,000)            --           (961,000)            --
                                                     ------------     ------------     ------------     ------------
NET INCOME                                           $  7,016,000     $  1,829,000     $ 17,812,000     $  7,595,000
                                                     ============     ============     ============     ============
BASIC INCOME PER SHARE (Note 5)                      $        .53     $        .21     $       1.34     $        .88
                                                     ============     ============     ============     ============
DILUTED INCOME PER SHARE (Note 5)                    $        .53     $        .21     $       1.34     $        .87
                                                     ============     ============     ============     ============


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Notes 1 and 7)

                                                                                   Nine Months Ended
                                                                             ----------------------------------
                                                                             September 30,          August 31,
                                                                                  1998                 1997
                                                                             -------------         ------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  17,812,000         $   7,595,000
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest in operating partnership                                  961,000                  --
       Depreciation and amortization                                             6,482,000             4,719,000
       Gains on sales of interests in real estate                               (3,043,000)           (1,069,000)
       Equity in income of PREIT-RUBIN, Inc.                                      (274,000)                 --
       Decrease in allowance for possible losses                                  (143,000)             (666,000)
       Provision for possible losses                                                  --                 500,000
       Issuance of compensatory stock options                                         --                 300,000
       Change in assets and liabilities--
         Rents and sundry receivables                                           (1,246,000)               27,000
         Deferred costs, prepaid real estate taxes and expenses                 (2,807,000)               13,000
         Accrued pension and retirement benefits                                   (26,000)               21,000
         Accrued expenses and other liabilities                                  2,085,000               509,000
         Tenants' deposits and deferred rents                                       40,000               145,000
         Other                                                                     179,000               108,000
                                                                             -------------         -------------
                  Net cash provided by operating activities                     20,020,000            12,202,000
                                                                             -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly owned real estate                                    (100,784,000)           (2,906,000)
   Investments in property under development                                   (19,435,000)                 --
   Investment in and advances to PREIT-RUBIN, Inc.                                (500,000)                 --
   Investments in partnerships and joint ventures                               (9,938,000)           (2,593,000)
   Decrease in notes receivable                                                       --               1,649,000
   Cash proceeds from sale of interest in partnership                            3,008,000             2,069,000
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                 496,000             1,800,000
   Deposit on agreement to purchase                                                   --              (5,336,000)
   Other                                                                           (19,000)           (1,682,000)
                                                                             -------------         -------------
                  Net cash used in investing activities                       (127,172,000)           (6,999,000)
                                                                             -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                             (1,034,000)             (956,000)
   Repayment of mortgage notes payable                                         (33,680,000)                 --
   Proceeds from bank loans payable                                            111,686,000             6,943,000
   Proceeds from mortgage loans payable                                         51,014,000                  --
   Repayment of bank loans payable                                                (241,000)                 --
   Shares of beneficial interest issued                                            206,000               142,000
   Payment of equity offering costs                                             (1,076,000)              278,000
   Distributions paid to shareholders                                          (18,750,000)          (12,238,000)
   Distributions paid to OP Unit holders                                          (963,000)                 --
                                                                             -------------         -------------
                  Net cash provided by (used in) financing activities          107,162,000            (5,831,000)
                                                                             -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                10,000              (628,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,324,000             2,026,000
                                                                             -------------         -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   1,334,000         $   1,398,000
                                                                             =============         =============

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND AUGUST 31, 1997


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

Certain reclassifications of prior period amounts have been made to conform with the current periods' presentation.

2.       THE TRO TRANSACTION:

On September 30, 1997, the Registrant completed a series of related transactions pursuant to which the Registrant: (i) transferred substantially all of its real estate interests to a newly formed operating partnership (the "Operating Partnership"), of which the Registrant is the sole general partner; (ii) the Operating Partnership acquired all of the non-voting common shares of The Rubin Organization, Inc. ("TRO"), a commercial real estate development and management firm (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN, Inc. in exchange for the issuance of 200,000 Class A Operating Partnership ("OP") Units and a provision to issue up to 800,000 additional Class A OP Units over the next five years according to a formula based upon the Company's per share growth in adjusted funds from operations; (iii) the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall and Springfield Park; (iv) the Operating Partnership agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center, for which construction is complete, and Northeast Tower Center, which is currently under construction, at prices based upon a pre-determined formula; and (v) the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex.

All of the acquisitions described above have been recorded by the Registrant using the purchase method of accounting. The Registrant accounts for its non-controlling investment in PREIT-RUBIN, Inc. using the equity method. The excess of purchase price of PREIT-RUBIN, Inc. over the fair value of net tangible assets acquired is being amortized over thirty-five years.

The following table summarizes the consideration paid to acquire the assets and businesses described above:

                                                                         Net              Other          Total
                                      Class A         Cash Paid      Liabilities       Transaction     Purchase
                                     OP Units        (Received)        Assumed            Costs          Price
                                     --------        ----------        -------         -----------      ---------

Investment in
    PREIT-RUBIN, Inc.            $   4,680,000      $  (878,000)   $         --       $   793,000    $  4,595,000
Investment in The Court at
    Oxford Valley                    5,458,000          683,000              --           688,000       6,829,000
Magnolia Mall                        5,000,000       15,165,000       25,154,000          977,000      46,296,000
North Dartmouth Mall                       --        35,000,000              --           986,000      35,986,000
Development Properties                     --         6,446,000              --         1,859,000       8,305,000
                                 -------------      -----------    -------------      -----------    ------------

                                 $  15,138,000      $56,416,000    $  25,154,000      $ 5,303,000    $102,011,000
                                 =============      ===========    =============      ===========    ============


3.       INVESTMENT IN PREIT-RUBIN, INC.:

PREIT-RUBIN, Inc. is responsible for various activities including: management, leasing and real estate development of the Registrant's properties and for properties on behalf of third parties. Total management fees paid by the Registrant's properties to PREIT-RUBIN, Inc. are included in property operating expenses in the accompanying consolidated statements of income and amounted to $66,000 and $158,000 for the three and nine-month periods ended September 30, 1998, respectively.

Summarized unaudited financial information for PREIT-RUBIN, Inc., as of and for the three and nine-month periods ended September 30, 1998, is as follows:

                                                                      For the Nine     For the Three
                                                                      Months Ended     Months Ended
                                                                      September 30,    September 30,
                                                                          1998             1998
                                                                     --------------    -----------
               Total assets                                            $13,332,000      $13,332,000
                                                                       -----------      -----------
               Management fees                                           3,663,000        1,186,000
               Leasing commissions                                       6,736,000        4,235,000
               Development fees                                          1,001,000          438,000
               Other revenues                                            2,201,000          747,000
                                                                     -------------    -------------
               Total revenue                                           $13,601,000      $ 6,606,000
               Net income                                              $   288,000      $ 1,193,000
                                                                       -----------      -----------
               Registrant's share of net income                        $   274,000      $ 1,133,000
                                                                       ===========      ===========

4.       INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 25 partnerships and joint ventures and 4 properties under development at September 30, 1998, and 22 partnerships and joint ventures at August 31, 1997, and the Registrant's equity in income for the nine months ended September 30, 1998 and August 31, 1997:


                                                                            September 30,         August 31,
                                                                                1998                  1997
                                                                            -------------         ----------
                                                                                       (Unaudited)
                                ASSETS

INVESTMENTS IN REAL ESTATE, AT COST:
   Retail properties                                                      $ 169,151,000          $ 117,960,000
   Multifamily properties                                                   102,022,000            107,604,000
   Industrial property                                                        1,276,000              1,264,000
   Properties under development                                              22,997,000                   --
   Land                                                                       4,446,000              4,446,000
                                                                          -------------          -------------

                  Total investments in real estate                          299,892,000            231,274,000

   Less- Accumulated depreciation                                            71,760,000             71,938,000
                                                                          -------------          -------------

                                                                            228,132,000            159,336,000
CASH AND CASH EQUIVALENTS                                                     6,345,000              6,031,000
DEFERRED COSTS, PREPAID REAL ESTATE TAXES AND EXPENSES, AND OTHER
   ASSETS, NET                                                               21,546,000              8,528,000
                                                                          -------------          -------------

                  Total assets                                            $ 256,023,000          $ 173,895,000
                                                                          =============          =============

                   LIABILITIES AND PARTNERS' EQUITY

MORTGAGE NOTES PAYABLE                                                    $ 202,436,000          $ 162,097,000
BANK LOANS PAYABLE                                                            6,827,000              8,770,000
DUE TO THE TRUST                                                              3,498,000              3,118,000
OTHER LIABILITIES                                                             7,535,000              4,341,000
                                                                          -------------          -------------

                  Total liabilities                                         220,296,000            178,326,000
                                                                          -------------          -------------

NET EQUITY (DEFICIT)                                                         35,727,000             (4,431,000)
PARTNERS' SHARE                                                             (11,746,000)            (5,470,000)
                                                                          -------------          -------------
INVESTMENT IN PARTNERSHIPS AND JOINT VENTURES
                                                                          $  23,981,000          $   1,039,000
                                                                          =============          =============

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES


                                                 Three Months Ended                     Nine Months Ended
                                           ---------------------------------   ---------------------------------
                                           September 30,        August 31,       September 30,       August 31,
                                                1998               1997               1998              1997
                                           -------------        ----------       -------------       ----------

Gross revenues from real estate             $ 13,703,000        $ 13,036,000      $ 41,750,000       $ 38,901,000
                                            ------------        ------------      ------------       ------------

Expenses:
    Property operating expenses                4,917,000           5,214,000        15,021,000         15,572,000
    Mortgage and bank loan interest            4,043,000           3,306,000        12,369,000         10,011,000
    Refinancing prepayment penalty                  --               800,000              --            1,838,000
    Depreciation and amortization              2,021,000           1,910,000         6,175,000          5,221,000
                                            ------------        ------------      ------------       ------------

                                              10,981,000          11,230,000        33,565,000         32,642,000
                                            ------------        ------------      ------------       ------------

                                               2,722,000           1,806,000         8,185,000          6,259,000
Partners' share                               (1,379,000)           (956,000)       (4,153,000)        (3,248,000)
                                            ------------        ------------      ------------       ------------

Equity in income of partnerships
    and joint ventures                      $  1,343,000        $    850,000      $  4,032,000       $  3,011,000
                                            ============        ============      ============       ============


5.       EARNINGS PER SHARE:

In 1997, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The adoption of this statement had no impact on previously reported earnings per share for the nine months ended August 31, 1997.



                                         For the Three Months Ended                       For the Nine Months Ended
                                             September 30, 1998                               September 30, 1998
                                -------------------------------------------     ------------------------------------------
                                                                   Per Share                                     Per Share
                                    Income           Shares          Amount          Income         Shares        Amount
                                    ------           ------        ---------         ------         ------      ----------
BASIC EARNINGS PER SHARE:
         Net income             $   7,016,000       13,299,723     $   .53      $   17,812,000     13,296,405     $  1.34
                                =============    =============     =======      ==============  =============     =======

DILUTED EARNINGS PER SHARE:
     Net income                 $   7,016,000       13,299,723                      17,812,000     13,296,405
     Effect of share options
       issued                             --            18,222                             --          23,548
                                -------------    -------------                  --------------  -------------
                                $   7,016,000       13,317,945     $   .53      $   17,812,000     13,319,953     $  1.34
                                =============    =============     =======      ==============  =============     =======


                                         For the Three Months Ended                       For the Nine Months Ended
                                               August 31, 1997                                  August 31, 1997
                                -------------------------------------------------------------------------------------------------
                                                                 Per Share                                      Per Share
                                    Income           Shares        Amount          Income         Shares         Amount
                                    ------           ------      ---------         ------         ------        ---------
BASIC EARNINGS PER SHARE:
         Net income             $   1,829,000        8,679,473     $   .21      $    7,595,000      8,678,560     $   .88
                                =============    =============     =======      ==============  =============     =======

DILUTED EARNINGS PER SHARE:
     Net income                 $   1,829,000        8,679,473                       7,595,000      8,678,560
     Effect of share options
       issued                             --            20,209                             --          14,862
                                -------------    -------------                  --------------  -------------

                                $   1,829,000        8,699,682     $   .21      $    7,595,000      8,693,422     $   .87
                                =============    =============     =======      ==============  =============     =======

6.       DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                                                   Amount
                                                                                                    Per
              Date Declared                  Record Date               Payment Date                Share
            -----------------            -----------------          -----------------              ------

            October 13, 1998             November 30, 1998          December 15, 1998               $.47

            October 14, 1997             November 28, 1997          December 15, 1997               $.47

7.       CASH FLOW INFORMATION:

Cash paid for interest was $5,961,000 and $6,619,000, net of capitalized interest of $1,190,000, and $0 for the nine months ended September 30, 1998 and August 31, 1997, respectively.

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

On July 15, 1998, PREIT-RUBIN, Inc. granted to certain key employees approximately 138,000 options to acquire shares of beneficial interest in the Registrant. Concurrent with this transaction, the Registrant sold an option to PREIT-RUBIN, Inc. to purchase the equivalent number of shares.

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

On May 12, 1998, a partnership in which the Registrant owns a 50% interest acquired a shopping center in Springfield, Pennsylvania for $7.3 million in cash of which the Registrant's share is approximately $3.7 million.

On July 21, 1998, the Registrant acquired Foulk Plaza (subsequently renamed "Brandywood Plaza") located in Wilmington, Delaware for a purchase price of approximately $4.3 million consisting of $1.3 million in cash and $3.0 million through the issuance of OP units.

On August 7, 1998, the Registrant acquired all of the partnership interest in a partnership that owns The Woods Apartments located in Ambler, Pennsylvania for a purchase price of approximately $21.2 million consisting of $12.2 million in cash, $1.7 million paid through the issuance of OP units and $7.3 million through the assumption of debt.

On August 27, 1998, the Registrant acquired Festival at Oaklands Shopping Center (subsequently renamed, "Festival at Exton") located in Exton, Pennsylvania for a cash purchase price of approximately $17.7 million.

On September 17, 1998, the Registrant acquired all of the beneficial interests in a trust that owns Prince Georges Plaza located in Hyattsville, Maryland for a purchase price of approximately $65.0 million, consisting of $19.0 million in cash, $3.0 million paid through the issuance of OP units and $43.0 million, through the assumption of debt.

The following unaudited pro forma financial information of the Registrant for the nine-month period ended September 30, 1998 and August 31, 1997 gives effect to the properties acquired through September 30, 1998 and the offering of Common Shares during 1997 as if the purchases and offering had occurred on December 1, 1996.

                                                     Nine Months Ended
                                          --------------------------------------
                                          September 30, 1998     August 31, 1997
                                          ------------------     ---------------
                                          (In thousands, except per share data)
                                                     (unaudited)
Pro forma total revenues                      $53,290                $51,417
Pro forma net income                          $18,011                $11,930
Basic pro forma net income per
  Common Share                                $  1.35                $   .90
Diluted pro forma net income per
  Common Share                                $  1.35                $   .90

All acquisitions described above were accounted for by the purchase method. The results of operations for each of the acquired properties have been included from the respective purchase dates. All pro forma financial information presented within this footnote is unaudited and is not necessarily indicative of the results which actually would have occurred if the acquisitions had been consummated on the respective dates indicated, nor does the pro forma information purport to represent the results of operations for future periods.

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

In May 1998, the EITF reached consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." EITF 98-9 requires a lessor to defer recognition of contingent rental income (primarily percentage rental revenues) in interim periods until the specified target that triggers the contingent rental income is achieved. The Registrant adopted the provisions of this pronouncement during the second quarter.

During the three-month and nine-month periods ended September 30, 1998, the Registrant recorded $79,000 and $741,000, respectively, of percentage rental revenues. Had the Registrant accounted for percentage rental revenues on the same basis as in the prior fiscal year, the Registrant would have recorded $366,000 and $615,000 of additional rental revenues for the respective three-month and nine-month periods ended September 30, 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. This Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Registrant's election, before January 1, 1998).

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



The TRO Transaction

On September 30, 1997, the Registrant acquired The Rubin Organization, Inc. ("TRO," renamed "PREIT-RUBIN, Inc."), a commercial property development and management firm, and certain related real estate interests (the "TRO Transaction").

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

On March 20, 1998, the Registrant borrowed $33.7 million under the Credit Facility to repay the term loan outstanding which matured in March 1998. The term loan accrued interest at a fixed rate of 8.62% and was secured by three properties. At September 30, 1998, the interest rate on the Credit Facility was 6.93%.

As of September 30, 1998, $122.0 million of borrowings under the Credit Facility were outstanding ($116.0 million directly by the Operating Partnership and $6.0 million through partnerships and joint ventures) and, subject to the terms and conditions of the Credit Facility, up to $27.0 million was available to fund property acquisitions, scheduled debt maturities and other uses.

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

Acquisitions and Dispositions

The Registrant is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, the Registrant has stated that a key corporate goal is to gain managerial control of all of its assets. In certain cases where existing joint venture assets are controlled by outside partners the Registrant is evaluating the possible acquisition of the outside interests. In certain cases where that opportunity does not exist, the Registrant is considering the disposition of its interests. There can be no assurance that the Registrant will consummate any such acquisition or disposition.

In addition to acquisitions previously disclosed in Footnote 9 of the Consolidated Financial Statements, the following is a summary of the completed acquisition transactions through the date of this report (in thousands):

Completed Acquisitions

                                                                         Capital Resources
                                    Property Location             -----------------------------
Acquisition        Property      ---------------------  Purchase    Credit   Assumed      OP
    Date             Type             City       State    Price    Facility   Debt       Units       Reference
-----------   -----------------  ------------ --------  --------  ---------  -------  ---------  -------------

   7/21/98    Shopping Center    Wilmington      DE    $   4,300   $ 1,300 $     --   $   3,000  See Footnote 9

   8/07/98    Apartments         Ambler          PA       21,200    12,200     7,300      1,700  See Footnote 9

   8/27/98    Shopping Center    Exton           PA       17,700    17,700       --         --   See Footnote 9

   9/17/98    Regional Mall      Hyattsville     MD       65,000    19,000    43,000      3,000  See Footnote 9
                                                       ---------  -------- ---------  ---------

Total Completed Acquisitions                           $ 108,200  $ 50,200 $  50,300  $   7,700
                                                       =========  ======== =========  =========

The combined impact of the Registrant's normal working capital requirements and the completion of the acquisitions detailed above reduced the availability under the line of credit to $27.0 million.

Management believes those amounts available under the Credit Facility together with amounts, which may be acquired through public and private offerings of debt and/or equity securities will be sufficient to finance acquisitions and developments. However, there can be no assurance that these sources of financing will be available and the inability to obtain this capital could an adverse impact on the Registrant's ability to fund its acquisition and development activities.

Dispositions

Consistent with management's long-term strategic plan to review and evaluate all joint venture real estate holdings, on July 24, 1998 the Registrant sold its 25% partnership interest in Punta Gorda Mall in Punta Gorda, Florida and Ormond Beach Mall in Daytona Beach, Florida. The total gain on the sales of these properties was approximately $1.3 million. These proceeds were applied to reduce the Registrant's line of credit.

Development, Expansions and Renovations

The Registrant is involved in a number of ongoing development and redevelopment projects which will call upon the capital resources of the Registrant. In each case, the Registrant will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Registrant's flexibility in funding the project may be constrained by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects.

Funds from operations ("FFO") increased by $9,996,000 for the nine months ended September 30, 1998, as compared to the nine months ended August 31, 1997, as follows:

                                                              Three Months Ended             Nine Months Ended
                                                          --------------------------   ----------------------------
                                                           September 30,   August 31,   September 30,    August 31,
                Funds from Operations(1)                       1998           1997          1998             1997
----------------------------------------------------      -------------  ------------  --------------   ------------

Income before minority interest in operating
 partnership                                              $ 7,448,000    $ 1,829,000   $  18,773000      $ 7,595,000

Less- (Gains) loss on sales of interests in real estate    (1,277,000)       392,000     (3,043,000)      (1,069,000)

Add-  Provision for losses on investments                         --             --             --           500,000
        Depreciation and amortization-
          Wholly owned and consolidated partnerships,
             net                                            2,151,000      1,528,000      6,328,000        4,515,000
          Unconsolidated partnerships and joint ventures      985,000        926,000      2,992,000        2,528,000
          Refinancing prepayment fees                             --         400,000            --           919,000
          Excess purchase price over net assets acquired       29,000            --          87,000              --
Less- Depreciation of non-real estate assets                  (57,000)       (57,000)      (171,000)        (170,000)
        Amortization of deferred financing costs             (117,000)       (70,000)      (360,000)        (208,000)
                                                          -----------    -----------   ------------      -----------
Funds from operations                                     $ 9,162,000    $ 4,948,000   $ 24,606,000      $14,610,000
                                                          ===========    ===========   ============      ===========

Weighted average number of shares outstanding              13,299,723      8,679,473     13,296,405        8,678,560

Weighted average effect of full conversion of OP Units        811,465            --         701,951              --
                                                          -----------    -----------   ------------     ------------
                                                           14,111,188      8,679,473     13,998,356        8,678,560
                                                          ===========    ===========   ============     ============

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

Net cash provided by operating activities increased to $20,020,000 from $12,202,000 for the nine months ended September 30, 1998, as compared to the nine months ended August 31, 1997. The increase is primarily attributable to additional net operating income, provided by Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997 and the acquisitions described in footnote 9 of the consolidated financial statements.

Net cash used in investing activities was $127,172,000 for the nine months ended September 30, 1998, as compared to $6,999,000 for the nine months ended August 31, 1997. Investing activities in the 1998 period include the acquisitions described in footnote 9 of $97.0 million and payment of costs related to properties under development of $19,435,000 and investments in partnerships and joint ventures of $9,938,000 and includes $3 million proceeds from the sale of Charter Pointe Apartments in Altemonte Springs, Punta Gorda Mall in Punta Gorda, Florida and Ormond Beach Mall in Daytona Beach, Florida. Investing activities in the 1997 period include deposits to acquire real estate of $5.3 million and invested $5.5 million in real estate and joint ventures and includes proceeds from sales of real estate and note receivable collection of $3.7 million.

Net cash provided by financing activities was $107,162,000 for the nine months ended September 30, 1998, as compared to net cash used of $5,831,000 for the nine months ended August 31, 1997. Financing activities in the 1998 period include proceeds from the Registrant's Credit Facility in the amount of $111.7 million of which $33.7 million was used to repay bank mortgage notes payable and proceeds from mortgage loans payable of $51.0 million, dividends paid to shareholders and OP unit holders of approximately $19.7 million and payment of equity offering costs of $1 million. Financing activities in the 1997 period include dividends paid to shareholders in the amount of $12.2 million.

Results of Operations

Three-Month Periods Ended September 30, 1998 and August 31, 1997

Gross revenues from real estate increased by $4,653,000 to $14,768,000 for the three-month period ended September 30, 1998, as compared to the three-month period ended August 31, 1997. The 1998 period included $4,475,000 of revenues attributable to Magnolia Mall and North Dartmouth Mall, which the Registrant acquired on September 30, 1997 and the acquisition of The Woods Apartments, Festival at Exton and Prince Georges Plaza which were acquired during the third quarter. Revenues from properties owned during both periods increased by $178,000 primarily as a result of an increase in apartment revenues of $263,000. During the second quarter, the Registrant adopted the provisions of Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This pronouncement requires a lessor to defer recognition of contingent rental income in interim periods until all specified targets or thresholds which trigger additional rental amounts are achieved.

During the three-month and nine-month periods ended September 30, 1998, the Registrant recorded $79,000 and $741,000, respectively, of percentage rental revenues. Had the Registrant accounted for percentage rental revenues on the same basis as in the prior fiscal year, the Registrant would have recorded $366,000 and $615,000 of additional rental revenues for the respective three-month and nine-month periods ended September 30, 1998.

Property operating expenses increased by $1,609,000 to $5,678,000. The 1998 period included $1,419,000 of expenses attributable to Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997 and the acquisition of The Woods Apartments, Festival at Exton and Prince Georges Plaza. Operating expenses from properties owned during both periods increased by $68,000 primarily due to increases in operating costs for apartments.

Depreciation and amortization increased by $633,000 to $2,231,000 primarily as a result of depreciation of $558,000 on the addition of the Magnolia Mall and North Dartmouth Mall properties and the acquisition of The Woods Apartments, Festival at Exton and Prince Georges Plaza and increased amortization of financing costs. Depreciation and amortization during both periods increased by $75,000.

Interest expense increased by $235,000 to $2,457,000. Interest expense attributable to properties increased by $581,000 due to the acquisition of Magnolia Mall, which the Registrant acquired on September 30, 1997 and the acquisition of The Woods Apartments and Prince Georges Plaza offset by the repayment of the mortgage on Cobblestone Apartments in December 1997. Interest expense incurred against the Registrant's Credit Facility decreased by $346,000 as a result of interest savings from the repayment of amounts borrowed under the Credit Facility from proceeds of a public offering in December 1997.

Equity in income of partnerships and joint ventures increased by $493,000 to $1,343,000 as a result of the Registrant's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997 and Springfield Mall, acquired during the second quarter, which contributed $208,000 for the period. Equity in the income of properties owned during both periods increased by $285,000. This increase is net of $191,000 which is the result of lower net income from Whitehall Mall and Palmer Park Mall, both properties which are currently being redeveloped.

Equity in net income of PREIT-RUBIN for the 1998 period was $1,133,000.

The gains on the sale of interest in real estate of $1,277,000 in the 1998 period relates to the sale of the Registrant's interest in Punta Gorda Mall located in Punta Gorda, Florida and Ormond Beach Mall located in Daytona Beach, Florida.

Minority interest in the operating partnership increased $432,000 as a result of the Class A OP units issued in connection with the TRO Transaction and OP units issued in connection with three 1998 acquisitions.

Net income for the quarter ended September 30, 1998 increased to $7,016,000 from $1,829,000 as reported in the comparable period in the prior year.

Results of Operations

Nine-Month Periods Ended September 30, 1998 and August 31, 1997

Gross revenues from real estate increased by $11,813,000 to $42,076,000 for the nine-month period ended September 30, 1998, as compared to the nine-month period ended August 31, 1997. The 1998 period included $11,443,000 of revenues attributable to Magnolia Mall and North Dartmouth Mall, which the Registrant acquired on September 30, 1997 and the acquisitions of The Woods Apartments, Festival at Exton and Prince Georges Plaza. Revenues from properties owned during both periods increased by $370,000 primarily as a result of an increase in apartment revenues of $442,000. During the second quarter, the Registrant adopted the provisions of Emerging Issues Task Force Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This pronouncement requires a lessor to defer recognition of contingent rental income in interim periods until all specified targets or thresholds which trigger additional rental amounts are achieved. As a result of the adoption of this pronouncement, the Registrant did not accrue approximately $616,000 of additional percentage rental revenue in the current interim period.

Property operating expenses increased by $3,435,000 to $15,820,000. The 1998 period included $3,573,000 of expenses attributable to Magnolia Mall and North Dartmouth Mall which the Registrant acquired on September 30, 1997 and the acquisitions of The Woods Apartments, Festival at Exton and Prince Georges Plaza. Operating expenses from properties owned during both periods decreased by $209,000 primarily due to decreases in utilities for apartments.

Depreciation and amortization increased by $1,764,000 to $6,482,000 primarily as a result of depreciation of $1,526,000 on the addition of the Magnolia Mall and North Dartmouth Mall properties and the acquisitions of The Woods Apartments, Festival at Exton and Prince Georges Plaza and increased amortization of financing costs. Depreciation from properties owned during both periods increased by $238,000.

Interest expense decreased by $437,000 to $6,292,000. Interest expense attributable to properties increased by $1,768,000 due to the acquisition of Magnolia Mall, which the Registrant acquired on September 30, 1997 and the acquisitions of The Woods Apartments and Prince Georges Plaza offset by the repayment of the mortgage on Cobblestone Apartments in December 1997.

Equity in income of partnerships and joint ventures increased by $1,021,000 to $4,032,000 The Registrant's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997, and Springfield Mall acquired in the second quarter contributed additional income of $484,000, while the non-recurrence in the 1997 period of a prepayment penalty due to the refinancing of debt at Regency Apartments increased income by $919,000. Equity in the income of properties owned during both periods decreased by $382,000, as the result of a decrease of $674,000 in net income from Whitehall Mall and Palmer Park Mall, both properties which are currently being redeveloped, which decrease was partially offset by an increase in net income from the remaining properties owned during both periods of $292,000.

Equity in net income of PREIT-RUBIN for the 1998 period was $274,000.

The gains on the sale of interest in real estate of $3,043,000 in the 1998 period relates to the sale of the Registrant's interest in Charter Pointe Apartments in Altemonte Springs, Florida. Punta Gorda Mall in Punta Gorda, Florida and Ormond Beach Mall located in Daytona Beach, Florida.

Minority interest in the operating partnership increased to $961,000 as a result of the Class A OP units issued in connection with the TRO Transaction and OP units issued in connection with three 1998 acquisitions.

Net income for the nine months ended September 30, 1998 increased to $17,812,000 from $7,595,000 as reported in the comparable period in the prior year.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. Those programs were designed and developed at a time when data storage was expensive, and the impact of the upcoming century change was not considered. If not corrected, many programs may fail or provide inaccurate results at the turn of the century. The Registrant uses information systems and control systems which may be affected by the two digit date.

The Registrant has established a Year 2000 Remediation Plan consisting of the following phases: inventorying systems and devices (including information technology ("IT") and non-IT systems) that are vulnerable to the Year 2000 problem, assessment of the criticality of the inventoried items, remediation of the non compliant items, and testing of the corrections that have been applied. The Registrant has completed the first phase of its Remediation Plan for IT systems and has determined that all mission critical systems are Year 2000 compliant. In addition, the Registrant has begun the first phase of its Remediation Plan for its non-IT systems (such as elevators, HVAC and lighting systems) and is currently completing an inventory of non-IT systems and assessing the potential risks of noncompliance. Business partners, suppliers and tenants are also being surveyed relative to their Year 2000 compliance to mitigate the potential impact of Year 2000 issues. The amount of remediation effort is not anticipated to be extensive due to the Registrant's use of readily available, off-the-shelf software and hardware products that are supported by the manufacturers. After evaluating the Registrant's required compliance efforts, appropriate contingency plans will be developed based on the outcome of the assessment phase and the survey of its major suppliers. The Registrant expects to complete the Year 2000 Remediation Plan, including final testing by the beginning of the fourth quarter of 1999.

Management has determined the approximate total cost of its Year 2000 Remediation Plan and the potential related impact on operations. Amounts incurred to date have been less than $100,000 and the estimated remaining expenses of Year 2000 remediation are also expected to be less than $100,000. All costs related to Year 2000 remediation are expensed as incurred.

Although the Registrant believes its Year 2000 Remediation Plan is adequate to address the Year 2000 issue, there can be no assurance to that effect. If the required remediation efforts are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Registrant.

Forward-Looking Statements

The matters discussed in this report, as well as news releases issued from time to time by the Registrant include use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning the Registrant's planned acquisition, development and divestiture activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Registrant disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          4.1 First Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P. dated as of July 15, 1998.

          4.2 Second Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P. dated as of July 15, 1998.

          4.3 Third Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P. dated as of October 13, 1998.

          27   Financial Data Schedule

(b)      Reports on Form 8-K:

               (i) Report on Form 8-K dated August 7, 1998 and filed on August 13, 1998, as amended by Form 8-K/A dated August 7, 1998 and filed on September 29, 1998.

               (ii) Report on Form 8-K dated August 27, 1998 and filed on
                    October 9, 1998, as amended by Form 8-K/A-1 dated August 27, 1998 and filed on November 9, 1998.

              (iii) Report on Form 8-K dated September 17, 1998 and filed on
                    October 2, 1998, as amended by Form 8-K/A dated September 17, 1998 and filed on November 9, 1998.

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










                                      PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                                     Registrant



                                      By /s/ Ronald Rubin
                                      -------------------------------------
                                              Ronald Rubin
                                          Chief Executive Officer



                                      By /s/ Edward A. Glickman
                                      -------------------------------------
                                              Edward A. Glickman
                                        Executive Vice President and
                                           Chief Financial Officer



                                      By /s/ Dante J. Massimini
                                      -------------------------------------
                                               Dante J. Massimini
                                       Senior Vice President and Treasurer



Date:  November 13, 1998

                                 Exhibit Index
                                 -------------

Exhibit
Number          Description
-------         -----------

 4.1 First Amendment to First Amended and Restated Agreement of Limited Partnership

 4.2 Second Amendment to First Amended and Restated Agreement of Limited Partnership

 4.3 Third Amendment to First Amended and Restated Agreement of Limited Partnership

 27             Financial Data Schedule