Form 10-K
period 1998-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1999-03-31
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    FORM 10-K
                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______________to _______________

                           Commission File No. 1-6300

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Pennsylvania                                    23-6216339
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or                (IRS Employer
                  organization)                              Identification No.)

The Bellevue
200 S. Broad St.
Philadelphia, Pennsylvania                                          19102
---------------------------------------                          ----------
(address of principal executive office)                          (Zip Code)

Trust's telephone number, including area code:  (215) 875-0700
                                                --------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of Each Class                          on which registered
          -------------------                         ---------------------
Shares of Beneficial Interest, par value             New York Stock Exchange
            $1.00 per share

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Trust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value, as of March 26, 1999, of the voting shares held by non-affiliates of the Registrant was $228,308,972.32. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 31, 1999, 13,314,223 Shares of Beneficial Interest, par value $1.00 per share (the "Shares"), of the Trust were outstanding.

                       Documents Incorporated by Reference

The Registrant's definitive proxy statement for its April 29, 1999 Annual Meeting is incorporated by reference in Part III hereof.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                              --------------------

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               -------------------

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----

Item 1.  Business..............................................................2

Item 2.  Properties...........................................................24

Item 3.  Legal Proceedings....................................................25

Item 4.  Submission of Matters to a Vote of
            Security Holders..................................................25

                                     PART II

Item 5.  Market for the Trust's Common Equity and Related Stockholder
            Matters...........................................................26

Item 6.  Selected Financial Data..............................................28

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................29

Item 7A. Quantitative and Qualitative Disclosure About Market Risk............41

Item 8.  Financial Statements and Supplementary Data..........................42

Item 9.  Disagreements on Accounting and Financial Disclosure.................42

                                    PART III

Item 10. Trustees and Executive Officers of the Trust  .......................42

Item 11. Executive Compensation. . ...........................................42

Item 12. Security Ownership of Certain Beneficial Owners and Management.......43

Item 13. Certain Relationships and Related Transactions.......................43

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....44

Item 1.  Business

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust (the "Trust"), conducts substantially all of its operations through PREIT Associates, L.P., a Delaware limited partnership (the "Operating Partnership"). As used herein, the term "Company" includes Pennsylvania Real Estate Investment Trust, the Operating Partnership and their subsidiaries and affiliates, including PREIT-RUBIN, Inc. (formerly The Rubin Organization, Inc.), a commercial property development and management firm in which the Trust owns 95% of the economic interests in the form of non-voting common shares (together with its predecessors, the "Management Company"). The Management Company, prior to September 30, 1997, is sometimes referred to herein as "TRO."

The Trust

         The Trust, which is organized as a business trust under Pennsylvania law, is a fully integrated, self-administered and self-managed real estate investment trust ("REIT"), founded in 1960, which acquires, develops, redevelops and operates retail and multifamily properties.

         The Trust owns interests in 20 shopping centers (the "Existing Retail Properties") containing an aggregate of approximately 8.0 million square feet, 19 multifamily properties (the "Multifamily Properties") containing 7,243 units, six industrial properties with an aggregate of approximately 700,000 square feet and three parcels of undeveloped land. In addition, the Trust has entered into an agreement to acquire an interest in a shopping center containing an aggregate of approximately 340,000 square feet (the "Acquisition Property"). The Trust also owns interests in five shopping centers under development (the "Development Properties"), which are expected to contain an aggregate of approximately 2.2 million square feet upon completion. Two of the Development Properties are under construction currently and the Trust anticipates currently that the remaining three Development Properties will be completed during the year 2000. There is no assurance that all five Development Properties will be completed successfully.

         The Trust also provides management, leasing and development services to 33 retail properties containing approximately 13.3 million square feet, 8 office buildings containing approximately 2.5 million square feet and 4 mulitfamily properties with approximately 0.8 million square feet for affiliated and third-party owners.

Change in Fiscal Year

         The Trust changed its fiscal year from August 31 to December 31, commencing with the year ending December 31, 1998.

Recent Developments

         Warrington Acquisition

         On January 14, 1999, the Company, through two subsidiaries, completed the acquisition of two separate interests in certain real property located in Warrington Township, Bucks County, Pennsylvania. PR Warrington Limited Partnership acquired a unit in a condominium created by PR Warrington Limited Partnership, Dayton Hudson Corporation ("Target") and Lowe's Home Centers, Inc. ("Lowes"). PR Warrington, Target and Lowe's have obtained land development approval from Warrington Township to develop the property as a shopping center. PR Warrington Limited Partnership is a Pennsylvania limited partnership whose general partner is PR Warrington LLC, a Pennsylvania limited liability company, whose sole member is the Operating Partnership. The sole limited partner of PR Warrington Limited Partnership is the Operating Partnership.

         PR Titus Limited Partnership acquired fee title to vacant land containing approximately 17.5 acres adjacent to the condominium property. The general partner of PR Titus Limited Partnership is PR Titus LLC, whose sole member is the Operating Partnership. The sole limited partner of PR Titus Limited Partnership is the Operating Partnership. PR Warrington Limited Partnership and PR Titus Limited Partnership each acquired its interest for cash.

         Finally, the Operating Partnership acquired a right of first refusal to acquire another tract adjoining the condominium property containing approximately 64 acres.

Structure Of The Trust

         The Operating Partnership holds substantially all of the Trust's assets. As the sole general partner of the Operating Partnership, the Trust has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain limited exceptions. The Trust currently owns 92.1% of the Operating Partnership. The Trust anticipates that all acquisitions of interests in real estate will be owned, directly or indirectly, by the Operating Partnership. Set forth below is a diagram of the ownership structure of the Trust as of December 31, 1998.

                           +--------------------------+
                           | Pennsylvania Real Estate |
                           |  Investment Trust (1)    |
                           +--------------------------+
                                       | 92.1%
                                       |
                                       |
                                       |     +------------+
                                       |     | Minority   |
                                       |     | Limited    |
                                       |     | Partners(2)|
                                       |     +------+-----+
 +----------------+                    |            | 7.9%
 | Employee Stock |                    |            |
 | Bonus Plan     |                    |            |
 +----------------+                    |            |
    | 5% (voting)                      |            |
    |                      +-----------+------------+-+
    |      +---------------|  PREIT Associates, L.P.  |
    |      |               +-----------+--------------+
    |      |                           |
    |      | 95% (non-voting)          |
    |      |                           |
 +-----------------+                   |
 |    PREIT-RUBIN, |                   |
 |       Inc.      |                   |
 +-----------------+                   |
                                       |
                                       |
                                       |
                           +-------------------------+
                           |      53 Properties(3)   |
                           +-------------------------+

----------------------
(1) Sole general partner of the Operating Partnership. The Trust holds 99.3% of its units of limited partner interest in the Operating Partnership ("Units") as general partner and 0.7% of its Units as a Class A Limited Partner.

(2) Includes an aggregate of 589,122 OP Units (4.1% of the aggregate of all OP Units outstanding) owned by the persons who were former shareholders and affiliates of the Management Company, prior to the TRO Transaction, including Ronald Rubin, Chief Executive Officer and Trustee of the Trust. Under the terms of the TRO Transaction, such persons have the right to receive up to 767,500 additional OP Units in respect of their ownership interest in the Management Company, depending on Adjusted FFO of the Trust over the four year, nine month period commencing on January 1, 1998, and also to receive additional OP Units in respect of their interest in the Acquisition Property, three of the Development Properties and a completed joint venture project. Although not yet issued, the former shareholders and affiliates of the Management Company are entitled to 130,000 units for the 12 month period from January 1, 1998 through December 31, 1998.

(3) Interests in certain of these properties are (i) owned directly by the Trust under arrangements in which the entire economic benefit of ownership has been pledged to the Operating Partnership, or (ii) owned directly by the Operating Partnership. The interest of the Operating Partnership in these properties ranges from 40% to 100%.

The Existing Retail Properties

         The Trust has interests in 20 retail properties containing an aggregate of approximately 8.0 million square feet. Twelve of these properties are operated currently by the Management Company, of which ten are wholly-owned and two are joint ventures. The remaining 8 joint venture retail properties are managed by the Trust's joint venture partners, or an entity designated by the Trust and the partner, and in most such instances a change in the management of the property requires the concurrence of both partners. Eleven of the 20 Existing Retail Properties (containing an aggregate of approximately 4.9 million square feet) are located in Pennsylvania, three (containing an aggregate of approximately 0.5 million square feet) are located in Florida, two (containing an aggregate of approximately 1.0 million square feet) are located in Maryland and one in each of Delaware, Massachusetts, New Jersey and South Carolina (containing an aggregate of approximately 1.6 million square feet).

         The following table sets forth certain information regarding the Existing Retail Properties, as of December 31, 1998:

                                             Year Built    Total                 Total Leased
                                  Percent       or         Square       Owned     GLA Square   Percent
Real Property    Location          Owned*   Renovated(1)   Feet(2)   Square Feet      Feet     Leased(3)        Anchors
-------------    --------         -------   ------------   -------   ----------- ------------- ---------       ---------
Lehigh Valley    Allentown, PA       50%      1977/1996    1,051,712     699,359     685,372      98%     JC Penney, Strawbridges,
 Mall                                                                                                     Macy's

The Court at     Langhorne, PA       50%           1996      704,486     456,862     456,862      100     Dicks Sporting Goods, Best
Oxford Valley                                                                                             Buy, Pharmor, HomePlace,
                                                                                                          The Home Depot, BJ
                                                                                                          Wholesale Club

North            North Dartmouth,   100%      1971/1987      639,419     639,419     549,900       86     JC Penney, Sears, Ames,
Dartmouth Mall   MA                                                                                       General Cinema

Whitehall Mall   Allentown, PA       50%  1964/82/98/99      534,193     534,193     400.645       75     Sears, Kohl's

Magnolia Mall    Florence, SC       100%      1979/1992      567,557     567,557     556,206       98     JC Penney, Sears, Belk,
                                                                                                          Rose's

Laurel Mall      Hazleton, PA        40%      1973/1995      558,798     558,798     542,034       97     Boscov's, Kmart, JC Penney

Palmer Park      Easton, PA          50%      1972/1982      458,542     458,542     421,859       92     The Bon-Ton, Boscov's
Mall

Forestville,     Forestville, MD    100%      1974/1983      218,034     218,034     138,674       64     Ames, US Postal Service,
S/C                                                                                                       Super Fresh

Mandarin         Jacksonville, FL   100%           1986      238,867     215,019     212,869       99     Walmart, Upton's, Carmike
Corners                                                                                                   Cinemas

Springfield      Springfield, PA     50%      1963/1997      268,500     122,831     105,635       86     Target, Bed Bath & Beyond
Park I & II(4)

Rio Mall         Rio Grande, NJ      50%      1973/1992      159,415     159,415     111,591       70     Kmart, Staples

Crest Plaza S/C  Allentown, PA      100%      1959/1991      154,370     154,370     117,321       76     Weis Market, Eckerd
                                                                                                          Drug Store

Park Plaza S/C   Pinellas Park, FL   50%      1963/1983      155,528     155,528     135,309       87     Eckerd Drug Store, Ace
                                                                                                          Hardware, Publix
                                                                                                          Supermarket

South Blanding   Jacksonville, FL   100%           1986      106,857     106,857     100,446       94     Food Lion, Scotty's
Village

Ingleside        Thorndale, PA       70%      1981/1995      101,271     101,271     101,271      100     Kmart
Center

Festival at      Exton, PA          100%           1991      139,446     139,446     132,474       95     Sears Hardware, Clemens
Exton

Northeast        Philadelphia, PA    89%           1998      483,604     346,971     180,425       52     Home Depot, Dick's
Tower                                                                                                     Sporting Goods
Center(5)

Prince           Hyattsville, MD    100%      1959/1990      745,206     745,206     693,042       93     G.C. Murphy, J.C. Penny,
George's Plaza                                                                                            Hecht's

Red Rose         Lancaster, PA     50% (6)         1998      459,707     261,424     237,896       91     Weis Market, Home Depot
Commons

Christiana       Newark, DE           100%         1998      302,602     302,602     242,082       80     Costco, Dick's Sporting
Power Center                                                 -------     -------     -------       --     Goods
Phase I
         Total/Weighted Average                            8,048,114   6,943,704   6,121,913       88%
         (20 Properties)                                   =========   =========   =========       ===

-----------------------
* By the Operating Partnership; the Trust owns approximately 92.1% of the Operating Partnership.
(1) Year initially completed and, where applicable, the most recent year in which the property was renovated substantially or an additional phase of the property was completed.
(2) Total Square Feet includes space owned or ground leased by anchors; Owned Square Feet and Percent Leased excludes such space.
(3) Percent Leased is calculated as a percent of Owned Square Feet for which leases were in effect as of December 31, 1998.
(4) With respect to Phase I, the Trust has an undivided one-half interest in one of three floors in a free standing department store.
(5) The Trust will acquire the remaining 11% ownership interest, which the Trust currently expects to occur by the first quarter of 2002.
(6) Subject to reduction to 25% under the terms of the agreement under which the property was acquired.

         The following table sets forth certain information regarding each anchor in the Existing Retail Properties:

                            Anchor and Square Footage
                             as of December 31, 1998

                                   # Anchor        Square Footage               Square Footage            Total Square
Anchor Name(1)                     Stores         Owned By Anchors             Leased By Anchors       Footage Occupied
-----------                        --------       ----------------             -----------------       -----------------
Ames                                  2                     -                     166,539                  166,539
Bed, Bath & Beyond                    1                     -                      56,000                   56,000
Belk                                  1                     -                     115,793                  115,793
Boscov's                              2                     -                     375,110                  375,110
Clemens Markets                       1                     -                      40,000                   40,000
Costco                                1                     -                     140,814                  140,814
Dick's Sporting Goods                 3                                           158,101                  158,101
Food Lion                             1                     -                      29,000                   29,000
GC Murphy                             1                     -                      60,029                   60,029
Hecht's                               1                     -                     195,655                  195,655
Home Depot                            3               400,584                           -                  400,584
IGA                                   1                     -                      21,700                   21,700
J.C. Penney                           4               187,659                     403,137                  590,796
K-Mart                                3                     -                     308,652                  308,652
Kohl's                                1                     -                      81,785                   81,785
Macy's                                1                     -                     212,000                  212,000
Publix                                1                     -                      33,490                   33,490
Rose's                                1                     -                      53,200                   53,200
Scotty's                              1                     -                      44,921                   44,921
Sears                                 4                     -                     412,454                  412,454
Sears Hardware                        1                     -                      20,425                   20,425
Staples                               1                     -                      20,000                   20,000
Super Fresh                           1                     -                      24,750                   24,750
The Bon Ton                           1                     -                     122,125                  122,125
Upton's                               1                     -                      51,800                   51,800
Walmart                               1                23,848                      58,074                   81,922
Weis Market                           2                65,074                      45,000                  110,074
                                     --               -------                   ---------                ---------
   Total                             42               677,165                   3,250,544                3,927,719
                                     ==               =======                   =========                =========

---------------------
(1) Actual tenant may be an affiliate of the entity listed.

         The following table shows, as of December 31, 1998, scheduled lease expirations of malls and shopping centers for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights:

                                                                                           Base Rent       % of Total
                                                     Annualized       Approximate         Per Square   Leased GLA (1)
                                     Number of        Base Rent       Square Feet            Foot of   Represented By
         Year Ending                    Leases      of Expiring       Of Expiring           Expiring         Expiring
         December 31                  Expiring           Leases            Leases             Leases           Leases
         -----------                  --------      -----------       -----------         -----------  --------------
            1999                         61         $ 2,685,724           390,317             $ 6.88            6.39%

            2000                         84           3,052,178           233,617              13.06            3.82%

            2001                         89           4,630,608           610,492               7.59            9.99%

            2002                         68           3,281,032           200,587              16.36            3.28%

            2003                         60           3,924,655           305,578              12.84            5.00%

            2004                         36           3,518,744           245,983              14.30            4.03%

            2005                         35           2,246,268           103,181              21.77            1.69%

            2006                         54           5,879,549           631,139               9.32           10.33%

            2007                         44           5,192,338           653,973               7.94           10.70%

            2008                         43           5,520,211           672,172               8.21           11.00%
                                         --           ---------           -------               ----           ------
            Total/                      574         $39,931,307         4,047,039              $9.87           66.23%
            Weighted                    ===          ==========         =========              =====           ======
            Average

--------------------
(1) Percentage of total leased GLA = Approx. GLA of expiring leases / total leased GLA square feet (6,121,913)

The Acquisition Property

         Hillview Shopping Center (the "Acquisition Property") (in which the Trust may acquire a 50% interest) is a "power center" which may be acquired from TRO Affiliates as part of the TRO Transaction. The Trust's actual aggregate purchase price (assumed debt and equity) for Hillview, assuming Hillview is, in fact, acquired, will be based on a formula that capitalizes cash flow from leased and occupied space, and space leased but not yet occupied, to credit-worthy tenants, values triple net leases with purchase arrangements at the present value of payments in excess of related debt amortization, and values all other space as mutually agreed or, failing agreement, pursuant to appraisals. The equity portion of the purchase price will be payable, in each case, in Class A OP Units valued currently at $23.40 per OP Unit, which was the average of the closing prices of the Shares on the twenty trading days prior to July 30, 1997, the date on which the definitive documentation for the acquisition of the Acquisition Property was executed, but to be adjusted to reflect the Trust's recapitalization that occurred in December 1997. Accordingly, the actual purchase will be a function of lease-up activity, and other factors, prior to acquisition by the Trust.

         The following table sets forth certain information, as of December 31, 1998, regarding the Acquisition Property.

                                                                               Planned
                                            Percent     Estimated   Planned     Owned
                                             To Be     Acquisition   Square    Square                   Construction
  Acquisition Property       Location      Acquired*       Date       Feet       Feet       Anchors         Status
  --------------------       --------      --------    -----------  -------    -------      -------     ------------
Hillview Shopping Center  Cherry Hill, NJ       50%        2000     340,000    340,000(1)   Target,       Completed
                                                                                            Kohl's
                                                                                            PETsMART,
                                                                                            HomePlace,
                                                                                            Babies 'R Us

---------------------------

* By the Operating Partnership; the Trust currently owns approximately 92.1% of the Operating Partnership.
(1) Includes 261,000 square feet of retail space situated on land leased to tenants that own their own buildings.

The Development Properties

         The Trust has rights in five Development Properties - Blue Route Metroplex, Christiana Power Center Phase II, Paxton Towne Center, Valley View and Creekview Shopping Center - with the rights to Blue Route Metroplex and Christiana Power Center Phase II subject to the TRO Contribution Agreement.

         As each of the Development Properties in which the Trust acquired rights in as part of the TRO Transaction is completed and leased up, it will be valued based on the following principles: (i) all space leased and occupied by credit-worthy tenants will be valued at ten times adjusted cash flow (computed as specified in the agreement); and (ii) all space leased to a credit-worthy tenant but unoccupied will be valued at ten times adjusted cash flow calculated as though the space was built and occupied as set forth in the budget in the property, and (iii) space not leased or occupied, whether built or unbuilt, will be valued as mutually agreed on or, failing agreement, by appraisal. Additional provisions exist for valuing triple net lease/purchase arrangements. Although each project will be valued as completed and an "account" established against which Class A OP Units will be deemed to be credited, as well as deemed cash in an amount that would have been distributed on such deemed Units and a 10% interest factor on such deemed cash, no consideration will be paid until the earlier of (x) the completion of the last property, and (y) the abandonment by the Trust of any uncompleted projects, and (z) September 30, 2002.

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

         The following table sets forth certain information, as of December 31, 1998, regarding the Development Properties:

                                                                                   Planned
                                                          Percent      Planned       Owned
                                                           To Be       Square       Square                           Expected
     Development Property            Location            Acquired*      Feet        Feet(4)      Status(5)          Completion
     --------------------            --------            ---------     -------      -------      ---------          ----------
Blue Route Metroplex (1)        Plymouth Meeting, PA        50%(2)      760,000     319,000     Development     4th Quarter of 2000

Christiana Power Center (3)     Newark, DE                  50%         312,450     150,000     Development     4th Quarter of 2000
(Phase II)

Creekview Shopping Center       Warrington, PA             100%(6)      390,000      97,500     Construction    2nd Quarter of 2000

Valley View                     Wilmington, DE             100%          56,000      56,000     Construction    2nd Quarter of 1999

Paxton Towne Center             Harrisburg, PA              50%         677,212     373,000     Development     2nd Quarter of 2000
                                                                      ---------     -------
   TOTAL (5 Properties)                                               2,195,662     995,500
                                                                      =========     =======

-----------------------
* By the Operating Partnership; the Trust currently owns approximately 92.1% of the Operating Partnership.
(1) Construction of this project is subject to obtaining site plan approval.
(2) Subject to reduction to 25% under the terms of the agreement under which the property was acquired.
(3) This project is not currently zoned for retail use and participation by the Trust in the development is subject to rezoning.
(4) Square footage subject to change.
(5) "Development" indicates that development activities, such as site surveys, preparation of architectural plans, or initiation of land use approvals or rezoning processes, have commenced (but construction has not commenced). "Construction" indicates that construction activities, such as site preparation, ground-breaking activities, or exterior construction, has commenced. There is no assurance that the properties which remain in the Development stage will be constructed ultimately.
(6) An affiliate of the Trust owns one unit in a three-unit condominium regime that constitutes the Shopping Center. The other two units are owned by Target and Lowe's, respectively.

The Multifamily Properties

         The Trust has interests in 19 multifamily properties with an aggregate of 7,243 units. The Trust manages thirteen of its Multifamily Properties, and the remaining six Multifamily Properties are managed by one or more partners of the Trust. If the current managers of the Multifamily Properties that are not managed by the Trust currently are unable or unwilling to perform their obligations or responsibilities, the Trust would manage those properties with its own staff.

         The following table sets forth certain information, as of December 31, 1998, regarding the 19 Multifamily Properties in which the Trust has an interest:

                                                                      Approx.                 Fiscal 1998
                                                Year        Number    Rentable                  Average
Multifamily                        Percent     Built/         Of        Area      Percent         Rent
 Property          Location         Owned*    Renov(1)     Units(2)   (Sq. Ft.)   Occupied      per Unit
-----------        --------        -------    --------     --------   ---------   --------    -----------
Emerald        Virginia Beach, VA      65%   1965/1993       862      846,000        94%         $  541
Point

Boca Palms     Boca Raton, FL         100%   1970,1991       522      673,000        95             913
                                               /1994

Lakewood       Harrisburg, PA         100%   1972, 1975,     562      630,000        96             646
Hills                                         1982/1988

Regency        Omaha, NE               50%   1970/1990       433      492,000        96             956
Lakeside

Kenwood        Toledo, OH             100%   1951/1989       504      404,000        97             420
Gardens

Fox Run,       Bear, DE               100%      1988         414      359,000        89             561
Delaware

Eagle's Nest   Coral Springs, FL      100%      1989         264      343,000        94             751

Palms of       Pembroke Pines, FL     100%   1989/1995       348      340,000        95             903
Pembroke

Hidden Lakes   Dayton, OH             100%   1987/1994       360      306,000        91             616

Cobblestone    Pompano Beach, FL      100%   1986/1994       384      297,000        96             723

Countrywood    Tampa, FL               50%   1977/1997       536      295,000       100             465

Shenandoah     West Palm Beach, FL    100%   1985/1993       220      286,000        96             930
Village

Marylander     Baltimore, MD          100%   1951/1989       508      279,000        96             514

Camp Hill      Camp Hill, PA          100%   1967/1994       300      277,000        95             669
Plaza

Fox Run,       Warminster, PA          50%   1969/1992       196      232,000       100             688
Warminster

Cambridge      West Chester, PA        50%   1967/1993       233      186,000        99             646
Hall

Will-O-Hill    Reading, PA             50%   1970/1986       190      152,000        97             545

2031 Locust    Philadelphia, PA       100%   1929/1986        87       89,000        97           1,257
Street

The Woods      Ambler, PA             100%      1974         320      235,000        96             766
                                                           -----    ---------       ---          ------
 Total/Weighted Average                                    7,243    6,721,000        95%         $  667
        (19 Properties)                                    =====    =========       ===          ======

-----------------------
* By the Operating Partnership; the Trust currently owns approximately 92.1% of the Operating Partnership.
(1) Year initially completed and most recently renovated, and where applicable, year(s) in which additional phases were completed at the property.
(2) Number of Units includes all apartment and commercial units occupied or available for occupancy at December 31, 1998.

Other Properties

         Shortly following the organization of the Trust, it acquired six industrial properties. The Trust has not acquired any property of this type in over 20 years and the Trust does not consider these properties to be strategically held assets. These properties, in the aggregate, contributed less than 3% of the Trust's net rental income in the Trust's fiscal year ending December 31, 1998, and the Trust is currently studying a program for the orderly liquidation of these assets.

         The following table sets forth certain information, as of December 31, 1998, regarding the six industrial properties:

                              Industrial Properties

                                  Year           Percent       Square
Property and Location           Acquired          Owned*        Feet          Percentage Leased
---------------------           --------         -------      -------         -----------------
Warehouse and                     1962            100%        294,000               100%
Distribution Center
Alexandria, VA

Warehouse                         1962            100%         12,000               100%
Pennsauken, NJ

Warehouse                         1962            100%         16,000               100%
Allentown, PA

Warehouse                         1963            100%         30,000               100%
Pennsauken, NJ

Warehouse and Plant               1963            100%        197,000               100%
Lowell, MA

Warehouse and Plant               1962             50%        141,000               100%
Ft. Washington, PA                                            -------
         Total                                                690,000
                                                              =======

-----------------------
* By the Operating Partnership; the Trust currently owns approximately 92.1% of the Operating Partnership.

         The Trust holds interests in three parcels of undeveloped land. Over the next 12 months, the Trust anticipates determining, with its respective joint venture partners, whether any of these parcels present appropriate development opportunities for the Trust, and if not, an appropriate course of action to liquidate these assets.

         The following table sets forth certain information, as of December 31, 1998, regarding the three land parcels:

                                Year              Percent
Property and Location         Acquired            Owned*           Acres
---------------------         --------            -------          -----
Rancocas, NJ                  1971                   75%             54

Elizabethtown, PA             1972                   50%             22

Coral Springs, FL             1990/1998             100%             14
                                                                     --
     Total                                                           90
                                                                     ==
----------------------------
* By the Operating Partnership; the Trust currently owns approximately 92.1% of the Operating Partnership.

Right of First Refusal Properties.

         The Trust obtained rights of first refusal with respect to the interests of certain TRO Affiliates in the three retail properties listed below:

                       Rights of First Refusal Properties

                                                      Percentage Interest
                         Gross Leasable               Subject to the Right
Property/Location           Sq. Ft.                     of First Refusal
-----------------        --------------               --------------------
Cumberland Mall,             463,000                          50%
Vineland, NJ

Fairfield Mall,              418,000                          50%
Chicopee, MA

Christiana Mall,           1,100,000                          (1)
Newark DE                  ---------
        Total              1,981,000
                           =========

---------------------
(1) The interest subject to the right of first refusal is subject to adjustment in connection with the refinancing of the participating mortgage that currently encumbers this property.

Acquisition of The Rubin Organization

         On September 30, 1997, the Trust completed a series of related transactions pursuant to which the Trust: (i) transferred substantially all of its real estate interests to PREIT Associates, L.P. of which the Trust is the sole general partner; (ii) the Operating Partnership acquired all of the nonvoting common shares of The Rubin Organization, Inc. ("TRO"), a commercial real estate development and management firm (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN, Inc. in exchange for the issuance of 200,000 Class A Operating Partnership ("OP") Units and a provision to issue up to 800,000 additional Class A OP Units over the next five years according to a formula based upon the Company's per share growth in adjusted funds from operations; (iii) the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall and Springfield Park; (iv) the Operating Partnership agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center and Northeast Tower Center, at prices based upon a pre-determined formula; and (v) the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in Christiana Power Center (Phase I and II), Red Rose Commons and Blue Route Metroplex.

         As part of the September 30, 1997 transactions discussed above, the Trust entered into a contribution agreement (the "TRO Contribution Agreement") which includes a provision to issue up to 800,000 additional Class A OP units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon the Company's adjusted funds from operations per share during the five year period. The TRO Contribution Agreement established "hurdles" and "targets" during specified "earn-out periods" to determine whether, and to what extent, the Contingent TRO OP Units will be issued. For the three months ended December 31, 1997, 32,500 OP units were earned, resulting in additional purchase price of approximately $830,000. Pursuant to the TRO Contribution Agreement, the hurdles and targets were adjusted on December 29, 1998 to account for the dilutive effect of the Trust's December 1997 public offering, as follows:

                                  Per Share Adjusted
                                         FFO                      Base No.           Max. No.
                              --------------------------         Contingent         Contingent
Earn-Out Period               Hurdle              Target           TRO OP             TRO OP
---------------               ------              ------         ----------         ----------
1-1-98  to 12-31-98            2.13                2.39            20,000             130,000
1-1-99  to 12-31-99            2.30                2.58            57,500             167,500
1-1-00  to 12-31-00            2.43                2.72            57,500             167,500
1-1-01  to 12-31-01            2.72                3.03            57,500             167,500
1-1-02  to  9-30-02            2.19                2.43            52,500             135,000
                                                                  -------             -------
      Total                                                       245,000             767,500
                                                                  =======             =======

         In general, (i) if the hurdle for any earn-out period is not met, no Contingent TRO OP Units will be issued in respect of such period, (ii) if the target for any earn-out period is met, the maximum number of Contingent TRO OP Units for such period will be issued, and (iii) if Adjusted FFO for any earn-out period is between the hurdle and the target for such period, the Operating Partnership would issue the base Contingent TRO OP Units for such period, plus a pro rata portion of the number of Contingent TRO OP Units by which the maximum Contingent TRO OP Units exceeded the base Contingent TRO OP Units for such period equal to the amount by which the per share Adjusted FFO exceeded the hurdle but was less than the target.

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

         The TRO Contribution Agreement provides that in the event of a share split, share dividend or other similar change in the capitalization of the Trust, the "hurdle" and "target" levels will be proportionately adjusted. The TRO Contribution Agreement also provides for the creation of a special committee of three independent Trustees to consider, among other matters, whether other equitable adjustments, either upward or downward, should be effected in the "hurdle" and "target" levels to reflect: (i) the incurrence by the Trust of non-project specific indebtedness or the raising by the Trust of equity capital;
(ii) any breach by the Trust of its representations or warranties in the TRO Contribution Agreement which may adversely affect Adjusted FFO; and (iii) the effect which any adverse judgment in litigation pending against the Trust may have on Adjusted FFO.

         For the year ended December 31, 1998, 130,000 OP units were earned which will result in an additional purchase price of approximately $2.5 million. For the three years and nine months commencing January 1, 1999, the Trust may be required to issue the remaining 637,500 Units, depending on the Trust's per share "adjusted funds from operations" ("Adjusted FFO") during such period. "Adjusted FFO" is defined as the Trust's consolidated net income for any period, plus, to the extent deducted in computing such net income: (i) depreciation attributable to real property; (ii) certain amortization expenses; (iii) the expenses of the TRO Transaction; (iv) losses on the sale of real estate; (v) material write-downs on real estate; (vi) material prepayment fees; and (vii) rents currently due in excess of rents reported, minus: (i) rental revenue reported in excess of amounts currently due; (ii) lease termination fees; and
(iii) gains on the sale of real estate.

Competition, Regulation and Other Factors

Real Estate Industry

         General. We may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of retail space or apartments in a local area or a decline in the attractiveness of our properties to shoppers, residents or tenants would have a negative effect on us.

         Other factors that may affect general economic conditions or local real estate conditions include:

o  population trends
o  income tax laws
o  availability and costs of financing
o  construction costs

         Competition. The real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have greater financial resources, revenues and geographical diversity than we do. Furthermore, we compete for tenants with other property owners. Our apartment properties portfolio competes with providers of other forms of housing, such as single family housing. Competition from single family housing increases when lower interest rates make mortgages more affordable. All of our shopping center and apartment properties are subject to significant local competition.

         Regulation. Local zoning and use laws, environmental statutes and other governmental requirements restrict our expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities.

         Legislation such as the Americans with Disabilities Act may require us to modify our properties. Future legislation may impose additional requirements. We cannot predict what requirements may be enacted.

         Inflation. The effect of inflation on our operations and investment portfolio is mixed. On one hand, inflation increases rents by increasing the tenant revenues upon which percentage rentals are based. Fixed rentals also increase, reflecting higher costs for construction renovations and rehabilitation. On the other hand, inflation increases our expenses.

         Renewal of Leases and Reletting of Space. When a lease expires, a tenant may refuse to renew it. We may not be able to relet the property on similar terms, if we are able to relet the property at all. We have established an annual budget for renovation and reletting expenses that we believe is reasonable in light of each property's operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses.

         Bankruptcy and Failure To Make Rent Payments. At any time, a tenant may experience a downturn in its business that may weaken its financial condition. As a result, the tenant may fail to make rental payments when due, or may declare bankruptcy. Either event could result in the termination of that tenant's lease and material losses to us.

The Trust's Properties

         Development. There are risks associated with our development activities in addition to those generally associated with the ownership and operation of established shopping centers and multifamily properties. These risks include:

o  expenditure of money and time on projects that may never be completed
o  higher than estimated construction costs
o late completion because of unexpected delays in zoning approvals, other land use approvals, construction or other factors outside of our control
o  failure to obtain zoning, occupancy or other governmental approvals

         The risks described above are compounded by the fact that we must distribute 95% of our taxable income in order to maintain our qualification as a REIT. As a result of these distribution requirements, new developments are financed primarily through lines of credit or other forms of construction financing. Because we incur debt to finance the developments, our loss could exceed our equity investment in the developments.

         Furthermore, we must acquire and develop suitable high traffic retail sites at costs consistent with the overall economics of the project. Because retail development is extremely competitive, there is no assurance that we can contract for appropriate sites within our geographic markets.

         Maintenance and Renovation. Many of the properties in which we have an interest were constructed more than 15 years ago. We generally spend more on maintenance of these older properties than we do on newer properties. Because older properties may be obsolete in some respects, they may generate lower rentals or may require significant capital expense for renovations. Some apartments lack amenities that are customarily included in modern construction, such as dishwashers, central air conditioning and microwave ovens. Some facilities are difficult to lease because they are too large, too small or inappropriately proportioned for today's market. We generally consider renovation of properties when renovation will enhance or maintain the long-term value of those properties.

         Recently Acquired Properties. Subject to the availability of financing and other considerations, we intend to continue to acquire interests in properties that we believe will be profitable or will enhance the value of our portfolios. Some of these properties may have unknown characteristics or deficiencies. Therefore, it is possible that some properties will be worth less or will generate less revenue than we believe at the time of acquisition. It is also possible that the operating performance of some of our properties will decline.

         To manage our growth effectively, we must integrate successfully new acquisitions. We cannot assure you that we will be able to integrate successfully or manage effectively additional properties.

         When we acquire properties, we also take on other risks, including:

o   financing risks (some of which are described below)
o   the risk that anticipated occupancy or rent levels won't be met
o the risk that required zoning, occupancy and other governmental approvals won't be obtained
o the risk that there will be changes in applicable zoning and land use laws that affect adversely the operation or development of our properties

         Shopping Centers. We receive a substantial portion of our shopping center income as rents under long-term leases. If retail tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we may modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs and taxes.

         Casualty Insurance. We generally maintain casualty insurance on our assets. We believe that our insurance is adequate. However, we would be required to bear all losses to the properties that are not adequately covered by insurance. We cannot assure you that we can obtain insurance in the future at acceptable levels and reasonable cost.

Financing

         General. We finance parts of our operations and acquisitions through debt. This debt creates risks, including:

              o   rising interest rates on our floating rate debt
              o failure to prepay or refinance existing debt, which may result in forced disposition of properties on disadvantageous terms
              o refinancing terms less favorable than the terms of existing debt
              o   failure to meet required payments of principal and interest

         Credit Facility. We currently use an unsecured credit facility for working capital, acquisitions, renovations and capital improvements to our properties. The credit facility currently requires the Operating Partnership to maintain certain asset and income to debt ratios and minimum income and net worth levels. If PREIT Associates fails to meet any one or more of these requirements, we would be in default. The lenders, in their sole discretion, may waive a default. We might secure alternative or substitute financing. We cannot assure you, however, that we can obtain waivers or alternative financing. Any default may have a materially adverse effect on our operations and financial condition.

         As of December 31, 1998, the Company's Leverage Ratio was approximately 54.8%. Until we reduce our leverage ratio below 50%, the lending banks hold unrecorded mortgages on eleven unencumbered properties which the Operating Partnership owns, directly or indirectly, and are entitled to record such mortgages upon any event of default.

         We expect to use our credit facility from time to time for acquisitions, renovations and capital improvements to our properties. When the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for some of our properties. If the credit facility is reduced significantly or withdrawn, our operations would be affected adversely. If we are unable to increase our borrowing capacity under the credit facility, our ability to make acquisitions and grow would be affected adversely. We cannot give assurance as to the availability or terms of financing for any particular property.

         We have entered into agreements limiting the interest rate on portions of our credit facility. If other parties to these agreements fail to perform as required by the agreements, we may suffer credit loss.

         Partnerships and Joint Ventures. The profitability of each partnership or joint venture in which we are a partner or co-venturer that has short-term financing or debt requiring a balloon payment is dependent on the availability of long-term financing on satisfactory terms. If satisfactory financing is not available, we may have to rely upon other sources of short-term financing, equity contributions or the proceeds of refinancing of existing properties in order to satisfy debt obligations. Although the Trust does not own the entire interest in connection with many of the properties held by a partnership or joint venture, the Trust may be required to pay the full amount of any obligation of such partnership or joint venture that has been guaranteed in whole or in part by the Trust in order to protect its equity interest in such property owned by such partnership or joint venture. Additionally, the Trust may determine to pay a partnership's or joint venture's obligation in order to protect the Trust's equity interest in its assets.

Governance

         Partnerships and Joint Ventures. Generally, we hold interests in our portfolio properties through the Operating Partnership. In many cases we hold properties through joint ventures or partnerships with third-party partners and joint venturers and, thus, we hold less than 100% of the ownership interests in such properties. Of the properties with respect to which our ownership is partial, most are owned by partnerships in which we are a general partner. The remaining properties are owned by joint ventures in which we have substantially the same powers as a general partner. Under the terms of the partnership and joint venture agreements, major decisions, such as a sale, lease, refinancing, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners or co-venturers. Because decisions must be unanimous, necessary actions may be delayed significantly. It may be difficult or even impossible to change a property manager if a partner or co-venturer is serving as property manager.

         Business disagreements with partners may arise. The Trust may incur substantial expenses in achieving a resolution of such disputes. To preserve its investment, the Trust may be required to make commitments to or on behalf of a partnership or venture during a dispute. Moreover, we cannot assure you that the Trust's resolution of a dispute with a partner will be on terms that are favorable to the Trust.

         We guarantee the debt of some partnerships and joint ventures so that those partnerships and joint ventures can obtain financing. Therefore, even though we do not own the entire interest in properties owned by partnerships or joint ventures, we may be required to repay all the debt owed by a partnership or venture. We may also do so to protect our interest in the properties owned by the partnership or venture.

         Other risks of investments in partnerships and joint ventures include:

o partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions
o partners or co-venturers might have business interests or goals that are inconsistent with our business interests or goals
o partners or co-venturers may be in a position to take action contrary to our policies or objectives
o  potential liability for the actions of our partners or co-venturers

         Restrictions on Change-in-Control. The Trust Agreement that governs the Trust restricts the possibility of sale or change in control of the Trust, even if a sale or change in control were in the shareholders' interest. These restrictions include the ownership limit designed to ensure qualification as a REIT, the staggered terms of our Trustees and our ability to issue preferred shares.

         Restrictions on Sales of Properties. Because certain limited partners of the Operating Partnership may suffer adverse tax consequences if certain properties owned by the Operating Partnership are sold, the Trust, as the general partner of the Operating Partnership, has agreed from time to time, subject to certain exceptions, that the consent of the holders of a majority (or all) of certain limited partner interests issued by the Operating Partnership in exchange for a property is required before that property may be sold. These agreements may result in our being unable to sell one or more properties, even in circumstances in which it would be advantageous to do so. See "Summary of the Operating Partnership Agreement -- Other Rights."

         Issuance of Preferred Shares. The Trust's Board of Trustees may issue up to 25,000,000 preferred shares without shareholder approval. The Board of Trustees may determine the relative rights, preferences and privileges of each class or series of preferred shares. Because the Board of Trustees has the power to establish the preferences and rights of the preferred shares, preferred shares may have preferences, distributions, powers and rights senior to the rights of holders of Shares.

         Changes in Policies Without Shareholder Approval. The Board of Trustees determines the growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies of the Trust. Although the Board of Trustees has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in the Trust's policies. We cannot assure you that changes in our policies will serve fully the interests of all shareholders.

         The Operating Partnership; Required Vote of Limited Partners on Fundamental Changes. Our assets are generally held through the Operating Partnership, a Delaware limited partnership whose sole general partner is the Trust. The Trust currently holds a majority of the limited partner interests in the Operating Partnership. However, the Operating Partnership may from time to time issue additional limited partner interests in the Operating Partnership to third parties in exchange for contributions of property to the Operating Partnership. These issuances will dilute the Trust's percentage ownership of the Operating Partnership. Limited partner interests in the Operating Partnership generally do not carry a right to vote on any matter voted on by our shareholders (although limited partner interests may, under certain circumstances, be redeemed for Shares). However, prior to the date on which at least half of the partnership interests issued on September 30, 1997 have been redeemed, the holders of partnership interests issued on September 30, 1997 are entitled to vote, along with the Trust's shareholders, on any proposal to merge, consolidate or sell substantially all of the Trust's assets. The Trust's partnership interests are not included for purposes of determining when half of the partnership interests have been redeemed, nor are they counted as votes. There can be no assurances that the Trust will not agree to extend comparable rights to other limited partners in the Operating Partnership.

         Dependence on Ronald Rubin. We are dependent on the efforts of Ronald Rubin, our Chief Executive Officer. The loss of his services could have an adverse effect on our operations. If Mr. Rubin were to terminate his employment, his current employment agreement with us would prevent him from becoming an employee of one of our competitors for one year.

The Management Company

         Lack of Control of the Management Company. Although the Operating Partnership owns 95% of the equity interests in our management affiliate, the Management Company, all of the voting stock of the Management Company is owned by a stock bonus plan created for the benefit of the Management Company's employees. The Management Company's employees are entitled to vote the common shares vested in their accounts in the stock bonus plan on fundamental transactions such as a merger or sale of assets. A Stock Bonus Plan Committee votes the shares in the stock bonus plan on all other matters. The Management Company's Board of Directors appoints the Stock Bonus Plan Committee's members. Thus, the Trust does not control the day-to-day operations of the Management Company and has no legal power to influence the manner in which it performs its management obligations, seeks and accepts new business or otherwise determines its business strategy.

         Third-Party Management Business. The Management Company manages a substantial number of properties owned by third parties. Risks associated with the management of properties owned by third parties include:

o  the property owner's termination of the management contract
o  loss of the management contract in connection with a property sale
o  non-renewal of the management contract upon expiration
o  renewal of the management contract on terms less favorable than current terms
o decline in management fees as a result of general real estate market conditions or local market factors

         Conflicts of Interest. There are numerous potential conflicts of interest relating to our investment in the Management Company. The interest of those members of our management who are also Management Company affiliates may diverge from the interests of the shareholders.

         The Management Company's employees work on behalf of the Trust. However, the Management Company will continue to render management, development, leasing and related services to a substantial number of properties in which affiliates of the Management Company retain equity interests. We believe that the Management Company's management arrangements with these entities are on terms at least as favorable to the Management Company as the average of management arrangements with parties unrelated to the Management Company. In addition, the Management Company leases substantial office space from entities in which our affiliates have an interest.

Dependence on Primary Markets

         All but one of our properties are located in the eastern United States. A majority of the properties are located either in Pennsylvania or Florida. General economic conditions and local real estate conditions in these geographic regions have a particularly strong effect on us. Other REITs may have a more geographically diverse portfolio and thus may be less susceptible to downturns in one or more regions.

Environmental Liabilities

         Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for substantial property damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may affect adversely the owner's ability to sell or lease real estate or to borrow with the real estate as collateral.

         From time to time, we respond to inquiries from environmental authorities with respect to properties both currently and formerly owned by the Trust. We cannot assure you of the results of pending investigations, but we do not believe that resolution of these matters will have a material adverse effect on the our financial condition or results of operations.

         We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by the Trust. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated such property at a time when hazardous or toxic substances were disposed of, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

         As to five properties, two of which we no longer own, we or a partnership in which we have an interest have responded to inquiries from environmental authorities. In one of these properties, we believe that the contamination was caused by a former tenant and we have sought indemnification from the tenant. The estimated cost to remediate this property ranges from $0.1 million to $0.4 million. In another instance, we will only be liable for remediation costs in excess of $1.0 million, and we do not anticipate currently that remediation costs will exceed $1.0 million. If remediation costs for this property exceed $1.0 million, our liability is not expected to exceed $0.3 million.

         At four properties in which we currently have an interest, the environmental conditions continue to be investigated and have not been remediated fully. At three of these properties, groundwater contamination has been found. At one of the properties, the former owner of the property is remediating the groundwater contamination. At two of the properties, the groundwater contamination was associated with a dry cleaning operation. Although the properties with contamination arising from dry cleaning operations may be eligible under a state law for remediation with state funds, there can be no assurance that sufficient funds will be available under the legislation to pay the full costs of any such remediation.

         There are asbestos-containing materials in a number of the properties, primarily in the form of floor tiles and adhesives. The floor tiles and adhesives are generally in good condition. Fire-proofing material containing asbestos is present at some of the properties in limited concentrations or in limited areas. At properties where radon has been identified as a potential concern, we have remediated or are performing additional testing. Lead-based paint has been identified at certain of our Multifamily Properties and we have notified tenants pursuant to applicable disclosure requirements. Based on our current knowledge, we do not believe that the future liabilities associated with asbestos, radon and lead-based paint at the foregoing properties will be material.

         We have no insurance coverage for the types of environmental liabilities described above. In 1994, we established a reserve for environmental remediation costs of $0.6 million. In addition, we received a credit of $0.4 million for environmental matters in connection with the acquisition of two properties. Since 1994, a total of $0.7 million has been charged against the reserve leaving a balance of $0.3 million. We cannot assure you that these amounts will be adequate to cover future environmental costs.

         We are aware of environmental concerns at three of our Development Properties. Our present view is that our share of any remediation costs necessary in connection with the development of these properties will be within the budgets for development of these properties, but the final costs and such necessary remediation are not known and may cause us to decide not to develop one or more such properties.

Certain Tax Risks

         Tax Liabilities as a Consequence of a Failure to Qualify as a REIT. If we fail to qualify as a REIT, we will be subject to Federal income tax at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. See "Federal Income Tax Considerations - Taxation of the Trust."

         To qualify as a REIT, we must comply with certain highly technical and complex requirements. We cannot be certain we have complied because there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We can give you no assurance that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification. We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. However, we can give you no assurance that we have been qualified or will remain qualified.

         REIT Distribution Requirements. To obtain the favorable tax treatment associated with qualifying as a REIT, we are required each year to distribute to our shareholders at least 95% of our net taxable income. See "Federal Income Tax Considerations-Taxation of the Trust-- Annual Distribution Requirements." We could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions were not favorable for borrowing.

Year 2000 Issues

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed at a time when data storage was expensive, and the impact of the upcoming century change was not considered. As a result of this dating limitation, many programs, if not corrected, may fail or provide inaccurate results at and after the turn of the century. We (and tenants that provide us with a significant percentage of our income) use information systems and systems imbedded in certain equipment that carry two digit dating and are thus susceptible to partial or total failure after December 31, 1999.

         To assess and address the Trust's internal systems, we have established a Year 2000 remediation plan consisting of the following phases:

o inventorying our systems and devices (including information technology ("IT") and non-IT systems) that are vulnerable to the Year 2000 problem
o  assessing the criticality of the inventoried items
o  remediating the non-compliant items
o  testing the corrections that have been applied

         We have completed the first phase of our remediation plan for our IT systems. We believe that our accounting and payroll systems, which we believe to be our mission critical systems, are Year 2000 compliant. The amount of remediation effort has not and is not anticipated to be extensive due to our use of readily available, off-the-shelf software and hardware products that are supported by the manufacturers. In addition, we are in the first phase of the remediation plan for our non-IT systems (such as elevators, HVAC and lighting systems) and are currently completing an inventory of non-IT systems and assessing the potential risks of noncompliance. After evaluating our required compliance efforts, appropriate contingency plans will be developed based on the outcome of the assessment phase and a survey of some of our major suppliers and tenants. We expect to complete the Year 2000 remediation plan, including final testing, by the beginning of the fourth quarter of 1999. All of our costs related to Year 2000 remediation are expensed as incurred. Some of our business partners, suppliers and tenants are also being surveyed as to their Year 2000 compliance readiness.

         Although we believe our Year 2000 remediation plan will be adequate to address the Year 2000 issue, we cannot assure you that this is so. If the required remediation efforts are not made, or are not completed timely or if our tenants experience material Year 2000 problems in their own operations, the Year 2000 issue could have a material impact on our operations.

Employees

         The Company employs approximately 1,087 persons on a full-time basis.

Item 2.  Properties

         See the tables under "Item 1. Business" at pages 6 to 13 for the properties owned by the Trust, both wholly owned and those in which it has a percentage interest, and reference is made thereto.

         The Management Company has leased 23,075 square feet (3rd floor) and 6,647 square feet (4th floor) of space for its principal offices at 200 S. Broad Street, Philadelphia, Pennsylvania, under two leases both expiring on August 31, 2002. The base rent for the current year is $19.00 per square foot. The Management Company has also leased 5,712 square feet, 860 square feet, and 922 square feet for its three regional offices at 500 Madison Street, Chicago, Illinois, 668 North Orlando Avenue, Maitland, Florida and 1534 Dunwoody Village Parkway, Atlanta, Georgia, respectively. The Chicago lease expires November 30, 1999 and the rent for the current year is $18.75 per square foot. The Maitland lease expires on April 30, 2000 and the rent for the current year is $14.60 per square foot. The Atlanta lease expires January 31, 2001 and the rent for the current year is $15.00 per square foot. The rent at the Maitland and Atlanta offices is paid proportionately by the properties managed from those offices. The Company plans to consolidate the Maitland and Atlanta offices during 1999. In addition, the Management Company leases an apartment at 1730 North Clark Street, Chicago, Illinois. The lease, which the Company does not currently plan to renew, expires August 31, 1999 and the rent for the eight month period then ended will be $32,872.

         Titles to all of the Trust's real estate investments have been searched and reported to the Trust by reputable title companies. The exceptions listed in such title reports will not, in the opinion of the Trust, interfere materially with the use of the respective properties for the intended purposes.

Schedule of Real Estate and Accumulated Depreciation

         Schedule III, "Real Estate and Accumulated Depreciation - December 31, 1998," is part of the financial statement schedules set forth herein and reference is made to that schedule which is incorporated herein by reference for the amount of encumbrances, initial cost of the properties to the Trust, cost of improvements, the amount at which carried and the amount of the accumulated depreciation.

Item 3.  Legal Proceedings

         On December 18, 1998, the Trust settled certain litigation with Daniel Berman and Robert Berman and/or entities owned or controlled by them (collectively, the "Bermans"), partners of the Trust with respect to certain properties, including all claims by the Bermans and counterclaims by the Trust. The litigation had been ongoing since May of 1994 and was discussed in various of the Trust's public filings since that date. Pursuant to the settlement, the Trust received the Bermans' 50% interest in the Fox Run multifamily community in Bear, Delaware (414 units), the Eagle's Nest multifamily community in Coral Springs, Florida (264 units) and an undeveloped 14 acre parcel in Coral Springs, Florida that will accommodate the development of approximately 260 units. The Trust paid the Bermans $775,000 and assumed the remaining 50% of the debt outstanding on the properties. In addition, the Trust refinanced the Fox Run property, whereby the existing financing of $14.3 million with a weighted average interest rate of 7.78% was replaced with a new mortgage in the amount of $14.6 million with an interest rate of 6.54% and a maturity in December 2008. The Trust paid a prepayment penalty of $270,000 in connection with the refinancing. The savings in interest payments will be approximately $150,000, or $.01 per share. The Trust will assume the management of the Fox Run and Eagle's Nest apartment communities and intends to sell the undeveloped parcel.

         From time to time, the Trust is a plaintiff or defendant in various cases arising out of its usual and customary business of owning and investing in real estate, both directly and through joint ventures and partnerships. We cannot assure you of the results of pending litigation, but we do not believe that resolution of these matters will have a material adverse effect on the Trust's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for the Trust's Common Equity and Related Shareholder Matters

Shares

         The Shares commenced trading on the New York Stock Exchange on November 14, 1997. (ticker symbol: PEI). Prior to that time, the Shares were traded on the American Stock Exchange.

Market Price and Distribution Record

         The following table shows the high and low sales prices for the Shares (as reported by the New York Stock Exchange) and cash distributions paid for the periods indicated:

                                                                   Distributions
                                         High              Low         Paid
--------------------------------------------------------------------------------
Period from November 14, 1997
through December 31, 1997               $24.75           $21.75            (1)
Quarter ended March 31, 1998             25.25            23.50         $ .47
Quarter ended June 30, 1998              24.69            21.50           .47
Quarter ended September 30, 1998         24.13            18.63           .47
Quarter ended December 31, 1998          21.50            18.75           .47
                                                                        -----
                                                                        $1.88
                                                                        =====

(1) A prorated portion of the $.47 quarterly dividend was paid in this period, but has been omitted from the table intentionally to avoid confusion concerning the amount of dividends paid by the Trust on an annual basis.

         The following table shows the high and low sales prices for the Shares (as reported by the American Stock Exchange) and cash distributions paid for the periods indicated:

                                                                   Distributions
                                         High              Low         Paid
--------------------------------------------------------------------------------
Quarter Ended November 30, 1996         $23.38           $20.13         $ .47
Quarter Ended February 28, 1997          25.00            22.13           .47
Quarter Ended May 31, 1997               24.13            20.75           .47
Quarter Ended August 31, 1997            27.25            21.63           .47
Period from September 1, 1997            26.00            23.31            (1)
through November 13, 1997                                               -----
                                                                        $1.88
                                                                        =====

(1) A prorated portion of the $.47 quarterly dividend was paid in this period, but has been omitted from the table intentionally to avoid confusion concerning the amount of dividends paid by the Trust on an annual basis.

         As of December 31, 1998, there were approximately 1,300 holders of record of the Shares.

         The Trust currently anticipates that cash distributions will continue to be paid in the future (in March, June, September and December); however, the payment of future distributions by the Trust will be at the discretion of the Board of Trustees and will depend on numerous factors, including the Trust's cash flow, its financial condition, capital requirements, annual distribution requirements under the real estate investment trust provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant.

Units

         Class A and Class B OP Units are redeemable by the Operating Partnership at the election of the limited partner holding such units, at such time, and for such consideration, as set forth in the Operating Partnership Agreement. In general, and subject to certain exceptions and limitations, beginning one year following the respective issue dates, "qualifying parties" may give one or more notices of redemption with respect to all or any part of the Class A OP Units so received and then held by such party. Class B OP Units will be redeemable at the option of the holder at any time after issuance.

         If a notice of redemption is given, the Trust has the right to elect to acquire the OP Units tendered for redemption for its own account, either in exchange for the issuance of a like number of Shares (subject to adjustments for stock splits, recapitalizations, and like events) or a cash payment equal to the average of the closing prices of the Shares on the ten consecutive trading days immediately prior to receipt by the Trust, in its capacity as general partner of the Operating Partnership, of the notice of redemption. If the Trust declines to exercise such right, then on the tenth day following tender for redemption the Operating Partnership will pay a cash amount equal to the number of units so tendered multiplied by such average closing price.

         The OP Units were issued by the Operating Partnership pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated under the Act.

Item 6.  Selected Financial Data
--------------------------------------------------------------------------------
Selected Financial Information
--------------------------------------------------------------------------------
(Thousands of dollars, except per share results)

                                          For the Calendar   For the 4-Month
                                                Year Ended      Period Ended                   For the Fiscal Years Ended August 31,
                                              December 31,      December 31,    ----------------------------------------------------
                                                      1998             1997          1997           1996          1995          1994
                                         -----------------   ---------------    ---------     ----------      --------      --------
Operating Results
Gross revenues from real estate                   $ 61,745          $ 17,170     $ 40,231       $ 38,985      $ 36,978     $ 27,640
Income before gains on sales of interests
    in real estate                                  20,142             3,872        9,166         10,179        11,106        8,325
Gains on sales of interests in real estate           3,043             2,090        1,069            865           119       12,362
Net income                                          23,185             5,962       10,235         11,044        11,225       20,687
                                                  --------          --------     --------       --------      --------     --------
Per Share Results
Income before gains on sales of interests
    in real estate                                $   1.51          $    .43     $   1.06       $   1.17      $   1.28     $    .96
Gains on sales of interests in real estate             .23               .23          .12            .10           .01         1.43
Net income                                            1.74               .66         1.18           1.27          1.29         2.39
                                                  --------          --------     --------       --------      --------     --------
Balance Sheet Data
Investments in real estate, at cost               $509,406          $287,926     $202,443       $198,542      $195,929     $154,281
Total assets                                       481,615           265,566      165,657        177,725       181,336      142,495
Total mortgage and bank loans payable              302,276           103,939      117,412        124,148       122,518       80,155
Shareholders' equity                               136,921           138,530       40,899         46,505        51,771       56,748
                                                  --------          --------     --------       --------      --------     --------
Other Data
Cash flows from operating activities              $ 31,138          $  4,281     $ 15,219       $ 15,090      $ 16,672     $ 15,909
Cash distributions per share                          1.88               .47         1.88           1.88          1.88         1.86
                                                  --------          --------     --------       --------      --------     --------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere herein.

Acquisitions

         The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, the Company has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, the Company is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, the Company is considering the disposition of its interests. There can be no assurance that the Company will consummate any such acquisition or disposition.

         1998 Acquisitions

         Significant 1998 acquisitions include Prince Georges Plaza, a 745,000 square-foot regional shopping center in Hyattsville, MD; Festival at Exton, a 140,000 square-foot community shopping center in Chester County, PA; The Woods, a 320-unit apartment complex in Ambler, PA; and Northeast Tower Center (an 89% interest), a 484,000 square-foot power center in Philadelphia, PA, plus an adjacent parcel of land for the development of an additional 100,000 square feet. The Company also concluded the acquisitions of strip centers in Springfield, PA (a 50% interest) and Valleyview in Wilmington, DE with 67,000 and 56,000 square-feet, respectively. The Company also opened Phase I of its Christiana Power Center with approximately 300,000 square-feet in Newark, DE in September 1998, which had been acquired as undeveloped land in early 1998. On December 18, 1998, the Company also acquired the remaining 50% interests in two multifamily properties and a parcel of undeveloped land. The following table summarizes the financial terms of the 1998 acquisitions in thousands of dollars:

--------------------------------------------------------------------------------------------------------------------------
Acquisition     Property Name           Property Type    Property City  Location  Purchase  Credit    Assumed    OP Units
Date                                                                    State     Price     Facility  Debt
--------------------------------------------------------------------------------------------------------------------------
1/26/98         Christiana Power        Shopping Center  Newark         DE        $  8,700   $ 6,000   $     --   $ 2,700
                Center
--------------------------------------------------------------------------------------------------------------------------
5/12/98         Springfield Park        Shopping Center  Springfield    PA           3,700     3,700         --        --
--------------------------------------------------------------------------------------------------------------------------
7/21/98         Valleyview              Shopping Center  Wilmington     DE           4,300     1,300         --     3,000
--------------------------------------------------------------------------------------------------------------------------
8/7/98          The Woods               Apartments       Ambler         PA          21,200    12,200      7,300     1,700
--------------------------------------------------------------------------------------------------------------------------
8/27/98         Festival at Exton       Shopping Center  Exton          PA          18,400    18,400         --        --
--------------------------------------------------------------------------------------------------------------------------
9/17/98         Prince Georges Plaza    Regional Mall    Hyattsville    MD          65,000    19,000     43,000     3,000
--------------------------------------------------------------------------------------------------------------------------
12/18/98        Fox Run                 Apartments       Bear           DE          15,388       388     15,000        --
--------------------------------------------------------------------------------------------------------------------------
12/18/98        Eagles Nest             Apartments       Coral Springs  FL          16,087       387     15,700        --
--------------------------------------------------------------------------------------------------------------------------
12/18/98        Turtle Run              Apartments       Coral Springs  FL           2,900        --      2,900        --
--------------------------------------------------------------------------------------------------------------------------
12/23/98        Northeast Tower Center  Shopping Center  Philadelphia   PA          25,000     3,700     18,000     3,300
--------------------------------------------------------------------------------------------------------------------------
Total Completed 1998 Acquisitions                                                 $180,675   $65,075   $101,900   $13,700
--------------------------------------------------------------------------------------------------------------------------

Dispositions

         Consistent with management's stated long-term strategic plan to review and evaluate all joint venture real estate holdings, on July 24, 1998 the Company sold its 25% interest in Punta Gorda Mall in Punta Gorda, Florida and Ormond Beach Mall in Daytona Beach, Florida. The gain on the sale of these properties was approximately $1.3 million. Also, on April 1, 1998 the Company sold its 40% interest in Charter Pointe Apartments in Altamonte Springs, Florida. The gain on the sale of this real estate interest was approximately $1.7 million. The proceeds from these sales were applied to reduce outstanding borrowings under the Company's Credit Facility.

Development, Expansions and Renovations

         The Company is involved in a number of development and redevelopment projects, which may require equity funding by the Company or third-party debt or equity financing (see Note 11 to the Consolidated Financial Statements). In each case, the Company will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects.

The TRO Transaction

         On September 30, 1997, the Company acquired The Rubin Organization, Inc. ("TRO", renamed "PREIT-RUBIN, Inc."), a commercial property development and management firm, and certain related real estate interests (the "TRO Transaction").

         As part of the TRO Transaction, the Company acquired Magnolia Mall, located in Florence, South Carolina, North Dartmouth Mall, located in North Dartmouth, Massachusetts and a 50% interest in the Court at Oxford Valley, located in Langhorne, Pennsylvania. The Company also acquired the development rights of certain affiliates of TRO ("TRO Affiliates"), subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex. In addition, the Company agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center and Northeast Tower Center, at prices based upon a pre-determined formula.

         The TRO Transaction was financed through the issuance of 646,286 Operating Partnership Units in The Operating Partnership, L.P. (the "Operating Partnership"), with a value of approximately $15.1 million, assumption of mortgage indebtedness at Magnolia Mall of approximately $25.2 million, and $61.7 million of cash, totaling $102.0 million (see Note 3 to the Consolidated Financial Statements). The cash was obtained primarily from borrowings under a new Credit Facility entered into by the Operating Partnership coincident with the September 30, 1997 closing of the TRO Transaction, with a group of banks led by First Union National Bank. The obligations of the Operating Partnership under the new Credit Facility have been guaranteed by the Company.

Results of Operations

         Operating Results

                                                Calendar Year Ended December 31,
(In thousands)                                                1998         1997*
                                                           -------      --------
Revenues
Gross revenues from real estate                            $61,745      $44,061
Interest and other income                                      650          218
                                                           --------------------
                                                            62,395       44,279
                                                           --------------------
Expenses
Property operating expenses                                 22,519       17,880
Depreciation and amortization                                9,406        6,895
General and administrative expenses                          3,351        3,388
Interest expense                                            10,591       10,328
Provision for losses on investments                             --          500
                                                          ---------------------
                                                            45,867       38,991
                                                          ---------------------
                                                            16,528        5,288

Equity in (loss) income of PREIT-RUBIN, Inc.                  (678)         258
Equity in income of partnerships
        and joint ventures                                   5,985        5,792
Loss on early extinguishment
        of partnership and joint venture debt                   --       (1,218)
                                                           --------------------
Minority interest in operating partnership                  (1,423)        (394)
Loss on early extinguishment of debt                          (270)          --
                                                           --------------------
Net income before gains on sales
        of interests in real estate                         20,142        9,726
Gains on sales of interests in real estate                   3,043        1,697
                                                           --------------------
Net Income                                                 $23,185      $11,423
                                                           ====================

* Prior year information has been recast for comparability purposes to reflect the Company's change in fiscal year-end (see Note 2 to the Consolidated Financial Statements).

Calendar Year December 31, 1998 compared with Calendar Year December 31, 1997

         Net income for the calendar year ended December 31, 1998 before gains on sales of interests in real estate, increased 107% to $20.1 million from $9.7 million for the comparable period of 1997. In 1998, net gains on the sales of interests in real estate were $3.0 million as compared to $1.7 million in 1997. Gains were recognized from the sales of interests in Punta Gorda Mall, Punta Gorda, FL, Ormond Beach Mall, Daytona Beach, FL and Charter Pointe Apartments in Altamonte Springs, FL. In 1997, gains resulted from sales of the Company's interest in Gateway Mall, St. Petersburg, FL offset by a loss on the sale of property in Margate, FL.

         Gross revenues from real estate increased by $17.7 million or 40% to $61.7 million for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The 1998 period included $17.1 million of revenues attributable to new properties acquired. Of that amount, $10.8 million of revenues are attributable to Magnolia Mall and North Dartmouth Mall, which the Company acquired on September 30, 1997. The balance of the increase in revenues of $6.3 million is attributable to the 1998 acquisitions. Revenues from properties owned during both periods increased by $0.6 million primarily as a result of an increase in apartment revenues of $0.5 million.

         Property operating expenses increased by $4.6 million to $22.5 million. The 1998 period included $4.8 million of expenses attributable to new properties acquired. Of that increase, $3.0 million of expenses were attributable to Magnolia Mall and North Dartmouth Mall. The balance of the increase of $1.8 million is attributable to the 1998 acquisitions. Operating expenses from properties owned during both periods decreased by $0.2 million primarily due to decreases in operating costs for apartments.

         Depreciation and amortization increased by $2.5 million to $9.4 million primarily as a result of depreciation of $2.2 million from the addition of Magnolia Mall and North Dartmouth Mall and the 1998 acquisitions. Depreciation and amortization for properties owned during both periods increased by $0.3 million.

         Interest expense increased by $0.3 million to $10.6 million. Interest expense attributable to mortgaged properties increased by $0.5 million due to the acquisition of Magnolia Mall, and the acquisitions of The Woods Apartments and Prince Georges Plaza offset by the repayment of the mortgage on Cobblestone Apartments in December 1997. Interest expense incurred against the Company's Credit Facility decreased by $0.2 million.

         Equity in income of partnerships and joint ventures increased by $0.2 million to $6.0 million primarily as a result of the Company's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997 and Springfield Mall, acquired during the second quarter of 1998, which together contributed $0.6 million for the period. Equity in the income of properties owned during both periods decreased by $0.3 million. This decrease was caused by a $0.6 million reduction from Whitehall Mall which is being redeveloped, offset by increases from other joint ventures of $0.3 million.

         In 1997, loss on early extinguishment of partnerships and joint venture debt of $1.2 million relates to refinancing fees paid on Lehigh Valley Mall and Regency Apartments.

         Equity in net loss of PREIT-RUBIN, Inc. for the 1998 period was $0.7 million compared with income of $0.3 million for the 1997 period.

         Minority interest in the operating partnership increased $1.0 million as a result of the OP units issued in connection with the TRO Transaction and OP units issued in connection with five acquisitions during 1998.

         In 1998, loss on early extinguishment of debt was due to a refinancing prepayment fee on Fox Run Apartments of $0.3 million.

Calendar Year December 31, 1998 compared with Fiscal Year August 31, 1997

         Net income for the calendar year ended December 31, 1998 before gains on sales of interests in real estate, increased 118% to $20.1 million from $9.2 million for the fiscal period of 1997. In 1998, net gains on the sales of interests in real estate were $3.0 million as compared to $1.0 million in 1997. In 1998, gains were from sales of interests in Gateway Mall, St. Petersburg, FL and Charter Pointe Apartments in Altamonte Springs, FL. In 1997, gains on sales of the Company's interest in shopping centers in Lancaster, Beaver Falls and Waynesburg, PA of $1.5 million were offset by a loss on sale of shopping center in Margate, FL of $0.4 million.

         Gross revenues from real estate increased by $21.5 million or 53% to $61.7 million for the year ended December 31, 1998, as compared to $40.2 million for the year ended August 31, 1997. The 1998 period included $20.5 million of revenues attributable to properties acquired. Of that amount, $14.2 million of revenues are attributable to Magnolia Mall and North Dartmouth Mall. The balance of the increase of $6.3 million is attributable to the 1998 acquisitions. Revenues from properties owned during both periods increased by $1.0 million primarily as a result of an increase in apartment revenues of $0.7 million.

         Property operating expenses increased by $6.0 million to $22.5 million. The 1998 period included $6.1 million of expenses attributable to properties acquired. Of that increase, $4.3 million of expenses were attributable to Magnolia Mall and North Dartmouth Mall. The balance of the increase of $1.8 million is attributable to the 1998 acquisitions. Operating expenses from properties owned during both periods decreased by $0.1 million primarily due to decreases in operating costs for apartments.

         Depreciation and amortization increased by $3.1 million to $9.4 million primarily as a result of additional depreciation expense of $2.6 million from the acquisition of Magnolia Mall and North Dartmouth Mall in 1997 and property acquisitions in 1998. Depreciation and amortization from properties owned during both periods increased by $0.3 million.

         Interest expense increased by $1.5 million to $10.6 million. Interest expense attributable to properties increased by $3.8 million due to the acquisition of Magnolia Mall, which the Company acquired on September 30, 1997, the acquisitions of The Woods Apartments and Prince Georges Plaza offset by the repayment of the mortgage on Cobblestone Apartments in December 1997. Interest expense incurred against the Company's Credit Facility decreased by $2.3 million.

         Equity in income of partnerships and joint ventures increased by $1.6 million to $6.0 million as a result of the Company's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997 and three other properties, which contributed $0.7 million for the period. Equity in the income of properties owned during both periods increased by $0.9 million. This increase is net of an $0.8 million decrease from Whitehall Mall which is currently being redeveloped.

         Equity in net loss of PREIT-RUBIN, Inc. for the 1998 period was $0.7 million.

         Minority interest in the operating partnership was $1.4 million as a result of the OP units issued in connection with the TRO Transaction and OP units issued in connection with five 1998 acquisitions (see Notes 3 and 12 to the Consolidated Financial Statements).

         Extraordinary loss on early extinguishment of debt was $0.3 million due to the prepayment fee on the Fox Run Apartments refinancing.

Four-Month Periods Ended December 31, 1997 and 1996

         Gross revenues from real estate increased by $3.9 million to $17 million for the four month period ended December 31, 1997 as compared to the same period in the prior year. The 1997 period included $3.5 million of revenues attributable to Magnolia Mall and North Dartmouth Mall. Revenues from properties owned during both periods increase by $0.3 million primarily as a result of an increase in apartment revenues.

         Operating expenses increased by $1.4 million to $6.9 million. The 1997 period included $1.3 million of expenses attributable to Magnolia Mall and North Dartmouth Mall. Operating expenses from properties owned during both periods increased by $0.1 million. Depreciation and amortization increased by $0.6 million to $2.7 million primarily as a result of the addition of the Magnolia Mall and North Dartmouth Mall properties of $0.4 million, and increased amortization of financing costs of approximately $0.1 million.

         Interest expense increased by $1.2 million to $4.3 million as a result of interest on borrowings against the Company's Credit Facility for acquisitions and working capital needs.

         Equity in income of partnerships and joint ventures increased by $0.3 million to $2.1 million primarily as a result of the Company's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997 of $0.1 million. The 1996 period includes a prepayment penalty in the amount of $0.2 million due to the refinancing of debt for Lehigh Valley Mall. The 1996 period also included income from properties sold during 1996 in the amount of $0.1 million. Income from properties owned during both periods increased by $0.1 million.

         Equity in income of PREIT-RUBIN, Inc. for the 1997 period was $0.3 million.

         The gain on the sale of interest in real estate of $2.1 million in the 1997 period relates to the sale of the Company's 60% interest in Gateway Mall, St. Petersburg, Florida. The prior year gains of $1.5 million consist of the sale of the Company's 50% interest in three shopping centers in Pennsylvania.

         Minority interest increased by $0.4 million to $0.4 million as a result of the OP units issued in connection with the TRO Transaction.

         Extraordinary loss of $0.3 million is due to the write-off of remaining deferred financing costs following the early extinguishment of the Company's previous credit facility.

         Net income for the four months ended December 31, 1997 increased to $6 million from $4.9 million as reported in the comparable period in the prior year.

Fiscal 1997 Compared With Fiscal 1996

         Net income for the fiscal year ended August 31, 1997 before gains on sales of interests in real estate, decreased 10% to $9.2 million from $10.2 million for the comparable period of 1996. In the 1997 period, net gains on the sales of interests in real estate were $1.1 million as compared to $0.9 million in 1996. The net gains on sales of interests in real estate of $1.1 million in 1997, consisted of gains on the sale of the Company's joint venture interest in shopping centers in Lancaster, Beaver Falls and Waynesburg, PA of $1.5 million, offset by a loss on the sale of a shopping Center in Margate, FL of $0.4 million. The gains in 1996 totaling $0.9 million were derived from the sale of land in Bucks County, PA and the sale of the Chateau Apartments in Midland, TX. In 1997 net income was reduced by an accounting provision of $0.5 million for losses on land held for sale in the Company's investment portfolio and prepayment fees of $1.9 million paid in connection with refinancing of two partnerships properties, the Company's share of which was $1.1 million.

         Gross revenues from real estate for the fiscal year ended August 31, 1997, increased by 3% to $40.2 million from $39.0 million in the prior year. The 1997 period included $0.4 million of revenues attributable to Forestville Plaza in which the Company acquired its partners' remaining 25% interest in the prior fiscal year. The 1996 period included $0.5 million of revenues attributable to Chateau Apartments which the Company sold in June 1996. Revenues from properties owned during both periods increased by $1.0 million primarily as a result of increases in apartment revenues.

         Operating expenses for the fiscal year ended August 31, 1997, increased 1% to $16.3 million from $16.1 million in the prior year. The 1997 period included $0.2 million of expenses attributable to Forestville Plaza in which the Company acquired its partners' remaining 25% interest in the prior fiscal year. The 1996 period included $0.3 million of expenses attributable to Chateau Apartments which the Company sold. Operating expenses from properties owned during both periods increased by $0.3 million.

         Depreciation and amortization for the fiscal year ended August 31, 1997, increased by 7% to $6.3 million from $5.9 million in 1996, primarily as a result of on going capital expenditures in apartments.

         General and administrative expenses increased by 6% to $3.3 million from $3.1 million in 1996, primarily as a result of costs associated with litigation with a partner. Mortgage and bank loan interest expense decreased by 8% to $9.1 million from $9.8 million in 1996, primarily as a result of decreased borrowing against the Company's credit facility.

        In fiscal 1996, a partnership in which the Company has a 50% interest signed an option to sell a parcel of land at a stipulated price, subject to the buyer's obtaining certain zoning variance approvals. In fiscal 1997, the option expired. As a result, management revised its estimate of the property's selling price and recorded a $0.5 million provision for investment losses to reduce the property held for sale to its estimated net realizable value.

        Equity in income of partnerships and joint ventures decreased in the fiscal year ended August 31, 1997, by 32% to $4.3 million from $6.3 million in 1996, primarily as a result of an increase in mortgage interest expense of $2.9 million ($1.8 million of which was the Company's proportional share). The increase in partnership mortgage interest expense is attributable to prepayment fees of $1.9 million ($1.1 million of which was the Company's proportional share) in connection with refinancings, as well as additional interest expense associated with the refinancings of Regency Apartments, Lehigh Valley Mall and Cambridge Hall Apartments in 1997. In addition, equity in income from properties owned during both periods exclusive of the increase in mortgage interest mentioned above increased by $0.5 million.

Liquidity and Capital Resources

        The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions.

         The Company expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities.

         In order to secure additional funds for its acquisition and development activities, the Company is exploring a number of financing alternatives with its current bank group as well as other financial institutions and intermediaries. These financing alternatives may include an expansion of the Company's current $150 million revolving credit facility (the "Credit Facility") and mortgaging certain of the Company's properties that are presently unencumbered. The Company expects to conclude one or more of these transactions in the second quarter of 1999.

The Credit Facility

         The Operating Partnership entered into the Credit Facility with a group of banks led by First Union National Bank. The obligations of the Operating Partnership under the Credit Facility have been guaranteed by the Company.

         The Credit Facility was for an initial term of two years and during 1998, the maturity date was extended to December 31, 2000. The Credit Facility bears interest, at the borrower's election, at (i) the higher of First Union's prime rate, or the Federal Funds lending rate plus .5%, in each case as in effect from time to time, or (ii) the London Interbank Offered Rate (LIBOR) plus margins ranging from 1.1% to 1.7%, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility.

         The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%;
(ii) a maximum ratio of Senior Liabilities (as defined in the Credit Facility) to Unencumbered Asset Value (as defined in the Credit Facility) of 73%; (iii) minimum tangible net worth of $115 million; (iv) a minimum ratio of annualized consolidated property net operating income to total annual debt service of 1.40:1; and (v) a minimum ratio of annualized consolidated property net operating income to pro forma debt service of 1.30:1. As of December 31, 1998, the Company's Leverage Ratio was approximately 54.8%. Until the Company reduces its leverage ratio below 50%, the lending banks hold unrecorded mortgages on eleven unencumbered properties which the Operating Partnership owns, directly or indirectly, and are entitled to record such mortgages upon any event of default.

         As of December 31, 1998, the Operating Partnership had drawn $139 million on the Credit Facility ($136 million on wholly-owned properties and $3 million on joint venture properties). The Company used the proceeds primarily to fund the 1997 and 1998 acquisitions.

Mortgage Notes

         In addition to amounts due under the Credit Facility during the next three years, construction and mortgage loans, secured by properties owned by three partnerships in which the Company has an interest, mature by their terms. Balloon payments on these loans total $24 million of which the Company's proportionate share is $12 million. Construction and mortgage loans on properties wholly-owned by the Company also mature by their terms. Balloon payments on these loans total $32 million.

Commitments

         At December 31, 1998, the Company had approximately $22 million committed to complete current development and redevelopment projects. In connection with certain development properties, including those development properties acquired as part of the TRO Transaction (see Note 3 to the Consolidated Financial Statements), the Company may be required to issue additional OP units upon the achievement of certain financial results.

Cash Flows

         During the year ended December 31, 1998, the Company generated $31.1 million in cash flow from operating activities. Other sources and uses of cash flow included: (i) $127.9 million in additional borrowings under the Company's Credit Facility, (ii) $68.3 million in net proceeds from mortgage notes payable, offset by (iii) $33.7 million of prepayments of mortgage notes payable and $1.5 million of other principal installments and (iv) $26.5 million of distributions to shareholders and OP Unit holders. During the year ended December 31, 1998, the Company had net investing activities of $159.7 million including: (i) investments in wholly-owned real estate assets ($150.8 million), (ii) investments in property under development ($5.9 million), (iii) investments in partnerships and joint ventures ($15.0 million), (iv) investments in the affiliated management company ($1.3 million), offset by (v) cash proceeds from gains on sales of real estate interests of $3.0 million and (vi) cash distributions from partnerships and joint ventures in excess of equity in income of $10.3 million.

Interest Rate Protection

         In order to reduce exposure to variable interest rates, the Company entered into a six-year interest rate swap agreement with First Union, on $20 million of indebtedness which fixes a rate of 6.12% per annum versus 30-day LIBOR until 2001.

Financial Instruments Sensitivity Analysis

         The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in the general level of market interest rates. In order to mitigate the impact of fluctuations in market interest rates, the Company's derivative and other financial instruments consist of long-term debt (including current portion) and an interest rate swap agreement. All financial instruments are entered into for other than trading purposes and the net market value of these financial instruments combined is referred to as the net financial instrument position. As of December 31, 1998, the Company's consolidated debt portfolio consisted of $150.0 million in fixed rate mortgage notes, $17.0 million in floating rate mortgage notes, and $135.3 million borrowed under its revolving Credit Facility. The Company has limited its exposure to increases in LIBOR on its floating rate debt by entering into a $20.0 million interest rate swap agreement which expires in June 2001 and carries a fixed interest rate of 6.12% versus 30-day LIBOR. Management does not foresee any significant changes in the Company's exposure to interest rate fluctuations or how such exposure will be managed in the near future.

         Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, however, it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. The sensitivity analysis, related to the fixed debt portfolio, assumes an immediate 100 basis point move in interest rates from their actual December 31, 1998 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $8.7 million at December 31, 1998. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $9.4 million at December 31, 1998. Based on the variable-rate debt included in the Company's debt portfolio, including an interest rate swap agreement, as of December 31, 1998, a 100 basis point increase in interest rates would result in an additional $1.3 million in interest incurred at December 31, 1998. A 100 basis point decrease would reduce interest incurred by $1.3 million at December 31, 1998.

Contingent Liability

         The Company along with certain of its joint venture partners has guaranteed debt totaling $7 million (see Note 4 to Consolidated Financial Statements).

Funds From Operations

         The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

         Funds from operations increased 76% to $34.6 million for the year ended December 31, 1998, as compared to $19.7 million in fiscal 1997. The increase is primarily due to an improvement in net operating income from residential properties and newly acquired properties since September 30, 1997.

Capital Expenditures

         During calendar 1998, the Company expended $4.6 million for capital expenditures; $3.8 million ($612 per unit owned adjusted for partnership interests) for multifamily communities and $0.8 million for shopping centers. The Company's policy is to capitalize expenditures for floor coverings, appliances and major exterior preparation and painting for apartments. During the year, $1.2 million ($161 per unit owned) was expended for floor covering and $0.6 million ($84 per unit owned) for appliances.

Environmental Matters

         In 1994, the Company established a reserve for environmental remediation costs of $0.6 million. In addition, the Company received a credit of $0.4 million for environmental matters in connection with the acquisition of two properties. Since 1994 a total of $0.7 million was charged against the reserve leaving a balance of $0.3 million. There can be no assurance that these amounts will be adequate to cover future environmental costs.

Competition

         The Company's shopping centers compete with other shopping centers in their trade areas as well as alternative retail formats, including catalogues, home shopping networks and internet commerce. Apartment properties compete for tenants with other multifamily properties in their markets. Economic factors, such as employment trends and the level of interest rates, impact shopping center sales as well as a prospective tenant's choice to rent or own his/her residence.

Inflation

         Inflation can have many effects on the financial performance of the Company. Shopping center leases often provide for the payment of rents based on a percentage of sales which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses which may reduce the impact of such increases on the Company. Apartment leases are normally for a one-year term which may allow the Company to seek increased rents as leases are renewed or when new tenants are obtained.

Year 2000 Issue

         Many existing computer programs use only two digits to identify a year in the date field. Those programs were designed and developed at a time when data storage was expensive, and the impact of the upcoming century change was not considered. If not corrected, many programs may fail or provide inaccurate results at the turn of the century. The Company uses information systems and control systems which may be affected by the two digit date.

         The Company established a Year 2000 Remediation Plan consisting of the following phases: inventorying systems and devices including information technology ("IT") and (non-IT systems) that are vulnerable to the Year 2000 problem, assessment of the criticality of the inventoried items, remediation of the non compliant items, and testing of the corrections that have been applied. The Company has completed the first phase of its Remediation Plan for IT systems and has determined that all mission critical systems are Year 2000 compliant. In addition, the Company has begun the first phase of its Remediation Plan for its non-IT systems (such as elevators, HVAC and lighting systems) and is currently completing an inventory of non-IT systems and assessing the potential risks of noncompliance. Business partners, suppliers and tenants are also being surveyed relative to their Year 2000 compliance to mitigate the potential impact of Year 2000 issues. The amount of remediation effort is not anticipated to be extensive due to the Company's use of readily available. off-the-shelf software and hardware products that are supported by the manufacturers. After evaluating the Company's required compliance efforts, appropriate contingency plans will be developed based on the outcome of the assessment phase and the survey of its major suppliers. The Company expects to complete the Year 2000 Remediation Plan, including final testing by the beginning of the fourth quarter of 1999.

         Management has determined the approximate total cost of its Year 2000 Remediation Plan and the potential related impact on operations. Amounts incurred to date have been less than $100,000 and the estimated remaining expenses of Year 2000 remediation are also expected to be less than $100,000. Costs associated with a Year 2000 issue could have a material impact on the operations of the Company.

Forward-Looking Statements

         The matters discussed in this report, as well as news releases issued from time to time by the Company include use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning the Company's planned acquisition, development and divestiture activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that my cause the actual results, performance or achievements of the Company's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company's disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         See Item 7 under the heading "Financial Instruments Sensitivity Analysis" for a discussion of the Company's market risk. Such information is incorporated hereto by reference.

Item 8.  Financial Statements and Supplementary Data

         The consolidated balance sheets of the Trust as of December 31, 1998, December 31, 1997 and August 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1998, the four-month period ended December 31, 1997 and for each of the two years in the fiscal period ended August 31, 1997 and 1996, and the report of independent public accountants thereon and the Trust's summary of unaudited quarterly financial information for the calendar year ended December 31, 1998 and for the fiscal year ended August 31, 1997 are set forth on pages F-1 through F-20 hereto.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Trustees and Executive Officers of the Trust.

                                                              Principal Occupation
     Name                  Age                                  and Affiliations
     ----                  ---                                ---------------------
Non-Trustee
Executive Officers

Edward A. Glickman         41     Since September 30, 1997, Executive Vice President and Chief Financial
                                  Officer of the Trust.  From 1993 to 1997, Executive Vice President and Chief
                                  Financial Officer of The Rubin Organization, Inc. (now named PREIT-RUBIN,
                                  Inc.).

Jeffrey A.                 50     Senior Vice President-Acquisitions and Secretary of the Trust
  Linn

Dante J.                   65     Senior Vice President-Finance and Treasurer of the Trust
  Massimini

Raymond J. Trost           43     Vice President - Asset Management

         The information regarding the Trust's Trustees required by Item 10 is incorporated by reference to, and will be contained in, the Trust's definitive proxy statement, which the Trust anticipates will be filed no later than April 30, 1999, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to, and will be contained in, the Trust's definitive proxy statement, which the Trust anticipates will be filed no later than April 30, 1999, and thus the Item has been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to, and will be contained in, the Trust's definitive proxy statement, which the Trust anticipates will be filed no later than April 30, 1999, and thus the Item has been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to, and will be contained in, the Trust's definitive proxy statement, which the Trust anticipates will be filed no later than April 30, 1999, and thus the Item has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

(1)  Financial Statements

         1.       The Trust's Consolidated Financial Statements as follows:

                           Report of Independent Public Accountants       F-1

                           Consolidated Balance Sheets as of December
                           31, 1998, December 31, 1997 and
                           August 31, 1997                                F-2

                           Consolidated Statements of Income and
                           Shareholders' Equity for the calendar year
                           ended December 31, 1998, the four-month
                           period ended December 31, 1997 and for each
                           of the two years in the fiscal period ended
                           August 31, 1997 and 1996.                      F-3

                           Consolidated Statements of Cash Flows for the calendar year ended December 31, 1998, the four-month period ended December 31, 1997 and for each of the two years in the fiscal
                           period ended August 31, 1997 and 1996.         F-4

                           Notes to Consolidated Financial Statements     F-5

         2.       Lehigh Valley Associates Financial Statements

                           Report of Independent Auditors                 F-21

                           Balance Sheets at August 31, 1996 and 1995     F-22

                           Statements of Operations for the fiscal
                           years ended August 31, 1996, 1995 and 1994     F-23

                           Statements of Partners' Deficiency at
                           August 31,  1996, 1995 and 1994 and
                           September 1, 1993                              F-24

                           Statements  of Cash Flows for the fiscal
                           years ended August 31, 1996, 1995 and 1994     F-25

                           Notes to Financial Statements                  F-26

         (2)      Financial Statement Schedules

                  II    -  Valuation and Qualifying Accounts              F-31
                  III   -  Real Estate and Accumulated Depreciation       F-32

                  All other schedules are omitted because they are not applicable or are not required or because the required information is reported in the consolidated financial statements or notes thereto.

         (3)      Exhibits

         3.1 Trust Agreement as Amended and Restated on December 16, 1997, filed as Exhibit 3.2 to the Trust's Current Report on Form 8-K dated December 16, 1997, is incorporated herein by reference.

         3.2 By-Laws of the Trust as amended through December 16, 1997, filed as exhibit 3.3 to the Trust's Current Report on Form 8-K dated December 17, 1997, is incorporated herein by reference.

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

         4.14 First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.1 to the Trust's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

         4.15 Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.2 to the Trust's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

         4.16 Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.3 to the Trust's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

         4.17 Subscription Agreement, dated September 30, 1997, between PREIT Associates, L.P. and Florence Mall Partners, filed as exhibit 4.16 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

        10.1 Employment Agreement, dated as of January 1, 1990, between the Trust and Sylvan M. Cohen, filed as exhibit 10.1 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, incorporated herein by reference.

        10.2 Second Amendment to Employment Agreement, dated as of September 29, 1997, between the Trust and Sylvan M. Cohen, filed as exhibit 10.36 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

        10.3 Employment Extension and Separation Agreement, dated October 1, 1997, between the Trust and Robert G. Rogers, filed as exhibit 10.3 to the Trust's Annual Report on Form 10-K on November 28, 1997, is incorporated herein by reference.

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

        10.7 Trust's 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

        10.8 Trust's Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

         10.9 Amendment No. 2 to the Trust's 1990 Stock Option Plan for Non-Employee Trustees is filed herewith.

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

         10.16 Amendment No. 1 to the Trust's 1990 Incentive and Non-Qualified Stock Option Plan is filed herewith.

         10.17 The Trust's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as exhibit B to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, as incorporated herein by reference.

         10.18 Employment Agreement dated as of January 1, 1997 between the Trust and Jeffrey Linn filed as exhibit 10.16 to the Trust's Annual Report on Form 10-K on November 28, 1997, is incorporated herein by reference.

         10.19 PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between the Trust and PREIT Associates, L.P., filed as exhibit 10.15 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.20 Declaration of Trust, dated June 19, 1997, by Trust, as grantor, and Trust, as initial trustee, filed as exhibit 10.16 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.21 TRO Contribution Agreement, dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., and the persons and entities named therein, filed as exhibit 10.17 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.22 First Amendment to TRO Contribution Agreement, dated September 30, 1997, filed as exhibit 10.18 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.23 Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as exhibit
                  10.19 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.24 First Amendment to Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as exhibit 10.20 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.25 Contribution Agreement (relating to Hillview Shopping Center, Cherry Hill, New Jersey), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Cherry Hill Partner, Inc., and Rubin Oxford Valley Associates, L.P., filed as exhibit 10.21 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.26 Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 10.22 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.27 First Amendment to Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of December 23, 1998, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 2.2 to the Trust's Current Report on Form 8-K dated January 7, 1999, is incorporated herein by reference.

         10.28 Contribution Agreement (relating to the pre-development properties named therein), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., and TRO Predevelopment, LLC, filed as exhibit 10.23 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.29 First Amendment to Contribution Agreement (relating to the pre-development properties), dated September 30, 1997, filed as exhibit 10.24 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.30 First Refusal Rights Agreement, effective as of September 30, 1997, by Pan American Associates, its partners and all persons having an interest in such partners with and for the benefit of PREIT Associates, L.P., filed as exhibit 10.25 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.31 Purchase and Sale Agreement (relating to Magnolia Mall, Florence, South Carolina), dated as of June 30, 1997, by and between Magnolia Retail Associates, L.L.C. and The Rubin Organization, Inc., filed as exhibit 10.26 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.32 First Amendment to Purchase and Sale Agreement (relating to Magnolia Mall, Florence, South Carolina), dated September 30, 1997, filed as exhibit 10.27 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.33 Purchase and Sale Agreement (relating to North Dartmouth Mall, Dartmouth, Massachusetts), dated as of June 30, 1997, by and between Diversified Equity Corporation of Illinois, Inc. and The Rubin Organization, Inc., filed as exhibit 10.28 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.34 Contribution Agreement among the Woods Associates, a Pennsylvania limited partnership, certain general, limited and special limited partners thereof, PREIT Associates, L.P., a Delaware limited partnership, and the Trust dated as of July 24, 1998, as amended by Amendment #1 to the Contribution Agreement, dated as of August 7, 1998, filed as exhibit 2.1 to the Trust's Current Report on Form 8-K dated August 7, 1998, is incorporated herein by reference.

         10.35 Purchase and Sale and Contribution Agreement dated as of September 17, 1998 by and among Edgewater Associates #3 Limited Partnership, an Illinois Limited partnership, Equity-Prince George's Plaza, Inc., an Illinois corporation, PREIT Associates, L.P., a Delaware limited partnership and PR PGPlaza LLC, a Delaware limited liability company, filed as exhibit 2.1 to the Trust's Current Report on Form 8-K dated September 17, 1998 is incorporated herein by reference.

         10.36 Purchase and Sale Agreement dated as of July 24, 1998 by and between Oaklands Limited Partnership, a Pennsylvania limited partnership, and PREIT Associates, L.P. a Delaware limited partnership, filed as exhibit 2.1 to the Trust's Current Repot on Form 8-K dated August 27, 1998 is incorporated herein by reference.

         10.37 Agreement Regarding Assignment of Purchase and Sale Agreements (relating to Magnolia Mall, Florence, South Carolina and North Dartmouth Mall, Dartmouth, Massachusetts), dated as of June 30, 1997, between The Rubin Organization, Inc. and the Trust, filed as exhibit 10.29 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.38 Registration Rights Agreement, dated as of September 30, 1997, among the Trust and the persons listed on Schedule A thereto, filed as exhibit 10.30 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.39 Registration Rights Agreement, dated as of September 30, 1997, between the Trust and Florence Mall Partners, filed as exhibit
                  10.31 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.40 Letter Agreement, dated March 26, 1996, by and among The Goldenberg Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth Goldenberg, filed as exhibit 10.32 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.41 Letter Agreement dated July 30, 1997, by and between The Goldenberg Group and Ronald Rubin, filed as exhibit 10.33 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.42 Employment Agreement, dated September 30, 1997, between the Trust and Ronald Rubin, filed as exhibit 10.34 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.43 Employment Agreement, dated September 30, 1997, between the Trust and Edward Glickman, filed as exhibit 10.35 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.44 Trust Incentive Bonus Plan, effective as of January 1, 1998, filed as exhibit 10.37 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.45 PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as exhibit 10.38 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.46 PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.47 1997 Stock Option Plan, filed as exhibit 10.41 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.48 Amendment No. 1 to the Trust's 1997 Stock Option Plan is filed herewith.

         10.49 The Trust's Special Committee of the Board of Trustees' Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

         10.50 Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as exhibit 10.1 to the Trust's Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

         10.51 The Trust's 1998 Non-Qualified Employee Share Purchase Plan, filed as exhibit 4 to the Trust's Form S-3 dated January 6, 1999, is incorporated herein by reference.

         10.52 Amendment No. 1 to the Trust's Non-Qualified Employee Share Purchase Plan is filed herewith.

         10.53 The Trust's 1998 Qualified Employee Share Purchase Plan, filed as exhibit 4 to the Trust's Form S-8 dated December 30, 1998, is incorporated herein by reference.

         10.54 Amendment No. 1 to the Trust's Qualified Employee Share Purchase Plan is filed herewith.

         10.55 PREIT-RUBIN Inc. 1998 Stock Option Plan, filed as Exhibit 4 to the Trust's Form S-3 dated March 19, 1999, is incorporated herein by reference.

         10.56 Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan is filed herewith.

         10.57 The Trust's Distribution Reinvestment and Share Purchase Plan, filed on Form S-3 dated March 19, 1999, is incorporated herein by reference.

         21.      Listing of subsidiaries

         23.1 Consent of Arthur Andersen LLP (Independent Public Accountants of the Trust).

         23.2 Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

         27.      Financial Data Schedule

(b) Report on Form 8-K.

         On December 31, 1998, the Trust filed a Form 8-K dated December 18, 1998 covering the following Item 5 events:

         a) Audited Financial Statements as of and for the four month period ended December 31, 1997

         b) Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement

         c) Settlement of litigation with Bermans pursuant to which the Trust received the Bermans' 50% interest in the Fox Run multifamily community in Bear, Delaware (414 units), the Eagle's Nest multifamily community in Coral Springs, Florida (264 units) and an undeveloped 14 acre parcel in Coral Springs, Florida that will accommodate the development of approximately 260 units and pursuant to which the Trust paid the Bermans $775,000 and assumed the remaining 50% of the debt outstanding on the properties.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


Date:  March 31, 1999                 By:  /s/ Jonathan B. Weller
                                          -------------------------------------
                                          Jonathan B. Weller
                                          President and Chief Operating Officer

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

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated:


           Name                                           Capacity                                 Date
           ----                                           --------                                 ----
/s/ Sylvan M. Cohen                         Chairman and Trustee                               March 31, 1999
------------------------
Sylvan M. Cohen

/s/ Ronald Rubin                            Chief Executive Officer and Trustee                March 31, 1999
--------------------------
Ronald Rubin

/s/ Jonathan B. Weller                      President, Chief Operating Officer                 March 31, 1999
-------------------------                   and Trustee
Jonathan B. Weller

/s/ George Rubin                            Trustee                                            March 31, 1999
-------------------------
George Rubin

/s/ William R. Dimeling                     Trustee                                            March 31, 1999
-------------------------
William R. Dimeling

/s/ Lee Javitch                             Trustee                                            March 31, 1999
-------------------------
Lee Javitch

/s/ Leonard I. Korman                       Trustee                                            March 31, 1999
-----------------------
Leonard I. Korman

/s/ Jeffrey P. Orleans                      Trustee                                            March 31, 1999
--------------------------
Jeffrey P. Orleans

                                            Trustee                                            March __, 1999
-----------------------
Rosemarie B. Greco

/s/ Edward Glickman                         Executive Vice President and Chief                 March 31, 1999
-----------------------                     Financial Officer (principal
Edward Glickman                             financial officer)

/s/ Dante J. Massimini                      Senior Vice President - Finance                    March 31, 1999
------------------------                    and Treasurer (principal
Dante J. Massimini                          accounting officer)

                                      -56-

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Trustees of
Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania Trust) and Subsidiaries as of December 31, 1998, December 31, 1997 and August 31, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1998, the four-month period ended December 31, 1997 and for each of the two years in the fiscal period ended August 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for Lehigh Valley Mall Associates, a partnership in which the Company has a 50% interest which is reflected in the accompanying financial statements using the equity method of accounting. The equity in net income of Lehigh Valley Mall Associates represents 12%, 19%, 23% and 31% of net income for the year ended December 31, 1998, the four-month period ended December 31, 1997 and for the fiscal years ended August 31, 1997 and 1996, respectively. The financial statements of Lehigh Valley Mall Associates were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Lehigh Valley Mall Associates, is based solely on the report of the other auditors.

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

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and Subsidiaries as of December 31, 1998 and 1997, and August 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the four-month period ended December 31, 1997 and for each of the two years in the fiscal period ended August 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statement schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein to the basic financial statements taken as a whole.

                                         /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 26, 1999

Consolidated Balance Sheets

                                                              December 31,                   December 31,              August 31,
                                                                     1998,                          1997,                   1997,
                                                          ----------------               ----------------        ----------------

Assets
Investments in real estate, at cost (Notes 1 and 6):
      Multifamily properties                              $    230,997,000               $    161,270,000        $    159,967,000
      Retail properties                                        261,823,000                    120,209,000              37,398,000
      Industrial properties                                      5,078,000                      5,078,000               5,078,000
      Land and properties under development                     11,508,000                      1,369,000                      --
                                                          ----------------               ----------------        ----------------
           Total investments in real estate                    509,406,000                    287,926,000             202,443,000
Less: Accumulated depreciation                                  71,129,000                     53,171,000              50,711,000
                                                          ----------------               ----------------        ----------------
                                                               438,277,000                    234,755,000             151,732,000
Investments in PREIT-RUBIN, Inc. (Note 5)                        5,372,000                      4,853,000                      --
Investments in and advances to partnerships
      and joint ventures, at equity (Notes 1 and 4)             13,439,000                     14,505,000               1,039,000
Advances to PREIT-RUBIN, Inc. (Note 3)                           4,074,000                      3,413,000                      --
                                                          ----------------               ----------------        ----------------
                                                               461,162,000                    257,526,000             152,771,000
      Less: Allowance for possible losses                        1,572,000                      1,770,000               1,831,000
                                                          ----------------               ----------------        ----------------
                                                               459,590,000                    255,756,000             150,940,000
Other assets:
      Cash and cash equivalents                                  6,135,000                      1,324,000               1,399,000
      Rents and sundry receivables (net of allowance
           for doubtful accounts of $372,000; $140,000
           and $72,000, respectively)                            3,498,000                        441,000                 590,000
      Deferred costs, prepaid real estate
           taxes and expenses, net (Note 1)                     12,392,000                      8,045,000               7,393,000
      Deposits on properties                                            --                           --                 5,335,000
                                                          ----------------               ----------------        ----------------
                                                          $    481,615,000               $    265,566,000        $    165,657,000
                                                          ================               ================        ================
Liabilities and Shareholders' Equity
Mortgage notes payable (Note 6)                           $    167,003,000               $     99,364,000        $     83,528,000
Bank and other loans payable (Note 6)                          135,273,000                      4,575,000              33,884,000
Tenants' deposits and deferred rents                             1,827,000                      1,317,000               1,346,000
Accrued pension and retirement
      benefits (Notes 1 and 8)                                     972,000                      1,011,000               1,091,000
Accrued expenses and other liabilities                          11,413,000                      4,964,000                4,369,00
                                                          ----------------               ----------------        ----------------
                                                               316,488,000                    111,231,000             124,218,000
                                                          ----------------               ----------------        ----------------
Minority interest (Note 1)                                      28,045,000                     15,805,000                 540,000
                                                          ----------------               ----------------        ----------------
Commitments and contingencies (Note 11)                                 --                             --                      --
Shareholders' equity (Notes 1 and 9):
      Shares of beneficial interest, $1 par; authorized
           unlimited; issued and outstanding 13,299,723;
           13,288,848; and 8,685,098 shares at
           December 31, 1998, 1997 and August 31,
           1997, respectively                                   13,300,000                     13,289,000               8,685,000
Capital contributed in excess of par                           145,103,000                    144,746,000              53,599,000
Distributions in excess of net income                          (21,321,000)                   (19,505,000)            (21,385,000)
                                                          ----------------               ----------------        ----------------
Total shareholders' equity                                     137,082,000                    138,530,000              40,899,000
                                                          ----------------               ----------------        ----------------
                                                          $    481,615,000               $    265,566,000        $    165,657,000
                                                          ================               ================        ================

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

                                                  For the Calendar      For the 4-Month
                                                       Year Ended,        Period Ended,       For the Fiscal Years Ended August 31,
                                                      December 31,         December 31,       -------------------------------------
                                                              1998                 1997               1997                  1996
                                                       -----------          -----------           -----------           -----------
Revenues
        Gross revenues from real estate                $61,745,000          $17,170,000           $40,231,000           $38,985,000
        Interest and other income                          650,000               82,000               254,000               171,000
                                                       -----------          -----------           -----------           -----------
                                                        62,395,000           17,252,000            40,485,000            39,156,000
Expenses
        Property operating expenses                     22,519,000            6,915,000            16,487,000            16,377,000
        Depreciation and amortization                    9,406,000            2,695,000             6,259,000             5,908,000
        General and administrative expenses              3,351,000            1,088,000             3,324,000             3,119,000
        Interest expense                                10,591,000            4,349,000             9,086,000             9,831,000
        Provisions for losses on investments                    --                   --               500,000                   --
                                                       -----------          -----------           -----------           -----------
                                                        45,867,000           15,047,000            35,656,000            35,235,000
                                                       -----------          -----------           -----------           -----------
        Income before equity in unconsolidated entities,
             gains on sales of interests in real estate,
             minority interest and extraordinary item   16,528,000            2,205,000             4,829,000             3,921,000
Equity in (loss) income of PREIT-RUBIN, Inc.
        (Notes 3 and 5)                                   (678,000)             260,000                    --                    --
Equity in income of partnerships and
        joint ventures (Note 4)                          5,985,000            2,101,000             4,337,000             6,258,000
Gains on sales of interests in real estate               3,043,000            2,090,000             1,069,000               865,000
                                                       -----------          -----------           -----------           -----------
Income before minority interest
        and extraordinary item                          24,878,000            6,656,000            10,235,000            11,044,000
Minority interest (Note 1)                              (1,423,000)           (394,000)                    --                    --
                                                       -----------          -----------           -----------           -----------
Income before extraordinary item                        23,455,000            6,262,000            10,235,000            11,044,000
Extraordinary item-loss on early
        extinguishment of debt (Note 6)                   (270,000)            (300,000)                   --                    --
                                                       -----------          -----------           -----------           -----------
Net Income                                             $23,185,000          $ 5,962,000           $10,235,000           $11,044,000
                                                       ===========          ===========           ===========           ===========
Net income per share (Note 7):
        Basic                                          $      1.74          $       .66           $      1.18           $      1.27
                                                       ===========          ===========           ===========           ===========
        Diluted                                        $      1.74          $       .66           $      1.18           $      1.27
                                                       ===========          ===========           ===========           ===========

Consolidated Statements of Shareholders' Equity
For the Calendar Year Ended December 31, 1998, the 4-Month Period Ended December 31, 1997 and the 2 Fiscal Years Ended August 31, 1997

                                                                Shares of Beneficial    Capital Contributed Distributions in Excess
                                                                Interest $1 Par         in Excess of Par              of Net Income
                                                                --------------------    ------------------- -----------------------
Balance, September 1, 1995                                            $ 8,676,000             $ 53,133,000            $(10,038,000)
        Net income                                                             --                       --              11,044,000
        Distributions paid to shareholders ($1.88 per share)                   --                       --             (16,310,000)
                                                                   --------------             ------------            ------------
Balance, August 31, 1996                                                8,676,000               53,133,000             (15,304,000)
        Net income                                                             --                       --              10,235,000
        Shares issued upon exercise of options (Note 9)                     9,000                  166,000                      --
        Issuance of compensatory stock options (Note 9)                        --                  300,000                      --
        Distributions paid to shareholders ($1.88 per share)                   --                       --             (16,316,000)
                                                                   --------------             ------------            ------------
Balance, August 31, 1997                                                8,685,000               53,599,000             (21,385,000)
        Net income                                                             --                       --               5,962,000
        Shares issued upon exercise of options (Note 9)                     4,000                   64,000                      --
        New shares issued (Note 9)                                      4,600,000               91,083,000                      --
        Distributions paid to shareholders ($.47 per share)                    --                       --              (4,082,000)
                                                                   --------------             ------------            ------------
Balance, December 31, 1997                                             13,289,000              144,746,000             (19,505,000)
        Net income                                                             --                       --              23,185,000
        Shares issued upon exercise of options (Note 9)                    11,000                  196,000                      --
        Option sold to PREIT-RUBIN, Inc. (Note 5)                              --                  161,000                      --
        Distributions paid to shareholders ($1.88 per share)                   --                       --             (25,001,000)
                                                                   --------------             ------------            ------------
Balance, December 31, 1998                                         $   13,300,000             $145,103,000            $(21,321,000)
                                                                   ==============             ============            ============

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

                                                        For the Calendar,    For the 4-Month,
                                                              Year Ended,       Period Ended,  For the Fiscal Years Ended August 31,
                                                             December 31,        December 31,  -------------------------------------
                                                                     1998                1997              1997                 1996
                                                          --------------      --------------      -------------      --------------
Cash Flows from Operating Activities:
Net income                                                $   23,185,000      $    5,962,000     $   10,235,000      $   11,044,000
Adjustments to reconcile net income to
        net cash provided by operating activities:
        Minority interest in operating partnership             1,423,000             394,000                 --                  --
        Depreciation and amortization                          9,406,000           2,695,000          6,259,000           5,908,000
        Gains on sales of interests in real estate           (3,043,000)          (2,090,000)        (1,069,000)           (865,000)
        Provision for losses on investments                           --                  --            500,000                  --
        Issuance of compensatory stock options                        --                  --            300,000                  --
        Loss on early extinguishment of debt                     270,000             300,000                 --                  --
        Equity in loss (income) of PREIT-RUBIN, Inc.             678,000            (260,000)                --                  --
        Decrease in allowance for possible losses               (197,000)            (61,000)          (710,000)           (734,000)
        Change in assets and liabilities,
             net of effects from acquisitions:
             Rents and sundry receivables                     (2,670,000)            149,000             18,000            (192,000)
             Deferred costs, prepaid real estate taxes
              and expenses                                    (4,994,000)         (3,075,000)           (10,000)           (356,000)
             Accrued pension and retirement benefits             (38,000)            (80,000)          (116,000)             (6,000)
             Accrued expenses and other liabilities            6,875,000             296,000           (310,000)            (54,000)
             Tenants' deposits and deferred rents                 84,000             (29,000)           (76,000)             70,000
             Other                                               159,000              80,000            198,000             275,000
                                                          --------------      --------------      -------------      --------------
Net cash provided by operating activities                     31,138,000           4,281,000         15,219,000          15,090,000
                                                          --------------      --------------      -------------      --------------
Cash Flows from Investing Activities:
Investments in wholly-owned real estate                     (150,793,000)        (47,972,000)        (3,901,000)         (3,685,000)
Investments in property under development                     (5,917,000)         (1,246,000)                --                  --
Investments in partnerships and joint ventures               (15,030,000)         (9,947,000)        (2,649,000)           (897,000)
Investments in and advances to PREIT-RUBIN, Inc.              (1,330,000)         (1,448,000)                --                  --
Cash distributions from partnerships and joint
        ventures in excess of (less than) equity in income    10,328,000            (518,000)        17,605,000             889,000
Cash proceeds from sales of real estate investments                   --                  --                 --           5,163,000
Cash proceeds from sales of interests in partnerships          3,008,000           3,862,000          2,069,000                  --
Decrease in notes receivable                                          --                  --          1,649,000                  --
Deposits on agreement to purchase                                     --                  --         (5,336,000)                 --
Deferred acquisition costs                                            --                  --         (1,488,000)           (276,000)
                                                          --------------      --------------      -------------      --------------
Net cash (used in) provided by investing activities         (159,734,000)        (57,269,000)         7,949,000           1,194,000
                                                          --------------      --------------      -------------      --------------
Cash Flows from Financing Activities:
Principal installments on mortgage notes payable              (1,518,000)         (9,318,000)        (1,305,000)         (1,123,000)
Proceeds from mortgage notes payable                          68,314,000                  --                 --           8,800,000
Prepayment of mortgage notes payable                         (33,680,000)                 --                 --          (1,749,000)
Proceeds from bank loan payable                              127,948,000                  --                 --                  --
Decrease in bank loan payable                                   (242,000)        (29,309,000)        (5,431,000)         (5,005,000)
Decrease (increase) in deferred financing costs                       --                  --            278,000            (704,000)
Payment of deferred financing costs                           (1,076,000)           (859,000)                --                  --
Shares of beneficial interest issued                             206,000          96,829,000            175,000                  --
Distributions paid to shareholders                           (25,001,000)         (4,082,000)       (16,316,000)        (16,310,000)
Distributions paid to OP unit holders                         (1,484,000)           (304,000)                --                  --
Distributions to minority partners                               (60,000)            (44,000)          (200,000)           (261,000)
                                                          --------------      --------------      -------------      --------------
Net cash provided by (used in) financing activities          133,407,000          52,913,000        (22,799,000)        (16,352,000)
                                                          --------------      --------------      -------------      --------------
Net increase (decrease) in cash and cash equivalents           4,811,000             (75,000)           369,000             (68,000)
Cash and cash equivalents, beginning of period                 1,324,000           1,399,000          1,030,000           1,098,000
                                                          --------------      --------------      -------------      --------------
Cash and cash equivalents, end of period                  $    6,135,000      $    1,324,000      $   1,399,000      $    1,030,000
                                                          ==============      ==============      =============      ==============
Supplemental Disclosure of Noncash
Investing Activities (see Notes 1 and 12):
Accrual of acquisition costs                              $           --      $           --      $     778,000      $           --
                                                          ==============      ==============      =============      ==============

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

For the Calendar Year Ended December 31, 1998, the Four-Month Period Ended December 31, 1997 and the Fiscal Years Ended August 31, 1997 and 1996

1. Summary of Significant Accounting Policies:

Nature of Operations

Pennsylvania Real Estate Investment Trust (collectively with its subsidiaries, the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") which acquires, rehabilitates, develops, and operates retail and multifamily properties. Substantially all of the Company's properties are located in the Eastern United States, with concentrations in the Mid-Atlantic states and in Florida.

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 1998, the Company held a 92.1% interest in the Operating Partnership. The Operating Partnership holds a 95% economic interest in PREIT-RUBIN, Inc. (the "Management Company") through its ownership of 95% of the Management Company's nonvoting preferred stock.

Consolidation

The Company consolidates its accounts and the accounts of the Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. One partnership in which the Company is a 65% general partner, and has control as provided in the partnership agreement, has been consolidated for financial statement presentation. The minority partner's interest is 35%. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in Management Company

The Company's investment in the Management Company is accounted for using the equity method. See Notes 3 and 5 for further discussion.

Partnership and Joint Venture Investments

In accordance with the American Institute of Certified Public Accountants' Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures," the Company accounts for its investment in partnerships and joint ventures which it does not control using the equity method of accounting. These investments, which represent 40% to 75% noncontrolling ownership interests, are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income and cash contributions and distributions.

Statements of Cash Flows

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $10,146,000 ; $4,412,000; $8,963,000 and $9,962,000 for the calendar year ended December 31, 1998, the four-month period ended December 31, 1997, and the fiscal years ended August 31, 1997 and 1996, respectively. At December 31, 1998 and 1997, and August 31, 1997, cash and cash equivalents totaling $6,135,000; $1,324,000 and $1,399,000, respectively included tenant escrow deposits of $514,000; $211,000 and $304,000, respectively.

Capitalization of Costs

It is the Company's policy to capitalize interest and real estate taxes related to properties under development and to depreciate these costs over the life of the related assets in order to more properly match revenues and expenses. These items are capitalized for income tax purposes and amortized or depreciated in accordance with the provisions of the Internal Revenue Code. For the calendar year ended December 31, 1998 and the four-month period ended December 31, 1997, the Company capitalized interest and real estate taxes of $1,578,000 and $247,000. No interest or taxes were capitalized for the fiscal years ended August 31, 1997 and 1996.

The Company has capitalized as deferred costs certain expenditures related to the financing and leasing of certain properties. Capitalized loan fees are being amortized over the term of the related loans and leasing commissions are being amortized over the term of the related leases.

During the fiscal year ended August 31, 1997, the Company capitalized certain deposits associated with the planned future purchase of two regional malls. These deposits were applied to the respective properties upon consummation of the transaction described in Note 3.

Depreciation

The Company, for financial reporting purposes, depreciates its buildings, equipment and leasehold improvements over their estimated useful lives of 10 to 40 years, using the straight-line method of depreciation. For federal income tax purposes, the Company currently uses the straight-line method of depreciation and the useful lives prescribed by the Internal Revenue Code.

Allowance for Possible Losses

The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for these assets is based on the fair market value of the assets.

During the fiscal year ended August 31, 1997, an impairment loss of approximately $500,000 was recorded following the expiration of an option to sell certain land parcels held by a partnership in which the Company holds an equity interest.

Benefit Plans

The Company has provided pension benefits since 1970 for all employees, excluding the Chairman, for whom retirement benefits are provided in an employment contract.

With regard to the Chairman's employment contract, no provision was required for the calendar year ended December 31, 1998, the four months ended December 31, 1997 or for the fiscal years ended August 31, 1997 and 1996.

Derivative Financial Instruments

In managing interest rate exposure on certain floating rate debt, the Company at times enters into interest rate swap and cap agreements. When interest rates change, the differential to be paid or received is accrued as interest expense and is recognized over the life of the swap agreements. The costs of cap transactions are deferred and amortized over the contract period. The amortized costs of cap transactions and interest income and interest expense on swap transactions are included in mortgage and bank loan interest.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement will be effective for the Company's calendar year 2000. This Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

Income Taxes

The Company has elected to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified. Accordingly, no provision for federal income taxes has been reflected in the financial statements.

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful lives used to compute depreciation and differences between the allocation of the Company's net income and loss for financial reporting purposes and for tax reporting purposes.

The Company is subject to a federal excise tax computed on a calendar year. The excise tax equals 4% of the excess, if any, of 85% of the Company's ordinary income plus 95% of the Company's capital gain net income for the calendar year over cash distributions during the calendar year, as defined. The Company has in the past distributed a substantial portion of its taxable income in the subsequent fiscal year and may also follow this policy in the future.

No provision for excise tax was made for the calendar year ended December 31, 1998, the four months ended December 31, 1997 or for the fiscal years 1997 and 1996 as no tax was due.

The tax status of distributions paid to shareholders was composed of the following for the calendar years ended December 31, 1998, 1997 and 1996:

                                          Years Ended December 31
                              -------------------------------------------
                                   1998             1997             1996
                              ---------        ---------        ---------
Ordinary income               $    1.63        $    1.66        $    1.72

Capital gains                       .25              .22              .16
                              ---------        ---------        ---------
                              $    1.88        $    1.88        $    1.88
                              =========        =========        =========

The Management Company is subject to federal and state income taxes. The operating results of the Management Company include a provision for income taxes.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The standard establishes additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Company reflects total comprehensive income for the calendar year ended December 31, 1998, for the four month period ended December 31, 1997 and for the fiscal years ended August 31, 1997 and 1996.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

2. Change in Fiscal Year-End:

On October 14, 1997, the Company announced its intention to change its fiscal year-end from August 31 to December 31. On February 17, 1998, the Company filed a Transition Report on Form 10-Q which included its results for the period September 1, 1997 through December 31, 1997 and the comparable period.

Listed below is unaudited income statement information with respect to the four-month period ended December 31, 1996:

                                                      4-Month Period Ended
                                                        December 31, 1996

Revenues                                                 $   13,397,000

Net income                                               $   4,842,000

Basic income per share                                   $   .56

Diluted income per share                                 $   .56



3. The TRO Transaction:

On September 30, 1997, the Company completed a series of related transactions pursuant to which the Company: (i) transferred substantially all of its real estate interests to PREIT Associates, L.P. of which the Company is the sole general partner; (ii) the Operating Partnership acquired all of the non-voting common shares of The Rubin Organization, Inc. ("TRO"), a commercial real estate development and management firm (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN, Inc. in exchange for the issuance of 200,000 Class A Operating Partnership ("OP") Units; (iii) the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall and Springfield Park; (iv) the Operating Partnership agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center and Northeast Tower Center, at prices based upon a pre-determined formula; and (v) the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex.

The following pro forma financial information of the Company for the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997 gives effect to the acquisitions of the properties as if the purchases had occurred on September 1, 1996.

                                                     4-Month Period       Fiscal Year
(Unaudited)                                          Ended 12/31/97      Ended 8/31/97
Pro forma total revenues                             $    18,292,000    $    53,209,000

Pro forma net income                                 $    6,692,000     $    10,459,000

Basic pro forma net income per common share          $    .71           $    1.21

Diluted pro forma net income per common share        $    .71           $    1.20

The pro forma financial information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been consummated on September 1, 1996, nor does the pro forma information purport to represent the results of operations for future periods.

As part of the September 30, 1997 transactions discussed above, the Company entered into a contribution agreement (the "TRO Contribution Agreement") which includes a provision to issue up to 800,000 additional Class A OP units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon the Company's adjusted funds from operations per share during the five-year period. The TRO Contribution Agreement establishes "hurdle" and "target" levels set forth for the Company's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. The Company intends to account for the issuance of contingent OP units as additional purchase price when such amounts are determinable. For the four months ended December 31, 1997, 32,500 OP units were earned, resulting in additional purchase price of approximately $830,000. For the year ended December 31, 1998, 130,000 OP units were earned which will result in additional purchase price of approximately $2.5 million.

Pursuant to the terms of the partnership agreement, the limited partners of the Operating Partnership received a conversion right, which enables each limited partner to convert his/her interest in the Operating Partnership into shares of beneficial interest or cash, at the election of the Company on a one for one basis beginning one year following the respective issue date. Certain OP units issued in connection with the acquisition of Magnolia Mall can be converted at the option of the limited partner at any time after issuance.

All of the acquisitions described above have been recorded by the Company using the purchase method of accounting. The Company accounts for its noncontrolling investment in PREIT-RUBIN, Inc. using the equity method. The excess of the purchase price of PREIT-RUBIN, Inc. over the fair value of net assets acquired is being amortized over 35 years.

The following table summarizes the consideration paid to acquire the assets and businesses described above:


                                            Class A            Cash Paid          Net Liabilities    Other Trans-     Total
                                            OP Units           (Received)         Assumed            action Costs     Purchase Price
                                            -------------      -------------      ------------       -----------      ------------
Investment in PREIT-RUBIN, Inc.             $   4,680,000      $    (878,000)     $ --               $   793,000      $  4,595,000
Investment in The Court at Oxford Valley        5,458,000            683,000        --                   688,000         6,829,000
Magnolia Mall                                   5,000,000         15,165,000        25,154,000           977,000        46,296,000
North Dartmouth Mall                            --                35,000,000        --                   986,000        35,986,000
Development Properties                          --                 6,446,000        --                 1,859,000         8,305,000
                                            -------------      -------------      ------------       -----------      ------------
                                            $  15,138,000      $  56,416,000      $ 25,154,000       $ 5,303,000      $102,011,000
                                            =============      =============      ============       ===========      ============

                                      F-8

4. Investments in Partnerships and Joint Ventures:

The following table presents summarized financial information as to the Company's equity in the assets and liabilities of 19, 22, and 22 partnerships and joint ventures at December 31, 1998, 1997, and August 31, 1997, respectively, and 2 and 3 properties under development at December 31, 1998 and 1997, and the Company's equity in income for the calendar year ended December 31, 1998, the four-month period ended December 31, 1997 and the fiscal years ended August 31, 1997 and 1996:

                                                          For the Calendar       For the 4-Month      For the Fiscal
                                                          Year Ended             Period Ended         Year Ended
                                                          December 31,           December 31,         August 31,
                                                          1998                   1997                 1997
                                                          -------------          -------------        ------------
Assets
Investments in real estate, at cost:
     Multifamily properties                               $  54,396,000          $ 108,236,000        $107,604,000
     Industrial property                                      1,275,000              1,275,000           1,264,000
     Retail properties                                      185,900,000            160,684,000         120,660,000
     Properties under development                            25,601,000              7,378,000          --
     Land                                                       926,000              4,446,000           4,446,000
                                                          -------------          -------------        ------------
         Total investments in real estate                   268,098,000            282,019,000         233,974,000
Less: Accumulated depreciation                               64,478,000             71,155,000          71,838,000
                                                          -------------          -------------        ------------
                                                            203,620,000            210,864,000         162,136,000
Cash and cash equivalents                                     7,107,000              8,442,000           6,031,000
Deferred costs, prepaid real estate taxes and other, net     34,923,000             20,469,000           5,728,000
                                                          -------------          -------------        ------------
         Total assets                                       245,650,000            239,775,000         173,895,000
                                                          -------------          -------------        ------------
Liabilities and Partners' Equity
Mortgage notes payable                                      218,278,000            213,018,000         162,097,000
Bank loans payable                                            3,260,000              6,724,000           8,770,000
Due to the Company                                                   --              3,371,000           3,118,000
Other liabilities                                             9,675,000              7,601,000           4,341,000
                                                          -------------          -------------        ------------
         Total liabilities                                  231,213,000            230,714,000         178,326,000
                                                          -------------          -------------        ------------
Net equity (deficit)                                         14,437,000              9,061,000          (4,431,000)
Less: Partners' share                                           998,000             (5,444,000)         (5,470,000)
                                                          -------------          -------------        ------------
Investment in and advances to partnerships
     and joint ventures                                   $  13,439,000          $  14,505,000        $  1,039,000
                                                          =============          =============        ============

Equity In Income of Partnerships and Joint Ventures

                                           For the Calendar Year,      For the 4-Month Period,
                                           Ended December 31,          Ended December 31,      For the Fiscal Years Ended August 31,
                                           1998                        1997                    1997                 1996
                                           ----------------------      ----------------------- --------------       ----------------
Gross revenues from real estate:           $ 57,792,000                $19,258,000             $52,446,000          $53,209,000
                                           ------------                -----------             -----------          -----------
Expenses:
   Property operating expenses               20,662,000                  7,122,000              20,774,000           21,724,000
   Mortgage and bank loan interest           16,647,000                  5,205,000              14,908,000           11,984,000
   Depreciation and amortization              8,348,000                  2,609,000               6,978,000            6,833,000
                                           ------------                -----------             -----------          -----------
                                             45,657,000                 14,936,000              42,660,000           40,541,000
                                           ------------                -----------             -----------          -----------
                                             12,135,000                  4,322,000               9,786,000           12,668,000
Partners' share                              (6,150,000)                (2,221,000)             (5,449,000)          (6,410,000)
                                           ------------                -----------             -----------          -----------
Equity in income of partnerships
   and joint ventures                      $  5,985,000                $ 2,101,000             $ 4,337,000          $ 6,258,000
                                           ============                ===========             ===========          ===========

Mortgage notes payable which are secured by the related properties, are due in installments over various terms extending to the year 2016 with interest rates ranging from 6.55% to 8.63% with an average interest rate of 7.67%. Principal payments are due as follows:

                          Years Ended December 31,
     1999                             $ 27,430,000
     2000                                4,381,000
     2001                                3,937,000
     2002                                4,196,000
     2003                                3,766,000
     2004 and thereafter               174,568,000
                                      ------------
                                      $218,278,000
                                      ============

As of December 31, 1998, 15 partnerships and joint ventures were encumbered by mortgage loans totaling $218,278,000.

The liability under each mortgage note is limited to the particular property except for a loan in the amount of $6,386,000 which is guaranteed by the partners of the respective partnerships, including the Company. In addition, one bank loan in the amount of $811,000 has been guaranteed by the partners of the partnership including the Company.

The Company's investments in certain partnerships and joint ventures reflect cash distributions in excess of the Company's net investments totaling $1,824,000; $5,898,000; $5,833,000 and $5,976,000 for the calendar year ended
December 31, 1998, the four-month period ended December 31, 1997 and the fiscal years ended August 31, 1997 and 1996, respectively. The Company is generally entitled to a priority return on these investments.

The Company has a 50% partnership interest in Lehigh Valley Mall Associates which is included in the amounts above. Summarized financial information as of December 31, 1998 and 1997, and for the calendar year ended December 31, 1998, the four-month period ended December 31, 1997 and the fiscal years ended August 31, 1997 and 1996 for this investment which is accounted for by the equity method is as follows:

                                         For the Calendar Year  For the 4-Month Period
                                         Ended December 31,     Ended December 31,         For the Fiscal Years Ended August 31,
                                         1998,                  1997,                    1997               1996,
                                         ---------------------  ----------------------   --------------     ----------------------
Total assets                             $24,093,000            $24,943,000              $24,645,000        $23,552,000
Mortgages payable                         52,369,000             53,157,000               53,406,000         22,489,000
Revenues                                  13,823,000             15,669,000                4,266,000         14,840,000
Property operating expenses                5,074,000              1,508,000                4,657,000          4,198,000
Interest expense                           4,176,000              1,289,000                4,638,000          1,998,000
Net income                                 5,642,000              2,313,000                4,660,000          6,915,000
Equity in income of partnership            2,821,000              1,157,000                2,330,000          3,458,000

5. Investment in PREIT-RUBIN, Inc.:

PREIT-RUBIN, Inc. ("PRI") is responsible for various activities, including management, leasing and real estate development of certain of the Company's properties and for properties on behalf of third parties. Total management fees paid by the Company's properties to PRI are included in property operating expenses in the accompanying consolidated statements of income and amounted to $249,000 and $73,000 for the calendar year ended December 31, 1998 and the four-month period ended December 31, 1997. The Company's properties also paid leasing and development fees to PRI totaling $1,100,000 and $18,000 for the calendar year ended December 31, 1998 and the four-month period ended December 31, 1997.

Leasing and development fees paid by the Company's properties to PRI are capitalized and amortized to expense in accordance with the Company's normal accounting policies as described in Note 1. Intercompany profits earned by PRI related to such activities are deferred and will be amortized to income over these same periods in order to more properly match revenues and expenses.

In July 1998, PRI issued 134,500 non-qualified stock options to its employees ("PRI options") to purchase shares of beneficial interest in the Company at a price equal to fair market value of the shares ($23.85) on the grant date. The options are exercisable over a four year period and vest in equal annual installments commencing July 15, 1999 and on each anniversary thereof. At the same time, the Company sold an option to PRI which will enable PRI to purchase an equal number of shares from the Company with the same terms and conditions as the PRI options. The purchase price for the option was determined based on the Black-Scholes option pricing model and was valued at $1.20 per option.

PRI also provides management leasing and development services for partnerships and other ventures in which certain officers of the Company and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $3,489,000 for the calendar year ended December 31, 1998 and $1,419,000 for the four months ended December 31, 1997. As of December 31, 1998 and 1997, $1,682,000 and $2,014,000, respectively, was due from these affiliates. Of these amounts, approximately $567,000 and $1,962,000, respectively, were collected subsequent to December 31, 1998 and 1997.

PRI also leases office space from an affiliate of certain officers of the Company and PRI. Total rent expense under this lease, which expires in 2002, was $613,000 for the calendar year ended December 31, 1998 and $143,000 for the four months ended December 31, 1997.

Summarized unaudited financial information for PRI as of and for the calendar year ended December 31, 1998 and the four-month period ended December 31, 1997 is as follows:

                                                                     4-Month
                                   Calendar Year                   Period Ended
(Unaudited)                       Ended 12/31/98                     12/31/97
                                  --------------                   -----------
Total assets                      $   12,142,000                   $13,859,000
                                  --------------                   -----------
Management fees                   $    4,700,000                   $ 1,377,000
Leasing commissions                    8,183,000                     1,877,000
Development fees                       1,539,000                       124,000
Other revenues                         4,131,000                     2,334,000
                                  --------------                   -----------
Total revenue                     $   18,553,000                   $ 5,712,000
                                  --------------                   -----------
Net income (loss)                 $     (707,000)                  $   303,000
                                  --------------                   -----------
Company's share of
     net income (loss)            $     (678,000)                  $   260,000
                                  --------------                   -----------


6. Mortgage Notes and Bank Loans Payable:

Mortgage Notes Payable

Mortgage notes payable which are secured by the related properties are due in installments over various terms extending to the year 2027 with interest at rates ranging from 5.90% to 9.50% with an average interest rate of 8.10%. Principal payments are due as follows:

                                 Years Ended December 31,
     1999                            $    19,482,000
     2000                                 17,611,000
     2001                                  2,628,000
     2002                                  2,835,000
     2003                                  9,093,000
     2004 and thereafter                 115,354,000
                                     ---------------
                                     $   167,003,000
                                     ===============
As of December 31, 1998, 10 of the Company's properties were encumbered by mortgage loans totaling $167,003,000.

The fair value of the mortgage notes payable was approximately $172,000,000 at December 31, 1998 as determined by using year-end interest rates and market conditions. At December 31, 1997, the carrying value of the mortgage notes were approximately equal to their fair value.

Credit Facility

On September 30, 1997, the Operating Partnership entered into a $150 million revolving credit facility (the "Credit Facility"). The obligations of the Operating Partnership under the Credit Facility have been guaranteed by the Company.

The Credit Facility was for an initial term of two years and during 1998 the maturity date was extended to December 31, 2000. The Credit Facility bears interest, at the borrowers' election, at (i) the higher of prime rate, or the Federal Funds lending rate plus .5%, or (ii) the London Interbank Offered Rate plus margins ranging from 1.1% to 1.7%, depending on the Company's consolidated Leverage Ratio, as defined.

The Credit Facility requires the Company to maintain ongoing compliance with a number of customary financial and other covenants, including leverage ratios based on gross asset value, fixed charge coverage ratios and a minimum tangible net worth requirement. Until the Company reduces its leverage ratio below 50%, the lending banks hold unrecorded mortgages on eleven unencumbered properties which the Operating Partnership owns, directly or indirectly, and are entitled to record such mortgages upon any event of default.

As of December 31, 1998, the Operating Partnership had $139 million outstanding on the Credit Facility ($136 million on wholly-owned properties and $3 million on joint venture properties). The weighted average interest rate based on amounts borrowed on the Credit Facility was 7.06% for the calendar year ended December 31, 1998 and 7.48% for the four-month period ended December 31, 1997.

At December 31, 1998, the Company was in compliance with all debt covenants.

The Company has limited its exposure to increases in LIBOR on $20,000,000 of its floating rate debt by entering into a swap agreement which fixes a rate of 6.12% versus 30-day LIBOR through June 2001. In the event that the Company wanted to terminate the swap agreement referred to above, the amount which would be payable at December 31, 1998 was approximately $519,000.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the agreement; however, the Company does not anticipate nonperformance by the counterparty.

During the calendar year ended December 31, 1998, the Company incurred a prepayment penalty of $270,000 in connection with a mortgage refinancing. During the four-month period ended December 31, 1997, the Company wrote off unamortized deferred financing costs of $300,000 in connection with the refinancing of its Credit Facility. These amounts have been reflected as extraordinary items in the accompanying consolidated statements of income for the calendar year ended December 31, 1998 and for the four-month period ended December 31, 1997, respectively.

7. Net Income Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. All per share amounts for all periods presented have been restated to conform to SFAS No. 128. A reconciliation between basic and diluted EPS is shown below (in thousands, except per share data).

                                    For the Calendar Year          For the 4-Month Period
                                    Ended December 31,             Ended December 31,
                                    -----------------------        ------------------------
                                    1998            1997           1997             1996,
                                    -----           -------        -----            -------
                                    Basic           Diluted        Basic            Diluted
                                    -----           -------        -----            -------
Income before extraordinary item    $23,455         $23,455        $6,262           $6,262
Extraordinary item                     (270)           (270)         (300)            (300)
                                    -------         -------        ------           ------
Net income                          $23,185         $23,185        $5,962           $5,962
                                    -------         -------        ------           ------
Weighted average
     shares outstanding              13,297          13,297         9,049            9,049
Effect of share options issued           --              17            --               50
                                    -------         -------        ------           ------
Total weighted average
     shares outstanding              13,297          13,314         9,049            9,099
                                    -------         -------        ------           ------
Income per share before
     extraordinary item             $  1.76         $  1.76        $  .69           $  .69
Extraordinary item per share           (.02)           (.02)         (.03)            (.03)
                                    -------         -------        ------           ------
Net income per share                $  1.74         $  1.74        $  .66           $  .66
                                    -------         -------        ------           ------

                                         For the Fiscal Years Ended August 31,
                                    -------------------------------------------------
                                     Basic         Diluted     Basic       Diluted
                                     -----         -------     -----       -------
Income before extraordinary item     $10,235       $10,235     $11,044     $11,044
Extraordinary item                        --            --          --          --
                                     -------       -------     -------     -------
Net income                           $10,235       $10,235     $11,044     $11,044
                                     -------       -------     -------     -------
Weighted average
     shares outstanding                8,679         8,679       8,676       8,676
Effect of share options issued            --            25          --          16
                                     -------       -------     -------     -------
Total weighted average
     shares outstanding                8,679         8,704       8,676       8,692
                                     -------       -------     -------     -------
Income per share before
     extraordinary item              $  1.18       $  1.18     $  1.27     $  1.27
Extraordinary item per share              --            --          --          --
                                     -------       -------     -------     -------
Net income per share                 $  1.18       $  1.18     $  1.27     $  1.27
                                     -------       -------     -------     -------

8. Benefit Plans

The Company maintains a 401(k) Plan (the "Plan") in which substantially all of the officers and employees are eligible to participate. The Plan permits eligible participants, as defined in the plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a percentage of the employees' contributions. The employees' contributions are fully vested and contributions from the Company vest in accordance with an employee's years of service as defined in the plan agreement. The Company's contributions to the Plan for the calendar year ended December 31, 1998, the four-month period ended December 31, 1997 and for the fiscal years ended August 31, 1997 and 1996 were $29,000; $43,000; $41,000 and $39,000, respectively.

The Company also maintains a Supplemental Retirement Plan (the "Supplemental Plan") covering certain senior management employees. The Supplemental Plan provides eligible employees through normal retirement date, as defined in the plan agreement, a benefit amount similar to that which would have been received under the provisions of a pension plan which was terminated in 1994. Contributions due by the Company under the provisions of this plan were $60,000; $22,000; $92,000 and $160,000 for the calendar year ended December 31, 1998, the four-month period ended December 31, 1997 and for the fiscal years ended August 31, 1997 and 1996.

9. Stock Option Plans

In December 1990, the shareholders approved an incentive stock option plan for key employees (the "Employees Plan") and a stock option plan for nonemployee trustees (the "Nonemployee Trustees Plan"), covering 200,000 and 100,000 shares of beneficial interest, respectively. Under the terms of the plans, the purchase price of shares subject to each option granted will be at least equal to the fair market value of the shares on the date of grant. Options under the incentive stock option plan may be exercised as determined by the Company, but in no event later than 10 years from the date of grant. In December 1993, the Board of Trustees amended the incentive stock option plan for key employees, to increase the number of shares subject to option to 400,000 shares, to change the name of the plan to the "1990 Incentive and Non-Qualifying Stock Option Plan" and to expand some provisions of the plan. The stock option plan for nonemployee trustees provides for annual grants of 1,000 options (becoming exercisable in four equal installments). The options expire 10 years after the date of grant.

In December 1993, the Board of Trustees adopted a nonqualifying stock option plan covering 100,000 shares. The Company granted options on February 1, 1994 having a term of 10 years and subject to the other terms and conditions set forth in the plan. All 100,000 shares are outstanding at December 31, 1998.

On September 30, 1997, the Company adopted an Incentive and Non-Qualified Stock Option Plan (the "1997 Stock Option Plan") in connection with the TRO Transaction. Options on 455,000 Shares were granted to former TRO officers and employees on September 30, 1997 at an exercise price of $25.41 per share. All options granted on September 30, 1997 vest in four equal annual installments commencing January 1, 1999, and on each anniversary date thereof.

See Note 5 for a discussion of stock options at the Management Company. Changes in options outstanding are as follows:

                                                                                                     1990 Incentive and
                                                                                              Non-Qualifying Stock Option Plan
                                                                                              ---------------------------------
                                                           1997 Stock     1993 Stock                            Nonemployee
                                    Exercise Price         Option Plan    Option Plan         Employees Plan    Trustees Plan
-------------------------------------------------------------------------------------------------------------------------------
Options outstanding at 9/1/96       $15.75-$25.375              --        100,000             295,125           41,250
Options granted                     $22.375-$24.625             --             --              45,000            6,000
Options exercised                   $15.75-$25.375              --             --                  --           (9,000)
                                    ---------------        -------        -------             -------           ------
Options outstanding at 8/31/97      $15.75-$25.375              --        100,000             340,125           38,250
Options granted                     $25.41                 455,000             --                  --               --
Options exercised                   $15.75-$20.375              --             --                  --           (3,750)
                                    ---------------        -------        -------             -------           ------
Options outstanding at 12/31/97     $15.75-$25.41          455,000        100,000             340,125           34,500
Options granted                     $23.85                      --             --              17,500               --
Options exercised                   $18.00-$20.375              --             --              (5,875)          (5,000)
Options forfeited                   $18.00-$22.75          (23,000)            --              (3,375)              --
                                    ---------------        -------        -------             -------           ------
Options outstanding at 12/31/98     $15.75-$25.41          432,000        100,000             348,375           29,500
                                    ---------------        -------        -------             -------           ------


At December 31, 1998, options for 325,138 shares of beneficial interest with an aggregate purchase price of $7,117,000 (average of $21.89 per share) were exercisable.

During the fourth quarter of 1997, the Board of Trustees extended the exercise dates for 62,500 options previously granted to an officer of the Company and two retiring trustees. As a result, the Company recorded compensation expense of $300,000 for the four-month period ended December 31, 1997 relating to this change in terms.

During fiscal year 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages a fair value method of accounting for employee stock options and similar equity instruments. The statement also allows an entity to continue to account for stock-based compensation using the intrinsic value method in APB Opinion No. 25. As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition. If compensation cost for these plans had been determined using the fair value method prescribed by SFAS No. 123, the Company's net income and net income per share would have reflected the unaudited pro forma amounts indicated below:

                              Calendar           4-Month             Fiscal
                              Year Ended         Period Ended        Year Ended
                              12/31/98           12/31/97            8/31/97
                              ----------         ------------        ----------
Net income:
     As reported              $23,185,000        $5,962,000          $10,235,000
     Pro forma                $22,884,000        $5,861,000          $10,212,000
Net income per share:
     As reported-
         Basic                $1.74              $.66                $1.18
         Diluted              $1.74              $.66                $1.18
     Pro forma-
         Basic                $1.72              $.65                $1.18
         Diluted              $1.72              $.65                $1.18

The pro forma effect on the results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1996. The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model and the assumptions presented below:

                              Calendar           4-Month             Fiscal
                              Year Ended         Period Ended        Year Ended
                              12/31/98           12/31/97            8/31/97
                              ----------         ------------        ----------
Expected life in years        5                  5                   5
Risk-free interest rate       5.52%              6.09%               6.10%
Volatility                    17.76%             18.38%              17.31%
Dividend yield                9.67%              7.65%               7.28%

The weighted average fair value of each option granted was $1.20, $2.34 and $2.05 for the calendar year ended December 31, 1998, the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997, respectively. Outstanding options as of December 31, 1998 have a weighted average remaining contractual life of 7.14 years, an average exercise price of $ 15.12 per share and an aggregate purchase price of $ 14,108,000.

10. Operating Leases:

The Company's apartments are typically leased to residents under operating leases for a period of one year. The Company's shopping centers are leased to tenants under operating leases with expiration dates extending to the year 2019.

During the fiscal years ended August 31, 1997 and 1996, and the four-month period ended December 31, 1997, the Company recorded percentage rental income for shopping center leases on a pro rata basis over the annual lease period if the achievement of the specific sales target was probable. During the year ended December 31, 1998, percentage rental income was recorded in accordance with this policy for the first quarter and in accordance with the Emerging Issues Task Force guidance for the remaining quarters (see Note 13).

Future minimum rentals under noncancelable operating leases are as follows:

                        Years Ended December 31,
     1999                     $ 25,981,000
     2000                       24,616,000
     2001                       22,455,000
     2002                       20,181,000
     2003                       17,759,000
     Thereafter                 94,826,000
                              ------------
                              $205,818,000
                              ============

The total future minimum rentals presented above do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs.

11. Commitments and Contingencies:

During 1995, certain environmental matters arose at certain properties in which the Company has an interest. The Company retained environmental consultants in order to investigate these matters. At one property, in which the Company has a 50% ownership interest, groundwater contamination exists which the Company alleges was caused by the former tenant. Estimates to remediate this property, which are subject to the length of monitoring and the extent of remediation required, range in total from $100,000 to $400,000. In addition, above normal radon levels have been detected at three wholly-owned properties. Approximately $250,000 of costs were incurred to remediate two of the properties. The estimated remaining cost to remediate the third property is approximately $90,000, which costs were received as a credit from the sellers as part of the initial acquisition.

The Company has recorded its share of these liabilities totaling $329,000 related to the consultants' evaluation of these matters which, in certain instances, are subject to applicable state approvals of the remediation plans. In management's opinion, no material incremental cost will be incurred on these properties. The Company will pursue recovery of remediation costs from all of the responsible parties, including its tenants and partners.

The Company is also involved in a number of development and redevelopment projects which may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects. At December 31, 1998, the Company had approximately $22,000,000 committed to complete current development and redevelopment projects.

In connection with certain development properties, including those development properties acquired as part of the TRO Transaction (see Note 3), the Company may be required to issue additional OP units upon the achievement of certain financial results.

12. Acquisitions:

Since September 30, 1997, the Company acquired wholly-owned interests in seven shopping centers and one multifamily property as well as a 50% interest in two shopping centers. The Company paid approximately $248.3 million, consisting of $126.0 million in cash, $93.5 million in assumed debt, and $28.8 million of operating partnership units. The Company also acquired the remaining 50% interests in two multifamily properties and a parcel of undeveloped land for cash of approximately $775,000 and assumption of liabilities of $33.6 million. Each of these acquisitions was accounted for by the purchase method of accounting. The results of operations for the acquired properties have been included from their respective purchase dates. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been consummated on September 1, 1996, nor does the pro forma information purport to represent the results of operations for future periods.

                                            Calendar           4-Month             Fiscal
                                            Year Ended         Period Ended        Year Ended
                                            12/31/98           12/31/97            8/31/97
                                            ----------         ------------        ----------
Pro forma total revenues                    $76,846,000        $24,626,000         $70,819,000
Pro forma net income                        $23,664,000        $ 6,889,000         $ 9,790,000
Basic pro forma
      net income per share                  $1.78              $.51                $.74
Diluted pro forma
      net income per share                  $1.78              $.50                $.74

13. Summary of Quarterly Results (unaudited):

The following presents a summary of the unaudited quarterly financial information for the calendar year ended December 31, 1998 and for the fiscal year ended August 31, 1997.

For the three months ended December 31, 1997, revenues totaled $13,831,000 (including $219,000 of percentage rental income), net income was $5,436,000, income before gains on sales of interests in real estate was $3,795,000, and gain on sales of interests in real estate totaled $2,090,000. On a per share basis, net income was $.60 and $.59 per basic and diluted income share, income before gain on sales of interests in real estate was $.37 and $.36 per basic and diluted income per share, and gain on sales of interests in real estate was $.23 for both basic and diluted income per share.

In thousands of dollars, except per share data

                                                       For the Calendar Year Ended December 31, 1998
                                                1st             2nd            3rd            4th       Total
----------------------------------------------------------------------------------------------------------------
Revenues (1)                                    $13,647       $13,916       $14,913       $19,269       $61,745
                                                -------       -------       -------       -------       -------
Income before gains on sales of interests
     in real estate                             $ 4,593       $ 4,439       $ 5,739       $ 5,371       $20,142
Gains on sales of interests
     in real estate                                  --         1,766         1,277            --         3,043
                                                -------       -------       -------       -------       -------
Net income (2)                                  $ 4,593       $ 6,205       $ 7,016       $ 5,371       $23,185
                                                =======       =======       =======       =======       =======
Basic net income per share:
     Income before gains on sales
     of interests in real estate                $   .35       $   .34       $   .43       $   .39       $  1.51
     Gains on sales of interests
     in real estate                                  --           .13           .10            --           .23
                                                -------       -------       -------       -------       -------
         Total                                  $   .35       $   .47       $   .53       $   .39       $  1.74
                                                =======       =======       =======       =======       =======
Diluted income per share:
     Income before gains on sales
     of interests in real estate                $   .34       $   .34       $   .43       $   .39       $  1.51
     Gains on sales of interests
     in real estate                                  --           .13           .10            --           .23
                                                -------       -------       -------       -------       -------
         Total                                  $   .34       $   .47       $   .53       $   .39       $  1.74
                                                =======       =======       =======       =======       =======

                                      F-16

(1) In May 1998, the Emerging Issues Task Force reached a consensus that a lessor should defer recognition of percentage rental income in interim periods until the specified target that triggers the contingent rental income is achieved. At the September 1998 meeting, this prior consensus was withdrawn. The Company recorded percentage rental income of $260,000, $402,000, $79,000 and $1,045,000 in the first, second, third and fourth quarters, respectively.

(2) In the fourth quarter of 1998, the Company expensed $270,000 of prepayment fees relating to a mortgage which was refinanced.


In thousands of dollars, except per share data

                                                              For the Fiscal Year Ended August 31, 1997
                                                1st             2nd              3rd             4th             Total
-------------------------------------------------------------------------------------------------------------------------
Revenues (1)                                    $10,063         $10,186          $10,085         $10,151         $40,485
                                                -------         -------          -------         -------         -------
Income before gains (loss) on sales
     of interests in real estate                 $2,639         $ 1,520(2)       $ 2,785         $ 2,222(3)      $ 9,166
Gain (loss) on sales of interests
     in real estate                                  --           1,461               --            (392)          1,069
                                                -------         -------          -------         -------         -------
Net income (2)                                  $ 2,639         $ 2,981          $ 2,785         $ 1,830         $10,235
                                                =======         =======          =======         =======         =======
Basic net income per share:
     Income before gains (loss) on sales
     of interests in real estate                $   .30         $   .17          $   .32         $   .26         $  1.06
     Gains (loss) on sales of interests
     in real estate                                  --             .17               --            (.05)            .12
                                                -------         -------          -------         -------         -------
        Total                                   $   .30         $   .34          $   .32         $   .21         $  1.18
                                                =======         =======          =======         =======         =======
Diluted income per share:
     Income before gains (loss) on sales
     of interests in real estate                $   .30         $   .17          $   .32         $   .26         $  1.06
     Gains (loss) on sales of interests
     in real estate                                  --             .17               --            (.05)            .12
                                                -------         -------          -------         -------         -------
        Total                                   $   .30         $   .34          $   .32         $   .21         $  1.18
                                                =======         =======          =======         =======         =======

(1) The Company recorded percentage rental income of $165,000, $168,000, $148,000 and $146,000 in the first, second, third and fourth quarters, respectively.

(2) Reflects the recording of a provision for asset impairment (see Note 1) and the Company's share of prepayment fees relating to the refinancing of certain debt at partnerships accounted for under the equity method.

(3) Includes additional compensation expense (see Note 9) relating to a change in the terms of certain stock options previously granted.

14. Segment Information (unaudited):

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

The Company has four reportable segments: (1) retail properties, (2) multifamily properties, (3) other, and (4) corporate. The retail segment includes the operation and management of 20 regional and community shopping centers (10 wholly-owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly-owned and 5 owned in joint venture form). The other segment includes the operation and management of 5 retail properties under development (3 wholly-owned and 2 owned in joint venture form), 6 industrial properties, (5 wholly-owned and 1 joint venture) and 3 land parcels (1 wholly-owned and 2 joint ventures). The corporate segment is responsible for cash and investment management and certain other general support functions.

The accounting policies for the segments are the same as those described above in Note 1, except that for segment reporting purposes, the Company uses the "proportionate-consolidation method" of accounting (a non-GAAP measure) for joint venture properties, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying their percentage ownership interest to the historical financial statements of their equity method investments.


Year Ended December 31, 1998:         Retail       Multifamily    Other
                                    --------       --------       -------
Real estate operating revenues      $ 42,272       $ 46,167       $ 1,619
Real estate operating expenses        13,030         19,545            35
                                    --------       --------       -------
Net operating income                  29,242         26,622         1,584
                                    --------       --------       -------
General and administrative expenses       --             --            --
Interest income                           --             --            --
PRI net operating income                  --             --            --
                                    --------       --------       -------
EBIDTA                                29,242         26,622         1,584
                                    --------       --------       -------
Interest expense                     (11,067)        (7,050)         (341)
Depreciation and amortization         (6,182)        (6,869)         (117)
PRI income taxes                          --             --            --
Gains on sales of interests
     in real estate                    1,277          1,766            --
Minority interest in operating
     partnership                          --             --            --
Equity in interest of partnerships
     and joint ventures                   --             --            --
Equity in loss of PRI                     --             --            --
Loss on early extinguishment
     of debt                              --           (270)           --
                                    --------       --------       -------
Net income                          $ 13,270       $ 14,199       $ 1,126
                                    --------       --------       -------
Investments in real estate, at cost $261,823       $230,997       $16,586
                                    --------       --------       -------
Total assets                        $269,829       $137,125       $ 9,410
                                    --------       --------       -------
Capital expenditures                $    831       $  3,777       $    --
                                    --------       --------       -------


                                                                   Adjustments to     Total
Year Ended December 31, 1998:       Corporate    Total             Equity Method      Consolidated
                                    ---------    -----             --------------     ------------
Real estate operating revenues      $     --     $ 90,058          $ (28,313)         $ 61,745
Real estate operating expenses            --       32,610            (10,091)           22,519
                                    --------     --------          ---------          --------
Net operating income                      --       57,448            (18,222)           39,226
                                    --------     --------          ---------          --------
General and administrative expenses       --       (3,351)            (3,351)               --
Interest income                          650          650                 --               650
PRI net operating income                 762          762               (762)               --
EBIDTA                                (1,939)      55,509            (18,984)           36,525
Interest expense                        (973)     (19,431)             8,840           (10,591)
Depreciation and amortization         (1,198)     (14,366)             4,960            (9,406)
PRI income taxes                         123          123               (123)               --
Gains on sales of interests
     in real estate                       --        3,043                 --             3,043
Minority interest in operating
     partnership                      (1,423)      (1,423)                --            (1,423)
Equity in interest of partnerships
     and joint ventures                   --           --              5,985             5,985
Equity in loss of PRI                     --           --               (678)             (678)
Loss on early extinguishment
     of debt                              --         (270)                --              (270)
                                    --------     --------          ---------          --------
Net income                          $ (5,410)    $ 23,185          $      --          $ 23,185
                                    --------     --------          ---------          --------
Investments in real estate, at cost $     --     $509,406          $      --          $509,406
                                    --------     --------          ---------          --------
Total assets                        $179,517     $595,881          $(114,266)         $481,615
                                    --------     --------          ---------          --------
Capital expenditures                $     --     $  4,608          $    (974)         $  3,634
                                    --------     --------          ---------          --------


Four-Months Ended December 31, 1997: Retail         Multifamily    Other
                                     ------         -----------    -----
Real estate operating revenues       $ 11,076       $ 14,902       $   538
Real estate operating expenses          3,714          6,654             7
                                     --------       --------       -------
Net operating income                    7,362          8,248           531
General and administrative expenses        --             --            --
Interest income                            --             --            --
PRI net operating income                   --             --            --
                                     --------       --------       -------
EBIDTA                                  7,362          8,248           531
                                     --------       --------       -------
Interest expense                       (2,290)        (4,534)          (57)
Depreciation and amortization          (1,588)        (2,126)          (39)
PRI income taxes                           --             --            --
Gains on sales of interests
     in real estate                     2,090             --            --
Minority interest in operating
     partnership                           --             --            --
Equity in interest of partnerships
     and joint ventures                    --             --            --
Equity in loss of PRI                      --             --            --
Loss on early extinguishment
     of debt                               --             --            --
                                     --------       --------       -------
Net income                           $  5,574       $  1,588       $   435
                                     --------       --------       -------
Investments in real estate, at cost  $120,208       $161,270       $ 6,448
                                     --------       --------       -------
Total assets                         $104,099       $107,474       $ 5,344
                                     --------       --------       -------
Capital expenditures                 $    114       $  1,405       $    --
                                     --------       --------       -------


                                                                    Adjustments to     Total
Four-Months Ended December 31, 1997: Corporate    Total             Equity Method      Consolidated
                                     ---------    -----             --------------     ------------
Real estate operating revenues       $     --     $ 26,516          $  (9,346)         $ 17,170
Real estate operating expenses             --       10,375             (3,460)            6,915
                                     --------     --------          ---------          --------
Net operating income                       --       16,141             (5,886)           10,255
                                     --------     --------          ---------          --------
General and administrative expenses    (1,088)      (1,088)                --            (1,088)
Interest income                            82           82                 --                82
PRI net operating income                  922          922               (922)               --
                                     --------     --------          ---------          --------
EBIDTA                                    (84)      16,057             (6,808)            9,249
                                     --------     --------          ---------          --------
Interest expense                         (195)      (7,076)             2,727            (4,349)
Depreciation and amortization            (434)      (4,187)             1,492            (2,695)
PRI income taxes                         (228)        (228)               228                --
Gains on sales of interests
     in real estate                        --        2,090                 --             2,090
Minority interest in operating
     partnership                         (394)        (394)                --              (394)
Equity in interest of partnerships
     and joint ventures                   --            --              2,101             2,101
Equity in loss of PRI                     --            --                260               260
Loss on early extinguishment
     of debt                             (300)        (300)                --              (300)
                                     --------     --------          ---------          --------
Net income                           $ (1,635)    $  5,962          $      --          $  5,962
                                     --------     --------          ---------          --------
Investments in real estate, at cost  $     --     $287,926          $      --          $287,926
                                     --------     --------          ---------          --------
Total assets                         $161,461     $378,378          $(112,812)         $265,566
                                     --------     --------          ---------          --------
Capital expenditures                 $     --     $  1,519          $    (308)         $  1,211
                                     --------     --------          ---------          --------


Year Ended August 31, 1997:          Retail         Multifamily    Other
                                     ------         -----------    -----
Real estate operating revenues       $ 20,186       $ 44,158       $ 1,426
Real estate operating expenses          6,911         19,686            32
                                     --------       --------       -------
Net operating income                   13,275         24,472         1,394
                                     --------       --------       -------
General and administrative expenses        --             --            --
Interest income                            --             --            --
PRI net operating income                   --             --            --
                                     --------       --------       -------
EBIDTA                                 13,275         24,472         1,394
                                     --------       --------       -------
Interest expense                       (4,446)       (12,161)         (159)
Depreciation and amortization          (3,151)        (6,264)         (118)
Gains on sales of interests             1,069             --            --
     in real estate
Equity in interest of partnerships
     and joint ventures
Net income                           $  6,747       $  6,047       $ 1,117
                                     --------       --------       -------
Investments in real estate, at cost  $ 37,398       $159,967       $ 5,078
                                     --------       --------       -------
Total assets                         $ 52,781       $150,833       $ 5,091
                                     --------       --------       -------
Capital expenditures                 $    794       $  3,258       $    --
                                     --------       --------       -------

                                      F-19

                                                                    Adjustments to     Total
Year Ended August 31, 1997:          Corporate    Total             Equity Method      Consolidated
                                     ---------    -----             --------------     ------------
Real estate operating revenues       $     --     $ 65,770          $ (25,539)         $ 40,231
Real estate operating expenses             --       26,629            (10,142)           16,487
                                     --------     --------          ---------          --------
Net operating income                       --       39,141            (15,397)           23,744
                                     --------     --------          ---------          --------
General and administrative expenses    (3,324)      (3,324)                --            (3,324)
Interest income                          (500)        (500)                --              (500)
PRI net operating income                  254          254                 --               254
                                     --------     --------          ---------          --------
EBIDTA                                 (3,570)      35,571            (15,397)           20,174
                                     --------     --------          ---------          --------
Interest expense                           --      (16,766)             7,680            (9,086)

Depreciation and amortization            (106)      (9,639)             3,380            (6,259)
Gains on sales of interests                --        1,069                 --             1,069
     in real estate
Equity in interest of partnerships
     and joint ventures
                                     --------     --------          ---------          --------
Net income                           $ (3,676)    $ 10,235          $      --          $ 10,235
                                     --------     --------          ---------          --------
Investments in real estate, at cost  $     --     $202,443          $      --          $202,443
                                     --------     --------          ---------          --------
Total assets                         $ 43,598     $252,303          $ (86,646)         $165,657
                                     --------     --------          ---------          --------
Capital expenditures                 $     --     $  4,052          $  (1,330)         $  2,722
                                     --------     --------          ---------          --------

                                      F-20

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
                                                    -----------
                                                    $59,668,000
                                                    ===========

                                                                     SCHEDULE II


                                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                       -----------------------------------------

                                                           VALUATION AND QUALIFYING ACCOUNTS
                                                           ---------------------------------



                   Column A                                 Column B                 Column C                    Column D
                                                                                     Additions
                                                                         -----------------------------------
                                                            Balance          Charged to      Charged to
                                                         Beginning of        Costs and         Other
                 Description                                Period           Expenses         Accounts          Deductions
-------------------------------------------             --------------     ------------     -----------       --------------
ALLOWANCE FOR POSSIBLE LOSSES:
   Calendar year ended December 31, 1998                $    1,770,000     $        --      $       --        $      198,000
                                                        ==============     ============     ===========       ==============

   Four-month period ended December 31, 1997            $    1,831,000     $        --      $       --        $       61,000
                                                        ==============     ============     ===========       ==============

   Fiscal year ended August 31, 1997                    $    2,042,000     $    500,000     $       --        $      711,000
                                                        ==============     ============     ===========       ==============

   Fiscal year ended August 31, 1996                    $    2,775,000     $        --      $       --        $      733,000
                                                        ==============     ============     ===========       ==============




                               [RESTUBBED TABLE]





                           Column A                        Column E


                                                           Balance at
                                                             End of
                         Description                         Period
-------------------------------------------              --------------
ALLOWANCE FOR POSSIBLE LOSSES:
   Calendar year ended December 31, 1998                 $    1,572,000
                                                         ==============

   Four-month period ended December 31, 1997             $    1,770,000
                                                         ==============

   Fiscal year ended August 31, 1997                     $    1,831,000
                                                         ==============

   Fiscal year ended August 31, 1996                     $    2,042,000
                                                         ==============


                                                                                                                       SCHEDULE III
                                      PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                      -----------------------------------------

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION--DECEMBER 31, 1997
                                 -----------------------------------------------------------

                           Column A                                             Column B                                 Column C

                                                                              Encumbrances
                                                      ------------------------------------------------------------
                                                           Interest             Maturity            Balance at          Initial Cost
                         Description                          Rate                Date               12/31/97            to Company
-------------------------------------------------     ------------------   ------------------   ------------------   ---------------
MULTIFAMILY PROPERTIES:
   2031 Locust Street-
     Land                                                                                                            $     100,000
     Building and improvements                                                                                           1,028,000
     Furniture and portable equipment
   Camp Hill Plaza Apartments-
      Land                                                    9.50%             3/1/2007        $       6,707,000          336,000
      Building and improvements                                                                                          2,910,000
      Furniture and portable equipment                                                                                     150,000
   Cobblestone Apartments-
     Land                                                                                                                2,791,000
     Building and improvements                                                                                           9,335,000
     Furniture and portable equipment                                                                                      362,000
   Kenwood Gardens-
     Land                                                                                                                  489,000
     Building and improvements                                                                                           3,007,000
     Furniture and portable equipment                                                                                      228,000
   Lakewood Hills Apartments-
     Land                                                                                                                  501,000
     Building and improvements                                                                                          10,935,000
     Furniture and portable equipment                                                                                      468,000
   Marylander Apartments-
     Land                                                                                                                  117,000
     Building                                                                                                            4,013,000
     Furniture and portable equipment                                                                                      327,000
   Shenandoah Village-
      Land                                                    5.70%            10/15/2025               8,575,000        2,200,000
      Building and improvements                                                                                          8,695,000
      Furniture and portable equipment                                                                                     281,000
   Emerald Point-
     Land                                                     6.79%             3/1/2008               16,802,000        3,062,000
     Building and improvements                                                                                          17,352,000
     Furniture and portable equipment                                                                                    1,293,000
   Hidden Lakes-
     Land                                                                                                                1,225,000
     Building and improvements                                                                                          10,807,000
     Furniture and portable equipment                                                                                      986,000
   Palms of Pembroke-
     Land                                                                                                                4,869,000
     Building and improvements                                                                                          16,398,000
     Furniture and portable equipment                                                                                      986,000



                                                                                                                      SCHEDULE III
                                                                                                                       (continued)

                                                                         [RESTUBBED TABLE]


                           Column A                Column D         Column E       Column F          Column G&H        Column I
                                                     Cost of
                                                  Improvements,      Amount at
                                                    Net of        Which Carried   Accumulated           Date
                                                   Retirements       12/31/97     Depreciation       Constructed      Depreciable
                         Description                (Note 4)       (Notes 1 & 2)     (Note 3)         or Acquired    Life in Years
-----------------------------------------      --------------     -------------   -----------     ----------------- ----------------
MULTIFAMILY PROPERTIES:
   2031 Locust Street-
     Land                                         $       --      $   100,000     $       --         1961
     Building and improvements                     1,513,000        2,541,000      1,924,000                              11-25
     Furniture and portable equipment                687,000          687,000        379,000                               10
   Camp Hill Plaza Apartments-
      Land                                                --          336,000             --         1969
      Building and improvements                      771,000        3,681,000      2,988,000                             5-33 1/3
      Furniture and portable equipment               792,000          942,000        459,000                              7-10
   Cobblestone Apartments-
     Land                                                 --        2,791,000             --         1992
     Building and improvements                     1,232,000       10,567,000      1,403,000                             10-40
     Furniture and portable equipment                588,000          950,000        264,000                              7-10
   Kenwood Gardens-
     Land                                                 --          489,000             --         1963
     Building and improvements                     1,509,000        4,516,000      3,880,000                              8-38
     Furniture and portable equipment              1,180,000        1,408,000        934,000                              8-10
   Lakewood Hills Apartments-
     Land                                                 --          501,000             --     Phase I 1972
     Building and improvements                     1,727,000       12,662,000      7,510,000    Phase II 1975             8-45
     Furniture and portable equipment              2,048,000        2,516,000      1,377,000    Phase III 1980            10
   Marylander Apartments-
     Land                                                 --          117,000             --         1962
     Building                                      1,739,000        5,752,000      5,108,000                             10-39
     Furniture and portable equipment                852,000        1,179,000        716,000                              5-10
   Shenandoah Village-
      Land                                                --        2,200,000             --         1993                10-39
      Building and improvements                      452,000        9,147,000      1,102,000                              5-10
      Furniture and portable equipment               636,000          917,000        221,000
   Emerald Point-
     Land                                                 --        3,062,000             --         1993
     Building and improvements                     1,443,000       18,795,000      2,481,000                             10-39
     Furniture and portable equipment                888,000        2,181,000        806,000                              5-10
   Hidden Lakes-
     Land                                                 --        1,225,000             --         1994
     Building and improvements                       175,000       10,982,000      1,310,000                             10-39
     Furniture and portable equipment                447,000        1,433,000        189,000                              5-10
   Palms of Pembroke-
     Land                                                 --        4,869,000             --         1994
     Building and improvements                       392,000       16,790,000      1,608,000                             10-39
     Furniture and portable equipment                422,000        1,408,000        218,000                              5-10





                                                                                                                        SCHEDULE III
                                                                                                                         (Continued)
                                                            PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                            -----------------------------------------

                                                        REAL ESTATE AND ACCUMULATED DEPRECIATION--DECEMBER 31, 1997
                                                        -----------------------------------------------------------

                           Column A                                                Column B                              Column C

                                                                                 Encumbrances
                                                         -------------------------------------------------------------------------
                                                              Interest             Maturity            Balance at       Initial Cost
                         Description                             Rate                Date               12/31/97         to Company
---------------------------------------------------      ------------------   ------------------   ------------------   ------------
MULTIFAMILY PROPERTIES:
   Boca Palms-
     Land                                                                                                               $  7,107,000
     Building and improvements                                                                                            27,343,000
     Furniture and portable equipment                                                                                      1,101,000

INDUSTRIAL PROPERTIES:
   Aramark Allentown, PA-
      Land                                                                                                                     3,000
      Building and improvements                                                                                               82,000
   Aramark Pennsauken, NJ-
     Land                                                                                                                     20,000
     Building and improvements                                                                                               190,000
   Interstate Container Corporation, Lowell, MA-
     Land                                                                                                                     34,000
     Building and improvements                                                                                               364,000
   People's Drug (CVS), Annandale, VA-
     Land                                                                                                                    225,000
     Building and improvements                                                                                             1,873,000
   Sears, Roebuck and Company, Pennsauken, NJ-
      Land                                                                                                                    25,000
      Building and improvements                                                                                              206,000

SHOPPING CENTERS AND RETAIL STORES:
   Crest Plaza Shopping Center-
     Land                                                                                                                    278,000
     Building and improvements                                                                                             2,230,000
     Furniture and portable equipment
   Sitler Tract-
     Land                                                                                                                     54,000
   Forestville Plaza-
     Land                                                                                                                    440,000
     Building and improvements                                                                                             5,572,000
     Furniture and portable equipment
   South Blanding Village-
     Land                                                                                                                  2,946,000
     Building and improvements                                                                                             6,138,000
     Furniture and portable equipment
   Madarin Corners-
     Land                                                        9.125%            8/1/2008        $       8,339,000       4,891,000
     Building and improvements                                                                                            10,167,000
     Furniture and portable equipment

                                      F-32


                                                                                                                        SCHEDULE III
                                                                                                                         (Continued)

                                                                        [RESTUBBED TABLE]


                           Column A                      Column D       Column E        Column F       Column G&H       Column I
                                                          Cost of
                                                       Improvements,   Amount at
                                                          Net of     Which Carried    Accumulated           Date
                                                       Retirements     12/31/97      Depreciation       Constructed     Depreciable
                         Description                    (Note 4)     (Notes 1 & 2)      (Note 3)         or Acquired   Life in Years
-----------------------------------------------  ------------------   ------------  --------------    --------------   -------------
MULTIFAMILY PROPERTIES:
   Boca Palms-
     Land                                         $        --       $  7,107,000  $           --          1994
     Building and improvements                        496,000         27,839,000       2,596,000                          10-39
     Furniture and portable equipment                 479,000          1,580,000         439,000                           5-10

INDUSTRIAL PROPERTIES:
   Aramark Allentown, PA-
      Land                                                 --              3,000              --          1962
      Building and improvements                            --             82,000          73,000                          10-40
   Aramark Pennsauken, NJ-
     Land                                                  --             20,000              --          1962
     Building and improvements                             --            190,000         155,000                          10-40
   Interstate Container Corporation, Lowell, MA-
     Land                                                  --             34,000              --          1963
     Building and improvements                      1,404,000          1,768,000       1,214,000                          20-50
   People's Drug (CVS), Annandale, VA-
     Land                                                  --            225,000              --          1962
     Building and improvements                        476,000          2,349,000       1,493,000                          25-55
   Sears, Roebuck and Company, Pennsauken, NJ-
      Land                                                 --             25,000              --          1963
      Building and improvements                       176,000            382,000         321,000                          10-50

SHOPPING CENTERS AND RETAIL STORES:
   Crest Plaza Shopping Center-
     Land                                                  --            278,000              --
     Building and improvements                      3,096,000          5,326,000       3,460,000         1964             20-40
     Furniture and portable equipment                  18,000             18,000          18,000                            10
   Sitler Tract-
     Land                                                                 54,000                         1964
   Forestville Plaza-
     Land                                                  --            440,000              --         1983
     Building and improvements                        705,000          6,277,000       2,814,000                         33 1/3
     Furniture and portable equipment                      --                 --              --
   South Blanding Village-
     Land                                                  --          2,946,000              --         1988
     Building and improvements                        341,000          6,479,000       1,890,000                          20-40
     Furniture and portable equipment                      --                 --              --
   Madarin Corners-
     Land                                                  --          4,891,000              --         1988
     Building and improvements                        527,000         10,694,000       3,414,000                         33 1/3
     Furniture and portable equipment                      --                 --              --


                                                                                                                        SCHEDULE III
                                                                                                                         (Continued)
                                                                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                                   -----------------------------------------

                                                          REAL ESTATE AND ACCUMULATED DEPRECIATION--DECEMBER 31, 1997
                                                          -----------------------------------------------------------


                           Column A                                                       Column B                      Column C

                                                                                        Encumbrances
                                                                -----------------------------------------------------------
                                                         Interest             Maturity            Balance at          Initial Cost
                         Description                       Rate                 Date               12/31/97            to Company
--------------------------------------------------   ------------------   ------------------   ------------------   ----------------
MULTIFAMILY PROPERTIES:
   Magnolia Mall-
     Land                                                    8.20%              2/2007         $      25,019,000    $      9,273,000
     Building and improvements                                                                                            37,158,000
     Furniture and portable equipment                                                                                        402,000
   North Dartmouth Mall-
      Land                                                                                                                 7,192,000
      Building and improvements                                                                                           28,767,000
      Furniture and portable equipment                                                                                        38,000

PROPERTY UNDER DEVELOPMENT:
   Christiana Power Center-
     Land                                                                                                                  1,312,000
   Creekview (Warrington)
     Land                                                                                                                     57,000
   Hillview Center
      Land                                                                                                                     1,000
                                                                                               -----------------    ----------------

           Total for wholly owned consolidated
             partnership                                                                       $      65,442,000    $    260,740,000
                                                                                               =================    ================

                                      F-32


                                                                                                                        SCHEDULE III
                                                                                                                         (Continued)



                                                                         [RESTUBBED TABLE]

                           Column A                    Column D        Column E             Column F       Column G&H    Column I
                                                       Cost of
                                                     Improvements,     Amount at
                                                       Net of       Which Carried         Accumulated        Date
                                                    Retirements       12/31/97           Depreciation     Constructed   Depreciable
                    Description                      (Note 4)      (Notes 1 & 2)           (Note 3)      or Acquired   Life in Years
----------------------------------------------    --------------  ------------------   ---------------  -------------- -------------
MULTIFAMILY PROPERTIES:
   Magnolia Mall-
     Land                                         $      --      $  9,273,000         $      --
     Building and improvements                         2,000       37,160,000              232,000               1997
     Furniture and portable equipment                    --           402,000                --
   North Dartmouth Mall-
      Land                                               --         7,192,000                --
      Building and improvements                      (27,000)      28,740,000              175,000               1997
      Furniture and portable equipment                   --            38,000                --

PROPERTY UNDER DEVELOPMENT:
   Christiana Power Center-
     Land                                                --         1,312,000                --
   Creekview (Warrington)
     Land                                                --            57,000                --
   Hillview Center
      Land                                               --             1,000                --
                                                 -----------     ------------        -------------

           Total for wholly owned consolidated
             partnership                         $27,186,000     $287,926,000        $  53,171,000
                                                 ===========     ============        =============

                                                                    SCHEDULE III
                                                                     (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------
NOTES:
  (1) Reconciliation of amount shown in Column E:
         Balance, August 31, 1997                                                                    $     202,443,000

         Additions during the year-
           Improvements, furniture and portable equipment                    $       1,020,000
           Land                                                                     17,835,000
           Building                                                                 66,629,000
                                                                                                            85,484,000

         Deductions during the year-
           Transferred to partnerships and joint ventures                                                         --
           Retirements                                                                                            --
           Properties sold                                                                                        --

         Balance, December 31, 1997                                                                  $     287,926,000
                                                                                                     =================

  (2) The aggregate cost for federal income tax purposes is
            approximately                                                                            $     285,000,000
                                                                                                     =================
  (3) Reconciliation of amount shown in Column F: (Accumulated
          Depreciation):

            Balance, August 31, 1997                                                                 $      50,711,000

            Depreciation during the year-
              Buildings and improvements                                                  388,000
              Furniture and portable equipment                                          2,072,000            2,460,000
                                                                                -----------------    -----------------

            Balance, December 31, 1997                                                               $      53,171,000
                                                                                                     =================
  (4) Cost of improvements, net of retirements, etc., consists of the following:
              Cost of improvements                                                                   $      85,484,000
              Retirements                                                                                          --
                                                                                                     -----------------
                                                                                                     $      85,484,000
                                                                                                     =================

                                      F-33

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           REAL ESTATE AND ACCUMULATED DEPRECIATION--DECEMBER 31, 1998


                                                                                                                        SCHEDULE III


            Column A                                                         Column B                                  Column C

                                                                            Encumbrances
                                                        --------------------------------------------------------
                                                              Interest        Maturity             Balance at         Initial Cost
            Description                                         Rate            Date                12/31/98           to Company
-------------------------------------------------       ----------------  -----------------   ------------------   -----------------
MULTIFAMILY PROPERTIES:
   2031 Locust Street-
     Land                                                                                                          $         100,000
     Building and improvements                                                                                             1,028,000
     Furniture and portable equipment
   Camp Hill Plaza Apartments-
      Land                                                      9.50%         3/1/2007        $       6,578,000              336,000
      Building and improvements                                                                                            2,910,000
      Furniture and portable equipment                                                                                       150,000
   Cobblestone Apartments-
     Land                                                                                                                  2,791,000
     Building and improvements                                                                                             9,334,000
     Furniture and portable equipment                                                                                        362,000
   Kenwood Gardens-
     Land                                                                                                                    489,000
     Building and improvements                                                                                             3,007,000
     Furniture and portable equipment                                                                                        228,000
   Lakewood Hills Apartments-
     Land                                                                                                                    501,000
     Building and improvements                                                                                            10,935,000
     Furniture and portable equipment                                                                                        467,000
   Marylander Apartments-
     Land                                                                                                                    117,000
     Building                                                                                                              4,013,000
     Furniture and portable equipment                                                                                        327,000
   Shenandoah Village-
      Land                                                      5.90%       10/15/2025                8,435,000            2,200,000
      Building and improvements                                                                                            8,695,000
      Furniture and portable equipment                                                                                       281,000
   Emerald Point-
     Land                                                       6.79%         3/1/2008               16,510,000            3,062,000
     Building and improvements                                                                                            17,352,000
     Furniture and portable equipment                                                                                      1,293,000
   Hidden Lakes-
     Land                                                                                                                  1,225,000
     Building and improvements                                                                                            10,807,000
     Furniture and portable equipment                                                                                        986,000
   Palms of Pembroke-
     Land                                                                                                                  4,869,000
     Building and improvements                                                                                            16,399,000
     Furniture and portable equipment                                                                                        985,000

                                      F-34

[RESTUBBED]


                                                                                                                        SCHEDULE III
                                                                                                                         (Continued)


             Column A                                      Column D             Column E             Column F             Column G&H
                                                            Cost of
                                                         Improvements,          Amount at
                                                            Net of            Which Carried         Accumulated              Date
                                                          Retirements           12/31/98           Depreciation          Constructed
            Description                                    (Note 4)           (Notes 1 & 2)           (Note 3)           or Acquired
-------------------------------------------------     ------------------   ------------------   -------------------  ---------------
MULTIFAMILY PROPERTIES:
   2031 Locust Street-
     Land                                                $          --      $     100,000           $      --             1961
     Building and improvements                                1,567,000          2,595,000           2,005,000
     Furniture and portable equipment                           720,000            720,000             442,000
   Camp Hill Plaza Apartments-
      Land                                                          --             336,000                 --             1969
      Building and improvements                                 854,000          3,764,000           3,121,000
      Furniture and portable equipment                          878,000          1,028,000             530,000
   Cobblestone Apartments-
     Land                                                           --           2,791,000                 --             1992
     Building and improvements                                1,542,000         10,878,000           1,794,000
     Furniture and portable equipment                           710,000          1,072,000             354,000
   Kenwood Gardens-
     Land                                                           --             489,000                 --             1963
     Building and improvements                                1,686,000          4,693,000           4,026,000
     Furniture and portable equipment                         1,282,000          1,510,000           1,048,000
   Lakewood Hills Apartments-
     Land                                                           --             501,000                 --         Phase I 1972
     Building and improvements                                1,845,000         12,780,000           7,882,000       Phase II 1975
     Furniture and portable equipment                         2,445,000          2,912,000           1,569,000       Phase III 1980
   Marylander Apartments-
     Land                                                           --             117,000                 --             1962
     Building                                                 1,808,000          5,821,000           5,259,000
     Furniture and portable equipment                           920,000          1,247,000             804,000
   Shenandoah Village-
      Land                                                          --           2,200,000                 --
      Building and improvements                                 494,000          9,189,000           1,372,000            1993
      Furniture and portable equipment                          723,000          1,004,000             302,000
   Emerald Point-
     Land                                                           --           3,062,000                 --             1993
     Building and improvements                                1,934,000         19,286,000           3,059,000
     Furniture and portable equipment                         1,159,000          2,452,000           1,040,000
   Hidden Lakes-
     Land                                                           --           1,225,000                 --             1994
     Building and improvements                                  238,000         11,045,000           1,676,000
     Furniture and portable equipment                           535,000          1,521,000             266,000
   Palms of Pembroke-
     Land                                                           --           4,869,000                 --             1994
     Building and improvements                                  418,000         16,817,000           2,112,000
     Furniture and portable equipment                           613,000          1,598,000             321,000

                                      F-34

[RESTUBBED]

                                                                    SCHEDULE III
                                                                     (Continued)


             Column A                                        Column I



                                                           Depreciable
            Description                                   Life in Years
-------------------------------------------------       ------------------
MULTIFAMILY PROPERTIES:
   2031 Locust Street-
     Land
     Building and improvements                              11-25
     Furniture and portable equipment                        10
   Camp Hill Plaza Apartments-
      Land
      Building and improvements                           5-33 1/3
      Furniture and portable equipment                      7-10
   Cobblestone Apartments-
     Land
     Building and improvements                              10-40
     Furniture and portable equipment                       7-10
   Kenwood Gardens-
     Land
     Building and improvements                              8-38
     Furniture and portable equipment                       8-10
   Lakewood Hills Apartments-
     Land
     Building and improvements                              8-45
     Furniture and portable equipment                        10
   Marylander Apartments-
     Land
     Building                                               10-39
     Furniture and portable equipment                       5-10
   Shenandoah Village-
      Land
      Building and improvements                             10-39
      Furniture and portable equipment                      5-10
   Emerald Point-
     Land
     Building and improvements                              10-39
     Furniture and portable equipment                       5-10
   Hidden Lakes-
     Land
     Building and improvements                              10-39
     Furniture and portable equipment                       5-10
   Palms of Pembroke-
     Land
     Building and improvements                              10-39
     Furniture and portable equipment                       5-10

                                                                    SCHEDULE III
                                                                     (Continued)
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           REAL ESTATE AND ACCUMULATED DEPRECIATION--DECEMBER 31, 1998


                           Column A                                        Column B                    Column C         Column D
                                                                                                                         Cost of
                                                                      Encumbrances                                     Improvements,
                                                    ---------------------------------------------                         Net of
                                                      Interest       Maturity      Balance at         Initial Cost      Retirements
                         Description                     Rate          Date         12/31/98           to Company        (Note 4)
-------------------------------------------------   ------------   ------------  ----------------   ---------------   --------------
MULTIFAMILY PROPERTIES:
   Boca Palms-
     Land                                                                                           $    7,107,000       $      --
     Building and improvements                                                                          27,343,000          661,000
     Furniture and portable equipment                                                                    1,101,000          710,000
   Eagles' Nest
     Land                                                8.24%       11/1/2000      $ 15,464,000         4,021,000              --
     Building and improvements                                                                          16,815,000          409,000
     Furniture and portable equipment                                                                      800,000          454,000
   Fox Run Delaware
     Land                                                6.54%       12/1/2008        14,600,000         1,355,000              --
     Building and improvements                                                                          19,364,000          422,000
     Furniture and portable equipment                                                                      595,000          485,000
   The Woods Apartments
     Land                                                8.63%        6/2003           7,274,000         4,234,000              --
     Building and improvements                                                                          17,043,000          157,000
     Furniture and portable equipment                                                                      225,000           75,000

INDUSTRIAL PROPERTIES:
   Aramark Allentown, PA-
      Land                                                                                                   3,000              --
      Building and improvements                                                                             82,000              --
   Aramark Pennsauken, NJ-
     Land                                                                                                   20,000              --
     Building and improvements                                                                             190,000              --
   Interstate Container Corporation, Lowell, MA-
     Land                                                                                                   34,000              --
     Building and improvements                                                                             364,000        1,404,000
   People's Drug (CVS), Annandale, VA-
     Land                                                                                                  225,000              --
     Building                                                                                            1,873,000          476,000
   Sears, Roebuck and Company, Pennsauken, NJ-
     Land                                                                                                   25,000              --
     Building and improvements                                                                             206,000          176,000

LAND HELD FOR DEVELOPMENT:
   Turtle Run
     Land                                                                                                4,613,000              --

                                      F-34



                                                                                                                        SCHEDULE III
                                                                                                                         (Continued)


                           Column A                       Column E             Column F       Column G&H        Column I

                                                           Amount at
                                                         Which Carried       Accumulated          Date
                                                           12/31/98          Depreciation      Constructed     Depreciable
                         Description                     (Notes 1 & 2)         (Note 3)        or Acquired     Life in Years
-------------------------------------------------      ---------------   -------------------  -------------   ----------------
MULTIFAMILY PROPERTIES:
   Boca Palms-
     Land                                                  $ 7,107,000       $       --            1994
     Building and improvements                              28,004,000        3,527,000                           10-39
     Furniture and portable equipment                        1,811,000          627,000                            5-10
   Eagles' Nest
     Land                                                    4,021,000               --            1998
     Building and improvements                              17,224,000        3,185,000                           10-39
     Furniture and portable equipment                        1,254,000          808,000                            5-10
   Fox Run Delaware
     Land                                                    1,355,000               --            1998
     Building and improvements                              19,786,000        4,353,000                           10-39
     Furniture and portable equipment                        1,080,000          752,000                            5-10
   The Woods Apartments
     Land                                                    4,234,000               --            1998
     Building and improvements                              17,200,000          160,000                           10-39
     Furniture and portable equipment                          300,000           12,000                            5-10

INDUSTRIAL PROPERTIES:
   Aramark Allentown, PA-
      Land                                                       3,000               --            1962
      Building and improvements                                 82,000           75,000                           10-40
   Aramark Pennsauken, NJ-
     Land                                                       20,000               --            1962
     Building and improvements                                 190,000          157,000                           10-50
   Interstate Container Corporation, Lowell, MA-
     Land                                                       34,000               --            1963
     Building and improvements                               1,768,000        1,258,000                           20-50
   People's Drug (CVS), Annandale, VA-
     Land                                                      225,000             --              1962
     Building                                                2,349,000        1,536,000                           25-55
   Sears, Roebuck and Company, Pennsauken, NJ-
     Land                                                       25,000               --            1963
     Building and improvements                                 382,000          329,000                           10-50

LAND HELD FOR DEVELOPMENT:
   Turtle Run
     Land                                                    4,613,000               --

                                      F-34

                                                                    SCHEDULE III
                                                                     (Continued)
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           REAL ESTATE AND ACCUMULATED DEPRECIATION--DECEMBER 31, 1998


                                                                   Column B             Column C     Column D         Column E
                                                                                                      Cost of
                                                                 Encumbrances                       Improvements,      Amount at
                                             ---------------------------------------                   Net of        Which Carried
                                                Interest     Maturity    Balance at    Initial Cost  Retirements       12/31/98
                         Description             Rate          Date       12/31/98      to Company     (Note 4)      (Notes 1 & 2)
-----------------------------------------    ------------  -----------  ------------   ------------  ------------   --------------
SHOPPING CENTERS AND RETAIL STORES:
   Crest Plaza Shopping Center-
     Land                                                                              $   278,000   $        --     $    278,000
     Building and improvements                                                           2,349,000     3,096,000        5,445,000
     Furniture and portable equipment                                                          --         18,000           18,000
   Sitler Tract-
     Land                                                                                   54,000           --            54,000
   Forestville Plaza-
     Land                                                                                  440,000           --           440,000
     Building and improvements                                                           5,572,000       705,000        6,277,000
     Furniture and portable equipment                                                          --            --              --
   South Blanding Village-
     Land                                                                                2,946,000           --         2,946,000
     Building and improvements                                                           6,138,000       341,000        6,479,000
     Furniture and portable equipment
   Madarin Corners-
     Land                                        9.125%      8/1/2008    $8,088,000      4,891,000           --         4,891,000
     Building and improvements                                                          10,168,000       605,000       10,772,000
     Furniture and portable equipment
   Magnolia Mall
     Land                                        8.20%         2/207     24,453,000      9,279,000           --         9,279,000
     Building and improvements                                                          37,146,000       520,000       37,666,000
     Furniture and portable equipment                                                      213,000           --           213,000
   North Dartmouth Mall
     Land                                                                                7,199,000           --         7,199,000
     Building and improvements                                                          28,935,000        13,000       28,947,000
     Furniture and portable equipment                                                       10,000           --            10,000
   Northeast Tower
     Land                                        8.25%        3/1999     17,001,000      4,205,000           --         4,205,000
     Building and improvements                                                          16,820,000           --        16,820,000
     Furniture and portable equipment                                                        4,000           --             4,000
   Northeast Tower-Bradlees
     Land                                                                                3,590,000           --         3,590,000
     Building and improvements
     Furniture and portable equipment
   Prince Georges Plaza
     Land                                        8.70%       6/1/2027    48,600,000     13,066,000           --        13,066,000
     Building and improvements                                                          57,479,000         3,000       57,482,000
     Furniture and portable equipment
   Festival at Exton
     Land                                                                                3,728,000           --         3,728,000
     Building and improvements                                                          14,989,000           --        14,989,000
     Furniture and portable equipment

                                      F-34

[RESTUBBED]

                                                                    SCHEDULE III
                                                                     (continued)



                                                      Column F      Column G&H         Column I


                                                    Accumulated        Date
                                                   Depreciation     Constructed       Depreciable
                         Description                  (Note 3)      or Acquired      Life in Years
-----------------------------------------     -------------------  --------------    -------------
SHOPPING CENTERS AND RETAIL STORES:
   Crest Plaza Shopping Center-
     Land                                           $        --
     Building and improvements                        3,704,000        1964
     Furniture and portable equipment                    18,000                          20-40
   Sitler Tract-                                                                         10
     Land                                                   --         1964
   Forestville Plaza-
     Land                                                   --         1983
     Building and improvements                        3,002,000                          33 1/3
     Furniture and portable equipment                       --                            10
   South Blanding Village-
     Land                                                   --         1988
     Building and improvements                        2,111,000                          20-40
     Furniture and portable equipment                       --                           10
   Madarin Corners-
     Land                                                   --         1988
     Building and improvements                        3,782,000                          10-39
     Furniture and portable equipment                       --                            5-10
   Magnolia Mall
     Land                                                   --         1998
     Building and improvements                        1,160,000                          10-39
     Furniture and portable equipment                       --                            5-10
   North Dartmouth Mall
     Land                                                   --         1998
     Building and improvements                          896,000                          10-39
     Furniture and portable equipment                       --                            5-10
   Northeast Tower
     Land                                                   --         1998
     Building and improvements                              --                           10-39
     Furniture and portable equipment                       --                            5-10
   Northeast Tower-Bradlees
     Land                                                   --         1998
     Building and improvements                              --                           10-39
     Furniture and portable equipment                       --                            5-10
   Prince Georges Plaza
     Land                                                   --         1998
     Building and improvements                          377,000                          10-39
     Furniture and portable equipment                       --
   Festival at Exton
     Land                                                   --         1998
     Building and improvements                          129,000                          10-39
     Furniture and portable equipment                       --                            5-10

                                      F-34

                                                                    SCHEDULE III
                                                                     (Continued)
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           REAL ESTATE AND ACCUMULATED DEPRECIATION--DECEMBER 31, 1998


                Column A                                  Column B                       Column C       Column D       Column E
                                                                                                          Cost of
                                                         Encumbrances                                  Improvements,    Amount at
                                           -----------------------------------------                       Net of      Which Carried
                                            Interest       Maturity      Balance at     Initial Cost    Retirements      12/31/98
              Description                     Rate           Date        12/31/98        to Company      (Note 4)      (Notes 1 & 2)
---------------------------------------    ----------   ------------   -------------   -------------  ---------------   ------------
   Brandywood Center
     Land                                                                              $         --    $         --     $       --
     Building and improvements                                                            4,681,000              --      4,681,000
     Furniture and portable equipment                                                            --              --             --
   Hornsby Lane
     Land
     Building and improvements                                                               37,000              --         37,000
     Furniture and portable equipment
   Paxton Towne Center
     Land
     Building and improvements                                                            1,466,000              --      1,466,000
     Furniture and portable equipment

PROPERTIES UNDER DEVELOPMENT:
   Christiana Power Center
     Land                                                                                 6,242,000              --      6,242,000
     Building and improvements                                                           20,835,000              --     20,835,000
     Furniture and portable equipment
   Creekview (Warrington)
     Land
     Building and improvements                                                              625,000              --        625,000
     Furniture and portable equipment
   Hillview Center
     Land
     Building and improvements
     Furniture and portable equipment
   Concordville Center 322
     Land                                                                                    20,000              --         20,000
     Building and improvements
     Furniture and portable equipment
   Concordville Center 202
     Land                                                                                    13,000              --         13,000
     Building and improvements
     Furniture and portable equipment
                                                                       --------------  ------------    -----------  ----------------

                  Total                                                 $ 167,003,000  $476,305,000    $ 33,101,000   $509,406,000
                                                                        =============  ============    ===========  ================

                                      F-34

[RESTUBBED]

                                                                                    SCHEDULE III
                                                                                     (Continued)

                Column A                         Column F         Column G&H         Column I


                                                Accumulated          Date
                                                Depreciation     Constructed        Depreciable
              Description                         (Note 3)       or Acquired       Life in Years
---------------------------------------        -------------     ------------    ----------------
   Brandywood Center
     Land                                       $         --         1998
     Building and improvements                                                        10-39
     Furniture and portable equipment
   Hornsby Lane                                                      1998
     Land
     Building and improvements                                                        10-39
     Furniture and portable equipment                                                  5-10
   Paxton Towne Center                                               1998
     Land
     Building and improvements                                                        10-39
     Furniture and portable equipment                                                  5-10

PROPERTIES UNDER DEVELOPMENT:
   Christiana Power Center
     Land                                                            1998
     Building and improvements                       189,000
     Furniture and portable equipment
   Creekview (Warrington)                                            1998
     Land
     Building and improvements
     Furniture and portable equipment
   Hillview Center                                                   1998
     Land
     Building and improvements
     Furniture and portable equipment
   Concordville Center 322
     Land                                                            1998
     Building and improvements
     Furniture and portable equipment
   Concordville Center 202
     Land                                                            1998
     Building and improvements
     Furniture and portable equipment

                                                ------------
                  Total                         $ 71,129,000
                                                ============

                                                                    SCHEDULE III
                                                                     (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



NOTES:
  (1) Reconciliation of amount shown in Column E:
         Balance, December 31, 1997                                                             $     287,926,000

         Additions during the year-
           Improvements, furniture and portable equipment                    $       4,097,000
           Land                                                                     43,729,000
           Building                                                                173,654,000
                                                                                                      221,480,000

         Deductions during the year-
           Transferred to partnerships and joint ventures                                                      --
           Retirements                                                                                         --
           Properties sold                                                                                     --
                                                                                                -----------------
         Balance, December 31, 1998                                                             $     509,406,000
                                                                                                =================

  (2) The aggregate cost for federal income tax purposes is
         approximately                                                                          $     505,000,000
                                                                                                =================

  (3) Reconciliation of amount shown in Column F:
         (Accumulated Depreciation):

         Balance, December 31, 1997                                                             $      53,171,000

         Depreciation during the year-
           Buildings and improvements                                                7,579,000
           Furniture and portable equipment                                          1,323,000          8,902,000
                                                                             -----------------
           Transfers from partnerships and joint ventures                                               9,056,000
                                                                                                -----------------

         Balance, December 31, 1998                                                             $      71,129,000
                                                                                                =================
  (4) Cost of improvements, net of retirements, etc., consists of the following:
           Cost of improvements                                                                 $     221,478,000
           Retirements                                                                                         --
                                                                                                -----------------
                                                                                                $     221,478,000
                                                                                                =================

                                      F-35

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
  10.09       Amendment No. 2 to the Trust's 1990 Stock Option Plan for
                  Non-Employee Trustees

  10.16       Amendment No. 1 to the Trust's 1990 Incentive and
                  Non-Qualified Stock Option Plan

  10.48       Amendment No. 1 to the Trust's 1997 Stock Option Plan

  10.52       Amendment No. 1 to the Trust's Non-Qualified Employee
                  Share Purchase Plan

  10.54       Amendment No. 1 to the Trust's Qualified Employee Share
                  Purchase Plan

  10.56       Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock
                  Option Plan

  21          Listing of subsidiaries

  23.1        Consent of Arthur Andersen LLP (Independent Public
                  Accountants of the Trust).

  23.2        Consent of Ernst & Young LLP (Independent Auditors
                  of Lehigh Valley Associates)

  27          Financial Data Schedule