Form 10-Q
period 1999-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1999-05-17
CIK 77281

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1999

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number 1-6300

                    Pennsylvania Real Estate Investment Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                           23-6216339
---------------------------------                            -------------------
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


200 South Broad Street, Third Floor, Philadelphia, PA                19102-3803
------------------------------------------------------               ----------
      (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code (215) 875-0700

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of beneficial interest outstanding at May 10, 1999: 13,314,223



================================================================================

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                            Page

Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

  Consolidated Balance Sheets--March 31, 1999
   and December 31, 1998                                                       1

  Consolidated Statements of Income--Three Months
   Ended March 31, 1999 and March 31, 1998                                     2

  Consolidated Statements of Cash Flows--Three Months
   Ended March 31, 1999 and March 31, 1998                                     3

  Notes to Consolidated Financial Statements                                4-11

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  12-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk            18

Part II. Other Information                                                    19

Item 1.  Not Applicable                                                        -

Item 2.  Changes in Securities and Use of Proceeds                            19

Item 3.  Not Applicable                                                        -

Item 4.  Not Applicable                                                        -

Item 5.  Other Information                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                  19-20

Signatures                                                                    21

Part I. Financial Information

Item 1. Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                    (Note 1)

                                     ASSETS

                                   (Unaudited)


                                                                                  March 31,         December 31,
                                                                                    1999                1998
                                                                                ------------        ------------
INVESTMENTS IN REAL ESTATE, at cost:
 Multifamily properties                                                         $232,256,000        $230,997,000
 Retail properties                                                               260,026,000         261,823,000
 Industrial properties                                                             5,078,000           5,078,000
 Land and properties under development                                            18,480,000          11,508,000
                                                                                ------------        ------------
             Total investments in real estate                                    515,840,000         509,406,000

 Less- Accumulated depreciation                                                   74,186,000          71,129,000
                                                                                ------------        ------------
                                                                                 441,654,000         438,277,000

INVESTMENT IN PREIT-RUBIN, INC. (Note 2)                                           6,833,000           5,372,000

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 3)
                                                                                  13,282,000          13,439,000

ADVANCES TO PREIT-RUBIN, INC.                                                      4,860,000           4,074,000
                                                                                ------------        ------------
                                                                                 466,629,000         461,162,000
   Less- Allowance for possible losses                                             1,536,000           1,572,000
                                                                                ------------        ------------
                                                                                 465,093,000         459,590,000
OTHER ASSETS:
 Cash and cash equivalents                                                         2,998,000           6,135,000
 Rents and sundry receivables (net of allowance for
  doubtful accounts of $698,000 and $372,000, respectively)                        3,353,000           3,498,000
 Deferred costs, prepaid real estate taxes and expenses, net                      15,395,000          12,392,000
                                                                                ------------        ------------
                                                                                $486,839,000        $481,615,000
                                                                                ============        ============
LIABILITIES:
 Mortgage notes payable                                                         $166,274,000        $167,003,000
 Bank and other loans payable                                                    142,973,000         135,273,000
 Tenants' deposits and deferred rents                                              2,141,000           1,827,000
 Accrued pension and retirement benefits                                             989,000             972,000
 Accrued expenses and other liabilities                                            7,200,000          11,413,000
                                                                                ------------        ------------
                                                                                 319,577,000         316,488,000
                                                                                ------------        ------------
MINORITY INTEREST (Note 3)                                                        30,228,000          28,045,000

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 4):
 Shares of beneficial interest, $1 par; authorized
  unlimited; issued and outstanding 13,314,223 shares
  at March 31, 1999 and 13,299,723 shares at
  December 31, 1998                                                               13,314,000          13,300,000
 Capital contributed in excess of par                                            145,428,000         145,103,000
 Distributions in excess of net income                                           (21,708,000)        (21,321,000)
                                                                                ------------        ------------
                                                                                 137,034,000         137,082,000
                                                                                ------------        ------------
                                                                                $486,839,000        $481,615,000
                                                                                ============        ============


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                    (Note 1)

                                   (Unaudited)

                                                                            Three Months Ended
                                                                      -------------------------------
                                                                       March 31,            March 31,
                                                                         1999                 1998
                                                                      -----------         -----------
REVENUES:
 Gross revenues from real estate                                      $21,100,000         $13,526,000
 Interest and other income                                                163,000             121,000
                                                                      -----------         -----------

                                                                       21,263,000          13,647,000
                                                                      -----------         -----------
EXPENSES:
 Property operating expenses                                            7,377,000           5,093,000
 Depreciation and amortization                                          3,216,000           2,138,000
 General and administrative expenses                                      853,000             738,000
 Interest expense                                                       5,105,000           1,978,000
                                                                      -----------         -----------

                                                                       16,551,000           9,947,000
                                                                      -----------         -----------
              Income before equity in unconsolidated
                entities, gains on sales of interests in real
                estate and minority interest in operating
                partnership
                                                                        4,712,000           3,700,000

EQUITY IN LOSS OF PREIT-RUBIN, INC. (Note 2)                           (1,092,000)           (358,000)

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES (Note 3)            1,466,000           1,475,000

GAINS ON SALES OF INTERESTS IN REAL ESTATE                              1,346,000                  --
                                                                      -----------         -----------

              Income before minority interest in
               operating partnership                                    6,432,000           4,817,000

MINORITY INTEREST IN OPERATING PARTNERSHIP                               (562,000)           (224,000)
                                                                      -----------         -----------

NET INCOME                                                            $ 5,870,000         $ 4,593,000
                                                                      ===========         ===========

BASIC INCOME PER SHARE (Note 4)                                       $       .44         $       .35
                                                                      ===========         ===========

DILUTED INCOME PER SHARE (Note 4)                                     $       .44         $       .34
                                                                      ===========         ===========



        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (NOTES 1 AND 6)

                                   (Unaudited)

                                                                           Three Months Ended
                                                                       ---------------------------
                                                                        March 31,        March 31,
                                                                          1999             1998
                                                                       ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                            $5,870,000     $  4,593,000
 Adjustments to reconcile net income to net cash
  provided by operating activities-
    Minority interest in operating partnership                            562,000          224,000
    Depreciation and amortization                                       3,216,000        2,138,000
    Provision for doubtful accounts                                       326,000           10,000
    Gains on sales of interests in real estate                         (1,346,000)              --
    Equity in loss of PREIT-RUBIN, Inc.                                 1,092,000          358,000
    Decrease in allowance for possible losses                             (37,000)         (47,000)
    Change in assets and liabilities-
     Rents and sundry receivables                                         181,000         (172,000)
     Deferred costs, prepaid real estate taxes and expenses            (2,274,000)        (448,000)
     Accrued pension and retirement benefits                               16,000          (42,000)
     Accrued expenses and other liabilities                            (1,329,000)        (204,000)
     Tenants' deposits and deferred rents                                 314,000         (124,000)
     Others                                                                93,000           53,000
                                                                       ----------     ------------
           Net cash provided by operating activities                    6,322,000        6,339,000
                                                                       ----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in wholly-owned real estate                               (3,765,000)        (776,000)
 Investments in property under development                             (5,133,000)      (8,711,000)
 Investment in and advances to PREIT-RUBIN, Inc.                         (786,000)        (200,000)
 Investments in partnerships and joint ventures                          (300,000)      (1,121,000)
 Cash proceeds from sale of interest in partnership                     1,093,000               --
 Cash distributions from partnerships and joint ventures
  in excess of equity in income                                           267,000          272,000
                                                                       ----------     ------------
           Net cash used in investing activities                       (8,624,000)     (10,536,000)
                                                                       ----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal installments on mortgage notes payable                        (729,000)        (562,000)
 Repayment of mortgage notes payable                                           --      (33,681,000)
 Proceeds from bank loans payable                                       7,700,000       44,951,000
 Shares of beneficial interest issued                                          --          113,000
 Payment of deferred financing and equity offering costs                 (888,000)        (934,000)
 Distributions paid to shareholders                                    (6,258,000)      (6,248,000)
 Distributions paid to OP Unit holders                                   (529,000)        (304,000)
 Distributions to minority partners                                      (131,000)          (6,000)
                                                                       ----------     ------------
           Net cash (used in) provided by financing activities           (835,000)       3,329,000
                                                                       ----------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (3,137,000)        (868,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          6,135,000        1,324,000
                                                                       ----------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $2,998,000     $    456,000
                                                                       ==========     ============


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1999



1. BASIS OF PRESENTATION:

The Registrant prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K. In the opinion of the Registrant, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain prior period amounts have been reclassified to conform with current period presentation.

2. INVESTMENT IN PREIT-RUBIN, INC.:

PREIT-RUBIN, Inc. ("PRI") is responsible for various activities, including management, leasing and real estate development of certain of the Registrant's properties and for properties on behalf of third parties. Total management fees paid by the Registrant's properties to PRI are included in property operating expenses in the accompanying consolidated statements of income and amounted to $98,000 and $71,000 for the three-month periods ended March 31, 1999 and 1998, respectively. The Registrant's properties also paid leasing and development fees to PRI totaling $216,000 and $137,000 for the three-month periods ended March 31, 1999 and 1998.

Leasing and development fees paid by the Registrant's properties to PRI are capitalized and amortized to expense in accordance with the Registrant's normal accounting policies. Intercompany profits earned by PRI related to such activities are deferred and will be amortized to income over these same periods in order to more properly match revenues and expenses.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of the Registrant and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $847,000 and $850,000 for the three-month periods ended March 31, 1999 and 1998, respectively.

Summarized unaudited financial information for PREIT-RUBIN, Inc. as of and for the three-month periods ended March 31, 1999 and 1998 is as follows:

                                    For the Three          For the Three
                                    Months Ended           Months Ended
                                   March 31, 1999         March 31, 1998
                                   --------------         --------------
  Total assets                       $10,644,000            $12,740,000
                                     ===========            ===========

  Management fees                    $ 1,238,000            $ 1,278,000
  Leasing commissions                  1,070,000              1,224,000
  Development fees                       242,000                190,000
  Other revenues                         488,000                629,000
                                     -----------            -----------

  Total revenue                      $ 3,038,000            $ 3,321,000
                                     ===========            ===========

  Net loss                           $(1,150,000)           $  (377,000)
                                     ===========            ===========

  Registrant's share of net loss     $(1,092,000)           $  (358,000)
                                     ===========            ===========

3. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 18 partnerships and joint ventures and 5 properties under development at March 31, 1999, and 24 partnerships and joint ventures and 4 properties under development at December 31, 1998, and the Registrant's equity in income for the three months ended March 31, 1999 and 1998:

                                                                   March 31,          December 31,
                                                                     1999                 1998
                                                                 ------------         ------------
                                ASSETS

Investments in real estate, at cost:
 Multifamily properties                                          $ 54,663,000         $ 54,396,000
 Retail properties                                                197,145,000          185,900,000
 Industrial property                                                       --            1,275,000
 Properties under development                                      21,045,000           25,601,000
 Land                                                                 926,000              926,000
                                                                 ------------         ------------

              Total investments in real estate                    273,779,000          268,098,000

 Less- Accumulated depreciation                                    65,241,000           64,478,000
                                                                 ------------         ------------

                                                                  208,538,000          203,620,000
Cash and cash equivalents                                           7,683,000            7,107,000

Deferred costs, prepaid real estate taxes and expenses,
 and other assets, net                                             32,047,000           34,923,000
                                                                 ------------         ------------
              Total assets                                       $248,268,000         $245,650,000
                                                                 ============         ============


       LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                           $222,038,000          218,278,000

Bank loans payable                                                  3,315,000            3,260,000

Other liabilities                                                   8,824,000            9,675,000
                                                                 ------------         ------------
              Total liabilities                                   234,177,000          231,213,000
                                                                 ------------         ------------

Net equity                                                         14,091,000           14,437,000

Less: Partners' share                                                 809,000              998,000
                                                                 ------------         ------------
Investment in partnerships and joint ventures                    $ 13,282,000         $ 13,439,000
                                                                 ============         ============

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES


                                                     Three Months Ended
                                             ----------------------------------
                                               March 31,              March 31,
                                                 1999                   1998
                                             -----------            -----------
Gross revenues from real estate              $14,158,000            $14,737,000
                                             -----------            -----------
Expenses:
 Property operating expenses                   4,852,000              5,403,000
 Mortgage and bank loan interest               4,188,000              4,233,000
 Depreciation and amortization                 2,154,000              2,071,000
                                             -----------            -----------
                                              11,194,000             11,707,000
                                             -----------            -----------

                                               2,964,000              3,030,000
Partners' share                               (1,498,000)            (1,555,000)
                                             -----------            -----------
Equity in income of partnerships
 and joint ventures                          $ 1,466,000            $ 1,475,000
                                             ===========            ===========

4. EARNINGS PER SHARE:

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the year. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between basic and diluted Earnings Per Share is shown below:

                                              For the Three Months Ended
                                                    March 31, 1999
                                     -----------------------------------------
                                                                     Per Share
                                        Income         Shares         Amount
                                     ----------      ----------      ---------
BASIC EARNINGS PER SHARE:
 Net income                          $5,870,000      13,308,584      $     .44
                                     ==========      ==========      =========

DILUTED EARNINGS PER SHARE:
 Net income                          $5,870,000      13,308,584
 Share options issued                        --           7,052
                                     ----------      ----------

                                     $5,870,000      13,315,636      $     .44
                                     ==========      ==========      =========

                                              For the Three Months Ended
                                                    March 31, 1998
                                     -----------------------------------------
                                                                     Per Share
                                        Income         Shares         Amount
                                     ----------      ----------      ---------
BASIC EARNINGS PER SHARE:
   Net income                        $4,593,000      13,291,936      $     .35
                                     ==========      ==========      =========

DILUTED EARNINGS PER SHARE:
   Net income                        $4,593,000      13,291,936
   Share options issued                      --          41,786
                                     ----------      ----------

                                     $4,593,000      13,333,722      $     .34
                                     ==========      ==========      =========

5. DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                  Amount
                                                                    Per
     Date Declared         Record Date        Payment Date         Share
    --------------        ------------        -------------       ------
    April 29, 1999        May 28, 1999        June 15, 1999        $.47

    April 30, 1998        May 31, 1998        June 15, 1998        $.47

6. CASH FLOW INFORMATION:

Cash paid for interest was $4,943,000 (net of capitalized interest of $419,000) and $2,395,000 (net of capitalized interest of $311,000) for the three month periods ended March 31, 1999 and March 31, 1998, respectively.

7. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. In management's opinion, no material incremental cost will be incurred on these properties.

As part of the merger with PREIT-RUBIN, Inc. (formerly The Rubin Organization, Inc.), the Registrant entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., the Registrant's operating partnership, to issue up to 800,000 additional Class A operating partnership ("OP") units over the five-year period, beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon the Registrant's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for the Registrant's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. The Registrant intends to account for the issuance of contingent OP units as additional purchase price when such amounts are determinable.

At March 31, 1999, the Registrant had approximately $17.0 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

8. SEGMENT INFORMATION:

In 1998, the Registrant adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

The Registrant has four reportable segments: (1) retail properties, (2) multifamily properties, (3) other, and (4) corporate. The retail segment includes the operation and management of 20 regional and community shopping centers (10 wholly owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly owned and 5 owned in joint venture form). The other segment includes the operation and management of 5 retail properties under development (3 wholly owned and 2 owned in joint venture form), 5 industrial properties, (all wholly owned) and 3 land parcels (1 wholly owned and 2 joint ventures). The corporate segment is responsible for cash and investment management and certain other general support functions.

The accounting policies for the segments are the same as those the Registrant uses for its consolidated financial reporting, except that for segment reporting purposes, the Registrant uses the "proportionate-consolidation method" of accounting (a non-GAAP measure) for joint venture properties, instead of the equity method of accounting. The Registrant calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of its equity method investments.


(In thousands)
                                                                                                  Adjustments
                                                                                                   to Equity      Total
Three Months Ended March 31, 1999       Retail   Multifamily    Other    Corporate     Total         Method    Consolidated
---------------------------------     ---------  -----------  ---------  ---------   ---------    -----------  ------------
Real estate operating revenues        $ 14,876    $ 12,804     $   396    $    --     $ 28,076    $  (6,976)     $ 21,100
Real estate operating expense            4,552       5,205           4         --        9,761       (2,384)        7,377
                                      --------    --------     -------    -------     --------    ---------      --------
Net operating income                    10,324       7,599         392         --       18,315       (4,592)       13,723
                                      --------    --------     -------    -------     --------    ---------      --------
General and administrative expenses         --          --          --       (853)        (853)          --          (853)
Interest income                             --          --          --        163          163           --           163
PRI net operating income                    --          --          --       (800)        (800)         800            --
                                      --------    --------     -------    -------     --------    ---------      --------
EBIDTA                                  10,324       7,599         392     (1,490)      16,825       (3,792)       13,033
                                      --------    --------     -------    -------     --------    ---------      --------
Interest expense                        (4,595)     (2,233)       (163)      (354)      (7,345)       2,240        (5,105)
Depreciation and amortization           (2,326)     (1,839)        (26)      (307)      (4,498)       1,282        (3,216)
PRI income taxes                            --          --          --        104          104         (104)          --
Gains on sales of interests in real
   estate                                  445          --         901         --        1,346           --         1,346
Minority interest in operating
   partnership                              --          --          --       (562)        (562)          --          (562)
Equity in interest of partnerships
   and joint ventures                       --          --          --         --           --        1,466         1,466
Equity in loss of PRI                       --          --          --         --           --       (1,092)       (1,092)
                                      --------    --------     -------    -------     --------    ---------      --------
Net income                            $  3,848    $  3,527     $ 1,104    $(2,609)    $  5,870    $      --      $  5,870
                                      --------    --------     -------    -------     --------    ---------      --------
Investments in real estate, at cost   $260,026    $232,256     $23,558    $    --     $515,840    $      --      $515,840
                                      --------    --------     -------    -------     --------    ---------      --------
Total assets                          $348,305    $203,715     $34,812    $15,777     $602,609    $(115,770)     $486,839
                                      --------    --------     -------    -------     --------    ---------      --------
Recurring capital expenditures        $    137    $    815     $    --    $    --     $    952    $    (140)     $    812
                                      --------    --------     -------    -------     --------    ---------      --------


                                                                                                  Adjustments
                                                                                                   to Equity      Total
Three Months Ended March 31, 1998       Retail   Multifamily    Other    Corporate     Total         Method    Consolidated
---------------------------------     ---------  -----------  ---------  ---------   ---------    -----------  ------------
Real estate operating revenues        $  9,041    $ 11,222     $   404    $    --     $ 20,667    $  (7,141)     $ 13,526
Real estate operating expense            2,921       4,771           5         --        7,697       (2,604)        5,093
                                      --------    --------     -------    -------     --------    ---------      --------
Net operating income                     6,120       6,451         399         --       12,970       (4,537)        8,433
                                      --------    --------     -------    -------     --------    ---------      --------
General and administrative expenses         --          --          --       (738)        (738)          --          (738)
Interest income                             --          --          --        122          122           (1)          121
PRI net operating income                    --          --          --       (221)        (221)         221            --
                                      --------    --------     -------    -------     --------    ---------      --------
EBIDTA                                   6,120       6,451         399       (837)      12,133       (4,317)        7,816
                                      --------    --------     -------    -------     --------    ---------      --------
Interest expense                        (2,009)     (1,730)       (228)      (210)      (4,177)       2,199        (1,978)
Depreciation and amortization           (1,345)     (1,679)        (29)      (305)      (3,358)       1,220        (2,138)
PRI income taxes                            --          --          --        219          219         (219)           --
Minority interest in operating
   partnership                              --          --          --       (224)        (224)          --          (224)
Equity in interest of partnerships
   and joint ventures                       --          --          --         --           --        1,475         1,475
Equity in income of PRI                     --          --          --         --           --         (358)         (358)
                                      --------    --------     -------    -------     --------    ---------      --------
Net income                            $  2,766    $  3,042     $   142    $(1,357)    $  4,593    $      --      $  4,593
                                      --------    --------     -------    -------     --------    ---------      --------
Investments in real estate, at cost   $120,347    $161,907     $15,120    $    --     $297,374    $      --      $297,374
                                      --------    --------     -------    -------     --------    ---------      --------
Total assets                          $176,165    $169,947     $29,841    $ 9,746     $385,699    $(112,303)     $273,396
                                      --------    --------     -------    -------     --------    ---------      --------
Recurring capital expenditures        $    112    $    541     $    --    $    --     $    653    $    (165)     $    488
                                      --------    --------     -------    -------     --------    ---------      --------

9. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement will be effective for the Registrant's calendar year 2000. This Statement must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Registrant does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

10. SUBSEQUENT EVENT:

On April 13, 1999, the Registrant completed the financing of eight multifamily communities with $108 million of permanent, fixed-rate, long-term debt. The financing replaces short-term floating rate debt with loans with a weighted average fixed interest rate of 6.77%. The loans, secured with the eight properties, amortize over 30 years and mature May 2009. Approximately an $88 million portion of the proceeds was used to repay outstanding amounts under the Registrant's Credit Facility. As a result of this repayment, a balance of approximately $60 million of the Registrant's Credit Facility remained outstanding. The balance of the proceeds was used to pay off a short-term floating rate loan of approximately $17 million which was secured by the recently acquired Northeast Tower Center located in Philadelphia, Pennsylvania and fund the financing costs of approximately $3 million.

The Properties secured by this permanent debt are as follows:


     Property Name                    Location             Units         Loan Amount (1)
-------------------------       ------------------         -----         ---------------
Boca Palms Apartments           Boca Raton, FL               522          $ 22,600,000
Cobblestone Apartments          Pompano Beach, FL            384            13,850,000
Palms of Pembroke               Pembroke Pines, FL           348            16,600,000
Marylander Apartments           Baltimore, MD                508            12,300,000
Hidden Lakes Apartments         Dayton, OH                   360            10,700,000
Kenwood Gardens                 Toledo, OH                   504             7,250,000
Lakewood Hills Apartments       Harrisburg, PA               562            18,750,000
2031 Locust Street              Philadelphia, PA              87             5,950,000
                                                           -----          ------------
                                                           3,275          $108,000,000
                                                           =====          ============

(1) Each loan is non-recourse and the loans are not cross-collateralized.

Item 2.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

The Registrant expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Registrant believes that the net cash provided by operations will be sufficient to make distributions to continue to qualify as a REIT under the Internal Revenue Code. The Registrant also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions.

The Registrant expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities.

The Credit Facility

As of March 31, 1999, $146.2 million of borrowings under the Credit Facility were outstanding ($143.0 million directly by the Registrant and $3.2 million through partnerships and joint ventures) and, subject to the terms and conditions of the Credit Facility, up to $3.8 million was available to fund property acquisitions, scheduled debt maturities and other uses. At March 31, 1999 the interest rate on the Credit Facility was 6.81%.

Mortgage Notes

In order to secure additional funds for its acquisition and development activities, on April 13, 1999, the Registrant concluded the financing of eight multifamily communities with $108 million of permanent, fixed-rate, long-term debt. With the financing, the Registrant replaced short-term floating rate debt with fixed rate, mortgage debt. The new debt carries a weighted average fixed interest rate of approximately 6.77%, equating to a spread of 158 basis points over the yield on the ten year U. S. Treasury Notes at the time rates were locked. The eight properties (see Note 10 of the Consolidated Financial Statements) secure the non-recourse loans, which amortize over 30 years and mature in May 2009. Proceeds from these newly-placed loans were used to 1) repay approximately $88 million of the Credit Facility, 2) pay off a short-term floating rate loan of approximately $17 million and 3) fund approximately $3 million in closing costs. As a result of the repayment of the Registrant's Credit Facility, a balance of approximately $60 million of the Registrant's Credit Facility remained outstanding.

In addition to amounts due under the Credit Facility prior to December 31, 2000, construction and mortgage loans, secured by properties owned by four partnerships in which the Registrant has an interest, mature by their terms. Balloon payments on these loans total $26 million of which the Registrant's proportionate share is $13 million. Construction and mortgage loans on properties wholly-owned by the Registrant also mature by their terms. Balloon payments on these loans total $32 million.

Funds from Operations

Funds from operations (FFO) increased by $1,411,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, as follows:

                                                                           Three Months Ended
                                                                     ------------------------------
                                                                       March 31,          March 31,
                   Funds from Operations(1)                              1999               1998
--------------------------------------------------------             -----------        -----------
Income before minority interest in operating partnership              $6,432,000        $ 4,817,000

Less: Gains on sales of interests in real estate                      (1,346,000)                --

Add:
      Depreciation and amortization-
       Wholly-owned and consolidated partnerships                      3,156,000          2,088,000
       Unconsolidated partnerships and joint ventures                  1,059,000            998,000
       Excess purchase price over net assets acquired                     53,000             29,000

Less:
 Depreciation of non-real estate assets                                  (60,000)           (58,000)
 Amortization of deferred financing costs                               (139,000)          (130,000)
                                                                     -----------        -----------
Funds from operations                                                $ 9,155,000        $ 7,744,000
                                                                     ===========        ===========

Weighted average number of shares outstanding                         13,308,584         13,291,936

Weighted average effect of full conversion of OP Units                 1,273,514            646,286
                                                                     -----------        -----------
                                                                      14,582,098         13,938,222
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

Cash Flows

During the three months ended March 31, 1999, the Registrant generated $6.3 million in cash flow from operating activities. Investing activities used cash of $9.0 million including (i) $5.1 million in investments in property under development, (ii) $3.8 million in investments in wholly-owned real estate assets, (iii) $1.0 million in investments in the affiliated management company and partnerships, offset by (iv) cash proceeds from the sale of a partnership interest of $1.0 million and (v) distributions from partnerships in excess of equity in income of $0.3 million. Financing activities used cash flow of $0.8 million and included (i) $7.7 million in borrowings under the Company's Credit Facility, offset by (ii) $6.9 million of distributions to shareholders, OP unit holders and minority interests, (iii) payments of deferred financing costs of $0.9 million, and (iv) principal installments on mortgages of $0.7 million.

Commitments

At March 31, 1999, the Registrant had approximately $17 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

Interest Rate Protection

In order to reduce exposure to variable interest rates, the Registrant entered into a six-year interest rate swap agreement with First Union, on $20 million of indebtedness which fixes a rate of 6.12% per annum versus 30-day LIBOR until 2001.

Contingent Liability

The Registrant along with certain of its joint venture partners has guaranteed debt totaling $7 million.

Results of Operations

Three Month Periods Ended March 31, 1999 and March 31, 1998

Gross revenues from real estate increased by $7,574,000 to $21,100,000 for the three-month period ended March 31, 1999, as compared to the corresponding period in 1998. The 1999 period included $7,234,000 of revenues attributable to the acquisitions made by the Registrant during 1998 (the "1998 Acquisitions") as described in the Registrant's 1998 Form 10-K. Revenues from properties owned during both periods increased by $341,000 primarily as a result of an increase in apartment revenues.

Property operating expenses increased by $2,284,000 to $7,377,000. The 1999 period included $2,266,000 of expenses attributable to the 1998 Acquisitions. Operating expenses from properties owned during both periods increased by $19,000.

Depreciation and amortization increased by $1,078,000 to $3,216,000 primarily as a result of 1998 Acquisitions and increased amortization of financing costs. Depreciation for properties owned during both periods decreased by $73,000.

Interest expense increased by $3,127,000 to $5,105,000. Interest expense attributable to mortgaged properties increased by $1,754,000 due to the 1998 Acquisitions. Interest expense incurred against the Registrant's Credit Facility increased by $1,373,000 also due to the 1998 Acquisitions.

Equity in income of partnerships and joint ventures decreased by $9,000 to $1,466,000. The 1999 period includes $194,000 of equity in income attributable to the 1998 Acquisitions. The 1999 period also includes loss from properties sold during 1998 in the amount of $58,000. Equity in income of properties owned during both periods decrease by $145,000 as a result of a decrease of $178,000 in net income from Whitehall Mall which is currently being redeveloped.

Equity in net loss of PREIT-RUBIN, Inc. for the 1999 period was $1,092,000 as compared to $358,000 in the 1998 period.

Minority interest in the operating partnership increased by $338,000 to $562,000 as a result of OP units issued in connection with five acquisitions during 1998 and additional contingent OP units issued under the Contribution Agreement.

Net income for the quarter ended March 31, 1999 increased to $1,277,000 from $5,870,000 as reported in the comparable period in the prior year.

Acquisitions

The Registrant is actively involved in pursing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, the Registrant has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, the Registrant is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, the Registrant is considering the disposition of its interests. There can be no assurance that the Registrant will consummate any such acquisition or disposition.

Dispositions

Consistent with management's stated long-term strategic plan to review and evaluate all joint venture real estate holdings, on March 2, 1999 the Registrant sold its 50% interest in 135 Commerce Drive located in Fort Washington, Pennsylvania. The gain on the sale of this industrial property was approximately $1.8 million, of which $0.9 million was the Registrant's share. The proceeds from this sale were applied to reduce outstanding borrowings under the Registrant's Credit Facility.

Development, Expansions and Renovations

The Registrant is involved in a number of development and redevelopment projects, which may require equity funding by the Registrant or third-party debt or equity financing. In each case, the Registrant will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Registrant's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. Those programs were designed and developed at a time when data storage was expensive, and the impact of the upcoming century change was not considered. If not corrected, many programs may fail or provide inaccurate results at and after the turn of the century. The Registrant (and tenants that provide the Registrant with a significant percentage of its income) use information systems and control systems which may be affected by the two digit date.

The Registrant established a Year 2000 Remediation Plan consisting of the following phases: inventorying systems and devices including information technology ("IT") and non-IT systems that are vulnerable to the Year 2000 problem, assessment of the criticality of the inventoried items, remediation of the noncompliant items, and testing of the corrections that have been applied. The Registrant has completed the first phase of its Remediation Plan for IT systems and has determined that its accounting and payroll systems, which the Registrant believes to be its mission critical systems, are year 2000 compliant. In addition, the Registrant has begun the first phase of its Remediation Plan for its non-IT systems (such as elevators, HVAC and lighting systems) and is currently completing an inventory of non-IT systems and assessing the potential risks of noncompliance. Some of the Registrant's business partners, suppliers and tenants are also being surveyed relative to their Year 2000 compliance to mitigate the potential impact of Year 2000 issues. The amount of remediation effort is not anticipated to be extensive due to the Registrant's use of readily available, off-the-shelf software and hardware products that are supported by the manufacturers. After evaluating the Registrant's compliance efforts, appropriate contingency plans will be developed based on the outcome of the assessment phase and the survey of some of its major suppliers and tenants. The Registrant expects to complete the Year 2000 Remediation Plan, including final testing by the beginning of the fourth quarter of 1999.

Management has determined the approximate total cost of its Year 2000 Remediation Plan and the potential related impact on operations. Amounts incurred to date have been less than $100,000 and the estimated remaining expenses of Year 2000 remediation are expected to be less than $200,000. Costs associated with a Year 2000 issue could have a material impact on the operations of the Registrant.

Forward-Looking Statements

The matters discussed in this report, as well as news releases issued from time to time by the Registrant include use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning the Registrant's planned acquisition, development and divestiture activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, availability of adequate funds at reasonable cost, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Registrant disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There has been no material change in the net financial instrument position or sensitivity to market risk since December 31, 1998 as reported by the Registrant in its Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (b) The Registrant's Board of Trustees adopted a Rights Agreement dated as of April 30, 1999 by and between the Registrant and American Stock Transfer and Trust Company as Rights Agent (the "Rights Agreement"). The Registrant incorporates the relevant information pertaining to the Rights Agreement by reference to its current report on Form 8-K filed on May 3, 1999 and its registration statement on Form 8-A filed on May 3, 1999.

Item 5. Other Information

        The Registrant issued a press release on April 13, 1999 containing financial information for the quarter ended March 31, 1999. A copy of the press release is attached hereto as Exhibit 99.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                4 Form of the Registrant's share certificate, as amended April 14, 1999.

                10.1 Promissory Note, dated April 13, 1999, by and between the Registrant and GMAC Commercial Mortgage Corporation, a California corporation ("GMAC").

                10.2 Mortgage and Security Agreement, dated April 13, 1999, by and between the Registrant and GMAC.

                10.3 Promissory Note, dated April 13, 1999, by and between PR Marylander LLC, a Delaware limited liability company ("PR Marylander"), and GMAC.

                10.4 Indemnity Deed of Trust and Security Agreement, dated April 13, 1999, by and between PR Marylander and GMAC.

                10.5 Promissory Note, dated April 13, 1999, by and between PR Kenwood Gardens LLC, a Delaware limited liability company ("PR Kenwood Gardens"), and GMAC.

                10.6 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Kenwood Gardens and GMAC.

                10.7 Promissory Note, dated April 13, 1999, by and between GP Stones Limited Partnership, a Florida limited partnership ("GP Stones"), and GMAC.

                10.8 Mortgage and Security Agreement, dated April 13, 1999, by and between GP Stones and GMAC.

                10.9 Promissory Note, dated April 13, 1999, by and between PR Boca Palms LLC, a Delaware limited liability company ("PR Boca Palms"), and GMAC.

                10.10 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Boca Palms and GMAC.

                10.11 Promissory Note, dated April 13, 1999, by and between PR Pembroke LLC, a Delaware limited liability company ("PR Pembroke"), and GMAC.

                10.12 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Pembroke and GMAC.

                10.13 Promissory Note, dated April 13, 1999, by and between PR Hidden Lakes LLC, a Delaware limited liability company ("PR Hidden Lakes"), and GMAC.

                10.14 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Hidden Lakes and GMAC.

                10.15 Promissory Note, dated April 13, 1999, by and between PREIT Associates L.P., a Delaware limited partnership ("PREIT Associates"), and GMAC.

                10.16 Mortgage and Security Agreement, dated April 13, 1999, by and between PREIT Associates and GMAC.

                27. Financial Data Schedule (included in electronic filing format).

                99. Press Release, issued May 13, 1999, containing financial information for the quarter ended March 31, 1999.

        (b) Reports on Form 8-K

                (i) Report on Form 8-K dated December 23, 1998 and filed on January 7, 1999, as amended by Form 8-K/A-1 dated December 23, 1998 and filed on March 8, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       PENNSYLVANIA REAL ESTATE
                                       INVESTMENT TRUST


                                       By: /s/ Ronald Rubin
                                           -------------------------------------
                                           Ronald Rubin
                                           Chief Executive Officer

                                      By: /s/ Edward A. Glickman
                                           -------------------------------------
                                           Edward A. Glickman
                                           Executive Vice President
                                           and Chief Financial Officer

                                      By: /s/ Dante J. Massimini
                                           -------------------------------------
                                           Dante J. Massimini
                                           Senior Vice President
                                           and Treasurer

May 14, 1999

                                  Exhibit Index

Exhibit
Number      Description
-------     -----------

4 Form of the Registrant's share certificate, as amended April 14, 1999.

10.1 Promissory Note, dated April 13, 1999, by and between the Registrant and GMAC Commercial Mortgage Corporation, a California corporation ("GMAC").

10.2 Mortgage and Security Agreement, dated April 13, 1999, by and between the Registrant and GMAC.

10.3 Promissory Note, dated April 13, 1999, by and between PR Marylander LLC, a Delaware limited liability company ("PR Marylander"), and GMAC.

10.4 Indemnity Deed of Trust and Security Agreement, dated April 13, 1999, by and between PR Marylander and GMAC.

10.5 Promissory Note, dated April 13, 1999, by and between PR Kenwood Gardens LLC, a Delaware limited liability company ("PR Kenwood Gardens"), and GMAC.

10.6 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Kenwood Gardens and GMAC.

10.7 Promissory Note, dated April 13, 1999, by and between GP Stones Limited Partnership, a Florida limited partnership ("GP Stones"), and GMAC.

10.8 Mortgage and Security Agreement, dated April 13, 1999, by and between GP Stones and GMAC.

10.9 Promissory Note, dated April 13, 1999, by and between PR Boca Palms LLC, a Delaware limited liability company ("PR Boca Palms"), and GMAC.

10.10 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Boca Palms and GMAC.

10.11 Promissory Note, dated April 13, 1999, by and between PR Pembroke LLC, a Delaware limited liability company ("PR Pembroke"), and GMAC.

10.12 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Pembroke and GMAC.

10.13 Promissory Note, dated April 13, 1999, by and between PR Hidden Lakes LLC, a Delaware limited liability company ("PR Hidden Lakes"), and GMAC.

10.14 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Hidden Lakes and GMAC.

10.15 Promissory Note, dated April 13, 1999, by and between PREIT Associates L.P., a Delaware limited partnership ("PREIT Associates"), and GMAC.

10.16 Mortgage and Security Agreement, dated April 13, 1999, by and between PREIT Associates and GMAC.

27.         Financial Data Schedule (included in electronic filing format).

99. Press Release, issued May 13, 1999, containing financial information for the quarter ended March 31, 1999.