Form 10-Q/A
period 1999-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1999-05-26
CIK 77281

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-Q/A - 1




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    March 31, 1999

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________ to __________________

Commission File Number                    1-6300
                       -------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-6216339
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

200 South Broad Street, Third Floor, Philadelphia, PA         19102-3803
-------------------------------------------------------   ------------------
     (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code          (215) 875-0700
                                                          ------------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes |_| No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of beneficial interest outstanding at May 10, 1999: 13,314,223


-------------------------------------------------------------------------------

         The Registrant's Report on Form 10-Q for the three months ended March 31, 1999, as filed with the Securities and Exchange Commission on May 17, 1999 (the "Report") included a typographical error which reported an increase in cash from rents and sundry receivables under cash flows from operating activities on the Consolidated Statements of Cash Flows. The correct presentation should be a decrease in cash from rents and sundry receivables. This revision did not have any effect on net cash provided by operating acivities.

Accordingly, the Registrant hereby amends the Report as follows:

Part I       Financial Information
Item 1.      Financial Statements

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                    (Note 1)
                                    --------

                                     ASSETS
                                     ------

                                   (Unaudited)
                                   -----------

                                                                                        March 31,               December 31,
                                                                                           1999                     1998
                                                                                       ------------             ------------
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                              $232,256,000             $230,997,000
   Retail properties                                                                    260,026,000              261,823,000
   Industrial properties                                                                  5,078,000                5,078,000
   Land and properties under development                                                 18,480,000               11,508,000
                                                                                       ------------             ------------

                  Total investments in real estate                                      515,840,000              509,406,000

   Less- Accumulated depreciation                                                        74,186,000               71,129,000
                                                                                       ------------             ------------

                                                                                        441,654,000              438,277,000

INVESTMENT IN PREIT-RUBIN, INC. (Note 2)                                                  6,833,000                5,372,000

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 3)
                                                                                         13,282,000               13,439,000

ADVANCES TO PREIT-RUBIN, INC                                                              4,860,000                4,074,000
                                                                                       ------------             ------------

                                                                                        466,629,000              461,162,000
   Less- Allowance for possible losses                                                    1,536,000                1,572,000
                                                                                       ------------             ------------

                                                                                        465,093,000              459,590,000
OTHER ASSETS:
   Cash and cash equivalents                                                              2,998,000                6,135,000
   Rents and sundry receivables (net of allowance for doubtful accounts of
     $698,000 and $372,000, respectively)                                                 3,353,000                3,498,000
   Deferred costs, prepaid real estate taxes and expenses, net                           15,395,000               12,392,000
                                                                                       ------------             ------------

                                                                                       $486,839,000             $481,615,000
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------

                                    (Note 1)
                                    --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                   (Unaudited)
                                   -----------

                                                                                        March 31,          December 31,
                                                                                          1999                 1998
                                                                                     -------------        -------------
LIABILITIES:
   Mortgage notes payable                                                            $ 166,274,000        $ 167,003,000
   Bank and other loans payable                                                        142,973,000          135,273,000
   Tenants' deposits and deferred rents                                                  2,141,000            1,827,000
   Accrued pension and retirement benefits                                                 989,000              972,000
   Accrued expenses and other liabilities                                                7,200,000           11,413,000
                                                                                     -------------        -------------

                                                                                       319,577,000          316,488,000
                                                                                     -------------        -------------
MINORITY INTEREST (Note 3)                                                              30,228,000           28,045,000

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Note 4):
   Shares of beneficial interest, $1 par; authorized unlimited; issued and outstanding 13,314,223 shares at March 31, 1999 and 13,299,723 shares at
     December 31, 1998                                                                  13,314,000           13,300,000
   Capital contributed in excess of par                                                145,428,000          145,103,000
   Distributions in excess of net income                                               (21,708,000)         (21,321,000)
                                                                                     -------------        -------------

                                                                                       137,034,000          137,082,000
                                                                                     -------------        -------------
                                                                                     $ 486,839,000        $ 481,615,000
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                    (Note 1)
                                    --------

                                   (Unaudited)
                                   -----------

                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                        March 31,        March 31,
                                                                                          1999             1998
                                                                                     ------------      ------------
REVENUES:
   Gross revenues from real estate                                                   $ 21,100,000      $ 13,526,000
   Interest and other income                                                              163,000           121,000
                                                                                     ------------      ------------

                                                                                       21,263,000        13,647,000
                                                                                     ------------      ------------
EXPENSES:
   Property operating expenses                                                          7,377,000         5,093,000
   Depreciation and amortization                                                        3,216,000         2,138,000
   General and administrative expenses                                                    853,000           738,000
   Interest expense                                                                     5,105,000         1,978,000
                                                                                     ------------      ------------

                                                                                       16,551,000         9,947,000
                                                                                     ------------      ------------
                  Income before equity in unconsolidated entities, gains on
                    sales of interests in real estate and minority interest in operating partnership
                                                                                        4,712,000         3,700,000

EQUITY IN LOSS OF PREIT-RUBIN, INC. (Note 2)                                           (1,092,000)         (358,000)

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES (Note 3)
                                                                                        1,466,000         1,475,000

GAINS ON SALES OF INTERESTS IN REAL ESTATE                                              1,346,000              --
                                                                                     ------------      ------------

                  Income before minority interest in
                    operating partnership                                               6,432,000         4,817,000

MINORITY INTEREST IN OPERATING PARTNERSHIP                                               (562,000)         (224,000)
                                                                                     ------------      ------------

NET INCOME                                                                           $  5,870,000      $  4,593,000
                                                                                     ============      ============

BASIC INCOME PER SHARE (Note 4)                                                      $        .44      $        .35
                                                                                     ============      ============

DILUTED INCOME PER SHARE (Note 4)                                                    $        .44      $        .34
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                 (NOTES 1 AND 6)
                                 ---------------

                                   (Unaudited)
                                   -----------

                                                                                            Three Months Ended
                                                                                  --------------------------------------
                                                                                    March 31,                  March 31,
                                                                                       1999                      1998
                                                                                  ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  5,870,000              $  4,593,000
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest in operating partnership                                      562,000                   224,000
       Depreciation and amortization                                                 3,216,000                 2,138,000
       Provision for doubtful accounts                                                 326,000                    10,000
       Gains on sales of interests in real estate                                   (1,346,000)                     --
       Equity in loss of PREIT-RUBIN, Inc.                                           1,092,000                   358,000
       Decrease in allowance for possible losses                                       (37,000)                  (47,000)
       Change in assets and liabilities-
         Rents and sundry receivables                                                 (181,000)                 (172,000)
         Deferred costs, prepaid real estate taxes and expenses                     (2,274,000)                 (448,000)
         Accrued pension and retirement benefits                                        16,000                   (42,000)
         Accrued expenses and other liabilities                                     (1,329,000)                 (204,000)
         Tenants' deposits and deferred rents                                          314,000                  (124,000)
         Others                                                                         93,000                    53,000
                                                                                  ------------              ------------
                  Net cash provided by operating activities                          6,322,000                 6,339,000
                                                                                  ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                          (3,765,000)                 (776,000)
   Investments in property under development                                        (5,133,000)               (8,711,000)
   Investment in and advances to PREIT-RUBIN, Inc.                                    (786,000)                 (200,000)
   Investments in partnerships and joint ventures                                     (300,000)               (1,121,000)
   Cash proceeds from sale of interest in partnership                                1,093,000                      --
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                     267,000                   272,000
                                                                                  ------------              ------------
                  Net cash used in investing activities                             (8,624,000)              (10,536,000)
                                                                                  ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                   (729,000)                 (562,000)
   Repayment of mortgage notes payable                                                    --                 (33,681,000)
   Proceeds from bank loans payable                                                  7,700,000                44,951,000
   Shares of beneficial interest issued                                                   --                     113,000
   Payment of deferred financing and equity offering costs                            (888,000)                 (934,000)
   Distributions paid to shareholders                                               (6,258,000)               (6,248,000)
   Distributions paid to OP Unit holders                                              (529,000)                 (304,000)
   Distributions to minority partners                                                 (131,000)                   (6,000)
                                                                                  ------------              ------------
                  Net cash (used in) provided by financing activities                 (835,000)                3,329,000
                                                                                  ------------              ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (3,137,000)                 (868,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       6,135,000                 1,324,000
                                                                                  ------------              ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  2,998,000              $    456,000
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                        THREE MONTHS ENDED MARCH 31, 1999
                        ---------------------------------



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
                                              ===========       ===========

3.    INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 18 partnerships and joint ventures and 5 properties under development at March 31, 1999, and 24 partnerships and joint ventures and 4 properties under development at December 31, 1998 and the Registrant's equity in income for the three months ended March 31, 1999 and 1998:

                                                                                March 31,              December 31,
                                                                                  1999                     1998
                                                                              ------------             ------------
                                ASSETS
                                ------

Investments in real estate, at cost:
   Multifamily properties                                                     $ 54,663,000             $ 54,396,000
   Retail properties                                                           197,145,000              185,900,000
   Industrial property                                                                --                  1,275,000
   Properties under development                                                 21,045,000               25,601,000
   Land                                                                            926,000                  926,000
                                                                              ------------             ------------

                  Total investments in real estate                             273,779,000              268,098,000

   Less- Accumulated depreciation                                               65,241,000               64,478,000
                                                                              ------------             ------------

                                                                               208,538,000              203,620,000
Cash and cash equivalents                                                        7,683,000                7,107,000

Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                                  32,047,000               34,923,000
                                                                              ------------             ------------

                  Total assets                                                $248,268,000             $245,650,000
                                                                              ============             ============


                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------

Mortgage notes payable                                                        $222,038,000             $218,278,000

Bank loans payable                                                               3,315,000                3,260,000

Other liabilities                                                                8,824,000                9,675,000
                                                                              ------------             ------------

                  Total liabilities                                            234,177,000              231,213,000
                                                                              ------------             ------------

Net equity                                                                      14,091,000               14,437,000

Less: Partners' share                                                              809,000                  998,000
                                                                              ------------             ------------

Investment in partnerships and joint ventures                                 $ 13,282,000             $ 13,439,000
                                                                              ============             ============


               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
               ---------------------------------------------------

                                                             Three Months Ended
                                                         -------------------------
                                                           March 31,     March 31,
                                                             1999          1998

Gross revenues from real estate                          $14,158,000   $14,737,000
                                                         -----------   -----------

Expenses:
    Property operating expenses                            4,852,000     5,403,000
    Mortgage and bank loan interest                        4,188,000     4,233,000
    Depreciation and amortization                          2,154,000     2,071,000
                                                         -----------   -----------
                                                          11,194,000    11,707,000
                                                         -----------   -----------

                                                           2,964,000     3,030,000
Partners' share                                           (1,498,000)   (1,555,000)
                                                         -----------   -----------

Equity in income of partnerships and joint ventures      $ 1,466,000   $ 1,475,000
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

                                                                      For the Three Months Ended
                                                                            March 31, 1999
                                                           ----------------------------------------------
                                                                                               Per Share
                                                               Income          Shares           Amount
BASIC EARNINGS PER SHARE:
   Net income                                              $   5,870,000      13,308,584    $         .44
                                                           =============   =============    =============

DILUTED EARNINGS PER SHARE:
   Net income                                              $   5,870,000      13,308,584
   Share options issued                                              --            7,052
                                                           -------------   -------------

                                                           $   5,870,000      13,315,636    $         .44
                                                           =============   =============    =============



                                                                      For the Three Months Ended
                                                                            March 31, 1998
                                                           ----------------------------------------------
                                                                                               Per Share
                                                               Income          Shares           Amount
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
                                                           =============   =============    =============

5.    DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                                            Amount
                                                                                              Per
            Date Declared                Record Date              Payment Date               Share
            -------------                -----------              ------------               -----
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

As part of the merger with PREIT-RUBIN, Inc. (formerly The Rubin Organization, Inc.) the Registrant entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., the Registrant's operating partnership to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period, beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon the Registrant's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for the Registrant's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. The Registrant intends to account for the issuance of contingent OP units as additional purchase price when such amounts are determinable.

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


(In thousands)
                                                                                                 Adjustments
                                                                                                  to Equity       Total
Three Months Ended March 31, 1999       Retail   Multifamily    Other    Corporate      Total       Method     Consolidated
---------------------------------     ---------  -----------  ---------  ---------   ---------    -----------   ----------
Real estate operating revenues        $ 14,876   $  12,804    $    396   $     --    $  28,076    $  (6,976)    $  21,100
Real estate operating expense            4,552       5,205           4         --        9,761       (2,384)        7,377
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Net operating income                    10,324       7,599         392         --       18,315       (4,592)       13,723
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
General and administrative expenses        --          --          --         (853)       (853)         --           (853)
Interest income                            --          --          --          163         163          --            163
PRI net operating income                   --          --          --         (800)       (800)         800           --
                                      --------   ---------    --------   ----------  ----------   ---------     ---------
EBIDTA                                  10,324       7,599         392      (1,490)     16,825       (3,792)       13,033
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Interest expense                        (4,595)     (2,233)       (163)       (354)     (7,345)       2,240        (5,105)
Depreciation and amortization           (2,326)     (1,839)        (26)       (307)     (4,498)       1,282        (3,216)
PRI income taxes                           --          --          --          104         104         (104)          --
Gains on sales of interests in real
   estate                                  445         --          901         --        1,346          --          1,346
Minority interest in operating
   partnership                             --          --          --         (562)       (562)         --           (562)
Equity in interest of partnerships
   and joint ventures                      --          --          --          --          --         1,466         1,466
Equity in loss of PRI                      --          --          --          --          --        (1,092)       (1,092)
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Net income                            $  3,848   $   3,527    $  1,104   $  (2,609)  $   5,870    $     --      $   5,870
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Investments in real estate, at cost   $260,026   $ 232,256    $ 23,558   $     --    $ 515,840    $     --      $ 515,840
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Total assets                          $348,305   $ 203,715    $ 34,812   $  15,777   $ 602,609    $(115,770)    $ 486,839
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Recurring capital expenditures        $    137   $     815    $    --    $     --    $     952    $    (140)    $     812
                                      --------   ---------    --------   ---------   ---------    ---------     ---------

                                                                                                  Adjustments
                                                                                                   to Equity      Total
Three Months Ended March 31, 1998       Retail   Multifamily    Other    Corporate      Total       Method     Consolidated
---------------------------------     ---------  -----------  ---------  ---------   ---------    -----------   ----------

Real estate operating revenues        $  9,041   $  11,222    $    404   $     --    $  20,667    $  (7,141)    $  13,526
Real estate operating expense            2,921       4,771           5         --        7,697       (2,604)        5,093
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Net operating income                     6,120       6,451         399         --       12,970       (4,537)        8,433
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
General and administrative expenses        --          --          --         (738)       (738)         --           (738)
Interest income                            --          --          --          122         122           (1)          121
PRI net operating income                   --          --          --         (221)       (221)         221           --
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
EBIDTA                                   6,120       6,451         399        (837)     12,133       (4,317)        7,816
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Interest expense                        (2,009)     (1,730)       (228)       (210)     (4,177)       2,199        (1,978)
Depreciation and amortization           (1,345)     (1,679)        (29)       (305)     (3,358)       1,220        (2,138)
PRI income taxes                           --          --          --          219         219         (219)          --
Minority interest in operating
   partnership                             --          --          --         (224)       (224)         --           (224)
Equity in interest of partnerships
   and joint ventures                      --          --          --          --          --         1,475         1,475
Equity in income of PRI                    --          --          --          --          --          (358)         (358)
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Net income                            $  2,766   $   3,042    $    142   $  (1,357)  $   4,593    $     --      $   4,593
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Investments in real estate, at cost   $120,347   $ 161,907    $ 15,120   $     --    $ 297,374    $     --      $ 297,374
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Total assets                          $176,165   $ 169,947    $ 29,841   $   9,746   $ 385,699    $(112,303)    $ 273,396
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Recurring capital expenditures        $    112   $     541    $    --    $     --    $     653    $    (165)    $     488
                                      --------   ---------    --------   ---------   ---------    ----------    ---------

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

10.   SUBSEQUENT EVENT:

On April 13, 1999, the Registrant completed the financing of eight multifamily communities with $108 million of permanent, fixed-rate, long-term debt. The financing replaces short-term floating rate debt with loans with a weighted average fixed interest rate of 6.77% The loans, secured with the eight properties, amortize over 30 years and mature May 2009. Approximately an $88 million portion of the proceeds was used to repay outstanding amounts under the Registrant's Credit Facility. As a result of this repayment, a balance of approximately $60 million of the Registrant's Credit Facility remained outstanding. The balance of the proceeds was used to pay off a short-term floating rate loan of approximately $17 million which was secured by the recently acquired Northeast Tower Center located in Philadelphia, Pennsylvania and fund the financing costs of approximately $3 million.

The Properties secured by this permanent debt are as follows:

         Property Name                               Location                     Units        Loan Amount (1)
------------------------------------      -----------------------------      ------------    -----------------
Boca Palms Apartments                     Boca Raton, FL                              522    $       22,600,000
Cobblestone Apartments                    Pompano Beach, FL                           384            13,850,000
Palms of Pembroke                         Pembroke Pines, FL                          348            16,600,000
Marylander Apartments                     Baltimore, MD                               508            12,300,000
Hidden Lakes Apartments                   Dayton, OH                                  360            10,700,000
Kenwood Gardens                           Toledo, OH                                  504             7,250,000
Lakewood Hills Apartments                 Harrisburg, PA                              562            18,750,000
2031 Locust Street                        Philadelphia, PA                             87             5,950,000
                                                                             ------------    ------------------
                                                                                    3,275    $      108,000,000
                                                                             ============    ==================

(1) Each loan is non-recourse and the loans are not cross-collateralized.

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








                                      PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                      -----------------------------------------
                                                       Registrant


                                      By /s/ Ronald Rubin
                                         --------------------------------------
                                             Ronald Rubin
                                             Chief Executive Officer


                                      By /s/ Edward A. Glickman
                                         --------------------------------------
                                             Edward A. Glickman
                                             Executive Vice President and
                                             Chief Executive Officer


                                      By /s/ Dante J. Massimini
                                         --------------------------------------
                                             Dante J. Massimini
                                             Senior Vice President and Treasurer
May 26, 1999