Form 10-Q
period 1999-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1999-08-13
CIK 77281

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 1999
                                -------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                         1-6300
                      ----------------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                           23-6216339
---------------------------------                         ----------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

200 South Broad Street, Third Floor, Philadelphia, PA         19102-3803
--------------------------------------------------------------------------------
  (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code        (215) 875-0700
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

     Shares of beneficial interest outstanding at August 4, 1999: 13,318,330
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This report includes a total of 25 pages.

--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                                          Page
                                                                                          ----
Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--June 30, 1999
      and December 31, 1998                                                               1-2

   Consolidated Statements of Income--Three and Six Months
      Ended June 30, 1999 and June 30, 1998                                                 3

   Consolidated Statements of Cash Flows-- Six Months
      Ended June 30, 1999 and June 30, 1998                                                 4

   Notes to Consolidated Financial Statements                                            5-13

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                               14-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk                         23

Part II.  Other Information

Item 1.    Not Applicable                                                                   -

Item 2.    Not Applicable                                                                   -

Item 3.    Not Applicable                                                                   -

Item 4.    Submission of Matters to a Vote of Security Holders                             24

Item 5.    Other Information                                                               24

Item 6.    Exhibits and Reports on Form 8-K                                                24

Signatures                                                                                 25

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                    (Note 1)

                                     ASSETS

                                   (Unaudited)



                                                                             June 30,      December 31,
                                                                               1999           1998
                                                                           -------------  -------------
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                  $ 233,849,000  $ 230,997,000
   Retail properties                                                         279,442,000    261,823,000
   Industrial properties                                                       5,078,000      5,078,000
   Land and properties under development                                      37,913,000     11,508,000
                                                                           -------------  -------------
                  Total investments in real estate                           556,282,000    509,406,000

   Less- Accumulated depreciation                                             77,318,000     71,129,000
                                                                           -------------  -------------
                                                                             478,964,000    438,277,000

INVESTMENT IN PREIT-RUBIN, INC. (Note 2)                                       5,933,000      5,372,000

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 3)            13,609,000     13,439,000

ADVANCES TO PREIT-RUBIN, INC.                                                  5,450,000      4,074,000
                                                                           -------------  -------------
                                                                             503,956,000    461,162,000
   Less- Allowance for possible losses                                         1,503,000      1,572,000
                                                                           -------------  -------------
                                                                             502,453,000    459,590,000
OTHER ASSETS:
   Cash and cash equivalents                                                   3,847,000      6,135,000
   Rents and sundry receivables (net of allowance for doubtful accounts
     of $661,000 and $364,000, respectively)                                   4,216,000      3,498,000
   Deferred costs, prepaid real estate taxes and
     expenses, net                                                            17,494,000     12,392,000
                                                                           -------------  -------------
                                                                           $ 528,010,000  $ 481,615,000
                                                                           =============  =============


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    (Note 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                   (Unaudited)



                                                                            June 30,      December 31,
                                                                              1999           1998
                                                                          -------------  -------------
LIABILITIES:
   Mortgage notes payable (Note 4)                                        $ 268,900,000  $ 167,003,000
   Bank and other loans payable                                              74,473,000    135,273,000
   Construction costs payable                                                 4,732,000            --
   Tenants' deposits and deferred rents                                       2,071,000      1,827,000
   Accrued pension and retirement benefits                                      923,000        972,000
   Accrued expenses and other liabilities                                     9,561,000     11,413,000
                                                                          -------------  -------------

                                                                            360,660,000    316,488,000
                                                                          -------------  -------------

MINORITY INTEREST (Note 3)                                                   31,574,000     28,045,000

COMMITMENTS AND CONTINGENCIES (Note 8)                                               --              --

SHAREHOLDERS' EQUITY (Note 5):
   Shares of beneficial interest, $1 par; authorized
     unlimited; issued and outstanding 13,318,329 shares at June 30,
     1999 and 13,299,723 shares at December 31, 1998                         13,318,000     13,300,000
   Capital contributed in excess of par                                     145,506,000    145,103,000
   Distributions in excess of net income                                    (23,048,000)   (21,321,000)
                                                                          -------------  -------------

                                                                            135,776,000    137,082,000

                                                                          $ 528,010,000  $ 481,615,000
                                                                          =============  =============




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                    (Note 1)

                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                                 June 30                       June 30
                                                      -----------------------------  -----------------------------
                                                          1999            1998           1999             1998
                                                      -------------   -------------  -------------   -------------
REVENUES:
   Gross revenues from real estate                    $  21,659,000   $  13,783,000  $  42,759,000   $  27,308,000
   Interest and other income                                402,000         133,000        564,000         255,000
                                                      -------------   -------------  -------------   -------------

                                                         22,061,000      13,916,000     43,323,000      27,563,000
                                                      -------------   -------------  -------------   -------------
EXPENSES:
   Property operating expenses                            7,512,000       5,049,000     14,889,000      10,142,000
   Depreciation and amortization                          3,310,000       2,113,000      6,525,000       4,251,000
   General and administrative expenses                      994,000         868,000      1,846,000       1,607,000
   Interest expense                                       5,360,000       1,856,000     10,467,000       3,834,000
                                                      -------------   -------------  -------------   -------------

                                                         17,176,000       9,886,000     33,727,000      19,834,000
                                                      -------------   -------------  -------------   -------------
         Income before equity in
           unconsolidated entities, gains
           on sales of interests in real
           estate and minority interest in
           operating partnership                          4,885,000       4,030,000      9,596,000       7,729,000

EQUITY IN LOSS OF PREIT-RUBIN, INC.
   (Note 2)                                                (856,000)       (501,000)    (1,948,000)       (859,000)

EQUITY IN INCOME OF PARTNERSHIPS
   AND JOINT VENTURES (Note 3)                            1,377,000       1,214,000      2,843,000       2,689,000

GAINS ON SALES OF INTERESTS IN
   REAL ESTATE                                                  --        1,766,000      1,346,000       1,766,000
                                                      -------------   -------------  -------------   -------------

         Income before minority interest in
           operating partnership                          5,406,000       6,509,000     11,837,000      11,325,000

MINORITY INTEREST IN OPERATING
   PARTNERSHIP                                             (488,000)       (304,000)    (1,049,000)       (529,000)
                                                      -------------   -------------  --------------  -------------

NET INCOME                                            $   4,918,000   $   6,205,000  $  10,788,000   $  10,796,000
                                                      =============   =============  =============   =============

BASIC INCOME PER SHARE (Note 5)                       $        .37    $        .47   $          .81  $         .81
                                                      ============    ============   ==============  =============

DILUTED INCOME PER SHARE (Note 5)                     $        .37    $        .47   $          .81  $         .81
                                                      ============    ============   ==============  =============



        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (NOTES 1 AND 7)

                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30
                                                                                      ------------------------------
                                                                                           1999             1998
                                                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $  10,788,000    $  10,796,000
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest in operating partnership                                         1,049,000          529,000
       Depreciation and amortization                                                      6,525,000        4,251,000
       Provision for doubtful accounts                                                      297,000           87,000
       Gains on sales of interests in real estate                                        (1,346,000)      (1,766,000)
       Equity in loss of PREIT-RUBIN, Inc.                                                1,948,000          859,000
       Decrease in allowance for possible losses                                            (70,000)         (98,000)
       Change in assets and liabilities-
         Rents and sundry receivables                                                    (1,015,000)        (865,000)
         Deferred costs, prepaid real estate taxes and expenses                          (3,999,000)       1,099,000
         Accrued pension and retirement benefits                                            (49,000)         (34,000)
         Accrued expenses and other liabilities                                          (1,912,000)         262,000
         Tenants' deposits and deferred rents                                               243,000         (221,000)
         Others                                                                             167,000          123,000
                                                                                      -------------    -------------
                  Net cash provided by operating activities                              12,626,000       15,022,000
                                                                                      -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                              (18,577,000)      (1,810,000)
   Investments in property under development                                            (21,683,000)     (11,185,000)
   Investment in and advances to PREIT-RUBIN, Inc.                                       (1,376,000)        (200,000)
   Investments in partnerships and joint ventures                                        (2,244,000)      (6,424,000)
   Cash proceeds from sale of interest in partnership                                     1,093,000        1,958,000
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                        1,882,000          464,000
                                                                                      -------------    -------------
                  Net cash used in investing activities                                 (40,905,000)     (17,197,000)
                                                                                      -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                      (1,603,000)        (918,000)
   Repayment of mortgage notes payable                                                  (17,000,000)     (33,680,000)
   Net (payments) borrowings under revolving credit facility                            (60,800,000)      50,551,000
   Proceeds from mortgage notes payable                                                 120,500,000              --
   Shares of beneficial interest issued                                                      82,000          206,000
   Payment of deferred financing and equity offering costs                               (1,438,000)      (1,076,000)
   Distributions paid to shareholders                                                   (12,515,000)     (12,499,000)
   Distributions paid to OP Unit holders                                                 (1,096,000)        (608,000)
   Distributions to other minority partners                                                (139,000)         (12,000)
                                                                                      -------------    -------------
                  Net cash provided by financing activities                              25,991,000        1,964,000
                                                                                      -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,288,000)        (211,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            6,135,000        1,324,000
                                                                                      -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   3,847,000    $   1,113,000
                                                                                      =============    =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING ACTIVITIES:
     Accrual of construction costs                                                    $   4,732,000    $         --
                                                                                      =============    ============

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1999




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

2.    INVESTMENT IN PREIT-RUBIN, INC.:

PREIT-RUBIN, Inc. ("PRI") is responsible for various activities, including management, leasing and real estate development of certain of the Registrant's properties and for properties on behalf of third parties. Total management fees paid by the Registrant's properties to PRI are included in property operating expenses in the accompanying consolidated statements of income and amounted to $193,000 and $291,000 for the three and six-month periods ended June 30, 1999, respectively, and $53,000 and $93,000 for the three and six-month periods ended June 30, 1998, respectively. The Registrant's properties also paid leasing and development fees to PRI totaling $226,000 and $442,000 for the three and six-month periods ended June 30, 1999, respectively, and $319,000 and $455,000 for the three and six-month periods ended June 30, 1998, respectively.

Leasing and development fees paid by the Registrant's properties to PRI are capitalized and amortized to expense in accordance with the Registrant's normal accounting policies. Intercompany profits earned by PRI related to such activities are deferred and will be amortized to income over these same periods in order to more properly match revenues and expenses.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of the Registrant and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $856,000 and $1,703,000 for the three and six-month periods ended June 30, 1999, respectively, and $860,000 and $1,742,000 for the three and six-months periods ended June 30, 1998, respectively. As of June 30, 1999 and December 31, 1998, $1,459,000 and $1,682,000, respectively, was due from these affiliates. Of these amounts, approximately $642,000 was collected subsequent to June 30, 1999.

Summarized unaudited financial information for PRI as of and for the three and six-month periods ended June 30, 1999 and 1998 is as follows:

                                                  For the Six                        For the Three
                                                  Months Ended                        Months Ended
                                                    June 30                             June 30
                                       ---------------------------------------------------------------------
                                             1999               1998             1999               1998
                                       ---------------   ---------------   ---------------   ---------------
       Total assets                    $     9,920,000   $    11,122,000   $     9,920,000   $    11,122,000
                                       ===============   ===============   ===============   ===============
       Management fees                 $     2,469,000   $     2,477,000   $     1,231,000   $     1,199,000
       Leasing commissions                   2,402,000         2,500,000         1,331,000         1,276,000
       Development fees                        475,000           563,000           233,000           373,000
       Other revenues                        1,498,000         1,455,000         1,011,000           825,000
                                       ---------------   ---------------   ---------------   ---------------
       Total revenue                   $     6,844,000   $     6,995,000   $     3,806,000   $     3,673,000
                                       ===============   ===============   ===============   ===============
       Net loss                        $     2,051,000   $       904,000   $       901,000   $       527,000
                                       ===============   ===============   ===============   ===============
       Registrant's share of net loss  $     1,948,000   $       859,000   $       856,000   $       501,000
                                       ===============   ===============   ===============   ===============

3.    INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 18 partnerships and joint ventures and 1 property under development at June 30, 1999, and 19 partnerships and joint ventures and 2 properties under development at December 31, 1998 and the Registrant's equity in income for the three and six-month periods ended June 30, 1999 and 1998:

                                                                            June 30,           December 31,
                                                                              1999                 1998
                                                                         ----------------   ---------------
                                ASSETS

Investments in real estate, at cost:
   Multifamily properties                                                $     54,816,000   $    54,396,000
   Retail properties                                                          197,357,000       185,900,000
   Industrial property                                                                --          1,275,000
   Properties under development                                                52,296,000        25,601,000
   Land                                                                           926,000           926,000
                                                                         ----------------   ---------------
                  Total investments in real estate                            305,395,000       268,098,000
   Less- Accumulated depreciation                                              66,909,000        64,478,000
                                                                         ----------------   ---------------
                                                                              238,486,000       203,620,000
Cash and cash equivalents                                                       8,384,000         7,107,000
Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                                 30,830,000        34,923,000
                                                                         ----------------   ---------------
                  Total assets                                           $    277,700,000   $   245,650,000
                                                                         ================   ===============

                   LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                   $    227,071,000   $   218,278,000
Bank loans payable                                                              3,300,000         3,260,000
Construction loans payable                                                     15,106,000                --
Other liabilities                                                              17,631,000         9,675,000
                                                                         ----------------   ---------------
                  Total liabilities                                           263,108,000       231,213,000
                                                                         ----------------   ---------------
Net equity                                                                     14,592,000        14,437,000
Less: Partners' share                                                             983,000           998,000
                                                                         ----------------   ---------------
Investment in partnerships and joint ventures                            $     13,609,000   $    13,439,000
                                                                         ================   ===============

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES


                                                       Three Months Ended                   Six Months Ended
                                                            June 30                             June 30
                                               ---------------------------------------------------------------------
                                                     1999              1998              1999             1998
                                               ---------------  -----------------  ---------------  ----------------
Gross revenues from real estate                $     14,363,000  $     13,312,000  $     28,521,000  $    28,047,000
                                               ----------------  ----------------  ----------------  ---------------
Expenses:
    Property operating expenses                       4,830,000         4,702,000         9,682,000       10,104,000
    Mortgage and bank loan interest                   4,441,000         4,093,000         8,629,000        8,326,000
    Depreciation and amortization                     2,311,000         2,083,000         4,465,000        4,154,000
                                               ----------------  ----------------  ----------------  ---------------
                                                     11,582,000        10,878,000        22,776,000       22,584,000
                                               ----------------  ----------------  ----------------  ---------------
                                                      2,781,000         2,434,000         5,745,000        5,463,000
Partners' share                                      (1,404,000)       (1,220,000)       (2,902,000)      (2,774,000)
                                               ----------------  ----------------  ----------------  ---------------
Equity in income of partnerships and joint
    ventures                                   $      1,377,000  $      1,214,000  $      2,843,000  $     2,689,000
                                               ================  ================  ================  ===============

4.       MORTGAGE NOTES PAYABLE:

On April 13, 1999, the Registrant completed the financing of eight multifamily communities with $108 million of permanent, fixed-rate, long-term debt. The financing replaces short-term floating rate debt with loans with a weighted average fixed interest rate of 6.77%. The loans, secured by the eight properties, amortize over 30 years and mature in May 2009. Approximately $88 million of the proceeds was used to repay outstanding amounts under the Registrant's Credit Facility. The balance of the proceeds was used to pay off a short-term floating rate loan of approximately $17 million which was secured by the recently acquired Northeast Tower Center located in Philadelphia, Pennsylvania and to fund the financing costs of approximately $3 million.

The Properties secured by this permanent debt are as follows:

                   Property Name                     Location            Units      Loan Amount (1)
        --------------------------------      ----------------------   ---------    ---- ----------
        Boca Palms Apartments                 Boca Raton, FL                 522   $      22,600,000
        Cobblestone Apartments                Pompano Beach, FL              384          13,850,000
        Palms of Pembroke                     Pembroke Pines, FL             348          16,600,000
        Marylander Apartments                 Baltimore, MD                  508          12,300,000
        Hidden Lakes Apartments               Dayton, OH                     360          10,700,000
        Kenwood Gardens                       Toledo, OH                     504           7,250,000
        Lakewood Hills Apartments             Harrisburg, PA                 562          18,750,000
        2031 Locust Street                    Philadelphia, PA                87           5,950,000
                                                                       ---------   -----------------

                                                                           3,275   $     108,000,000
                                                                       =========   =================

(1) Each loan is non-recourse and the loans are not cross-collateralized.

5.    EARNINGS PER SHARE:

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the year. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between basic and diluted Earnings Per Share is shown below:

                                               For the Three Months Ended                For the Six Months Ended
                                                      June 30, 1999                            June 30, 1999
                                          -------------------------------------  --------------------------------------
                                                                    Per Share                               Per Share
                                           Income        Shares      Amount        Income        Shares       Amount
                                         -----------   ----------  -----------   -----------   ----------  -----------
BASIC EARNINGS PER SHARE:
   Net income                            $ 4,918,000   13,314,945  $       .37   $10,788,000   13,311,782  $       .81
                                         ===========   ==========  ===========   ===========   ==========  ===========
DILUTED EARNINGS PER SHARE:
   Net income                            $ 4,918,000   13,314,945                $10,788,000   13,311,782
   Share options issued                          --        10,087                        --         7,022
                                         -----------   ----------                -----------   ----------

                                         $ 4,918,000   13,325,032  $       .37   $10,788,000   13,318,804  $       .81
                                         ===========   ==========  ===========   ===========   ==========  ===========


                                               For the Three Months Ended                For the Six Months Ended
                                                      June 30, 1998                            June 30, 1998
                                          -------------------------------------  --------------------------------------
                                                                    Per Share                               Per Share
                                           Income        Shares      Amount        Income        Shares       Amount
                                         -----------   ----------  -----------   -----------   ----------  -----------
BASIC EARNINGS PER SHARE:
   Net income                            $ 6,205,000   13,297,470  $       .47   $10,796,000   13,294,718  $       .81
                                         ===========   ==========  ===========   ===========   ==========  ===========
DILUTED EARNINGS PER SHARE:
   Net income                            $ 6,205,000   13,297,470                $10,796,000   13,294,718
   Share options issued                          --        26,465                        --        28,836
                                         -----------   ----------                -----------   ----------
                                         $ 6,205,000   13,323,935  $       .47   $10,796,000   13,323,554  $       .81
                                         ===========   ==========  ===========   ===========   ==========  ===========

6.    DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                          Amount
                                                                           Per
        Date Declared       Record Date          Payment Date             Share
        -------------      ---------------     ------------------         ------
        July 15, 1999      August 31, 1999     September 15, 1999         $  .47

        July 15, 1998      August 31, 1998     September 15, 1998         $  .47

7.    CASH FLOW INFORMATION:

Cash paid for interest was $5,219,000 (net of capitalized interest of $419,000) and $1,994,000 (net of capitalized interest of $199,000) for the three month periods ended June 30, 1999 and 1998, respectively.

Cash paid for interest was $10,015,000 (net of capitalized interest of $849,000) and $4,570,000 (net of capitalized interest of $330,000) for the six-month periods ended June 30, 1999 and 1998, respectively.

8.    COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which the Registrant has an interest for which reserves have previously been established. In management's opinion, no material incremental cost will be incurred on these properties.

As part of the merger with PREIT-RUBIN, Inc. (formerly The Rubin Organization, Inc.) the Registrant entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., the Registrant's operating partnership to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period, beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon the Registrant's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for the Registrant's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. The additional OP units issuable under the Contribution Agreement are accounted for as additional purchase price when such amounts are determinable. Through December 31, 1998, 162,500 contingent OP units have been earned.

At June 30, 1999, the Registrant is required to fund approximately $61 million ($44 million for wholly-owned properties and $17 million represents the Registrant's share for partnerships and joint ventures) to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

9.    SEGMENT INFORMATION:

In 1998, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

The Registrant has four reportable segments: (1) retail properties, (2) multifamily properties, (3) other, and (4) corporate. The retail segment includes the operation and management of 21 regional and community shopping centers (11 wholly owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly owned and 5 owned in joint venture form). The other segment includes the operation and management of 6 retail properties under development (4 wholly owned and 2 owned in joint venture form), 5 industrial properties, (all wholly owned) and 3 land parcels (1 wholly owned and 2 owned in joint venture form). The corporate segment is responsible for cash and investment management and certain other general support functions.

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

(In thousands)
                                                                                                  Adjustments
                                                                                                  to Equity        Total
Six Months Ended June 30, 1999          Retail   Multifamily    Other    Corporate     Total        Method      Consolidated
------------------------------        --------   -----------  --------   ---------   ---------    -----------   ------------
Real estate operating revenues        $ 30,453   $  25,585    $    776   $     --    $  56,814    $ (14,055)    $    42,759
Real estate operating expense            9,255      10,377          14         --       19,646       (4,757)         14,889
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Net operating income                    21,198      15,208         762         --       37,168       (9,298)         27,870
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
General and administrative expenses        --          --          --       (1,846)     (1,846)         --           (1,846)
Interest income                            --          --          --          564         564          --              564
PRI net operating income                   --          --          --       (1,203)     (1,203)       1,203             --
                                      --------   ---------    --------   ---------   ---------    ---------     ----------
EBITDA                                  21,198      15,208         762      (2,485)     34,683       (8,095)         26,588
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Interest expense                        (8,424)     (5,512)       (584)       (565)    (15,085)       4,618         (10,467)
Depreciation and amortization           (4,792)     (3,713)        (50)       (656)     (9,211)       2,686          (6,525)
PRI income taxes                                       --          --          104         104         (104)            --
Gains on sales of interests in real
   estate                                  445         --          901         --        1,346          --            1,346
Minority interest in operating
   partnership                             --          --          --       (1,049)     (1,049)         --           (1,049)
Equity in interest of partnerships
   and joint ventures                      --          --          --          --          --         2,843           2,843
Equity in loss of PRI                      --          --          --          --          --        (1,948)         (1,948)
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Net income                            $  8,427   $   5,983    $  1,029   $  (4,651)  $  10,788    $     --      $    10,788
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Investments in real estate, at cost   $279,442   $ 233,849    $ 42,991   $     --    $ 556,282    $     --      $   556,282
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Total assets                          $231,576   $ 202,850    $ 54,203   $ 169,623   $ 658,252    $(130,242)    $   528,010
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Recurring capital expenditures        $    185   $   1,497    $    --    $     --    $   1,682    $    (185)    $     1,497
                                      --------   ---------    ========   ---------   ---------    ---------     -----------

                                                                                                  Adjustments
                                                                                                  to Equity       Total
Six Months Ended June 30, 1998         Retail    Multifamily    Other    Corporate     Total        Method      Consolidated
------------------------------        ---------  -----------  --------   ---------   ---------    -----------   ------------
Real estate operating revenues        $ 17,939   $  22,224    $    809   $     --    $  40,972    $ (13,664)    $  27,308
Real estate operating expense            5,666       9,364          13         --       15,043       (4,901)       10,142
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Net operating income                    12,273      12,860         796         --       25,929       (8,763)       17,166
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
General and administrative expenses        --          --          --       (1,607)     (1,607)         --         (1,607)
Interest income                            --          --          --          255         255          --            255
PRI net operating income                   --          --          --         (506)       (506)         506           --
                                      --------   ---------    --------   ---------   ---------    ---------     --------
EBITDA                                  12,273      12,860         796      (1,858)     24,071       (8,257)       15,814
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Interest expense                        (4,027)     (3,311)       (428)       (451)     (8,217)       4,383        (3,834)
Depreciation and amortization           (2,717)     (3,330)        (59)       (595)     (6,701)       2,450        (4,251)
PRI income taxes                           --          --          --          406         406         (406)          --
Gains on sales of interests in real
   estate                                  --        1,766         --          --        1,766          --          1,766
Minority interest in operating
   partnership                             --          --          --         (529)       (529)         --           (529)
Equity in interest of partnerships
   and joint ventures                      --          --          --          --          --         2,689         2,689
Equity in loss of PRI                      --          --          --          --          --          (859)         (859)
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Net income                            $  5,529   $   7,985    $    309   $  (3,027)  $  10,796    $     --      $  10,796
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Investments in real estate, at cost   $120,369   $ 169,920    $ 18,577   $     --    $ 301,866    $     --      $ 301,866
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Total assets                          $106,946   $ 105,079    $ 17,532   $ 159,726   $ 389,283    $(109,210)    $ 280,073
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Recurring capital expenditures        $    537   $   1,057    $    --    $     --    $   1,594    $    (536)    $   1,058
                                      --------   ---------    --------   ---------   ---------    ---------     ---------

(In thousands)
                                                                                                  Adjustments
                                                                                                  to Equity        Total
Three Months Ended June 30, 1999       Retail    Multifamily    Other    Corporate     Total        Method      Consolidated
--------------------------------      ---------  -----------  ---------  ---------   ---------    -----------   ------------
Real estate operating revenues        $ 15,578   $  12,781    $    379   $     --    $  28,738    $  (7,079)    $    21,659
Real estate operating expense            4,703       5,172          11         --        9,886       (2,374)          7,512
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Net operating income                    10,875       7,609         368         --       18,852       (4,705)         14,147
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
General and administrative expenses        --          --          --         (994)       (994)         --             (994)
Interest income                            --          --          --          402         402          --              402
PRI net operating income                   --          --          --         (403)       (403)         403             --
                                      --------   ---------    --------   ---------   ---------    ---------     ----------
EBITDA                                  10,875       7,609         368        (995)     17,857       (4,302)         13,555
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Interest expense                        (3,829)     (3,279)       (421)       (211)     (7,740)       2,380          (5,360)
Depreciation and amortization           (2,466)     (1,873)        (24)       (348)     (4,711)       1,401          (3,310)
Minority interest in operating
   partnership                             --          --          --         (488)       (488)         --             (488)
Equity in interest of partnerships
   and joint ventures                      --          --          --          --          --         1,377           1,377
Equity in loss of PRI                      --          --          --          --          --          (856)           (856)
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Net income                            $  4,580   $   2,457    $    (77)  $  (2,042)  $   4,918    $     --      $     4,918
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Investments in real estate, at cost   $279,442   $ 233,849    $ 42,991   $     --    $ 556,282    $     --      $   556,282
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Total assets                          $231,576   $ 202,850    $ 54,203   $ 169,623   $ 658,252    $(130,242)    $   528,010
                                      --------   ---------    --------   ---------   ---------    ---------     -----------
Recurring capital expenditures        $     48   $     670    $    --    $     --    $     718    $     (93)    $       625
                                      --------   ---------    --------   ---------   ---------    ---------     -----------


                                                                                                  Adjustments
                                                                                                  to Equity       Total
Three Months Ended June 30, 1998       Retail    Multifamily   Other     Corporate    Total         Method      Consolidated
--------------------------------      ---------  -----------  ---------  ---------   ---------    -----------   ------------
Real estate operating revenues        $  8,898   $  11,001    $    405   $     --    $  20,304    $  (6,521)    $  13,783
Real estate operating expense            2,745       4,592           8         --        7,345       (2,296)        5,049
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Net operating income                     6,153       6,409         397         --       12,959       (4,225)        8,734
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
General and administrative expenses        --          --          --         (868)       (868)         --           (868)
Interest income                            --          --          --          133         133          --            133
PRI net operating income                   --          --          --         (286)       (286)         286           --
                                      --------   ---------    --------   ---------   ---------    ---------     --------
EBITDA                                   6,153       6,409         397      (1,021)     11,938       (3,939)        7,999
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Interest expense                        (2,018)     (1,581)       (201)       (240)     (4,040)       2,184        (1,856)
Depreciation and amortization           (1,371)     (1,651)        (29)       (291)     (3,342)       1,229        (2,113)
PRI income taxes                           --          --          --          187         187         (187)          --
Gains on sales of interests in real
   estate                                  --        1,766         --          --        1,766          --          1,766
Minority interest in operating
   partnership                             --          --          --         (304)       (304)         --           (304)
Equity in interest of partnerships
   and joint ventures                      --          --          --          --          --         1,214         1,214
Equity in loss of PRI                      --          --          --          --          --          (501)         (501)
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Net income                            $  2,764   $   4,943    $    167   $  (1,669)  $   6,205    $     --      $   6,205
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Investments in real estate, at cost   $120,369   $ 162,920    $ 18,577   $     --    $ 301,866    $     --      $ 301,866
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Total assets                          $106,946   $ 105,079    $ 17,532   $ 159,726   $ 389,283    $(109,210)    $ 280,073
                                      --------   ---------    --------   ---------   ---------    ---------     ---------
Recurring capital expenditures        $    140   $     636    $    --    $     --    $     776    $    (152)    $     624
                                      --------   ---------    --------   ---------   ---------    ---------     ---------

10.   RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 for one year until January 1, 2001. The Registrant does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

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

The Credit Facility

As of June 30, 1999, $77.8 million of borrowings under the Credit Facility were outstanding ($74.5 million directly by the Registrant and $3.3 million through partnerships and joint ventures). In addition, the Registrant has pledged $5.8 million under the Credit Facility as collateral for several letters of credit drawn to facilitate development projects. Subject to the terms and conditions of the Credit Facility, up to $66.4 million was available to fund property acquisitions, scheduled debt maturities and other uses. At June 30, 1999 the interest rate on the Credit Facility was 6.84%.

Mortgage Notes

In order to secure additional funds for its acquisition and development activities, on April 13, 1999, the Registrant concluded the financing of eight multifamily communities with $108 million of permanent, fixed-rate, long-term debt. With the financing, the Registrant replaced short-term floating rate debt with fixed rate, mortgage debt. The new debt carries a weighted average fixed interest rate of approximately 6.77%, equating to a spread of 158 basis points over the yield on ten year U. S. Treasury Notes at the time rates were locked. The eight properties (see Note 4 of the Consolidated Financial Statements) secure the non-recourse loans, which amortize over 30 years and mature in May 2009. Proceeds from these newly-placed loans were used to 1) repay approximately $88 million of the Credit Facility, 2) pay off a short-term floating rate loan of approximately $17 million and 3) fund approximately $3 million in closing costs. As a result of the repayment of the Registrant's Credit Facility, a balance of approximately $60 million of the Registrant's Credit Facility remained outstanding.

In addition to amounts due under the Credit Facility prior to December 31, 2000, a mortgage loan, secured by a property owned by one partnership in which the Registrant has an interest, matures by its term. The balloon payment on this loan is $1.2 million of which the Registrant's proportionate share is $.6 million. A mortgage loan on a property wholly-owned by the Registrant also matures by its terms. The balloon payment on this loan totals $14.9 million.

Acquisitions and Dispositions

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

Completed Acquisitions

The following acquisitions were completed during 1999:

                      Property Location                                            Capital Resources
-----------------------------------------------------------------------    ------------------------------------
Acquisition       Property                                    Purchase       Credit       Assumed        OP
   Date             Type             City          State       Price        Facility        Debt        Units
-----------       ---------       ------------     -----    -----------    ---------    -----------   ---------
                                                (in thousands)
April 1999         Shopping       Philadelphia      PA      $    13,500    $      --    $    12,500   $   1,000
                   Center

June 1999          Shopping       Harrisburg        PA           20,000       20,000             --          --
                   Center                                   -----------    ---------    -----------   ---------
Total Completed Acquisitions                                $    33,500    $  20,000    $    12,500   $   1,000
                                                            ===========    =========    ===========   =========

Development, Expansions and Renovations

The Registrant is involved in a number of development and redevelopment projects, which may require equity funding by the Registrant or third-party debt or equity financing. Currently, the Registrant is developing a site in Plymouth Meeting, PA for the Metroplex Shopping Center (a joint venture project) to build a 780,000 square foot power center. During May 1999, the Registrant along with its joint venture partner, acquired the 103-acre site for this development project. The Registrant has also began construction of a 560,000 square foot power center for Paxton Towne Centre located in Harrisburg, PA. For each development and redevelopment project, the Registrant will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Registrant's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects.

Funds from Operations

Funds from operations (FFO) increased by $3,330,000 for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, as follows:

                                                          Three Months Ended                Six Months Ended
                                                                June 30                          June 30
                                                    ------------------------------   -------------------------------
                   Funds from Operations(1)             1999            1998              1999              1998
--------------------------------------------------  --------------  --------------   -----------------  ------------
Income before minority interest in operating
   partnership                                      $    5,406,000  $   6,509,000    $   11,837,000     $ 11,325,000

Less:  Gains on sales of interests in real estate              --      (1,766,000)       (1,346,000)      (1,766,000)

Add:
        Depreciation and amortization-
          Wholly-owned and consolidated
             partnerships                                3,266,000      2,089,000         6,422,000        4,178,000
          Unconsolidated partnerships and joint
             ventures                                    1,137,000      1,008,000         2,196,000        2,007,000
          Excess purchase price over net assets
             acquired                                       54,000         29,000           107,000           58,000

Less:
   Refinancing prepayment fee                               55,000            --             55,000              --
   Depreciation of non-real estate assets                  (60,000)       (57,000)         (120,000)        (114,000)
   Amortization of deferred financing costs               (237,000)      (113,000)         (376,000)        (243,000)
                                                    --------------  -------------    --------------     ------------
Funds from operations                               $    9,621,000  $   7,699,000    $   18,775,000     $ 15,445,000
                                                    ==============  =============    ==============     ============
Weighted average number of shares outstanding           13,314,945     13,297,470        13,311,782       13,294,718

Weighted average effect of full conversion of OP
   Units                                                 1,320,688        646,286         1,297,232          646,286
                                                    --------------  -------------    --------------     ------------
                                                        14,635,633     13,943,756        14,609,014       13,941,004
                                                    ==============  =============    ==============     ============

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

Cash Flows

During the six months ended June 30, 1999, the Registrant generated $12.6 million in cash flow from operating activities. Investing activities used cash of $40.9 million including (i) $1.0 million in investments in property under development, net of payables, (ii) $39.3 million in investments in wholly-owned real estate assets, (iii) $3.6 million in investments in the affiliated management company and partnerships, offset by (iv) cash proceeds from the sale of a partnership interest of $1.1 million and (v) distributions from partnerships in excess of equity in income of $1.9 million. Financing activities provided cash flow of $26.0 million and included (i) $120.5 million in net proceeds from mortgages, (ii) the payoff of matured debt of $17.0 million and
(iii) a net paydown of $60.8 million under the Registrant's Credit Facility, offset by (iv) $13.7 million of distributions to shareholders, OP unit holders and minority interests, (v) payments of deferred financing costs of $1.4 million, and (vi) principal installments on mortgages of $1.6 million.

Commitments

At June 30, 1999, the Registrant is required to fund approximately $61 million ($44 million for wholly-owned properties and $17 million represents the Registrant's share for partnerships and joint ventures) to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P., may be required to issue additional OP units upon the achievement of certain financial results.

Interest Rate Protection

In order to reduce exposure to variable interest rates, the Registrant entered into a six-year interest rate swap agreement with First Union on $20 million of indebtedness which fixes a rate of 6.12% per annum versus 30-day LIBOR until 2001.

Contingent Liability

The Registrant along with certain of its joint venture partners has guaranteed debt totaling $7 million.

Results of Operations

Three Month Periods Ended June 30, 1999 and 1998

Gross revenues from real estate increased by $7,900,000 to $21,700,000 for the three-month period ended June 30, 1999, as compared to the corresponding period in 1998. The 1999 period included $7,300,000 of revenues attributable to the acquisitions made by the Registrant during 1998 (the "1998 Acquisitions") as described in the Registrant's 1998 Form 10-K. Acquisitions made during 1999 (the "1999 Acquisitions"), accounted for an additional $400,000 of revenues. Revenues from properties owned during both periods increased by $200,000 primarily as a result of an increase in apartment revenues.

Property operating expenses increased by $2,400,000 to $7,500,000. This is entirely attributable to $2,400,000 of operating expenses from the 1998 Acquisitions.

Depreciation and amortization increased by $1,200,000 to $3,300,000 primarily as a result of the 1998 Acquisitions and increased amortization of financing costs.

Interest expense increased by $3,500,000 to $5,400,000. This increase is primarily attributable to $1,500,000 of interest expense on previously mortgaged properties from the 1998 Acquisitions and $1,600,000 of interest expense incurred on the newly placed mortgages.

Equity in income of partnerships and joint ventures increased by $200,000 to $1,400,000. The 1999 period includes $100,000 of equity in income attributable to the 1998 Acquisitions. Equity in income of properties owned during both periods increased by $100,000.

Equity in net loss of PREIT-RUBIN, Inc. for the 1999 period was $800,000 as compared to $500,000 in the 1998 period.

Minority interest in the operating partnership increased from $300,000 to $500,000 as a result of OP units issued in connection with five acquisitions during 1998 and additional contingent OP units issued under the Contribution Agreement. Minority interest partners held a 9.2% and 4.6% interest in the operating partnership at June 30, 1999 and 1998, respectively.

Gains on sales of interests in real estate in the 1998 period were $1,800,000 from the sales of shopping centers. There were no gains during the comparable 1999 period.

Net income for the quarter ended June 30, 1999 decreased to $4,900,000 from $6,200,000 as reported in the comparable period in the prior year.

Six Month Periods Ended June 30, 1999 and 1998

Gross revenues from real estate increased by $15,400,000 to $42,700,000 for the six-month period ended June 30, 1999, as compared to the corresponding period in 1998. The 1999 period included $14,500,000 of revenues attributable to the 1998 Acquisitions as described in the Registrant's 1998 Form 10-K. The 1999 Acquisitions accounted for an additional $400,000 of revenues. Revenues from properties owned during both periods increased by $500,000 primarily as a result of an increase in apartment revenues.

Property operating expenses increased by $4,700,000 to $14,900,000. This was entirely attributable to $4,700,000 of expenses from the 1998 Acquisitions.

Depreciation and amortization increased by $2,300,000 to $6,500,000 entirely as a result of the 1998 Acquisitions and increased amortization of financing costs.

Interest expense increased by $6,600,000 to $10,400,000. Interest expense attributable to mortgaged properties increased by $5,000,000 due primarily to the 1998 Acquisitions. Interest expense incurred against the Registrant's Credit Facility to fund the 1998 Acquisitions increased by $1,400,000. Interest expense incurred on the newly placed mortgages resulted in a $1,600,000 increase.

Equity in income of partnerships and joint ventures increased by $200,000 to $2,800,000. The 1999 period includes $200,000 of equity in income attributable to the 1998 Acquisitions.

Equity in net loss of PREIT-RUBIN, Inc. for the 1999 period was $1,900,000 as compared to $900,000 in the 1998 period.

Minority interest in the operating partnership increased from $500,000 for the six months ended June 30, 1998 to $1,000,000 for the six months ended June 30, 1999 as a result of OP units issued in connection with five acquisitions during 1998 and additional contingent OP units issued under the Contribution Agreement. Minority interest partners held a 9.2% and 4.6% interest in the Operating Partnership at June 30, 1999 and 1998, respectively.

Net income was $10,800,000 for both six month periods.

Year 2000 Issues

     Overview of Y2K Issue

The Year 2000 or "Y2K" problem refers to the concept that many existing programs that can use only two digits to identify a year in the date field. Those programs were designed and developed at a time when data storage was expensive, and the impact of the upcoming century change was not considered. If not corrected, many programs may fail or provide inaccurate results at the turn of the century. The Registrant (and tenants that provide the Registrant with a significant percentage of its income) use information systems and control systems which may be affected by the Y2K problem.

     The Y2K Remediation Plan

In the latter months of 1997, the Registrant began assessing the myriad of issues surrounding the Y2K problem. Several representatives from management and various departments at regional and home offices, including property management, financial, risk management and information systems participated in this assessment.

Due to the number of issues implicated by the Y2K problem, the Registrant decided to carry out the plan in two critical areas: information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems"). The Registrant established a Y2K Remediation Plan consisting of the following phases with respect to each IT and Non-IT System: inventorying systems and devices that are vulnerable to the Y2K problem, assessment of the criticality of the inventoried items, remediation of the noncompliant items, and testing of the corrections that have been applied. The following is a discussion of each of these phases with respect to each of IT and Non-IT Systems, including a summary of the results obtained to date and a time frame for completion.

     Area One - IT

The Registrant further delineated this phase into three segments. The first segment is the core financial systems, namely, the accounting and payroll systems. The Registrant believes these are its mission critical systems and has determined these systems to be Y2K compliant.

The second segment covers desktop computing systems. As of this writing, the Registrant has begun to replace a number of its desktop computers. These computers are either older models which may become subject to Y2K errors or which are incapable of running current versions of software programs which are Y2K compliant. In addition to replacement of computer hardware, the Registrant has and is continuing to replace or upgrade computer software which may become subject to Y2K errors. The expected completion date for remediating these desktop computing systems is October 31, 1999.

The third segment covers our network computing and telecommunication systems. The Registrant's computer systems are interconnected through local and wide area networks. These networks rely on sophisticated telecommunications equipment. The Registrant has attempted to identify the aspects of these networks which may be impacted by the Y2K problem and to remediate these issues as they are identified. To accomplish that goal, the Registrant is in the process of upgrading a significant part of the hardware and software which are utilized in its network. The internal network computing systems upgrade is expected to be completed by October 31, 1999. The network is also reliant on the services of many external telecommunications providers which are facing Y2K challenges.

     Area Two - Non-IT Systems

The Registrant has identified several categories of Non-IT Systems used at the real estate assets which have the most exposure to Y2K problems. These categories include:

o Building Automation (e.g. Energy Management)
o Security Alarm Systems
o Fire and Life Safety Systems
o Elevators and Escalators
o Exterior Lighting

The Registrant has completed the first phase of its Remediation Plan for these Non-IT Systems by compiling an inventory of the related machines and equipment. The Registrant has engaged the assistance of outside engineering consultants to help identify the potential Y2K problems which may impact the performance of these systems.

The Registrant intends to respond to the consultant's findings, which are due by the end of the third quarter, in an appropriate and commercially reasonable manner taking remedial action where necessary and feasible.

The Registrant expects to complete the Year 2000 Remediation Plan, including final testing, by the end of the fourth quarter of 1999.

     Failure of IT Systems

The Registrant has obtained assurances from outside software providers and hardware suppliers that its core financial systems are Y2K compliant. In addition, the Registrant expects to correct the issues related to its desktop computing and networking problems within its control before January 1, 2000, thereby lowering or avoiding any increased cost(s) of correcting problems after the fact.

Because the Registrant's major source of income is rental payments under its tenants' leases, the failure of IT Systems is not expected to have a significant effect on the Registrant's financial condition and results of operation. Even if the Registrant were to experience problems with its IT Systems, the rental payments under its tenants' leases would not be pardoned.

     Failure of Non-IT Systems

The Registrant believes that the Y2K dangers to its financial condition and operation associated with a failure of embedded systems in the machinery and equipment of its real estate are not material. Because most of these embedded systems can be operated in a manual or by-pass mode, the Y2K problem is substantially lessened until it can be remedied. Furthermore, each of the Registrant's properties has, for the most part, separate building management systems. Therefore, a Y2K problem experienced at one property should have no effect on other properties.

The Registrant considered the preliminary findings of the outside engineering consultants and concluded that, based on such preliminary findings, the Y2K issues would not have a material adverse impact on its financial condition or results of operations.

     Y2K Problems of Registrant's Vendors

The successfulness of the Registrant's business is not dependent on the operations of any one vendor or supplier. Accordingly, if any of the Registrant's vendors or suppliers fails to operate due to Y2K related problems, the Registrant expects to be able to engage alternate providers without encountering any significant effect on its financial condition and results of operations. In an effort to further its Y2K readiness, the Registrant has surveyed major business partners, vendors and suppliers relative to their Y2K compliance.

     Developing Contingency Plans

After evaluating the results of a study of both its IT and Non-IT Systems, the Registrant will develop a contingency plan for any material challenges it faces.

Management has determined that the appropriate total cost of its Y2K Plan and the potential related impact on operation's amounts incurred to date have been approximately $150,000 and the estimated remaining expenses of Y2K remediation are expected to be approximately $200,000.

Costs associated with Y2K problems could have a material impact on the Registrant's operations.

     Summary

The Registrant does not believe that it is possible to identify and remediate all of the possible Y2K problems that could impact its IT Systems or the functionality of all of its Non-IT Systems. The Registrant's multi-faceted approach to the Y2K issue is designed to enable the Registrant to be successful in meeting its material challenges.

Although the Registrant believes its Y2K Plan is adequate to address the Y2K issue, there can be no assurance to that effect.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


As of December 31, 1998, the Registrant's consolidated debt position consisted of $150.0 million in fixed rate mortgage notes, $17.0 million in floating rate mortgage notes, and $135.3 million borrowed under its revolving Credit Facility. As a result of the refinancing described in Note 4 to the consolidated financial statements and additional borrowings to June property acquisitions and development activities, the Registrant's consolidated debt position consisted of $268.9 million in fixed rate mortgage notes and $74.5 million borrowed under its revolving Credit Facility.

A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $15.5 million at June 30, 1999. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $16.2 million at June 30, 1999. Based on the variable-rate debt included in the Registrant's debt portfolio, including an interest rate swap agreement, as of June 30, 1999, a 100 basis point increase in interest rates would result in an additional $545,000 in interest incurred at June 30, 1999. A 100 basis point decrease would reduce interest incurred by $545,000 at June 30, 1999.

There have been no material changes in the Registrant's qualitative disclosures about market risk in 1999. Reference is made to Item 7A. in the Registrant's Form 10-K for the year ended December 31, 1998.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Holders of Certificate of Beneficial Interest of the Registrant was held on April 29, 1999.

At such meeting, Messrs. Sylvan M. Cohen, Lee H. Javitch and Jonathan B. Weller were reelected to the Board of Trustees of the Registrant to serve for a term ending at the Annual Meeting of Shareholders to be held in the spring of 2002 and until their respective successors are elected and qualified. In such election, 11,627,760 votes were cast for Mr. Cohen, 11,631,008 votes were cast for Mr. Javitch and 11,631,822 votes were cast for Mr. Weller. Under the Trust Agreement for the Registrant, votes cannot be cast against a candidate. Proxies filed at the 1999 Annual Meeting by holders of 149,221 shares withheld authority to vote for Mr. Cohen, those filed by the holders of 145,973 shares withheld authority to vote for Mr. Javitch and those filed by the holders of 145,159 shares withheld authority to vote for Mr. Weller. The following persons continue as Trustees following the Annual Meeting: William Dimeling, Rosemarie Greco, Ronald Rubin, George Rubin, Leonard Korman and Jeffrey Orleans.

Also at such meeting, the Registrant's shareholders voted to approve the adoption of the 1999 Equity Incentive Plan (10,731,005 votes for, 905,038 votes against, 158,938 abstentions), to approve the adoption of the Qualified Employee Share Purchase Plan (11,137,551 votes for, 509,321 votes against, 130,109 abstentions) and to amend the 1990 Stock Option Plan for Non-Employee Trustees (10,592,379 votes for, 1,018,546 votes against, 166,056 abstentions).

No "broker non-votes" were received at the 1999 Annual Meeting.

Item 5.  Other Information

The Registrant issued a press release on August 12, 1999 containing financial information for the quarter ended June 30, 1999. A copy of the press release is attached hereto as Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.  Financial Data Schedule (included in electronic filing format)

       99. Press Release, issued August 12, 1999, containing financial information for the period ended June 30, 1999

(b)    Reports on Form 8-K

       (i) Current Report on Form 8-K dated April 14, 1999 and filed on April 23, 1999.

       (ii) Current Report on Form 8-K dated April 29, 1999 and filed on May 3, 1999.

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








                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                                          Registrant

                                        By  /s/ Ronald Rubin
                                          --------------------------------------
                                                   Ronald Rubin
                                                Chief Executive Officer


                                        By  /s/ Edward A. Glickman
                                          --------------------------------------
                                                   Edward A. Glickman
                                                Executive Vice President and
                                                   Chief Financial Officer


                                        By  /s/ Dante J. Massimini
                                          --------------------------------------
                                                      Dante J. Massimini
                                            Senior Vice President-Finance and
                                                          Treasurer




Date: August 13, 1999