Form 10-Q
period 1999-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 1999-11-15
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1999
                                  ------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                       1-6300
                      ----------------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-6216339
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

200 South Broad Street, Third Floor, Philadelphia, PA         19102-3803
-----------------------------------------------------        ------------
     (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code        (215) 875-0700
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of beneficial interest outstanding at November 9, 1999:  13,328,391
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

--------------------------------------------------------------------------------

                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    CONTENTS



                                                                         Page
                                                                         ----
Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--September 30, 1999
      and December 31, 1998                                               1-2

   Consolidated Statements of Income--Three and Nine Months
      Ended September 30, 1999 and September 30, 1998                       3

   Consolidated Statements of Cash Flows-- Nine Months
      Ended September 30, 1999 and September 30, 1998                       4

   Notes to Unaudited Consolidated Financial Statements                  5-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             14-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                        23

Part II.  Other Information

Item 1.    Not Applicable                                                   -

Item 2.    Not Applicable                                                   -

Item 3.    Not Applicable                                                   -

Item 4.    Not Applicable                                                   -

Item 5.    Other Information                                                -

Item 6.    Exhibits and Reports on Form 8-K                                24

Signatures                                                                 25

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                    (Note 1)

                                     ASSETS

                          (Unaudited and in thousands)


                                                                          September 30,         December 31,
                                                                              1999                  1998
                                                                          -------------         ------------
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                  $ 235,350              $ 230,997
   Retail properties                                                         280,940                261,823
   Industrial properties                                                       5,078                  5,078
   Land and properties under development                                      38,862                 11,508
                                                                           ---------              ---------
                  Total investments in real estate                           560,230                509,406

   Less- Accumulated depreciation                                             80,499                 71,129
                                                                           ---------              ---------
                                                                             479,731                438,277

INVESTMENT IN PREIT-RUBIN, INC. (Note 2)                                       5,414                  5,372

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity (Note 3)            17,601                 13,439

ADVANCES TO PREIT-RUBIN, INC.                                                  5,950                  4,074
                                                                           ---------              ---------
                                                                             508,696                461,162
   Less- Allowance for possible losses                                           528                  1,572
                                                                           ---------              ---------
                                                                             508,168                459,590
OTHER ASSETS:
   Cash and cash equivalents                                                   2,166                  6,135
   Rents and sundry receivables (net of allowance for doubtful accounts
     of $874 and $364, respectively)                                           4,036                  3,498
   Deferred costs, prepaid real estate taxes and
     expenses, net                                                            17,310                 12,392
                                                                           ---------              ---------
                                                                           $ 531,680              $ 481,615
                                                                           =========              =========

                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    (Note 1)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                          (Unaudited and in thousands)





                                                                        September 30,        December 31,
                                                                             1999                1998
                                                                        -------------        ------------
LIABILITIES:
   Mortgage notes payable                                                 $  267,920          $ 167,003
   Bank and other loans payable                                               83,200            135,273
   Construction costs payable                                                  3,672                 --
   Tenants' deposits and deferred rents                                        2,297              1,827
   Accrued pension and retirement benefits                                       939                972
   Accrued expenses and other liabilities                                      6,479             11,413
                                                                          ----------          ---------
                                                                             364,507            316,488
                                                                          ----------          ---------
MINORITY INTEREST (Note 3)                                                    32,565             28,045

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY (Note 4):
   Shares of beneficial interest, $1 par; authorized
     unlimited; issued and outstanding 13,324,476
     shares at September 30, 1999 and 13,299,723 shares at
     December 31, 1998                                                        13,324             13,300
   Capital contributed in excess of par                                      145,529            145,103
   Distributions in excess of net income                                     (24,245)           (21,321)
                                                                          ----------          ---------

                                                                             134,608            137,082
                                                                          ----------          ---------

                                                                          $  531,680          $ 481,615
                                                                          ==========          =========




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                    (Note 1)

                                   (Unaudited)

                    (in thousands, except per share amounts)


                                                      Three Months Ended       Nine Months Ended
                                                          September 30            September 30
                                                      --------------------  -------------------------
                                                        1999       1998          1999         1998
                                                      --------   ---------  ------------   ----------
REVENUES:
   Gross revenues from real estate                    $ 21,949   $  14,768  $     65,184   $   42,076
   Interest and other income                               293         145           857          400
                                                      --------   ---------  ------------   ----------
                                                        22,242      14,913        66,041       42,476
                                                      --------   ---------  ------------   ----------
EXPENSES:
   Property operating expenses                           7,925       5,678        23,289       15,820
   Depreciation and amortization                         3,384       2,231         9,909        6,482
   General and administrative expenses                     771         852         2,617        2,458
   Interest expense                                      5,676       2,457        16,143        6,292
                                                      --------   ---------  ------------   ----------
                                                        17,756      11,218        51,958       31,052
                                                      --------   ---------  ------------   ----------
         Income before equity in
           unconsolidated entities, gains
           on sales of interests in real
           estate and minority interest in
           operating partnership                         4,486       3,695        14,083       11,424

EQUITY IN (LOSS) INCOME OF PREIT-RUBIN, INC. (Note 2)     (618)      1,133        (2,566)         274

EQUITY IN INCOME OF PARTNERSHIPS
   AND JOINT VENTURES (Note 3)                           1,541       1,343         4,384        4,032

GAINS ON SALES OF INTERESTS IN
   REAL ESTATE                                             162       1,277         1,508        3,043
                                                      --------   ---------  ------------   ----------

         Income before minority interest in
           operating partnership                         5,571       7,448        17,409       18,773

MINORITY INTEREST IN OPERATING
   PARTNERSHIP                                            (507)       (432)       (1,557)        (961)
                                                      --------   ---------  ------------   ----------
NET INCOME                                            $  5,064   $   7,016  $     15,852   $   17,812
                                                      ========   =========  ============   ==========
BASIC INCOME PER SHARE (Note 4)                       $    .38   $     .53  $       1.19   $     1.34
                                                      ========   =========  ============   ==========
DILUTED INCOME PER SHARE (Note 4)                     $    .38   $     .53  $       1.19   $     1.34
                                                      ========   =========  ============   ==========


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                          (Unaudited and in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                        -----------------------
                                                                                           1999          1998
                                                                                        ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $  15,852    $   17,812
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest in operating partnership                                           1,557           961
       Depreciation and amortization                                                        9,909         6,482
       Provision for doubtful accounts, net                                                   509           120
       Gains on sales of interests in real estate                                          (1,508)       (3,043)
       Equity in loss (income) of PREIT-RUBIN, Inc.                                         2,566          (274)
       Decrease in allowance for possible losses                                              (89)         (143)
       Change in assets and liabilities-
         Rents and sundry receivables                                                      (1,047)       (1,366)
         Deferred costs, prepaid real estate taxes and expenses                            (4,018)       (2,807)
         Accrued pension and retirement benefits                                              (33)          (26)
         Accrued expenses and other liabilities                                            (4,597)        2,264
         Tenants' deposits and deferred rents                                                 470            40
                                                                                        ---------    ----------
                  Net cash provided by operating activities                                19,571        20,020
                                                                                        ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                                (16,868)     (100,784)
   Investments in property under development                                              (28,408)      (19,435)
   Investment in and advances to PREIT-RUBIN, Inc.                                         (1,876)         (500)
   Investments in partnerships and joint ventures                                          (5,817)       (9,938)
   Cash proceeds from sale of real estate interests                                         4,693         3,008
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                          1,770           496
                                                                                        ---------    ----------
                  Net cash used in investing activities                                   (46,506)     (127,153)
                                                                                        ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                        (2,582)       (1,034)
   Repayment of mortgage notes payable                                                    (17,001)      (33,680)
   Net (payments) borrowings under revolving credit facility                              (55,673)      111,445
   Proceeds from mortgage notes payable                                                   120,500        51,014
   Proceeds from shares of beneficial interest issued                                         111           206
   Payment of deferred financing and equity offering costs                                 (1,438)       (1,076)
   Distributions paid to shareholders                                                     (18,777)      (18,750)
   Distributions paid to OP Unit holders                                                   (1,887)         (963)
   Distributions to other minority partners                                                  (287)          (19)
                                                                                        ---------    ----------
                  Net cash provided by financing activities                                22,966       107,143
                                                                                        ---------    ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (3,969)           10
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              6,135         1,324
                                                                                        ---------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   2,166    $    1,334
                                                                                        =========    ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Accrual of construction costs                                                        $   3,672    $       --
                                                                                        =========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest (net of capitalized interest of $1,500 and $1,190,
     respectively)                                                                      $  15,100    $    5,961
                                                                                        =========    ==========


        The accompanying notes are an integral part of these statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1999


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

2.    INVESTMENT IN PREIT-RUBIN, INC.:

PREIT-RUBIN, Inc. ("PRI") is responsible for various activities, including management, leasing and real estate development of certain of the Registrant's properties and for properties on behalf of third parties. Total management fees paid by the Registrant's properties to PRI are included in property operating expenses in the accompanying consolidated statements of income and amounted to $192,000 and $483,000 for the three and nine-month periods ended September 30, 1999, respectively, and $66,000 and $158,000 for the three and nine-month periods ended September 30, 1998, respectively. The Registrant's properties also paid leasing and development fees to PRI totaling $31,000 and $473,000 for the three and nine-month periods ended September 30, 1999, respectively, and $207,000 and $662,000 for the three and nine-month periods ended September 30, 1998, respectively.

Leasing and development fees paid by the Registrant's properties to PRI are capitalized and amortized to expense in accordance with the Registrant's normal accounting policies. Intercompany profits earned by PRI related to such activities are deferred and will be amortized to income over these same periods in order to more properly match revenues and expenses.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of the Registrant and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $695,000 and $2,398,000 for the three and nine-month periods ended September 30, 1999, respectively, and $880,000 and $2,621,000 for the three and nine-months periods ended September 30, 1998, respectively. As of September 30, 1999 and December 31, 1998, $1,034,000 and $1,682,000,
respectively, was due from these affiliates. Of these amounts, approximately $139,000 was collected subsequent to September 30, 1999.

Summarized unaudited financial information for PRI as of and for the three and nine-month periods ended September 30, 1999 and 1998 is as follows (in thousands):

                                                          For the Nine                       For the Three
                                                          Months Ended                        Months Ended
                                                          September 30                        September 30
                                               ---------------------------------   ---------------------------------
                                                     1999               1998             1999               1998
                                               ---------------   ---------------   ---------------   ---------------
       Total assets                               $    7,580      $    13,332         $    7,580      $    13,332
                                                  ==========      ===========         ==========      ===========

       Management fees                            $    3,640      $     3,663         $    1,171      $     1,186
       Leasing commissions                             4,202            6,736              1,800            4,235
       Development fees                                  665            1,001                190              438
       Other revenues                                  2,708            2,201              1,210              747
                                                  ----------      -----------         ----------      -----------

       Total revenue                              $   11,215      $    13,601         $    4,371      $     6,606
                                                  ==========      ===========         ==========      ===========

       Net (loss) income                          $   (2,702)     $       288         $     (651)     $     1,193
                                                  ==========      ===========         ==========      ===========

       Registrant's share of net (loss) income    $   (2,566)     $       274         $     (618)     $     1,133
                                                  ==========      ===========         ==========      ===========

3.    INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to the Registrant's equity in the assets and liabilities of 16 partnerships and joint ventures and 1 property under development at September 30, 1999, and 19 partnerships and joint ventures and 2 properties under development at December 31, 1998 and the Registrant's equity in income for the three and nine-month periods ended September 30, 1999 and 1998 (in thousands):


                                                                         September 30,        December 31,
                                                                             1999                 1998
                                                                         -------------        ------------
                                ASSETS
Investments in real estate, at cost:
   Multifamily properties                                                $    56,098          $    54,396
   Retail properties                                                         198,381              185,900
   Industrial property                                                            --                1,275
   Properties under development                                               58,448               25,601
   Land                                                                          279                  926
                                                                         -----------          -----------
                  Total investments in real estate                           313,206              268,098

   Less- Accumulated depreciation                                             68,617               64,478
                                                                         -----------          -----------
                                                                             244,589              203,620
Cash and cash equivalents                                                      8,562                7,107

Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                                33,086               34,923
                                                                         -----------          -----------

                  Total assets                                           $   286,237          $   245,650
                                                                         ===========          ===========
                   LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                   $   227,556          $   218,278

Bank loans payable                                                                --                3,260

Construction loans payable                                                    18,852                   --

Other liabilities                                                             19,987                9,675
                                                                         -----------          -----------
                  Total liabilities                                          266,395              231,213
                                                                         -----------          -----------
Net equity                                                                    19,842               14,437

Less: Partners' share                                                          2,241                  998
                                                                         -----------          -----------
Investment in partnerships and joint ventures                            $    17,601          $    13,439
                                                                         ===========          ===========

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES


                                                  Three Months Ended       Nine Months Ended
                                                     September 30            September 30
                                               ----------------------  ----------------------
                                                   1999        1998       1999        1998
                                               ----------   ---------  ----------  ----------
Gross revenues from real estate                $    14,388  $  13,703  $   42,909  $   41,750
                                               -----------  ---------  ----------  ----------
Expenses:
    Property operating expenses                      4,603      4,917      14,285      15,021
    Mortgage and bank loan interest                  4,398      4,043      13,027      12,369
    Depreciation and amortization                    2,291      2,021       6,756       6,175
                                               -----------  ---------  ----------  ----------
                                                    11,292     10,981      34,068      33,565
                                               -----------  ---------  ----------  ----------
                                                     3,096      2,722       8,841       8,185
Partners' share                                     (1,555)    (1,379)     (4,457)     (4,153)
                                               -----------  ---------  ----------  ----------
Equity in income of partnerships and joint
    ventures                                   $     1,541  $   1,343  $    4,384  $    4,032
                                               ===========  =========  ==========  ==========

4.    EARNINGS PER SHARE:

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the period, adjusted to give effect to common share equivalents. A reconciliation between basic and diluted Earnings Per Share is shown below (in thousands, except share and per share amounts):

                                                For the Three Months Ended            For the Nine Months Ended
                                                   September 30, 1999                     September 30, 1999
                                          -------------------------------------  --------------------------------------
                                                                      Per Share                               Per Share
                                            Income        Shares       Amount       Income        Shares       Amount
                                         -----------   ----------  ------------  -----------   ----------  ------------
BASIC EARNINGS PER SHARE:
   Net income                            $     5,064   13,321,934  $       .38   $    15,852   13,315,203  $      1.19
                                         ===========   ==========  ============  ===========   ==========  ===========
DILUTED EARNINGS PER SHARE:
   Net income                            $     5,064   13,321,934                $    15,852   13,315,203
   Share options issued                          --         8,375                        --         8,542
                                         -----------   ----------                -----------   ----------
                                         $     5,064   13,330,309  $       .38   $    15,852   13,323,745  $      1.19
                                         ===========   ==========  ============  ===========   ==========  ===========


                                               For the Three Months Ended               For the Nine Months Ended
                                                   September 30, 1998                       September 30, 1998
                                          -------------------------------------  -------------------------------------
                                                                      Per Share                             Per Share
                                            Income        Shares       Amount       Income        Shares      Amount
                                         -----------   ----------  ------------  -----------   ----------  -----------
BASIC EARNINGS PER SHARE:
   Net income                            $     7,016   13,299,723  $       .53   $    17,812   13,296,405  $      1.34
                                         ===========   ==========  ============  ===========   ==========  ===========
DILUTED EARNINGS PER SHARE:
   Net income                            $     7,016   13,299,723                $    17,812   13,296,405
   Share options issued                          --        18,222                        --        23,548
                                         -----------   ----------                -----------   ----------
                                         $     7,016   13,317,945  $       .53   $    17,812   13,319,953  $      1.34
                                         ===========   ==========  ============  ===========   ==========  ===========

5.    DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                                            Amount
                                                                                             Per
         Date Declared                 Record Date             Payment Date                 Share
        ----------------             -----------------       -----------------              ------
        October 18, 1999             November 30, 1999       December 15, 1999              $  .47

        October 13, 1998             November 30, 1998       December 15, 1998              $  .47

6.    COMMITMENTS AND CONTINGENCIES:

Environmental matters had arisen at certain properties for which reserves had previously been established. The reserves were established when the Registrant owned an interest in these properties. The Registrant no longer has an interest in these properties. In management's opinion, no material incremental cost will be incurred on these properties.

As part of the merger with PRI (formerly The Rubin Organization, Inc.) the Registrant entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., the Registrant's operating partnership, to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period, beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon the Registrant's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for the Registrant's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. The additional OP units issuable under the Contribution Agreement are accounted for as additional purchase price when such amounts are determinable. Through December 31, 1998, 162,500 contingent OP units have been earned, all of which have been issued.

At September 30, 1999, the Registrant is required to fund approximately $59.4 million ($37.3 million for wholly-owned properties and $22.1 million represents the Registrant's share for partnerships and joint ventures) to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

7.    SEGMENT INFORMATION:

The Registrant has four reportable segments: retail properties, multifamily properties, other, and corporate. The retail segment includes the operation and management of 21 regional and community shopping centers (11 wholly owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly owned and 5 owned in joint venture form). The other segment includes the operation and management of 6 retail properties under development (4 wholly owned and 2 owned in joint venture form), 5 industrial properties (all wholly owned) and 3 land parcels (1 wholly owned and 2 owned in joint venture form). The corporate segment is responsible for cash and investment management and certain other general support functions.

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

(In thousands)
                                                                                                     Adjustments
                                                                                                      to Equity       Total
Nine Months Ended September 30, 1999      Retail   Multifamily     Other   Corporate       Total       Method     Consolidated
------------------------------------    ---------  -----------  ---------  ---------    ---------   -----------   ------------
Real estate operating revenues          $ 46,108   $  38,589    $  1,155   $      --    $  85,852   $  (20,666)   $    65,184
Real estate operating expense             13,966      15,846          20          --       29,832       (6,543)        23,289
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
Net operating income                      32,142      22,743       1,135          --       56,020      (14,125)        41,895
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
General and administrative expenses           --          --          --      (2,617)      (2,617)          --         (2,617)
Interest income                               --          --          --         857          857           --            857
PRI net operating loss                        --          --          --      (1,360)      (1,360)       1,360             --
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
EBITDA                                    32,142      22,743       1,135      (3,120)      52,900      (12,765)        40,135
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
Interest expense                         (12,989)     (9,009)       (263)       (848)     (23,109)       6,966        (16,143)
Depreciation and amortization             (7,297)     (5,602)        (75)     (1,036)     (14,010)       4,101         (9,909)
PRI income taxes                              --          --          --         104          104         (104)            --
Gains on sales of interests in real
   estate                                    445          --       1,063          --        1,508           --          1,508
Minority interest in operating
   partnership                                --          --          --      (1,541)      (1,541)         (16)        (1,557)
Equity in interest of partnerships
   and joint ventures                         --          --          --          --           --        4,384          4,384
Equity in loss of PRI                         --          --          --          --           --       (2,566)        (2,566)
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
Net income (loss)                       $ 12,301   $   8,132    $  1,860   $  (6,441)   $  15,852   $       --    $    15,852
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
Investments in real estate, at cost     $280,940   $ 235,350    $ 43,940   $      --    $ 560,230   $       --    $   560,230
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
Total assets                            $364,401   $ 208,941    $ 74,206   $  15,240    $ 662,788   $ (131,108)   $   531,680
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
Recurring capital expenditures          $  1,718   $   4,696    $     --   $      --    $   6,414   $     (611)   $     5,803
                                        --------   ---------    --------   ---------    ---------   ----------    -----------

                                                                                                    Adjustments
                                                                                                      to Equity       Total
Nine Months Ended September 30, 1998      Retail   Multifamily     Other   Corporate       Total       Method     Consolidated
------------------------------------    ---------  -----------  ---------  ---------    ---------   -----------   ------------
Real estate operating revenues          $ 27,438   $  33,822    $  1,213   $     --     $  62,473   $  (20,397)   $     42,076
Real estate operating expense              8,648      14,467          18         --        23,133       (7,313)         15,820
                                        --------   ---------    --------   ---------    ---------   ----------    ------------
Net operating income                      18,790      19,355       1,195         --        39,340      (13,084)         26,256
                                        --------   ---------    --------   ---------    ---------   ----------    ------------
General and administrative expenses          --          --          --       (2,458)      (2,458)         --           (2,458)
Interest income                              --          --          --          400          400          --              400
PRI net operating income                     --          --          --        1,689        1,689       (1,689)            --
                                        --------   ---------    --------   ---------    ---------   ----------    -----------
EBITDA                                    18,790      19,355       1,195        (369)      38,971      (14,773)         24,198
                                        --------   ---------    --------   ---------    ---------   ----------    ------------
Interest expense                          (6,625)     (5,235)       (331)       (661)     (12,852)       6,560          (6,292)
Depreciation and amortization             (4,122)     (5,042)        (88)       (897)     (10,149)       3,667          (6,482)
PRI income taxes                             --          --          --         (240)        (240)         240             --
Gains on sales of interests in real
   estate                                  1,277       1,766         --          --         3,043          --            3,043
Minority interest in operating
   partnership                               --          --          --         (961)        (961)         --             (961)
Equity in interest of partnerships
   and joint ventures                        --          --          --          --           --         4,032           4,032
Equity in income of PRI                      --          --          --          --           --           274             274
                                        --------   ---------    --------   ---------    ---------   ----------    ------------
Net income (loss)                       $  9,320   $  10,844    $    776   $  (3,128)   $  17,812   $      --     $     17,812
                                        --------   ---------    --------   ---------    ---------   ----------    ------------
Investments in real estate, at cost     $204,756   $ 185,207    $ 28,245   $     --     $ 418,208   $      --     $    418,208
                                        --------   ---------    --------   ---------    ---------   ----------    ------------
Total assets                            $266,741   $ 188,963    $ 47,301   $   9,851    $ 512,856   $ (108,749)   $    404,107
                                        --------   ---------    --------   ---------    ---------   ----------    ------------
Recurring capital expenditures          $  1,029   $   2,855    $    --    $     --     $   3,884   $     (705)   $      3,179
                                        --------   ---------    --------   ---------    ---------   ----------    ------------

(In thousands)
                                                                                                    Adjustments
                                                                                                      to Equity       Total
Three Months Ended September 30, 1999      Retail   Multifamily     Other   Corporate       Total      Method     Consolidated
-------------------------------------    ---------  -----------  ---------  ---------    ---------  -----------   ------------
Real estate operating revenues           $ 15,655   $  13,004    $    379   $     --     $  29,038  $   (7,089)   $     21,949
Real estate operating expense               4,712       5,469           6         --        10,187      (2,262)          7,925
                                         --------   ---------    --------   ---------    ---------  ----------    ------------
Net operating income                       10,943       7,535         373         --        18,851      (4,827)         14,024
                                         --------   ---------    --------   ---------    ---------  ----------    ------------
General and administrative expenses           --          --          --         (771)        (771)        --             (771)
Interest income                               --          --          --          293          293         --              293
PRI net operating loss                        --          --          --         (149)        (149)        149            --
                                         --------   ---------    --------   ---------    ---------  ----------    ------------
EBITDA                                     10,943       7,535         373        (627)      18,224      (4,678)         13,546
                                         --------   ---------    --------   ---------    ---------  ----------    ------------
Interest expense                           (4,248)     (3,497)         (6)       (272)      (8,023)      2,347          (5,676)
Depreciation and amortization              (2,505)     (1,889)        (24)       (374)      (4,792)      1,408          (3,384)
Gains on sales of interests in real
   estate                                     --          --          162         --           162         --              162
Minority interest in operating
   partnership                                --          --          --         (507)        (507)        --             (507)
Equity in interest of partnerships and
   joint ventures                             --          --          --          --           --        1,541           1,541
Equity in loss of PRI                         --          --          --          --           --         (618)           (618)
                                         --------   ---------    --------   ---------    ---------  ----------    ------------
Net income (loss)                        $  4,190   $   2,149    $    505   $  (1,780)   $   5,064  $      --     $      5,064
                                         --------   ---------    --------   ---------=   ---------  ----------    ------------
Investments in real estate, at cost      $280,940   $ 235,350    $ 43,940   $     --     $ 560,230  $      --     $    560,230
                                         --------   ---------    --------   ---------    ---------  ----------    ------------
Total assets                             $364,401   $ 208,941    $ 74,206   $  15,240    $ 662,788  $ (131,108)   $    531,680
                                         --------   ---------    --------   ---------    ---------  ----------    ------------
Recurring capital expenditures           $    107   $     909    $    --    $     --     $   1,016  $     (120)   $        896
                                         --------   ---------    --------   ---------    ---------  ----------    ------------

                                                                                                     Adjustments
                                                                                                      to Equity        Total
Three Months Ended September 30, 1998      Retail   Multifamily     Other   Corporate      Total       Method      Consolidated
-------------------------------------    ---------  -----------  ---------  ---------   ---------    ----------    ------------
Real estate operating revenues           $   9,498  $    11,598  $     405  $     --    $  21,501    $   (6,733)   $     14,768
Real estate operating expense                2,982        5,104          5        --        8,091        (2,413)          5,678
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------
Net operating income                         6,516        6,494        400        --       13,410        (4,320)          9,090
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------
General and administrative expenses            --           --         --        (852)       (852)          --             (852)
Interest income                                --           --         --         145         145           --              145
PRI net operating income                       --           --         --       2,196       2,196        (2,196)            --
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------
EBITDA                                       6,516        6,494        400      1,489      14,899        (6,516)          8,383
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------
Interest expense                            (2,585)      (1,815)       (43)      (191)     (4,634)        2,177          (2,457)
Depreciation and amortization               (1,405)      (1,712)       (29)      (301)     (3,447)        1,216          (2,231)
PRI income taxes                               --           --         --        (647)       (647)          647             --
Gains on sales of interests in real
   estate                                    1,277          --         --         --        1,277           --            1,277
Minority interest in operating
   partnership                                 --           --         --        (432)       (432)          --             (432)
Equity in interest of partnerships and
   joint ventures                              --           --         --         --          --          1,343           1,343
Equity in income of PRI                        --           --         --         --          --          1,133           1,133
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------
Net income (loss)                        $   3,803  $     2,967  $     328  $     (82)  $   7,016    $      --     $      7,016
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------
Investments in real estate, at cost      $ 204,756  $   185,207  $  28,245  $     --    $ 418,208    $      --     $    418,208
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------
Total assets                             $ 266,741  $   188,963  $  47,301  $   9,851   $ 512,856    $ (108,749)   $    404,107
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------
Recurring capital expenditures           $     493  $       942  $     --   $     --    $   1,435    $     (387)   $      1,048
                                         ---------  -----------  ---------  ---------   ---------    ----------    ------------

8.    RECENT ACCOUNTING PRONOUNCEMENTS:

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

The Registrant expects to meet certain long-term liquidity requirements such as property development and acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the sale of properties, joint venture partnerships with capital sources and the issuance of additional equity securities.

The Credit Facility

As of September 30, 1999, $83.2 million of borrowings under the Credit Facility were outstanding. In addition, the Registrant has pledged $5.7 million under the Credit Facility as collateral for several letters of credit drawn to facilitate development projects. Subject to the terms and conditions of the Credit Facility, up to $61.1 million was available to fund property acquisitions, scheduled debt maturities and other uses. At September 30, 1999 the interest rate on the Credit Facility was 7.08%. The Credit Facility matures on December 31, 2000.

Mortgage Notes

In order to secure additional funds for its acquisition and development activities, on April 13, 1999, the Registrant concluded the financing of eight multifamily communities with $108.0 million of permanent, fixed-rate, long-term debt. With the financing, the Registrant replaced short-term floating rate debt with fixed rate, mortgage debt. The new debt carries a weighted average fixed interest rate of approximately 6.77%, equating to a spread of 158 basis points over the yield on ten year U. S. Treasury Notes at the time rates were locked. The eight properties secure the non-recourse loans, which amortize over 30 years and mature in May 2009. Proceeds from these newly-placed loans were used to
1) repay approximately $88.0 million of the Credit Facility, 2) pay off a short-term floating rate loan of approximately $17.0 million and 3) fund approximately $3.0 million in closing costs.

In addition to amounts due under the Credit Facility prior to December 31, 2000, a mortgage loan, secured by a property owned by one partnership in which the Registrant has an interest, matures by its terms. The balloon payment on this loan is $1.2 million of which the Registrant's proportionate share is $.6 million and is due August 2000. A mortgage loan on a property wholly-owned by the Registrant also matures by its terms. The balloon payment on this loan totals $14.9 million and is due November 2000.

Acquisitions and Dispositions

The Registrant is actively involved in pursing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, the Registrant has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, the Registrant is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, the Registrant is considering the disposition of its interests. There can be no assurance that the Registrant will consummate any such acquisition or disposition. In April 1999, the Registrant acquired a shopping center in Philadelphia, PA for $13.5 million, of which $12.5 million was funded by assumed debt and $1.0 million through the issuance of OP units. On September 22, 1999, the Registrant sold land which had a basis of $4.7 million for $3.6 million. The difference of $1.1 million had been previously reserved.

Development, Expansions and Renovations

The Registrant is involved in a number of development and redevelopment projects, which may require equity funding by the Registrant or third-party debt or equity financing. Currently, the Registrant is developing a site in Plymouth Meeting, PA for the Metroplex Shopping Center (a joint venture project) to build a 780,000 square foot power center. During May 1999, the Registrant, along with its joint venture partner, acquired the 103-acre site for this development project. The Registrant has also began construction of a 560,000 square foot power center for Paxton Towne Centre located in Harrisburg, PA. For each development and redevelopment project, the Registrant will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Registrant's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects.

Funds from Operations

Funds from operations (FFO) increased by approximately $3.9 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, as follows:

              (In thousands, except                       Three Months Ended              Nine Months Ended
                  share amounts)                             September 30                  September 30
                                                    -----------------------------   -----------------------------
          Funds from Operations(1)                       1999             1998           1999            1998
-----------------------------------------------     ------------    -------------   -------------   -------------
Income before minority interest in operating
   partnership                                      $      5,571    $       7,448   $      17,409   $      18,773

Less:  Gains on sales of interests
   in real estate                                           (162)          (1,277)         (1,508)         (3,043)

Add:
   Depreciation and amortization-
   Wholly-owned and consolidated partnerships              3,326            2,151           9,748           6,328
   Unconsolidated partnerships and joint ventures          1,127              985           3,323           2,992
   Excess purchase price over net assets acquired             54               29             161              87

Less:
   Refinancing prepayment fee                                 --               --              55              --
   Depreciation of non-real estate assets                    (60)             (57)           (180)           (171)
   Amortization of deferred financing costs                 (173)            (117)           (549)           (360)
                                                    ------------    -------------   -------------   -------------

Funds from operations                               $      9,683    $       9,162   $      28,459   $      24,606
                                                    ============    =============   =============   =============

Weighted average number of shares outstanding         13,321,934       13,299,723      13,315,203      13,296,405

Weighted average effect of full
   conversion of OP Units                              1,335,662          811,465       1,310,183         701,951
                                                    ------------    -------------   -------------   -------------

                                                      14,657,596       14,111,188      14,625,386      13,998,356
                                                    ============    =============   =============   =============

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

Cash Flows

During the nine months ended September 30, 1999, the Registrant generated $19.6 million in cash flow from operating activities. Investing activities used cash of $46.6 million including (i) $28.4 million in investments in property under development, net of payables, (ii) $16.9 million in investments in wholly-owned real estate assets, (iii) $7.7 million in investments in the affiliated management company and partnerships, offset by (iv) cash proceeds from the sale of a partnership interest of $4.7 million and (v) distributions from partnerships in excess of equity in income of $1.7 million. Financing activities provided cash flow of $22.9 million and included (i) $120.5 million in net proceeds from mortgages, (ii) the payoff of matured debt of $17.0 million and
(iii) a net paydown of $55.7 million under the Registrant's Credit Facility, offset by (iv) $20.9 million of distributions to shareholders, OP unit holders and minority interests, (v) payments of deferred financing costs of $1.4 million, and (vi) principal installments on mortgages of $2.6 million.

Commitments

At September 30, 1999, the Registrant is required to fund approximately $59.4 million ($37.3 million for wholly-owned properties and $22.1 million represents the Registrant's share for partnerships and joint ventures) to complete current development and redevelopment projects. The Registrant has placed $30.0 million in construction loans for wholly-owned properties and has a share in $21 million in construction financing for partnerships and joint ventures. In connection with certain development properties, PREIT Associates, L.P., may be required to issue additional OP units upon the achievement of certain financial results.

Interest Rate Protection

In order to reduce exposure to variable interest rates, the Registrant entered into a six-year interest rate swap agreement with First Union on $20.0 million of indebtedness which fixes a rate of 6.12% per annum versus 30-day LIBOR until 2001.

Contingent Liability

The Registrant along with certain of its joint venture partners has guaranteed debt totaling $7.0 million.

Results of Operations

Three Month Periods Ended September 30, 1999 and 1998

Gross revenues from real estate increased by $7.2 million to $21.9 million for the three-month period ended September 30, 1999, as compared to the corresponding period in 1998. The 1999 period included $6.5 million of increased revenues attributable to the acquisitions made by the Registrant during 1998 (the "1998 Acquisitions") as described in the Registrant's 1998 Form 10-K. Acquisitions made during 1999 (the "1999 Acquisitions") accounted for an additional $0.6 million of revenues. Revenues from properties owned during both periods increased by $0.1 million primarily as a result of an increase in multifamily revenues.

Property operating expenses increased by $2.2 million to $7.9 million. This increase is entirely attributable to an increase of operating expenses from the 1998 Acquisitions.

Depreciation and amortization increased by $1.2 to $3.4 million primarily as a result of the 1998 Acquisitions and increased amortization of financing costs related to the financing of multifamily properties.

Interest expense increased by $3.3 million to $5.7 million. This increase is primarily attributable to $1.3 million of interest expense on mortgaged properties from the 1998 Acquisitions. This increase also includes $1.8 million of interest expense incurred on the newly placed multifamily mortgages. Approximately $0.2 million of this increase is from the 1999 Acquisitions.

Equity in income of partnerships and joint ventures increased by $0.2 million to $1.5 million. The 1999 period includes an increase of $0.1 million of equity in income attributable to the 1998 Acquisitions. Equity in income of properties owned during both periods increased by $0.1 million.

Equity in net loss of PRI for the 1999 period was $0.6 million as compared to net income of $1.1 million in the 1998 period. This decrease of $1.7 million is primarily attributable to a non-recurring leasing commission earned during the 1998 period in the amount of $1.4 million.

Minority interest in the operating partnership increased from $0.4 million to $0.5 million as a result of OP units issued in connection with five acquisitions during 1998 and additional contingent OP units issued under the Contribution Agreement. Minority interest partners held a 9.11% and 5.75% average interest in the operating partnership for the three-month period ended September 30, 1999 and 1998, respectively.

Gains on sales of interests in real estate in the 1999 period were $0.2 million from the sale of land. Gains on sales of interests in real estate in the 1998 period were $1.3 million from the sales of shopping centers.

Net income for the quarter ended September 30, 1999 decreased to $5.1 million from $7.0 million as reported in the comparable period in the prior year.

Nine Month Periods Ended September 30, 1999 and 1998

Gross revenues from real estate increased by $23.1 million to $65.2 million for the nine-month period ended September 30, 1999, as compared to the corresponding period in 1998. The 1999 period increased by $21.3 million attributable to the 1998 Acquisitions as described in the Registrant's 1998 Form 10-K. The 1999 Acquisitions accounted for an additional $1.0 million of revenues. Revenues from properties owned during both periods increased by $0.8 million as a result of an increase in multifamily revenues.

Property operating expenses increased by $7.5 million to $23.3 million. Of this increase $7.2 million is attributable to expenses from the 1998 acquisitions. The 1999 acquisitions accounted for an additional $0.1 million of expenses. Expenses from properties owned during both periods increased by $.2 million.

Depreciation and amortization increased by $3.4 million to $9.9 million entirely as a result of the 1998 Acquisitions and increased amortization of financing costs related to the financing of multifamily properties.

Interest expense increased by $9.8 million to $16.1 million. Interest expense attributable to mortgaged properties increased by $4.7 million due primarily to the 1998 Acquisitions. Interest expense incurred against the Registrant's Credit Facility to fund the 1998 Acquisitions increased by $1.4 million. The 1999 acquisitions accounted for an additional $0.4 million of interest expense. Interest expense incurred on the newly placed mortgages resulted in a $3.3 million increase.

Equity in income of partnerships and joint ventures increased by $0.4 million to $4.4 million. This increase in 1999 is primarily attributable to the 1998 Acquisitions.

Equity in net loss of PRI for the 1999 period was $2.5 million as compared to net income of $0.3 million in the 1998 period. This decrease of $2.8 million is attributable to a non-recurring leasing commission earned during the 1998 period in the amount of $1.7 million. In addition, operating expenses increased by $1.0 million in 1999.

Minority interest in the operating partnership increased from $1.0 million for the nine months ended September 30, 1998 to $1.6 million for the nine months ended September 30, 1999 as a result of OP units issued in connection with five acquisitions during 1998 and additional contingent OP units issued under the Contribution Agreement. Minority interest partners held a 8.96% and 5.01% average interest in the Operating Partnership for the nine-month period ended September 30, 1999 and 1998, respectively.

Net income decreased by $2.0 million from $17.8 million in 1998 to $15.8 million in 1999.

Year 2000 Issues

Overview of Y2K Issue

The Year 2000 or "Y2K" problem refers to the concept that many existing programs can use only two digits to identify a year in the date field. Those programs were designed and developed at a time when data storage was expensive, and the impact of the upcoming century change was not considered. If not corrected, many programs may fail or provide inaccurate results at the turn of the century. The Registrant, its tenants and vendors use information systems and control systems which may be affected by the Y2K problem.

The Y2K Remediation Plan

In 1997, the Registrant began assessing the issues surrounding the Y2K problem. Representatives from management and various departments at regional and home offices, including property management, financial, risk management and information systems participated in this assessment.

The Registrant decided to divide the plan into two critical areas: information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems"). The Registrant established a Y2K Remediation Plan consisting of the following phases with respect to each IT and Non-IT System: inventorying systems and devices that are vulnerable to the Y2K problem, assessment of the criticality of the inventoried items, remediation of the noncompliant items, and testing of the corrections that have been applied.

Area One - IT Systems

The Registrant further delineated this phase into three segments. The first segment is the core financial systems, namely, the accounting and payroll systems. The Registrant believes these are its mission critical systems and has determined these systems to be Y2K compliant.

The second segment covers desktop computing systems. As of this writing, the Registrant is continuing to replace a number of its desktop computers. These computers are either older models which may become subject to Y2K errors or which are incapable of running current versions of software programs which are Y2K compliant. In addition to replacement of computer hardware, the Registrant has and is continuing to replace or upgrade computer software which may become subject to Y2K errors. The remediation of these desktop computing systems is ongoing and is expected to be completed by the end of 1999.

The third segment covers network computing and telecommunication systems. The Registrant's computer systems are interconnected through local and wide area networks. These networks rely on sophisticated telecommunications equipment. The Registrant has identified the aspects of these networks which are expected to be impacted by the Y2K problem and the actions necessary to remediate these issues. The Registrant is in the process of upgrading a significant part of the hardware and software which are utilized in its network. The internal network computing systems upgrade is expected to be completed by the end of 1999. The network is also reliant on the services of many external telecommunications providers which are facing Y2K challenges.

Area Two - Non-IT Systems

The Registrant has identified several categories of Non-IT Systems used at the real estate assets which have the most exposure to Y2K problems. These categories include:

o        Building Automation (e.g. Energy Management)
o        Security Alarm Systems
o        Fire and Life Safety Systems
o        Elevators and Escalators
o        Exterior Lighting

The Registrant has completed the first phase of its Remediation Plan for these Non-IT Systems by compiling an inventory of the related machines and equipment. The Registrant engaged the assistance of outside engineering consultants to identify the potential Y2K problems which may impact the performance of these systems. The consultants did not identify any material property systems that are not Y2K compliant. The Registrant continues to respond to several of the consultant's findings where areas of possible non-compliance were identified. These areas are not expected to result in a significant Y2K related interruption of services. Management is currently working to mitigate the remaining risks associated with these findings, and is expected to complete this remediation by the end of the fourth quarter of 1999.

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

Because the Registrant's major source of income is rental payments under its tenants' leases, the failure of IT Systems is not expected to have a significant effect on the Registrant's financial condition and results of operation. Even if the Registrant or its tenants were to experience problems with IT Systems, the rental payments under its tenants' leases would not be pardoned.

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

The Registrant considered the findings of the outside engineering consultants and concluded that, based on such findings, the Y2K issues would not have a material adverse impact on its financial condition or results of operations.

Y2K Problems of Registrant's Vendors

The success of the Registrant's business is not dependent on the operations of any one vendor or supplier. Accordingly, if any of the Registrant's vendors or suppliers fails to operate due to Y2K related problems, the Registrant expects to be able to engage alternate providers without encountering any significant effect on its financial condition and results of operations. In an effort to further its Y2K readiness, the Registrant has surveyed major business partners, vendors and suppliers relative to their Y2K compliance.

Developing Contingency Plans

After evaluating the results of a study of both its IT and Non-IT Systems, the Registrant developed contingency plans to mitigate the remaining risks associated with potential Y2K issues. Under such contingency plans, affected systems could be operated in manual modes or alternate systems could be used to bypass affected systems.

Management has determined that the appropriate total cost of its Y2K Plan and the potential related impact on operation's amounts incurred to date have been approximately $150,000 and the estimated remaining expenses of Y2K remediation are expected to be approximately $200,000.

Costs associated with Y2K problems could have a material impact on the Registrant's operations.

Summary

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Material failures could materially and adversely affect the Registrant's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of tenants and third party suppliers, the Registrant is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Registrant's results of operations, liquidity or financial condition. Furthermore, the Registrant does not believe it is possible to identify and remediate all of the possible Y2K problems that could impact its IT Systems or the functionality of its Non-IT Systems. The Y2K Plan is expected to significantly reduce the Registrant's level of uncertainty about the Y2K problem and, in particular, about the Y2K completion and readiness of its IT Systems and Non-IT Systems. The Registrant's management believes that with the completion of the Y2K Plan as scheduled, the possibility of significant interruptions should be reduced.

Readers are cautioned that forward looking statements contained in the Year 2000 update should be read in conjunction with the Registrant's disclosures under the heading: "FORWARD LOOKING STATEMENTS."

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


As of December 31, 1998, the Registrant's consolidated debt position consisted of $150.0 million in fixed rate mortgage notes, $17.0 million in floating rate mortgage notes, and $135.3 million borrowed under its revolving Credit Facility. As a result of certain refinancing and additional borrowings to fund property acquisitions and development activities, the Registrant's consolidated debt position consisted of $267.9 million in fixed rate mortgage notes and $83.2 million borrowed under its revolving Credit Facility.

A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $13.6 million at September 30, 1999. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $14.6 million at September 30, 1999. Based on the variable-rate debt included in the Registrant's debt portfolio, including an interest rate swap agreement, as of September 30, 1999, a 100 basis point increase in interest rates would result in an additional $0.6 million in interest incurred at September 30, 1999. A 100 basis point decrease would reduce interest incurred by $0.6 million at September 30, 1999.

There have been no material changes in the Registrant's qualitative disclosures about market risk in 1999. Reference is made to Item 7A in the Registrant's Form 10-K for the year ended December 31, 1998.

Part II.  Other Information

Item 5.  Other Information

The Registrant issued a press release on November 12, 1999 containing financial information for the quarter ended September 30, 1999. A copy of the press release is attached hereto as Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       27. Financial Data Schedule (included in electronic filing format)

       99. Press Release, issued November 12, 1999, containing financial information for the period ended September 30, 1999

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




                         PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                     Registrant


                         By    /s/   Ronald Rubin
                           ----------------------------------------------
                                     Ronald Rubin
                                     Chief Executive Officer


                         By    /s/   Edward A. Glickman
                           ----------------------------------------------
                                     Edward A. Glickman
                                     Executive Vice President and
                                     Chief Financial Officer


                         By    /s/   Dante J. Massimini
                           ----------------------------------------------
                                     Dante J. Massimini
                                     Senior Vice President-Finance and Treasurer




Date: November 15, 1999