Form 10-K
period 1999-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2000-03-30
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K
                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

                                                         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______________to _______________

                           Commission File No. 1-6300

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                            23-6216339
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

The Bellevue                                                       19102
200 S. Broad St.                                                 (Zip Code)
Philadelphia, Pennsylvania
(address of principal executive office)

Registrant's telephone number, including area code:  (215) 875-0700

Securities Registered Pursuant to Section 12(b) of the Act:

                   Title of Each Class                                Name of each exchange on which registered
                   -------------------                                -----------------------------------------
(1) Shares of Beneficial Interest, par value $1.00 per share                    New York Stock Exchange
(2) Rights to Purchase Shares of Beneficial Interest                            New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

The aggregate market value, as of March 20, 2000, of the voting shares held by non-affiliates of the registrant was $198,779,441. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 20, 2000, 13,343,821 Shares of Beneficial Interest, par value $1.00 per share (the "Shares"), of Pennsylvania Real Estate Investment Trust were outstanding.

                       Documents Incorporated by Reference

The Registrant's definitive proxy statement for its May 10, 2000 Annual Meeting is incorporated by reference in Part III hereof.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                              --------------------

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                               -------------------

                                TABLE OF CONTENTS

                                     PART I

                                                                                                           Page
Item 1.  Business............................................................................................1

Item 2.  Properties.........................................................................................22

Item 3.  Legal Proceedings..................................................................................23

Item 4.  Submission of Matters to a Vote of
            Security Holders................................................................................23

                                                    PART II

Item 5.  Market for Our Common Equity and Related Shareholder Matters.......................................24

Item 6.  Selected Financial Data............................................................................26

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations...................................................................................27

Item 7A. Quantitative and Qualitative Disclosure About Market Risk..........................................39

Item 8.  Financial Statements and Supplementary Data........................................................39

Item 9.  Disagreements on Accounting and Financial Disclosure...............................................39

                                                    PART III

Item 10. Trustees and Executive Officers of the Trust.......................................................39

Item 11. Executive Compensation.............................................................................40

Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................40

Item 13. Certain Relationships and Related Transactions.....................................................40

                                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................40

Item 1.  Business

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust ("PREIT"), conducts substantially all of its operations through PREIT Associates, L.P., a Delaware limited partnership. As used in this report, unless the context requires otherwise, the terms "Company," "we," "us" and "our" includes PREIT, PREIT Associates and their subsidiaries and affiliates, including PREIT-RUBIN, Inc. (formerly The Rubin Organization, Inc.), a commercial property development and management firm in which PREIT owns 95% of the economic interests in the form of non-voting common shares.

The Company

         PREIT, which is organized as a business trust under Pennsylvania law, is a fully integrated, self-administered and self-managed real estate investment trust, founded in 1960, which acquires, develops, redevelops and operates retail and multifamily properties.

         We own interests in 22 shopping centers containing an aggregate of approximately 8.3 million square feet, 19 multifamily properties containing 7,242 units and five industrial properties with an aggregate of approximately 549,000 square feet. We also own interests in six shopping centers currently under development, which we expect to contain an aggregate of approximately 3.1 million square feet upon completion. Three of the development properties are under construction currently and we anticipate that the remaining three development properties will be completed during the year 2001. We cannot assure you that all six development properties will be completed successfully.

         We also provide management, leasing and development services to 17 retail properties containing approximately 7.7 million square feet, 7 office buildings containing approximately 1.9 million square feet and 3 multifamily properties with approximately 1.4 million square feet for affiliated and third-party owners.

Recent Developments

         In the first quarter of 2000, we and an unrelated third-party formed a partnership and purchased the Willow Grove Park shopping center in Willow Grove, Pennsylvania for approximately $140 million. Upon completion of certain requirements, including the funding of an expansion of the shopping center, our current 0.01% interest in the partnership that owns the shopping center will increase to a subordinated 50% interest.

         In the first quarter of 2000, we purchased, for $11 million, including the assumption of debt, our partner's 35% interest in the Emerald Point Multifamily Community. The property is now 100% owned and operated by us.

Our Structure

         PREIT Associates holds substantially all of our assets. As the sole general partner of PREIT Associates, we have the exclusive power to manage and conduct PREIT Associates' business, subject to limited exceptions. As of December 31, 1999, we owned approximately 90.7% of PREIT Associates. We anticipate that all acquisitions of interests in real estate will be owned, directly or indirectly, by PREIT Associates. Below is a diagram of our ownership structure, including PREIT Associates and PREIT-RUBIN, as of December 31, 1999.

                           +--------------------------+
                           | Pennsylvania Real Estate |
                           |  Investment Trust(1)     |
                           +--------------------------+
                                       | 90.7%
                                       |
                                       |
                                       |    +------------+
                                       |    | Minority   |
                                       |    | Limited    |
                                       |    | Partners(2)|
                                       |    +------+-----+
 +----------------+                    |            | 9.3%
 | Employee Stock |                    |            |
 | Bonus Plan     |                    |            |
 +----------------+                    |            |
    | 5% (voting)                      |            |
    |                      +-----------+------------+-+
    |      +---------------|  PREIT Associates, L.P.  |
    |      |               +-----------+--------------+
    |      |                           |
    |      | 95% (non-voting)          |
    |      |                           |
 +-----------------+                   |
 |    PREIT-RUBIN, |                   |
 |       Inc.      |                   |
 +-----------------+                   |
                                       |
                                       |
                                       |
                           +-------------------------+
                           |      52 Properties(3)   |
                           +-------------------------+
----------------------

(1) Sole general partner of the PREIT Associates. Of our 90.7% interest in PREIT Associates, we hold 99.3% of our units of limited partnership interest in PREIT Associates ("Units") as a Class A Limited Partner and 0.7% of our Units as the sole general partner.

(2) Includes an aggregate of 826,258 Units, 5.6% of the aggregate of all Units outstanding, owned by the persons who were shareholders and affiliates of The Rubin Organization before our acquisition of The Rubin Organization, including Ronald Rubin, PREIT's Chief Executive

         Officer and one of its Trustee. Under the terms of our acquisition of The Rubin Organization, these individuals have the right to receive up to 637,500 additional Units in respect of their former ownership interest in The Rubin Organization, depending on our adjusted funds from operations over the three year, nine month period commencing on January 1, 1999, and also to receive additional Units in respect of their interest in three of the development properties and a completed joint venture project we acquired rights to as part of the acquisition. Although not yet issued, the former shareholders and affiliates of The Rubin Organization are entitled to 167,500 units for the 12 month period from January 1, 1999 through December 31, 1999.

(3) Interests in some of these properties are (i) owned directly by us under arrangements in which the entire economic benefit of ownership has been pledged to PREIT Associates, or (ii) owned directly by PREIT Associates. PREIT Associates' interest in these properties ranges from 40% to 100%.

The Existing Retail Properties

         At December 31, 1999, we had interests in 22 retail properties containing an aggregate of approximately 8.3 million square feet. PREIT-RUBIN currently operates fourteen of these properties, of which twelve are wholly-owned and two are joint ventures. The remaining eight joint venture retail properties are managed by our joint venture partners, or an entity we or our joint venture partners designate, and in most instances a change in the management of the property requires the concurrence of both partners. Eleven of the 22 retail properties (containing an aggregate of approximately 4.9 million square feet) are located in Pennsylvania, three (containing an aggregate of approximately 0.5 million square feet) are located in Florida, two (containing an aggregate of approximately 1.0 million square feet) are located in Maryland, two (containing an aggregate of approximately 0.3 million square feet) are located in Delaware, two (containing an aggregate of approximately 0.8 million square feet) are located in South Carolina, and one is located in each of Massachusetts and New Jersey (containing an aggregate of approximately 0.8 million square feet).

         The following table presents information regarding the existing retail properties, as of December 31, 1999:

                                                                                   Total
                                                                                   Leased
                                               Year Built      Total     Owned     GLA(3)
                                    Percent       or          Square     Square    Square   Percent
Real Property         Location       Owned*   Renovated(1)    Feet(2)    Feet(2)    Feet    eased(4)           Anchors
-------------         --------       ------   ------------    -------     ----      ----    --------           -------
Lehigh Valley    Allentown, PA        50%     1977/1996    1,051,253   698,900     685,054     98%  JC Penney, Strawbridges, Macy's
Mall

The Court at     Langhorne, PA        50%          1996      704,486   456,862     456,862     100  Dicks Sporting Goods, Best Buy,
Oxford Valley                                                                                       Pharmor, HomePlace, The Home
                                                                                                    Depot, BJ Wholesale Club

North            North Dartmouth,    100%     1971/1987      637,866   637,866     552,384    86.6  JC Penney, Sears, Ames, General
Dartmouth Mall   MA                                                                                 Cinema

Whitehall Mall   Allentown, PA        50%  1964/82/98/99     530,096   530,096     516,321    97.4  Sears, Kohl's, Bed, Bath &
                                                                                                    Beyond

Magnolia Mall    Florence, SC        100%     1979/1992      566,771   566,771     548,567    96.8  JC Penney, Sears, Belk, Rose's

Laurel Mall      Hazleton, PA         40%     1973/1995      558,801   558,801     528,579    94.6  Boscov's, Kmart, JC Penney

Palmer Park      Easton, PA           50%     1972/1982      456,879   456,879     425,624    93.2  The Bon-Ton, Boscovs
Mall

Forestville S/C  Forestville, MD     100%     1974/1983      217,934   217,934      99,078    45.5  Ames, US Postal Service, Super
                                                                                                    Fresh

Mandarin         Jacksonville, FL    100%          1986      238,861   215,013     215,013     100  Walmart, Upton's, Carmike
Corners                                                                                             Cinemas

Springfield      Springfield, PA      50%     1963/1997      268,500   122,831      93,946    76.5  Target, Bed Bath & Beyond
Park I & II(5)

Rio Mall         Rio Grande, NJ       60%     1973/1992      165,583   165,583     159,145    96.1  Kmart, Staples

Crest Plaza S/C  Allentown, PA       100%     1959/1991      157,370   157,370     107,986    68.6  Weis Market, Eckerd Drug Store

Park Plaza S/C   Pinellas Park, FL    50%     1963/1983      155,528   155,528     144,886    93.2  Eckerd Drug Store, Ace
(6)                                                                                                 Hardware, Publix Supermarket

South Blanding   Jacksonville, FL    100%          1986      106,857   106,857     100,357    93.9  Food Lion, Scotty's
Village

Ingleside        Thorndale, PA        70%     1981/1995      101,271   101,271     101,271     100  Kmart
Center

Festival at      Exton, PA           100%          1991      144,952   144,952     134,375    92.7  Sears Hardware, Clemens
Exton

Northeast        Philadelphia, PA     89%          1998      479,498   479,498     298,696    62.3  Home Depot, Dicks Sporting
Tower Center                                                                                        Goods
(7)

Prince           Hyattsville, MD     100%     1959/1990      744,911   744,911     624,717    83.9  GC Murphy, JC Penney, Hechts
Georges Plaza

Red Rose         Lancaster, PA        50%          1998      463,042   263,452     261,291    99.2  Weis Market, Home Depot
Commons

Valleyview S/C   Wilmington, DE      100%          1999       55,798    55,798      52,598    94.3  Genuardis

Florence         Florence, SC        100%          1991      197,258   197,258     107,318    54.4  Tags Store, Goodys Family
Commons S/C                                                                                         Clothings

Christiana       Newark, DE          100%          1998      302,439   302,439     293,839    97.2  Costco, Dicks Sporting Goods
Power Center
Phase I
                                                           --------- ---------   ---------   -----
         Total/Weighted Average                            8,305,954 7,336,870   6,507,907   88.7%
         (22 Properties)                                   ========= =========   =========   =====

-----------------------
* By PREIT Associates; we own approximately 90.7% of PREIT Associates.

(1) Year initially completed and, where applicable, the most recent year in which the property was renovated substantially or an additional phase of the property was completed.
(2) Total Square Feet includes space owned or ground leased by anchors. Owned Square Feet and Percent Leased excludes such space.
(3)     GLA stands for Gross Leasable Area.
(4) Percent Leased is calculated as a percent of Owned Square Feet for which leases were in effect as of December 31, 1999.
(5) With respect to Phase I, we have an undivided one-half interest in one of three floors in a free standing department store.
(6)     We sold our interest to our joint venture partner in January 2000.

(7) We expect to acquire the remaining 11% ownership interest during the first quarter of 2002. A portion of the center is currently under development.

        The following table presents information regarding each anchor in the existing retail properties:


                            Anchor and Square Footage
                             as of December 31, 1999

                                   # Anchor        Square Footage               Square Footage            Total Square
Anchor Name(1)                     Stores         Owned By Anchors             Leased By Anchors       Footage Occupied
-----------                       --------        ----------------             -----------------       ----------------
Ames                                  2                     -                     166,539                  166,539
Bed, Bath & Beyond                    2                     -                      91,975                   91,975
Belk                                  1                     -                     115,793                  115,793
Best Buy                              1                     -                      59,620                   59,620
BJ's                                  1               116,872                           -                  116,872
Boscov's                              2                     -                     375,110                  375,110
Circuit City                          2                     -                      64,733                   64,733
Clemens Markets                       1                     -                      40,000                   40,000
Costco                                1                     -                     140,814                  140,814
Dick's Sporting Goods                 3                     -                     158,101                  158,101
Food Lion                             1                     -                      29,000                   29,000
Genuardi's                            1                     -                      47,500                   47,500
Goody's Clothing                      1                     -                      29,940                   29,940
Hecht's                               1                     -                     195,655                  195,655
Home Depot                            3               265,310                     136,633                  401,943
Home Place                            1                     -                      54,096                   54,096
IGA*                                  1                     -                      21,700                        -
J.C. Penney                           5               187,659                     403,147                  590,806
K-Mart                                3                     -                     334,858                  334,858
Kohl's                                1                     -                      81,785                   81,785
Macy's                                1                     -                     212,000                  212,000
Pet Smart                             3                     -                      81,504                   81,504
Pharmor                               1                     -                      45,712                   45,712
Publix                                1                     -                      33,490                   33,490
Rose's                                1                     -                      53,200                   53,200
Scotty's                              1                     -                      44,921                   44,921
Sears Hardware                        1                     -                      20,425                   20,425
Sears                                 3                     -                     412,454                  412,454
Staples                               1                     -                      20,000                   20,000
Strawbridges                          1               164,694                           -                  164,694
Super Fresh*                          1                     -                      25,622                        -
Tags Stores                           1                     -                      40,000                   40,000
Target                                1               145,669                           -                  145,669
The Bon Ton                           1                     -                     122,125                  122,125
Upton's*                              1                     -                      51,800                        -
Walmart                               1                23,848                      58,074                   81,922
Weis Market                           2                65,032                      45,000                  110,032
                                     --               -------                   ---------                ---------
                      Total          56               969,084                   3,813,326                4,683,288
                                     ==               =======                   =========                =========

---------------------
(1)      Actual tenant may be an affiliate of the entity listed.

* Leased, but currently vacant

         The following table presents, as of December 31, 1999, scheduled lease expirations of malls and shopping centers for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights:

                                                                                            Average
                                                                                           Base Rent       % of Total
                                                     Annualized       Approximate         Per Square   Leased GLA (1)
                                     Number of        Base Rent       Square Feet            Foot of   Represented By
         Year Ending                    Leases      of Expiring       Of Expiring           Expiring         Expiring
         December 31                  Expiring           Leases            Leases             Leases           Leases
         -----------                 ---------      -----------       -----------         ----------   --------------
            2000                         79         $2,971,007           255,092             $11.65            3.97%

            2001                         84          4,611,601           612,309               7.53            9.52%

            2002                         71          3,268,485           214,481              15.24            3.34%

            2003                         66          4,176,674           325,595              12.83            5.06%

            2004                         64          5,089,944           460,660              11.05            7.16%

            2005                         41          3,806,623           273,374              13.92            4.25%

            2006                         52          5,831,277           625,802               9.32            9.73%

            2007                         43          5,743,106           689,447               8.33           10.72%

            2008                         41          4,811,505           627,878               7.66            9.76%

            2009                         41          4,981,825           281,634              17.69            4.38%
                                         --          ---------           -------              -----            -----

            Total/                      582        $45,292,047         4,366,272             $10.37           67.89%
            Weighted                    ===        ===========         =========             ======           ======
            Average


------------------
(1) Percentage of total leased GLA equals the approximate GLA of expiring leases divided by the total leased GLA square feet (6,430,541)


The Development Properties

         We have rights in six development properties - Paxton Towne Centre, Metroplex Shopping Center, Creekview Shopping Center, Pavilion at Market East, Christiana Power Center Phase II and Frankford Arsenal. We acquired our rights to Metroplex Shopping Center and Christiana Power Center Phase II when we acquired The Rubin Organization, and we hold our rights subject to a contribution agreement executed in connection with that acquisition. The contribution agreement provides for PREIT Associates to issue Units, according to a formula, to former affiliates of The Rubin Organization as consideration for our rights in these properties.

         As Metroplex Shopping Center and Christiana Power Center Phase II are completed and leased up, they will be valued based on the following principles:

            o all space leased and occupied by credit-worthy tenants will be valued at ten times adjusted cash flow, computed as specified in the agreement;

            o all space leased to a credit-worthy tenant but unoccupied will be valued at ten times adjusted cash flow calculated as though the space was built and occupied as shown in the property's budget; and

            o space not leased or occupied, whether built or unbuilt, will be valued as mutually agreed on or, failing agreement, by appraisal.

         Additional provisions exist for valuing triple net lease/purchase arrangements. Although each project will be valued as completed and an "account" established against which Units will be deemed to be credited, as well as deemed cash in an amount that would have been distributed on these deemed Units and a 10% interest factor on this deemed cash, no consideration will be paid until the earlier of:

            o  the completion of the last property;

            o  our abandonment of any uncompleted projects; or

            o  September 30, 2002.

         At that time, we will value any uncompleted projects and PREIT Associates will issue Units equal in value to 50% of the amount, if any, by which the value of PREIT Associates' interest in each project exceeded the aggregate cost of the project at the time of completion. Negative amounts arising in connection with the completion or abandonment of any project will be netted back against earlier completed projects in order of completion. Units issued in respect of the foregoing valuations of the projects will be valued at the greater of (1) the average of the closing prices of the Shares for the twenty trading days before the date of the completion valuation and (2) $19.00. If the average of the closing prices of the Shares on the 20 trading days before each valuation is less than $19.00, PREIT Associates will issue additional Units, of a new class but equal in value to those Units not issued because of the operation of the pricing limitation.

         The following table presents information, as of December 31, 1999, regarding the development properties:

                                                       Percent                    Planned
                                                      Owned Or        Planned      Owned
                                                        To Be         Square      Square                             Expected
       Development Property           Location        Acquired*        Feet       Feet(1)        Status(2)          Completion
       --------------------           --------        ---------        ----       -------        ---------          ----------
Paxton Towne Center            Harrisburg, PA            100%(3)     695,251      570,826      Construction    4th Quarter of 2000

Metroplex Shopping Center      Plymouth Meeting, PA       50%        780,000      476,730      Construction    4th Quarter of 2000

Creekview Shopping Center      Warrington, PA            100%(4)     418,416      129,500      Construction    4th Quarter of 2000

Pavilion at Market East        Philadelphia, PA          100%        202,844      202,844      Development     4th Quarter of 2001

Christiana Power Center II     Newark, DE                100%        445,000      445,000      Development     4th Quarter of 2001

Frankford Arsenal              Philadelphia, PA          100%        508,559      508,559      Development     4th Quarter of 2001
                                                                   ---------    ---------

              TOTAL (6 Properties):                                3,050,070    2,333,459
                                                                   =========    =========

-----------------------
*      By PREIT Associates; we currently own approximately 90.7% of PREIT
       Associates.
(1)    Square footage subject to change.
(2) "Development" indicates that development activities, such as site surveys, preparation of architectural plans or initiation of land use approvals or rezoning processes, have commenced, but construction has not commenced. "Construction" indicates that construction activities, such as site preparation, ground-breaking activities or exterior construction, has commenced. We cannot assure you that the properties that remain in the development stage will be constructed ultimately.
(3) One of our affiliates owns one unit in a two-unit condominium regime that constitutes the shopping center. The other unit is owned by Target.
(4) One of our affiliates owns one unit in a three-unit condominium regime that constitutes the shopping center. The other two units are owned by Target and Lowe's, respectively.

The Multifamily Properties

         We have interests in 19 multifamily properties with an aggregate of 7,242 units. We manage thirteen of these multifamily properties, and the remaining six multifamily properties are managed by one or more of our partners. If our partners currently managing these six multifamily properties are unable or unwilling to perform their obligations or responsibilities, we would manage these properties with our own staff.

         The following table presents information, as of December 31, 1999, regarding the 19 multifamily properties in which we have an interest:

                                                                             Approx.
                                                                Year         Number     Rentable                 Calendar 1999
     Multifamily                               Percent         Built/          Of         Area        Percent      Average Rent
      Property             Location             Owned*        Renov(1)      Units(2)    (Sq. Ft.)     Occupied      per Unit
      --------             --------             ------        --------      --------    ---------     --------      --------
Emerald Point(3)       Virginia Beach, VA         65%         1965/1993        862       846,000         94%         $ 551


Boca Palms             Boca Raton, FL            100%         1970,1991        522       673,000          95           938
                                                                  /1994

Lakewood Hills         Harrisburg, PA            100%        1972, 1975,       562       630,000          96           657
                                                              1982/1988

Regency Lakeside       Omaha, NE                  50%         1970/1990        433       492,000          97           963

Kenwood Gardens        Toledo, OH                100%         1951/1989        504       404,000          92           448

Fox Run, Delaware      Bear, DE                  100%           1988           414       359,000          96           682

Eagle's Nest           Coral Springs, FL         100%           1989           264       343,000          96           933

Palms of Pembroke      Pembroke Pines, FL        100%         1989/1995        348       340,000          99           926


Hidden Lakes           Dayton, OH                100%         1987/1994        360       306,000          88           624

Cobblestone            Pompano Beach, FL         100%         1986/1994        384       297,000          96           742

Countrywood            Tampa, FL                  50%         1977/1997        536       295,000          97           478

Shenandoah Village     West Palm Beach, FL       100%         1985/1993        220       286,000          99           953


Marylander             Baltimore, MD             100%         1951/1989        507       279,000          99           538

Camp Hill Plaza        Camp Hill, PA             100%         1967/1994        300       277,000          93           686

Fox Run, Warminster    Warminster, PA             50%         1969/1992        196       232,000         100           697

Cambridge Hall         West Chester, PA           50%         1967/1993        233       186,000          98           659

Will-O-Hill            Reading, PA                50%         1970/1986        190       152,000         100           553

2031 Locust Street     Philadelphia, PA          100%         1929/1986         87        89,000         100          1327

The Woods              Ambler, PA                100%           1974           320       235,000          97           801
                                                                             -----     ---------         ---          ----
Total/Weighted                                                               7,242     6,721,000         96%          $745
 Average                                                                     =====     =========         ===          ====
(19 properties)
-----------------------


* By PREIT Associates; we currently own approximately 90.7% of PREIT Associates.

(1) Year initially completed and most recently renovated, and where applicable, year(s) in which additional phases were completed at the property.
(2) Includes all apartment and commercial units occupied or available for occupancy at December 31, 1999.
(3)  See Recent Developments.

Other Properties

         Shortly following our organization, we acquired six industrial properties. We have not acquired any property of this type in over 20 years. We do not consider these properties to be strategically held assets. These properties, in the aggregate, contributed less than 3% of our net rental income in our fiscal year ended December 31, 1999, and we have been studying a program for the orderly liquidation of these assets. As part of this program, we sold our 50% interest in a warehouse and plant in Ft. Washington, Pennsylvania in 1999.

         The following table shows information, as of December 31, 1999, regarding the remaining five industrial properties:

                                                Industrial Properties

                                      Year           Percent        Square
Property and Location               Acquired          Owned*         Feet          Percentage Leased
---------------------               --------          ------         ----          -----------------
Warehouse and Distribution            1962             100%         294,000               100%
Center
Alexandria, VA

Warehouse                             1962             100%          12,034               100%
Pennsauken, NJ

Warehouse                             1962             100%          16,307               100%
Allentown, PA

Warehouse                             1963             100%          29,450               100%
Pennsauken, NJ

Warehouse and Plant                   1963             100%         197,000               100%
Lowell, MA                                                          -------

         Total                                                      548,791
                                                                    =======

-----------------------
* By PREIT Associates; we currently own approximately 90.7% of PREIT Associates.

Right of First Refusal Properties

         We obtained rights of first refusal with respect to the interests of some of the former affiliates of The Rubin Organization, after our acquisition of The Rubin Organization, in the three retail properties listed below:

                        Right of First Refusal Properties

                                                           Percentage Interest
                                    Gross Leasable        Subject to the Right
Property/Location                      Sq. Ft.              of First Refusal
-----------------                      -------              ----------------

Cumberland Mall,                       463,000                  50%
Vineland, NJ

Fairfield Mall,                        418,000                  50%
Chicopce, MA

Christiana Mall,                      1,100,000                 (1)
Newark DE                             ---------

                      Total           1,981,000
                                      =========
--------------------------

(1) The interest subject to the right of first refusal is subject to adjustment in connection with the refinancing of the participating mortgage that currently encumbers this property.

Acquisition of The Rubin Organization

         On September 30, 1997, we completed a series of related transactions in which:

         o we transferred substantially all of our real estate interests to PREIT Associates;

         o PREIT Associates acquired all of the nonvoting common shares of The Rubin Organization (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN in exchange for the issuance of 200,000 Class A units of limited partnership interest in PREIT Associates ("Units") and a contingent obligation to issue up to 800,000 additional Units over the next five years, discussed below;

         o PREIT Associates acquired the interests of some of the former affiliates of The Rubin Organization in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall and Springfield Park; Hillview Shopping Center and Northeast Tower Center at prices based upon a pre-determined formula; and subject to related obligations, in Christiana Power Center (Phase I and II), Red Rose Commons and Metroplex Shopping Center. Subsequent to September 30, 1997, by mutual agreement with the former affiliates of The Rubin Organization, PREIT Associates did not acquire Hillview Shopping Center.

         The 800,000 additional Units discussed above are to be issued over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based on our adjusted funds from operations per Share during the five year period. The contribution agreement established "hurdles" and "targets" during specified "earn-out periods" to determine whether, and to what extent, the contingent Units would be issued. For the three months ended December 31, 1997, 32,500 Units were earned, resulting in additional purchase price of approximately $830,000. For the year ended December 31, 1998, 130,000 Units were earned resulting in an additional purchase price of approximately $2.5 million. For the year ended December 31, 1999, 167,500 Units were earned, which will result in an additional purchase price of approximately $2.4 million. Under the contribution agreement, the hurdles and targets were adjusted on December 29, 1998 to account for the dilutive effect of our December 1997 public offering, as follows:

                                          Per Share Adjusted
                                                  FFO                           Base No.             Max. No.
                                           ------------------                  Contingent           Contingent
 Earn-Out Period                        Hurdle              Target               TRO OP               TRO OP
 ---------------                        ------              ------             ----------           --------
1-1-98  to 12-31-98                      2.13                2.39                20,000               130,000
1-1-99  to 12-31-99                      2.30                2.58                57,500               167,500
1-1-00  to 12-31-00                      2.43                2.72                57,500               167,500
1-1-01  to 12-31-01                      2.72                3.03                57,500               167,500
1-1-02  to  9-30-02                      2.19                2.43                52,500               135,000
                                                                                -------               -------

                 Total                                                          245,000               767,500
                                                                                =======               =======

         In general:

         o if the hurdle for any earn-out period is not met, no contingent Units will be issued in respect of that period;

         o if the target for any earn-out period is met, the maximum number of contingent Units for that period will be issued; and

         o if adjusted funds from operations for any earn-out period is between the hurdle and the target for the period, PREIT Associates would issue the base contingent Units for that period, plus a pro rata portion of the number of contingent Units by which the maximum contingent Units exceeded the base contingent Units for that period equal to the amount by which the per Share adjusted funds from operations exceeded the hurdle but was less than the target.

         The foregoing is subject to the right to carry back to prior earn-out periods amounts in excess of the target in the current period, thereby earning additional contingent Units, but never more than the maximum amount, and to carry forward into the next, but only the next, earn-out period amounts of per Share adjusted funds from operations which exceed the target in any such period, provided, in all cases, no amounts in excess of the target in any period may be applied to result in the issuance of additional contingent Units in any other period until first applied to eliminate all shortfalls from targets in all prior periods.

         The contribution agreement provides that if we declared a share split, share dividend or other similar change in our capitalization, the "hurdle" and "target" levels will be proportionately adjusted. The contribution agreement also provides for the creation of a special committee of three independent Trustees to consider, among other matters, whether other equitable adjustments, either upward or downward, should be effected in the "hurdle" and "target" levels to reflect:

         o our incurrence of non-project specific indebtedness or our raising of equity capital;

         o our breach of any of our representations or warranties in the contribution agreement which may adversely affect adjusted funds from operations; and

         o the effect on adjusted funds from operations of any adverse judgment in litigation pending against us.

         For the two years and nine months commencing January 1, 2000, we may be required to issue the remaining 470,000 Units, depending on our per share "adjusted funds from operations" during this period. "Adjusted funds from operations" is defined as our consolidated net income for any period, plus, to the extent deducted in computing such net income:

         o    depreciation attributable to real property;
         o    certain amortization expenses;
         o    the expenses of the acquisition of The Rubin Organization;
         o    losses on the sale of real estate;
         o    material write-downs on real estate;
         o    material prepayment fees; and
         o    rents currently due in excess of rents reported, minus:
           -    rental revenue reported in excess of amounts currently due;
           -    lease termination fees; and
           -    gains on the sale of real estate.

Competition, Regulation and Other Factors

REAL ESTATE INDUSTRY

         WE FACE RISKS ASSOCIATED WITH LOCAL REAL ESTATE CONDITIONS IN AREAS WHERE WE OWN PROPERTIES

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

         Other factors that may affect general economic conditions or local real estate conditions include:

         o    population trends
         o    income tax laws
         o    availability and costs of financing
         o    construction costs

         WE MAY BE UNABLE TO COMPETE WITH OUR LARGER COMPETITORS AND OTHER ALTERNATIVES TO OUR PORTFOLIO OF PROPERTIES

         The real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have greater financial resources, revenues and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. Our apartment properties portfolio competes with providers of other forms of housing, such as single family housing. Competition from single family housing increases when lower interest rates make mortgages more affordable. All of our shopping center and apartment properties are subject to significant local competition.

         WE ARE SUBJECT TO SIGNIFICANT REGULATION THAT INHIBITS OUR ACTIVITIES

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

OUR PROPERTIES

         WE FACE RISKS THAT MAY RESTRICT OUR ABILITY TO DEVELOP PROPERTIES

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

         The risks described above are compounded by the fact that we must distribute 95% of our taxable income in order to maintain our qualification as a REIT. As a result of these distribution requirements, new developments are financed primarily through lines of credit or other forms of construction financing. Because we incur debt to finance the developments, our loss could exceed our equity investment in these developments.

         Furthermore, we must acquire and develop suitable high traffic retail sites at costs consistent with the overall economics of the project. Because retail development is extremely competitive, we cannot assure you that we can contract for appropriate sites within our geographic markets.

         MANY OF OUR PROPERTIES ARE OLD AND IN NEED OF MAINTENANCE AND/OR RENOVATION

         Many of the properties in which we have an interest were constructed more than 15 years ago. We generally spend more on maintenance of these older properties than we do on newer properties. Because older properties may be obsolete in some respects, they may generate lower rentals or may require significant capital expense for renovations. Some apartments lack amenities that are customarily included in modern construction, such as dishwashers, central air conditioning and microwave ovens. Some facilities are difficult to lease because they are too large, too small or inappropriately proportioned for today's market. We generally consider renovation of properties when renovation will enhance or maintain the long-term value of our properties.

         WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE AND EFFECTIVELY MANAGE THE PROPERTIES WE ACQUIRE

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

         To manage our growth effectively, we must successfully integrate new acquisitions. We cannot assure you that we will be able to successfully integrate or effectively manage additional properties.

         When we acquire properties, we also take on other risks, including:

         o    financing risks (some of which are described below)
         o the risk that we will not meet anticipated occupancy or rent levels
         o the risk that we will not obtain required zoning, occupancy and other governmental approvals

         o the risk that there will be changes in applicable zoning and land use laws that affect adversely the operation or development of our properties

         WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE

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

         OUR TENANTS MAY FAIL TO MAKE RENTAL PAYMENTS WHEN DUE

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

         OUR CASUALTY INSURANCE MAY BE INADEQUATE

         We generally maintain casualty insurance on our assets. We believe that our insurance is adequate. However, we would be required to bear all losses to the properties that are not adequately covered by insurance. We cannot assure you that we can obtain insurance in the future at acceptable levels and reasonable cost.

         WE FACE RISKS DUE TO LACK OF GEOGRAPHIC DIVERSITY

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

         WE FACE POSSIBLE ENVIRONMENTAL LIABILITIES

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

         From time to time, we respond to inquiries from environmental authorities with respect to properties both currently and formerly owned by us. We cannot assure you of the results of pending investigations, but we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.

         We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of unknown environmental conditions or violations with respect to the properties we formerly owned. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

         As to five properties, two of which we no longer own, we or a partnership in which we have an interest have responded to inquiries from environmental authorities. In one of these properties, we believe that the contamination was caused by a former tenant and we have sought indemnification from the tenant. The remaining estimated cost to remediate this property ranges from $50,000 to $100,000. In another instance, we will only be liable for remediation costs in excess of $1.0 million, and we do not anticipate currently that remediation costs will exceed $1.0 million. If remediation costs for this property exceed $1.0 million, our liability is not expected to exceed $0.3 million.

         At four properties in which we currently have an interest, the environmental conditions continue to be investigated and have not been remediated fully. At three of these properties, groundwater contamination has been found. At one of the properties, the former owner of the property is remediating the groundwater contamination. At two of the properties, the groundwater contamination was associated with a dry cleaning operation. Although the properties with contamination arising from dry cleaning operations may be eligible under a state law for remediation with state funds, we cannot assure you that sufficient funds will be available under the legislation to pay the full costs of any such remediation.

         There are asbestos-containing materials in a number of our properties, primarily in the form of floor tiles and adhesives. The floor tiles and adhesives are generally in good condition. Fire-proofing material containing asbestos is present at some of our properties in limited concentrations or in limited areas. At properties where radon has been identified as a potential concern, we have remediated or are performing additional testing. Lead-based paint has been identified at certain of our multifamily properties and we have notified tenants under applicable disclosure requirements. Based on our current knowledge, we do not believe that the future liabilities associated with asbestos, radon and lead-based paint at the foregoing properties will be material.

         We have no insurance coverage for the types of environmental liabilities described above. In 1994, we established a reserve for environmental remediation costs of $0.6 million. In addition, we received a credit of $0.4 million for environmental matters in connection with the acquisition of two properties. Since 1994, a total of $0.7 million has been charged against the reserve. We also reduced the reserve by $0.2 million, leaving a balance of $0.1 million, which approximates our share of the remaining environmental liability. We cannot assure you that these amounts will be adequate to cover future environmental costs.

         We are aware of environmental concerns at three of our development properties. Our present view is that our share of any remediation costs necessary in connection with the development of these properties will be within the budgets for development of these properties, but the final costs and necessary remediation are not known and may cause us to decide not to develop one or more of these properties.

FINANCING RISKS

         WE FACE RISKS GENERALLY ASSOCIATED WITH OUR DEBT

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

         WE MAY NOT BE ABLE TO COMPLY WITH LEVERAGE RATIOS IMPOSED BY OUR CREDIT FACILITY OR TO USE OUR CREDIT FACILITY WHEN CREDIT MARKETS ARE TIGHT

         We currently use a secured credit facility for working capital, acquisitions, renovations and capital improvements to our properties. The credit facility currently requires our operating partnership, PREIT-Associates, to maintain certain asset and income to debt ratios and minimum income and net worth levels. If PREIT Associates fails to meet any one or more of these requirements, we would be in default. The lenders, in their sole discretion, may waive a default. We might secure alternative or substitute financing. We cannot assure you, however, that we can obtain waivers or alternative financing. Any default may have a materially adverse effect on our operations and financial condition.

         We expect to use our credit facility from time to time for acquisitions, development, renovations and capital improvements to our properties. When the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for some of our properties. If the credit facility is reduced significantly or withdrawn, our operations would be affected adversely. If we are unable to increase our borrowing capacity under the credit facility, our ability to make acquisitions and grow would be affected adversely. We cannot assure you as to the availability or terms of financing for any particular property.

         We have entered into agreements limiting the interest rate on portions of our credit facility. If other parties to these agreements fail to perform as required by the agreements, we may suffer credit loss.

         WE MAY BE UNABLE TO OBTAIN LONG-TERM FINANCING REQUIRED TO FINANCE OUR PARTNERSHIPS AND JOINT VENTURES.

         The profitability of each partnership or joint venture in which we are a partner or co-venturer that has short-term financing or debt requiring a balloon payment is dependent on the availability of long-term financing on satisfactory terms. If satisfactory financing is not available, we may have to rely on other sources of short-term financing, equity contributions or the proceeds of refinancing of existing properties to satisfy debt obligations. Although we do not own the entire interest in connection with many of the properties held by a partnership or joint venture, we may be required to pay the full amount of any obligation of the partnership or joint venture that we have guaranteed in whole or in part to protect our equity interest in the property owned by the partnership or joint venture. Additionally, we may determine to pay a partnership's or joint venture's obligation to protect our equity interest in its assets.

GOVERNANCE

         WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR PARTNERSHIPS AND JOINT VENTURES DUE TO DISAGREEMENTS WITH OUR PARTNERS AND JOINT VENTURERS

         Generally, we hold interests in our portfolio properties through PREIT Associates. In many cases we hold properties through joint ventures or partnerships with third-party partners and joint venturers and, thus, we hold less than 100% of the ownership interests in these properties. Of the properties with respect to which our ownership is partial, most are owned by partnerships in which we are a general partner. The remaining properties are owned by joint ventures in which we have substantially the same powers as a general partner. Under the terms of the partnership and joint venture agreements, major decisions, such as a sale, lease, refinancing, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners or co-venturers. Because decisions must be unanimous, necessary actions may be delayed significantly. It may be difficult or even impossible to change a property manager if a partner or co-venturer is serving as property manager.

         Business disagreements with partners may arise. We may incur substantial expenses in resolving these disputes. To preserve our investment, we may be required to make commitments to or on behalf of a partnership or venture during a dispute. Moreover, we cannot assure you that our resolution of a dispute with a partner will be on terms that are favorable to us.

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

         WE ARE RESTRICTED FROM EXPERIENCING A SALE OR CHANGE IN CONTROL

         Our Trust Agreement restricts the possibility of our sale or change in control, even if a sale or change in control were in our shareholders' interest. These restrictions include the ownership limit designed to ensure qualification as a REIT, the staggered terms of our Trustees and our ability to issue preferred shares. Additionally, we have adopted a rights plan that may deter a potential acquiror from attempting to acquire us.

         WE HAVE ENTERED INTO AGREEMENTS RESTRICTING OUR ABILITY TO SELL SOME OF OUR PROPERTIES

         Because some limited partners of PREIT Associates may suffer adverse tax consequences if certain properties owned by PREIT Associates are sold, we, as the general partner of PREIT Associates, have agreed from time to time, subject to certain exceptions, that the consent of the holders of a majority (or all) of certain limited partner interests issued by PREIT Associates in exchange for a property is required before that property may be sold. These agreements may result in our being unable to sell one or more properties, even in circumstances in which it would be advantageous to do so.

         WE MAY ISSUE PREFERRED SHARES WITH GREATER RIGHTS THAN YOUR SHARES

         Our Board of Trustees may issue up to 25,000,000 preferred shares without shareholder approval. Our Board of Trustees may determine the relative rights, preferences and privileges of each class or series of preferred shares. Because our Board of Trustees has the power to establish the preferences and rights of the preferred shares, preferred shares may have preferences, distributions, powers and rights senior to your rights as a shareholder.

         WE MAY AMEND OUR BUSINESS POLICIES WITHOUT YOUR APPROVAL

         Our Board of Trustees determines our growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies. Although the Board of Trustees has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all shareholders.

         LIMITED PARTNERS OF PREIT ASSOCIATES, L.P. MAY VOTE ON FUNDAMENTAL CHANGES WE PROPOSE

         Our assets are generally held through PREIT Associates, a Delaware limited partnership of which we are the sole general partner. We currently hold a majority of the limited partner interests in PREIT Associates. However, PREIT Associates may from time to time issue additional limited partner interests in PREIT Associates to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Limited partner interests in PREIT Associates generally do not carry a right to vote on any matter voted on by our shareholders, although limited partner interests may, under certain circumstances, be redeemed for Shares. However, before the date on which at least half of the partnership interests issued on September 30, 1997 have been redeemed, the holders of partnership interests issued on September 30, 1997 are entitled to vote, along with our shareholders, on any proposal to merge, consolidate or sell substantially all of our assets. Our partnership interests are not included for purposes of determining when half of the partnership interests have been redeemed, nor are they counted as votes. We cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

         OUR SUCCESS DEPENDS IN PART ON RONALD RUBIN

         We are dependent on the efforts of Ronald Rubin, our Chief Executive Officer. The loss of his services could have an adverse effect on our operations. If Mr. Rubin were to terminate his employment, his current employment agreement with us would prevent him from becoming an employee of one of our competitors for one year.

PREIT-RUBIN

         WE DO NOT CONTROL OUR MANAGEMENT COMPANY, PREIT-RUBIN

         Although PREIT Associates owns 95% of the equity interests in our management affiliate, PREIT-RUBIN, all of PREIT-RUBIN's voting stock is owned by a stock bonus plan created for the benefit of PREIT-RUBIN's employees. PREIT-RUBIN's employees are entitled to vote the common shares vested in their accounts in the stock bonus plan on fundamental transactions such as a merger or sale of assets. A Stock Bonus Plan Committee votes the shares in the stock bonus plan on all other matters. PREIT-RUBIN's Board of Directors appoints the Stock Bonus Plan Committee's members. Thus, we do not control the day-to-day operations of PREIT-RUBIN and we have no legal power to influence the manner in which it performs its management obligations, seeks and accepts new business or otherwise determines its business strategy.


         WE FACE RISKS ASSOCIATED WITH PREIT-RUBIN'S MANAGEMENT OF PROPERTIES OWNED BY THIRD PARTIES

         PREIT-RUBIN manages a substantial number of properties owned by third parties. Risks associated with the management of properties owned by third parties include:

         o    the property owner's termination of the management contract
         o    loss of the management contract in connection with a property sale
         o    non-renewal of the management contract after expiration
         o renewal of the management contract on terms less favorable than current terms
         o decline in management fees as a result of general real estate market conditions or local market factors

         OUR EMPLOYEES WHO WORK BOTH FOR US AND FOR PREIT-RUBIN MAY HAVE CONFLICTS OF INTEREST

         There are numerous potential conflicts of interest relating to our investment in PREIT-RUBIN. The interest of those members of our management who are also PREIT-RUBIN affiliates may diverge from your interests.

         PREIT-RUBIN's employees work on our behalf. However, PREIT-RUBIN will continue to render management, development, leasing and related services to a substantial number of properties in which affiliates of PREIT-RUBIN retain equity interests. We believe that PREIT-RUBIN's management arrangements with these entities are on terms at least as favorable to PREIT-RUBIN as the average of management arrangements with parties unrelated to PREIT-RUBIN. In addition, PREIT-RUBIN leases substantial office space from entities in which our affiliates have an interest.

OTHER RISKS

         WE MAY FAIL TO QUALIFY AS A REIT AND YOU MAY INCUR TAX LIABILITIES AS A RESULT

         If we fail to qualify as a REIT, we will be subject to Federal income tax at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service.

         To qualify as a REIT, we must comply with certain highly technical and complex requirements. We cannot be certain we have complied because there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification. We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. However, we cannot assure you that we have been qualified or will remain qualified.

         WE MAY BE UNABLE TO COMPLY WITH THE STRICT INCOME DISTRIBUTION REQUIREMENTS APPLICABLE TO REITS

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

Employees

         We employ approximately 745 people on a full-time basis.

Item 2.  Properties

         We refer you to the tables under "Item 1. Business" for the properties we own, both wholly and those in which we have a percentage interest.

         PREIT-RUBIN, Inc. has leased 11,421 square feet (2nd Floor) and 28,064 square feet (3rd Floor) of space for its principal offices at 200 S. Broad Street, Philadelphia, PA, under a new lease with a lease term of ten (10) years. The base rent is $19.50 per square foot. The lease for 500 Madison Street, Chicago, Illinois expired on November 30, 1999. The lease for the Atlanta office was terminated by PREIT on November 30, 1999. The Maitland office was closed on May 15, 1999. The lease for the apartment at 1730 North Clark Street, Chicago, Illinois expired by its terms on August 31, 1999.

         Titles to all of our real estate investments have been searched and reported to us by reputable title companies. The exceptions listed in the title reports will not, in our opinion, interfere materially with our use of the respective properties for the intended purposes.

Schedule of Real Estate and Accumulated Depreciation

         We refer you to Schedule III, "Real Estate and Accumulated Depreciation," of the financial statement schedules set forth herein and incorporated herein by reference for the amount of encumbrances, initial cost of the properties to us, cost of improvements, the amount at which carried and the amount of the accumulated depreciation.

Item 3.  Legal Proceedings

         From time to time, we are a plaintiff or defendant in various cases arising out of our usual and customary business of owning and investing in real estate, both directly and through joint ventures and partnerships. We cannot assure you of the results of pending litigation, but we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Our Common Equity and Related Shareholder Matters

Shares

         The Shares began trading on the New York Stock Exchange on November 14, 1997 (ticker symbol: PEI). Before then, the Shares were traded on the American Stock Exchange.

Market Price and Distribution Record

         The following table presents the high and low sales prices for the Shares, as reported by the New York Stock Exchange, and cash distributions paid for the periods indicated:

                                                             Distributions
                                       High          Low         Paid
--------------------------------------------------------------------------------
Quarter ended March 31, 1999            20.25       18.56          $.47
Quarter ended June 30, 1999             21.69       18.56           .47
Quarter ended September 30, 1999        21.00       18.56           .47
Quarter ended December 31, 1999         18.88       14.00           .47
                                                                  -----
                                                                  $1.88
                                                                  =====

                                                               Distributions
                                         High         Low          Paid
--------------------------------------------------------------------------------
Quarter ended March 31, 1998            25.25       23.50          $.47
Quarter ended June 30, 1998             24.69       21.50           .47
Quarter ended September 30, 1998        24.13       18.63           .47
Quarter ended December 31, 1998         21.50       18.75           .47
                                                                  -----
                                                                  $1.88
                                                                  =====

        As of December 31, 1999, there were approximately 1,260 holders of record of the Shares.

         We currently anticipate that cash distributions will continue to be paid in the future in March, June, September and December; however, our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the real estate investment trust provisions of the Internal Revenue Code and other factors that our Board of Trustees deems relevant.

Units

         Class A and Class B Units are redeemable by PREIT Associates at the election of the limited partner holding the Units for the consideration set forth in PREIT Associates' partnership agreement. In general, and subject to exceptions and limitations, beginning one year following the respective issue dates, "qualifying parties" may give one or more notices of redemption with respect to all or any part of the Class A Units so received and then held by that party. Class B Units are redeemable at the option of the holder at any time after issuance.

         If a notice of redemption is given, we have the right to elect to acquire the Units tendered for redemption for our own account, either in exchange for the issuance of a like number of Shares, subject to adjustments for stock splits, recapitalizations and like events, or a cash payment equal to the average of the closing prices of the Shares on the ten consecutive trading days immediately before our receipt, in our capacity as general partner of PREIT Associates, of the notice of redemption. If we decline to exercise this right, then on the tenth day following tender for redemption PREIT Associates will pay a cash amount equal to the number of Units so tendered multiplied by such average closing price.

         PREIT Associates issued the Units under exemptions provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

Item 6.  Selected Financial Data

Selected Financial Information                            Calendar   Calendar        4-Month
                                                            Year       Year          Period
                                                            Ended      Ended          Ended
                                                            12/31      12/31          12/31            Fiscal Years Ended 8/31
Thousands of dollars, except per share results              1999       1998           1997          1997         1996        1995
                                                          --------   --------        -------        ----         ----        ----
Operating Results
Gross revenues from real estate                           $89,220      $61,745       $17,170       $40,231      $38,985     $36,978
Income before gains on sales of interests in real estate   18,976       20,142         3,872         9,166       10,179      11,106
Gains on sales of interests in real estate                  1,763        3,043         2,090         1,069          865         119
Net income                                                 20,739       23,185         5,962        10,235       11,044      11,225
                                                          =======      =======       =======       =======      =======     =======
Per Share Results
Income before gains on sales of interests in real estate    $1.43        $1.51          $.43         $1.06        $1.17       $1.28
Gains on sales of interests in real estate                    .13          .23           .23           .12          .10         .01
Net income                                                   1.56         1.74           .66          1.18         1.27        1.29
                                                          =======      =======       =======       =======      =======     =======
Balance Sheet Data
Investments in real estate, at cost                      $577,521     $509,406      $287,926      $202,443     $198,542    $195,929
Total assets                                              547,590      481,615       265,566       165,657      177,725     181,336
Total mortgage, bank and construction loans payable       364,634      302,276       103,939       117,412      124,148     122,518
Shareholders' equity                                      133,412      137,082       138,530        40,899       46,505      51,771
                                                          =======      =======       =======       =======      =======     =======
Other Data
Cash flows from operating activities                      $32,311      $31,138        $4,281       $15,219      $15,090     $16,672
Cash distributions per share                                 1.88         1.88           .47          1.88         1.88        1.88
                                                          =======      =======       =======       =======      =======     =======


Funds from Operations                                     Calendar    Calendar        4-Month
                                                            Year        Year          Period
                                                            Ended       Ended         Ended
                                                            12/31       12/31         12/31            Fiscal Years Ended 8/31
                                                            1999         1998         1997           1997         1996        1995
                                                          --------    --------        -------        ----         ----        ----
Income before minority interest in operating
   partnership and extraordinary item                     $22,861      $24,878       $6,656        $10,235      $11,044     $11,225
Less: Gains on sales of interests in real estate           (1,763)      (3,043)      (2,090)        (1,069)        (865)       (119)
Plus: Provision for losses                                     --           --           --            500          --          --
   Depreciation and amortization:
     Wholly owned and consolidated partnerships            14,005        9,285        2,629          5,989        5,650       5,044
     Unconsolidated partnerships and joint ventures         4,573        4,067        1,252          3,380        3,334       3,214
     Excess purchase price over net asset acquired            195          115           29             --           --          --
   Refinancing prepayment fees                                 55           --           --          1,133           --          --
Less: Depreciation of non-real estate assets                 (240)        (228)         (76)          (222)        (202)       (173)
      Amortization of deferred financing costs               (775)        (498)        (254)          (286)        (333)       (228)
                                                          -------      -------       ------        -------      -------     -------
Funds from operations                                     $38,911      $34,576       $8,146        $19,660      $18,628     $18,963
                                                          =======      =======       ======        =======      =======     =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report.

Acquisitions
------------

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

         1999 Acquisitions

Significant 1999 acquisitions include the purchase of land for three development properties: Creekview Shopping Center, a 418,000 square-foot power center in Warrington, PA; Metroplex Shopping Center, a 780,000 square-foot power center in Plymouth Meeting, PA; and Paxton Towne Centre, a 695,000 square-foot power center in Harrisburg, PA. Other acquisitions during 1999 include the Home Depot at the Northeast Tower Center in Philadelphia, PA and Florence Commons, a 197,000 square-foot strip center adjacent to Magnolia Mall in Florence, SC. On December 15, 1999, the Company also acquired an additional 10% interest (60% total interest) in Rio Mall, a 166,000 square-foot strip center in Rio Grande, NJ.

         1998 Acquisitions

Significant 1998 acquisitions include Prince Georges Plaza, a 745,000 square-foot regional shopping center in Hyattsville, MD; Festival at Exton, a 140,000 square-foot community shopping center in Chester County, PA; The Woods, a 320-unit apartment complex in Ambler, PA; and Northeast Tower Center (an 89% interest), a 479,000 square-foot power center in Philadelphia, PA, plus an adjacent parcel of land for the development of an additional 100,000 square feet. The Company also concluded the acquisitions of strip centers in Springfield, PA (a 50% interest) and Valleyview in Wilmington, DE with 67,000 and 56,000 square-feet, respectively. The Company also opened Phase I of its Christiana Power Center with approximately 300,000 square-feet in Newark, DE in September 1998, which had been acquired as undeveloped land in early 1998. On December 18, 1998, the Company also acquired the remaining 50% interests in two multifamily properties and a parcel of undeveloped land.

Dispositions
------------

Consistent with management's stated long-term strategic plan to review and evaluate all joint venture real estate holdings and non-core properties, the Company sold its interest in four properties and also sold surplus land at Crest Plaza in Allentown, PA. The four properties sold by the Company include 135 Commerce Drive, a 141,000 square-foot warehouse in Fort Washington, PA; 54 acres of undeveloped land in Rancocas, NJ; 14 acres of undeveloped land in Coral Springs, FL; and 22 acres of undeveloped land in Elizabethtown, PA. The combined cash proceeds of $6.6 million were applied and reduced outstanding borrowings under the Company's Credit Facility.

Development, Expansions and Renovations
---------------------------------------

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

The following tables summarize the financial terms of the 1999 and 1998 acquisitions:

Acquisition    Property                     Property         Property Location            Purchase
       Date    Name                         Type             City               State       Price
                                                                                        (in thousands)
    1/12/99    Creekview Shopping Center    Power Center     Warrington         PA        $  1,380
     4/1/99    Northeast Tower Center
               (Home Depot)                 Power Center     Philadelphia       PA          13,500
     6/8/99    Metroplex Shopping Center    Power Center     Plymouth Meeting   PA           9,880
    6/25/99    Paxton Towne Centre          Power Center     Harrisburg         PA          20,000
   12/15/99    Florence Commons             Shopping Center  Florence           SC           6,417
   12/15/99    Rio Mall                     Shopping Center  Rio Grande         NJ             260
                                                                                          --------
               Total Completed 1999 Acquisitions                                          $ 51,437
                                                                                          ========

    1/26/98    Christiana Power Center      Power Center     Newark             DE        $  8,700
    5/12/98    Springfield Park             Shopping Center  Springfield        PA           3,700
    7/21/98    Valleyview                   Shopping Center  Wilmington         DE           4,300
     8/7/98    The Woods                    Apartments       Ambler             PA          21,200
    8/27/98    Festival at Exton            Shopping Center  Exton              PA          18,400
    9/17/98    Prince Georges Plaza         Regional Mall    Hyattsville        MD          65,000
   12/18/98    Fox Run                      Apartments       Bear               DE          15,388
   12/18/98    Eagle's Nest                 Apartments       Coral Springs      FL          16,087
   12/18/98    Turtle Run                   Land             Coral Springs      FL           2,900
   12/23/98    Northeast Tower Center       Shopping Center  Philadelphia       PA          25,000
                                                                                          --------
               Total Completed 1998 Acquisitions                                          $180,675
                                                                                          ========

                           [RESTUBED TABLE FOR ABOVE]

                                Capital Resources
                                 (in  thousands)
Acquisition    -----------------------------------------------
       Date    Credit Facility    New/Assumed Debt    OP Units
    1/12/99            $ 1,380             $    --      $   --
     4/1/99                 --              12,500       1,000
     6/8/99                 --               9,880          --
    6/25/99             20,000                  --          --
   12/15/99              6,417                  --          --
   12/15/99                260                  --          --
                       -------             -------      ------
                       $28,057             $22,380      $1,000
                       =======             =======      ======

    1/26/98            $ 6,000             $    --      $3,070(1)
    5/12/98              3,700                  --          --
    7/21/98              1,300                  --       3,000
     8/7/98             12,200               7,300       1,700
    8/27/98             18,400                  --          --
    9/17/98             19,000              43,000       3,000
   12/18/98                388              15,000          --
   12/18/98                387              15,700          --
   12/18/98                 --               2,900          --
   12/23/98              3,700              18,000       3,300
                       -------            --------     -------
                       $65,075            $101,900     $14,070
                       =======            ========     =======

(1) Estimate of OP units to be issued upon completion of Phase I of the project (see Note 11 to the Consolidated Financial Statements).

Results of Operations
---------------------

Operating Results
                                      Calendar Year Ended   Calendar Year Ended
(In thousands)                                   12/31/99              12/31/98

Revenues
Gross revenues from real estate                   $89,220               $61,745
Interest and other income                           1,144                   650
                                                  -------               -------
                                                   90,364                62,395
                                                  -------               -------
Expenses
Property operating expenses                        31,783                22,519
Depreciation and amortization                      14,223                 9,406
General and administrative
   expenses                                         3,560                 3,351
Interest expense                                   21,842                10,591
                                                  -------               -------
                                                   71,408                45,867
                                                  -------               -------

Equity in loss of PREIT-RUBIN, Inc.                18,956                16,528
Equity in income of partnerships
   and joint ventures                              (4,036)                 (678)
Minority interest in
   operating partnership                            6,178                 5,985
Loss on early extinguishment
   of debt                                         (2,122)               (1,423)
Net income before gains on sales
   of interests in real estate                         --                  (270)
                                                  -------               -------
Gains on sales of interests in
   real estate                                     18,976                20,142
Net Income
                                                    1,763                 3,043
                                                  -------               -------
                                                  $20,739               $23,185
                                                  =======               =======

   Calendar Year December 31, 1999 compared with Calendar Year December 31, 1998

Net income for the calendar year ended December 31, 1999 before gains on sales of interests in real estate, decreased 5% to $19.0 million from $20.1 million for the calendar year 1998. In 1999, net gains on the sales of interests in real estate were $1.8 million as compared to $3.0 million in 1998. In 1999, gains were recognized from the sales of interests in 135 Commerce Drive, Fort Washington, PA and undeveloped land in Rancocas, NJ, Coral Springs, FL, Elizabethtown, PA and Allentown, PA. In 1998, gains resulted from sales of the Company's interests in Punta Gorda Mall, Punta Gorda, FL; Ormond Beach Mall, Daytona Beach, FL and Charter Pointe Apartments in Altamonte Springs, FL.

Gross revenues from real estate increased by $27.5 million or 44% to $89.2 million for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The 1999 period included an increase of $25.8 million of revenues attributable to the 1998 acquisitions. The balance of the increase in revenues of $1.7 million is attributable to an increase in revenues from properties owned during both periods. This was primarily the result of an increase in multifamily revenues of $1.2 million.

In 1999, property operating expenses increased by $9.3 million to $31.8 million. The 1999 period included $8.7 million of expenses attributable to the 1998 acquisitions. The balance of the increase of $0.6 million is attributable to operating expenses from properties owned during both periods. This increase was primarily due to an increase in multifamily operating costs.

In 1999, depreciation and amortization increased by $4.8 million to $14.2 million primarily as a result of the 1998 acquisitions. Depreciation and amortization for properties owned during both periods increased by $0.3 million.

In 1999, interest expense increased by $11.2 million to $21.8 million. Interest expense attributable to mortgaged properties increased by $10.9 million due to the 1998 acquisitions ($5.6 million) and the refinance of multifamily properties in the second quarter of 1999 ($5.3 million). Interest expense incurred against the Company's Credit Facility increased by $0.3 million.

Equity in income of partnerships and joint ventures increased by $0.2 million to $6.2 million primarily as a result of an increase in multifamily revenues from partnerships and joint ventures.

Equity in net loss of PREIT-RUBIN, Inc. for the 1999 period was $4.0 million compared with $0.7 million for the 1998 period primarily attributable to a decrease in leasing commissions of $2.8 million due to several large, non-recurring leasing commissions earned in the 1998 period and a decrease in development fees of $0.8 million due to the completion of several development projects that generated fees in 1998 only.

Minority interest in the operating partnership increased $0.7 million as a result of the Units issued in connection with the Company's acquisition of The Rubin Organization and Units issued in connection with five acquisitions during 1998 and one transaction during 1999.

In 1998, loss on early extinguishment of debt was due to a refinancing prepayment fee on Fox Run Apartments of $0.3 million.

   Calendar Year December 31, 1998 compared with Calendar Year December 31, 1997

Net income for the calendar year ended December 31, 1998 before gains on sales of interests in real estate, increased 107% to $20.1 million from $9.7 million for the comparable period of 1997. In 1998, net gains on the sales of interests in real estate were $3.0 million as compared to $1.7 million in 1997. In 1998, gains were recognized from the sales of interests in Punta Gorda Mall, Punta Gorda, FL, Ormond Beach Mall, Daytona Beach, FL and Charter Pointe Apartments in Altamonte Springs, FL. In 1997, gains resulted from sales of the Company's interest in Gateway Mall, St. Petersburg, FL offset by a loss on the sale of property in Margate, FL.

Gross revenues from real estate increased by $17.7 million or 40% to $61.7 million for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The 1998 period included $17.1 million of revenues attributable to new properties acquired. Of that amount, $10.8 million of revenues were attributable to Magnolia Mall and North Dartmouth Mall, which the Company acquired on September 30, 1997. The balance of the increase in revenues of $6.3 million was attributable to the 1998 acquisitions. Revenues from properties owned during both periods increased by $0.6 million primarily as a result of an increase in apartment revenues of $0.5 million.

In 1998, property operating expenses increased by $4.6 million to $22.5 million. The 1998 period included $4.8 million of expenses attributable to new properties acquired. Of that increase, $3.0 million of expenses were attributable to Magnolia Mall and North Dartmouth Mall. The balance of the increase of $1.8 million was attributable to the 1998 acquisitions. Operating expenses from properties owned during both periods decreased by $0.2 million primarily due to decreases in operating costs for apartments.

In 1998, depreciation and amortization increased by $2.5 million to $9.4 million primarily as a result of depreciation of $2.2 million from the addition of Magnolia Mall and North Dartmouth Mall and the 1998 acquisitions. Depreciation and amortization for properties owned during both periods increased by $0.3 million.

In 1998, interest expense increased by $0.3 million to $10.6 million. Interest expense attributable to mortgaged properties increased by $0.5 million due to the acquisition of Magnolia Mall, The Woods Apartments and Prince Georges Plaza, offset by the repayment of the mortgage on Cobblestone Apartments in December 1997. Interest expense incurred against the Company's Credit Facility decreased by $0.2 million.

Equity in income of partnerships and joint ventures increased by $0.2 million to $6.0 million primarily as a result of the Company's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997 and Springfield Mall, acquired during the second quarter of 1998, which together contributed $0.6 million for the period. Equity in the income of properties owned during both periods decreased by $0.3 million. This decrease was caused by a $0.6 million reduction from Whitehall Mall which was being redeveloped, offset by increases of $0.3 million from other joint ventures.

In 1997, loss on early extinguishment of partnerships and joint venture debt of $1.2 million related to refinancing fees paid on Lehigh Valley Mall and Regency Apartments.

Equity in net loss of PREIT-RUBIN, Inc. for the 1998 period was $0.7 million compared with income of $0.3 million for the 1997 period.

Minority interest in the operating partnership increased $1.0 million as a result of the Units issued in connection with the Company's acquisition of The Rubin Organization and Units issued in connection with five acquisitions during 1998.

In 1998, loss on early extinguishment of debt was due to a refinancing prepayment fee on Fox Run Apartments of $0.3 million.

   Calendar Year December 31, 1998 compared with Fiscal Year August 31, 1997

Net income for the calendar year ended December 31, 1998 before gains on sales of interests in real estate, increased 118% to $20.1 million from $9.2 million for the fiscal year 1997. In 1998, net gains on the sales of interests in real estate were $3.0 million as compared to $1.0 million in 1997. In 1998, gains were recognized from the sales of interests in Punta Gorda Mall, Punta Gorda, FL, Ormond Beach Mall, Daytona Beach, FL and Charter Pointe Apartments in Altamonte Springs, FL. In 1997, gains on sales of the Company's interest in shopping centers in Lancaster, Beaver Falls and Waynesburg, PA of $1.5 million were offset by a loss on sale of shopping center in Margate, FL of $0.4 million.

Gross revenues from real estate increased by $21.5 million or 53% to $61.7 million for the year ended December 31, 1998, as compared to $40.2 million for the year ended August 31, 1997. The 1998 period included $20.5 million of revenues attributable to properties acquired. Of that amount, $14.2 million of revenues were attributable to Magnolia Mall and North Dartmouth Mall. The balance of the increase of $6.3 million was attributable to the 1998 acquisitions. Revenues from properties owned during both periods increased by $1.0 million primarily as a result of an increase in apartment revenues of $0.7 million.

In 1998, property operating expenses increased by $6.0 million to $22.5 million. The 1998 period included $6.1 million of expenses attributable to properties acquired. Of that increase, $4.3 million of expenses were attributable to Magnolia Mall and North Dartmouth Mall. The balance of the increase of $1.8 million was attributable to the 1998 acquisitions. Operating expenses from properties owned during both periods decreased by $0.1 million primarily due to decreases in operating costs for apartments.

In 1998, depreciation and amortization increased by $3.1 million to $9.4 million primarily as a result of additional depreciation expense of $2.6 million from the acquisition of Magnolia Mall and North Dartmouth Mall in 1997 and the 1998 acquisitions. Depreciation and amortization from properties owned during both periods increased by $0.3 million.

In 1998, interest expense increased by $1.5 million to $10.6 million. Interest expense attributable to properties increased by $3.8 million due to the acquisition of Magnolia Mall, The Woods Apartments and Prince Georges Plaza, offset by the repayment of the mortgage on Cobblestone Apartments in December 1997. Interest expense incurred against the Company's Credit Facility decreased by $2.3 million.

Equity in income of partnerships and joint ventures increased by $1.6 million to $6.0 million as a result of the Company's purchase of a 50% interest in Oxford Valley Road Associates on September 30, 1997 and three other properties, which contributed $0.7 million for the period. Equity in the income of properties owned during both periods increased by $0.9 million. This increase was net of a $0.8 million decrease from Whitehall Mall which was being redeveloped.

Equity in net loss of PREIT-RUBIN, Inc. for the 1998 period was $0.7 million.

Minority interest in the operating partnership was $1.4 million as a result of the Units issued in connection with the Company's acquisition of The Rubin Organization and Units issued in connection with five 1998 acquisitions (see Notes 3 and 12 to the Consolidated Financial Statements).

In 1998, loss on early extinguishment of debt was due to a refinancing prepayment fee on Fox Run Apartments of $0.3 million.

   Four-Month Periods Ended December 31, 1997 and 1996

Net income for the four months ended December 31, 1997 increased to $6.0 million from $4.9 million as reported in the comparable period in the prior year.

Gross revenues from real estate increased by $3.9 million to $17.0 million for the four month period ended December 31, 1997 as compared to the same period in the prior year. The 1997 period included $3.5 million of revenues attributable to Magnolia Mall and North Dartmouth Mall. Revenues from properties owned during both periods increased by $0.3 million primarily as a result of an increase in apartment revenues.

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

Equity in income of partnerships and joint ventures increased by $0.3 million to $2.1 million primarily as a result of the Company's acquisition of a 50% interest in Oxford Valley Road Associates on September 30, 1997 generating additional income of $0.1 million. Also, the 1996 period includes a prepayment penalty in the amount of $0.2 million due to the refinancing of debt for Lehigh Valley Mall.

Equity in income of PREIT-RUBIN, Inc. for the 1997 period was $0.3 million.

The gain on the sale of interest in real estate of $2.1 million in the 1997 period relates to the sale of the Company's 60% interest in Gateway Mall, St. Petersburg, Florida. The prior year gains of $1.5 million consist of the sale of the Company's 50% interest in three shopping centers in Pennsylvania.

Minority interest in the operating partnership increased by $0.4 million to $0.4 million as a result of the Units issued in connection with the Company's acquisition of The Rubin Organization.

Extraordinary loss of $0.3 million is due to the write-off of remaining deferred financing costs following the early extinguishment of the Company's previous credit facility.

Liquidity and Capital Resources
-------------------------------

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

The Company expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use the remaining funds available under the $150 million revolving credit facility (the "Credit Facility") to fund acquisitions, development activities and capital improvements on an interim basis.

At December 31, 1999 the Company had borrowed $91 million against its Credit Facility and had pledged $7 million under the Credit Facility as collateral for several letters of credit. The proceeds of the $91 million in borrowings were used to fund 1997, 1998 and 1999 acquisitions and several development projects. The letters of credit were drawn to facilitate several development projects and a new acquisition. Of the unused portion of approximately $52 million, as of December 31, 1999, the Company's loan covenant restrictions allow the Company to borrow approximately an additional $23 million based on the existing property collateral pool.

In order to secure additional funds for its acquisition and development activities, the Company is exploring a number of financing alternatives with the current bank group as well as other financial institutions and intermediaries. The Company expects these activities to be ongoing throughout 2000.

The Credit Facility
-------------------

The Company's operating partnership has entered into the Credit Facility with a group of banks led by First Union National Bank. The obligations of the Company's operating partnership under the Credit Facility have been guaranteed by the Company.

During 1998, the Credit Facility's original maturity date was extended to December 31, 2000. The Credit Facility bears interest, at the borrower's election, at (i) the higher of First Union's prime rate, or the Federal Funds lending rate plus 0.5%, in each case as in effect from time to time, or (ii) the London Interbank Offered Rate (LIBOR) plus margins ranging from 1.1% to 1.7%, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum ratio of Senior Liabilities (as defined in the Credit Facility) to Mortgaged Asset Value (as defined in the Credit Facility) of 71% at December 31, 1999; (iii) minimum tangible net worth of $115 million plus 75% of cumulative net proceeds from the sale of equity securities; (iv) a minimum ratio of annualized consolidated property net operating income to total annual debt service of 1.40:1; and (v) a minimum ratio of annualized consolidated property net operating income to pro forma debt service of 1.30:1.

During 1999, the Company executed the Third Amendment to the Credit Facility. In addition to the covenants indicated in the preceding paragraph, a new covenant, referred to as the "Minimum Mortgaged Asset Debt Service Ratio," was added. This covenant requires the Company to maintain the ratio of aggregated annualized net operating income for the Mortgaged Properties (as defined in the Third Amendment) to the product of the Indebtness (which includes any amounts due under the Credit Facility, including Letters of Credit) and 8.75% of at least
1.45 to 1 on December 31, 1999.

The Third Amendment also required the recording of the mortgages, assignments of rents, leases, and profits, and UCC-1 Financing Statements that had been delivered by the Borrower with respect to those properties that, as of April 15, 1999 were part of the Unencumbered Property Pool (as defined in the Third Amendment). These nine properties, along with two additional properties added via the Third Amendment, are now referred to as the Mortgaged Properties. One of the Development Properties will be added to the Mortgaged Properties after the date of Substantial Completion (as defined in the Third Amendment).

Mortgage Notes
--------------

In addition to amounts due under the Credit Facility, during the next three years construction and mortgage loans, secured by properties owned by two partnerships in which the Company has an interest, mature by their terms. Balloon payments on these loans total $22.9 million of which the Company's proportionate share is $11.8 million. Construction and mortgage loans on properties wholly-owned by the Company also mature by their terms. Balloon payments on these loans total $21.7 million.

In order to secure additional funds for its acquisition and development activities, on April 13, 1999, the Company concluded the financing of eight multifamily communities with $108.0 million of permanent, fixed-rate, long-term debt. With the financing, the Company replaced short-term floating rate debt with fixed rate, mortgage debt. The new debt carries a weighted average fixed interest rate of approximately 6.77%. The eight properties secure the non-recourse loans, which amortize over 30 years and mature in May 2009. Proceeds from these newly-placed loans were used to (i) repay approximately $88.0 million of the Credit Facility, (ii) pay off a short-term floating rate loan of approximately $17.0 million and (iii) fund approximately $3.0 million in closing costs.

Commitments
-----------

At December 31, 1999, the Company had approximately $73 million committed to complete current development and redevelopment projects. Of this amount, approximately $40.0 million of construction financing has been placed. In connection with certain development properties, including those development properties acquired as part of the Company's acquisition of The Rubin Organization (see Note 3 to the Consolidated Financial Statements), the Company may be required to issue additional Units upon the achievement of certain financial results.

Cash Flows
----------

During the year ended December 31, 1999, the Company generated $32.3 million in cash flow from operating activities. Other sources and uses of cash flow included: (i) $120.5 million in net proceeds from mortgage notes payable, and
(ii) $6.8 million proceeds from a construction loan payable: all of which was offset by (i) $47.9 million in net repayments of the Company's Credit Facility,
(ii) $17.0 million of prepayments of mortgage notes payable, (iii) $3.7 million of other principal installments, and (iv) $27.6 million of distributions to shareholders and Unit holders. During the year ended December 31, 1999, the Company had net investing activities of $64.9 million including: (i) investments in wholly-owned real estate assets ($37.0 million), (ii) investments in property under development ($26.8 million), (iii) investments in partnerships and joint ventures ($8.3 million), (iv) investments in the affiliated management company ($2.1 million); all of which was offset by (i) cash proceeds from gains on sales of real estate interests of $5.5 million and (ii) cash distributions from partnerships and joint ventures in excess of equity in income of $3.8 million.

Contingent Liabilities
----------------------

The Company along with certain of its joint venture partners has guaranteed debt totaling $6.2 million (see Note 4 to Consolidated Financial Statements).

Also, the Company and its joint venture partner have jointly and severally guaranteed the construction loan payable on a developmment project. The balance of the loan at December 31, 1999 was $22.3 million and the remaining commitment from the lender is $43.7 million for a total credit line of $66.0 million.

Interest Rate Protection
------------------------

In order to reduce exposure to variable interest rates, the Company entered into a six-year interest rate swap agreement with First Union, on $20 million of indebtedness which fixes a rate of 6.12% per annum versus 30-day LIBOR until June 2001.

Financial Instruments Sensitivity Analysis
------------------------------------------

The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in the general level of market interest rates. In order to mitigate the impact of fluctuation in market interest rates, the Company`s derivative and other financial instruments consist of long-term debt (including current portion) and an interest rate swap agreement. All financial instruments are entered into for other than trading purposes and the net market value of these financial instruments combined is referred to as the net financial instrument position. As of December 31, 1999, the Company's consolidated debt portfolio consisted of $266.8 million in fixed rate mortgage notes and $91.0 million borrowed under its revolving Credit Facility. The Company has limited its exposure to increases in LIBOR on its floating rate debt by entering into a $20.0 million interest rate swap agreement which expires in June 2001 and carries a fixed interest rate of 6.12% versus 30-day LIBOR. Management does not foresee any significant changes in the Company's exposure to interest rate fluctuations or how such exposure will be managed in the near future.

Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, however, it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. The sensitivity analysis, related to the fixed debt portfolio, assumes an immediate 100 basis point move in interest rates from their actual December 31, 1999 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $13.5 million at December 31, 1999. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $14.6 million at December 31, 1999. Based on the variable-rate debt included in the Company's debt portfolio, including an interest rate swap agreement, as of December 31, 1999, a 100 basis point increase in interest rates would result in an additional $0.7 million in interest incurred at December 31, 1999. A 100 basis point decrease would reduce interest incurred by $0.7 million at December 31, 1999.

Funds From Operations
---------------------

The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

Funds from operations increased 12.5% to $38.9 million for the year ended December 31, 1999, as compared to $34.6 million in 1998. The increase is primarily due to an improvement in net operating income from residential properties and newly acquired properties in 1998 and 1999.

Capital Expenditures
--------------------

During calendar 1999, the Company expended $3.6 million for capital expenditures; $3.3 million ($517 per unit owned adjusted for partnership interests) for multifamily communities and $0.3 million for shopping centers. The Company's policy is to capitalize expenditures for floor coverings, appliances and major exterior preparation and painting for apartments. During the year, $1.3 million ($229 per unit owned) was expended for floor covering and $0.65 million ($108 per unit owned) for appliances.

Environmental Matters
---------------------

In 1994, the Company established a reserve of $0.6 million for environmental remediation costs. In addition, the Company received a credit of $0.4 million for environmental matters in connection with the acquisition of two properties. Since 1994 a total of $0.7 million was charged against the reserve. The Company also reduced the reserve by $0.2 million leaving a balance of $0.1 million, which is the Company's share of the estimated remaining environmental liability. There can be no assurance that these amounts will be adequate to cover future environmental costs.

Year 2000
---------

The Company expended approximately $0.2 million in connection with hardware, software and equipment upgrades and repairs relating to the Year 2000 issue. The Company did not incur any significant interruption of services in connection with the Year 2000, nor does the Company expect to incur any in the future.

Competition
-----------

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

Inflation
---------

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

Forward-Looking Statements
--------------------------

The matters discussed in this report, as well as news releases issued from time to time by the Company use forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning the Company's planned acquisition, development and divestiture activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, availability of adequate funds at reasonable cost, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         See Item 7 under the heading "Financial Instruments Sensitivity Analysis" for a discussion of our market risk.

Item 8.  Financial Statements and Supplementary Data

         Our consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997, and the report of independent public accountants thereon and our summary of unaudited quarterly financial information for the calendar years ended December 31, 1999 and 1998 are set forth on pages F-1 through F-18 of this report.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Trustees and Executive Officers of the Trust.

         The information required by Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2000, and thus we have omitted the Item in accordance with General Instruction G(3) to Form 10-K.

Item 11.  Executive Compensation

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2000, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2000, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2000, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

         (1)      Financial Statements

                  Report of Independent Public Accountants                                           F-1

                  Consolidated Balance Sheets as of December 31, 1999 and 1998                       F-2

                  Consolidated Statements of Income and Shareholders' Equity for
                  the calendar years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997 and for the fiscal year ended
                  August 31, 1997                                                                    F-3

                  Consolidated Statements of Cash Flows for the calendar years ended December 31, 1999 and 1998, the four-month period ended
                  December 31, 1997 and for the fiscal year ended August 31, 1997                    F-4


                  Notes to Consolidated Financial Statements                                         F-5  - F-15


         (2)      Financial Statement Schedules

                  II    -  Valuation and Qualifying Accounts                                         F-16
                  III   -  Real Estate and Accumulated Depreciation                                  F-17 - F-18

                  All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statements or notes thereto.

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

          4.1 First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.15 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

          4.2 First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.1 to the Trust's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

          4.3 Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.2 to the Trust's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

          4.4         Third Amendment to the First Amended and Restated
                       Agreement of Limited Partnership, dated September 30,
                      1997, of PREIT Associates, L.P., filed as exhibit 4.3 to the Trust's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

          4.5 Rights Agreement dated as of April 30, 1999 between the Trust and American Stock Transfer and Trust Company, as Rights Agent, filed as exhibit 1 to the Trust's Registration Statement on Form 8-A dated April 29, 1999, is incorporated herein by reference.

         10.1 Revolving Credit Agreement, dated September 30, 1997, among PREIT Associates, L.P. and the lending institutions named therein, filed as exhibit 4.12 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.2 Form of Revolving Credit Note, dated September 30, 1997, filed as exhibit 4.13 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.3 Guaranty of the Trust, dated September 30, 1997, among the Trust and the lending institutions named therein, filed as exhibit 4.14 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.4 Guaranty dated August 29, 1996 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.3 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1996, is incorporated herein by reference.

         10.5 Guaranty dated August 2, 1993 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.7 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

         10.6 Guaranty dated January 27, 1994 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.8 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

         10.7 Guaranty dated September 23, 1994 of the Trust in favor of CoreStates Bank, N.A., filed as exhibit 4.9 to the Trust's Annual Report on Form 10-K for its fiscal year ended August 31, 1995, is incorporated herein by reference.

        +10.8 Employment Agreement, dated as of January 1, 1990, between the Trust and Sylvan M. Cohen, filed as exhibit 10.1 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, incorporated herein by reference.

        +10.9 Second Amendment to Employment Agreement, dated as of September 29, 1997, between the Trust and Sylvan M. Cohen, filed as exhibit 10.36 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

        +10.10 Amended and Restated Employment Agreement, dated as of October 1, 1990, between the Trust and Dante J. Massimini, filed as exhibit 10.3 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, is incorporated herein by reference.

        +10.11 Trust's 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

        +10.12 Trust's Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

        +10.13 Amendment No. 2 to the Trust's 1990 Stock Option Plan for Non-Employee Trustees, filed as exhibit 10.9 to the Trust's annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

        +10.14 Employment Agreement dated as of December 14, 1993 between the Trust and Jonathan B. Weller, filed as exhibit 10.10 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, is incorporated herein by reference.

        +10.15 The Trust's Amended Incentive and Non Qualified Stock Option Plan, filed as exhibit A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

        +10.16 Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of the Trust, filed as exhibit 10.40 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         +10.17 Amendment No. 1 to the Trust's 1990 Incentive and Non-Qualified Stock Option Plan, filed as exhibit 10.16 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated hereby by reference.

         +10.18 The Trust's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as exhibit B to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, as incorporated herein by reference.

         +10.19 Employment Agreement dated as of January 1, 1997 between the Trust and Jeffrey Linn filed as exhibit 10.16 to the Trust's Annual Report on Form 10-K on November 28, 1997, is incorporated herein by reference.

          10.20 PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between the Trust and PREIT Associates, L.P., filed as exhibit 10.15 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

          10.21 Declaration of Trust, dated June 19, 1997, by Trust, as grantor, and Trust, as initial trustee, filed as exhibit
                      10.16 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

          10.22 TRO Contribution Agreement, dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., and the persons and entities named therein, filed as exhibit 10.17 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

          10.23 First Amendment to TRO Contribution Agreement, dated September 30, 1997, filed as exhibit 10.18 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

          10.24 Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as exhibit 10.19 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

          10.25 First Amendment to Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as exhibit 10.20 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

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

         10.31 Contribution Agreement among the Woods Associates, a Pennsylvania limited partnership, certain general, limited and special limited partners thereof, PREIT Associates, L.P., a Delaware limited partnership, and the Trust dated as of July 24, 1998, as amended by Amendment #1 to the Contribution Agreement, dated as of August 7, 1998, filed as exhibit 2.1 to the Trust's Current Report on Form 8-K dated August 7, 1998, is incorporated herein by reference.

         10.32 Purchase and Sale and Contribution Agreement dated as of September 17, 1998 by and among Edgewater Associates #3 Limited Partnership, an Illinois Limited partnership, Equity-Prince George's Plaza, Inc., an Illinois corporation, PREIT Associates, L.P., a Delaware limited partnership and PR PGPlaza LLC, a Delaware limited liability company, filed as exhibit 2.1 to the Trust's Current Report on Form 8-K dated September 17, 1998 is incorporated herein by reference.

         10.33 Purchase and Sale Agreement dated as of July 24, 1998 by and between Oaklands Limited Partnership, a Pennsylvania limited partnership, and PREIT Associates, L.P. a Delaware limited partnership, filed as exhibit 2.1 to the Trust's Current Repot on Form 8-K dated August 27, 1998 is incorporated herein by reference.

         10.34 Registration Rights Agreement, dated as of September 30, 1997, among the Trust and the persons listed on Schedule A thereto, filed as exhibit 10.30 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.35 Registration Rights Agreement, dated as of September 30, 1997, between the Trust and Florence Mall Partners, filed as exhibit 10.31 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         10.36 Letter Agreement, dated March 26, 1996, by and among The Goldenberg Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth Goldenberg, filed as exhibit 10.32 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

          10.37 Letter Agreement dated July 30, 1997, by and between The Goldenberg Group and Ronald Rubin, filed as exhibit 10.33 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         +10.38 Employment Agreement, dated September 30, 1997, between the Trust and Ronald Rubin, filed as exhibit 10.34 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         +10.39 Employment Agreement, dated September 30, 1997, between the Trust and Edward Glickman, filed as exhibit 10.35 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         +10.40 Trust Incentive Bonus Plan, effective as of January 1, 1998, filed as exhibit 10.37 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         +10.41 PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as exhibit 10.38 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         +10.42 PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         +10.43 1997 Stock Option Plan, filed as exhibit 10.41 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

         +10.44 Amendment No. 1 to the Trust's 1997 Stock Option Plan, filed as Exhibit 10.48 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

          10.45 The Trust's Special Committee of the Board of Trustees' Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

         +10.46 The Trust's 1998 Non-Qualified Employee Share Purchase Plan, filed as exhibit 4 to the Trust's Form S-3 dated January 6, 1999, is incorporated herein by reference.

         +10.47 Amendment No. 1 to the Trust's Non-Qualified Employee Share Purchase Plan, filed as exhibit 10.52 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

         +10.48 The Trust's Qualified Employee Share Purchase Plan, filed as exhibit 4 to the Trust's Form S-8 dated December 30, 1998, is incorporated herein by reference.

         +10.49 Amendment No. 1 to the Trust's Qualified Employee Share Purchase Plan, filed as exhibit 10.54 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

         +10.50 PREIT-RUBIN Inc. 1998 Stock Option Plan, filed as Exhibit 4 to the Trust's Form S-3 dated March 19, 1999, is incorporated herein by reference.

         +10.51 Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as exhibit 10.56 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

          10.52 Promissory Note, dated April 13, 1999, by and between the Registrant and GMAC Commercial Mortgage Corporation, a California corporation ("GMAC"), filed as exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

          10.53 Mortgage and Security Agreement, dated April 13, 1999, by and between the Registrant and GMAC, filed as exhibit 10.2 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

          10.54 Promissory Note, dated April 13, 1999, by and between PR Marylander LLC, a Delaware limited liability company ("PR Maryland"), and GMAC, filed as exhibit 10.3 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

          10.55 Indemnity Deed of Trust and Security Agreement, dated April 13, 1999, by and between PR Marylander and GMAC, filed as exhibit 10.4 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.56 Indemnity Deed of Trust and Security Agreement, dated April 13, 1999, by and between PR Kenwood Gardens LLC, a Delaware limited liability company ("PR Kenwood Gardens"), and GMAC, filed as exhibit 10.5 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.57 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Kenwood Gardens and GMAC, filed as exhibit
                      10.6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.58 Promissory Note, dated April 13, 1999, by and between GP Stones Limited Partnership, a Florida limited partnership ("GP Stones"), and GMAC, filed as exhibit 10.7 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.59 Mortgage and Security Agreement, dated April 13, 1999, by and between GP Stones and GMAC, filed as exhibit 10.8 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.60 Promissory Note, dated April 13, 1999, by and between PR Boca Palms LLC, a Delaware limited liability company ("PR Boca Palms"), and GMAC, filed as exhibit 10.9 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.61 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Boca Palms and GMAC, filed as exhibit 10.10 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.62 Promissory Note, dated April 13, 1999, by and between PR Pembroke LLC, a Delaware limited liability company ("PR Pembroke"), and GMAC, filed as exhibit 10.11 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.63 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Pembroke and GMAC, filed as exhibit 10.12 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         10.64 Promissory Note, dated April 13, 1999, by and between PR Hidden Lakes LLC, a Delaware limited liability company ("PR Hidden Lakes"), and GMAC, filed as exhibit 10.13 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

          10.65 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Hidden Lakes and GMAC, filed as exhibit
                      10.14 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

          10.66 Promissory Note, dated April 13, 1999, by and between PREIT Associates L.P., a Delaware limited partnership ("PREIT Associates"), and GMAC, filed as exhibit 10.15 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

          10.67 Mortgage and Security Agreement, dated April 13, 1999, by and between PREIT Associates and GMAC, filed as exhibit
                      10.16 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

         +10.68 The Trust's 1999 Equity Incentive Plan, filed as Appendix A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

          21          Listing of subsidiaries

          23 Consent of Arthur Andersen LLP (Independent Public Accountants of the Trust).

          27          Financial Data Schedule


+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b) Report on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


Date:  March 30, 2000                By:  /s/ Jonathan B. Weller
                                          ----------------------
                                          Jonathan B. Weller
                                          President and Chief Operating Officer

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

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          Name                                          Capacity                                  Date
          ----                                          --------                                  ----
/s/ Sylvan M. Cohen                         Chairman and Trustee                               March 30, 2000
--------------------------
Sylvan M. Cohen

/s/ Ronald Rubin                            Chief Executive Officer and Trustee                March 30, 2000
--------------------------
Ronald Rubin

/s/ Jonathan B. Weller                      President, Chief Operating Officer and Trustee     March 30, 2000
--------------------------
Jonathan B. Weller

/s/ George Rubin                            Trustee                                            March 30, 2000
--------------------------
George Rubin

/s/ William R. Dimeling                     Trustee                                            March 30, 2000
--------------------------
William R. Dimeling

/s/ Lee Javitch                             Trustee                                            March 30, 2000
--------------------------
Lee Javitch

/s/ Leonard I. Korman                       Trustee                                            March 30, 2000
--------------------------
Leonard I. Korman

/s/ Jeffrey P. Orleans                      Trustee                                            March 30, 2000
--------------------------
Jeffrey P. Orleans

/s/Rosemarie B. Greco                       Trustee                                            March 30, 2000
--------------------------
Rosemarie B. Greco

/s/ Edward Glickman                         Executive Vice President and Chief                 March 30, 2000
--------------------------                  Financial Officer (principal financial
Edward Glickman                             officer)


/s/ Dante J. Massimini                      Senior Vice President - Finance and Treasurer      March 30, 2000
-------------------------                   (principal accounting officer)
Dante J. Massimini

Report of Independent Public Accountants

To the Shareholders and Trustees of
Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania Trust) and Subsidiaries as of December 31, 1999 and December 31, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended, the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for Lehigh Valley Mall Associates, a partnership in which the Company has a 50% interest which is reflected in the accompanying financial statements using the equity method of accounting. The equity in net income of Lehigh Valley Mall Associates represents 15%, 12%, 19% and 23% of net income for the years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997 and for the fiscal year ended August 31, 1997, respectively. The financial statements of Lehigh Valley Mall Associates were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Lehigh Valley Mall Associates, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to the financial statements and schedules on pages 40 and 41 are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. The schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             Arthur Andersen LLP
Philadelphia, Pennsylvania
March 1, 2000

Consolidated Balance Sheets                         Calendar Year Calendar Year
                                                      Ended 12/31   Ended 12/31
                                                             1999          1998

Assets
Investments in real estate, at cost:
   Multifamily properties                            $236,859,000  $230,997,000
   Retail properties                                  294,945,000   261,823,000
   Industrial properties                                5,078,000     5,078,000
   Land and properties under development               40,639,000    11,508,000
                                                     ------------  ------------
     Total investments in real estate                 577,521,000   509,406,000
Less: Accumulated depreciation                         84,577,000    71,129,000
                                                     ------------  ------------
                                                      492,944,000   438,277,000
Investments in PREIT-RUBIN, Inc.                        3,888,000     5,372,000
Advances to PREIT-RUBIN, Inc.                           6,200,000     4,074,000
Investments in and advances to partnerships
  and joint ventures, at equity                        17,873,000    13,439,000
                                                     ------------  ------------
                                                      520,905,000   461,162,000
   Less: Allowance for possible losses                    528,000     1,572,000
                                                     ------------  ------------
                                                      520,377,000   459,590,000

Other assets:
   Cash and cash equivalents                            3,235,000     6,135,000
   Rents and sundry receivables (net of allowance
     for doubtful accounts of $559,000 and
     $372,000, respectively)                            6,249,000     3,498,000
   Deferred costs, prepaid real estate taxes
     and expenses, net                                 17,729,000    12,392,000
                                                     ------------  ------------
                                                     $547,590,000  $481,615,000
                                                     ============  ============
Liabilities and Shareholders' Equity
Mortgage notes payable                               $266,830,000  $167,003,000
Bank loan payable                                      91,000,000   135,273,000
Construction loan payable                               6,804,000            --
Tenants' deposits and deferred rents                    2,291,000     1,827,000
Accrued pension and retirement benefits                   952,000       972,000
Accrued expenses and other liabilities                 13,812,000    11,413,000
                                                     ------------  ------------
                                                      381,689,000   316,488,000
                                                     ------------  ------------
Minority interest                                      32,489,000    28,045,000
                                                     ------------  ------------
Commitments and contingencies                                  --            --
Shareholders' equity:
   Shares of beneficial interest, $1 par;
     authorized unlimited; issued and outstanding
     13,337,549 and 13,299,723 at December 31,
     1999 and 1998, respectively                       13,338,000    13,300,000
Capital contributed in excess of par                  145,697,000   145,103,000
Distributions in excess of net income                 (25,623,000)  (21,321,000)
                                                     ------------  ------------
Total shareholders' equity                            133,412,000   137,082,000
                                                     ------------  ------------
                                                     $547,590,000  $481,615,000
                                                     ============  ============
        The accompanying notes are an integral part of these statements.

Consolidated Statements of Income
                                                     Calendar Year  Calendar Year    4-Month Period    Fiscal Year
                                                      Ended 12/31    Ended 12/31       Ended 12/31      Ended 8/31
                                                         1999            1998              1997            1997
Revenues
   Gross revenues from real estate                    $89,220,000     $61,745,000      $17,170,000     $40,231,000
   Interest and other income                            1,144,000         650,000           82,000         254,000
                                                      -----------     -----------      -----------     -----------
                                                       90,364,000      62,395,000       17,252,000      40,485,000
                                                      -----------     -----------      -----------     -----------
Expenses
   Property operating expenses                         31,783,000      22,519,000        6,915,000      16,487,000
   Depreciation and amortization                       14,223,000       9,406,000        2,695,000       6,259,000
   General and administrative expenses                  3,560,000       3,351,000        1,088,000       3,324,000
   Interest expense                                    21,842,000      10,591,000        4,349,000       9,086,000

   Provisions for losses on investments                        --              --               --         500,000
                                                      -----------     -----------      -----------     -----------
                                                       71,408,000      45,867,000       15,047,000      35,656,000
                                                      -----------     -----------      -----------     -----------
   Income before equity in unconsolidated
     entities, gains on sales of interests
     in real estate, minority interest and
     extraordinary item                                18,956,000      16,528,000        2,205,000       4,829,000
Equity in (loss) income of PREIT-RUBIN, Inc.           (4,036,000)       (678,000)         260,000              --
Equity in income of partnerships and joint ventures     6,178,000       5,985,000        2,101,000       4,337,000
Gains on sales of interests in real estate              1,763,000       3,043,000        2,090,000       1,069,000
                                                      -----------     -----------      -----------     -----------
Income before minority interest and
  extraordinary item                                   22,861,000      24,878,000        6,656,000      10,235,000
Minority interest                                      (2,122,000)     (1,423,000)        (394,000)             --
                                                      -----------     -----------      -----------     -----------
Income before extraordinary item                       20,739,000      23,455,000        6,262,000      10,235,000
                                                      -----------     -----------      -----------     -----------
Extraordinary item-loss on early extinguishment
  of debt                                                      --        (270,000)        (300,000)             --
                                                      -----------     -----------      -----------     -----------
Net Income                                            $20,739,000     $23,185,000       $5,962,000     $10,235,000
                                                      ===========     ===========      ===========     ===========
Net income per share:
   Basic                                              $      1.56     $      1.74       $      .66     $      1.18
   Diluted                                            $      1.56     $      1.74       $      .66     $      1.18

Consolidated Statements of Shareholders' Equity
For the Calendar Years Ended December 31, 1999 and 1998, the 4-Month Period Ended December 31, 1997 and the Fiscal Year Ended August 31, 1997

                                                      Shares of Beneficial     Capital Contributed    Distributions in Excess
                                                           Interest $1 Par        in Excess of Par              of Net Income
Balance, September 1, 1996                                      $8,676,000             $53,133,000               $(15,304,000)
   Net income                                                           --                      --                 10,235,000
   Shares issued upon exercise of options                            9,000                 166,000                         --
   Issuance of compensatory stock options                               --                 300,000                         --
   Distributions paid to shareholders ($1.88 per share)                 --                      --                (16,316,000)
                                                               -----------            ------------               ------------
Balance, August 31, 1997                                         8,685,000              53,599,000                (21,385,000)
   Net income                                                           --                      --                  5,962,000
   Shares issued upon exercise of options                            4,000                  64,000                         --
   New shares issued                                             4,600,000              91,083,000                         --
   Distributions paid to shareholders ($.47 per share)                  --                      --                 (4,082,000)
                                                               -----------            ------------               ------------
Balance, December 31, 1997                                      13,289,000             144,746,000                (19,505,000)
   Net income                                                           --                      --                 23,185,000
   Shares issued upon exercise of options                           11,000                 196,000                         --
   Option sold to PREIT-RUBIN, Inc.                                     --                 161,000                         --
   Distributions paid to shareholders ($1.88 per share)                 --                      --                (25,001,000)
                                                               -----------            ------------               ------------
Balance, December 31, 1998                                      13,300,000             145,103,000                (21,321,000)
   Net income                                                           --                      --                 20,739,000
   Shares issued under the employees' share purchase
     plans                                                          23,000                 270,000                         --
   Shares issued upon conversion of operating
     partnership units                                              15,000                 324,000                         --
   Distributions paid to shareholders ($1.88 per share)                 --                      --                (25,041,000)
                                                               -----------            ------------               ------------
Balance, December 31, 1999                                     $13,338,000            $145,697,000               $(25,623,000)
                                                               ===========            ============               ============

        The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

                                                         Calendar Year    Calendar Year    4-Month Period   Fiscal Year
                                                          Ended 12/31      Ended 12/31        Ended 12/31    Ended 8/31
                                                              1999             1998              1997           1997
Cash Flows from Operating Activities:
Net income                                                $ 20,739,000    $  23,185,000      $  5,962,000     $ 10,235,000
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Minority interest in operating partnerships               2,122,000        1,423,000           394,000               --
   Depreciation and amortization                            14,223,000        9,406,000         2,695,000        6,259,000
   Provision for doubtful accounts                             210,000          194,000                --               --
   Gains on sales of interests in real estate               (1,763,000)      (3,043,000)       (2,090,000)      (1,069,000)
   Provision for losses on investments                              --               --                --          500,000
   Issuance of compensatory stock options                           --               --                --          300,000
   Loss on early extinguishment of debt                             --          270,000           300,000               --
   Equity in loss (income) of PREIT-RUBIN, Inc.              4,036,000          678,000          (260,000)              --
   Decrease in allowance for possible losses                   (98,000)        (197,000)          (61,000)        (710,000)
   Change in assets and liabilities,
     net of effects from acquisitions:
     Net change in other assets                             (7,634,000)      (7,858,000)       (2,926,000)           8,000
     Net change in other liabilities                           476,000        7,080,000           267,000         (304,000)
                                                          ------------    -------------      ------------     ------------
Net cash provided by operating activities                   32,311,000       31,138,000         4,281,000       15,219,000
                                                          ------------    -------------      ------------     ------------
Cash Flows from Investing Activities:
Net investments in wholly-owned real estate                (36,971,000)    (150,793,000)      (47,972,000)      (3,901,000)
Investments in property under development                  (26,802,000)      (5,917,000)       (1,246,000)              --
Investments in partnerships and joint ventures              (8,299,000)     (15,030,000)       (9,947,000)      (2,649,000)
Investments in and advances to PREIT-RUBIN, Inc.            (2,126,000)      (1,330,000)       (1,448,000)              --
Cash distributions from partnerships and joint
   ventures in excess of (less than) equity in income        3,789,000       10,328,000          (518,000)      17,605,000
Cash proceeds from sales of interests in partnerships        1,491,000        3,008,000         3,862,000        2,069,000
Cash proceeds from sales of wholly-owned real estate         4,045,000               --                --               --
Decrease in notes receivable                                        --               --                --        1,649,000
Deposits on agreement to purchase real estate                       --               --                --       (5,336,000)
Deferred acquisition costs                                          --               --                --       (1,488,000)
                                                          ------------    -------------      ------------     ------------
Net cash (used in) provided by investing activities        (64,873,000)    (159,734,000)      (57,269,000)       7,949,000
                                                          ------------    -------------      ------------     ------------
Cash Flows from Financing Activities:
Principal installments on mortgage notes payable            (3,672,000)      (1,518,000)       (9,318,000)      (1,305,000)
Proceeds from mortgage notes payable                       120,500,000       68,314,000                --               --
Proceeds from construction loans payable                     6,804,000               --                --               --
Prepayment of mortgage notes payable                       (17,000,000)     (33,680,000)               --               --
Net (payment) borrowing from revolving credit facility     (47,873,000)     127,706,000       (29,309,000)      (5,153,000)
Payment of deferred financing costs                         (1,438,000)      (1,076,000)         (859,000)              --
Shares of beneficial interest issued                           293,000          206,000        96,829,000          175,000
Distributions paid to shareholders                         (25,041,000)     (25,001,000)       (4,082,000)     (16,316,000)
Distributions paid to OP unit holders                       (2,521,000)      (1,484,000)         (304,000)              --
Distributions to minority partners                            (390,000)         (60,000)          (44,000)        (200,000)
                                                          ------------    -------------      ------------     ------------
Net cash provided by (used in) financing activities         29,662,000      133,407,000        52,913,000      (22,799,000)
                                                          ------------    -------------      ------------     ------------
Net (decrease) increase in cash and cash equivalents        (2,900,000)       4,811,000           (75,000)         369,000
Cash and cash equivalents, beginning of period               6,135,000        1,324,000         1,399,000        1,030,000
                                                          ------------    -------------      ------------     ------------
Cash and cash equivalents, end of period                  $  3,235,000    $   6,135,000      $  1,324,000     $  1,399,000
                                                          ============    =============      ============     ============
Supplemental Disclosure of Noncash Investing Activities:
Accrual of acquisition costs                              $         --    $          --      $         --     $    778,000
                                                          ============    =============      ============     ============

        The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
For the Calendar Years Ended December 31, 1999 and 1998, the Four-Month Period Ended December 31, 1997 and the Fiscal Year Ended August 31, 1997.

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

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 1999, the Company held a 90.7% interest in the Operating Partnership. The Operating Partnership holds a 95% economic interest in PREIT-RUBIN, Inc. (the "Management Company") through its ownership of 95% of the Management Company's stock, which represents all of the nonvoting common stock of the Management Company.

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

Partnership and Joint Venture Investments

The Company accounts for its investment in partnerships and joint ventures which it does not control using the equity method of accounting. These investments, which represent 40% to 70% noncontrolling ownership interests, are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income and cash contributions and distributions.

Statements of Cash Flows

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $22,101,000; $10,146,000; $4,412000; and $8,963,000 for the calendar years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997, and the fiscal year ended August 31, 1997, respectively. At December 31, 1999 and 1998, cash and cash equivalents totaling $3,235,000 and $6,135,000, respectively included tenant escrow deposits of $724,000 and $514,000, respectively.

Capitalization of Costs

It is the Company's policy to capitalize interest and real estate taxes related to properties under development and to depreciate these costs over the life of the related assets in order to more properly match revenues and expenses. These items are capitalized for income tax purposes and amortized or depreciated in accordance with the provisions of the Internal Revenue Code. For the calendar years ended December 31, 1999 and 1998 and the four-month period ended December 31, 1997, the Company capitalized interest and real estate taxes of $2,311,000; $1,578,000 and $247,000. No interest or taxes were capitalized for the fiscal year ended August 31, 1997.

The Company capitalized as deferred costs certain expenditures related to the financing and leasing of certain properties. Capitalized loan fees are being amortized over the term of the related loans and leasing commissions are being amortized over the term of the related leases.

The Company capitalizes certain deposits associated with planned future purchases of real estate. These deposits are transferred to the properties upon consummation of the transaction.

Depreciation

The Company, for financial reporting purposes, depreciates its buildings, equipment and leasehold improvements over their estimated useful lives of 10 to 40 years, using the straight-line method of depreciation. For federal income tax purposes, the Company currently uses the straight-line method of depreciation and the useful lives prescribed by the Internal Revenue Code.

Allowance for Possible Losses

The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for these assets is based on the estimated fair market value of the assets.

During the fiscal year ended August 31, 1997, an impairment loss of approximately $500,000 was recorded following the expiration of an option to sell certain land parcels held by a partnership in which the Company held an equity interest.

Benefit Plans

The Company has provided pension benefits since 1970 for all employees, excluding the Chairman, for whom retirement benefits are provided in an employment contract.

With regard to the Chairman's employment contract, no expense provision was required for the calendar years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997 or for the fiscal year ended August 31, 1997.

Derivative Financial Instruments

The Company at times enters into interest rate swap and cap agreements in order to manage interest rate exposure on certain floating rate debt. When interest rates change, the differential to be paid or received is accrued as interest expense and is recognized over the life of the swap agreements. The costs of cap transactions are deferred and amortized over the contract period. The amortized costs of cap transactions and interest income and interest expense on swap transactions are included in mortgage and bank loan interest.

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will be required to adopt this statement effective as of January 1, 2001. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

Percentage Rental Income

Starting in the second quarter of 1998, the Company began recording percentage rental income for shopping center leases in accordance with the Emerging Issues Task Force guidance on recording contingent rental income. Prior to that date, the Company recorded percentage rental income on a pro rata basis over the annual lease period if the achievement of the specific sales target was probable (see Note 13).

Income Taxes

The Company has elected to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified. Accordingly, no provision for federal income taxes has been reflected in the accompanying financial statements.

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

No provision for excise tax was made for the calendar years ended December 31, 1999 and 1998, the four months ended December 31, 1997 or for the fiscal year ended August 31, 1997 as no tax was due.

The tax status of distributions paid to shareholders was composed of the following for the calendar years ended December 31, 1999, 1998 and 1997:

                   Calendar Year Ended  Calendar Year Ended  Calendar Year Ended
                              12/31/99             12/31/98             12/31/97
Ordinary income                  $1.67                $1.63                $1.66
Capital gains                      .21                  .25                  .22
                              --------             --------             --------
                                 $1.88                $1.88                $1.88
                              ========             ========             ========

The Management Company is subject to federal, state and local income taxes. The operating results of the Management Company include a provision or benefit for income taxes. Tax benefits are recorded by the Management Company to the extent realizable.

Comprehensive Income

Net income as reported by the Company reflects total comprehensive income for the calendar year ended December 31, 1999 and 1998, for the four-month period ended December 31, 1997 and for the fiscal year ended August 31, 1997.

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

2. Change in Fiscal Year-End

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

                                                           4--Month Period Ended
                                                                        12/31/96
Revenues                                                             $13,397,000
Net income                                                           $ 4,842,000
Basic income per share                                               $       .56
Diluted income per share                                             $       .56

3. The TRO Transaction

On September 30, 1997, the Company completed a series of related transactions pursuant to which the Company: (i) transferred substantially all of its real estate interests to PREIT Associates, L.P. of which the Company is the sole general partner; (ii) the Operating Partnership acquired all of the non-voting common shares of The Rubin Organization, Inc. ("TRO"), a commercial real estate development and management firm (renamed "PREIT-RUBIN, Inc."), constituting 95% of the total equity of PREIT-RUBIN, Inc. in exchange for the issuance of 200,000 Class A Operating Partnership ("OP") Units; (iii) the Operating Partnership acquired the interests of certain affiliates of TRO ("TRO Affiliates") in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall and Springfield Park; (iv) the Operating Partnership agreed to acquire the interests of TRO Affiliates in Hillview Shopping Center and Northeast Tower Center, at prices based upon a pre-determined formula; and (v) the Operating Partnership acquired the development rights of certain TRO Affiliates, subject to related obligations, in Christiana Power Center (Phases I and II), Red Rose Commons and Blue Route Metroplex. Subsequent to that date, by mutual agreement with the TRO affiliates, the Operating Partnership did not acquire Hillview Shopping Center.

The following pro forma financial information of the Company for the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997 gives effect to the acquisitions of the properties as if the purchases had occurred on September 1, 1996.


                                  4-Month Period Ended         Fiscal Year Ended
(Unaudited)                                   12/31/97                   8/31/97
Pro forma total revenues                   $18,292,000               $53,209,000
Pro forma net income                       $ 6,692,000               $10,459,000
Basic pro forma net income
   per common share                        $       .71               $      1.21
Diluted pro forma net income
   per common share                        $       .71               $      1.20

The pro forma financial information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been consummated on September 1, 1996, nor does the pro forma information purport to represent the results of operations for future periods.

As part of the September 30, 1997 transactions discussed above, the Company entered into a contribution agreement (the "TRO Contribution Agreement") which includes a provision to issue up to 800,000 additional Class A OP units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon the Company's adjusted funds from operations per share during the five-year period. The TRO Contribution Agreement establishes "hurdle" and "target" levels set forth for the Company's adjusted funds from operations, as defined in the TRO Contribution Agreement, per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. The Company intends to account for the issuance of contingent OP units as additional purchase price when such amounts are determinable. For the four months ended December 31, 1997, 32,500 OP units were earned, resulting in additional purchase price of approximately $830,000. For the year ended December 31, 1998, 130,000 OP units were earned resulting in additional purchase price of approximately $2.5 million. For the year ended December 31, 1999, 167,500 OP units were earned resulting in additional purchase price of approximately $2.4 million.

Pursuant to the terms of the partnership agreement, the limited partners of the Operating Partnership received a conversion right, which enables each limited partner to convert his/her interest in the Operating Partnership into shares of beneficial interest or cash, at the election of the Company on a one for one basis beginning one year following the respective issue date. In 1999, a former TRO partner converted approximately 15,000 OP units to shares of beneficial interest for total consideration of $339,000. Certain OP units issued in connection with the acquisition of Magnolia Mall can be converted at the option of the limited partner at any time after issuance.

All of the acquisitions described above have been recorded by the Company using the purchase method of accounting. The Company accounts for its noncontrolling investment in PREIT-RUBIN, Inc. using the equity method. The excess of the purchase price of PREIT-RUBIN, Inc. over the fair value of net assets acquired is being amortized over 35 years.

The following table summarizes the consideration paid to acquire the assets and businesses described above:

                                                   Class A     Cash Paid    Net Liabilities               Other            Total
                                                  OP Units     (Received)           Assumed   Transaction Costs   Purchase Price

Investment in PREIT-RUBIN, Inc.(1)             $10,410,000   $  (878,000)       $        --          $  793,000     $ 10,325,000
Investment in The Court at Oxford Valley         5,458,000       683,000                 --             688,000        6,829,000
Magnolia Mall                                    5,000,000    15,165,000         25,154,000             977,000       46,296,000
North Dartmouth Mall                                    --    35,000,000                 --             986,000       35,986,000
Development Properties (See Note 11)                    --     6,446,000                 --           1,859,000        8,305,000
                                               -----------   -----------        -----------          ----------     ------------
                                               $20,868,000   $56,416,000        $25,154,000          $5,303,000     $107,741,000
                                               ===========   ===========        ===========          ==========     ============

(1) Includes value of OP units issued on September 30, 1997 and issued and accrued in subsequent earn-out periods as described above.

4. Investments in Partnerships & Joint Ventures

The following table presents summarized financial information as to the Company's equity in the assets and liabilities of 16 and 19 partnerships and joint ventures as of December 31, 1999 and 1998, respectively and 2 properties under development at December 31, 1999 and 1998:

                                              Calendar Year Ended      Calendar Year Ended
                                                         12/31/99                 12/31/98
Assets
Investments in real estate, at cost:
   Multifamily properties                            $ 56,112,000             $ 54,396,000
   Industrial property                                         --                1,275,000
   Retail properties                                  212,238,000              185,900,000
   Properties under development                        38,766,000               25,601,000
   Land                                                        --                  926,000
                                                     ------------             ------------
   Total investments in real estate                   307,116,000              268,098,000
Less: Accumulated depreciation                         70,520,000               64,478,000
                                                     ------------             ------------
                                                      236,596,000              203,620,000
Cash and cash equivalents                               7,952,000                7,107,000
Deferred costs, prepaid real estate
   taxes and other, net                                43,677,000               34,923,000
                                                     ------------             ------------
   Total assets                                       288,225,000              245,650,000
                                                     ------------             ------------
Liabilities and Partners' Equity
Mortgage notes payable                                231,611,000              218,278,000
Bank loans payable                                             --                3,260,000
Construction loans payable                             22,298,000                       --
Other liabilities                                      16,707,000                9,675,000
                                                     ------------             ------------
   Total liabilities                                  270,616,000              231,213,000
                                                     ------------             ------------
Net equity (deficit)                                   17,609,000               14,437,000
Less: Partners' share                                    (264,000)                 998,000
                                                     ------------             ------------
Investment in and advances to
   partnerships and joint ventures                   $ 17,873,000             $ 13,439,000
                                                     ============             ============

Mortgage notes payable, which are secured by 13 of the related properties, are due in installments over various terms extending to the year 2016 with interest rates ranging from 6.55% to 8.35% with an average interest rate of 7.53% at December 31, 1999. Principal payments are due as follows:

                                                               Years Ended 12/31
2000                                                                $  4,895,000
2001                                                                   4,712,000
2002                                                                   5,204,000
2003                                                                  26,648,000
2004                                                                   5,021,000
2005 and thereafter                                                  185,131,000
                                                                    ------------
                                                                    $231,611,000
                                                                    ============

The liability under each mortgage note is limited to the particular property except for a loan with a balance of $6,194,000 which is guaranteed by the partners of the respective partnerships, including the Company.

Also, the Company and its joint venture partner have jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at December 31, 1999 is $22,298,000 and the remaining commitment from the lender is $43,702,000 for a total credit line of $66,000,000. At December 31, 1999 this loan bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.0% or 8.46%. The loan matures in May 2001.

The Company's investments in certain partnerships and joint ventures reflect cash distributions in excess of the Company's net investments totaling $1,905,000; $1,824,000; $5,898,000 and $5,833,000 for the calendar years ended
December 31, 1999 and 1998, the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997, respectively. The Company is generally entitled to a priority return on these investments.

The following table summarizes the Company's equity in income for the calendar years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997:

                                            Calendar Year Ended    Calendar Year Ended    4-Month Period Ended    Fiscal Year Ended
                                                       12/31/99               12/31/98                12/31/97              8/31/97
Equity In Income of Partnerships and
  Joint Ventures
Gross revenues from real estate:                    $58,817,000            $57,792,000             $19,258,000          $52,446,000
                                                    -----------            -----------             -----------          -----------
Expenses:
   Property operating expenses                       19,785,000             20,662,000               7,122,000           20,774,000
   Mortgage and bank loan interest                   17,475,000             16,647,000               5,205,000           14,908,000
   Depreciation and amortization                      9,131,000              8,348,000               2,609,000            6,978,000
                                                    -----------            -----------             -----------          -----------
                                                     46,391,000             45,657,000              14,936,000           42,660,000
                                                    -----------            -----------             -----------          -----------
                                                     12,426,000             12,135,000               4,322,000            9,786,000
Partners' share                                      (6,248,000)            (6,150,000)             (2,221,000)          (5,449,000)
                                                    -----------            -----------             -----------          -----------
Equity in income of partnerships and
  joint ventures                                     $6,178,000             $5,985,000              $2,101,000           $4,337,000
                                                    ===========            ===========             ===========          ===========

The Company has a 50% partnership interest in Lehigh Valley Mall Associates which is included in the amounts above. Summarized financial information as of December 31, 1999 and 1998, the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997 for this investment which is accounted for by the equity method is as follows:

                                            Calendar Year Ended    Calendar Year Ended    4-Month Period Ended    Fiscal Year Ended
                                                       12/31/99               12/31/98                12/31/97              8/31/97
Total assets                                        $23,283,000            $24,093,000             $24,943,000          $24,645,000
Mortgages payable                                    51,518,000             52,369,000              53,157,000           53,406,000
Revenues                                             17,296,000             15,669,000               4,266,000           14,840,000
Property operating expenses                           6,057,000              5,074,000               1,508,000            4,657,000
Interest expense                                      4,103,000              4,176,000               1,289,000            4,638,000
Net income                                            6,356,000              5,642,000               2,313,000            4,660,000
Equity in income of partnership                       3,178,000              2,821,000               1,157,000            2,330,000

5. Investment in PREIT-RUBIN, Inc.
PREIT-RUBIN, Inc. ("PRI") is responsible for various activities, including management, leasing and real estate development of certain of the Company's properties and for properties on behalf of third parties. Total management fees paid by the Company's properties to PRI are included in property operating expenses in the accompanying consolidated statements of income and amounted to $634,000; $249,000 and $73,000 for the calendar years ended December 31, 1999 and 1998 and for the four-month period ended December 31, 1997. The Company's properties also paid leasing and development fees to PRI totaling $477,000; $1,100,000 and $18,000 for the calendar years ended December 31, 1999 and 1998 and the four-month period ended December 31, 1997.

Leasing and development fees paid by the Company's properties to PRI are capitalized and amortized to expense in accordance with the Company's normal accounting policies as described in Note 1. Intercompany profits earned by PRI related to such activities are deferred and will be recognized as income over these same periods in order to properly match revenues and expenses.

In July 1998, PRI issued 131,500 non-qualified stock options to its employees ("PRI options") to purchase shares of beneficial interest in the Company at a price equal to fair market value of the shares ($23.85) on the grant date. The options are exercisable over a four year period and vest in equal annual installments commencing July 15, 1999 and on each anniversary thereof. At the same time, the Company sold an option to PRI which will enable PRI to purchase an equal number of shares from the Company with the same terms and conditions as the PRI options. The purchase price for the option was determined based on the Black-Scholes option pricing model and was valued at $1.20 per option. There were no stock options issued in 1999.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $3,593,000 for the calendar year ended December 31, 1999, $3,489,000 for the calendar year ended December 31, 1998 and $1,419,000 for the four-month period ended December 31, 1997. As of December 31, 1999 and 1998, $988,000 and $1,682,000, respectively, was due from these affiliates. Of these amounts, approximately $670,000 and $1,682,000, respectively, were collected subsequent to December 31, 1999 and 1998.

PRI also leases office space from an affiliate of certain officers of the Company and PRI. Total rent expense under this lease, which expires in 2010, was $649,000; $613,000 and $143,000 for the calendar years ended December 31, 1999 and 1998 and for the four-month period ended December 31, 1997, respectively. Minimum rental payments under this lease are $770,000 per year from 2000 to 2010.

Summarized unaudited financial information for PRI as of and for the calendar years ended December 31, 1999 and 1998 and the four-month period ended December 31, 1997 is as follows:

                                              Calendar Year Ended        Calendar Year Ended        4-Month Period Ended
(Unaudited)                                              12/31/99                   12/31/98                    12/31/97
Total assets                                          $ 7,185,000                $12,142,000                 $13,859,000
                                                      ===========                ===========                 ===========
Management fees                                       $ 4,526,000                $ 4,700,000                 $ 1,377,000
Leasing commissions                                     5,312,000                  8,183,000                   1,877,000
Development fees                                          691,000                  1,539,000                     124,000
Other revenues                                          4,382,000                  4,131,000                   2,334,000
                                                      -----------                -----------                 -----------
Total revenue                                         $14,911,000                $18,553,000                 $ 5,712,000
                                                      ===========                ===========                 ===========
Net income (loss)                                     $(4,237,000)               $  (707,000)                $   303,000
                                                      ===========                ===========                 ===========
Company's share of net income (loss)                  $(4,036,000)               $  (678,000)                $   260,000
                                                      ===========                ===========                 ===========

--------------------------------------------------------------------------------

6. Mortgage Notes, Bank and Construction Loans Payable
Mortgage Notes Payable
Mortgage notes payable which are secured by 18 of the Company's properties are due in installments over various terms extending to the year 2025 with interest at rates ranging from 5.90% to 9.50% with an average interest rate of 7.50% at December 31, 1999. Principal payments are due as follows:

                                                Years Ended 12/31
2000                                                 $  4,436,000
2001                                                    4,776,000
2002                                                    5,105,000
2003                                                   11,486,000
2004                                                    5,498,000
2005 and thereafter                                   235,529,000
                                                     ------------
                                                     $266,830,000
                                                     ============

The fair value of the mortgage notes payable was approximately $253,000,000 at December 31, 1999 based on year-end interest rates and market conditions.


Construction Loan Payable
The Company has a construction loan outstanding with a balance of $6,804,000 at December 31, 1999. The construction loan bears interest at the prime rate of 8.5% at December 31, 1999. The loan is secured by a first mortgage on the property under development. The construction loan has an additional $23,196,000 available under the total commitment at $30,000,000.

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

As of December 31, 1999, the Operating Partnership had $91 million outstanding on the Credit Facility. The weighted average interest rate based on amounts borrowed on the Credit Facility was 6.95% and 7.06% for the calendar years ended December 31, 1999 and 1998, respectively and 7.48% for the four-month period ended December 31, 1997.

The Credit Facility requires the Company to maintain ongoing compliance with a number of customary financial and other covenants, including leverage ratios based on gross asset value, fixed charge coverage ratios and a minimum tangible net worth requirement.

During 1999, the Company amended the Credit Facility. A minimum mortgaged asset debt service coverage ratio was added. Also, the amendment required the recording of the mortgages, assignments of rents, leases, and profits, and UCC-1 Financing Statements that had been delivered by the Borrower with respect to properties that, as of April 15, 1999 were encumbered. These nine properties, along with two additional properties added via the amendment, are now referred to as the Mortgaged Properties. One of the Development Properties will be added to the Mortgaged Properties after it is substantially completed.

As of December 31, 1999, the Company was in compliance with all debt covenants.

The Company has limited its exposure to increases in LIBOR on $20,000,000 of its floating rate debt by entering into a swap agreement which fixes a rate of 6.12% versus 30-day LIBOR through June 2001. In the event that the Company wanted to terminate the swap agreement referred to above, the amount which would be receivable at December 31, 1999 was approximately $84,000.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the agreement; however, the Company does not anticipate nonperformance by the counterparty.

During the calendar year ended December 31, 1998, the Company incurred a prepayment penalty of $270,000 in connection with a mortgage refinancing. During the four-month period ended December 31, 1997, the Company wrote off unamortized deferred financing costs of $300,000 in connection with the refinancing of its Credit Facility. These amounts have been reflected as extraordinary items in the accompanying consolidated statements of income for the respective periods.

7. Net Income Per Share

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between basic and diluted EPS is shown below (in thousands, except per share data).

                                               Calendar Year Ended 12/31/99     Calendar Year Ended 12/31/98
                                                      Basic         Diluted               Basic      Diluted
Income before extraordinary item                    $20,739         $20,739              $23,455     $23,455
Extraordinary item                                       --              --                 (270)       (270)
                                                    -------         -------              -------     -------
Net income                                          $20,739         $20,739              $23,185     $23,185
                                                    =======         =======              =======     =======
Weighted average shares outstanding                  13,318          13,318               13,297      13,297
Effect of share options issued                           --              --                   --          17
                                                    -------         -------              -------     -------
Total weighted average
   shares outstanding                                13,318          13,318               13,297      13,314
                                                    =======         =======              =======     =======
Income per share before
   extraordinary item                               $  1.56         $  1.56              $  1.76     $  1.76
Extraordinary item per share                             --              --                 (.02)       (.02)
                                                    -------         -------              -------     -------
Net income per share                                $  1.56         $  1.56              $  1.74     $  1.74
                                                    =======         =======              =======     =======

[RESTUB]

                                               4-Month Period Ended 12/31/9     Fiscal Year Ended 8/31/97
                                                          Basic      Diluted           Basic      Diluted
Income before extraordinary item                          $6,262      $6,262          $10,235     $10,235
Extraordinary item                                          (300)       (300)              --          --
                                                          ------      ------          -------     -------
Net income                                                $5,962      $5,962          $10,235     $10,235
                                                          ======      ======          =======     =======
Weighted average shares outstanding                        9,049       9,049            8,679       8,679
Effect of share options issued                                --          50               --          25
                                                          ------      ------          -------     -------
Total weighted average
   shares outstanding                                      9,049       9,099            8,679       8,704
                                                          ======      ======          =======     =======
Income per share before
   extraordinary item                                     $  .69      $  .69          $  1.18     $  1.18
Extraordinary item per share                                (.03)       (.03)              --          --
                                                          ------      ------          -------     -------
Net income per share                                      $  .66      $  .66          $  1.18     $  1.18
                                                          ======      ======          =======     =======

--------------------------------------------------------------------------------

8. Benefit Plans

The Company maintains a 401(k) Plan (the "Plan") in which substantially all of the officers and employees are eligible to participate. The Plan permits eligible participants, as defined in the plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a percentage of the employees' contributions. The employees' contributions are fully vested and contributions from the Company vest in accordance with an employee's years of service as defined in the plan agreement. The Company's contributions to the Plan for the calendar years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997 and for the fiscal year ended August 31, 1997 were $ 34,000; $29,000; $43,000; and $41,000, respectively.

The Company also maintains a Supplemental Retirement Plan (the "Supplemental Plan") covering certain senior management employees. The Supplemental Plan provides eligible employees through normal retirement date, as defined in the plan agreement, a benefit amount similar to that which would have been received under the provisions of a pension plan which was terminated in 1994. Contributions due by the Company under the provisions of this plan were $62,000; $60,000; $22,000 and $92,000 for the calendar years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997 and for the fiscal year ended August 31, 1997, respectively.

The Company and PRI also each maintain share purchase plans through which Company and PRI employees may purchase shares of beneficial interest at a discount of the fair market value. In 1999, 23,000 shares were purchased for total consideration of $293,000.

9. Stock Option Plans
In December 1990, the shareholders approved an incentive stock option plan for key employees (the "Employees Plan") and a stock option plan for nonemployee trustees (the "Nonemployee Trustees Plan"), covering 200,000 and 100,000 shares of beneficial interest, respectively. Under the terms of the plans, the purchase price of shares subject to each option granted will be at least equal to the fair market value of the shares on the date of grant. Options under the incentive stock option plan may be exercised as determined by the Company, but in no event later than 10 years from the date of grant. In December 1993, the Board of Trustees amended the incentive stock option plan for key employees, to increase the number of shares subject to option to 400,000 shares, to change the name of the plan to the "1990 Incentive and Non-Qualifying Stock Option Plan" and to expand some provisions of the plan. The stock option plan for nonemployee trustees provides for annual grants of 2,500 options (becoming exercisable in four equal installments). The options expire 10 years after the date of grant.

In December 1993, the Board of Trustees adopted a nonqualifying stock option plan covering 100,000 shares. The Company granted options on February 1, 1994 having a term of 10 years and subject to the other terms and conditions set forth in the plan. All 100,000 shares are outstanding at December 31, 1999.


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

In April, 1999, the Company adopted an Equity Incentive Plan (the "1999 Equity Incentive Plan"). Options to purchase approximately 400,000 shares are available under the 1999 Equity Incentive Plan, including all forfeited options and all unallocated options left over from the Company's 1993 Stock Option Plan and 1997 Stock Option Plan. As of December 31, 1999, no options had been issued under the 1999 Equity Incentive Plan.

See Note 5 for a discussion of stock options at the Management Company. Changes in options outstanding are as follows:

                                                                           1997                   1993    Employees      Nonemployee
                                         Exercise Price       Stock Option Plan      Stock Option Plan         Plan    Trustees Plan
Options outstanding at 8/31/97           $15.75-$25.375                      --                100,000     340,125           38,250
                                         --------------                --------                -------     -------           ------
Options granted                                  $25.41                 455,000                     --          --
Options exercised                        $15.75-$20.375                      --                     --          --           (3,750)
                                         --------------                --------                -------     -------           ------
Options outstanding at 12/31/97           $15.75-$25.41                 455,000                100,000     340,125           34,500
                                         --------------                --------                -------     -------           ------
Options granted                                  $23.85                      --                     --      17,500            5,000
Options exercised                        $18.00-$20.375                      --                     --      (5,875)          (5,000)
Options forfeited                         $18.00-$22.75                 (23,000)                    --      (3,375)              --
                                         --------------                --------                -------     -------           ------
Options outstanding at 12/31/98           $15.75-$25.41                 432,000                100,000     348,375           29,500
                                         --------------                --------                -------     -------           ------
Options granted                                      --                      --                     --          --            5,000
Options exercised                                    --                      --                     --          --               --
Options forfeited                         $18.00-$25.41                 (72,000)                    --        (500)          (5,500)
                                         --------------                --------                -------     -------           ------
Options outstanding at 12/31/99           $15.75-$25.41                 360,000                100,000     347,875           24,000
                                         ==============                ========                =======     =======           ======

At December 31, 1999, options for 513,500 shares of beneficial interest with an aggregate purchase price of $11,348,000 (average of $22.10 per share) were exercisable.

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


                          Calendar Year Ended      Calendar Year Ended     4-Month Period Ended       Fiscal Year Ended
                                     12/31/99                 12/31/98                 12/31/97                 8/31/97
Net income:
   As reported                    $20,739,000              $23,185,000               $5,962,000             $10,235,000
   Pro forma                      $20,435,000              $22,884,000               $5,861,000             $10,212,000
Net income per share:
   As reported-
     Basic                        $      1.56              $      1.74               $      .66             $      1.18
     Diluted                      $      1.56              $      1.74               $      .66             $      1.18
   Pro forma-
     Basic                        $      1.53              $      1.72               $      .65             $      1.18
     Diluted                      $      1.53              $      1.72               $      .65             $      1.18

The pro forma effect on the results may not be representative of the impact in future years because the fair value method was not applied to options granted before 1996.

There were no options granted in 1999.

The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model and the assumptions presented below:

                                Calendar Year Ended        4-Month Period Ended             Fiscal Year Ended
                                           12/31/98                    12/31/97                       8/31/97
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

The weighted average fair value of each option granted was $1.20, $2.34 and $2.05 for the calendar year ended December 31, 1998, the four-month period ended December 31, 1997 and the fiscal year ended August 31, 1997, respectively. Outstanding options as of December 31, 1999 have a weighted average remaining contractual life of 6.39 years, an average exercise price of $23.19 per share and an aggregate purchase price of $ 19,519,000.

10. Operating Leases

The Company's apartments are typically leased to residents under operating leases for a period of one year. The Company's shopping centers are leased to tenants under operating leases with expiration dates extending to the year 2019.

Future minimum rentals under noncancelable operating leases are as follows:

                                       Years Ended 12/31
2000                                        $ 23,236,000
2001                                          23,878,000
2002                                          22,991,000
2003                                          21,682,000
2004                                          19,869,000
Thereafter                                   130,272,000
                                            ------------
                                            $241,928,000
                                            ============

The total future minimum rentals presented above do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs.

11. Commitments and Contingencies
During 1995, certain environmental matters arose at certain properties in which the Company has an interest. The Company retained environmental consultants in order to investigate these matters. At one property, in which the Company has a 50% ownership interest, groundwater contamination exists which the Company alleges was caused by the former tenant. Estimates to remediate this property, which are subject to the length of monitoring and the extent of remediation required, range in total from $50,000 to $100,000. In addition, above normal radon levels had been detected at three wholly-owned properties. Approximately $250,000 of costs were incurred to remediate two of the properties.

The Company has recorded its share of these liabilities totaling $94,000 related to the consultants' evaluation of these matters which, in certain instances, are subject to applicable state approvals of the remediation plans. In management's opinion, no material incremental cost will be incurred on these properties. The Company will pursue recovery of remediation costs from all of the responsible parties, including its tenants and partners.

The Company is also involved in a number of development and redevelopment projects which may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects. At December 31, 1999, the Company had approximately $73,000,000 committed to complete current development and redevelopment projects. Of this amount, approximately $40,000,000 of construction financing has been placed.

In connection with certain development properties, including those development properties acquired as part of the TRO Transaction (see Note 3), the Company may be required to issue additional OP units upon the achievement of certain financial results. Further, the Company is obligated to acquire the remaining 11% interest in the Northeast Tower Center by the end of the first quarter of 2002. Finally, the Company is committed to issuing OP units valued at approximately $3,070,000 in connection with the acquisition of land on which the Christiana Power Center (Phase I) is substantially built. These units are expected to be issued at the completion of building and leasing the shopping center.

12. Acquisitions

During 1999, the Company acquired two shopping centers, three shopping center development sites, and an additional 10% interest in a shopping center in which it now owns a 60% interest. The Company paid approximately $51.4 million, consisting of $28.0 million in cash, $12.5 million in assumed debt, $9.9 million in new debt and $1.0 million through the issuance of OP units. Each of these acquisitions was accounted for by the purchase method of accounting. The results of operations for the acquired properties have been included from their respective purchase dates. The 1999 acquisitions did not result in a requirement to present pro forma information. From September 30, 1997 to December 31, 1998 the Company acquired wholly owned interests in eight properties and a 50% interest in two properties. The Company paid approximately $248.3 million, consisting of $126.0 million in cash, $93.5 million in assumed debt, and $28.8 million of operating partnership units. The Company also acquired the remaining 50% interests in two multifamily properties and a parcel of undeveloped land for cash of $0.8 million and assumption of liabilities of $33.6 million. Each of these acquisitions was accounted for by the purchase method of accounting. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been consummated on September 1, 1996, nor does the pro forma information purport to represent the results of operations for future periods.

                                      Calendar Year Ended      4-Month Period Ended        Fiscal Year Ended
                                                 12/31/98                  12/31/97                  8/31/97
Pro forma
   total revenues                             $76,846,000               $24,626,000              $70,819,000
Pro forma
   net income                                 $23,664,000               $ 6,889,000              $ 9,790,000
Basic pro forma
   net income per share                       $      1.78               $       .51              $       .74
Diluted pro forma
   net income per share                       $      1.78               $       .50              $       .74

--------------------------------------------------------------------------------

13. Summary of Quarterly Results (unaudited)

The following presents a summary of the unaudited quarterly financial information for the calendar year ended December 31, 1999 and 1998.

                                                                                                      Calendar Year Ended 12/31/99
In thousands of dollars, except per share data                   1st Quarter   2nd Quarter   3rd Quarter   4th Quarter       Total
Revenues(1)                                                          $21,739       $22,061       $22,242       $24,322     $90,364
                                                                     =======       =======       =======       =======     =======
Income before gains on sales of interests in real estate(1)          $ 4,524       $ 4,918       $ 4,902       $ 4,632     $18,976
Gains on sales of interests in real estate                             1,346            --           162           255       1,763
                                                                     -------       -------       -------       -------     -------
Net income                                                           $ 5,870       $ 4,918       $ 5,064       $ 4,887     $20,739
                                                                     =======       =======       =======       =======     =======
Basic net income per share:
   Income before gains on sales of interests in real estate          $   .34       $   .37       $   .37       $   .35     $  1.43
   Gains on sales of interests in real estate                            .10            --           .01           .02         .13
                                                                     -------       -------       -------       -------     -------
        Total                                                        $   .44       $   .37       $   .38       $   .37     $  1.56
                                                                     =======       =======       =======       =======     =======
Diluted income per share:
   Income before gains on sales of interests in real estate          $   .34       $   .37       $   .37       $   .35     $  1.43
   Gains on sales of interests in real estate                            .10            --           .01           .02         .13
                                                                     -------       -------       -------       -------     -------
        Total                                                        $   .44       $   .37       $   .38       $   .37     $  1.56
                                                                     =======       =======       =======       =======     =======

(1) 1st Quarter reclassified to conform with current year presentation.


                                                                                                      Calendar Year Ended 12/31/98
In thousands of dollars, except per share data                   1st Quarter   2nd Quarter   3rd Quarter   4th Quarter       Total
Revenues(1)                                                          $13,647       $13,916       $14,913       $19,269     $61,745
                                                                     =======       =======       =======       =======     =======
Income before gains on sales of interests in real estate             $ 4,593       $ 4,439       $ 5,739       $ 5,371     $20,142
Gains on sales of interests in real estate                                --         1,766         1,277            --       3,043
                                                                     -------       -------       -------       -------     -------
Net income(2)                                                        $ 4,593       $ 6,205       $ 7,016       $ 5,371     $23,185
                                                                     =======       =======       =======       =======     =======
Basic net income per share:
   Income before gains on sales of interests in real estate          $   .35       $   .34       $   .43       $   .39     $  1.51
   Gains on sales of interests in real estate                             --           .13           .10            --         .23
                                                                     -------       -------       -------       -------     -------
        Total                                                        $   .35       $   .47       $   .53       $   .39     $  1.74
                                                                     =======       =======       =======       =======     =======
Diluted income per share:
   Income before gains on sales of interests in real estate          $   .34       $   .34       $   .43       $   .39     $  1.51
   Gains on sales of interests in real estate                             --           .13           .10            --         .23
                                                                     -------       -------       -------       -------     -------
        Total                                                        $   .34       $   .47       $   .53       $   .39     $  1.74
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

14. Segment Information

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

The Company has four reportable segments: (1) retail properties, (2) multifamily properties, (3) other, and (4) corporate. The retail segment includes the operation and management of 22 regional and community shopping centers (12 wholly-owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (13 wholly-owned and 6 owned in joint venture form). The other segment includes the operation and management of 6 retail properties under development (4 wholly-owned and 2 owned in joint venture form) and 5 industrial properties (all wholly-owned). The corporate segment is responsible for cash and investment management and certain other general support functions.

The accounting policies for the segments are the same as those described in Note 1, except that for segment reporting purposes, the Company uses the "proportionate-consolidation method" of accounting (a non-GAAP measure) for joint venture properties, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying their percentage ownership interest to the historical financial statements of their equity method investments.

                                                                                                        Adjustments to         Total
Calendar Year Ended 12/31/99                    Retail  Multifamily      Other   Corporate       Total   Equity Method  Consolidated
                                                ------  -----------      -----   ---------       -----  --------------  ------------
Real estate operating revenues                 $64,870     $ 51,891    $ 1,534     $    --     $118,295     $ (29,075)     $ 89,220
Real estate operating expenses                  19,857       21,617         31          --       41,505        (9,722)       31,783
                                              --------     --------    -------     -------     --------     ---------      --------
Net operating income                            45,013       30,274      1,503          --       76,790       (19,353)       57,437
                                              --------     --------    -------     -------     --------     ---------      --------
General and administrative expenses                 --           --         --      (3,560)      (3,560)           --        (3,560)
Interest income                                     --           --         --       1,144        1,144            --         1,144
PRI net operating income                            --           --         --      (2,504)      (2,504)        2,504            --
                                              --------     --------    -------     -------     --------     ---------      --------
EBIDTA                                          45,013       30,274      1,503      (4,920)      71,870       (16,849)       55,021
                                              --------     --------    -------     -------     --------     ---------      --------
Interest expense                               (17,261)     (12,534)      (263)     (1,107)     (31,165)        9,323       (21,842)
Depreciation and amortization                  (10,615)      (7,712)       (98)     (1,238)     (19,663)        5,440       (14,223)
PRI income taxes                                    --           --         --          56           56           (56)           --
Gains on sales of interests in real estate         445           --      1,318          --        1,763            --         1,763
Minority interest in operating partnership          --           --         --      (2,122)      (2,122)           --        (2,122)
Equity in interest of partnerships and
   joint ventures                                   --           --         --          --           --         6,178         6,178
Equity in loss of PRI                               --           --         --          --           --        (4,036)       (4,036)
                                              --------     --------    -------     -------     --------     ---------      --------
Net income                                    $ 17,582     $ 10,028    $ 2,460     $(9,331)    $ 20,739     $      --      $ 20,739
                                              ========     ========    =======     =======     ========     =========      ========
Investments in real estate, at cost           $402,154     $265,165    $75,819     $    --     $743,138     $(165,617)     $577,521
                                              ========     ========    =======     =======     ========     =========      ========
Total assets                                  $384,417     $208,020    $72,796     $15,812     $681,045     $(133,455)     $547,590
                                              ========     ========    =======     =======     ========     =========      ========
Capital expenditures                          $    293     $  3,332    $    --     $    --     $  3,625     $    (432)     $  3,193
                                              ========     ========    =======     =======     ========     =========      ========

                                                                                                        Adjustments to         Total
Calendar Year Ended 12/31/98                    Retail  Multifamily      Other   Corporate        Total  Equity Method  Consolidated
                                                ------  -----------      -----   ---------        ----- --------------  ------------
Real estate operating revenues                $ 42,272     $ 46,167    $ 1,619    $     --     $ 90,058     $ (28,313)     $ 61,745
Real estate operating expenses                  13,030       19,545         35          --       32,610       (10,091)       22,519
                                              --------     --------    -------     -------     --------     ---------      --------
Net operating income                            29,242       26,622      1,584          --       57,448       (18,222)       39,226
                                              --------     --------    -------     -------     --------     ---------      --------
General and administrative expenses                 --           --         --      (3,351)      (3,351)           --        (3,351)
Interest income                                     --           --         --         650          650            --           650
PRI net operating income                            --           --         --         762          762          (762)           --
                                              --------     --------    -------     -------     --------     ---------      --------
EBIDTA                                          29,242       26,622      1,584      (1,939)      55,509       (18,984)       36,525
                                              --------     --------    -------     -------     --------     ---------      --------
Interest expense                               (11,067)      (7,050)      (341)       (973)     (19,431)        8,840       (10,591)
Depreciation and amortization                   (6,182)      (6,869)      (117)     (1,198)     (14,366)        4,960        (9,406)
PRI income taxes                                    --           --         --         123          123          (123)           --
Gains on sales of interests in real estate       1,277        1,766         --          --        3,043            --         3,043
Minority interest in operating partnership          --           --         --      (1,423)      (1,423)           --        (1,423)
Equity in interest of partnerships and
   joint ventures                                   --           --         --          --           --         5,985         5,985
Equity in loss of PRI                               --           --         --          --           --          (678)         (678)
Loss on early extinguishment of debt                --         (270)        --          --         (270)           --          (270)
                                              --------     --------    -------     -------     --------     ---------      --------
Net income                                    $ 13,270     $ 14,199    $ 1,126    $ (5,410)    $ 23,185     $      --      $ 23,185
                                              ========     ========    =======     =======     ========     =========      ========
Investments in real estate, at cost           $356,243     $258,195    $33,712    $     --     $648,150     $(138,744)     $509,406
                                              ========     ========    =======     =======     ========     =========      ========
Total assets                                  $269,829     $137,125    $ 9,410    $179,517     $595,881     $(114,266)     $481,615
                                              ========     ========    =======     =======     ========     =========      ========
Capital expenditures                          $    831     $  3,777    $    --    $     --     $  4,608     $    (974)     $  3,634
                                              ========     ========    =======     =======     ========     =========      ========

                                                                                                        Adjustments to         Total
4-Month Period Ended 12/31/97                   Retail  Multifamily      Other   Corporate        Total  Equity Method  Consolidated
                                                ------  -----------      -----   ---------        ----- --------------  ------------
Real estate operating revenues                $ 11,076     $ 14,902    $   538    $     --     $ 26,516     $  (9,346)     $ 17,170
Real estate operating expenses                   3,714        6,654          7          --       10,375        (3,460)        6,915
                                              --------     --------    -------     -------     --------     ---------      --------
Net operating income                             7,362        8,248        531          --       16,141        (5,886)       10,255
                                              --------     --------    -------     -------     --------     ---------      --------
General and administrative expenses                 --           --         --      (1,088)      (1,088)           --        (1,088)
Interest income                                     --           --         --          82           82            --            82
PRI net operating income                            --           --         --         922          922          (922)           --
                                              --------     --------    -------     -------     --------     ---------      --------
EBIDTA                                           7,362        8,248        531         (84)      16,057        (6,808)        9,249
                                              --------     --------    -------     -------     --------     ---------      --------
Interest expense                                (2,290)      (4,534)       (57)       (195)      (7,076)        2,727        (4,349)
Depreciation and amortization                   (1,588)      (2,126)       (39)       (434)      (4,187)        1,492        (2,695)
PRI income taxes                                    --           --         --        (228)        (228)          228            --
Gains on sales of interests in real estate       2,090           --         --          --        2,090            --         2,090
Minority interest in operating partnership          --           --         --        (394)        (394)           --          (394)
Equity in interest of partnerships and
   joint ventures                                   --           --         --          --           --         2,101         2,101
Equity in income of PRI                             --           --         --          --           --           260           260
Loss on early extinguishment of debt                --           --         --        (300)        (300)           --          (300)
                                              --------     --------    -------     -------     --------     ---------      --------
Net income                                    $  5,574     $  1,588    $   435    $ (1,635)    $  5,962     $      --      $  5,962
                                              ========     ========    =======     =======     ========     =========      ========
Investments in real estate, at cost           $190,928     $214,587    $20,093          --     $425,608     $(137,681)     $287,927
                                              ========     ========    =======     =======     ========     =========      ========
Total assets                                  $104,099     $107,474    $ 5,344    $161,461     $378,378     $(112,812)     $265,566
                                              ========     ========    =======     =======     ========     =========      ========
Capital expenditures                          $    114     $  1,405    $    --    $     --     $  1,519     $    (308)     $  1,211
                                              ========     ========    =======     =======     ========     =========      ========

                                                                                                        Adjustments to         Total
Fiscal Year Ended 8/31/97                       Retail  Multifamily      Other   Corporate        Total  Equity Method  Consolidated
                                                ------  -----------      -----   ---------        ----- --------------  ------------
Real estate operating revenues                $ 20,186     $ 44,158    $ 1,426     $    --     $ 65,770     $ (25,539)     $ 40,231
Real estate operating expenses                   6,911       19,686         32          --       26,629       (10,142)       16,487
                                              --------     --------    -------     -------     --------     ---------      --------
Net operating income                            13,275       24,472      1,394          --       39,141       (15,397)       23,744
                                              --------     --------    -------     -------     --------     ---------      --------
General and administrative expenses                 --           --         --      (3,324)      (3,324)           --        (3,324)
Provision for losses on investments                 --           --         --        (500)        (500)           --          (500)
Interest income                                     --           --         --         254          254            --           254
                                              --------     --------    -------     -------     --------     ---------      --------
EBIDTA                                          13,275       24,472      1,394      (3,570)      35,571       (15,397)       20,174
                                              --------     --------    -------     -------     --------     ---------      --------
Interest expense                                (4,446)     (12,161)      (159)         --      (16,766)        7,680        (9,086)
Depreciation and amortization                   (3,151)      (6,264)      (118)       (106)      (9,639)        3,380        (6,259)
Gains on sales of interests in real estate       1,069           --         --          --        1,069            --         1,069
Equity in interest of partnerships and
   joint ventures                                   --           --         --          --           --         4,337         4,337
                                              --------     --------    -------     -------     --------     ---------      --------
Net income                                    $  6,747     $  6,047    $ 1,117     $(3,676)    $ 10,235     $      --      $ 10,235
                                              ========     ========    =======     =======     ========     =========      ========
Investments in real estate, at cost           $ 94,185     $212,521    $ 9,486     $    --     $316,192     $(113,749)     $202,443
                                              ========     ========    =======     =======     ========     =========      ========
Total assets                                  $ 52,781     $150,833    $ 5,091     $43,598     $252,303     $ (86,646)     $165,657
                                              ========     ========    =======     =======     ========     =========      ========
Capital expenditures                          $    794     $  3,258    $    --     $    --     $  4,052     $  (1,330)     $  2,722
                                              ========     ========    =======     =======     ========     =========      ========

--------------------------------------------------------------------------------

15. Subsequent Events

In 2000, the Company and an unrelated third-party formed a partnership and purchased the Willow Grove Park shopping center in Willow Grove, Pennsylvania for approximately $140 million. Upon completion of certain investment requirements, including the funding of an expansion of the shopping center, the Company's current 0.01% interest in the partnership that owns the shopping center will increase to a subordinated 50% interest.

In 2000, the Company purchased, for $11 million, including the assumption of debt, its partner's 35% interest in the Emerald Point Multifamily Community. The property is now 100% owned and operated by the Company.

                                   SCHEDULE II

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                        VALUATION AND QUALIFYING ACCOUNTS

               Column A                         Column B                  Column C                   Column D         Column E
                                                                          Additions
                                                               ----------------------------------
                                           Balance Beginning   Charged to Costs  Charged to Other                  Balance at End
              Description                       of Period        and Expenses       Accounts        Deductions        of Period
              -----------                       ---------        ------------       --------        ----------        ---------
ALLOWANCE FOR POSSIBLE LOSSES:

Calendar year ended December 31, 1999       $  1,572,000        $         --      $    135,000     $  1,179,000     $    528,000
                                            ============        ============      ============     ============     ============

Calendar year ended December 31, 1998       $  1,770,000        $         --      $         --     $    198,000     $  1,572,000
                                            ============        ============      ============     ============     ============

Four-month period ended December 31, 1997   $  1,831,000        $         --      $         --     $     61,000     $  1,770,000
                                            ============        ============      ============     ============     ============

Fiscal year ended August 31, 1997           $  2,042,000        $    500,000      $         --     $    711,000     $  1,831,000
                                            ============        ============      ============     ============     ============

                                                        SCHEDULE III

                                                            PREIT
                                                 Investment in Real Estate and
                                                    As of December 31, 1999

                                                     Initial       Cost of                     Balance of
                                      Initial        Cost of     Improvements    Balance of    Building &       Current
                                      Cost of       Building &       net of         Land      Improvements   Depreciation
                                        Land        Improvemnt    Retirements    @ 12/31/99    @ 12/31/99       Balance
                                    ----------------------------------------------------------------------------------------
MULTIFAMILY PROPERTIES:
 2031 Locust St                    $    100,000    $  1,028,000    $ 2,418,000    $    100,000    $  3,446,000    $ 2,591,000
 Boca Palms                           7,107,000      28,444,000      1,831,000       7,107,000      30,275,000      5,227,000
 Camp Hill                              336,000       3,060,000      1,919,000         336,000       4,979,000      3,874,000
 Cobblestone Apartments               2,791,000       9,697,000      2,560,000       2,791,000      12,257,000      2,645,000
 Eagles Nest                          4,021,000      17,615,000      1,442,000       4,021,000      19,057,000      4,277,000
 Emerald Point                        3,062,000      18,645,000      3,706,000       3,062,000      22,351,000      4,963,000
 Fox Run - Bear                       1,355,000      19,959,000      1,811,000       1,355,000      21,770,000      5,764,000
 Hidden Lakes                         1,225,000      11,793,000      1,031,000       1,225,000      12,824,000      2,402,000
 Kenwood Gardens                        489,000       3,235,000      3,287,000         489,000       6,522,000      5,330,000
 Lakewood Hills                         501,000      11,402,000      5,002,000         501,000      16,404,000     10,069,000
 Palms of Pembroke                    4,869,000      17,384,000      1,367,000       4,869,000      18,751,000      3,045,000
 Shenandoah Village                   2,200,000       8,975,000      1,580,000       2,200,000      10,555,000      2,016,000
 The Marylander                         117,000       4,340,000      2,836,000         117,000       7,176,000      6,290,000
 The Woods                            4,234,000      17,268,000        818,000       4,234,000      18,086,000        652,000

INDUSTRIAL PROPERTIES:
 ARA- Allentown                           3,000          82,000              -           3,000          82,000         76,000
 ARA - Pennsauken                        20,000         190,000              -          20,000         190,000        160,000
 Interstate Commerce                     34,000         364,000      1,404,000          34,000       1,768,000      1,302,000
 People's Drug Company                  225,000       1,873,000        476,000         225,000       2,349,000      1,580,000
 Sears                                   25,000         206,000        176,000          25,000         382,000        333,000

RETAIL PROPERTIES:
 Christiana Power Center              9,316,000      22,154,000              -       9,316,000      22,154,000      1,023,000
 Crest Plaza                            332,000       2,349,000      3,393,000         282,000       5,792,000      3,956,000
 Festival Shopping Center             3,728,000      14,988,000              -       3,728,000      14,988,000        503,000
 Florence Commons                       959,000       5,603,000              -         959,000       5,603,000         70,000
 Forestville, SC                        440,000       5,572,000        705,000         440,000       6,277,000      3,208,000
 Magnolia Mall                        9,279,000      37,359,000      2,175,000       9,279,000      39,534,000      2,294,000
 Mandarin Corner                      4,891,000      10,168,000        604,000       4,891,000      10,772,000      4,109,000
North Dartmouth Mall                  7,199,000      28,945,000      1,895,000       7,199,000      30,840,000      1,784,000
 Home Depot Operations                2,716,000      10,863,000              -       2,716,000      10,863,000        204,000
 Northeast Tower Center               4,205,000      16,824,000        810,000       4,606,000      17,233,000        442,000
Prince George's Plaza                13,066,000      57,479,000      1,001,000      13,066,000      58,480,000      1,960,000
 South Blanding Village               2,946,000       6,138,000        346,000       2,946,000       6,484,000      2,325,000
Valleyview                            4,412,000       3,613,000              -       4,412,000       3,613,000        103,000

DEVELOPMENT PROPERTIES:
 Christiana - Dev (Phase II)                  -         244,000              -               -         244,000              -
 Northeast Tower Development          3,650,000         551,000              -       3,650,000         551,000              -
 Paxton - Development                16,308,000      12,959,000              -      16,308,000      12,959,000              -
 Warrington - Development             1,380,000       4,018,000              -       1,380,000       4,018,000              -
                                   ----------------------------------------------------------------------------------------------
TOTAL INVESTMENT IN REAL ESTATE    $117,541,000    $415,387,000    $44,593,000    $117,892,000    $459,629,000    $84,577,000
                                   ==============================================================================================

[RESTUBBED TABLE]


                                                        Date
                                        Current          of            Depreciable
                                      Encumbrance    Construction/       Life in
                                        Balance       Acquisition         Years
                                    ------------------------------------------------
MULTIFAMILY PROPERTIES:
 2031 Locust St                       $ 5,915,000       1961                25
 Boca Palms                            22,469,000       1994                39
 Camp Hill                              6,437,000       1969                33
 Cobblestone Apartments                13,769,000       1992                40
 Eagles Nest                           15,202,000       1998                39
 Emerald Point                         16,223,000       1993                39
 Fox Run - Bear                        14,381,000       1998                39
 Hidden Lakes                          10,638,000       1994                39
 Kenwood Gardens                        7,208,000       1963                38
 Lakewood Hills                        18,641,000     1972-80               45
 Palms of Pembroke                     16,503,000       1994                39
 Shenandoah Village                     8,290,000       1993                39
 The Marylander                        12,228,000       1962                39
 The Woods                              7,066,000       1998                39

INDUSTRIAL PROPERTIES:
 ARA- Allentown                                 -       1962                40
 ARA - Pennsauken                               -       1962                50
 Interstate Commerce                            -       1963                50
 People's Drug Company                          -       1962                55
 Sears                                          -       1963                50

RETAIL PROPERTIES:
 Christiana Power Center                        -       1998                39
 Crest Plaza                                    -       1964                40
 Festival Shopping Center                       -       1998                39
 Florence Commons                               -       1999                39
 Forestville, SC                                -       1983               33.3
 Magnolia Mall                         23,837,000       1998                39
 Mandarin Corner                        7,812,000       1988                39
North Dartmouth Mall                            -       1998                39
 Home Depot Operations                 12,500,000       1999                39
 Northeast Tower Center                         -       1998                39
Prince George's Plaza                  47,711,000       1998                39
 South Blanding Village                         -       1988                40
Valleyview                                      -       1998                39

DEVELOPMENT PROPERTIES:
 Christiana - Dev (Phase II)                    -       1998
 Northeast Tower Development                    -       1998
 Paxton - Development                   6,804,000       1998
 Warrington - Development                       -       1998
                                    -------------
TOTAL INVESTMENT IN REAL ESTATE      $273,634,000
                                    =============

        Summary of Real Estate Investments and Accumulated Depreciation

The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $574 million and $505 million at December 31, 1999 and 1998, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31, are as follows:


                                                                       Total Real Estate Assets
                                      -----------------------------------------------------------------------------------------
                                      Calendar Year Ended    Calendar Year Ended    4 Month Period Ended      Fiscal Year Ended
                                      December 31, 1999       December 31, 1998       December 31, 1997        August 31, 1997
                                      -----------------       -----------------       -----------------        ---------------

BALANCE, beginning of period             $509,406,000            $287,926,000           $202,443,000              $198,542,000
Acquisitions and development               55,830,000             217,383,000             84,464,000                 2,331,000
Improvements                               12,285,000               4,097,000              1,020,000                 1,570,000
                                         ------------            ------------           ------------              ------------

BALANCE, end of period                   $577,521,000            $509,406,000           $287,926,000              $202,443,000
                                         ============            ============           ============              ============

                                                                      Accumulated Depreciation
                                      -----------------------------------------------------------------------------------------
                                      Calendar Year Ended    Calendar Year Ended    4 Month Period Ended      Fiscal Year Ended
                                      December 31, 1999       December 31, 1999       December 31, 1997        August 31, 1997
                                      -----------------       -----------------       -----------------        ---------------

BALANCE, beginning of period             $71,129,000             $53,171,000              $50,711,000             $44,693,000
Depreciation expense                      13,448,000               8,902,000                2,460,000               5,884,000
Transfers from partnerships and joint
  ventures                                   --                    9,056,000                   --                     134,000
                                         -----------             -----------              -----------             -----------
BALANCE, end of period                   $84,577,000             $71,129,000              $53,171,000             $50,711,000
                                         ===========             ===========              ===========             ===========

                                      F-18

                                  EXHIBIT INDEX

   Exhibit No.                   Description
   -----------                   -----------

       21      Listing of subsidiaries

       23      Consent of Arthur Andersen LLP (Independent Public Accountants)

       27      Financial Data Schedule