Form 10-K/A
period 1999-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2000-04-07
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    FORM 10-K/A
                                -----------------


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

     The Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Report") contained a typographical error in the chart on page seven of the Report regarding development properties, which showed the Registrant's interest in Pavilion at Market East as a 100% interest. The Registrant's actual interest in Pavilion at Market East is a 50% interest as reflected in the chart regarding development properties on page seven hereof.

     Accordingly, the Registrant hereby amends the Report by restating Item 1 thereof as follows:

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

         The following table presents information, as of December 31, 1999, regarding the development properties:

                                                       Percent                    Planned
                                                      Owned Or        Planned      Owned
                                                        To Be         Square      Square                             Expected
       Development Property           Location        Acquired*        Feet       Feet(1)        Status(2)          Completion
       --------------------           --------        ---------        ----       -------        ---------          ----------
Paxton Towne Center            Harrisburg, PA            100%(3)     695,251      570,826      Construction    4th Quarter of 2000

Metroplex Shopping Center      Plymouth Meeting, PA       50%        780,000      476,730      Construction    4th Quarter of 2000

Creekview Shopping Center      Warrington, PA            100%(4)     418,416      129,500      Construction    4th Quarter of 2000

Pavilion at Market East        Philadelphia, PA           50%        202,844      202,844      Development     4th Quarter of 2001

Christiana Power Center II     Newark, DE                100%        445,000      445,000      Development     4th Quarter of 2001

Frankford Arsenal              Philadelphia, PA          100%        508,559      508,559      Development     4th Quarter of 2001
                                                                   ---------    ---------

              TOTAL (6 Properties):                                3,050,070    2,333,459
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


Date:  April 5, 2000                By:  /s/ Jonathan B. Weller
                                          ----------------------
                                          Jonathan B. Weller
                                          President and Chief Operating Officer


          Name                                          Capacity                                  Date
          ----                                          --------                                  ----
* /s/ Sylvan M. Cohen                       Chairman and Trustee                               April 5, 2000
--------------------------
Sylvan M. Cohen

* /s/ Ronald Rubin                          Chief Executive Officer and Trustee                April 5, 2000
--------------------------
Ronald Rubin

/s/ Jonathan B. Weller                      President, Chief Operating Officer and Trustee     April 5, 2000
--------------------------
Jonathan B. Weller

* /s/ George Rubin                          Trustee                                            April 5, 2000
--------------------------
George Rubin

* /s/ William R. Dimeling                   Trustee                                            April 5, 2000
--------------------------
William R. Dimeling

* /s/ Lee Javitch                           Trustee                                            April 5, 2000
--------------------------
Lee Javitch

* /s/ Leonard I. Korman                     Trustee                                            April 5, 2000
--------------------------
Leonard I. Korman

* /s/ Jeffrey P. Orleans                    Trustee                                            April 5, 2000
--------------------------
Jeffrey P. Orleans

* /s/Rosemarie B. Greco                     Trustee                                            April 5, 2000
--------------------------
Rosemarie B. Greco

/s/ Edward Glickman                         Executive Vice President and Chief                 April 5, 2000
--------------------------                  Financial Officer (principal financial
Edward Glickman                             officer)


/s/ Dante J. Massimini                      Senior Vice President - Finance and Treasurer      April 5, 2000
-------------------------                   (principal accounting officer)
Dante J. Massimini



* By /s/ Jonathan B. Weller (as attorney in fact)
   -----------------------
    Jonathan B. Weller

