Form 10-Q
period 2000-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2000-05-15
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               ---------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number         1-6300
                               -------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                             23-6216339
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


200 South Broad Street, Third Floor, Philadelphia, PA             19102-3803
------------------------------------------------------       -------------------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (215) 875-0700
                                                                ----------------

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
                              Yes [X]     No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of beneficial interest outstanding at May 10, 2000:  13,349,857
-------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--March 31, 2000
      and December 31, 1999                                                  1-2

   Consolidated Statements of Income--Three Months
      Ended March 31, 2000 and March 31, 1999                                  3

   Consolidated Statements of Cash Flows--Three Months
      Ended March 31, 2000 and March 31, 1999                                  4

   Notes to Unaudited Consolidated Financial Statements                     5-11

Item 2. Management's Discussion and Analysis of Financial

   Condition and Results of Operations                                     12-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk            17

Part II.  Other Information                                                   18

Item 1.    Not Applicable                                                      -

Item 2.    Not Applicable                                                      -

Item 3.    Not Applicable                                                      -

Item 4.    Not Applicable                                                      -

Item 5.    Other Information                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   18


Signatures                                                                    19

Exhibits Index                                                                20

Part I.  Financial Information

Item 1.  Financial Statements


                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)


                                                                            (Unaudited)
                                                                              March 31,            December 31,
                                                                                2000                   1999
                                                                             ----------            ------------
INVESTMENTS IN REAL ESTATE, at cost:
 Multifamily properties                                                      $  243,314             $  236,859
 Retail properties                                                              296,410                294,945
 Industrial properties                                                            5,078                  5,078
 Properties under development                                                    42,698                 40,639
                                                                             ----------             ----------

              Total investments in real estate                                  587,500                577,521

 Less- Accumulated depreciation                                                  88,144                 84,577
                                                                             ----------             ----------

                                                                                499,356                492,944

INVESTMENT IN PREIT-RUBIN, INC.                                                   2,209                  3,888

ADVANCES TO PREIT-RUBIN, INC.                                                     7,303                  6,200
INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity
                                                                                 17,833                 17,873
                                                                             ----------             ----------
                                                                                526,701                520,905
 Less- Allowance for possible losses                                                528                    528
                                                                             ----------             ----------
                                                                                526,173                520,377
OTHER ASSETS:
 Cash and cash equivalents                                                        3,867                  3,235
 Rents and sundry receivables (net of allowance for doubtful
   accounts of $1,006 and $559, respectively)                                     5,723                  6,249
 Deferred costs, prepaid real estate taxes and expenses, net                     18,998                 17,729
                                                                             ----------             ----------

                                                                             $  554,761             $  547,590
                                                                             ==========             ==========


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                 (In thousands)



                                                                            (Unaudited)
                                                                              March 31,            December 31,
                                                                                2000                   1999
                                                                             ----------            ------------
LIABILITIES:
   Mortgage notes payable                                                    $  265,809             $  266,830
   Bank and other loans payable                                                  97,700                 91,000
   Construction loan payable                                                     10,145                  6,804
   Tenants' deposits and deferred rents                                           2,832                  2,291
   Accrued pension and retirement benefits                                          881                    952
   Accrued expenses and other liabilities                                        11,765                 13,812
                                                                             ----------             ----------

                                                                                389,132                381,689
                                                                             ----------             ----------

MINORITY INTEREST                                                                31,915                 32,489

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par; authorized unlimited; issued and outstanding 13,349 shares at March 31, 2000 and 13,338 shares at
     December 31, 1999                                                           13,349                 13,338
   Capital contributed in excess of par                                         145,868                145,697
   Distributions in excess of net income                                        (25,503)               (25,623)
                                                                             ----------             ----------

                                                                                133,714                133,412
                                                                             ----------             ----------

                                                                             $  554,761             $  547,590
                                                                             ==========             ==========




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                              (In thousands, except per share data)

                                                                                         Three Months Ended
                                                                                    -----------------------------
                                                                                    March 31,           March 31,
                                                                                      2000                1999
                                                                                    ---------           ---------
REVENUES:
  Gross revenues from real estate                                                   $  23,222           $  21,578
  Interest and other income                                                               230                 163
                                                                                    ---------           ---------

                                                                                       23,452              21,741
                                                                                    ---------           ---------
EXPENSES:
  Property operating expenses                                                           8,180               7,855
  Depreciation and amortization                                                         3,710               3,216
  General and administrative expenses                                                   1,035                 853
  Interest expense                                                                      5,844               5,105
                                                                                    ---------           ---------

                                                                                       18,769              17,029
                                                                                    ---------           ---------

                Income before equity in unconsolidated entities, gains
                  on sales of interests in real estate and minority
                  interest in operating partnership                                     4,683               4,712

EQUITY IN LOSS OF PREIT-RUBIN, INC.                                                    (1,489)             (1,092)

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
                                                                                        1,672               1,466

GAINS ON SALES OF INTERESTS IN REAL ESTATE                                              2,263               1,346
                                                                                    ---------           ---------

                Income before minority interest in
                  operating partnership                                                 7,129               6,432

MINORITY INTEREST IN OPERATING PARTNERSHIP                                               (740)               (562)
                                                                                    ---------           ---------

NET INCOME                                                                          $   6,389           $   5,870
                                                                                    =========           =========

BASIC INCOME PER SHARE                                                              $     .48           $     .44
                                                                                    =========           =========

DILUTED INCOME PER SHARE                                                            $     .48           $     .44
                                                                                    =========           =========


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       (In thousands)

                                                                                    Three Months Ended
                                                                                ---------------------------
                                                                                 March 31,        March 31,
                                                                                   2000             1999
                                                                                ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $    6,389        $  5,870
 Adjustments to reconcile net income to net cash
   provided by operating activities-
     Minority interest in operating partnership                                        740             562
     Depreciation and amortization                                                   3,710           3,216
     Provision for doubtful accounts                                                   426             326
     Gains on sales of interests in real estate                                     (2,263)         (1,346)
     Equity in loss of PREIT-RUBIN, Inc.                                             1,489           1,092
     Decrease in allowance for possible losses                                          --             (37)
     Change in assets and liabilities-
       Net change in other assets                                                   (1,312)         (2,455)
       Net change in other liabilities                                                (579)           (906)
                                                                                ----------        --------
              Net cash provided by operating activities                              8,600           6,322
                                                                                ----------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in wholly-owned real estate                                            (8,577)         (3,765)
 Investments in property under development                                          (2,867)         (5,133)
 Investment in and advances to PREIT-RUBIN, Inc.                                    (1,102)           (786)
 Investments in partnerships and joint ventures                                     (1,013)           (300)
 Cash proceeds from sale of interest in partnership                                  2,940           1,093
 Cash distributions from partnerships and joint ventures
   in excess of equity in income                                                       376             267
                                                                                ----------        --------
              Net cash used in investing activities                                (10,243)         (8,624)
                                                                                ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal installments on mortgage notes payable                                   (1,021)           (729)
 Proceeds from construction loans payable                                            3,341              --
 Net (payment) borrowing from credit facility                                        6,700           7,700
 Shares of beneficial interest issued                                                  183              --
 Payment of deferred financing and equity offering costs                                --            (888)
 Distributions paid to shareholders                                                 (6,270)         (6,258)
 Distributions paid to OP Unit holders                                                (658)           (529)
 Distributions to minority partners                                                     --            (131)
                                                                                ----------        --------
              Net cash provided by (used in) financing activities                    2,275            (835)
                                                                                ----------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   632          (3,137)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,235           6,135
                                                                                ----------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    3,867        $  2,998
                                                                                ==========        ========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                        THREE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

                      (In thousands, except per share data)



1.  BASIS OF PRESENTATION:

Pennsylvania Real Estate Investment Trust ("PREIT" or the "Company") prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT's latest annual report on Form 10-K. In management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Certain prior period amounts have been reclassified to conform with current period presentation.

2.  INVESTMENT IN PREIT-RUBIN, INC.:

PREIT-RUBIN, Inc. ("PRI") is responsible for various activities, including management, leasing and real estate development of certain of PREIT's properties and for properties on behalf of third parties. Total management fees paid by PREIT's properties to PRI are included in property operating expenses in the accompanying consolidated statements of income and amounted to $194 and $98 for the three-month periods ended March 31, 2000 and 1999, respectively. PREIT's properties also paid leasing and development fees to PRI totaling $152 and $216 for the three-month periods ended March 31, 2000 and 1999.

Leasing and development fees paid by PREIT's properties to PRI are capitalized and amortized to expense in accordance with PREIT's normal accounting policies. Intercompany profits earned by PRI related to such activities are deferred and will be amortized to income over these same periods in order to more properly match revenues and expenses.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of PREIT and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $672 and $847 for the three-month periods ended March 31, 2000 and 1999, respectively.

Summarized unaudited financial information for PRI as of and for the three-month periods ended March 31, 2000 and 1999 is as follows:

                                           For the Three          For the Three
                                           Months Ended           Months Ended
                                          March 31, 2000         March 31, 1999
                                          --------------         --------------

       Total assets                         $    4,968              $  10,644
                                            ==========              =========

       Management fees                      $      990              $   1,238

       Leasing commissions                         945                  1,070

       Development fees                             63                    242

       Other revenue                               389                    488
                                            ----------              ---------

       Total revenue                         $   2,387              $   3,038
                                            ==========              =========

       Net loss                              $  (1,565)             $  (1,150)
                                            ==========              =========

       PREIT's share of net loss             $  (1,489)             $  (1,092)
                                            ==========              =========

3.  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 15 partnerships and joint ventures and 2 properties under development at March 31, 2000, and 16 partnerships and joint ventures and 2 properties under development at December 31, 1999 and PREIT's equity in income for the three months ended March 31, 2000 and 1999:

                                                                         March 31,         December 31,
                                                                           2000               1999
                                                                         ---------         ------------
                                     ASSETS

Investments in real estate, at cost:
   Multifamily properties                                                $  56,458          $  56,112
   Retail properties                                                       348,428            212,238
   Properties under development                                             48,205             38,766
                                                                         ---------          ---------

                  Total investments in real estate                         453,091            307,116

   Less- Accumulated depreciation                                           69,939             70,520
                                                                         ---------          ---------

                                                                           383,152            236,596
Cash and cash equivalents                                                    6,931              7,952

Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                              45,256             43,677
                                                                         ---------          ---------

                  Total assets                                           $ 435,339   $        288,225
                                                                         ---------          ---------


                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                   $ 330,624          $ 231,611

Bank loans payable                                                              --                 --

Construction loans payable                                                  28,791             22,298

Other liabilities                                                           19,064             16,707
                                                                         ---------          ---------

                  Total liabilities                                        378,479            270,616
                                                                         ---------          ---------

Net equity                                                                  56,860             17,609

Less: Partners' share                                                       39,027               (264)
                                                                         ---------          ---------

Investment in partnerships and joint ventures                            $  17,833          $  17,873
                                                                         =========          =========

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES


                                                                    Three Months Ended
                                                               ----------------------------
                                                               March 31,          March 31,
                                                                  2000               1999
                                                               ---------          ---------
Gross revenues from real estate                                $  16,423          $  14,158
                                                               ---------          ---------

Expenses:
    Property operating expenses                                    5,468              4,852
    Mortgage and bank loan interest                                5,113              4,188
    Depreciation and amortization                                  2,531              2,154
                                                               ---------          ---------
                                                                  13,112             11,194
                                                               ---------          ---------

                                                                   3,311              2,964
Partners' share                                                   (1,639)            (1,498)
                                                               ---------          ---------

Equity in income of partnerships and joint ventures            $   1,672          $   1,466
                                                               =========          =========


In 2000, PREIT purchased, for $11 million, including the assumption of debt, its partner's 35% interest in the Emerald Point Multifamily Community. PREIT now owns 100% of the property.

In 2000, PREIT sold its 50% interest in the Park Plaza shopping center in Pinellas Park, Florida for proceeds of $3 million, resulting in a gain of $2.3 million.

In 2000, PREIT and an unrelated third-party formed a partnership and purchased the Willow Grove Park shopping center in Willow Grove, Pennsylvania for approximately $140 million. Upon completion of certain requirements, including the funding of an expansion of the shopping center, the Company's current 0.01% interest in the partnership that owns the shopping center will increase to a subordinated 50% interest.


4.  EARNINGS PER SHARE:

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between basic and diluted Earnings Per Share is shown below:

                                               For the Three Months Ended
                                                      March 31, 2000
                                          -------------------------------------
                                                                      Per Share
                                           Income         Shares        Amount
BASIC EARNINGS PER SHARE:
 Net income                               $  6,389      13,339,873      $  .48
                                          ========      ==========      ======

DILUTED EARNINGS PER SHARE:
 Net income                               $  6,389      13,339,873
 Common stock equivalents                       --             464
                                          --------      ----------

                                          $  6,389      13,340,337      $  .48
                                          ========      ==========      ======

                                             For the Three Months Ended
                                                  March 31, 1999
                                   ---------------------------------------------
                                                                       Per Share
                                    Income             Shares            Amount
BASIC EARNINGS PER SHARE:
   Net income                      $  5,870          13,308,584          $  .44
                                   ========          ==========          ======

DILUTED EARNINGS PER SHARE:
   Net income                      $  5,870          13,308,584
   Common stock equivalents              --               7,052
                                   --------          ----------
                                   $  5,870          13,315,636          $  .44
                                   ========          ==========          ======


5.  DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                          Amount
                                                                            Per
       Date Declared           Record Date           Payment Date          Share
       -------------           -----------           ------------         ------
      May 10, 2000            May 31, 2000          June 15, 2000          $.47

      April 29, 1999          May 28, 1999          June 15, 1999          $.47


6.  CASH FLOW INFORMATION:

Cash paid for interest was $5,562 (net of capitalized interest of $821) and $4,943 (net of capitalized interest of $419) for the three month periods ended March 31, 2000 and March 31, 1999, respectively.


7.  COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which PREIT has an interest for which reserves have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the merger with PRI, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., (PREIT's operating partnership) to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of March 31, 2000, 330,000 of the 800,000 OP units for the period covering October 1, 1997 to December 31, 1999 had been earned. These OP units earned resulted in an additional purchase price of approximately $5.7 million. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At March 31, 2000, PREIT had approximately $66 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

8.  SEGMENT INFORMATION:

PREIT has four reportable segments: (1) retail properties, (2) multifamily properties, (3) other, and (4) corporate. The retail segment includes the operation and management of 23 regional and community shopping centers (13 wholly owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly owned and 5 owned in joint venture form). The other segment includes the operation and management of 5 retail properties under development (3 wholly owned and 2 owned in joint venture form) and 5 industrial properties (all wholly owned). The corporate segment is responsible for cash and investment management and certain other general support functions.

The accounting policies for the segments are the same as those PREIT uses for its consolidated financial reporting, except that for segment reporting purposes, PREIT uses the "proportionate-consolidation method" of accounting (a non-GAAP measure) for joint venture properties instead of the equity method of accounting. PREIT calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of its equity method investments.

(In thousands)

                                                                                                         Adjustments
                                                                                                         to Equity         Total
Three Months Ended                       Retail    Multifamily         Other   Corporate        Total      Method       Consolidated
-------------------                    ---------   -----------      ---------  ---------     ---------   -----------    ------------
March 31, 2000
--------------
Real estate operating revenues         $ 16,689     $ 13,462        $    379           --   $  30,530    $  (7,308)      $ 23,222
Real estate operating expense             5,197        5,348               5           --      10,550       (2,370)         8,180
                                       --------     --------        --------   ---------     --------    ---------       --------
Net operating income                     11,492        8,114             374           --      19,980       (4,938)        15,042
                                       --------     --------        --------   ---------     --------    ---------       --------
General and administrative expenses
                                             --           --              --       (1,035)     (1,035)          --         (1,035)
Interest income                              --           --              --          230         230           --            230
PRI net operating loss                       --           --              --       (1,129)     (1,129)       1,129             --
                                       --------     --------        --------   ---------     --------    ---------       --------
EBIDTA                                   11,492        8,114             374      (1,934)      18,046       (3,809)        14,237
                                       --------     --------        --------   ---------     --------    ---------       --------
Interest expense                         (4,392)      (3,553)            --          (228)     (8,173)       2,329         (5,844)
Depreciation and amortization            (2,666)      (2,020)            (24)        (297)     (5,007)       1,297         (3,710)
Gains on sales of interests in real
   estate                                 2,263           --              --           --       2,263           --          2,263
Minority interest in operating
   partnership                               --           --              --         (740)       (740)          --           (740)
Equity in interest of partnerships
   and joint ventures
                                             --           --              --           --          --        1,672          1,672
Equity in loss of PRI                        --           --              --           --          --       (1,489)        (1,489)
                                       --------     --------        --------   ---------     --------    ---------       --------
Net income                             $  6,697     $  2,541        $    350   $  (3,199)    $  6,389    $      --       $  6,389
                                       --------     --------        --------   ---------     --------    ---------       --------
Investments in real estate, at cost    $401,747     $271,793        $ 83,638   $      --     $757,178    $(169,678)      $587,500
                                       --------     --------        --------   ---------     --------    ---------       --------
Total assets                           $383,304     $213,003        $ 80,713   $  14,772     $691,792    $(137,031)      $554,761
                                       --------     --------        --------   ---------     --------    ---------       --------
Recurring capital expenditures         $    119     $    704        $     --   $      --     $    823    $    (161)      $    622
                                       --------     --------        --------   ---------     --------    ---------       --------

                                                                                                         Adjustments
                                                                                                          to Equity         Total
Three Months Ended                       Retail    Multifamily         Other   Corporate        Total      Method       Consolidated
-------------------                    ---------   -----------      ---------  ---------     ---------   -----------    ------------
March 31, 1999
--------------
Real estate operating revenues         $ 15,354    $  12,804        $    396   $      --     $ 28,554    $  (6,976)      $ 21,578
Real estate operating expense             5,030        5,205               4          --       10,239       (2,384)         7,855
                                       --------     --------        --------   ---------     --------    ---------       --------
Net operating income                     10,324        7,599             392          --       18,315       (4,592)        13,723
                                       --------     --------        --------   ---------     --------    ---------       --------
General and administrative expenses
                                            --           --              --         (853)        (853)        --             (853)
Interest income                             --           --              --          163          163         --              163
PRI net operating loss                      --           --              --         (800)        (800)         800             --
                                       --------     --------        --------   ---------     --------    ---------       --------
EBIDTA                                   10,324        7,599             392      (1,490)      16,825       (3,792)        13,033
                                       --------     --------        --------   ---------     --------    ---------       --------
Interest expense                         (4,542)      (2,304)           (119)       (380)      (7,345)       2,240         (5,105)
Depreciation and amortization            (2,326)      (1,839)            (26)       (307)      (4,498)       1,282         (3,216)
PRI income taxes                            --           --               --         104          104         (104)            --
Gains on sales of interests in real
   estate                                   445          --              901          --        1,346           --          1,346
Minority interest in operating
   partnership                              --           --              --         (562)        (562)          --           (562)
Equity in interest of partnerships
   and jt. ventures                         --           --             --            --           --        1,466          1,466
Equity in loss of PRI                       --           --              --           --                    (1,092)        (1,092)
                                       --------     --------        --------   ---------     --------    ---------       --------

Net income                             $  3,901     $  3,456        $  1,148   $  (2,635)    $  5,870    $      --       $  5,870
                                       --------     --------        --------   ---------     --------    ---------       --------
Investments in real estate, at cost
                                       $360,047     $259,587        $ 37,821   $      --     $657,455    $(141,615)      $515,840
                                       --------     --------        --------   ---------     --------    ---------       --------
Total assets                           $348,305     $203,715        $ 34,812   $  15,777     $602,609    $(115,770)      $486,839
                                       --------     --------        --------   ---------     --------    ---------       --------
Recurring capital expenditures         $    137     $    815        $     --   $      --     $    952    $    (140)      $    812
                                       --------     --------        --------   ---------     --------    ---------       --------

9.  RECENT ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. PREIT will be required to adopt this statement effective as of January 1, 2001. PREIT does not expect the adoption of this statement to have a material impact on its financial position or results of operations.


10. SUBSEQUENT EVENT:

On April 19, 2000, PREIT sold a 294,000 square foot industrial property in Alexandria, Virginia, for total proceeds of approximately $12 million including the sale price of $8 million and a lease termination fee with the building's sole tenant for approximately $4 million. The sale of the property resulted in a gain of approximately $6.6 million which will be recognized in the second quarter of 2000.

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

PREIT expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. PREIT believes that the net cash provided by operations will be sufficient to make distributions to continue to qualify as a REIT under the Internal Revenue Code. PREIT also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions.

PREIT expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. PREIT also expects to use the remaining funds available under its $150 million credit facility (the "Credit Facility") to fund acquisitions, development activities and capital improvements on an interim basis.

The Credit Facility

At March 31, 2000, PREIT had borrowed $97.7 million against its Credit Facility and had pledged $5.7 million as collateral for several letters of credit. Of the unused portion of the Credit Facility of approximately $46.6 million, as of March 31, 2000, the Company's loan covenant restrictions allow the Company to borrow approximately an additional $16.2 million (based on the existing property collateral pool) to fund property acquisitions, scheduled debt maturities and other uses. At March 31, 2000, the interest rate on the Credit Facility was 7.81%.

Mortgage Notes

In addition to amounts due under the Credit Facility during the next three years, construction and mortgage loans, secured by properties owned by 2 partnerships in which PREIT has an interest, mature by their terms. Balloon payments on these loans total $29.4 million of which PREIT's proportionate share is $15.0 million. Construction and mortgage loans on properties wholly-owned by PREIT also mature by their terms. Balloon payments on these loans total $25.1 million ($15.0 million in 2000 and $10.1 million in 2001).

Funds from Operations

Funds from operations (FFO) increased by $0.4 million for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, as follows:

                                                                                          (In thousands)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                 --------------------------------
                   Funds from Operations(1)                                        2000                    1999
----------------------------------------------------------------                 -------                 --------
Income before minority interest in operating partnership                         $ 7,129                 $  6,432

Less: Gains on sales of interests in real estate                                  (2,263)                  (1,346)

Add:
      Depreciation and amortization-
        Wholly-owned and consolidated partnerships                                 3,710                    3,156
        Unconsolidated partnerships and joint ventures                             1,122                    1,059
        Excess purchase price over net assets acquired                                54                       53

Less:
   Depreciation of non-real estate assets                                            (65)                     (60)
   Amortization of deferred financing costs                                         (163)                    (139)
                                                                                 -------                 --------

Funds from operations                                                            $ 9,524                 $  9,155
                                                                                 =======                 ========


Weighted average number of shares outstanding                                     13,340                   13,308
Weighted average effect of full conversion of OP Units                             1,541                    1,274
                                                                                 -------                 --------

                                                                                  14,881                   14,582
                                                                                 =======                 ========


(1) Funds from operations ("FFO") is defined as income before gains (losses) on investments, excluding gains (losses) on sale of depreciable operating real estate and extraordinary items (computed in accordance with generally accepted accounting principles, "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs. FFO should not be construed as an alternative to net income (as determined in accordance with GAAP) as an indicator of PREIT's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, PREIT's measure of FFO as presented may not be comparable to similar measures reported by other companies.

Cash Flows

During the three months ended March 31, 2000, PREIT generated $8.6 million in cash flow from operating activities. Investing activities during the three months ended March 31, 2000 used cash of $10.2 million including (i) $2.9 million in investments in property under development, (ii) $8.6 million in investments in wholly-owned real estate assets, (iii) $2.1 million in investments in the affiliated management company and partnerships, offset by
(iv) cash proceeds from the sale of a partnership interest of $2.9 million and
(v) distributions from partnerships in excess of equity in income of $0.4 million. Financing activities provided cash flow of $2.3 million and included
(i) $3.3 construction loans payable and a net borrowing of (ii) $6.7 million under the Company's Credit Facility, offset by (iii) $6.9 million of distributions to shareholders, OP unit holders and minority interests, and (iv) principal installments on mortgages of $1.0 million.

Contingent Liabilities

At March 31, 2000, PREIT had approximately $66.0 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P., may be required to issue additional OP units upon the achievement of certain financial results.

PREIT along with certain of its joint venture partners has guaranteed debt totaling $6.1 million.

Also, PREIT and its joint venture partner have jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at March 31, 2000 was $28.8 million and the remaining commitment from the lender was $37.2 for a total credit line of $66.0 million.

Interest Rate Protection

In order to reduce exposure to variable interest rates, PREIT entered into a six-year interest rate swap agreement with First Union, on $20 million of indebtedness which fixes a rate of 6.12% per annum versus 30-day LIBOR until June 2001.

Results of Operations

Three Month Periods Ended March 31, 2000 and 1999

Gross revenues from real estate increased by $1.6 million to $23.2 million for the three-month period ended March 31, 2000, as compared to the corresponding period in 1999. Retail property revenues increased by $1.0 million. Of this amount $0.8 million is attributable to 1999 acquisitions and a property under development in 1999 now placed in service. The remaining $0.2 million represents an increase for properties owned during both periods. Multifamily revenues increased by $0.6 million for properties owned during both periods due to rental rate increases and higher occupancy rates.

Property operating expenses increased by $0.3 million to $8.2 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Retail property operating expenses increased by $0.2 million with $0.1 million attributable to 1999 acquisitions and a property under development in 1999 now placed in service. Operating expenses for properties owned during both periods increased by $0.1 million for both retail and multifamily properties.

Depreciation and amortization increased by $0.5 million to $3.7 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Retail property depreciation increased by $0.3 million, of which $0.2 million is the result of 1999 acquisitions and the new development property placed in service. Retail depreciation increased by $0.1 million for properties owned during both periods because of a higher asset base. Multifamily depreciation increased by $0.2 million for properties owned during both periods also due to a higher asset base.

Interest expense increased by $0.7 million to $5.8 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Interest expense incurred on the newly placed multifamily mortgages resulted in a $1.8 million increase. Interest expense on the credit facility decreased by $0.9 million because of the reduced weighted-average amount outstanding for the 2000 period of $94.5 million as compared to $140.2 million for the 1999 period. Interest expense on the retail segment decreased by $0.1 million for properties owned during both periods based on lower principal balances in 2000.

Equity in income of partnerships and joint ventures increased by $0.2 million to $1.7 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This is primarily attributable to an increased income from Whitehall Mall which was under redevelopment in the 1999 period.

Equity in net loss of PREIT-RUBIN, Inc. for the 2000 period was $1.5 million as compared to $1.1 million in the 1999 period. The 1999 period included non-recurring brokerage commissions of $0.1 million and one-time development fees of $0.2 million. Net income from the third-party management business decreased by $0.1 million.

Minority interest in the operating partnership increased by $0.2 million to $0.7 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily as a result of 167,500 additional contingent OP units earned under the Contribution Agreement related to the acquisition of The Rubin Organization in 1997.

Gains from the sale of interests in real estate increased by $0.9 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The 2000 period reflects a gain on the sale of interest in Park Plaza Shopping Center in Pinellas Park, FL. The 1999 period includes gains on the sale of interests in 135 Commerce Drive, Ft. Washington, PA and an undeveloped land parcel at Crest Plaza in Allentown, PA.

Net income for the quarter ended March 31, 2000 increased to $6.4 million from $5.9 million as reported in the comparable period in the prior year.

Acquisitions and Dispositions

PREIT is actively involved in pursing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, PREIT has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, PREIT is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, PREIT is considering the disposition of its interests. There can be no assurance that PREIT will consummate any such acquisition or disposition.

In 2000, PREIT purchased, for $11 million, including the assumption of debt, its partner's 35% interest in the Emerald Point Multifamily Community. PREIT now owns 100% of the property.

In 2000, PREIT and an unrelated third-party formed a partnership and purchased the Willow Grove Park shopping center in Willow Grove, Pennsylvania for approximately $140 million. Upon completion of certain investment requirements, including the funding of an expansion of the shopping center, the Company's current 0.01% interest in the partnership that owns the shopping center will increase to a subordinated 50% interest.

In 2000, PREIT sold its 50% interest in the Park Plaza shopping center in Pinellas Park, Florida for proceeds of $3 million, resulting in a gain of $2.3 million.

In 2000, PREIT sold a 294,000 square foot industrial property in Alexandria, Virginia, for total proceeds of approximately $12 million including the sale price of $8 million and a lease termination fee with the building's sole tenant for approximately $4 million. The sale of the property resulted in a gain of approximately $6.6 million which will be recognized in the second quarter of 2000.

Development, Expansions and Renovations

PREIT is involved in a number of development and redevelopment projects, that may require equity funding by PREIT or third-party debt or equity financing. In each case, PREIT will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, PREIT's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the use of borrowed funds in joint venture projects.

At March 31, 2000, PREIT had approximately $66 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

Year 2000 Issue

PREIT expended approximately $0.2 million in connection with hardware, software and equipment upgrades and repairs relating to the Year 2000 issue. The Company did not incur any significant interruption of services in connection with the Year 2000, nor does the Company expect to incur any in the future.

Forward-Looking Statements

The matters discussed in this report, as well as news releases issued from time to time by PREIT include use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning PREIT's planned acquisition, development and divestiture activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, availability of adequate funds at reasonable cost, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PREIT's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. PREIT disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There has been no material change in the net financial instrument position or sensitivity to market risk since December 31, 1999 as reported by PREIT in its Form 10-K for the year ended December 31, 1999.

                                     PART II
                                OTHER INFORMATION



Item 5.  Other Information

         PREIT issued a press release on May 9, 2000 containing financial information for the quarter ended March 31, 2000. A copy of the press release is attached hereto as Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27  Financial Data Schedule

         99 Press Release, issued May 9, 2000 containing financial information for the quarter ended March 31, 2000.

(b)      Reports on Form 8-K

         Current report on Form 8-K dated February 28, 2000 and filed on February 29. 2000.

                             SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                                        By  /s/ Ronald Rubin
                                            ------------------------------------
                                            Ronald Rubin
                                            Chief Executive Officer


                                        By  /s/ Edward A. Glickman
                                            ------------------------------------
                                            Edward A. Glickman
                                            Executive Vice President and
                                            Chief Financial Officer


                                        By  /s/ Dante J. Massimini
                                            ------------------------------------
                                            Dante J. Massimini
                                            Senior Vice President and Treasurer
                                            (Principal Accounting Officer)

                                  Exhibit Index


Exhibit
Number   Description
------   -----------
  27     Financial Data Schedule

  99 Press Release, issued May 9, 2000, containing financial information for the period ended March 31, 2000