Form 10-Q
period 2000-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2000-08-14
CIK 77281

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    June 30, 2000
                               -------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______________________ to ______________________.

Commission File Number                    1-6300
                       --------------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           Pennsylvania                                                     23-6216339
-----------------------------------------------------------------------    ----------------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

       200 South Broad Street, Third Floor, Philadelphia, PA                                19102-3803
-----------------------------------------------------------------------    ----------------------------------------------
         (Address of principal executive office)                                            (Zip Code)

Registrant's telephone number, including area code         (215) 875-0700
                                                   ----------------------------

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

    Shares of beneficial interest outstanding at August 11, 2000: 13,458,937
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


================================================================================

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                         Page

Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--June 30, 2000
      and December 31, 1999                                                1-2

   Consolidated Statements of Income--Three Months
      and Six Months Ended June 30, 2000 and June 30, 1999                   3

   Consolidated Statements of Cash Flows--Six Months
      Ended June 30, 2000 and June 30, 1999                                  4

   Notes to Unaudited Consolidated Financial Statements                   5-11

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk          18

Part II.  Other Information                                                 19

Item 1.    Not Applicable                                                    -
                                                                             -
Item 2.    Not Applicable

Item 3.    Not Applicable                                                    -

Item 4.    Submission of Matters to a Vote of Security Holders              19

Item 5.    Other Information                                                19

Item 6.    Exhibits and Reports on Form 8-K                                 19


Signatures                                                                  20

Exhibits Index                                                              21

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)

                                                                             (Unaudited)
                                                                               June 30,    December 31,
                                                                                2000          1999
                                                                             -----------   -----------
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                    $   247,466   $   236,859
   Retail properties                                                             299,001       294,945
   Industrial properties                                                           2,504         5,078
   Properties under development                                                   51,643        40,639
                                                                             -----------   -----------

                  Total investments in real estate                               600,614       577,521

   Less- Accumulated depreciation                                                 90,058        84,577
                                                                             -----------   -----------

                                                                                 510,556       492,944

INVESTMENT IN PREIT-RUBIN, INC.                                                      144         3,888

ADVANCES TO PREIT-RUBIN, INC.                                                      8,631         6,200

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES,
   at equity                                                                      18,849        17,873
                                                                             -----------   -----------
                                                                                 538,180       520,905
   Less- Allowance for possible losses                                               528           528
                                                                             -----------   -----------
                                                                                 537,652       520,377
OTHER ASSETS:
   Cash and cash equivalents                                                       8,897         7,165
   Rents and sundry receivables (net of allowance for doubtful accounts of
     $988 and $559, respectively)                                                  5,469         6,249
   Deferred costs, prepaid real estate taxes and expenses, net                    15,887        13,799
                                                                             -----------   -----------

                                                                             $   567,905   $   547,590
                                                                             ===========   ===========

                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                       (Unaudited)
                                                                         June 30,      December 31,
                                                                          2000            1999
                                                                       -----------     -----------
LIABILITIES:
   Mortgage notes payable                                              $   264,593     $   266,830
   Bank and other loans payable                                             92,200          91,000
   Construction loan payable                                                14,822           6,804
   Tenants' deposits and deferred rents                                      3,004           2,291
   Accrued pension and retirement benefits                                     898             952
   Accrued expenses and other liabilities                                   16,913          13,812
                                                                       -----------     -----------

                                                                           392,430         381,689
                                                                       -----------     -----------

MINORITY INTEREST                                                           32,669          32,489
                                                                       -----------     -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par; authorized unlimited;
     issued and outstanding 13,458 shares at June 30, 2000 and
     13,338 shares at December 31, 1999                                     13,458          13,338
   Capital contributed in excess of par                                    147,689         145,697
   Deferred compensation                                                    (1,643)           -
   Distributions in excess of net income                                   (16,698)        (25,623)
                                                                       ------------    -----------

                                                                           142,806         133,412
                                                                       -----------     -----------

                                                                       $   567,905     $   547,590
                                                                       ===========     ===========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                            (In thousands, except per share data)

                                                        Three Months Ended            Six Months Ended
                                                      ----------------------      -----------------------
                                                       June 30,     June 30,      June 30,      June 30,
                                                         2000        1999           2000          1999
                                                      ---------    ---------      ---------     ---------
REVENUES:
   Gross revenues from real estate                    $  28,121    $  21,659      $  51,342     $  42,759
   Interest and other income                                325          402            556           564
                                                      ---------    ---------      ---------     ---------

                                                         28,446       22,061         51,898        43,323
                                                      ---------    ---------      ---------     ---------
EXPENSES:
   Property operating expenses                            7,425        7,512         15,604        14,889
   Depreciation and amortization                          3,716        3,310          7,427         6,525
   General and administrative expenses                    1,406          994          2,441         1,846
   Interest expense                                       5,642        5,360         11,486        10,467
                                                      ---------    ---------      ---------     ---------

                                                         18,189       17,176         36,958        33,727
                                                      ---------    ---------      ---------     ---------
     Income before equity in
     unconsolidated entities, gains on sales
     of interests in real estate and minority
     interest in operating partnership                   10,257        4,885         14,940         9,596

EQUITY IN LOSS OF PREIT-RUBIN, INC.                      (1,898)        (856)        (3,387)       (1,948)

EQUITY IN INCOME OF PARTNERSHIPS
   AND JOINT VENTURES                                     1,808        1,377          3,480         2,843

GAINS ON SALES OF INTERESTS IN REAL
   ESTATE                                                 6,648            -          8,911         1,346
                                                      ---------    ---------      ---------     ---------

     Income before minority interest in
     operating partnership                               16,815        5,406         23,944        11,837

MINORITY INTEREST IN OPERATING
PARTNERSHIP                                              (1,732)        (488)        (2,471)       (1,049)
                                                      ---------    ---------      ---------     ---------

NET INCOME                                            $  15,083    $   4,918      $  21,473     $  10,788
                                                      =========    =========      =========     =========

BASIC INCOME PER SHARE                                $    1.13    $    0.37      $    1.61     $    0.81
                                                      =========    =========      =========     =========

DILUTED INCOME PER SHARE                              $    1.13    $    0.37      $    1.61     $    0.81
                                                      =========    =========      =========     =========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     (In thousands)

                                                                                    Six Months Ended
                                                                                --------------------------
                                                                                 June 30,        June 30,
                                                                                  2000             1999
                                                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  21,473       $   10,788
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest in operating partnership                                   2,471            1,049
       Depreciation and amortization                                                7,427            6,525
       Provision for doubtful accounts                                                429              297
       Gains on sales of interests in real estate                                  (8,911)          (1,346)
       Equity in loss of PREIT-RUBIN, Inc.                                          3,387            1,948
       Decrease in allowance for possible losses                                      --               (70)
       Change in assets and liabilities-
         Net change in other assets                                                (2,093)          (4,555)
         Net change in other liabilities                                              197           (1,551)
                                                                                ---------       ----------
                  Net cash provided by operating activities                        24,380           13,085
                                                                                ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                        (13,141)         (18,577)
   Investments in property under development                                       (9,342)         (21,683)
   Investment in and advances to PREIT-RUBIN, Inc.                                 (2,430)          (1,376)
   Investments in partnerships and joint ventures                                  (2,136)          (2,244)
   Cash proceeds from sale of interest in partnership                               2,940            1,093
   Cash proceeds from sale of wholly owned real estate                              7,631              --
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                    483            1,882
                                                                                ---------       ----------
                  Net cash used in investing activities                           (15,995)         (40,905)
                                                                                ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                (2,237)          (1,603)
   Repayment of mortgage notes payable                                                --           (17,000)
   Proceeds from mortgage note payable                                                --           120,500
   Proceeds from construction loans payable                                         8,017              --
   Net borrowing (payment) from credit facility                                     1,200          (60,800)
   Shares of beneficial interest issued                                               374               82
   Payment of deferred financing and equity offering costs                            --            (1,438)
   Distributions paid to shareholders                                             (12,549)         (12,515)
   Distributions paid to OP Unit holders                                           (1,458)          (1,096)
   Distributions to minority partners                                                 --              (139)
                                                                                ---------       ----------
              Net cash (used in)  provided by financing activities                 (6,653)          25,991
                                                                                ---------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,732           (1,829)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      7,165           10,817
                                                                                ---------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   8,897       $    8,988
                                                                                =========       ==========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 2000

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

2. INVESTMENT IN PREIT-RUBIN, INC.:

PREIT-RUBIN, Inc. ("PRI") is responsible for various activities, including management, leasing and real estate development of certain of PREIT's properties and for properties on behalf of third parties. Total management fees paid by PREIT's properties to PRI are included in property operating expenses in the accompanying consolidated statements of income and amounted to $244 and $438 for the three and six-month periods ended June 30, 2000, respectively, and $193 and $291 for the three and six-month periods ended June 30, 1999, respectively. PREIT's properties also paid leasing and development fees to PRI totaling $258 and $410 for the three and six-month periods ended June 30, 2000, respectively, and $226 and $442 for the three and six-month periods ended June 30, 1999, respectively.

Leasing and development fees paid by PREIT's properties to PRI are capitalized and amortized to expense in accordance with PREIT's accounting policies. Intercompany profits earned by PRI related to such activities are deferred and will be amortized to income over these same periods in order to match revenues and expenses.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of PREIT and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $913 and $1,585 for the three and six-month periods ended June 30, 2000, respectively, and $856 and $1,703 for the three and six-month periods ended June 30, 1999, respectively.

Summarized unaudited financial information for PRI as of and for the three and six-month periods ended June 30, 2000 and 1999 is as follows:

                                            For the Three     For the Three       For the Six        For the Six
                                            Months Ended      Months Ended       Months Ended        Months Ended
                                            June 30, 2000     June 30, 1999      June 30, 2000       June 30, 1999
                                            -------------     -------------      -------------       -------------
       Total assets                         $       5,389      $      9,920      $        5,389     $        9,920
                                            =============      ============      ==============     ==============

       Management fees                      $         991      $      1,231      $        1,981     $        2,469
       Leasing commissions                            987             1,331               1,933              2,402
       Development fees                               117               233                 179                475
       Other revenue                                  719             1,011               1,108              1,498
                                            -------------      ------------      --------------     --------------
       Total revenue                        $       2,814      $      3,806      $        5,201     $        6,844
                                            =============      ============      ==============     ==============
       Net loss                             $       1,901      $        901      $        3,412     $        2,051
                                            =============      ============      ==============     ==============
       PREIT's share of net loss            $       1,898      $        856      $        3,387     $        1,948
                                            =============      ============      ==============     ==============

3. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 15 partnerships and joint ventures and 2 properties under development at June 30, 2000, and 16 partnerships and joint ventures and 2 properties under development at December 31, 1999 and PREIT's equity in income for the three and six-months ended June 30, 2000 and 1999:

                                                                          June 30,    December 31,
                                                                            2000          1999
                                                                         ----------     ----------
                        ASSETS

Investments in real estate, at cost:
   Multifamily properties                                                $   56,604     $   56,112
   Retail properties                                                        348,289        212,238
   Properties under development                                              60,581         38,766
                                                                         ----------     ----------
              Total investments in real estate                              465,474        307,116

   Less- Accumulated depreciation                                            72,468         70,520
                                                                         ----------     ----------
                                                                            393,006        236,596
Cash and cash equivalents                                                     6,741          7,952

Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                               45,068         43,677
                                                                         ----------     ----------
           Total assets                                                  $  444,815     $  288,225
                                                                         ----------     ----------


           LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                   $  330,255     $  231,611
Construction loans payable                                                   39,517         22,298
Other liabilities                                                            17,701         16,707
                                                                         ----------     ----------
                  Total liabilities                                         387,473        270,616
                                                                         ----------     ----------
Net equity                                                                   57,342         17,609
Less: Partners' share of net (equity) deficit                               (38,493)           264
                                                                         ----------     ----------
Investment in partnerships and joint ventures                            $   18,849     $   17,873
                                                                         ==========     ==========

             EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                 Three Months Ended            Six Months Ended
                                                ---------------------        ---------------------
                                                 June 30,    June 30,        June 30,    June 30,
                                                  2000        1999             2000        1999
                                                --------    --------         --------    ---------
Gross revenues from real estate                 $ 19,343    $ 14,363         $ 35,767    $  28,521
                                                --------    --------         --------    ---------

Expenses:
    Property operating expenses                    6,255       4,830           11,723        9,682
    Mortgage and bank loan interest                6,503       4,441           11,617        8,629
    Depreciation and amortization                  3,217       2,311            5,713        4,465
                                                --------    --------         --------    ---------
                                                  15,975      11,582           29,053       22,776
                                                --------    --------         --------    ---------

                                                   3,368       2,781            6,714        5,745
Partners' share                                   (1,560)     (1,404)          (3,234)      (2,902)
                                                ---------   --------         ---------   ---------
Equity in income of partnerships and
  joint ventures                                $  1,808    $  1,377         $  3,480    $   2,843
                                                ========    ========         ========    =========

In January 2000, PREIT purchased, for $11 million, including the assumption of debt, its partner's 35% interest in the Emerald Point Multifamily Community. PREIT now owns 100% of the property.

In February 2000, PREIT and an unrelated third-party formed a partnership and purchased the Willow Grove Park shopping center in Willow Grove, Pennsylvania for approximately $140 million. Upon completion of certain requirements, including the funding of an expansion of the shopping center, the Company's current 0.01% interest in the partnership that owns the shopping center will increase to a subordinated 50% interest.

In January 2000, PREIT sold its 50% interest in the Park Plaza shopping center in Pinellas Park, Florida for proceeds of $3 million, resulting in a gain of $2.3 million.

In April 2000, PREIT sold the CVS Warehouse and Distribution Center, an industrial property in Alexandria, Virginia, for total proceeds of approximately $11.7 million including the sale price of $7.7 million and a lease termination fee with the building's sole tenant for $4 million. The sale of the property resulted in a gain of approximately $6.6 million.

In the second quarter of 2000, PREIT received termination fees of $0.4 million and $1.2 million at Northeast Tower Community Center and Mandarin Corners Community Center, respectively.

4. DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                        Amount
                                                                         Per
      Date Declared       Record Date            Payment Date           Share
      -------------       -----------            ------------           -----
      July 15, 1999      August 31, 1999      September 15, 1999        $0.47

      July 13, 2000      August 31, 2000      September 15, 2000        $0.47

5. EARNINGS PER SHARE:

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the period, adjusted to give effect to common share equivalents. A reconciliation between basic and diluted Earnings Per Share is shown below:

                                          For the Three Months Ended         For the Three Months Ended
                                                 June 30, 2000                     June 30, 1999
                                         ------------------------------     ---------------------------
                                                              Per Share                       Per Share
                                          Income     Shares    Amount       Income     Shares  Amount
                                         --------    ------    ------       -------    ------  ------
BASIC EARNINGS PER SHARE:
   Net income                            $ 15,083    13,385    $ 1.13       $ 4,918    13,315  $ 0.37
                                         ========    ======    ======       =======    ======  ======

DILUTED EARNINGS PER SHARE:
   Net income                            $ 15,083    13,385                 $ 4,918    13,315
   Common stock equivalents                    --        --                      --        10
                                         --------    ------                 -------    ------

                                         $ 15,083    13,385    $ 1.13       $ 4,918    13,325  $ 0.37
                                         ========    ======    ======       =======    ======  ======


                                           For the Six Months Ended          For the Six Months Ended
                                                 June 30, 2000                     June 30, 1999
                                         ------------------------------     ---------------------------
                                                              Per Share                       Per Share
                                          Income     Shares    Amount       Income     Shares  Amount
                                         --------    ------    ------       -------    ------  ------
BASIC EARNINGS PER SHARE:
   Net income                            $ 21,473    13,362    $ 1.61       $10,788    13,312  $ 0.81
                                         ========    ======    ======       =======    ======  ======

DILUTED EARNINGS PER SHARE:
   Net income                            $ 21,473    13,362                 $10,788    13,312
   Common stock equivalents                    --         1                      --         7
                                         --------    ------                 -------    ------

                                         $ 21,473    13,363    $ 1.61       $10,788    13,319  $ 0.81
                                         ========    ======    ======       =======    ======  ======

6. CASH FLOW INFORMATION:

Cash paid for interest was $11,243 (net of capitalized interest of $1,741) and $5,219 (net of capitalized interest of $419) for the six month periods ended June 30, 2000 and June 30, 1999, respectively.

The following non-cash transactions occurred during 2000:

     o A $2.2 million fixed asset replacement reserve was established in connection with the acquisition of the Emerald Point multifamily community minority interest (See Note 3).

     o Restricted stock in the amount of $1.6 million was issued to the officers of PREIT and PRI and recorded as deferred compensation in the accompanying balance sheet.

7.    COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which PREIT has an interest for which reserves have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the merger with PRI, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., (PREIT's operating partnership) to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of June 30, 2000, 330,000 of the 800,000 OP units for the period covering October 1, 1997 to December 31, 1999 had been earned. These OP units earned resulted in an additional purchase price of approximately $5.7 million. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At June 30, 2000, PREIT had approximately $60 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

8. RECENT ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. PREIT will be required to adopt this statement effective as of January 1, 2001. PREIT does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

9. SUBSEQUENT EVENT:

In July 2000, PREIT sold the Valley View Shopping Center located in Wilmington, Delaware, for total proceeds of $9.6 million and expects to record a gain of approximately $1.5 million.

10. SEGMENT INFORMATION:

PREIT has four reportable segments: (1) retail properties, (2) multifamily properties, (3) other, and (4) corporate. The retail segment includes the operation and management of 24 regional and community shopping centers (14 wholly owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly owned and 5 owned in joint venture form). The other segment includes the operation and management of 4 retail properties under development (2 wholly owned and 2 owned in joint venture form) and 4 industrial properties (all wholly owned). The corporate segment is responsible for cash and investment management and certain other general support functions.

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

(In thousands)
                                                                                                          Adjustments
Three Months Ended                                                                                         to Equity       Total
June 30, 2000                            Retail     Multifamily        Other    Corporate       Total       Method      Consolidated
------------------                      --------    -----------      ---------  ---------     ---------   -----------   ------------
Real estate operating revenues          $ 17,774    $  13,467        $  4,167         --      $  35,408   $  (7,287)     $  28,121
Real estate operating expense              4,092        5,479              34         --          9,605      (2,180)         7,425
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Net operating income                      13,682        7,988           4,133         --         25,803      (5,107)        20,696
                                        --------    ---------        --------   --------      ---------   ---------      ---------
General and administrative expenses           --           --              --     (1,406)        (1,406)         --         (1,406)
Interest income                               --           --              --        325            325          --            325
PRI net operating loss                        --           --              --     (1,437)        (1,437)      1,437             --
                                        --------    ---------        --------   --------      ---------   ---------      ---------
EBIDTA                                    13,682        7,988           4,133     (2,518)        23,285      (3,670)        19,615
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Interest expense                          (4,344)      (3,454)             --       (254)        (8,052)      2,410         (5,642)
Depreciation and amortization             (2,653)      (2,065)            (13)      (335)        (5,066)      1,350         (3,716)
Gains on sales of interests in real
   estate                                     --           --           6,648         --          6,648          --          6,648
Minority interest in operating
   partnership                                --           --              --     (1,732)        (1,732)         --         (1,732)
Equity in interest of partnerships
   and joint ventures                         --           --              --         --             --       1,808          1,808
Equity in loss of PRI                         --           --              --         --             --      (1,898)        (1,898)
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Net income                              $  6,685    $   2,469        $ 10,768   $ (4,839)     $  15,083   $      --      $  15,083
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Investments in real estate, at cost     $404,142    $ 276,018        $ 96,440   $     --      $ 776,600   $(175,986)     $ 600,614
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Total assets                            $384,423    $ 216,262        $ 94,985   $ 13,833      $ 709,503   $(141,598)     $ 567,905
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Recurring capital expenditures          $    184    $     780        $     --   $     --      $     964   $    (162)     $     802
                                        --------    ---------        --------   --------      ---------   ---------      ---------

                                                                                                          Adjustments
Three Months Ended                                                                                         to Equity       Total
June 30, 1999                             Retail    Multifamily        Other    Corporate        Total      Method      Consolidated
------------------                      --------    -----------      ---------  ---------     ---------   -----------   ------------

Real estate operating revenues          $ 15,578    $  12,781        $    379   $     --      $  28,738   $  (7,079)     $  21,659
Real estate operating expense              4,703        5,172              11         --          9,886      (2,374)         7,512
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Net operating income                      10,875        7,609             368         --         18,852      (4,705)        14,147
                                        --------    ---------        --------   --------      ---------   ---------      ---------
General and administrative expenses           --           --              --       (994)          (994)         --           (994)
Interest income                               --           --              --        402            402          --            402
PRI net operating loss                        --           --              --       (403)          (403)        403             --
                                        --------    ---------        --------   --------      ---------   ---------      ---------
EBIDTA                                    10,875        7,609             368       (995)        17,857      (4,302)        13,555
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Interest expense                          (3,829)      (3,279)           (421)      (211)        (7,740)      2,380         (5,360)
Depreciation and amortization             (2,466)      (1,873)            (24)      (348)        (4,711)      1,401         (3,310)
Minority interest in operating
   partnership                                --           --              --       (488)          (488)         --           (488)
Equity in interest of partnerships
   and joint ventures                         --           --              --         --             --       1,377          1,377
Equity in loss of PRI                         --           --              --         --             --        (856)          (856)
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Net income                              $  4,580    $   2,457        $    (77)  $ (2,042)     $  4,918    $      --      $   4,918
                                        --------    ---------        ---------  --------      ---------   ---------      ---------
Investments in real estate, at cost     $279,442    $ 233,849        $ 42,991   $     --      $ 556,282   $      --      $ 556,282
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Total assets                            $231,576    $ 202,850        $ 54,203   $169,623      $ 658,252   $(130,242)     $ 528,010
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Recurring capital expenditures          $     48    $     670        $     --   $     --      $     718   $     (93)     $     625
                                        --------    ---------        ---------  --------      ---------   ---------      ---------

(In thousands)
                                                                                                          Adjustments
Six Months Ended                                                                                           to Equity       Total
June 30, 2000                            Retail    Multifamily        Other    Corporate       Total        Method      Consolidated
----------------                        --------   -----------      ---------  ---------     ---------   -----------    ------------
Real estate operating revenues          $ 34,463    $  26,929        $  4,545         --      $  65,937   $ (14,595)     $  51,342
Real estate operating expense              9,290       10,826              39         --         20,155      (4,551)        15,604
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Net operating income                      25,173       16,103           4,506         --         45,782     (10,044)        35,738
                                        --------    ---------        --------   --------      ---------   ---------      ---------
General and administrative expenses           --           --              --     (2,441)        (2,441)         --         (2,441)
Interest income                               --           --              --        556            556          --            556
PRI net operating loss                        --           --              --     (2,567)        (2,567)      2,567             --
                                        --------    ---------        --------   --------      ---------   ---------      ---------
EBIDTA                                    25,173       16,103           4,506     (4,452)        41,330      (7,477)        33,853
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Interest expense                          (8,735)      (7,007)             --       (483)       (16,225)      4,739        (11,486)
Depreciation and amortization             (5,319)      (4,084)            (37)      (632)       (10,072)      2,645         (7,427)
Gains on sales of interests in real
   estate                                  2,263           --           6,648         --          8,911          --          8,911
Minority interest in operating
   partnership                                --           --              --     (2,471)        (2,471)         --         (2,471)
Equity in interest of partnerships
   and joint ventures                         --           --              --         --             --       3,480          3,480
Equity in loss of PRI                         --           --              --         --             --      (3,387)        (3,387)
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Net income                              $ 13,382    $   5,012        $ 11,117   $ (8,038)     $  21,473   $      --      $  21,473
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Investments in real estate, at cost     $404,142    $ 276,018        $ 96,440   $     --      $ 776,600   $(175,986)     $ 600,614
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Total assets                            $384,423    $ 216,262        $ 94,985   $ 13,833      $ 709,503   $(141,598)     $ 567,905
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Recurring capital expenditures          $    303    $   1,484        $     --   $     --      $   1,787   $    (323)     $   1,464
                                        --------    ---------        --------  ---------      ---------   ---------      ---------

                                                                                                          Adjustments
Six Months Ended                                                                                          to Equity        Total
June 30, 1999                            Retail     Multifamily        Other    Corporate       Total       Method      Consolidated
----------------                        --------    -----------      ---------  ---------     ---------   -----------   ------------

Real estate operating revenues          $ 30,453    $  25,585        $    776   $     --      $  56,814   $ (14,055)     $  42,759
Real estate operating expense              9,255       10,377              14         --         19,646      (4,757)        14,889
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Net operating income                      21,198       15,208             762         --         37,168      (9,298)        27,870
                                        --------    ---------        --------   --------      ---------   ---------      ---------
General and administrative expenses          --            --              --     (1,846)        (1,846)         --         (1,846)
Interest income                              --            --              --        564            564          --            564
PRI net operating loss                       --            --              --     (1,203)        (1,203)      1,203             --
                                        --------    ---------        --------   ---------     ---------   ---------      ---------
EBIDTA                                    21,198       15,208             762     (2,485)        34,683      (8,095)        26,588
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Interest expense                          (8,424)      (5,512)           (584)      (565)       (15,085)      4,618        (10,467)
Depreciation and amortization             (4,792)      (3,713)            (50)      (656)        (9,211)      2,686         (6,525)
PRI income taxes                              --           --              --        104            104        (104)            --
Gains on sales of interests in real
   estate                                    445           --             901         --          1,346          --          1,346
Minority interest in operating
   partnership                                --           --              --     (1,049)        (1,049)         --         (1,049)
Equity in interest of partnerships
   and joint ventures                         --           --              --         --             --       2,843          2,843
Equity in loss of PRI                         --           --              --         --             --      (1,948)        (1,948)
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Net income                              $  8,427    $   5,983        $  1,029   $ (4,651)     $  10,788   $      --      $  10,788
                                        --------    ----------       --------   --------      ---------   ---------      ---------
Investments in real estate, at cost     $279,442    $ 233,849        $ 42,991   $     --      $ 556,282   $      --      $ 556,282
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Total assets                            $231,576    $ 202,850        $ 54,203   $169,623      $ 658,252   $(130,242)     $ 528,010
                                        --------    ---------        --------   --------      ---------   ---------      ---------
Recurring capital expenditures          $    185    $   1,497        $     --   $     --      $   1,682   $    (185)     $   1,497
                                        --------    ---------        --------  ---------      ---------   ---------      ---------

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

PREIT expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. PREIT believes that the net cash provided by operations will be sufficient to make distributions to continue to qualify as a REIT under the Internal Revenue Code. PREIT also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including recurring capital expenditures, tenant improvements and leasing commissions.

PREIT expects to meet certain long-term liquidity requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness, the issuance of additional equity securities and the use of the remaining funds available under its $150 million credit facility (the "Credit Facility"). The Credit Facility matures on December 31, 2000. Management is in the process of negotiating a new Credit Facility which is expected to make additional funds available to the Company. Management expects these negotiations to be completed in the fourth quarter of 2000.

The Credit Facility

At June 30, 2000, PREIT had borrowed $92.2 million against its Credit Facility and had pledged $6.7 million as collateral for several letters of credit. Of the unused portion of the Credit Facility of approximately $51.1 million, as of June 30, 2000, the Company's loan covenant restrictions allow the Company to borrow approximately an additional $19.9 million (based on the existing property collateral pool) to fund property acquisitions, scheduled debt maturities and other uses. At June 30, 2000, the interest rate on the Credit Facility was 8.34%.

Mortgage Notes

In addition to amounts due under the Credit Facility during the next three years, construction and mortgage loans, secured by properties owned by 2 partnerships in which PREIT has an interest, mature by their terms. Balloon payments on these loans total $40.1 million of which PREIT's proportionate share is $20.4 million. Construction and mortgage loans on properties wholly-owned by PREIT also mature by their terms. Balloon payments on these loans total $29.8 million ($15.0 million in 2000 and $14.8 million in 2001).

Funds from Operations

Funds from operations (FFO) increased by $5.6 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, as follows:

                                                                      (In thousands)

                                                      Three Months Ended           Six Months Ended
                                                            June 30                    June 30
                                                    ---------------------       -------------------------
          Funds from Operations(1)                   2000         1999            2000            1999
-----------------------------------------------    --------     --------        --------        ---------
Income before minority interest in operating       $ 16,815     $  5,406        $ 23,944       $  11,837
   partnership

Less:  Gains on sales of interests in real
   estate                                            (6,648)          --          (8,911)         (1,346)

Add:
   Depreciation and amortization-
   Wholly-owned and consolidated partnerships
                                                      3,716        3,266           7,427           6,422
   Unconsolidated partnerships and joint ventures
                                                      1,137        1,137           2,258           2,196
   Excess purchase price over net assets acquired
                                                         92           54             146             107
   Refinancing prepayment fee of
     partnerships/joint ventures                         --           55              --              55

Less:
   Depreciation of non-real estate assets               (65)         (60)           (130)           (120)
   Amortization of deferred financing costs            (167)        (237)           (330)           (376)
                                                   --------     --------        --------       ---------

Funds from operations                              $ 14,880     $  9,621        $ 24,404       $  18,775
                                                   ========     ========        ========       =========


Weighted average number of shares outstanding        13,385       13,315          13,362          13,312
Weighted average effect of full conversion
   of OP Units                                        1,535        1,321           1,538           1,297
                                                   --------     --------        --------       ---------

                                                     14,920       14,636          14,900          14,609
                                                   ========     ========        ========       =========

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

Cash Flows

During the six months ended June 30, 2000, PREIT generated $24.4 million in cash flow from operating activities. Investing activities during the six months ended June 30, 2000 used cash of $16.0 million including (i) $9.3 million in investments in property under development, (ii) $13.1 million in investments in wholly-owned real estate assets, (iii) $4.6 million in investments in the affiliated management company and partnerships, offset by (iv) cash proceeds from the sale of real estate and partnership interest of $7.6 million and $2.9 million, respectively, and (v) distributions from partnerships in excess of equity in income of $0.5 million. Financing activities used cash of $6.7 million including (i) $8.0 million of construction loans payable and (ii) a net borrowing of $1.2 million under the Company's Credit Facility, offset by (iii) $14.0 million of distributions to shareholders and OP unit holders, and (iv) principal installments on mortgages of $2.2 million.

Contingent Liabilities

At June 30, 2000, PREIT had approximately $60 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P., may be required to issue additional OP units upon the achievement of certain financial results.

PREIT along with certain of its joint venture partners has guaranteed debt totaling $6.1 million. Also, PREIT and one of its joint venture partners have jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at June 30, 2000 was $39.5 million and the remaining commitment from the lender was $26.5 for a total credit line of $66.0 million.

Interest Rate Protection

In order to reduce exposure to variable interest rates, PREIT entered into a six-year interest rate swap agreement with First Union, on $20 million of indebtedness which fixes a rate of 6.12% per annum versus 30-day LIBOR until June 2001.

Results of Operations

Six Month Periods Ended June 30, 2000 and 1999

Gross revenues from real estate increased by $8.5 million to $51.3 million for the six-month period ended June 30, 2000, as compared to the corresponding period in 1999. Retail property revenues increased by $3.1 million. Of this amount $1.0 million is attributable to 1999 acquisitions and properties under development in 1999 now placed in service. $1.6 million in termination fees were received during the 2000 period. The remaining $0.5 million represents an increase for properties owned during both periods. Multifamily revenues increased by $1.3 million for properties owned during both periods due to rental rate increases and higher occupancy rates. Industrial property revenues increased by $4.0 million due to the CVS lease termination fee.

Property operating expenses increased by $0.7 million to $15.6 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Retail property operating expenses increased by $0.3 million with a $0.2 million increase attributable to 1999 acquisitions and properties under development in 1999 now placed in service offset by operating expenses for properties owned during both periods which increased by $0.1 million. Multifamily operating expenses increased by $0.4 million due to increased repairs and maintenance, payroll and bad debt costs.

Depreciation and amortization increased by $0.9 million to $7.4 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Retail property depreciation increased by $0.4 million, of which $0.2 million is the result of 1999 acquisitions and the new development properties placed in service. Retail depreciation increased by $0.2 million for properties owned during both periods because of a higher asset base. Multifamily depreciation increased by $0.5 million for properties owned during both periods due to a higher asset base.

Interest expense increased by $1.0 million to $11.5 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Interest expense incurred on the newly placed multifamily mortgages resulted in a $1.8 million increase. Interest expense on the credit facility decreased by $0.8 million because of the reduced weighted-average amount outstanding for the 2000 period of $92.3 million as compared to $106.0 million for the 1999 period.

Equity in income of partnerships and joint ventures increased by $0.7 million to $3.5 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This is primarily attributable to increased income from Whitehall Mall which was under redevelopment in the 1999 period.

Equity in net loss of PREIT-RUBIN, Inc. for the 2000 period was $3.4 million as compared to $1.9 million in the 1999 period. The increase in the equity in net loss was primarily due to decreases in nonrecurring brokerage commissions of $0.5 million, one-time development fees of $0.3 million and management fees of $0.5 million, and write off of development costs of $0.4 million.

Gains from the sale of interests in real estate were $8.9 million for the six months ended June 30, 2000 as compared to $1.3 million for the six months ended June 30, 1999. The 2000 period reflects a gain on the sale of interest in Park Plaza Shopping Center in Pinellas Park, FL and the CVS Warehouse and Distribution Center in Alexandria, VA. The 1999 period includes gains on the sale of interests in 135 Commerce Drive, Ft. Washington, PA and an undeveloped land parcel at Crest Plaza in Allentown, PA.

Minority interest in the operating partnership increased by $1.5 million to $2.5 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily as a result of higher earnings and 167,500 additional contingent OP units earned under the Contribution Agreement related to the acquisition of The Rubin Organization in 1997.

Net income for the six months ended June 30, 2000 increased to $21.5 million from $10.8 million as reported in the comparable period in the prior year.

Quarters Ended June 30, 2000 and 1999

Gross revenues from real estate increased by $6.4 million to $28.1 million for the quarter ended June 30, 2000, as compared to the corresponding period in 1999. Retail property revenues increased by $2.1 million. Of this amount $0.4 million is attributable to 1999 acquisitions and properties under development in 1999 now placed in service. $1.6 million in termination fees were received during the 2000 period. The remaining $0.1 million represents an increase for properties owned during both periods. Multifamily revenues increased by $0.7 million for properties owned during both periods due to rental rate increases and higher occupancy rates. Industrial property revenues increased by $4.0 million due to the CVS lease termination fee.

Property operating expenses decreased by $0.1 million to $7.4 million for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Retail property operating expenses decreased by $0.4 million due to $0.1 million related to 1999 acquisitions and properties under development in 1999 now placed in service offset by operating expenses for properties owned during both periods which decreased by $0.5 million due to the recovery of tenant receivable amounts previously reserved in the first quarter of 2000. Multifamily operating expenses increased by $0.3 million due to increased repairs and maintenance, payroll and bad debt expense.

Depreciation and amortization increased by $0.4 million to $3.7 million for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Retail property depreciation increased by $0.2 million, of which $0.1 million is the result of 1999 acquisitions and the new development properties placed in service. Retail depreciation increased by $0.1 million for properties owned during both periods because of a higher asset base. Multifamily depreciation increased by $0.2 million for properties owned during both periods also due to a higher asset base.

Interest expense increased by $0.2 million to $5.6 million for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. Interest expense incurred on the newly placed multifamily mortgages resulted in a $0.1 million increase. Interest expense on the credit facility increased by $0.1 million because of higher interest rates during the 2000 period and a higher average amount outstanding during the 2000 period as compared to the 1999 period.

Equity in income of partnerships and joint ventures increased by $0.4 million to $1.8 million for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. This is primarily attributable to an increased income from Whitehall Mall which was under redevelopment in the 1999 period.

Equity in net loss of PREIT-RUBIN, Inc. for the 2000 period was $1.9 million as compared to $0.9 million in the 1999 period. During the 2000 period, management fees decreased $0.3 million, development fees decreased $0.3 million, and $0.4 million in development costs were written off.

Gains from the sale of interests in real estate was $6.6 million for the quarter ended June 30, 2000 resulting the sale of interest in the CVS Warehouse and Distribution Center. There were no properties sold in the corresponding 1999 period.

Minority interest in the operating partnership increased by $1.2 million to $1.7 million for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 primarily as a result of higher earnings and 167,500 additional contingent OP units earned under the Contribution Agreement related to the acquisition of The Rubin Organization in 1997.


Net income for the quarter ended June 30, 2000 increased to $15.1 million from $4.9 million as reported in the comparable period in the prior year.

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

In 2000, PREIT sold a 294,000 square foot industrial property in Alexandria, Virginia, for total proceeds of approximately $11.7 million including the sale price of $7.7 million and a lease termination fee with the building's sole tenant for $4 million. The sale of the property resulted in a gain of approximately $6.6 million.

In July 2000, PREIT sold the Valley View Shopping Center located in Wilmington, Delaware, for total proceeds of $9.6 million and expects to record a gain of approximately $1.5 million.

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

                                     PART II
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         The 2000 Annual Meeting of Holders of Certificates of Beneficial Interest of the Company was held on May 10, 2000. At such meeting, Messrs. Ronald Rubin, Leonard I. Korman and Jeffrey P. Orleans were reelected to the Board of Trustees of the Company to serve for a term ending at the Annual Meeting of Holders of Certificates of Beneficial Interest to be held in the spring of 2003 and until their respective successors are elected and qualified. In such election, 11,734,485 votes were cast for Mr. Rubin, 11,736,708 votes were cast for Mr. Korman, and 11,738,793 votes were cast for Mr. Orleans. Under the Company's Trust Agreement, votes cannot be cast against a candidate. Proxies filed at the 2000 Annual Meeting by holders of 199,501 shares withheld authority to vote for Mr. Rubin, those filed by the holders of 197,278 shares withheld authority to vote for Mr. Korman, and those filed by the holders of 195,193 shares withheld authority to vote for Mr. Orleans.

Item 5. Other Information

         PREIT issued a press release on August 9, 2000 containing financial information for the quarter ended June 30, 2000. A copy of the press release is attached hereto as Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

                  99 Press Release, issued August 9, 2000 containing financial information for the quarter ended June 30, 2000.

         (b)      Reports on Form 8-K

                  None

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



                                  By /s/ Ronald Rubin
                                     -------------------------------------
                                     Ronald Rubin
                                     Chief Executive Officer


                                  By /s/ Edward A. Glickman
                                     -------------------------------------
                                     Edward A. Glickman
                                     Executive Vice President and
                                     Chief Financial Officer


                                  By /s/ Dante J. Massimini
                                     -------------------------------------
                                     Dante J. Massimini
                                     Senior Vice President and Treasurer
                                     (Principal Accounting Officer)

                                  Exhibit Index


Exhibit
Number        Description
------        -----------
 27           Financial Data Schedule

 99 Press Release, issued August 9, 2000, containing financial information for the period ended June 30, 2000