Form 10-Q/A
period 2000-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2000-08-23
CIK 77281

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A


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

    Shares of beneficial interest outstanding at August 11, 2000: 13,458,937
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


================================================================================

The Registrant's Report on Form 10-Q for the three months ended June 30, 2000, as filed with the Securities and Exchange Commission on August 14, 2000 omitted
Exhibit 99. Accordingly the Registrant hereby amends Item 6 of the Report as follows:



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

                  99.1 Press Release, issued August 9, 2000 containing financial information for the quarter ended June 30, 2000.

         (b)      Reports on Form 8-K

                  None

                             SIGNATURE OF REGISTRANT


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                                  By /s/ Ronald Rubin
                                     -------------------------------------
                                     Ronald Rubin
                                     Chief Executive Officer


                                  By /s/ Edward A. Glickman
                                     -------------------------------------
                                     Edward A. Glickman
                                     Executive Vice President and
                                     Chief Financial Officer


                                  By /s/ Dante J. Massimini
                                     -------------------------------------
                                     Dante J. Massimini
                                     Senior Vice President and Treasurer
                                     (Principal Accounting Officer)

                                  Exhibit Index


Exhibit
Number        Description
------        -----------

 99.1 Press Release, issued August 9, 2000, containing financial information for the period ended June 30, 2000