Form 10-Q
period 2000-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2000-11-14
CIK 77281

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2000
                               ------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                          1-6300
                       ---------------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Pennsylvania                                  23-6216339
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 200 South Broad Street, Third Floor, Philadelphia, PA          19102-3803
------------------------------------------------------     ---------------------
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

   Shares of beneficial interest outstanding at November 9, 2000: 13,476,259
--------------------------------------------------------------------------------
________________________________________________________________________________
________________________________________________________________________________





________________________________________________________________________________

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                                    CONTENTS
                                    --------


                                                                         Page
                                                                         ----
Part I. Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--September 30, 2000
      and December 31, 1999                                                  1-2

   Consolidated Statements of Income--Three Months
      and Nine Months Ended September 30, 2000 and September 30, 1999          3

   Consolidated Statements of Cash Flows--Nine Months
      Ended September 30, 2000 and September 30, 1999                          4

   Notes to Unaudited Consolidated Financial Statements                     5-11

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  12-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk            18

Part II.  Other Information                                                   19

Item 1.    Not Applicable                                                      -
                                                                               -
Item 2.    Not Applicable

Item 3.    Not Applicable                                                      -

Item 4.    Not Applicable                                                      -

Item 5.    Other Information                                                  19

Item 6.    Exhibits and Reports on Form 8-K                                   19


Signatures                                                                    20

Exhibits Index                                                                21

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                   (Unaudited)

                                 (In thousands)

                                                                                September 30,        December 31,
                                                                                    2000                1999
                                                                             -----------------   -----------------
INVESTMENTS IN REAL ESTATE, at cost:
  Multifamily properties                                                    $         248,051   $         236,859
  Retail properties                                                                   302,773             294,945
  Industrial properties                                                                 2,504               5,078
  Properties under development                                                         45,928              40,639
                                                                            -----------------   -----------------

                 Total investments in real estate                                     599,256             577,521

  Less- Accumulated depreciation                                                       89,995              84,577
                                                                            -----------------   -----------------

                                                                                      509,261             492,944

INVESTMENT IN AND ADVANCES TO PREIT-RUBIN, INC.                                         8,365              10,088
INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES,
  at equity                                                                            20,662              17,873
                                                                             -----------------   -----------------

                                                                                      538,288             520,905
  Less- Allowance for possible losses                                                      93                 528
                                                                            -----------------   -----------------
                                                                                      538,195             520,377
OTHER ASSETS:
  Cash and cash equivalents                                                             9,084               7,165
  Rents and sundry receivables (net of allowance for doubtful
    accounts of $769 and $582, respectively)                                            6,993               6,249
  Deferred costs, prepaid real estate taxes and expenses, net                          16,776              13,799
                                                                            -----------------   -----------------
                                                                            $         571,048   $         547,590
                                                                             =================   =================


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                   (Unaudited)

                                 (In thousands)



                                                                           September 30,         December 31,
                                                                              2000                  1999
                                                                       -----------------     -----------------
LIABILITIES:
   Mortgage notes payable                                              $         263,583     $         266,830
   Bank and other loans payable                                                   87,700                91,000
   Construction loan payable                                                      20,423                 6,804
   Tenants' deposits and deferred rents                                            3,211                 2,291
   Accrued pension and retirement benefits                                           914                   952
   Accrued expenses and other liabilities                                         19,700                13,812
                                                                       -----------------     -----------------
                                                                                 395,531               381,689
                                                                       -----------------     -----------------
MINORITY INTEREST                                                                 32,644                32,489
                                                                       -----------------     -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par; authorized
     unlimited; issued and outstanding 13,472 shares
     at September 30, 2000 and 13,338 shares at
     December 31, 1999                                                            13,472                13,338
   Capital contributed in excess of par                                          147,888               145,697
   Deferred compensation                                                          (1,667)                 -
   Distributions in excess of net income                                         (16,820)              (25,623)
                                                                       ------------------    -----------------
                                                                                 142,873               133,412
                                                                       -----------------     -----------------
                                                                       $         571,048     $         547,590
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                   (Unaudited)

                                                                     (In thousands, except per share data)

                                                              Three Months Ended                Nine Months Ended
                                                     ------------------------------------   -----------------------------
                                                        September 30,      September 30,    September 30,   September 30,
                                                            2000               1999             2000            1999
                                                     -----------------  -----------------   -------------  --------------
REVENUES:
   Gross revenues from real estate                   $      23,203      $        21,949     $    74,546     $      65,184
   Interest and other income                                   454                  293           1,010               857
                                                     -------------      ---------------     -----------     -------------
                                                            23,657               22,242          75,556            66,041
                                                     -------------      ---------------     -----------     -------------
EXPENSES:
   Property operating expenses                               8,048                7,925          23,652            23,289
   Depreciation and amortization                             3,676                3,384          11,103             9,909
   General and administrative expenses                         939                  771           3,380             2,617
   Interest expense                                          5,730                5,676          17,216            16,143
                                                     -------------      ---------------     -----------     -------------
                                                            18,393               17,756          55,351            51,958
                                                     -------------      ---------------     -----------     -------------
     Income before equity in
     unconsolidated entities, gains on
     sales of interests in real estate and
     minority interest in operating partnership              5,264                4,486          20,205            14,083

EQUITY IN LOSS OF PREIT-RUBIN, INC.                         (1,634)                (618)         (5,021)           (2,566)

EQUITY IN INCOME OF PARTNERSHIPS
   AND JOINT VENTURES                                        1,853                1,541           5,333             4,384

   GAINS ON SALES OF INTERESTS IN
   REAL ESTATE                                               1,388                  162          10,298             1,508
                                                     -------------      ---------------     -----------     -------------

     Income before minority interest in
     operating partnership                                   6,871                5,571          30,815            17,409

MINORITY INTEREST IN OPERATING
PARTNERSHIP                                                   (709)                (507)         (3,180)           (1,557)
                                                     -------------      ---------------     ------------    -------------
NET INCOME                                           $       6,162      $         5,064     $    27,635     $      15,852
                                                     =============      ===============     ===========     =============
BASIC INCOME PER SHARE                               $         .46      $           .38     $      2.07     $        1.19
                                                     =============      ===============     ===========     =============
DILUTED INCOME PER SHARE                             $         .46      $           .38     $      2.07     $        1.19
                                                     =============      ===============     ===========     =============




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Unaudited)
                                   -----------

                                                                                         (In thousands)

                                                                                        Nine Months Ended
                                                                                --------------------------------
                                                                                  September 30,    September 30,
                                                                                     2000              1999
                                                                                -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $      27,635       $      15,852
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest in operating partnership                                       3,180               1,557
       Depreciation and amortization                                                   11,103               9,909
       Provision for doubtful accounts                                                    187                 509
       Gains on sales of interests in real estate                                     (10,298)             (1,508)
       Equity in loss of PREIT-RUBIN, Inc.                                              5,021               2,566
       Decrease in allowance for possible losses                                         (435)                (89)
       Change in assets and liabilities-
         Net change in other assets                                                    (4,487)             (5,065)
         Net change in other liabilities                                                4,548              (4,160)
                                                                                -------------       --------------
                  Net cash provided by operating activities                            36,454              19,571
                                                                                -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                            (34,239)            (16,868)
   Investments in property under development                                           (3,058)            (28,408)
   Investment in and advances to PREIT-RUBIN, Inc.                                     (3,366)             (1,876)
   Investments in partnerships and joint ventures                                      (4,575)             (5,817)
   Cash proceeds from sale of interest in partnership                                   2,940               4,693
   Cash proceeds from sale of wholly owned real estate                                 20,044                 --
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                      1,108               1,770
                                                                                -------------       -------------
                  Net cash used in investing activities                               (21,146)            (46,506)
                                                                                --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                    (3,247)             (2,582)
   Repayment of mortgage notes payable                                                    --              (17,001)
   Proceeds from mortgage note payable                                                    --              120,500
   Proceeds from construction loans payable                                            13,619                 --
   Net payments to credit facility                                                     (3,300)            (55,673)
   Proceeds from shares of beneficial interest issued                                     564                 111
   Payment of deferred financing and equity offering costs                                --               (1,438)
   Distributions paid to shareholders                                                 (18,832)            (18,777)
   Distributions paid to OP Unit holders                                               (2,193)             (1,887)
   Distributions to minority partners                                                     --                 (287)
                                                                                -------------       -------------
              Net cash (used in)  provided by financing activities                    (13,389)             22,966
                                                                                --------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,919              (3,969)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          7,165               6,135
                                                                                -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       9,084       $       2,166
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                      ------------------------------------

                                   (Unaudited)
                      (In thousands, except per share data)

1.       BASIS OF PRESENTATION:
         ----------------------

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

2.    INVESTMENT IN PREIT-RUBIN, INC.:
      --------------------------------

PREIT-RUBIN, Inc. ("PRI") is responsible for various activities, including management, leasing and real estate development of certain of PREIT's properties and for properties on behalf of third parties. Total management fees paid by PREIT's properties to PRI are included in property operating expenses in the accompanying consolidated statements of income and amounted to $194 and $632 for the three and nine-month periods ended September 30, 2000, respectively, and $192 and $483 for the three and nine-month periods ended September 30, 1999, respectively. PREIT's properties also paid leasing and development fees to PRI totaling $488 and $898 for the three and nine-month periods ended September 30, 2000, respectively, and $31 and $473 for the three and nine-month periods ended September 30, 1999, respectively.

Leasing and development fees paid by PREIT's properties to PRI are capitalized and amortized to expense in accordance with PREIT's accounting policies. Intercompany profits earned by PRI related to such activities are deferred and will be amortized to income over these same periods in order to match revenues and expenses.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of PREIT and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $854 and $2,440 for the three and nine-month periods ended September 30, 2000, respectively, and $694 and $2,398 for the three and nine-month periods ended September 30, 1999, respectively.

Summarized unaudited financial information for PRI as of and for the three and nine-month periods ended September 30, 2000 and 1999 is as follows:

                                            For the Three      For the Three     For the Nine       For the Nine
                                            Months Ended       Months Ended      Months Ended       Months Ended
                                            September 30,      September 30,     September 30,      September 30,
                                                2000               1999              2000               1999
                                            -------------      -------------     -------------      -------------
       Total assets                         $       5,629      $      7,580      $        5,629     $        7,580
                                            =============      ============      ==============     ==============

       Management fees                      $         832      $      1,171      $        2,814     $        3,640

       Leasing commissions                          1,096             1,800               3,029              4,202

       Development fees                               298               190                 477                665

       Other revenue                                  870             1,210               1,976              2,708
                                            -------------      ------------      ----------------   --------------

       Total revenue                        $       3,096      $      4,371      $        8,296     $       11,215
                                            =============      ============      ==============     ==============

       Net loss                             $      (1,643)     $       (651)     $       (5,055)    $       (2,702)
                                            ==============     =============     ===============    ===============

       PREIT's share of net loss            $      (1,634)     $       (618)     $       (5,021)    $       (2,566)
                                            ==============     =============     ===============    ===============

3.    INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:
      -----------------------------------------------

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 15 partnerships and joint ventures and 2 properties under development at September 30, 2000, and 16 partnerships and joint ventures and 2 properties under development at December 31, 1999 and PREIT's equity in income for the three and nine-months ended September 30, 2000 and 1999:

                                                                            September 30,       December 31,
                                                                                2000                1999
                                                                         ----------------     -----------------
                        ASSETS

Investments in real estate, at cost:
   Multifamily properties                                                $         56,919     $          56,112
   Retail properties                                                              348,828               212,238
   Properties under development                                                    74,252                38,766
                                                                         ----------------     -----------------
              Total investments in real estate                                    479,999               307,116

   Less- Accumulated depreciation                                                  75,026                70,520
                                                                         ----------------     -----------------
                                                                                  404,973               236,596
Cash and cash equivalents                                                           5,546                 7,952

Deferred costs, prepaid real estate taxes and expenses, and
   other assets, net                                                               45,714                43,677
                                                                         ----------------     -----------------
           Total assets                                                  $        456,233     $         288,225
                                                                         ----------------     -----------------


           LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                   $        328,573     $         231,611

Construction loans payable                                                         45,946                22,298

Other liabilities                                                                  23,619                16,707
                                                                         ----------------     -----------------

                  Total liabilities                                               398,138               270,616
                                                                         ----------------     -----------------
Net equity                                                                         58,095                17,609

Less: Partners' share of net (equity) deficit                                     (37,433)                  264
                                                                         -----------------    -----------------
Investment in partnerships and joint ventures                            $         20,662     $          17,873
                                                                         ================     =================

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
               ---------------------------------------------------

                                                         Three Months Ended                        Nine Months Ended
                                                ----------------------------------       -----------------------------------
                                                  September 30,      September 30,        September 30        September 30,
                                                      2000               1999                 2000                1999
                                                ---------------    ---------------       ---------------    ----------------
Gross revenues from real estate                 $        16,381    $      14,388         $        55,942    $         42,909
                                                ---------------    -------------         ---------------    ----------------
Expenses:
    Property operating expenses                           5,468            4,603                  18,604              14,285
    Mortgage and bank loan interest                       5,113            4,398                  18,150              13,027
    Depreciation and amortization                         2,531            2,291                   8,592               6,756
                                                ---------------    -------------         ---------------    ----------------
                                                         13,112           11,292                  45,346              34,068
                                                ---------------    -------------         ---------------    ----------------

                                                          3,269            3,096                  10,596               8,841
Partners' share                                          (1,416)          (1,555)                 (5,263)             (4,457)
                                                ----------------   -------------         ----------------   ----------------
Equity in income of partnerships and
  joint ventures                                $         1,853    $       1,541         $         5,333    $          4,384
                                                ===============    =============         ===============    ================

In January 2000, PREIT purchased, for $11 million, including the assumption of debt, its partner's 35% interest in the Emerald Point Multifamily Community. PREIT now owns 100% of the property.

In January 2000, PREIT sold its 50% interest in the Park Plaza shopping center in Pinellas Park, Florida for proceeds of $3 million, resulting in a gain of approximately $2.3 million.

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

In July 2000, PREIT sold the Valley View Shopping Center located in Wilmington, Delaware, for total proceeds of $9.6 million and recorded a gain of approximately $1.4 million.

In July 2000, PREIT sold the Forestville Shopping Center in Forestville, MD for proceeds of $3.0 million. The loss on the sale of approximately $0.4 million had previously been reserved.

In the second quarter of 2000, PREIT received termination fees of $0.4 million and $1.2 million at Northeast Tower Community Center and Mandarin Corners Community Center, respectively.


4.    DISTRIBUTIONS:
      -------------

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:
                                                                          Amount
                                                                           Per
         Date Declared            Record Date          Payment Date       Share
        ----------------       -----------------     -----------------    -----
        October 18, 1999       November 30, 1999     December 15, 1999    $0.47

        November 7, 2000       November 30, 2000     December 15, 2000    $0.51

5.    EARNINGS PER SHARE:
      -------------------

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the period adjusted to give effect to common share equivalents. A reconciliation between basic and diluted Earnings Per Share is shown below:

                                                For the Three Months Ended                     For the Three Months Ended
                                                    September 30, 2000                             September 30, 1999
                                         ----------------------------------------       --------------------------------------------
                                                                        Per Share                                   Per Share
                                            Income         Shares        Amount            Income         Shares      Amount
                                         -----------    -----------    ----------       -----------    -----------  -----------
BASIC EARNINGS PER SHARE:
   Net income                            $     6,162         13,387    $      .46       $     5,064         13,322  $       .38
                                         ===========    ===========    ==========       ===========    ===========  ===========

DILUTED EARNINGS PER SHARE:
   Net income                            $     6,162         13,387                     $     5,064         13,322
   Common stock equivalents                      --             --                              --               8
                                         -----------    -----------                     -----------    -----------

                                         $     6,162         13,387    $       .46      $     5,064         13,330  $       .38
                                         ===========    ===========    ===========      ===========    ===========  ===========

                                                  For the Nine Months Ended                    For the Nine Months Ended
                                                      September 30, 2000                            September 30, 1999
                                          -----------------------------------------     --------------------------------------------
                                                                         Per Share                                  Per Share
                                            Income          Shares         Amount           Income        Shares      Amount
                                          -----------     -----------    ----------     ------------   -----------  ----------
BASIC EARNINGS PER SHARE:
   Net income                             $    27,635          13,371    $     2.07     $     15,852        13,315  $     1.19
                                          ===========     ===========    ==========     ============   ===========  ==========

DILUTED EARNINGS PER SHARE:
   Net income                             $    27,635          13,371                   $     15,852        13,315
   Common stock equivalents                       --              --                             --              9
                                          -----------     -----------                   ------------   -----------

                                          $    27,635          13,371    $     2.07     $     15,852        13,324  $     1.19
                                          ===========     ===========    ==========     ============   ===========  ==========


6.    CASH FLOW INFORMATION:
      ----------------------

Cash paid for interest was $15,981 (net of capitalized interest of $2,691) and $15,100 (net of capitalized interest of $1,500) for the nine month periods ended September 30, 2000 and September 30, 1999, respectively.

The following non-cash transactions occurred during 2000:

    o A $2.2 million fixed asset replacement reserve was established in connection with the acquisition of the Emerald Point multifamily community minority interest (See Note 3).
    o Restricted stock in the amount of approximately $1.7 million was issued to the officers of PREIT and PRI and recorded as deferred compensation on the accompanying balance sheet.

7.    COMMITMENTS AND CONTINGENCIES:
      ------------------------------

Environmental matters have arisen at certain properties in which PREIT has an interest for which reserves have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the merger with PRI, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., (PREIT's operating partnership) to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of September 30, 2000, 330,000 of the 800,000 OP units for the period covering October 1, 1997 to December 31, 1999 had been earned. These OP units earned resulted in an additional purchase price of approximately $5.7 million. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At September 30, 2000, PREIT had approximately $42 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.


8.    RECENT ACCOUNTING PRONOUNCEMENTS:
      ---------------------------------

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


9.    SEGMENT INFORMATION:
      --------------------

PREIT has four reportable segments: (1) retail properties, (2) multifamily properties, (3) other, and (4) corporate. The retail segment includes the operation and management of 22 regional and community shopping centers (12 wholly owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly owned and 5 owned in joint venture form). The other segment includes the operation and management of 4 wholly owned industrial properties and investment in properties under development and construction in progress. The corporate segment is responsible for cash and investment management and certain other general support functions.

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

(In thousands)

Three Months Ended                                                                                        Adjustments
-------------------                                                                                        to Equity        Total
September 30, 2000                        Retail    Multifamily        Other    Corporate       Total        Method     Consolidated
------------------                      ---------   -----------      ---------  ---------     ---------   -----------   ------------

Real estate operating revenues          $ 17,200      $13,457        $     80         --        $30,737   $  (7,534)     $  23,203
Real estate operating expense              4,972        5,602               3         --         10,577      (2,529)         8,048
                                        --------    ---------        --------   ---------     ---------   ----------     ---------
Net operating income                      12,228        7,855              77         --         20,160      (5,005)        15,155
                                        --------    ---------        --------   ---------     ---------   ----------     ---------
General and administrative expenses          --           --              --         (939)         (939)       --             (939)
Interest income                              --           --              --          454           454        --              454
PRI net operating loss                       --           --              --       (1,165)       (1,165)      1,165           --
                                        --------    ---------        --------   ----------    ----------  ---------      ---------
EBIDTA                                    12,228        7,855              77      (1,650)       18,510      (3,840)        14,670
                                        --------    ---------        --------   ----------    ---------   ----------     ---------
Interest expense                          (4,454)      (3,448)            --         (289)       (8,191)      2,461         (5,730)
Depreciation and amortization             (2,702)      (1,813)            (13)       (308)       (4,836)      1,160         (3,676)
Gains on sales of interests in real
   estate                                  1,388         --               --          --          1,388        --            1,388
Minority interest in operating
   partnership                               --          --               --         (709)         (709)       --             (709)
Equity in interest of partnerships
   and joint ventures                        --          --               --          --            --        1,853          1,853
Equity in loss of PRI                        --          --               --          --            --       (1,634)        (1,634)
                                        --------    --------         --------   ---------     ---------   ----------     ----------
Net income                              $  6,460    $   2,594        $     64   $  (2,956)    $   6,162   $     --       $   6,162
                                        --------    ---------        --------   ---------     ---------   ----------     ---------
Investments in real estate, at cost     $408,119     $276,761         $97,667   $     --      $ 782,547   $(183,291)     $ 599,256
                                        --------     --------         -------   ---------      --------   ---------      ---------
Total assets                            $390,815    $ 215,269        $ 97,161   $  13,837     $ 717,082   $(146,034)     $ 571,048
                                        --------    ---------        --------   ---------      ---------   --------      ---------
Recurring capital expenditures          $    334    $     733        $     --   $     --      $   1,067   $    (261)     $     806
                                        --------    --------         --------   ---------     ---------   ---------      ---------


Three Months Ended                                                                                        Adjustments
-------------------                                                                                       to Equity        Total
September 30, 1999                        Retail    Multifamily       Other     Corporate        Total      Method      Consolidated
------------------                      ---------   -----------    ---------    ---------     ---------   -----------   ------------
Real estate operating revenues          $ 15,655    $  13,004      $    379     $     --        $29,038   $  (7,089)      $  21,949
Real estate operating expense              4,712        5,469             6           --         10,187      (2,262)          7,925
                                        --------    ---------      --------     ---------     ---------   ---------       ---------
Net operating income                      10,943        7,535           373           --         18,851      (4,827)         14,024
                                        --------    ---------      --------     ---------     ---------   ---------       ---------
General and administrative expenses          --           --            --           (771)         (771)        --             (771)
Interest income                              --           --            --            293           293         --              293
PRI net operating loss                       --           --            --           (149)         (149)        149             --
                                        --------    ---------      --------     ----------    ----------  ---------       ----------
EBIDTA                                    10,943        7,535           373          (627)       18,224      (4,678)         13,546
                                        --------    ---------      --------     ---------     ---------   ---------       ----------
Interest expense                          (4,248)      (3,497)           (6)         (272)       (8,023)      2,347          (5,676)
Depreciation and amortization             (2,505)      (1,889)          (24)         (374)       (4,792)      1,408          (3,384)
Gains on sales of interests in real
   estate                                    --          --             162           --            162        --               162
Minority interest in operating
   partnership                               --          --            --            (507)         (507)       --              (507)
Equity in interest of partnerships
   and jt. ventures                          --          --            --             --            --        1,541           1,541
Equity in loss of PRI                        --          --            --             --            --         (618)           (618)
                                        --------    ---------      --------     ---------     ---------   ---------      ----------
Net income (loss)                       $  4,190    $   2,149      $    505     $  (1,780)    $   5,064   $      --      $    5,064
                                        --------    ---------      --------     ---------     ---------   ---------      ----------
Investments in real estate, at cost     $280,940    $ 235,350      $ 43,940     $     --       $560,230   $      --      $  560,230
                                        --------    ---------      --------     ---------      --------   ---------      ----------
Total assets                            $364,401    $ 208,941      $ 74,206     $  15,240     $ 662,788   $(131,108)     $  531,680
                                        --------    ---------      --------     ---------     ---------   ----------     ----------
Recurring capital expenditures          $    107    $     909      $     --     $     --      $   1,016   $    (120)     $      896
                                        --------    ---------      --------     ---------     ----------  -------------   ---------

(In thousands)

Nine Months Ended                                                                                         Adjustments
------------------                                                                                         to Equity       Total
September 30, 2000                        Retail    Multifamily        Other    Corporate       Total       Method     Consolidated
------------------                      ---------   -----------      ---------  ---------     ---------   -----------  ------------
Real estate operating revenues           $51,663    $  40,386        $  4,626         --      $  96,675   $ (22,129)     $  74,546
Real estate operating expense             14,262       16,428              42         --         30,732      (7,080)        23,652
                                        --------    ---------        --------   ---------     ---------   ----------     ---------
Net operating income                      37,401       23,958           4,584         --         65,943     (15,049)        50,894
                                        --------    ---------        --------   ---------     ---------   ----------     ---------
General and administrative expenses          --           --              --       (3,380)       (3,380)       --           (3,380)
Interest income                              --           --              --        1,010         1,010        --            1,010
PRI net operating loss                       --           --              --       (3,732)       (3,732)      3,732           --
                                        --------    ---------        --------   ---------     ----------  ---------      ---------
EBIDTA                                    37,401       23,958           4,584      (6,102)       59,841     (11,317)        48,524
                                        --------    ---------        --------   ---------     ---------   ---------      ---------
Interest expense                         (13,189)     (10,455)            --         (772)      (24,416)      7,200        (17,216)
Depreciation and amortization             (8,021)      (5,897)            (50)       (940)      (14,908)      3,805        (11,103)
Gains on sales of interests in real
   estate                                  3,650         --             6,648         --         10,298        --           10,298
Minority interest in operating
   partnership                               --          --               --       (3,180)       (3,180)       --           (3,180)
Equity in interest of partnerships
   and joint ventures                        --          --               --          --            --        5,333          5,333
Equity in loss of PRI                        --          --               --          --            --       (5,021)        (5,021)
                                        --------    --------         --------   ---------     ---------   ----------     ---------
Net income                              $ 19,841    $   7,606        $ 11,182   $ (10,994)    $  27,635   $     --       $  27,635
                                        --------    ---------        --------   ---------     ---------   -----------    ---------
Investments in real estate, at cost
                                        $408,119    $ 276,761        $ 97,667   $     --      $ 782,547   $(183,291)     $ 599,256
                                        --------    ---------        --------   ---------     ---------   ---------      ---------
Total assets                            $390,815    $ 215,269        $ 97,161   $  13,837     $ 717,082   $(146,034)     $ 571,048
                                        --------    ---------        --------   ---------     ---------   ---------      ---------
Recurring capital expenditures          $    637    $   2,217        $     --   $      --     $   2,854   $    (584)     $   2,270
                                        --------    ---------        --------   ---------     ---------   ---------      ---------


Nine Months Ended                                                                                        Adjustments
------------------                                                                                        to Equity        Total
September 30, 1999                        Retail    Multifamily        Other    Corporate       Total      Method       Consolidated
------------------                      ---------   -----------      ---------  ---------     ---------   -----------   ------------
Real estate operating revenues          $ 46,108     $ 38,589        $  1,155   $     --      $  85,852   $ (20,668)      $  65,184
Real estate operating expense             13,966       15,846              20         --         29,832      (6,543)         23,289
                                        --------    ---------        --------   ---------     ---------   ---------       ---------
Net operating income                      32,142       22,743           1,135         --         56,020     (14,125)         41,895
                                        --------    ---------        --------   ---------     ---------   ---------       ---------
General and administrative expenses          --           --              --       (2,617)       (2,617)        --           (2,617)
Interest income                              --           --              --          857           857         --              857
PRI net operating loss                       --           --              --       (1,360)       (1,360)      1,360             --
                                        --------    ---------        --------   ----------    ----------  ---------       --------
EBIDTA                                    32,142       22,743           1,135      (3,120)       52,900     (12,765)         40,135
                                        --------    ---------        --------   ---------     ---------   ---------       ---------
Interest expense                         (12,989)      (9,009)           (263)       (848)      (23,109)      6,966         (16,143)
Depreciation and amortization             (7,297)      (5,602)            (75)     (1,036)      (14,010)      4,101          (9,909)
PRI income taxes                             --           --               --         104           104       (104)             --
Gains on sales of interests in real
   estate                                    445          --            1,063         --          1,508         --            1,508
Minority interest in operating
   partnership                               --           --              --       (1,541)       (1,541)        (16)         (1,557)
Equity in interest of partnerships
   and jt. ventures                          --           --              --          --           --         4,384           4,384
Equity in loss of PRI                        --           --              --          --           --        (2,566)         (2,566)
                                        --------    ---------        --------   ---------     ---------   ----------      ----------
Net income                              $ 12,301    $   8,132        $  1,860   $  (6,441)    $  15,852   $     --        $  15,852
                                        --------    ---------        --------   ---------     ---------   -----------     ---------
Investments in real estate, at cost     $280,940    $ 235,350        $ 43,940   $     --      $ 560,230   $     --        $ 560,230
                                        --------    ---------        --------   ---------     ---------   -----------     ---------
Total assets                            $364,401    $ 208,941        $ 74,206   $  15,240     $ 662,788   $(131,108)      $ 531,680
                                        --------    ---------        --------   ---------     ---------   ----------      ---------
Recurring capital expenditures          $  1,718   $    4,696        $    --    $     --      $   6,414   $    (611)      $   5,803
                                        ---------   ----------       ---------  ---------     ---------  -----------      ---------

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

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

The Credit Facility

At September 30, 2000, PREIT had borrowed $87.7 million against its Credit Facility and had pledged $6.7 million as collateral for several letters of credit. Of the unused portion of the Credit Facility of approximately $55.6 million, as of September 30, 2000, the Company's loan covenant restrictions allow the Company to borrow approximately an additional $29.3 million (based on the existing property collateral pool) to fund property acquisitions, scheduled debt maturities and other uses. At September 30, 2000, the interest rate on the Credit Facility was 8.34%.

Mortgage Notes

In addition to amounts due under the Credit Facility during the next three years, construction and mortgage loans, secured by a property owned by a partnership in which PREIT has an interest, matures by its terms. The balloon payment on this loan totals $45.9 million of which PREIT's proportionate share is $23.0 million. Construction and mortgage loans on properties wholly-owned by PREIT also mature by their terms. Balloon payments on these loans total $35.3 million ($14.9 million in 2000 and $20.4 million in 2001).

Funds from Operations
---------------------

Funds from operations (FFO) increased by $5.9 million for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, as follows:

                                                                                 (In thousands)

                                                         Three Months Ended                Nine Months Ended
                                                             September 30                     September 30
                                                   -----------------------------       -----------------------------
          Funds from Operations(1)                       2000            1999              2000             1999
-----------------------------------------------    ------------    -------------       -------------      ----------
Income before minority interest in                 $     6,871     $     5,571        $    30,815        $    17,409
   operating partnership

Less:  Gains on sales of interests in
       real estate                                      (1,388)           (162)           (10,298)            (1,508)


Add:
   Depreciation and amortization-
   Wholly-owned and consolidated
    partnerships                                         3,676           3,326             11,103              9,748
   Unconsolidated partnerships and joint
    ventures                                               977           1,127              3,234              3,323
   Excess purchase price over net assets
    acquired                                                73              54                219                161
   Refinancing prepayment fee of
     partnerships/joint ventures                         --              --                 --                    55

Less:
   Depreciation of non-real estate assets                 (65)             (60)              (195)              (180)
   Amortization of deferred financing costs              (167)            (173)              (497)              (549)
                                                   -----------     -----------        -----------       ------------
Funds from operations                              $     9,977     $     9,683        $    34,381       $     28,459
                                                   ===========     ===========        ===========       ============


Weighted average number of shares
   outstanding                                          13,387          13,322             13,371             13,315
Weighted average effect of full conversion
   of OP Units                                           1,535           1,336              1,537              1,310
                                                   -----------     -----------        -----------       ------------
                                                        14,922          14,658             14,908             14,625
                                                   ===========     ===========        ===========       ============

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

Cash Flows
----------

During the nine months ended September 30, 2000, PREIT generated $36.5 million in cash flow from operating activities. Investing activities during the nine months ended September 30, 2000 used cash of $21.1 million including (i) $3.1 million in investments in property under development, (ii) $34.2 million in investments in wholly-owned real estate assets, (iii) $7.9 million in investments in the affiliated management company and partnerships, offset by
(iv) cash proceeds from the sale of real estate and partnership interest of $20.0 million and $2.9 million, respectively, and (v) distributions from partnerships in excess of equity in income of $1.1 million. Financing activities used cash of $13.4 million including (i) borrowings of $13.6 million from construction loans offset by (ii) a net repayment of $3.3 million under the Company's Credit Facility, (iii) $21.0 million of distributions to shareholders and OP unit holders, and (iv) principal installments on mortgages of $3.2 million.

Contingent Liabilities
----------------------

At September 30, 2000, PREIT had approximately $42 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P., may be required to issue additional OP units upon the achievement of certain financial results.

PREIT along with certain of its joint venture partners has guaranteed debt totaling $6.0 million. Also, PREIT and one of its joint venture partners have jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at September 30, 2000 was $45.9 million and the remaining commitment from the lender was $20.1 million for a total credit line of $66.0 million.

Interest Rate Protection
------------------------

In order to reduce exposure to variable interest rates, PREIT entered into a six-year interest rate swap agreement with First Union on $20 million of indebtedness, which fixes a rate of 6.12% per annum versus 30-day LIBOR until June 2001.

Results of Operations
---------------------

Nine Month Periods Ended September 30, 2000 and 1999
----------------------------------------------------

Gross revenues from real estate increased by $9.3 million to $74.5 million for the nine-month period ended September 30, 2000, as compared to the corresponding period in 1999. Retail property revenues increased by $4.1 million. Of this amount $1.3 million is attributable to 1999 acquisitions and properties under development in 1999 now placed in service. $1.6 million in termination fees were received during the 2000 period. The remaining $1.2 million represents an increase for properties owned during both periods. Multifamily property revenues increased by $1.7 million for properties owned during both periods due to rental rate increases and higher occupancy rates. Industrial property revenues increased by $3.5 million primarily due to the $4.0 million CVS lease termination fee offset by a decrease in rents of $0.5 million due to the CVS lease termination.

Property operating expenses increased by $0.4 million to $23.7 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Retail property operating expenses decreased by $0.2 million with a $0.3 million increase attributable to 1999 acquisitions and properties under development in 1999 now placed in service, offset by operating expenses for properties owned during both periods which decreased by $0.5 million due to the reversal of tenant receivable reserves. Multifamily operating expenses increased by $0.6 million due to increased repairs and maintenance, payroll and bad debt costs.

Depreciation and amortization increased by $1.2 million to $11.1 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Retail property depreciation increased by $0.8 million, of which $0.3 million is the result of 1999 acquisitions and the new development properties placed in service. Retail depreciation increased by $0.5 million for properties owned during both periods because of a higher asset base. Multifamily depreciation increased by $0.4 million for properties owned during both periods due to a higher asset base.

Interest expense increased by $1.1 million to $17.2 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Interest expense incurred on the newly placed multifamily mortgages resulted in a $2.0 million increase. Interest expense on the Credit Facility decreased by $0.9 million because of the reduced weighted-average amount outstanding for the 2000 period of $84.7 million as compared to $96.0 million for the 1999 period.

Equity in income of partnerships and joint ventures increased by $6.1 million to $20.2 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This is primarily attributable to increased income from Whitehall Mall which was under redevelopment in the 1999 period.

Equity in net loss of PREIT-RUBIN, Inc. for the 2000 period was $5.0 million as compared to $2.6 million in the 1999 period. The $2.4 million increase in the equity in net loss was primarily due to decreases in nonrecurring brokerage commissions of $1.2 million, management fees of $0.8 million, and write off of development costs of $0.4 million.

Gains from the sale of interests in real estate were $10.3 million for the nine months ended September 30, 2000 as compared to $1.5 million for the nine months ended September 30, 1999. The 2000 period reflects a gain on the sale of interest in Park Plaza Shopping Center in Pinellas Park, FL, the CVS Warehouse and Distribution Center in Alexandria, VA and the Valley View Shopping Center in Wilmington, DE. The 1999 period includes gains on the sale of interests in 135 Commerce Drive, Ft. Washington, PA and an undeveloped land parcel at Crest Plaza in Allentown, PA.

Minority interest in the operating partnership increased by $1.6 million to $3.2 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily as a result of higher earnings and 167,500 additional contingent OP units earned under the Contribution Agreement related to the acquisition of The Rubin Organization in 1997.

Net income for the nine months ended September 30, 2000 increased to $27.6 million from $15.9 million as reported in the comparable period in the prior year due to the factors noted above.

Quarters Ended September 30, 2000 and 1999
------------------------------------------

Gross revenues from real estate increased by $1.3 million to $23.2 million for the quarter ended September 30, 2000, as compared to the corresponding period in 1999. Retail property revenues increased by $1.1 million. Of this amount $0.8 million is attributable to 1999 acquisitions and properties under development in 1999 now placed in service. The remaining $0.3 million represents an increase for properties owned during both periods. Multifamily revenues increased by $0.5 million for properties owned during both periods due to rental rate increases and higher occupancy rates. Industrial property revenues decreased by $0.3 million due to the sale of CVS Warehouse and Distribution Center.

Property operating expenses increased by $0.1 million to $8.0 million for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Retail property operating expenses were unchanged as a result of $0.1 million related to 1999 acquisitions and properties under development in 1999 now placed in service offset by operating expenses for properties owned during both periods which decreased by $0.1 million due to the recovery of tenant receivable amounts previously reserved in 2000. Multifamily operating expenses increased by $0.1 million due to increased repairs and maintenance, payroll and bad debt expense.

Depreciation and amortization increased by $0.3 million to $3.7 million for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. Retail property depreciation increased by $0.3 million, of which $0.2 million is the result of 1999 acquisitions and the new development properties placed in service. Retail depreciation increased by $0.1 million for properties owned during both periods because of a higher asset base. Multifamily depreciation was unchanged.

Interest expense increased by $0.1 million to $5.7 million for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 due to interest on the Credit Facility which increased because of higher interest rates during the 2000 period and a higher average amount outstanding during the 2000 period as compared to the 1999 period.

Equity in income of partnerships and joint ventures increased by $0.3 million to $1.9 million for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. This is primarily attributable to increased income from Whitehall Mall which was under redevelopment in the 1999 period.

Equity in net loss of PREIT-RUBIN, Inc. for the 2000 period was $1.6 million as compared to $0.6 million in the 1999 period. The $1.0 million increase in the equity in net loss was due to nonrecurring brokerage commissions of $0.7 million and a decrease in management fees of $0.3 million.

Gains from the sale of interests in real estate were $1.4 million for the quarter ended September 30, 2000 resulting from the sale of interest in the Valley View Shopping Center. The sale of undeveloped land in the corresponding 1999 period resulted in a gain of $0.2 million.

Minority interest in the operating partnership increased by $0.2 million to $0.7 million for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 primarily as a result of higher earnings and 167,500 additional contingent OP units earned under the Contribution Agreement related to the acquisition of The Rubin Organization in 1997.

Net income for the quarter ended September 30, 2000 increased to $6.2 million from $5.1 million as reported in the comparable period in the prior year.

Acquisitions and Dispositions
-----------------------------

PREIT is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, PREIT has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, PREIT is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, PREIT is considering the disposition of its interests. There can be no assurance that PREIT will consummate any such acquisition or disposition.

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

In April 2000, PREIT sold a 294,000 square foot industrial property in Alexandria, Virginia for total proceeds of approximately $11.7 million including the sale price of $7.7 million and a lease termination fee with the building's sole tenant for $4 million. The sale of the property resulted in a gain of approximately $6.6 million.

In July 2000, PREIT sold the Valley View Shopping Center located in Wilmington, Delaware, for total proceeds of $9.6 million and expects to record a gain of approximately $1.4 million.

In July 2000, PREIT sold the Forestville Shopping Center in Forestville, MD for proceeds of $3.0 million. The loss on the sale of approximately $0.4 million had previously been reserved.

Development, Expansions and Renovations
---------------------------------------

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------


There has been no material change in the net financial instrument position or sensitivity to market risk since December 31, 1999 as reported by PREIT in its Form 10-K for the year ended December 31, 1999.

                                     PART II
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


Item 5.  Other Information
         -----------------

         PREIT issued a press release on November 9, 2000 containing financial information for the quarter ended September 30, 2000. A copy of the press release is attached hereto as Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             27 Financial Data Schedule

             99 Press Release, issued November 9, 2000 containing financial information for the quarter ended September 30, 2000.

         (b) Reports on Form 8-K

             None.

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








                                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                                       By  /s/ Ronald Rubin
                                           ----------------------------------
                                           Ronald Rubin
                                           Chief Executive Officer


                                       By /s/ Edward A. Glickman
                                          -----------------------------------
                                          Edward A. Glickman
                                          Executive Vice President and
                                          Chief Financial Officer


                                       By /s/ David J. Bryant
                                          -----------------------------------
                                          David J. Bryant
                                          Senior Vice President and Treasurer
                                          (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------

Exhibit
Number   Description
-------  -----------

  27     Financial Data Schedule

  99 Press Release, issued November 9, 2000, containing financial information for the period ended September 30, 2000