Form 10-K
period 2000-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2001-03-30
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

                                -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______________to ____________


                           Commission File No. 1-6300

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
             (Exact name of Registrant as specified in its charter)

                         Pennsylvania                                         23-6216339
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

The Bellevue                                                                    19102
200 S. Broad St.                                                             (Zip Code)
Philadelphia, Pennsylvania
(address of principal executive office)

Registrant's telephone number, including area code:  (215) 875-0700

Securities Registered Pursuant to Section 12(b) of the Act:

                     Title of Each Class                              Name of each exchange on which registered
                     -------------------                              -----------------------------------------
(1)   Shares of Beneficial Interest, par value $1.00 per share                 New York Stock Exchange

(2)   Rights to Purchase Shares of Beneficial Interest                         New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

The aggregate market value, as of March 20, 2001, of the voting shares held by non-affiliates of the Registrant was $262,498,281. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 20, 2001, 13,690,100 Shares of Beneficial Interest, par value $1.00 per share (the "Shares"), of Pennsylvania Real Estate Investment Trust were outstanding.

                       Documents Incorporated by Reference

The Registrant's definitive proxy statement for its May 10, 2001 Annual Meeting is incorporated by reference in Part III hereof.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                              --------------------

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               -------------------

                                TABLE OF CONTENTS

                                     PART I

                                                                                                          Page
                                                                                                          ----
Item 1.  Business............................................................................................2

Item 2.  Properties.........................................................................................25

Item 3.  Legal Proceedings..................................................................................26

Item 4.  Submission of Matters to a Vote of
            Security Holders................................................................................26


                                     PART II

Item 5.  Market for Our Common Equity and Related Shareholder Matters.......................................27

Item 6.  Selected Financial Data............................................................................28

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations...................................................................................29

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

Item 8.  Financial Statements and Supplementary Data........................................................39

Item 9.  Disagreements on Accounting and Financial Disclosure...............................................39

                                    PART III

Item 10. Trustees and Executive Officers of the Trust.......................................................39

Item 11. Executive Compensation.............................................................................39

Item 12. Security Ownership of Certain Beneficial Owners and Management.....................................40

Item 13. Certain Relationships and Related Transactions.....................................................40

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................40

Item 1.  Business

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust ("PREIT"), conducts substantially all of its operations through PREIT Associates, L.P., a Delaware limited partnership. As used in this report, unless the context requires otherwise, the terms "Company," "we," "us," and "our" includes PREIT, PREIT Associates and their subsidiaries and affiliates, including PREIT RUBIN, Inc. (formerly The Rubin Organization, Inc.) and PREIT Services, LLC, which together comprise our commercial property development and management business. As of December 31, 2000, PREIT Associates owned 95% of the economic interests in PREIT-RUBIN in the form of non-voting common shares. Effective January 1, 2001, PREIT Associates acquired the 5% minority interest in PREIT-RUBIN. PREIT-RUBIN is now 100% owned by PREIT Associates.

The Company

         PREIT, which is organized as a business trust under Pennsylvania law, is a fully integrated, self-administered and self-managed real estate investment trust, founded in 1960, which acquires, develops, redevelops and operates retail and multifamily properties.

         As of December 31, 2000, we owned interests in 23 shopping centers containing an aggregate of approximately 10.8 million square feet, 19 multifamily properties containing 7,242 units and 4 industrial properties with an aggregate of approximately 300,000 square feet. We also own interests in 6 shopping centers currently under development, which we expect to contain an aggregate of approximately 1.6 million square feet upon completion. We cannot assure you that all 6 development properties will be completed successfully.

         We also provide management, leasing and development services to 16 retail properties containing approximately 7.4 million square feet, 7 office buildings containing approximately 1.9 million square feet and 2 multifamily properties with approximately 100,000 square feet for affiliated and third-party owners.

Recent Developments

         In January 2001, we modified our organizational structure in response to changes in federal tax laws applicable to real estate investment trusts. A new property development and management company, PREIT Services, LLC, was created to develop and manage properties wholly owned by the Company. PREIT-RUBIN continues to develop and manage third party owned properties and joint ventures in which the Company is a party. PREIT-RUBIN is now wholly owned by PREIT Associates, making it a taxable REIT subsidiary, as defined by federal tax laws, which means it is capable of offering an expanded menu of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

         In January 2001, we sold an undeveloped land parcel at the Metroplex Shopping Center site, in which we own a 50% interest. We expect to record a nominal gain on the sale of the land.

         In January 2001, we refinanced a mortgage secured by our Eagles Nest multifamily property located in Coral Springs, Florida. The mortgage amount was $15 million, has a 10 year term and bears interest at the rate of 7.52% per annum.

         In March 2001, we sold our interest in the Ingleside Center located in Thorndale, PA for $5.1 million, of which $1.0 million was used to pay off the existing mortgage on the property. The gain on the sale of the property was approximately $1.8 million. Our proportionate share of the gain was approximately $1.4 million.

Our Structure

         PREIT Associates holds substantially all of our assets. As the sole general partner of PREIT Associates, we have the exclusive power to manage and conduct PREIT Associates' business, subject to limited exceptions. As of December 31, 2000, we owned approximately 89.5% of PREIT Associates. We anticipate that all of our acquisitions of interests in real estate will be owned, directly or indirectly, by PREIT Associates. Below is a diagram of our ownership structure, including PREIT Associates and PREIT-RUBIN, as of December 31, 2000. The diagram does not reflect the January 1, 2001 acquisition by PREIT Associates of the minority interest in PREIT-RUBIN.

                           +--------------------------+
                           | Pennsylvania Real Estate |
                           |  Investment Trust(1)     |
                           +--------------------------+
                                       |89.5%
                                       |
                                       |
                                       |     +------------+
                                       |     | Minority   |
                                       |     | Limited    |
                                       |     | Partners(2)|
                                       |     +------+-----+
 +----------------+                    |            |10.5%
 | Employee Stock |                    |            |
 | Bonus Plan     |                    |            |
 +----------------+                    |            |
    | 5% (voting)                      |            |
    |                      +-----------+------------+-+
    |      +---------------|  PREIT Associates, L.P.  |
    |      |               +-----------+--------------+
    |      |                           |
    |      | 95% (non-voting)          |
    |      |                           |
 +-----------------+                   |
 |    PREIT-RUBIN, |                   |
 |       Inc.      |                   |
 +-----------------+                   |
                                       |
                                       |
                                       |
                           +-------------------------+
                           |      52 Properties(3)   |
                           +-------------------------+
----------------------
(1) Sole general partner of PREIT Associates. Of our 89.5% interest in PREIT Associates, we hold 99.3% of our units of limited partnership interest ("Units") as a Class A Limited Partner and 0.7% of our Units as the sole general partner.

(2) Includes an aggregate of 991,257 Units, 6.6% of the weighted average of all Units outstanding in 2000, owned by the persons who were shareholders and affiliates of The Rubin Organization before our acquisition of The Rubin Organization. Under the terms of our acquisition of The Rubin Organization, these individuals have the right to receive up to 470,000 additional Units in respect of their former ownership interest in The Rubin Organization, depending on our adjusted funds from operations over the two year, nine month period commencing on January 1, 2000, and also to receive additional Units in respect of their interest in other properties we acquired rights to as part of the acquisition. Although not yet issued, the former shareholders and affiliates of The Rubin Organization are entitled to 167,500 units for the 12 month period from January 1, 2000 through December 31, 2000.

(3) Interests in some of these properties are owned directly by PREIT under arrangements in which the entire economic benefit of ownership has been pledged to PREIT Associates, rather than being owned directly by PREIT Associates. PREIT Associates' interest in these properties ranges from 0.01% to 100%.

         The following is a diagram of our structure as of January 1, 2001, which reflects the acquisition by PREIT Associates of the minority interest in PREIT-RUBIN:


                          +--------------------------+
                          | Pennsylvania Real Estate |
                          |     Investment Trust     |
                          +--------------------------+
                                      |89.5%
                                      |
                                      |
                                      |                       +------------+
                                      |                       |  Minority  |
                                      |            +----------|  Limited   |
                                      |            |  10.5%   |  Partners  |
                                      |            |          +------------+
                                      |            |
                                      |            |
                                      |            |
                                      |            |
                                      |            |
                          +-----------+------------+-+
                  +-------|  PREIT Associates, L.P.  |-------+
                  |       +-----------+--------------+       |
                  |                   |                      |
                  |                   |                      |
            +------------+     +-------------+        +------------+
            |   PREIT    |     |             |        |   PREIT    |
            |Services LLC|     |52 Properties|        | RUBIN, Inc |
            +------------+     +-------------+        +------------+

Retail Properties

         As of December 31, 2000, we had interests in 23 retail properties containing an aggregate of approximately 10.8 million square feet. PREIT Services currently operates 12 of these properties, all of which are wholly owned by the Company. PREIT-RUBIN manages 3 of the properties, each of which is owned by a joint venture in which the Company is a party. The remaining 8 properties are also owned by joint ventures in which the Company is a party and are managed by our joint venture partners, or by an entity we or our joint venture partners designate, and in many instances a change in the management of the property requires the concurrence of both partners. Fifteen of the 23 retail properties (containing an aggregate of approximately 7.9 million square feet) are located in Pennsylvania, two (containing an aggregate of approximately 300,000 square feet) are located in Florida, two (containing an aggregate of approximately 800,000 square feet) are located in South Carolina, and one is located in each of Delaware, Maryland, Massachusetts and New Jersey (containing an aggregate of approximately 1.8 million square feet).

         The following table presents information regarding our retail properties, as of December 31, 2000:

                                                                                                              Total
                                                          Year Built          Total           Owned           Leased
                                            Percent           or             Square           Square          GLA(3)
Real Property          Location              Owned*       Renovated(1)       Feet(2)           Feet          Square Ft.
-------------          --------              ------       ------------       -------           ----          ---------
Lehigh Valley Mall   Allentown, PA             50%        1977/1996        1,051,260         679,274          665,689


The Court at         Langhorne, PA             50%             1996          704,486         456,862          456,862
Oxford Valley


Dartmouth Mall       North                    100%        1971/1987          623,622         623,622          581,057
                     Dartmouth, MA

Festival at Exton    Exton, PA                100%             1991          144,949         144,949          138,851

Whitehall Mall       Allentown, PA             50%    1964/82/98/99          533,444         533,444          521,717

Magnolia Mall        Florence, SC             100%        1979/1992          579,039         579,039          566,396


Laurel Mall          Hazleton, PA              40%        1973/1995          558,801         558,801          528,355

Palmer Park Mall     Easton, PA                50%        1972/1998          459,835         459,835          431,325

Mandarin Corners     Jacksonville, FL         100%             1986          238,861         215,013          150,482

Springfield Park I   Springfield, PA           50%        1963/1997          268,500         122,831           81,437
& II(5)

Rio Mall             Rio Grande, NJ            60%        1973/1992          165,583         165,583          159,145

Crest Plaza          Allentown, PA            100%        1959/1991          154,370         154,370           83,356

South Blanding       Jacksonville,            100%             1986          106,857         106,857          104,157
Village              FL

Ingleside Center(6)  Thorndale, PA             70%        1981/1995          101,271         101,271          101,271

Northeast Tower      Philadelphia,             89%        1997/1998          472,296         433,618          424,946
Center (7)(8)        PA

Prince Georges       Hyattsville, MD          100%        1959/1990          744,993         744,993          618,848
Plaza

Red Rose Commons     Lancaster, PA             50%             1998          463,042         263,452          261,344

Florence Commons     Florence, SC             100%             1991          197,258         197,258          101,718


Christiana Power     Newark, DE               100%             1998          302,409         302,409          302,409
Center Phase I

Paxton Towne         Harrisburg, PA           100%             2000          569,004         444,579          364,999
Centre(8)

Creekview Shopping   Warrington, PA           100%             2000          378,796          89,880           88,981
Center(8)

Metroplex Shopping   Plymouth                  50%             2000          778,261         477,584          477,584
Center(8)            Meeting, PA

Willow Grove         Willow Grove,           0.01%             1982        1,204,123         562,262          534,711
Park(9)              PA                                                   ----------       ---------        ---------

         Total/Weighted Average                                           10,801,060       8,417,786        7,745,640
         (23 Properties)                                                  ==========       =========        =========

                               Percent
Real Property                  Leased(4)      Anchors/Primary Tenants
-------------                  ---------      -----------------------
Lehigh Valley Mall                 98%        JC Penney, Strawbridges,
                                              Macy's

The Court at                      100%        Dicks Sporting Goods, Best
Oxford Valley                                 Buy, Pharmor, HomePlace, The
                                              Home Depot, BJ Wholesale Club

Dartmouth Mall                     93%        JC Penney, Sears, Ames,
                                              General Cinema

Festival at Exton                  96%        Sears Hardware, Clemen's

Whitehall Mall                     98%        Sears, Kohl's, Bed, Bath &
                                              Beyond

Magnolia Mall                      98%        JC Penney, Sears, Belk,
                                              Rose's

Laurel Mall                        95%        Boscov's, Kmart, JC Penney

Palmer Park Mall                   94%        The Bon-Ton, Boscov's

Mandarin Corners                   70%        Walmart


Springfield Park I                 66%        Target, Bed Bath & Beyond
& II(5)

Rio Mall                           96%        Kmart, Staples

Crest Plaza                        54%        Weis Market, Eckerd Drug
                                              Store

South Blanding                     98%        Food Lion, Staples
Village

Ingleside Center(6)               100%        Kmart

Northeast Tower                    98%        Home Depot, Dick's Sporting
Center (7)(8)                                 Goods

Prince George's                    83%        JC Penney, Hecht's
Plaza

Red Rose Commons                   99%        Weis Market, Home Depot

Florence Commons                   52%        Tags Store, Goody's Family
                                              Clothings

Christiana Power                  100%        Costco, Dick's Sporting Goods
Center Phase I

Paxton Towne                       82%        Target, Kohl's, Bed, Bath &
Centre(8)                                     Beyond

Creekview Shopping                 99%        Target, Lowe's
Center(8)

Metroplex Shopping                100%        Target, Lowe's, Giant
Center(8)

Willow Grove                       95%        Sears, Bloomingdales,
Park(9)                         -----         Strawbridge's, Macy's

       Total/Weighted Average      92%
       (23 Properties)          =====

-----------------------
 *  By PREIT Associates; we own approximately 89.5% of PREIT Associates.

(1) Year initially completed and, where applicable, the most recent year in which the property was renovated substantially or an additional phase of the property was completed.

(2) Total Square Feet includes space owned by the tenant; Owned Square Feet and Percent Leased excludes such space.

(3) GLA stands for Gross Leasable Area.

(4) Percent Leased is calculated as a percent of Owned Square Feet for which leases were in effect as of December 31, 2000.

(5) With respect to Phase I, we have an undivided one-half interest in one of three floors in a freestanding department store.

(6) Property sold in March 2001.

(7) We expect to acquire the remaining 11% ownership interest by the end of the first quarter of 2002. Includes a parcel under development of 114,270 square feet that is leased to Bradlees. Bradlees filed for bankruptcy under Chapter 11 in the fourth quarter of 2000.

(8) Property is income producing as of 12/31/00, with a portion still under development.

(9) The percentage of our ownership interest in Willow Grove Park is nominal until the satisfaction of certain conditions, including the completion of the Mall's expansion.

         The following table presents information regarding the primary tenant in each of our retail properties:

                        Primary Tenant and Square Footage
                             as of December 31, 2000

                                                   Number of                  GLA of                       Annualized
Primary Tenant                                      Stores                Stores Leased                    Base Rent
--------------                                      ------                -------------                    ---------
The Limited Stores, Inc. (1)                           28                     185,314                      $4,103,528
The Gap, Inc./Old Navy (1)                             13                     171,151                       3,003,109
Dick's Sporting Goods                                   4                     199,576                       2,936,130
Bed Bath & Beyond                                       4                     156,909                       2,135,399
Sears/HomeLife                                          8                     695,252                       2,006,164
Barnes & Noble/B. Dalton                                6                      96,017                       1,807,443
Best Buy                                                2                     105,330                       1,692,350
PetSmart                                                4                     104,797                       1,657,780
K-Mart                                                  3                     334,858                       1,651,008
Venator Group                                          18                      53,836                       1,503,865
Boscov's                                                2                     375,110                       1,436,000
Costco                                                  1                     140,814                       1,300,588
Home Depot                                              1                     136,633                       1,250,000
Toys R Us                                               3                     101,995                       1,188,082
J.C. Penney/Eckerd Drug (1)                             6                     422,766                       1,152,000
Circuit City                                            2                      64,733                       1,076,380
Weis Markets                                            3                     158,075                       1,019,908
Trans World Entertainment Corp.                         8                      32,450                         826,072
Office Max                                              2                      60,926                         819,878
Homeplace                                               1                      54,096                         757,344
                                                      ---                   ---------                     -----------
                                 Total                119                   3,650,638                     $33,323,028
                                                      ===                   =========                     ===========

---------------------
(1) Includes lease(s) in which the tenant pays rent based on a percentage of sales in lieu of minimum rent. No annualized base rent has been estimated for these leases.

         The following table presents, as of December 31, 2000, scheduled lease expirations with respect to our retail properties for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights:

                                                                                            Percentage of
                                                                                                Total
                                       Annualized        Approximate       Average Base     Leased GLA (1)
                        Number of       Base Rent        Square Feet     Rent Per Square    Represented By
Year Ending              Leases        of Expiring       of Expiring         Foot of           Expiring
December 31             Expiring         Leases            Leases        Expiring Leases        Leases
-----------             --------         ------            ------        ---------------        ------
    2001                   83            4,952,821          647,303             7.65             8.36%

    2002                   84            4,246,838          238,407            17.81             3.08%

    2003                   78            5,185,473          250,951            20.66             3.24%

    2004                   77            6,145,670          441,124            13.93             5.69%

    2005                   84            7,831,278          443,975            17.64             5.73%

    2006                   66            7,424,822          652,051            11.39             8.42%

    2007                   55            5,867,156          622,790             9.42             8.04%

    2008                   52            5,817,681          651,754             8.93             8.41%

    2009                   51            5,416,183          280,408            19.32             3.62%

    2010                   61            6,730,869          321,880            20.91             4.16%
                          ---          -----------        ---------           ------            ------

Total/Weighted Average    691          $59,618,791        4,550,643           $13.10            58.75%
                          ===          ===========        =========           ======            ======

---------------------
(1) Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 7,745,640.

Development Properties

         We have rights in 6 development properties - Delran Shopping Center, Delran, NJ; Christiana Power Center Phase II, Newark, DE; New Garden, New Garden Township, PA; Pavilion at Market East, Philadelphia, PA; South Brunswick, South Brunswick, NJ and Cox Cro Road, Toms River, NJ.

         The following table presents information, as of December 31, 2000, regarding the development properties:

                                                                    Planned          Planned
                                                      Ownership    Approximate        Owned                          Expected
Development Property                Location          Interest*    Square Feet      Square Feet       Status         Completion
--------------------                --------          ---------   --------------    -----------       ------         ----------
Christiana Power Center II      Newark, DE               100%          346,238        346,238     Predevelopment        1Q03

Delran Shopping Center          Delran, NJ               100%          221,894         88,894     Predevelopment        2Q02

New Garden                      New Garden               100%          330,650        195,750     Predevelopment        2Q02
                                Township, PA

South Brunswick                 South Brunswick, NJ      100%          199,857         63,485     Predevelopment        3Q02

Cox Cro Road                    Tom's River, NJ          100%          237,900        102,900     Predevelopment        1Q03

Pavilion at Market East         Philadelphia, PA          50%          297,314        148,657     Predevelopment   Uncertain
                                                                     ---------        -------
                      TOTAL:                                         1,633,853        945,924
                                                                     =========        =======

-----------------
* By PREIT Associates; we currently own approximately 89.5% of PREIT Associates.


         We acquired our rights to Christiana Power Center Phase II when we acquired The Rubin Organization, and we hold our rights subject to a contribution agreement executed in connection with that acquisition. The contribution agreement provides for PREIT Associates to issue Units to former affiliates of The Rubin Organization as consideration for our rights in this property according to a formula. As Christiana Power Center Phase II is completed and leased up, it will be valued based on the following principles:

         o all space leased and occupied by credit-worthy tenants will be valued at ten times adjusted cash flow, computed as specified in the contribution agreement;

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

         Additional provisions exist for valuing triple net lease/purchase arrangements. No consideration will be paid until the earlier of:

         o the completion of the property;

         o our abandonment of the project; or

         o September 30, 2002.

         If the project is not completed by September 30, 2002, we will value the project and PREIT Associates will issue Units equal in value to 50% of the amount, if any, by which the value of PREIT Associates' interest in the project exceeds the aggregate cost of the project at the time of completion. Negative amounts arising in connection with the completion or abandonment of the project will be netted back against earlier completed projects in order of completion. Units issued in respect of the foregoing valuations of the project will be valued at the greater of (1) the average of the closing prices of the Shares for the twenty trading days before the date of the completion valuation and (2) $19.00. If the average of the closing prices of the shares on the 20 trading days before each valuation is less than $19.00, PREIT Associates will issue additional Units, of a new class but equal in value to those Units not issued because of the operation of the pricing limitation.

Multifamily Properties

         We have interests in 19 multifamily properties with an aggregate of 7,242 units. We manage 14 of these multifamily properties, and the remaining 5 multifamily properties are managed by one or more of our partners. If our partners currently managing these 5 multifamily properties become unable or unwilling to perform their obligations or responsibilities, we are capable of managing these properties with our own staff.

         The following table presents information, as of December 31, 2000, regarding the 19 multifamily properties in which we have an interest:

                                                                            Approx.                 Calendar
                                                       Year       Number   Rentable                   2000
     Multifamily                          Percent     Built/        Of       Area      Percent    Average Rent
      Property             Location        Owned*    Renov(1)    Units(2)  (Sq. Ft.)   Occupied     per Unit
      --------             --------        ------    --------    --------  ---------   --------     --------
Emerald Point          Virginia Beach,       100%    1965/1993       862     846,000       94%       $582
                       VA

Boca Palms             Boca Raton, FL        100%    1970/1994       522     673,000       94%        953

Lakewood Hills         Harrisburg, PA        100%    1972/1988       562     630,000       96%        672

Regency Lakeside       Omaha, NE              50%    1970/1990       433     492,000       97%        981

Kenwood Gardens        Toledo, OH            100%    1951/1989       504     404,000       93%        468

Fox Run                Bear, DE              100%      1988          414     359,000       97%        721

Eagle's Nest           Coral Springs, FL     100%      1989          264     343,000       96%        955

Palms of Pembroke      Pembroke Pines,       100%    1989/1995       348     340,000       99%        934
                       FL

Hidden Lakes           Dayton, OH            100%    1987/1994       360     306,000       96%        621

Cobblestone            Pompano Beach, FL     100%    1986/1994       384     297,000       98%        761

Countrywood            Tampa, FL              50%    1977/1997       536     295,000       97%        531

Shenandoah Village     West Palm Beach,      100%    1985/1993       220     286,000       97%        961
                       FL

Marylander             Baltimore, MD         100%    1951/1989       507     279,000       96%        552

Camp Hill Plaza        Camp Hill, PA         100%    1967/1994       300     277,000       96%        699

Fox Run, Warminster    Warminster, PA         50%    1969/1992       196     232,000       99%        722

Cambridge Hall         West Chester, PA       50%    1967/1993       233     186,000       95%        695

Will-O-Hill            Reading, PA            50%    1970/1986       190     152,000       98%        579

2031 Locust Street     Philadelphia, PA      100%    1929/1986        87      89,000      100%      1,358

The Woods              Ambler, PA            100%      1974          320     235,000       99%        838
                                                                   -----   ---------      ---        ----

Total/Weighted Average                                             7,242   6,721,000       96%       $720
(19 properties)                                                    =====   =========      ===        ====

-----------------------
 *  By PREIT Associates; we currently own approximately 89.5% of PREIT
    Associates.

(1) Year initially completed and most recently renovated, and where applicable, year(s) in which additional phases were completed at the property.

(2) Includes all apartment and commercial units occupied or available for occupancy at December 31, 2000.

Other Properties

         We own four industrial properties that we acquired shortly after our organization. We have not acquired any property of this type in over 27 years. We do not consider these properties to be strategically held assets. These properties, in the aggregate, contributed less than 4% (excluding lease termination income of $4 million, this would be less than 1%) of our net rental income in our fiscal year ended December 31, 2000. We have been implementing a program providing for the orderly disposition of these assets. As part of this program, in 2000, we sold a warehouse and distribution center in Alexandria, Virginia.

         The following table shows information, as of December 31, 2000, regarding the remaining four industrial properties:

                                    Year             Percent        Square          Percentage
Property and Location             Acquired            Owned*         Feet             Leased
---------------------             --------            -----          ----             ------
Warehouse                           1962              100%           12,034            100%
Pennsauken, NJ

Warehouse                           1962              100%           16,307            100%
Allentown, PA

Warehouse                           1963              100%           29,450            100%
Pennsauken, NJ

Warehouse and Plant                 1963              100%          197,000            100%
Lowell, MA                                                          -------

         Total                                                      254,791
                                                                    =======

---------
* By PREIT Associates; we currently own approximately 89.5% of PREIT Associates.


Right of First Refusal Properties.

         We obtained rights of first refusal with respect to the interests of some of the former affiliates of The Rubin Organization, after our acquisition of The Rubin Organization, in the three retail properties listed below:

                                                          Percentage Interest
                            Gross Leasable               Subject to the Right
Property/Location              Sq. Ft.                     of First Refusal
-----------------              -------                     ----------------

Cumberland Mall,                810,000                          50%
Vineland, NJ

Fairfield Mall,                 385,000                          50%
Chicopee, MA

Christiana Mall,              1,100,000                          (1)
Newark, DE                    ---------

                   Total      2,295,000
                              =========
-------------
(1) The interest subject to the right of first refusal is subject to adjustment in connection with the refinancing of the participating mortgage that currently encumbers this property.

Acquisition of The Rubin Organization

         On September 30, 1997, we completed a series of related transactions in which:

         o we transferred substantially all of our real estate interests to PREIT Associates;

         o PREIT Associates acquired all of the nonvoting common shares of The Rubin Organization, Inc., a commercial real estate development and management firm (renamed PREIT-RUBIN, Inc.), constituting 95% of the total equity of PREIT-RUBIN in exchange for the issuance of 200,000 Class A units of limited partnership interest in PREIT Associates ("Units") and a contingent obligation to issue up to 800,000 additional Units over the next five years, discussed below; and

         o PREIT Associates acquired the interests of some of the former affiliates of The Rubin Organization in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall, Springfield Park, Hillview Shopping Center and Northeast Tower Center at prices based upon a pre-determined formula; and subject to related obligations, in Christiana Power Center (Phase I and II), Red Rose Commons and Metroplex Shopping Center. Subsequent to September 30, 1997, by mutual agreement with the former affiliates of The Rubin Organization, PREIT Associates did not acquire Hillview Shopping Center.

         The 800,000 additional Units discussed above were to be issued over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based on our adjusted funds from operations per share during the five year period. The contribution agreement established "hurdles" and "targets" during specified "earn-out periods" to determine whether, and to what extent, the contingent Units will be issued. For the period beginning October 1, 1997 through December 31, 2000, 497,500 contingent OP units had been earned, resulting in an additional purchase price of approximately $8.9 million. Under the contribution agreement, the hurdles and targets were adjusted on December 29, 1998 (after the issuance of 32,500 OP units for the period ended December 31, 1997) to account for the dilutive effect of our December 1997 public offering, as follows:


                                         Per Share Adjusted
                                                 FFO                           Base No.             Max. No.
                                          ------------------                  Contingent           Contingent
Earn-Out Period                        Hurdle              Target               TRO OP               TRO OP
---------------                        ------              ------             ----------           ----------
1-1-98  to 12-31-98                    $2.13               $2.39                20,000               130,000
1-1-99  to 12-31-99                    $2.30               $2.58                57,500               167,500
1-1-00  to 12-31-00                    $2.43               $2.72                57,500               167,500
1-1-01  to 12-31-01                    $2.72               $3.03                57,500               167,500
1-1-02  to  9-30-02                    $2.19               $2.43                52,500               135,000
                                                                               -------               -------
                        Total                                                  245,000               767,500
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

         The foregoing is subject to the right to carry back to prior earn-out periods amounts in excess of the target in the current period, thereby earning additional contingent Units, but never more than the maximum aggregate amount, and to carry forward into the next, but only the next, earn-out period amounts of per Share adjusted funds from operations which exceed the target in any such period, provided, in all cases, no amounts in excess of the target in any period may be applied to result in the issuance of additional contingent Units in any other period until first applied to eliminate all shortfalls from targets in all prior periods.

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

         For the one year and nine months commencing January 1, 2001, we may be required to issue the remaining 302,500 Units, depending on our per share "adjusted funds from operations" during this period. "Adjusted funds from operations" is defined as our consolidated net income for any period, plus, to the extent deducted in computing such net income:

         o depreciation attributable to real property;
         o certain amortization expenses;
         o the expenses of the acquisition of The Rubin Organization;
         o losses on the sale of real estate;
         o material write-downs on real estate;
         o material prepayment fees; and
         o rents currently due in excess of rents reported, minus:
           o rental revenue reported in excess of amounts currently due;
           o lease termination fees; and
           o gains on the sale of real estate.

Risk Factors

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

         Other factors that may affect general economic conditions or local real estate conditions include:

         o population trends
         o income tax laws
         o availability and costs of financing
         o construction costs
         o weather conditions that may increase or decrease energy costs

         We may be unable to compete with our larger competitors and other alternatives to our portfolio of properties

         The real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have greater financial resources, revenues and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. Our apartment properties portfolio competes with providers of other forms of housing, such as single family housing. Competition from single family housing increases when lower interest rates make mortgages more affordable. All of our shopping center and apartment properties are subject to significant local competition. Further, our portfolio of retail properties faces competition from interest-based operations that may be capable of providing lower-cost alternatives to customers.

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

         The risks described above are compounded by the fact that we must distribute 90% of our taxable income in order to maintain our qualification as a REIT. As a result of these distribution requirements, new developments are financed primarily through lines of credit or other forms of construction financing. Because we incur debt to finance the developments, our loss could exceed our equity investment in these developments.

         Furthermore, we must acquire and develop suitable high traffic retail sites at costs consistent with the overall economics of the project. Because retail development is extremely competitive, we cannot assure you that we can contract for appropriate sites within our geographic markets.

         Many of our properties are old and in need of maintenance and/or renovation

         Many of the properties in which we have an interest were constructed more than 15 years ago. We generally spend more on maintenance of these older properties than we do on newer properties. Because older properties may be obsolete in some respects, they may generate lower rentals or may require significant capital expense for renovations. Some of our apartments lack amenities that are customarily included in modern construction, such as dishwashers, central air conditioning and microwave ovens. Some of our facilities are difficult to lease because they are too large, too small or inappropriately proportioned for today's market. We generally consider renovation of properties when renovation will enhance or maintain the long-term value of our properties.

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

         Our tenants may fail to make rental payments when due

         At any time, a tenant may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and material losses to us.

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

         We face risks due to lack of geographic diversity

         Most of our properties are located in the eastern United States. A majority of the properties are located either in Pennsylvania or Florida. General economic conditions and local real estate conditions in these geographic regions have a particularly strong effect on us. Other REITs may have a more geographically diverse portfolio and thus may be less susceptible to downturns in one or more regions.

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

         We are aware of certain environmental matters at some of our properties, including ground water contamination, above-normal radon levels and the presence of asbestos containing materials and lead-based paint. We have, in the past, performed remediation of such environmental matters, and, at December 31, 2000, the Company is not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. We have reserved approximately $100,000 to cover such costs if they are necessary. We cannot assure you that these amounts will be adequate to cover future environmental costs.

         At five properties in which we currently have an interest, the environmental conditions continue to be investigated and have not been remediated fully. At three of these properties, groundwater contamination has been found. At one of the properties, the former owner of the property is remediating the groundwater contamination. At three of the properties, the groundwater contamination was associated with a dry cleaning operation. Although the properties with contamination arising from dry cleaning operations may be eligible under a state law for remediation with state funds, we cannot assure you that sufficient funds will be available under the legislation to pay the full costs of any such remediation.

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

         We have limited environmental liability coverage for the types of environmental liabilities described above. The policy covers liability for pollution and on-site remediation limited to $2 million for any single claim and further limited to $4 million in the aggregate. The policy expires on December 1, 2002.

         We are aware of environmental concerns at two of our development properties. Our present view is that our share of any remediation costs necessary in connection with the development of these properties will be within the budgets for development of these properties, but the final costs and necessary remediation are not known and may cause us to decide not to develop one or more of these properties.

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

         We may not be able to comply with leverage ratios imposed by our credit facility or to use our credit facility when credit markets are tight

         We currently use a three year secured credit facility for working capital, acquisitions, construction of our development pipeline, renovations and capital improvements to our properties. The credit facility is secured by ten properties and currently requires our operating partnership, PREIT Associates, to maintain certain asset and income to debt ratios and minimum income and net worth levels. As of December 31, 2000, we were in compliance with all debt covenants. If, in the future, PREIT Associates fails to meet any one or more of these requirements, we would be in default. The lenders, in their sole discretion, may waive a default. We might secure alternative or substitute financing. We cannot assure you, however, that we can obtain waivers or alternative financing. Any default may have a materially adverse effect on our operations and financial condition.

         When the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for some of our properties. If our credit facility is reduced significantly or withdrawn, our operations would be affected adversely. If we are unable to increase our borrowing capacity under the credit facility, our ability to make acquisitions and grow would be affected adversely. We cannot assure you as to the availability or terms of financing for any particular property.

         We have entered into agreements limiting the interest rate on portions of our credit facility. If other parties to these agreements fail to perform as required by the agreements, we may suffer credit loss.

         We may be unable to obtain long-term financing required to finance our partnerships and joint ventures

         The profitability of each partnership or joint venture in which we are a partner or co-venturer that has short-term financing or debt requiring a balloon payment is dependent on the availability of long-term financing on satisfactory terms. If satisfactory long-term financing is not available, we may have to rely on other sources of short-term financing, equity contributions or the proceeds of refinancing the existing properties to satisfy debt obligations. Although we do not own the entire interest in connection with many of the properties held by such partnerships or joint ventures, we may be required to pay the full amount of any obligation of the partnership or joint venture that we have guaranteed in whole or in part to protect our equity interest in the property owned by the partnership or joint venture. Additionally, we may determine to pay a partnership's or joint venture's obligation to protect our equity interest in its assets.

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

         Business disagreements with partners may arise. We may incur substantial expenses in resolving these disputes. To preserve our investment, we may be required to make commitments to or on behalf of a partnership or joint venture during a dispute. Moreover, we cannot assure you that our resolution of a dispute with a partner will be on terms that are favorable to us.

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

         Limited partners of PREIT Associates may vote on fundamental changes we propose

         Our assets are generally held through PREIT Associates, a Delaware limited partnership of which we are the sole general partner. We currently hold a majority of the limited partner interests in PREIT Associates. However, PREIT Associates may from time to time issue additional limited partner interests in PREIT Associates to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Limited partner interests in PREIT Associates generally do not carry a right to vote on any matter voted on by our shareholders, although limited partner interests may, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the partnership interests issued on September 30, 1997 have been redeemed, the holders of partnership interests issued on September 30, 1997 are entitled to vote, along with our shareholders, on any proposal to merge, consolidate or sell substantially all of our assets. Our partnership interests are not included for purposes of determining when half of the partnership interests have been redeemed, nor are they counted as votes. We cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

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

         Our employees who work both for us and for PREIT-RUBIN may have conflicts of interest

         There are numerous potential conflicts of interest relating to our ownership of PREIT-RUBIN. PREIT-RUBIN renders management, development, leasing and related services to a substantial number of properties in which affiliates of PREIT-RUBIN retain equity interests. In such instances the interests of our management who are also PREIT-RUBIN affiliates may differ from your own. We believe that PREIT-RUBIN's management arrangements with these entities are on terms at least as favorable to PREIT-RUBIN as the average of management arrangements with parties unrelated to PREIT-RUBIN. In addition, PREIT-RUBIN leases substantial office space from entities in which our affiliates have an interest.

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

         We may be unable to comply with the strict income distribution requirements applicable to REITs

         To obtain the favorable tax treatment associated with qualifying as a REIT, we are required each year to distribute to our shareholders at least 90% of our net taxable income. We could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions were not favorable for borrowing.

Employees

         We employ approximately 791 people on a full-time basis.

Item 2. Properties

         We refer you to the tables under "Item 1. Business" for the properties we own, both wholly and those in which we have a percentage interest.

         PREIT-RUBIN leases 11,421 square feet (2nd Floor) and 28,064 square feet (3rd Floor) of space for its principal offices at 200 S. Broad Street, Philadelphia, PA, under a lease with a remaining term of 9 years. The base rent is $19.50 per square foot.

         Titles to all of our real estate investments have been searched and reported to us by reputable title companies. The exceptions listed in the title reports will not, in our opinion, interfere materially with our use of the respective properties for the intended purposes.

Schedule of Real Estate and Accumulated Depreciation

         We refer you to Schedule III, "Real Estate and Accumulated Depreciation
- December 31, 2000," of the financial statement schedules set forth herein for the amount of encumbrances, initial cost of the properties to us, cost of improvements, the amount at which carried and the amount of the accumulated depreciation.

Item 3. Legal Proceedings

         From time to time, we are a plaintiff or defendant in various cases arising out of our usual and customary business of owning and investing in real estate, both directly and through joint ventures and partnerships. We expect to be covered against any such liability by our liability insurance, though we cannot assure you to this effect. We cannot assure you of the results of pending litigation, but we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Our Common Equity and Related Shareholder Matters

Shares

         Our shares of beneficial interest began trading on the New York Stock Exchange on November 14, 1997 (ticker symbol: PEI). Before then, our shares were traded on the American Stock Exchange.

         The following table presents the high and low sales prices for our shares, as reported by the New York Stock Exchange, and cash distributions paid for the periods indicated:

                                                                 Distributions
                                       High          Low             Paid
--------------------------------------------------------------------------------
Quarter ended March 31, 2000          $ 17.25     $ 14.63             $ .47
Quarter ended June 30, 2000           $ 18.50     $ 16.00               .47
Quarter ended September 30, 2000      $ 18.06     $ 16.88               .47
Quarter ended December 31, 2000       $ 19.75     $ 16.81               .51
                                                                      -----
                                                                      $1.92


                                                                   Distributions
                                         High         Low              Paid
--------------------------------------------------------------------------------
Quarter ended March 31, 1999          $ 20.25     $ 18.56             $ .47
Quarter ended June 30, 1999           $ 21.69     $ 18.56               .47
Quarter ended September 30, 1999      $ 21.00     $ 18.56               .47
Quarter ended December 31, 1999       $ 18.88     $ 14.00               .47
                                                                      -----
                                                                      $1.88

         As of December 31, 2000, there were approximately 1,190 holders of record of our shares.

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

Units

         Class A and Class B Units of PREIT Associates are redeemable by PREIT Associates at the election of the limited partner holding the Units, at the time and for the consideration set forth in PREIT Associates' partnership agreement. In general, and subject to exceptions and limitations, beginning one year following the respective issue dates, "qualifying parties" may give one or more notices of redemption with respect to all or any part of the Class A Units then held by that party. Class B Units are redeemable at the option of the holder at any time after issuance.

         If a notice of redemption is given, we have the right to elect to acquire the Units tendered for redemption for our own account, either in exchange for the issuance of a like number of our shares, subject to adjustments for stock splits, recapitalizations and like events, or a cash payment equal to the average of the closing prices of our shares on the ten consecutive trading days immediately before our receipt, in our capacity as general partner of PREIT Associates, of the notice of redemption. If we decline to exercise this right, then on the tenth day following tender for redemption, PREIT Associates will pay a cash amount equal to the number of Units so tendered multiplied by such average closing price.

         PREIT Associates issued the Units under exemptions provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

Item 6. Selected Financial Data

Selected Financial Information
(Thousands of dollars, except per share results)

                              For the Fiscal  For the Fiscal    For the Fiscal  For the 4-Month
                                  Year Ended      Year Ended        Year Ended     Period Ended    For the Fiscal
                                December 31,    December 31,      December 31,      December 31    Years Ended August 31,
                                        2000            1999              1998          1997(1)       1997        1996
                                        ----            ----              ----          -------       ----        ----

Operating Results
Gross revenues from real estate     $100,471       $  89,220         $  61,745         $ 17,170    $  40,231   $  38,985
                                     -------        --------          --------          -------     --------    --------
Net income                          $ 32,254       $  20,739         $  23,185         $  5,962    $  10,235   $  11,044
                                      ------          ------            ------            -----       ------      ------
Net income per share                $   2.41       $    1.56         $    1.74         $   0.66    $    1.18   $    1.27
                                        ----            ----              ----              ---         ----        ----
Balance Sheet Data
Investments in real estate, at
  cost                              $612,266       $ 577,521         $ 509,406         $287,926    $ 202,443   $ 198,542
Total assets                         576,570         547,590           481,615          265,566      165,657     177,725
Total mortgage, bank and
  construction loans payable         382,396         364,634           302,276          103,939      117,412     124,148
Shareholders' equity                 143,906         133,412           137,082          138,530       40,899      46,505
                                     -------         -------           -------          -------       ------      ------
Other Data
Cash flows from operating
  activities                        $ 44,123       $  29,347         $  31,302         $  4,237    $  15,219   $  15,090
Cash distributions per share        $   1.92       $    1.88         $    1.88         $   0.47    $    1.88   $    1.88
                                        ----            ----              ----              ---         ----        ----

---------------------
(1) We changed from a fiscal year end to a calendar year end in 1997.

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

The Company expects to meet certain long-term capital requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use the remaining funds available under its $175 million revolving credit facility (the "Revolving Facility") and its $75 million construction facility (the "Construction Facility") to fund acquisitions, development activities and capital improvements on an interim basis.

At December 31, 2000 the Company had borrowed $110 million against its Revolving Facility and had pledged $6 million under the Revolving Facility as collateral for several letters of credit. The proceeds of the $110 million in borrowings were used to fund acquisitions from 1997 to 2000 and several development projects. Of the unused portion of the Revolving Facility of approximately $59 million, as of December 31, 2000, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $4 million based on the existing property collateral pool. In January 2001, the amount available to borrow increased to approximately $18 million due to a mortgage refinancing (see
Note 12 to the Consolidated Financial Statements).

The Credit Facility
The Company's operating partnership has entered into a Credit Facility consisting of the Revolving Facility and the Construction Facility with a group of banks led by Wells Fargo Bank National Association. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of ten properties and have been guaranteed by the Company.

The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 1.3% to 1.8%, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of EBITDA to Debt Service and Interest expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at December 31, 2000; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of December 31, 2000, the Company was in compliance with all debt covenants.

Mortgage Notes
In addition to amounts due under the Credit Facility, during the next three years construction and mortgage loans secured by properties owned by three partnerships in which the Company has an interest, mature by their terms. Balloon payments on these loans total $88.7 million of which the Company's proportionate share is $42.1 million. Construction and mortgage loans on properties wholly-owned by the Company also mature by their terms. Balloon payments on these loans total $30.8 million. The Company is pursuing long-term financing for properties with balloon payments coming due in 2001.

In 1999 the Company concluded the financing of eight multifamily communities with $108.0 million of permanent, fixed-rate, long-term debt. With the financing, the Company replaced short-term floating rate debt with fixed rate, mortgage debt. The new debt carries a weighted average fixed interest rate of approximately 6.77%. The eight properties secure the non-recourse loans, which amortize over 30 years and mature in May 2009.

Commitments
At December 31, 2000, the Company had approximately $28.1 million committed to complete current development and redevelopment projects. Of this amount, approximately $22.8 million is expected to be financed through the Construction Facility and $5.3 million is expected to be financed using construction loans. In connection with certain development properties, including those development properties acquired as part of the Company's acquisition of The Rubin Organization, the Company may be required to issue additional units of limited partner interest in its operating partnership ("OP Units") upon the achievement of certain financial results.

Cash Flows
During the year ended December 31, 2000, the Company generated $44.1 million in cash flow from operating activities. Financing activities included: (i) $19.3 million net borrowing under the Company's then outstanding credit facility, and
(ii) $17.8 million proceeds from a construction loan payable; offset by (i) $14.9 million of repayment of mortgage notes payable, (ii) $4.4 million of mortgage notes payable principal installments, (iii) $25.7 million of distributions to shareholders and (iv) $1.6 million payment of deferred financing costs. During the year ended December 31, 2000, the Company had net investing activities of $36.4 million including: (i) investments in wholly-owned real estate assets ($24.9 million), (ii) investments in property under development ($25.7 million), (iii) investments in partnerships and joint ventures ($5.1 million), (iv) investments in the affiliated management company ($5.0 million), offset by (i) cash proceeds from sales of real estate interests of $23.0 million and (ii) cash distributions from partnerships and joint ventures in excess of equity in income of $1.3 million.

Contingent Liabilities
The Company along with certain of its joint venture partners has guaranteed debt totaling $6.0 million (see Note 2 to the Consolidated Financial Statements).

Also, the Company and its joint venture partner have jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at December 31, 2000 was $61.9 million and the remaining commitment from the lender was $4.1 million for a total construction loan commitment of $66.0 million.

Interest Rate Protection
In order to reduce exposure to variable interest rates, the Company has entered into interest rate swap agreements as follows:

                                Fixed Interest Rate
Notional Amount                 vs. 30-day LIBOR                 Maturity Date

$20 million                     6.12%                            June 2001
$20 million                     6.02%                            December 2003
$55 million                     6.00%                            December 2003

Financial Instruments Sensitivity Analysis
The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market interest rates. In order to mitigate the impact of fluctuation in market interest rates, the Company has entered into three interest rate swap agreements totaling $95.0 million. All derivative instruments are entered into for other than trading purposes. As of December 31, 2000, the Company's consolidated debt portfolio consisted of $247.4 million in fixed rate mortgage notes and $110.3 million borrowed under its Revolving Facility.

Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but, it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual December 31, 2000 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $10.7 million at December 31, 2000. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $11.6 million at December 31, 2000. Based on the variable-rate debt included in the Company's debt portfolio, including three interest rate swap agreements, as of December 31, 2000, a 100 basis point increase in interest rates would result in an additional $0.2 million in interest incurred at December 31, 2000. A 100 basis point decrease would reduce interest incurred by $0.2 million at December 31, 2000.

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

2000 Acquisitions
Significant 2000 acquisitions included the purchase of the remaining 35% interest in the Emerald Point multifamily community in Virginia Beach, VA and the acquisition of an interest in the Willow Grove Park Mall. The Company entered into an agreement giving it an interest in Willow Grove Park, a 979,000 square foot regional mall in Willow Grove, PA. Under the agreement, the Company is responsible for the expansion of the property to include a new Macy's store and decked parking. The expected cost of the expansion is approximately $15 million and is scheduled to be completed in the Fall of 2001. Upon the successful completion of the expansion, the Company will contribute the expansion asset to the Joint Venture in return for a subordinated 50% general partnership interest.

1999 Acquisitions
Significant 1999 acquisitions included the purchase of land for three development properties: Creekview Shopping Center, a 379,000 square-foot power center in Warrington, PA; Metroplex Shopping Center, a 778,000 square-foot power center in Plymouth Meeting, PA; and Paxton Towne Centre, a 569,000 square-foot power center in Harrisburg, PA. Other acquisitions during 1999 included the Home Depot at the Northeast Tower Center in Philadelphia, PA and Florence Commons, a 197,000 square-foot strip center adjacent to Magnolia Mall in Florence, SC. On December 15, 1999, the Company also acquired an additional 10% interest (giving it a 60% total interest) in Rio Mall, a 166,000 square-foot strip center in Rio Grande, NJ.

Dispositions
Consistent with management's stated long-term strategic plan to review and evaluate all joint venture real estate holdings and non-core properties, during 1999 and 2000 the Company sold its interests in four properties. The four properties sold in 2000 were CVS warehouse and distribution center in Alexandria, VA; Valleyview Shopping Center in Wilmington, DE; Forestville Shopping Center in Forestville, MD and the Company's 50% interest in Park Plaza Shopping Center in Pinellas Park, FL. The four properties sold in 1999 were 135 Commerce Drive, a 141,000 square-foot warehouse in Fort Washington, PA; 54 acres of undeveloped land in Rancocas, NJ; 14 acres of undeveloped land in Coral Springs, FL; and 22 acres of undeveloped land in Elizabethtown, PA. In 1999 the Company also sold surplus land at Crest Plaza in Allentown, PA. The combined cash proceeds of $23.0 million and $6.6 million in 2000 and 1999, respectively, were applied to reduce outstanding borrowings under the Company's then outstanding credit facility.

Development, Expansions and Renovations
The Company is involved in a number of development and redevelopment projects, which may require equity funding by the Company or third-party debt or equity financing (see Note 9 to the Consolidated Financial Statements). In each case, the Company will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects.

                                                                                                           Capital Resources
                                                                                                 -----------------------------------
Acquisition Property                   Property        Property Location                                      New/Assumed
       Date Name                       Type            City               State  Purchase Price  Credit Facility     Debt   OP Units
------------------------------------------------------------------------------------------------------------------------------------
 1/03/00    Emerald Point              Multifamily     Virginia Beach     VA     $11,000         $ 5,350           $ 5,650   $    --
 2/28/00    Willow Grove Park          Enclosed Mall   Willow Grove       PA     $    --(1)      $    --           $    --   $    --
                                                                                 ---------------------------------------------------
            Total Completed 2000 Acquisitions                                    $11,000         $ 5,350           $ 5,650   $    --
                                                                                 ===================================================

 1/12/99    Creekview Shopping Center  Power Center     Warrington        PA     $ 1,380         $ 1,380           $    --   $    --
  4/1/99    Northeast Tower Center
            (Home Depot)               Power Center     Philadelphia      PA      13,500              --            12,500     1,000
  6/8/99    Metroplex Shopping Center  Power Center     Plymouth Meeting  PA       9,880              --             9,880        --
 6/25/99    Paxton Towne Centre        Power Center     Harrisburg        PA      20,000          20,000                --        --
12/15/99    Florence Commons           Shopping Center  Florence          SC       6,417           6,417                --        --
12/15/99    Rio Mall                   Shopping Center  Rio Grande        NJ         260             260                --        --
                                                                                 ---------------------------------------------------
            Total Completed 1999 Acquisitions                                    $51,437         $28,057           $22,380    $1,000
                                                                                 ===================================================

   (1)The Company is required to make certain investments, including the funding of an expansion to the mall. The Company incurred nominal costs at the acquisition date. The total cost to the Company will be determined upon the completion of the expansion.

Year Ended December 31, 2000 compared with Year Ended December 31, 1999

Net income increased 56% to $32.2 million in 2000 from $20.7 million for 1999. In 2000, net gains on the sales of interests in real estate were $10.3 million as compared to $1.8 million in 1999. In 2000, gains were recognized from the sale of a 50% interest in Park Plaza Shopping Center, Pinellas, FL; the sale of a CVS Warehouse and Distribution Center in Alexandria, VA; and the sale of Valleyview Shopping Center, Wilmington, DE. In addition, Forestville Shopping Center, Forestville, MD, was sold for a loss, which had been previously reserved. In 1999, gains were recognized from the sales of interests in 135 Commerce Drive, Fort Washington, PA and undeveloped land in Rancocas, NJ; Coral Springs, FL; Elizabethtown, PA and Allentown, PA.

Gross revenues from real estate increased by $11.3 million or 12.6% to $100.5 million for the year ended December 31, 2000, as compared to the year ended December 31, 1999. Retail property revenues increased by $5.9 million. Of this amount $2.6 million is attributable to 1999 acquisitions and properties under development in 1999 now placed in service. In addition, $1.6 million in termination fees were received during the 2000 period. The remaining $1.7 million represents a $2.0 million increase for properties owned during both periods due to increased tenant leasing activities, offset by a decrease of $0.3 million due to the sale of Forestville Shopping Center. Multifamily property revenues increased by $2.2 million for properties owned during both periods due to rental rate increases and higher occupancy rates. Industrial property revenues increased by $3.2 million primarily due to the $4.0 million CVS lease termination fee, offset by a decrease in rents of $0.8 million due to the CVS lease termination.

In 2000, property operating expenses increased by $0.9 million to $32.7 million. Retail property operating expenses increased by $0.2 million with a $0.4 million increase attributable to 1999 acquisitions and properties under development in 1999 now placed in service, offset by operating expenses for properties owned during both periods, which decreased by $0.2 million due to the recovery of tenant receivable amounts previously reserved. Multifamily operating expenses increased by $0.7 million due to increased repairs and maintenance, payroll and bad debt costs.

In 2000, depreciation and amortization increased by $2.0 million to $16.2 million. Retail property depreciation increased by $0.4 million, of which $0.6 million is the result of 1999 acquisitions and the new development properties placed in service. Retail depreciation decreased by $0.2 million for properties owned during both periods because of the property dispositions in 1999 and 2000 noted above. Multifamily depreciation increased by $1.6 million for properties owned during both periods due to a higher asset base.

In 2000, interest expense increased by $1.6 million to $23.4 million. Interest expense incurred on the newly placed multifamily mortgages resulted in a $1.7 million increase. Retail property interest expense increased by $0.6 million primarily attributable to 1999 properties under development now placed in service. Interest expense on the Credit Facility decreased by $0.7 million because increased development activity in 2000 allowed the Company to capitalize a greater portion of Credit Facility interest.

Equity in income of partnerships and joint ventures increased by $1.2 million to $7.4 million primarily attributable to increased income from Whitehall Mall which was under redevelopment in 1999.

Equity in net loss of PREIT-RUBIN, Inc. for the 2000 period was $6.3 million compared with $4.0 million for the 1999 period. The $2.3 million increase in the equity in net loss was primarily due to decreases in non-recurring brokerage commissions of $1.2 million, management fees of $1.0 million, publication fees of $0.4 million and depreciation and amortization expense of $0.2 million, offset by decreased operating expenses of $0.5 million due to a $0.3 million decrease in publication costs and a $0.2 million decrease in professional services.

Gains from the sale of interests in real estate were $10.3 million and $1.8 million for 2000 and 1999, respectively. The 2000 period reflects a gain on the sale of interest in Park Plaza Shopping Center in Pinellas Park, FL; the CVS Warehouse and Distribution Center in Alexandria, VA and the Valleyview Shopping Center in Wilmington, DE. The 1999 period includes gains on the sale of interests in 135 Commerce Drive, Fort Washington, PA and an undeveloped land parcel at Crest Plaza in Allentown, PA.

Minority interest in the operating partnership increased $1.7 million to $3.8 million primarily as a result of increased earnings and 167,500 additional contingent OP units earned under the Contribution Agreement related to the acquisition of The Rubin Organization in 1997.

Year Ended December 31, 1999 compared with Year Ended December 31, 1998

Net income for the year ended December 31, 1999, decreased 11% to $20.7 million from $23.2 million for 1998. In 1999, net gains on the sales of interests in real estate were $1.8 million as compared to $3.0 million in 1998. In 1999, gains were recognized from the sales of interests in 135 Commerce Drive, Fort Washington, PA and undeveloped land in Rancocas, NJ, Coral Springs, FL, Elizabethtown, PA and Allentown, PA. In 1998, gains resulted from sales of the Company's interests in Punta Gorda Mall, Punta Gorda, FL; Ormond Beach Mall, Daytona Beach, FL and Charter Pointe Apartments in Altamonte Springs, FL.

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

In 1999, interest expense increased by $11.2 million to $21.8 million. Interest expense attributable to mortgaged properties increased by $10.9 million due to the 1998 acquisitions ($5.6 million) and the refinancing of multifamily properties in the second quarter of 1999 ($5.3 million). Interest expense incurred against the Company's then outstanding credit facility increased by $0.3 million.

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

FUNDS FROM OPERATIONS
The Company computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

Funds from operations increased 17.8% to $45.8 million for the year ended December 31, 2000, as compared to $38.9 million in 1999. The increase was primarily due to an improvement in net operating income from same store retail and residential properties and newly acquired properties in 2000 and 1999.

Capital Expenditures
During 2000, the Company expended $4.1 million for capital expenditures; $3.5 million ($497 per unit owned adjusted for partnership interests) for multifamily communities and $0.6 million for shopping centers. The Company's policy is to capitalize expenditures for floor coverings, appliances and major exterior preparation and painting for apartments. During the year, $1.5 million ($216 per unit owned) was expended for floor covering and $0.6 million ($77 per unit owned) for appliances.

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

Seasonality
Shopping center leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, in the December holiday season.

Inflation
Inflation can have many effects on the financial performance of the Company. Shopping center leases often provide for the payment of rents based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on the Company. Apartment leases are normally for a one-year term, which may allow the Company to seek increased rents as leases are renewed or when new tenants are obtained.

Forward-Looking Statements
The matters discussed in this report, as well as news releases issued from time to time by the Company use forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning the Company's continuing dividend levels, planned acquisition, development and divestiture activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, availability of adequate funds at reasonable cost, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         See Item 7 under the heading "Financial Instruments Sensitivity Analysis" for a discussion of our market risk.

Item 8. Financial Statements and Supplementary Data

         Our consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998, and the notes thereto, and the report of independent public accountants thereon, and our summary of unaudited quarterly financial information for the years ended December 31, 2000 and 1999, and the financial statement schedules are set forth on pages F-1 through F-25 of this report.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Trustees and Executive Officers of the Trust.

         The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2001, and thus we have omitted the Item in accordance with General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2001, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2001, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2001, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

         (1)      Financial Statements

                  Report of Independent Public Accountants                                            F-1

                  Consolidated Balance Sheets as of December 31, 2000 and 1999                        F-2

                  Consolidated Statements of Income and Shareholders' Equity for
                  the calendar years ended December 31, 2000, 1999 and 1998                           F-3

                  Consolidated Statements of Cash Flows for the calendar years
                  ended December 31, 2000, 1999 and 1998                                              F-4

                  Notes to Consolidated Financial Statements                                          F-5 - F-23

         (2)      Financial Statement Schedules

                  II    -  Valuation and Qualifying Accounts                                          F-24
                  III   -  Real Estate and Accumulated Depreciation                                   F-24 - F-25

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

+10.1 Employment Agreement, dated as of January 1, 1990, between the Trust and Sylvan M. Cohen, filed as exhibit 10.1 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1990, incorporated herein by reference.

+10.2 Second Amendment to Employment Agreement, dated as of September 29, 1997, between the Trust and Sylvan M. Cohen, filed as exhibit 10.36 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.3 Trust's 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit "A" to the Trust's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

+10.4 Trust's Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.5 Amendment No. 2 to the Trust's 1990 Stock Option Plan for Non-Employee Trustees, filed as exhibit 10.9 to the Trust's annual Report on Form 10-K for the fiscal year ended December 31, 2000, is incorporated herein by reference.

+10.6 Employment Agreement dated as of December 14, 1993 between the Trust and Jonathan B. Weller, filed as exhibit 10.10 to the Trust's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, is incorporated herein by reference.

10.7 The Trust's Amended Incentive and Non Qualified Stock Option Plan, filed as exhibit A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

10.8 Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of the Trust, filed as exhibit 10.40 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.9 Amendment No. 1 to the Trust's 1990 Incentive and Non-Qualified Stock Option Plan, filed as exhibit 10.16 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated hereby by reference.

+10.10 The Trust's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as exhibit B to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, as incorporated herein by reference.

+10.11 Employment Agreement dated as of January 1, 1997 between the Trust and Jeffrey Linn filed as exhibit 10.16 to the Trust's Annual Report on Form 10-K on November 28, 1997, is incorporated herein by reference.

10.12 PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between the Trust and PREIT Associates, L.P., filed as exhibit 10.15 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.13 Declaration of Trust, dated June 19, 1997, by Trust, as grantor, and Trust, as initial trustee, filed as exhibit 10.16 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.14 TRO Contribution Agreement, dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., and the persons and entities named therein, filed as exhibit 10.17 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.15 First Amendment to TRO Contribution Agreement, dated September 30, 1997, filed as exhibit 10.18 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.16 Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as exhibit 10.19 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.17 First Amendment to Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as exhibit 10.20 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.18 Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 10.22 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.19 First Amendment to Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of December 23, 1998, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 2.2 to the Trust's Current Report on Form 8-K dated January 7, 1999, is incorporated herein by reference.

10.20 Contribution Agreement (relating to the pre-development properties named therein), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., and TRO Predevelopment, LLC, filed as exhibit 10.23 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.21 First Amendment to Contribution Agreement (relating to the pre-development properties), dated September 30, 1997, filed as exhibit
         10.24 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.22 First Refusal Rights Agreement, effective as of September 30, 1997, by Pan American Associates, its partners and all persons having an interest in such partners with and for the benefit of PREIT Associates, L.P., filed as exhibit 10.25 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.23 Contribution Agreement among the Woods Associates, a Pennsylvania limited partnership, certain general, limited and special limited partners thereof, PREIT Associates, L.P., a Delaware limited partnership, and the Trust dated as of July 24, 1998, as amended by Amendment #1 to the Contribution Agreement, dated as of August 7, 1998, filed as exhibit 2.1 to the Trust's Current Report on Form 8-K dated August 7, 1998, is incorporated herein by reference.

10.24 Purchase and Sale and Contribution Agreement dated as of September 17, 1998 by and among Edgewater Associates #3 Limited Partnership, an Illinois Limited partnership, Equity-Prince George's Plaza, Inc., an Illinois corporation, PREIT Associates, L.P., a Delaware limited partnership and PR PGPlaza LLC, a Delaware limited liability company, filed as exhibit 2.1 to the Trust's Current Report on Form 8-K dated September 17, 1998 is incorporated herein by reference.

10.25 Purchase and Sale Agreement dated as of July 24, 1998 by and between Oaklands Limited Partnership, a Pennsylvania limited partnership, and PREIT Associates, L.P. a Delaware limited partnership, filed as exhibit
         2.1 to the Trust's Current Repot on Form 8-K dated August 27, 1998 is incorporated herein by reference.

10.26 Registration Rights Agreement, dated as of September 30, 1997, among the Trust and the persons listed on Schedule A thereto, filed as exhibit 10.30 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.27 Registration Rights Agreement, dated as of September 30, 1997, between the Trust and Florence Mall Partners, filed as exhibit 10.31 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.28 Letter Agreement, dated March 26, 1996, by and among The Goldenberg Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth Goldenberg, filed as exhibit 10.32 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.29 Letter Agreement dated July 30, 1997, by and between The Goldenberg Group and Ronald Rubin, filed as exhibit 10.33 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.30 Employment Agreement, dated September 30, 1997, between the Trust and Ronald Rubin, filed as exhibit 10.34 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.31 Employment Agreement, effective January 1, 1999, between the Trust and Edward Glickman.

+10.32   Trust Incentive Bonus Plan, effective as of January 1, 1998, filed as exhibit 10.37 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.33 PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as exhibit 10.38 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.34 PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.35 1997 Stock Option Plan, filed as exhibit 10.41 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.36   Amendment No. 1 to the Trust's 1997 Stock Option Plan, filed as Exhibit
         10.48 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.37 The Trust's Special Committee of the Board of Trustees' Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

+10.38   The Trust's 1998 Non-Qualified Employee Share Purchase Plan, filed as exhibit 4 to the Trust's Form S-3 dated January 6, 1999, is incorporated herein by reference.

+10.39 Amendment No. 1 to the Trust's Non-Qualified Employee Share Purchase Plan, filed as exhibit 10.52 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.40   The Trust's 1998 Qualified Employee Share Purchase Plan, filed as exhibit 4 to the Trust's Form S-8 dated December 30, 1998, is incorporated herein by reference.

+10.41 Amendment No. 1 to the Trust's Qualified Employee Share Purchase Plan, filed as exhibit 10.54 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.42 PREIT-RUBIN Inc. 1998 Stock Option Plan, filed as Exhibit 4 to the Trust's Form S-3 dated March 19, 1999, is incorporated herein by reference.

+10.43 Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as exhibit 10.56 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

10.44 Promissory Note, dated April 13, 1999, by and between the Registrant and GMAC Commercial Mortgage Corporation, a California corporation ("GMAC"), filed as exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.45 Mortgage and Security Agreement, dated April 13, 1999, by and between the Registrant and GMAC, filed as exhibit 10.2 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.46 Promissory Note, dated April 13, 1999, by and between PR Marylander LLC, a Delaware limited liability company ("PR Maryland"), and GMAC, filed as exhibit 10.3 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.47 Indemnity Deed of Trust and Security Agreement, dated April 13, 1999, by and between PR Marylander and GMAC, filed as exhibit 10.4 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.48 Indemnity Deed of Trust and Security Agreement, dated April 13, 1999, by and between PR Kenwood Gardens LLC, a Delaware limited liability company ("PR Kenwood Gardens"), and GMAC, filed as exhibit 10.5 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.49 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Kenwood Gardens and GMAC, filed as exhibit 10.6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.50 Promissory Note, dated April 13, 1999, by and between GP Stones Limited Partnership, a Florida limited partnership ("GP Stones"), and GMAC, filed as exhibit 10.7 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.51 Mortgage and Security Agreement, dated April 13, 1999, by and between GP Stones and GMAC, filed as exhibit 10.8 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.52 Promissory Note, dated April 13, 1999, by and between PR Boca Palms LLC, a Delaware limited liability company ("PR Boca Palms"), and GMAC, filed as exhibit 10.9 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.53 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Boca Palms and GMAC, filed as exhibit 10.10 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.54 Promissory Note, dated April 13, 1999, by and between PR Pembroke LLC, a Delaware limited liability company ("PR Pembroke"), and GMAC, filed as exhibit 10.11 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.55 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Pembroke and GMAC, filed as exhibit 10.12 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.56 Promissory Note, dated April 13, 1999, by and between PR Hidden Lakes LLC, a Delaware limited liability company ("PR Hidden Lakes"), and GMAC, filed as exhibit 10.13 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.57 Mortgage and Security Agreement, dated April 13, 1999, by and between PR Hidden Lakes and GMAC, filed as exhibit 10.14 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.58 Promissory Note, dated April 13, 1999, by and between PREIT Associates L.P., a Delaware limited partnership ("PREIT Associates"), and GMAC, filed as exhibit 10.15 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.59 Mortgage and Security Agreement, dated April 13, 1999, by and between PREIT Associates and GMAC, filed as exhibit 10.16 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

+10.60 The Trust's 1999 Equity Incentive Plan, filed as Appendix A to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

10.61 Credit Agreement, dated as of December 28, 2000, among PREIT Associates, the Trust, each Subsidiary Borrower (as defined therein) and the leading institution named therein, filed as exhibit 10.67 to the Trust's Current Report on Form 8-K filed on January 5, 2001, is incorporated herein by reference.

10.62 Form of Revolving Note, dated December 28, 2000, filed as exhibit 10.68 to the Trust's Current Report on Form 8-K filed on January 5, 2001, is incorporated herein by reference.

10.63 Swingline Note, dated December 28, 2000, filed as exhibit 10.69 to the Trust's Current Report on Form 8-K filed on January 5, 2001, is incorporated herein by reference.

10.64 Guaranty, dated as of December 28, 2000, executed by the Trust and certain direct or indirect subsidiaries of the Trust, filed as exhibit
         10.70 to the Trust's Current Report on Form 8-K filed on January 5, 2001, is incorporated herein by reference.

+10.65 Employment Agreement, dated as of September 30, 1997, between PREIT-RUBIN and David J. Bryant.

+10.66 Employment Agreement, dated January 1, 1998, between the Trust and Raymond J. Trost.

+10.67 Amendment No. 1 dated January 11, 2001, to Employment Agreement, dated January 1, 1998, between the Trust and Raymond J. Trost.

21       Listing of subsidiaries

23       Consent of Arthur Andersen LLP (Independent Public Accountants of the
         Company).


+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b) Report on Form 8-K.

    On November 8, 2000, PREIT filed a Current Report on Form 8-K reporting that its Board of Trustees approved an increase in its quarterly cash dividends.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


Date:  March 30, 2001         By: /s/ Jonathan B. Weller
                                  -------------------------------------
                                  Jonathan B. Weller
                                  President and Chief Operating Officer


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

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Name                                          Capacity                                   Date
         ----                                          --------                                   ----
/s/ Sylvan M. Cohen                         Chairman and Trustee                               March 30, 2001
------------------------
Sylvan M. Cohen

/s/ Ronald Rubin                            Chief Executive Officer and                        March 30, 2001
------------------------                    Trustee
Ronald Rubin

/s/ Jonathan B. Weller                      President, Chief Operating Officer                 March 30, 2001
------------------------                    and Trustee
Jonathan B. Weller

/s/ George Rubin                            Trustee                                            March 30, 2001
------------------------
George Rubin

/s/ William R. Dimeling                     Trustee                                            March 30, 2001
------------------------
William R. Dimeling

/s/ Lee Javitch                             Trustee                                            March 30, 2001
------------------------
Lee Javitch

/s/ Leonard I. Korman                       Trustee                                            March 30, 2001
------------------------
Leonard I. Korman

                                            Trustee
------------------------
Jeffrey P. Orleans

/s/Rosemarie B. Greco                       Trustee                                            March 30, 2001
------------------------
Rosemarie B. Greco

/s/ Edward Glickman                         Executive Vice President and Chief                 March 30, 2001
------------------------                    Financial Officer (principal
Edward Glickman                             financial officer)


/s/ David J. Bryant                         Senior Vice President - Finance                    March 30, 2001
------------------------                    and Treasurer (principal accounting
David J. Bryant                             officer)

Report of Independent Public Accountants

To the Shareholders and Trustees of
Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania Business Trust) and Subsidiaries as of December 31, 2000 and December 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements for Lehigh Valley Mall Associates, a partnership in which the Company has a 50% interest, which is reflected in the accompanying financial statements using the equity method of accounting. The equity in net income of Lehigh Valley Mall Associates represents 10%, 15%, and 12% of net income for the years ended December 31, 2000, 1999, and 1998, respectively. The financial statements of Lehigh Valley Mall Associates were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Lehigh Valley Mall Associates, is based solely on the report of the other auditors.

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

In our opinion, based upon our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pennsylvania Real Estate Investment Trust and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to the financial statement schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                           Arthur Andersen LLP
Philadelphia, Pennsylvania
February 23, 2001

CONSOLIDATED BALANCE SHEETS
                                                      As of 12/31 As of 12/31
Thousands of dollars, except per share amounts               2000        1999

Assets
Investments in real estate, at cost:
   Multifamily properties                                $249,349    $236,859
   Retail properties                                      328,637     294,945
   Industrial properties                                    2,504       5,078
   Land and properties under development                   31,776      40,639
                                                         --------------------
       Total investments in real estate                   612,266     577,521
   Less: Accumulated depreciation                          95,026      84,577
                                                         --------------------
                                                          517,240     492,944
Investment in and advances to PREIT-RUBIN, Inc.             8,739      10,088
Investments in and advances to partnerships and joint
 ventures, at equity                                       21,470      17,912
                                                         --------------------
                                                          547,449     520,944
   Less: Allowance for possible losses                         93         528
                                                         --------------------
                                                          547,356     520,416
Other assets:
   Cash and cash equivalents                                6,091       7,165
   Rents and sundry receivables (net of allowance for
     doubtful accounts of $733 and $582, respectively)      7,508       6,210
   Deferred costs, prepaid real estate taxes
     and expenses, net                                     15,615      13,799
                                                         --------------------
                                                         $576,570    $547,590
                                                         ====================

Liabilities and Shareholders' Equity
Mortgage notes payable                                   $247,449    $266,830
Bank loan payable                                         110,300      91,000
Construction loan payable                                  24,647       6,804
Tenants' deposits and deferred rents                        3,118       2,291
Accrued pension and retirement benefits                       992         952
Accrued expenses and other liabilities                     16,392      13,812
                                                         --------------------
                                                          402,898     381,689
                                                         --------------------
Minority interest                                          29,766      32,489
                                                         --------------------

Commitments and contingencies (Note 9)
Shareholders' equity:
   Shares of beneficial interest, $1 par; authorized
     unlimited; issued and outstanding 13,628 and
     13,338 at December 31, 2000 and 1999,
     respectively                                          13,628      13,338
Capital contributed in excess of par                      151,117     145,697
Deferred compensation                                      (1,812)         --
Distributions in excess of net income                     (19,027)    (25,623)
                                                         --------------------
Total shareholders' equity                                143,906     133,412
                                                         --------------------
                                                         $576,570    $547,590
                                                         ====================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended 12/31   Year Ended 12/31   Year Ended 12/31
Thousands of dollars, except per share results               2000               1999               1998
Revenues
   Gross revenues from real estate                       $100,471            $89,220            $61,745
   Interest and other income                                1,385              1,144                650
                                                         ----------------------------------------------
                                                          101,856             90,364             62,395
                                                         ----------------------------------------------
Expenses
   Property operating expenses                             32,675             31,783             22,519
   Depreciation and amortization                           16,155             14,223              9,406
   General and administrative expenses                      4,953              3,560              3,351
   Interest expense                                        23,392             21,842             10,591
                                                         ----------------------------------------------
                                                           77,175             71,408             45,867
                                                         ----------------------------------------------
   Income before equity in unconsolidated entities, gains
     on sales of interests in real estate, minority interest
     and extraordinary item                                24,681             18,956             16,528
Equity in loss of PREIT-RUBIN, Inc.                        (6,307)            (4,036)              (678)
Equity in income of partnerships and joint ventures         7,366              6,178              5,985
Gains on sales of interests in real estate                 10,298              1,763              3,043
                                                         ----------------------------------------------
Income before minority interest and extraordinary item     36,038             22,861             24,878
Minority interest                                          (3,784)            (2,122)            (1,423)
                                                         ----------------------------------------------
Income before extraordinary item                           32,254             20,739             23,455
Extraordinary item-loss on early extinguishment of debt        --                 --               (270)
                                                         ----------------------------------------------
Net Income                                                $32,254            $20,739            $23,185
                                                         ==============================================
Net income per share:
   Basic                                                    $2.41              $1.56              $1.74
                                                         ==============================================
   Diluted                                                  $2.41              $1.56              $1.74
                                                         ==============================================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999 and 1998
Thousands of dollars                         Shares of Beneficial   Capital Contributed        Deferred    Distributions in Excess
                                                  Interest $1 Par      in Excess of Par    Compensation                 Net Income
Balance, January 1, 1998                                  $13,289              $144,746         $    --                   $(19,505)
   Net income                                                  --                    --              --                     23,185
   Shares issued upon exercise of options                      11                   196              --                         --
   Option sold to PREIT-RUBIN, Inc.                            --                   161              --                         --
   Distributions paid to shareholders
    ($1.88 per share)                                          --                    --              --                    (25,001)
                                                          ------------------------------------------------------------------------
Balance, December 31, 1998                                 13,300               145,103              --                    (21,321)
   Net income                                                  --                    --              --                     20,739
   Shares issued under the employees' share
    purchase plans                                             23                   270              --                         --
   Shares issued upon conversion of operating
    partnership units                                          15                   324              --                         --
   Distributions paid to shareholders
    ($1.88 per share)                                          --                    --              --                    (25,041)
                                                          ------------------------------------------------------------------------
Balance, December 31, 1999                                 13,338               145,697              --                    (25,623)
   Net income                                                  --                    --              --                     32,254
   Shares issued upon exercise of options                      13                   211              --                         --
   Shares issued upon conversion of
    operating partnership units                               116                 2,588              --                         --
   Shares issued under the employees' share
    purchase plans                                             43                   601              --                         --
   Shares issued under equity incentive plan                  118                 2,020          (2,162)                        --
   Amortization of deferred compensation                       --                    --             350                         --
   Distributions paid to shareholders
    ($1.92 per share)                                          --                    --              --                    (25,658)
                                                          ------------------------------------------------------------------------
Balance, December 31, 2000                                $13,628              $151,117         $(1,812)                  $(19,027)
                                                          ========================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended 12/31      Year Ended 12/31    Year Ended 12/31
Thousands of dollars                                         2000                  1999                1998
Cash Flows from Operating Activities:
Net income                                                $32,254               $20,739             $23,185
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Minority interest, net of distributions                    667                    --                  --
   Depreciation and amortization                           16,155                14,223               9,406
   Provision for doubtful accounts                            151                   210                 194
   Gains on sales of interests in real estate             (10,298)               (1,763)             (3,043)
   Loss on early extinguishment of debt                        --                    --                 270
   Equity in loss of PREIT-RUBIN, Inc.                      6,307                 4,036                 678
   Decrease in allowance for possible losses                   --                   (98)               (197)
   Change in assets and liabilities,
     net of effects from acquisitions:
     Net change in other assets                            (2,750)               (8,386)             (6,271)
     Net change in other liabilities                        1,637                   476               7,080
                                                           ------------------------------------------------
Net cash provided by operating activities                  44,123                29,437              31,302
                                                           ------------------------------------------------
Cash Flows from Investing Activities:
Net investments in wholly-owned real estate               (24,886)              (36,971)           (150,793)
Investments in property under development                 (25,657)              (26,802)             (5,917)
Investments in partnerships and joint ventures             (5,093)               (8,299)            (15,030)
Investments in and advances to PREIT-RUBIN, Inc.           (5,036)               (2,126)             (1,330)
Cash distributions from partnerships and joint
   ventures in excess of equity in income                   1,338                 3,789              10,328
Cash proceeds from sales of interests in partnerships       2,940                 1,491               3,008
Cash proceeds from sales of wholly-owned real estate       20,044                 4,045                  --
                                                           ------------------------------------------------
Net cash used in investing activities                     (36,350)              (64,873)           (159,734)
                                                           ------------------------------------------------
Cash Flows from Financing Activities:
Principal installments on mortgage notes payable           (4,440)               (3,672)             (1,518)
Proceeds from mortgage notes payable                           --               120,500              68,314
Proceeds from construction loan payable                    17,843                 6,804                  --
Repayment of mortgage notes payable                       (14,942)              (17,000)            (33,680)
Net (payment) borrowing from revolving credit facility     19,300               (47,873)            127,706
Payment of deferred financing costs                        (1,594)               (1,438)             (1,076)
Shares of beneficial interest issued                          644                   293                 206
Distributions paid to shareholders                        (25,658)              (25,041)            (25,001)
Distributions paid to OP unit holders and minority partners,
   in excess of minority interest                              --                  (789)               (121)
                                                           ------------------------------------------------
Net cash (used in) provided by financing activities        (8,847)               31,784             134,830
                                                           ------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (1,074)               (3,652)              6,398
Cash and cash equivalents, beginning of period              7,165                10,817               4,419
                                                           ------------------------------------------------
Cash and cash equivalents, end of period                   $6,091                $7,165             $10,817
                                                           ================================================


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998
(Thousands of dollars, except per share results, unless otherwise noted)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Pennsylvania Real Estate Investment Trust, a Pennsylvania Business Trust (collectively with its subsidiaries, the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") which acquires, rehabilitates, develops, and operates retail and multifamily properties. Substantially all of the Company's properties are located in the Eastern United States, with concentrations in the Mid-Atlantic states and in Florida.

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2000, the Company held an 89.5% interest in the Operating Partnership.

Pursuant to the terms of the partnership agreement, each of the other limited partners of the Operating Partnership has the right to convert his/her interest in the Operating Partnership into shares of beneficial interest or cash, at the election of the Company on a one for one basis beginning one year following the respective issue date.

As of December 31, 2000, the Operating Partnership held a 95% economic interest in PREIT-RUBIN, Inc. (the "Management Company") through its ownership of 95% of the Management Company's stock, which represented all of the nonvoting common stock of the Management Company.

Effective January 1, 2001, in exchange for Company shares valued at approximately $0.5 million, the Operating Partnership acquired the 5% minority interest representing all of the voting common stock in the Management Company, which is now 100% owned by the Operating Partnership. Also effective January 1, 2001, the Management Company was converted to a Taxable REIT Subsidiary, as defined under the Internal Revenue Code. As a Taxable REIT Subsidiary, the Management Company is able to pursue certain business opportunities not previously available under the rules governing REITs.

Consolidation
The Company consolidates its accounts and the accounts of the Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in Management Company
The Company's investment in the Management Company is accounted for using the equity method through December 31, 2000. Effective January 1, 2001, the Management Company will be consolidated with the Company. See Notes 3 and 10 for further discussion. The excess of the Company's investment over the underlying equity in the net assets of the Management Company ($6,682 at December 31, 2000) is being amortized over 35 years.

Partnership and Joint Venture Investments
The Company accounts for its investment in partnerships and joint ventures which it does not control using the equity method of accounting. These investments, which represent 0.01% (See Note 10) to 70% noncontrolling ownership interests, are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income and cash contributions and distributions.

Statements of Cash Flows
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash paid for interest, net of amounts capitalized was $24,159, $22,101 and $10,146 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, cash and cash equivalents totaling $6,091 and $7,165, respectively included tenant escrow deposits of $1,165 and $724, respectively.

Capitalization of Costs
It is the Company's policy to capitalize interest and real estate taxes related to properties under development and to depreciate these costs over the life of the related assets in order to match revenues and expenses. These items are capitalized for income tax purposes and amortized or depreciated in accordance with the provisions of the Internal Revenue Code. For the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest and real estate taxes of $5,159, $2,311 and $1,578, respectively.

The Company capitalized as deferred costs certain expenditures related to the financing and leasing of certain properties. Capitalized loan fees are amortized over the term of the related loans and leasing commissions are amortized over the term of the related leases.

The Company capitalizes certain deposits associated with planned future purchases of real estate. These deposits are transferred to the properties upon consummation of the transaction.

Depreciation
The Company, for financial reporting purposes, depreciates its buildings, equipment and leasehold improvements over their estimated useful lives of 10 to 50 years, using the straight-line method of depreciation. For federal income tax purposes, the Company currently uses the straight-line method of depreciation and the useful lives prescribed by the Internal Revenue Code. Depreciation expense was $15,389, $13,448 and $8,902 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Derivative Financial Instruments
The Company at times enters into interest rate swap and cap agreements in order to manage interest rate exposure on certain floating rate debt. When interest rates change, the differential to be paid or received is accrued as interest expense and is recognized over the life of the swap agreements. The costs of cap transactions are deferred and amortized over the contract period. The amortized costs of cap transactions and interest income and interest expense on swap transactions are included in interest expense.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company adopted this statement effective as of January 1, 2001. The impact of adopting this statement resulted in a decrease in other comprehensive income of approximately $0.6 million as of January 1, 2001. There was no impact on the Company's results of operations.

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

The Company is subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of the Company's ordinary income plus 95% of the Company's capital gain net income for the year plus 100% of any prior year shortfall over cash distributions during the year, as defined by the Internal Revenue Code. The Company has in the past distributed a substantial portion of its taxable income in the subsequent fiscal year and may also follow this policy in the future.

A provision for excise tax of $211 was recorded for the year ended December 31, 2000. No provision for excise tax was made for the years ended December 31, 1999 and 1998, as no tax was due.

The tax status of per share distributions paid to shareholders was composed of the following for the years ended December 31, 2000, 1999, and 1998:

                           Year Ended      Year Ended      Year Ended
                             12/31/00        12/31/99        12/31/98
Ordinary income               $  1.14         $  1.67         $  1.63
Capital gains                     .78             .21             .25
                           ------------------------------------------
                              $  1.92         $  1.88         $  1.88
                           ==========================================

The Management Company is subject to federal, state and local income taxes. The operating results of the Management Company include a provision or benefit for income taxes. Tax benefits are recorded by the Management Company to the extent realizable.

The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $609 million and $574 million at December 31, 2000 and 1999, respectively.

Fair Value of Financial Instruments
Carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and borrowings under the Credit Facility and the construction loan payable approximate fair value due to the nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures.

Revenue Recognition
Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. The straight-line rent adjustment increased revenue by approximately $1,218 in 2000, $731 in 1999, and $551 in 1998. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Percentage rents are recorded after annual tenant sales targets are met.

No tenant represented 10% or more of the Company's rental revenue in 2000, 1999 or 1998.

Comprehensive Income
Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 2000, 1999 and 1998.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current year presentation.

2. INVESTMENTS IN PARTNERSHIPS & JOINT VENTURES

The following table presents summarized financial information of the Company's equity investments in 16 partnerships and joint ventures as of December 31, 2000 and 1999, including 3 properties with development activity.

                                                       Year Ended    Year Ended
                                                         12/31/00      12/31/99
Assets
Investments in real estate, at cost:
   Multifamily properties                               $  57,200     $  56,112
   Retail properties                                      410,745       212,238
   Properties under
     development                                           28,477        38,766
                                                        -----------------------
   Total investments in
     real estate                                          496,422       307,116
Less: Accumulated
     depreciation                                          78,025        70,520
                                                        -----------------------
                                                          418,397       236,596
Cash and cash equivalents                                   5,788         7,952
Deferred costs, prepaid real
  estate taxes and other, net                              56,012        43,677
                                                        -----------------------
   Total assets                                           480,197       288,225
                                                        -----------------------
Liabilities and Partners' Equity
Mortgage notes payable                                    327,684       231,611
Construction loans payable                                 61,857        22,298
Other liabilities                                          33,127        16,707
                                                        -----------------------
   Total liabilities                                      422,668       270,616
                                                        -----------------------
Net equity                                                 57,529        17,609
Less: Partners' share                                      36,578          (264)
                                                        -----------------------
                                                           20,951        17,873
                                                        -----------------------
Advances                                                      519            39
                                                        -----------------------
Investment in and advances
   to partnerships and
   joint ventures                                       $  21,470     $  17,912
                                                        =======================

Mortgage notes payable, which are secured by 13 of the related properties, are due in installments over various terms extending to the year 2016 with interest rates ranging from 6.40% to 8.39% with an average interest rate of 7.52% at December 31, 2000. Principal payments are due as follows:

Year Ended 12/31
2001                                                   $    4,712
2002                                                        5,204
2003                                                       26,649
2004                                                        5,021
2005                                                        5,665
2006 and thereafter                                       280,433
                                                       ==========
                                                       $  327,684
                                                       ==========

The liability under each mortgage note is limited to the particular property except for a loan with a balance of $5,986 which is guaranteed by the partners of the respective partnerships, including the Company.

Also, the Company and its joint venture partner have jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at December 31, 2000 was $61,857 and the remaining commitment from the lender was $4,143 for a total credit line of $66,000. At December 31, 2000 this loan bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.0% or 8.65%. The loan matures in May 2001. The joint venture is pursuing long-term financing for the property.

The Company's investments in certain partnerships and joint ventures reflect cash distributions in excess of the Company's net investments totaling $2,099 and $2,065 as of December 31, 2000 and 1999, respectively.

The following table summarizes the Company's equity in income for the years ended December 31, 2000, 1999 and 1998.

                                                         Year Ended        Year Ended      Year Ended
                                                           12/31/00          12/31/99        12/31/98
Equity In Income of Partnerships and Joint Ventures
Gross revenues from real estate                           $  80,303          $ 58,817       $  57,792
                                                          -------------------------------------------
Expenses:
   Property operating expenses                               27,267            19,785          20,662
   Mortgage and bank loan interest                           25,477            17,475          16,647
   Depreciation and amortization                             12,436             9,131           8,348
                                                          -------------------------------------------
                                                             65,180            46,391          45,657
                                                          -------------------------------------------
                                                             15,123            12,426          12,135
Partners' share                                              (7,757)           (6,248)         (6,150)
                                                          -------------------------------------------
Equity in income of partnerships and joint ventures       $   7,366          $  6,178       $   5,985
                                                          ===========================================

The Company has a 50% partnership interest in Lehigh Valley Mall Associates which is included in the amounts above. Summarized financial information as of December 31, 2000, 1999 and 1998 for this investment, which is accounted for by the equity method, is as follows:

                                         Year Ended    Year Ended     Year Ended
                                           12/31/00      12/31/99       12/31/98
Total assets                              $  21,148     $  23,283      $  24,093
Mortgages payable                            50,596        51,518         52,369
Revenues                                     17,295        17,296         15,669
Property operating expenses                   5,888         6,057          5,074
Interest expense                              4,068         4,103          4,176
Net income                                    6,565         6,356          5,642
Equity in income of partnership               3,282         3,178          2,821

--------------------------------------------------------------------------------

3. INVESTMENT IN THE MANAGEMENT COMPANY

The Management Company is responsible for various activities, including management, leasing and real estate development of certain of the Company's properties and for properties on behalf of third parties. Total management fees paid by the Company's properties to the Management Company are included in property operating expenses in the accompanying consolidated statements of income and amounted to $862, $634 and $249 for the years ended December 31, 2000, 1999 and 1998. The Company's properties also paid leasing and development fees to the Management Company totaling $1,272, $477 and $1,100 for the years ended December 31, 2000, 1999 and 1998.

Leasing and development fees paid by the Company's properties to the Management Company are capitalized and amortized to expense in accordance with the Company's accounting policies as described in Note 1. Intercompany profits earned by the Management Company related to such activities are deferred and will be recognized as income over these same periods in order to match revenues and expenses.

In July 1998, the Management Company issued 134,500 non-qualified stock options to its employees ("PRI options") to purchase shares of beneficial interest in the Company at a price equal to fair market value of the shares ($23.85) on the grant date. The options vest in four equal annual installments commencing July 15, 1999. At the same time, the Company sold an option to the Management Company which will enable the Management Company to purchase an equal number of shares from the Company with the same terms and conditions as the PRI options. The purchase price for the options was determined based on the Black-Scholes option pricing model and was valued at $1.20 per option. There were no stock options issued in 1999 or 2000.

The Management Company also provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company and the Management Company have either direct or indirect ownership interests. Total revenues earned by the Management Company for such services were $3,158, $3,593 and $3,489 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, $661 and $988, respectively, was due from these affiliates. Of these amounts, approximately $490 and $988, respectively, were collected subsequent to December 31, 2000 and 1999. The remaining related party accounts receivable amounts of $171 are due by their terms in installments to be paid through 2010, plus interest, where applicable.

The Management Company also leases office space from an affiliate of certain officers of the Company and the Management Company. Total rent expense under this lease, which expires in 2010, was $700, $649 and $613 for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum rental payments under this lease are $706 per year from 2001 to 2010.

Summarized financial information for the Management Company as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                    Year Ended      Year Ended       Year Ended
                                      12/31/00        12/31/99         12/31/98
Total assets                         $   6,782       $   7,185        $  12,142
                                     ------------------------------------------
Management fees                      $   3,739       $   4,526        $   4,700
Leasing commissions                      4,113           5,312            8,183
Development fees                           617             691            1,539
Other revenues                           3,620           4,382            4,131
                                     ------------------------------------------
Total revenue                        $  12,089       $  14,911        $  18,553
                                     ==========================================
Net loss                             $  (6,624)      $  (4,237)       $    (707)
                                     ==========================================
Company's share of net loss          $  (6,307)      $  (4,036)       $    (678)
                                     ==========================================

4. MORTGAGE NOTES, BANK AND CONSTRUCTION LOANS PAYABLE

Mortgage Notes Payable
Mortgage notes payable which are secured by 18 of the Company's properties are due in installments over various terms extending to the year 2025 with interest at rates ranging from 5.90% to 9.50% with a weighted average interest rate of 7.45% at December 31, 2000. Principal payments are due as follows:

Year Ended 12/31

2001                                                       $4,466
2002                                                        4,769
2003                                                       11,122
2004                                                        5,103
2005                                                       17,991
2006 and thereafter                                       203,998
                                                         --------
                                                         $247,449
                                                         ========

The fair value of the mortgage notes payable was approximately $247,261 at December 31, 2000 based on year-end interest rates and market conditions.

Credit Facility
In December 2000, the Operating Partnership entered into a Credit Facility consisting of a $175 million three-year revolving credit facility (the "Revolving Facility") and a $75 million two-year construction finance facility (the "Construction Facility"). The obligations of the Operating Partnership under the Credit Facility are secured by a pool of properties and have been guaranteed by the Company.

The Credit Facility replaced a $150 million line of credit which had $110.3 million outstanding at its maturity in December 2000.

The Credit Facility bears interest at the London Interbank Offered Rate plus margins ranging from 1.3% to 1.8%, depending on the Company's consolidated Leverage Ratio, as defined by the Credit Facility.

The Credit Facility is secured by 10 of the Company's existing retail and industrial properties. The facility contains covenants and agreements which affect, among other things, the amount of permissible borrowings and other liabilities of the Company. The initial term of the Revolving Facility may be extended for an additional year on the lenders' approval or, alternatively, may be converted by the Company into a two-year amortizing term loan at the beginning of the third year. In addition, properties financed under the Construction Facility may join the collateral pool for the Revolving Facility upon their completion.

As of December 31, 2000, the Operating Partnership had $110.3 million outstanding on the Revolving Facility. The weighted average interest rate based on amounts borrowed on the Company's credit facilities (old and new) was 8.22%, 6.95% and 7.06% for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average interest rate at December 31, 2000 was 8.45%.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of EBITDA to Debt Service and Interest expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at December 31, 2000; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of December 31, 2000, the Company was in compliance with all debt covenants.

The Company has limited its exposure to increases in LIBOR on a total of $95 million of its floating rate debt by entering into three swap agreements versus 30-day LIBOR as follows:

Notional Amount         Fixed Interest Rate                  Maturity Date
$20 million             6.12%                                June 2001
$20 million             6.02%                                December 2003
$55 million             6.00%                                December 2003

For the Company to terminate the swap agreements referred to above, the cost to the Company at December 31, 2000 would have been approximately $0.6 million.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to the swap agreements; however, the Company does not anticipate nonperformance by the counterparties.

During the calendar year ended December 31, 1998, the Company incurred a prepayment penalty of $0.3 million in connection with a mortgage refinancing. This amount has been reflected as an extraordinary item in the accompanying consolidated statements of income for 1998.

Construction Loan Payable
The Company has a construction loan outstanding with a balance of $24,647 at December 31, 2000. The construction loan bears interest at the rate of LIBOR plus 1.75% or 8.40%, at December 31, 2000. The loan is secured by a first mortgage on the property under development. The construction loan has an additional $5,353 available under the total commitment of $30,000. The loan matures in 2001, prior to which time the Company expects to pursue long-term financing for the property.

5. Net Income Per Share

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between basic and diluted EPS is shown below.

                                                           Year Ended 12/31/00     Year Ended 12/31/99      Year Ended 12/31/98
                                                            Basic     Diluted        Basic     Diluted        Basic     Diluted
Income before extraordinary item                          $32,254      32,254      $20,739     $20,739      $23,455     $23,455
Extraordinary item                                             --          --           --          --         (270)       (270)
                                                          ---------------------------------------------------------------------
Net income                                                $32,254      32,254      $20,739     $20,739      $23,185     $23,185
                                                          ---------------------------------------------------------------------
Weighted average shares outstanding                        13,403      13,403       13,318      13,318       13,297      13,297
                                                          =====================================================================
Effect of share options issued                                 --          --           --          --           --          17
                                                          ---------------------------------------------------------------------
Total weighted average
   shares outstanding                                      13,403      13,403       13,318      13,318       13,297      13,314
Income per share before
   extraordinary item                                       $2.41        2.41        $1.56       $1.56        $1.76       $1.76
                                                          =====================================================================
Extraordinary item per share                                   --          --           --          --         (.02)       (.02)
                                                          ---------------------------------------------------------------------
Net income per share                                        $2.41        2.41        $1.56       $1.56        $1.74       $1.74
                                                          ---------------------------------------------------------------------

--------------------------------------------------------------------------------
6. Benefit Plans

The Company maintains a 401(k) Plan (the "Plan") in which substantially all of its officers and employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a percentage of the employees' contributions. The employees' contributions and contributions from the Company are fully vested, as defined in the Plan agreement. The Company's contributions to the Plan for the years ended December 31, 2000, 1999 and 1998 were $25, $ 34 and $29, respectively.

The Company also maintains a Supplemental Retirement Plan (the "Supplemental Plan") covering certain senior management employees. The Supplemental Plan provides eligible employees through normal retirement date, as defined in the Supplemental Plan agreement, a benefit amount similar to the amount that would have been received under the provisions of a pension plan that was terminated in 1994. Contributions due by the Company under the provisions of this plan were $65, $62 and $60 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company and the Management Company also each maintain share purchase plans through which Company and the Management Company employees may purchase shares of beneficial interest at a 15% discount of the fair market value. In 2000 and 1999, 43,000 and 23,000 shares were purchased for total consideration of $644 and $293, respectively.

7. STOCK OPTION PLANS

The Company has five plans that provide for the granting of options to purchase shares of beneficial interest to key employees and nonemployee trustees of the Company. Options are granted at the fair market value of the shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date. Changes in options outstanding are as follows:

                                                             1999           1997           1993         1990                1990
                                                 Equity Incentive   Stock Option   Stock Option    Employees         Nonemployee
                                                             Plan           Plan           Plan         Plan        Trustee Plan
Authorized shares                                         400,000        455,000        100,000      400,000             100,000
                                                          ----------------------------------------------------------------------
Available for grant at December 31, 2000                  181,500(1)          --             --           --                  --
                                                          ----------------------------------------------------------------------

(1) Amount is net of 118,500 restricted stock awards issued to certain employees as incentive compensation in 2000. The restricted stock was awarded at its fair value that ranged from $18.16 to $18.56 per share for a total value of $2,162. Restricted stock vests ratably over periods of three to five years. The Company recorded compensation expense of $350 in 2000 related to these restricted stock awards.

                                                                         1999         1997        1993         1990        1990
                                                 Exercise Price   Equity Incentive Stock Option Stock Option Employees  Nonemployee
                                                                         Plan         Plan        Plan         Plan    Trustees Plan
Options outstanding at 12/31/97                  $15.75-$25.41             --        455,000     100,000     340,125      37,000
                                                 ===============================================================================
Options granted                                  $23.85-$24.50             --           --          --        17,500       5,000
Options exercised                                $18.00-$20.375            --           --          --        (5,875)     (5,000)
Options forfeited                                $18.00-$22.75             --        (23,000)       --        (4,875)        --
                                                 -------------------------------------------------------------------------------
Options outstanding at 12/31/98                  $15.75-$25.41                       432,000     100,000     346,875      37,000
                                                 ===============================================================================
Options granted                                         $20.00             --           --          --          --         5,000
Options forfeited                                $18.00-$25.41             --        (72,000)       --          (500)     (5,500)
                                                 -------------------------------------------------------------------------------
Options outstanding at 12/31/99                  $15.75-$25.41             --        360,000     100,000     346,375      36,500
                                                 ===============================================================================
Options granted                                  $17.00-$17.94        100,000           --          --          --        12,500
Options exercised                                $15.75-$16.00             --           --          --       (12,625)     (4,000)
Options forfeited                                $18.00-$23.63             --           --          --       (89,500)        --
                                                 -------------------------------------------------------------------------------
Options outstanding at 12/31/00                  $17.00-$25.41        100,000        360,000     100,000     244,250      45,000
                                                 ===============================================================================

At December 31, 2000, options for 519,235 shares of beneficial interest with an aggregate purchase price of $11,806 (average of $22.74 per share) were exercisable.

Outstanding options as of December 31, 2000 have a weighted average remaining contractual life of 6.21 years, an average exercise price of $22.64 per share and an aggregate purchase price of $19,230.

The fair value of each option granted was estimated on the grant date using the Black-Scholes options pricing model and the assumptions presented below:

                                2000        1999        1998

Weighted average
   fair value                  $0.81       $1.06        $1.20
Expected life in
   years                           5           5            5
Risk-free interest rate         5.80%       4.59%        5.52%
Volatility                     17.34%      19.05%       17.76%
Dividend yield                 10.04%       9.40%        9.67%

The Company accounts for stock-based compensation under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages a fair value method of accounting for employee stock options and similar equity instruments. The statement also allows an entity to continue to account for stock-based compensation using the intrinsic value method in APB Opinion No. 25. As provided for in the statement, the Company elected to continue the intrinsic value method of expense recognition. If compensation cost for these plans had been determined using the fair value method prescribed by SFAS No. 123, the impact on the Company's net income and net income per share would have been immaterial.

8. OPERATING LEASES

The Company's multifamily apartment units are typically leased to residents under operating leases for a period of one year. The Company's retail properties are leased to tenants under operating leases with expiration dates extending to the year 2025.

Future minimum rentals under noncancelable operating leases with terms greater than one year are as follows:

Years Ended 12/31

2001                                                     $ 31,889
2002                                                       31,362
2003                                                       29,607
2004                                                       27,600
2005                                                       25,008
2006 and thereafter                                       139,092
                                                         --------
                                                         $284,558
                                                         ========

The total future minimum rentals as presented do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs or contingent amounts that may be received as percentage rents.

--------------------------------------------------------------------------------
9. Commitments and Contingencies

The Company is involved in a number of development and redevelopment projects which may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the Company's involvement in joint venture projects. At December 31, 2000, the Company had approximately $28.1 million committed to complete current development and redevelopment projects. Of this amount, the Company expects that approximately $22.8 million will be financed through the Company's $75 million Construction Facility and expects that $5.3 million will be financed using construction loans.

In connection with certain development properties, the Company may be required to issue additional OP units upon the achievement of certain financial results. Further, the Company is obligated to acquire the remaining 11% interest in a retail property by the end of the first quarter of 2002. Finally, the Company is committed to issuing OP units valued at approximately $6 million in connection with the acquisition of land on which the Christiana Power Center (Phase I) is built. These units are expected to be issued in 2001.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties. The Company is involved in routine litigation arising in the ordinary course of business which is expected to be covered by the Company's liability insurance.

The Company is aware of certain environmental matters at certain of its properties, including ground water contamination, above-normal radon levels and the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and, at December 31, 2000, the Company is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company has reserved approximately $0.1 million to cover such costs if they are necessary.

10. ACQUISITIONS AND DIVESTITURES

During 2000, the Company acquired an additional 35% interest in a multifamily property, which it now wholly owns. The Company paid approximately $11.0 million for the interest, including $5.7 million in assumed debt and $5.3 million borrowed under the line of credit. The Company also formed a partnership with an unrelated third party to purchase a shopping center. At December 31, 2000, the Company's interest in the shopping center was 0.01%. Upon completion of certain requirements by the Company, including the funding of an expansion to the shopping center, the Company's interest in the partnership that owns the shopping center will increase to a subordinated 50% general partnership interest.

During 2000, the Company sold two shopping centers, one industrial property and its 50% interest in a shopping center. Total proceeds from these sales was approximately $23.0 million. The property sales resulted in gains totaling approximately $10.3 million.

During 1999, the Company acquired two shopping centers, three shopping center development sites, and an additional 10% interest in a shopping center in which it now owns a 60% interest. The Company paid approximately $51.4 million, consisting of $28.0 million in cash, $12.5 million in assumed debt, $9.9 million borrowed under the line of credit and $1.0 million of OP units.

Each of these acquisitions was accounted for by the purchase method of accounting. The results of operations for the acquired properties have been included from their respective purchase dates. The 2000 and 1999 acquisitions did not result in a requirement to present pro forma information.

During 1998, the Company acquired six shopping centers, one multifamily property, a parcel of undeveloped land and the remaining 50% interest in two multifamily properties. The Company paid approximately $180.7 million, consisting of $101.9 in assumed debt, $65.1 million borrowed under the line of credit and $13.7 million of OP units. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been consummated on January 1, 1998, nor does the pro forma information purport to represent the results of operations for future periods.

Pro forma 1998 revenues, net income, basic net income per share and diluted earnings per share, reflecting the purchases as if they all took place on January 1, 1998, are $76.8 million, $23.7 million, $1.78 per share and $1.78 per share, respectively.

In connection with the Company's 1997 acquisition of the Management Company and certain other property interests, the Company agreed to issue up to 800,000 additional Class A OP units over a five-year period ending September 30, 2002, if certain earnings are achieved. The Company intends to account for the issuance of contingent OP units as additional purchase price when when such amounts are determinable. Through December 31, 2000, 497,500 contingent OP units had been earned, resulting in additional purchase price of approximately $8.9 million.

11. SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

The Company has four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. The retail segment includes the operation and management of 23 regional and community shopping centers (12 wholly-owned and 11 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly-owned and 5 owned in joint venture form). The other segment includes the operation and management of 6 retail properties under development (5 wholly-owned and 1 owned in joint venture form) and 4 industrial properties (all wholly-owned). The corporate segment includes cash and investment management and certain other general support functions.

The accounting policies for the segments are the same as those described in Note 1, except that for segment reporting purposes, the Company uses the "proportionate-consolidation method" of accounting (a non-GAAP measure) for joint venture properties, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of their equity method investments.

The chief operating decision making group for the Company's Retail, Multifamily, Development and Other and Corporate segments is comprised of the Company's President, Chief Executive Officer and the lead executives of each of the Company's operating segments. The lead executives of each operating segment also manage the profitability of each respective segment. The operating segments are managed separately because each operating segment represents different property types, as well as properties under development and corporate services.

                                                                                Development
Year Ended 12/31/00                                Retail      Multifamily        and Other      Corporate         Total
Real estate operating revenues(1)                $ 72,773         $ 54,199          $ 4,707       $     --      $131,679
Property operating expenses                        20,289           22,448               45             --        42,782
                                                 -----------------------------------------------------------------------
Net operating income                               52,484           31,751            4,662             --        88,897
                                                 -----------------------------------------------------------------------
General and administrative expenses                    --               --               --         (4,953)       (4,953)
Interest income                                        --               --               --          1,385         1,385
PREIT-RUBIN, Inc. net operating loss                   --               --               --         (4,498)       (4,498)
                                                 -----------------------------------------------------------------------
EBITDA                                             52,484           31,751            4,662         (8,066)       80,831
                                                 -----------------------------------------------------------------------
Interest expense                                  (18,428)         (13,917)              --         (1,141)      (33,486)
Depreciation and amortization                     (11,151)          (9,130)             (63)        (1,261)      (21,605)
Gains on sales of interests in real estate          3,650               --            6,648             --        10,298
Minority interest in operating partnership             --               --               --         (3,784)       (3,784)
Equity in interest of partnerships and
   joint ventures                                      --               --               --             --            --
Equity in loss of PREIT-RUBIN, Inc.                    --               --               --             --            --
                                                 -----------------------------------------------------------------------
Net income                                       $ 26,555         $  8,704          $11,247       $(14,252)     $ 32,254
                                                 =======================================================================
Investments in real estate, at cost              $464,633         $278,199          $60,727       $     --      $803,559
                                                 =======================================================================
Total assets                                     $448,720         $211,328          $58,820       $ 15,678      $734,546
                                                 =======================================================================
Recurring capital expenditures                   $    642         $  3,464          $    --       $     --      $  4,106
                                                 =======================================================================

                                      F-18

                                                 Adjustments to              Total
Year Ended 12/31/00                               Equity Method       Consolidated
Real estate operating revenues(1)                     $ (31,208)          $100,471
Property operating expenses                             (10,107)            32,675
                                                 ---------------------------------
Net operating income                                    (21,101)            67,796
                                                 ---------------------------------
General and administrative expenses                          --             (4,953)
Interest income                                              --              1,385
PREIT-RUBIN, Inc. net operating loss                      4,498                 --
                                                 ---------------------------------
EBITDA                                                  (16,603)            64,228
                                                 ---------------------------------
Interest expense                                         10,094            (23,392)
Depreciation and amortization                             5,450            (16,155)
Gains on sales of interests in real estate                   --             10,298
Minority interest in operating partnership                   --             (3,784)
Equity in interest of partnerships and
   joint ventures                                         7,366              7,366
Equity in loss of PREIT-RUBIN, Inc.                      (6,307)            (6,307)
                                                 ---------------------------------
Net income                                            $      --           $ 32,254
                                                 =================================
Investments in real estate, at cost                   $(191,293)          $612,266
                                                 =================================
Total assets                                          $(157,976)          $576,570
                                                 =================================
Recurring capital expenditures                        $    (627)          $  3,479
                                                 =================================

(1) Includes lease termination income of approximately $6 million.

                                                                                Development
Year Ended 12/31/99                                Retail      Multifamily        and Other      Corporate         Total
Real estate operating revenues                   $ 64,870        $ 51,891          $ 1,534         $    --      $118,295
Property operating expenses                        19,857          21,617               31              --        41,505
                                                 -----------------------------------------------------------------------
Net operating income                               45,013          30,274            1,503              --        76,790
                                                 -----------------------------------------------------------------------
General and administrative expenses                    --              --               --          (3,560)       (3,560)
Interest income                                        --              --               --           1,144         1,144
PREIT-RUBIN, Inc. net operating loss                   --              --               --          (2,504)       (2,504)
                                                 -----------------------------------------------------------------------
EBITDA                                             45,013          30,274            1,503          (4,920)       71,870
                                                 -----------------------------------------------------------------------
Interest expense                                  (17,261)        (12,534)            (263)         (1,107)      (31,165)
Depreciation and amortization                     (10,615)         (7,712)             (98)         (1,238)      (19,663)
PREIT-RUBIN, Inc. income taxes                         --              --               --              56            56
Gains on sales of interests in real estate            445              --            1,318              --         1,763
Minority interest in operating partnership             --              --               --          (2,122)       (2,122)
Equity in interest of partnerships and
   joint ventures                                      --              --               --              --            --
Equity in loss of PREIT-RUBIN, Inc.                    --              --               --              --            --
                                                 -----------------------------------------------------------------------
Net income                                       $ 17,582        $ 10,028          $ 2,460         $(9,331)     $ 20,739
                                                 =======================================================================
Investments in real estate, at cost              $402,154        $265,165          $75,819         $    --      $743,138
                                                 =======================================================================
Total assets                                     $384,417        $208,020          $72,796         $15,812      $681,045
                                                 =======================================================================
Recurring capital expenditures                   $    293          $3,332          $    --         $    --      $  3,625
                                                 =======================================================================

                                                 Adjustments to              Total
Year Ended 12/31/99                               Equity Method       Consolidated
Real estate operating revenues                        $ (29,075)          $ 89,220
Property operating expenses                              (9,722)            31,783
                                                 ---------------------------------
Net operating income                                    (19,353)            57,437
                                                 ---------------------------------
General and administrative expenses                          --             (3,560)
Interest income                                              --              1,144
PREIT-RUBIN, Inc. net operating loss                      2,504                 --
                                                 ---------------------------------
EBITDA                                                  (16,849)            55,021
                                                 ---------------------------------
Interest expense                                          9,323            (21,842)
Depreciation and amortization                             5,440            (14,223)
PREIT-RUBIN, Inc. income taxes                              (56)                --
Gains on sales of interests in real estate                   --              1,763
Minority interest in operating partnership                   --             (2,122)
Equity in interest of partnerships and
   joint ventures                                         6,178              6,178
Equity in loss of PREIT-RUBIN, Inc.                      (4,036)            (4,036)
                                                 ---------------------------------
Net income                                            $      --           $ 20,739
                                                 =================================
Investments in real estate, at cost                   $(165,617)          $577,521
                                                 =================================
Total assets                                          $(133,455)          $547,590
                                                 =================================
Recurring capital expenditures                        $    (432)          $  3,193
                                                 =================================

                                                                                Development
Year Ended 12/31/98                                Retail      Multifamily        and Other      Corporate         Total
Real estate operating revenues                   $ 42,272         $ 46,167         $ 1,619        $     --      $ 90,058
Property operating expenses                        13,030           19,545              35              --        32,610
                                                 -----------------------------------------------------------------------
Net operating income                               29,242           26,622           1,584              --        57,448
                                                 -----------------------------------------------------------------------
General and administrative expenses                    --               --              --          (3,351)       (3,351)
Interest income                                        --               --              --             650           650
PREIT-RUBIN, Inc. net operating income                 --               --              --             762           762
                                                 -----------------------------------------------------------------------
EBITDA                                             29,242           26,622           1,584          (1,939)       55,509
                                                 -----------------------------------------------------------------------
Interest expense                                  (11,067)          (7,050)           (341)           (973)      (19,431)
Depreciation and amortization                      (6,182)          (6,869)           (117)         (1,198)      (14,366)
PREIT-RUBIN, Inc. income taxes                         --               --              --             123           123
Gains on sales of interests in real estate          1,277            1,766              --              --         3,043
Minority interest in operating partnership             --               --              --          (1,423)       (1,423)
Equity in interest of partnerships and
   joint ventures                                      --               --              --              --            --
Equity in loss of PREIT-RUBIN, Inc.                    --               --              --              --            --
Loss on early extinguishment of debt                   --             (270)             --              --          (270)
                                                 -----------------------------------------------------------------------
Net income                                       $ 13,270         $ 14,199         $ 1,126        $ (5,410)     $ 23,185
                                                 =======================================================================
Investments in real estate, at cost              $356,243         $258,195         $33,712        $     --      $648,150
                                                 =======================================================================
Total assets                                     $269,829         $137,125         $ 9,410        $179,517      $595,881
                                                 =======================================================================
Recurring capital expenditures                   $    831         $  3,777         $    --        $     --      $  4,608
                                                 =======================================================================

                                                 Adjustments to              Total
Year Ended 12/31/98                               Equity Method       Consolidated
Real estate operating revenues                        $ (28,313)          $ 61,745
Property operating expenses                             (10,091)            22,519
                                                      ----------------------------
Net operating income                                    (18,222)            39,226
                                                      ----------------------------
General and administrative expenses                          --             (3,351)
Interest income                                              --                650
PREIT-RUBIN, Inc. net operating income                     (762)                --
                                                      ----------------------------
EBITDA                                                  (18,984)            36,525
                                                      ----------------------------
Interest expense                                          8,840            (10,591)
Depreciation and amortization                             4,960             (9,406)
PREIT-RUBIN, Inc. income taxes                             (123)                --
Gains on sales of interests in real estate                   --              3,043
Minority interest in operating partnership                   --             (1,423)
Equity in interest of partnerships and
   joint ventures                                         5,985              5,985
Equity in loss of PREIT-RUBIN, Inc.                        (678)              (678)
Loss on early extinguishment of debt                         --               (270)
                                                      ----------------------------
Net income                                            $      --           $ 23,185
                                                      ============================
Investments in real estate, at cost                   $(138,744)          $509,406
                                                      ============================
Total assets                                          $(114,266)          $481,615
                                                      ============================
Recurring capital expenditures                        $    (974)          $  3,634
                                                      ============================

--------------------------------------------------------------------------------

12. SUBSEQUENT EVENTS

In January 2001, the Company refinanced a mortgage secured by a multifamily property. The mortgage amount was $15 million, has a 10-year term and bears interest at the rate of 7.52% per annum.

In January 2001, a partnership in which the Company owns a 50% interest sold an undeveloped parcel of land adjacent to a shopping center owned by the partnership. The purchase price was approximately $8 million.The Company's expects to record a nominal gain on the sale of the land.

--------------------------------------------------------------------------------

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999.


                                                                                                                 Year Ended 12/31/00
In thousands of dollars, except per share data       1st Quarter    2nd Quarter    3rd Quarter    4th Quarter                  Total
Revenues(1)                                              $23,452        $28,446        $23,657        $26,301               $101,856
                                                         ===========================================================================
Net income(2)                                            $ 6,389        $15,084        $ 6,162        $ 4,619               $ 32,254
                                                         ===========================================================================
Basic net income per share                               $  0.48        $  1.13        $  0.46        $  0.34               $   2.41
                                                         ===========================================================================
Diluted income per share                                 $  0.48        $  1.13        $  0.46        $  0.34               $   2.41
                                                         ===========================================================================

(1)  Includes lease termination fees of approximately $6.0 million in 2nd
     Quarter.

(2) Includes gains on sale of real estate of approximately $2.3 million (1st Quarter), $6.6 million (2nd Quarter), and $1.3 million (3rd Quarter).


                                                                                                                 Year Ended 12/31/99
In thousands of dollars, except per share data       1st Quarter    2nd Quarter    3rd Quarter    4th Quarter                  Total
Revenues                                                 $21,739        $22,061        $22,242        $24,322                $90,364
                                                         ===========================================================================
Net income                                               $ 5,870        $ 4,918        $ 5,064        $ 4,887                $20,739
                                                         ===========================================================================
Basic net income per share                               $   .44        $   .37        $   .38        $   .37                $  1.56
                                                         ===========================================================================
Diluted income per share                                 $   .44        $   .37        $   .38        $   .37                $  1.56
                                                         ===========================================================================

Schedule II

                    Pennsylvania Real Estate Investment Trust
                        Valuation and Qualifying Accounts

         Column A                           Column B                        Column C                   Column D
         Column E
                                                                            Additions
             Description                       Balance
                                              Beginning         Charged to Costs      Charged to                       Balance End
                                              of Period           and Expenses      Other Accounts     Deductions       of Period
                                              ---------           ------------      --------------     ----------       ---------
Allowance for Possible Losses:
Year ended December 31, 2000                     $528                   $-                 $-             $435              $93
Year ended December 31, 1999                   $1,572                   --               $135           $1,179             $528
Year ended December 31, 1998                   $1,770                   --                 --             $198           $1,572

Allowance for Doubtful Accounts:
Year ended December 31, 2000                     $582                 $151                 $-               $-             $733
Year ended December 31, 1999                     $372                 $210                 $-               $-             $582
Year ended December 31, 1998                     $178                 $194                 $-               $-             $372

Schedule III

                                                               Cost of                        Balance of
                                            Initial Cost     Investments        Balance       Building &     Current       Current
                                Initial      Of Bldg &         Net of           Of Land     Improvements   Depreciation  Encumbrance
                                 Cost         of Land       Improvement      Retirements     @12/31/00      @12/31/00     Balance
------------------------------------------------------------------------------------------------------------------------------------
Multifamily Properties
----------------------
2031 Locust Street                 100          1,028          2,582               100          3,610          2,762         5,852
Boca Palms                       7,107         28,444          2,303             7,107         30,747          6,523        22,227
Camp Hill                          336          3,060          2,149               336          5,209          3,970         6,282
Cobblestone Apartments           2,791          9,697          2,917             2,791         12,614          3,215        13,621
Eagles Nest                      4,021         17,615          1,973             4,021         19,589          5,309
Emerald Point                    3,062         18,645         11,124             3,789         29,042          6,280        15,861
Fox Run - Bear                   1,355         19,959          2,437             1,355         22,396          6,525        14,126
Hidden Lakes                     1,225         11,794          1,203             1,225         12,996          2,880        10,523
Kenwood Gardens                    489          3,235          3,659               489          6,893          5,542         7,130
Lakewood Hills                     501         11,402          5,448               501         16,850         10,674        18,440
Palms of Pembroke                4,869         17,384          1,775             4,869         19,159          3,758        16,326
Shenandoah Village               2,200          8,975          2,077             2,200         11,052          2,485         8,140
The Marylander                     117          4,340          3,050               117          7,390          6,533        12,097
The Woods                        4,234         17,268          1,400             4,234         18,667          1,038         6,838

Industrial Properties
ARA- Allentown                       3             82              -                 3             82             78             -
ARA - Pennsauken                    20            190              -                20            190            162             -
Interstate Commerce                 34            364          1,404                34          1,768          1,347             -
Sears                               25            206            176                25            382            336             -

Retail Properties
Christiana Power Center          9,316         22,154             54             9,316         22,208          1,698             -
Crest Plaza                        332          2,349          3,510               282          5,909          4,167             -
Creekview (Warrington)           1,380          4,825              -             1,380          4,825              9             -
Festival Shopping Center         3,728         14,988             83             3,728         15,071            880             -
Florence Commons                   959          5,603             52               983          5,631            209             -
Home Depot Operations            2,716         10,863              -             2,716         10,863            475        12,500
Magnolia Mall                    9,279         37,358          2,840             9,279         40,198          3,434        23,169
Mandarin Corner                  4,891         10,168            633             4,891         10,801          4,476         7,510
North Dartmouth Mall             7,199         28,945         11,126             7,199         40,071          2,907             -
Northeast Tower Center           4,205         16,824          1,922             4,606         18,345            913             -
Paxton Tower Center             16,308         33,132              -            16,308         33,132            366        24,647
Prince George's Plaza           13,066         57,678          2,031            13,066         59,708          3,533        46,805
South Blanding Village           2,946          6,138            400             2,946          6,537          2,542             -

Development Properties
Christiana - Dev (Phase II)         32            935              -                32            935              -             -
Northeast Tower                  3,659          1,115              -             3,659          1,115              -             -
PR New Garden, LP                   45            256              -                45            256              -             -
PR Delran LLC                        3            577              -                 3            577              -             -
PR Tom's River                      93            200              -                93            200              -             -
Willow Grove                         -          3,499              -                 -          3,499              -             -
                               -----------------------------------------------------------------------------------------------------
Total Investment
  In Real Estate               112,643        431,295         68,328           113,745        498,521         95,026       272,096
                               =====================================================================================================

                                        Date of           Depreciable
                                      Construction          Life in
                                        Balance        /Acquisition Years
--------------------------------------------------------------------------------
Multifamily Properties
----------------------
2031 Locust Street                       1961                  25
Boca Palms                               1994                  39
Camp Hill                                1969                  33
Cobblestone Apartments                   1992                  40
Eagles Nest                              1998                  39
Emerald Point                            1993                  39
Fox Run - Bear                           1998                  39
Hidden Lakes                             1994                  39
Kenwood Gardens                          1963                  38
Lakewood Hills                           1972-80               45
Palms of Pembroke                        1994                  39
Shenandoah Village                       1993                  39
The Marylander                           1962                  39
The Woods                                1998                  39

Industrial Properties
ARA- Allentown                           1962                  40
ARA - Pennsauken                         1962                  50
Interstate Commerce                      1963                  50
Sears                                    1963                  50

Retail Properties
Christiana Power Center                  1998                  39
Crest Plaza                              1964                  40
Creekview (Warrington)                   1998                  40
Festival Shopping Center                 1998                  39
Florence Commons                         1999                  39
Home Depot Operations                    1999                  39
Magnolia Mall                            1998                  39
Mandarin Corner                          1988                  39
North Dartmouth Mall                     1998                  39
Northeast Tower Center                   1998                  39
Paxton Tower Center                      1998                  40
Prince George's Plaza                    1998                  39
South Blanding Village                   1988                  40

Development Properties
Christiana - Dev (Phase II)              1998
Northeast Tower                          1998
PR New Garden, LP                        2000
PR Delran LLC                            2000
PR Tom's River                           2000
Willow Grove                             2000
                                ------------------------------------------------
Total Investment
  In Real Estate
                                ================================================


The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $609 million and $574 million at December 31, 2000 and 1999, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31, 2000 are as follows:

                                                                             Total Real Estate Assets
                                ------------------------------------------------------------------------------------
                                    Calendar Year Ended          Calendar Year Ended          Calendar Year Ended
                                     December 31, 2000            December 31, 1999            December 31, 1998
                                ------------------------------------------------------------------------------------
BALANCE, beginning of period                $577,521                      $509,406                     $287,926
Acquisitions and development                  41,477                        55,830                      217,383
Improvements                                  10,584                        12,285                        4,097
Dispositions                                 <17,316>                           --                           --
                                ------------------------------------------------------------------------------------
Balance, end of period                      $612,266                      $577,521                     $509,406

                                                                                                 Accumulated
                                ------------------------------------------------------------------------------------
                                    Calendar Year Ended          Calendar Year Ended          Calendar Year Ended
                                     December 31, 2000            December 31, 1999            December 31, 1998
                                ------------------------------------------------------------------------------------
BALANCE, beginning of period                 $84,577                       $71,129                      $53,171
Depreciation expense                          15,338                        13,448                        8,902
Transfers from partnerships
and joint ventures                                --                            --                        9,056
Dispositions                                  (4,886)                           --                           --
                                ------------------------------------------------------------------------------------
Balance, end of period                       $95,026                       $84,577                      $71,129

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

  +10.31 Employment Agreement, effective January 1, 1999, between the Trust and Edward Glickman.

  +10.65 Employment Agreement, dated as of September 30, 1997, between PREIT-RUBIN and David J. Bryant.

  +10.66 Employment Agreement, dated January 1, 1998, between the Trust and Raymond J. Trost.

  +10.67 Amendment No. 1, dated January 11, 2001, to Employment Agreement, dated January 1, 1998, between the Trust and Raymond J. Trost.

   21          Listing of subsidiaries

   23 Consent of Arthur Andersen LLP (Independent Public Accountants of the Company).