Form 10-Q
period 2001-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2001-05-15
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    March 31, 2001
                                  ---------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                     1-6300
                      ----------------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           Pennsylvania                                                     23-6216339
-----------------------------------------------------------------------    ----------------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

       200 South Broad Street, Third Floor, Philadelphia, PA                                19102-3803
-----------------------------------------------------------------------    ----------------------------------------------
         (Address of principal executive office)                                            (Zip Code)

Registrant's telephone number, including area code                                   (215) 875-0700
                                                                ---------------------------------------------------------

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

         Yes |X|                    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of beneficial interest outstanding at May 10, 2001:  13,689,185
--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                         Page
                                                                         ----
Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--March 31, 2001
      and December 31, 2000                                               1-2

   Consolidated Statements of Income--Three Months
      Ended March 31, 2001 and March 31, 2000                              3

   Consolidated Statements of Cash Flows--Three Months
      Ended March 31, 2001 and March 31, 2000                              4

   Notes to Unaudited Consolidated Financial Statements                   5-13

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                14-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk        18

Part II.  Other Information                                               19

Item 1.   Not Applicable                                                  -

Item 2.   Not Applicable                                                  -

Item 3.   Not Applicable                                                  -

Item 4.   Not Applicable                                                  -

Item 5.   Other Information                                               19

Item 6.   Exhibits and Reports on Form 8-K                                19


Signatures                                                                20

Exhibits Index                                                            21

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)

                                                                                    (Unaudited)
                                                                                     March 31,         December 31,
                                                                                       2001                2000
                                                                                    ----------          ----------
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                           $  250,134          $  249,349
   Retail properties                                                                   334,208             328,637
   Industrial properties                                                                 2,504               2,504
   Properties under development                                                         35,097              31,776
                                                                                    ----------          ----------

                  Total investments in real estate                                     621,943             612,266

   Less- Accumulated depreciation                                                      (99,193)            (95,026)
                                                                                    ----------          ----------

                                                                                       522,750             517,240

INVESTMENT IN AND ADVANCES TO PREIT-RUBIN, INC.                                          ---                 8,739

INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES, at
   equity                                                                               21,318              21,470
                                                                                    ----------          ----------
                                                                                       544,608             547,449
OTHER ASSETS:
   Cash and cash equivalents                                                             9,844               6,091
   Rents and sundry receivables (net of allowance for doubtful accounts of
     $837 and $703, respectively)                                                        6,985               7,508
   Deferred costs and other assets, net                                                 32,112              15,615
                                                                                    ----------          ----------

                                                                                    $  593,009          $  576,663
                                                                                    ==========          ==========


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                    (Unaudited)
                                                                                     March 31,         December 31,
                                                                                       2001                2000
                                                                                    ----------          ----------
LIABILITIES:
   Mortgage notes payable                                                           $  261,368          $  247,449
   Bank and other loans payable                                                        100,500             110,300
   Construction loan payable                                                            28,119              24,647
   Tenants' deposits and deferred rents                                                  3,735               3,118
   Accrued pension and retirement benefits                                                 943                 992
   Accrued expenses and other liabilities                                               16,333              16,485
                                                                                    ----------          ----------

                                                                                       410,998             402,991
                                                                                    ----------          ----------

MINORITY INTEREST                                                                       41,133              29,766

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par; authorized unlimited; issued and outstanding 13,688 shares at March 31, 2001 and 13,628 shares at
     December 31, 2000                                                                  13,688              13,628
   Capital contributed in excess of par                                                152,211             151,117
   Restricted stock                                                                     (1,893)             (1,812)
   Accumulated other comprehensive loss                                                 (2,316)              ---
   Distributions in excess of net income                                               (20,812)            (19,027)
                                                                                    ----------          ----------

                                                                                       140,878             143,906
                                                                                    ----------          ----------

                                                                                    $  593,009          $  576,663
                                                                                    ==========          ==========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                    ------------------------------
                                                                                     March 31,           March 31,
                                                                                       2001                2000
                                                                                    ----------          ----------
REVENUES:
   Real Estate Revenues:
     Base rent                                                                      $   20,563          $   19,886
     Percentage rent                                                                       333                 277
     Expense reimbursements                                                              2,797               2,205
     Lease termination revenue                                                             129                  80
     Other real estate revenue                                                             861                 774
                                                                                    ----------          ----------
   Total real estate revenue                                                            24,683              23,222
   Management company revenue                                                            2,152                  --
   Interest and other income                                                               161                 230
                                                                                    ----------          ----------

                                                                                        26,996              23,452
                                                                                    ----------          ----------
EXPENSES:
   Property Operating Expenses:
     Property payroll and benefits                                                       1,779               1,765
     Real estate and other taxes                                                         1,915               1,753
     Utilities                                                                           1,243               1,158
     Other operating expenses                                                            3,431               3,504
                                                                                    ----------          ----------
   Total property operating expenses                                                     8,368               8,180
   Depreciation and amortization                                                         4,570               3,710
   General and administrative expenses:
     Corporate payroll and benefits                                                      3,218                 459
     Other general and administrative expenses                                           1,982                 576

   Interest expense                                                                      6,360               5,844
                                                                                    ----------          ----------

                                                                                        24,498              18,769
                                                                                    ----------          ----------
         Income before equity in unconsolidated entities, gains on sales of interests in real estate and minority interest
           in operating partnership                                                      2,498               4,683

EQUITY IN LOSS OF PREIT-RUBIN, INC.                                                         --              (1,489)

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
                                                                                         1,444               1,672

GAINS ON SALES OF INTERESTS IN REAL ESTATE                                               1,806               2,263
                                                                                    ----------          ----------

         Income before minority interest in
           operating partnership                                                         5,748               7,129

MINORITY INTEREST IN OPERATING PARTNERSHIP                                                (656)              (740)
                                                                                    ----------          ----------

NET INCOME                                                                          $    5,092          $    6,389
                                                                                    ==========          ==========

BASIC INCOME PER SHARE                                                              $     0.37          $     0.48
                                                                                    ==========          ==========

DILUTED INCOME PER SHARE                                                            $     0.37          $     0.48
                                                                                    ==========          ==========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                         ------------------------
                                                                                         March 31,       March 31,
                                                                                           2001            2000
                                                                                         --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $  5,092       $   6,389
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest, net of distributions                                                 --              82
       Depreciation and amortization                                                        4,570           3,710
       Provision for doubtful accounts                                                        129             426
       Amortization for deferred compensation                                                 384              --
       Gains on sales of interests in real estate                                          (1,806)         (2,263)
       Equity in loss of PREIT-RUBIN, Inc.                                                     --           1,489
       Change in assets and liabilities-
         Net change in other assets                                                        (2,848)         (1,312)
         Net change in other liabilities                                                    3,648            (579)
                                                                                         --------       ---------
                  Net cash provided by operating activities                                 9,169           7,942
                                                                                         --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                                 (1,568)         (8,577)
   Investments in property under development                                               (7,734)         (2,867)
   Investment in and advances to PREIT-RUBIN, Inc.                                             --          (1,102)
   Investments in partnerships and joint ventures                                            (843)         (1,013)
   Cash proceeds from sale of interest in partnership                                       1,080           2,940
   Net cash received from PREIT-RUBIN, Inc.                                                 1,355              --
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                          1,721             376
                                                                                         --------       ---------
                  Net cash used in investing activities                                    (5,989)        (10,243)
                                                                                         --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                        (1,081)         (1,021)
   Proceeds from mortgage notes payable                                                    15,000              --
   Proceeds from construction loans payable                                                 3,472           3,341
   Net (payment) borrowing from credit facility                                            (9,800)          6,700
   Shares of beneficial interest issued                                                       241             183
   Payment of deferred financing costs                                                       (132)             --
   Distributions paid to shareholders                                                      (6,877)         (6,270)
   Distributions paid to OP Unit holders in excess of minority interest                      (250)             --
                                                                                         --------       ---------
                  Net cash provided by financing activities                                   573           2,933
                                                                                         --------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   3,753             632

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              6,091           3,235
                                                                                         --------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  9,844       $   3,867
                                                                                         ========       =========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2001

                                   (Unaudited)

              (Dollar amounts, in thousands, except per share data)


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

PREIT is organized as a Pennsylvania business trust, and is a fully integrated self-administrated and self-managed real estate investment trust.

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, and as of March 31, 2001, held an 87.9% interest in the Operating Partnership.

Certain prior period amounts have been reclassified to conform with current period presentation.

2. PREIT-RUBIN, INC. AND PREIT SERVICES, LLC:

In January 2001, PREIT Services, LLC ("Services") was created to develop and manage properties wholly-owned by the Company. Services is wholly-owned by the Operating Partnership and is consolidated by the Company. As such, Services does not charge management, development or leasing fees to the Company's wholly-owned properties as they would be eliminated in consolidation.

On January 1, 2001, the Company acquired the remaining 5% minority interest in PREIT-RUBIN, Inc. ("PRI"), representing all of the voting common stock of PRI, in exchange for Company shares valued at approximately $0.5 million. As of December 31, 2000, the Company held a 95% economic interest in PRI through its ownership of 95% of PRI's stock, which represented all of PRI's non-voting stock.

Effective January 1, 2001, PRI is wholly-owned by the Operating Partnership and is consolidated by the Company. PRI was also converted to a taxable REIT subsidiary as defined by federal tax laws. PRI is now capable of offering an expanded menu of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust. Prior to January 1, 2001, PRI was accounted for using the equity method of accounting.

PRI is responsible for various activities, including management, leasing and real estate development for certain properties in which the Company is a joint venture partner, for properties owned by third parties and, prior to January 1, 2001, for certain of PREIT's properties. Prior to January 1, 2001, PREIT's properties paid management fees and leasing and development fees to PRI. Amounts paid for these services were $194 and $152, respectively, for the quarter ended March 31, 2000.

Leasing and development fees paid by PREIT's properties to PRI were capitalized and amortized to expense in accordance with PREIT's normal accounting policies. Intercompany profits earned by PRI related to such activities were deferred and amortized to income over the same periods as such expenses were amortized.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of PREIT and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $573 and $672 for the three-month periods ended March 31, 2001 and 2000, respectively.

Summarized unaudited financial information for PRI as of and for the three-month period ended March 31, 2000 is as follows:

                                                                 For the Three
                                                                 Months Ended
                                                                March 31, 2000

       Total assets                                            $          4,968
                                                               ================

       Management fees                                         $            990

       Leasing commissions                                                  945

       Development fees                                                      63

       Other revenue                                                        389
                                                               ----------------

       Total revenue                                           $          2,387
                                                               ================

       Net loss                                                $         (1,565)
                                                               ================

       PREIT's share of net loss                               $         (1,489)
                                                               ================


Financial information for 2001 is not presented because PRI is consolidated as of January 1, 2001.

3. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 15 partnerships and joint ventures and 3 properties with development activity at March 31, 2001, and 16 partnerships and joint ventures and 3 properties with development activity at December 31, 2000 and PREIT's equity in income for the three months ended March 31, 2001 and 2000:

                                                                                 March 31,          December 31,
                                                                                   2001                 2000
                                                                                -----------         ------------
                                ASSETS
Investments in real estate, at cost:
   Multifamily properties                                                       $    57,393         $     57,200
   Retail properties                                                                419,166              410,745
   Properties under development                                                      10,602               28,477
                                                                                -----------         ------------

                  Total investments in real estate                                  487,161              496,422

   Less-Accumulated depreciation                                                    (80,097)             (78,025)
                                                                                -----------         ------------

                                                                                    407,064              418,397
Cash and cash equivalents                                                             6,614                5,788

Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                                       50,520               56,012
                                                                                -----------         ------------

                  Total assets                                                      464,198              480,197
                                                                                -----------         ------------


                   LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                              325,514              327,684

Construction loans payable                                                           61,222               61,857

Other liabilities                                                                    20,498               33,127
                                                                                -----------         ------------

                  Total liabilities                                                 407,234              422,668
                                                                                -----------         ------------

Net equity                                                                           56,964               57,529

Less: Partners' share                                                                35,710               36,578
                                                                                -----------         ------------

Investment in partnerships and joint ventures                                        21,254               20,951

Advances                                                                                 64                  519
                                                                                -----------         ------------

Investment in and advances to partnerships and joint ventures
                                                                                $    21,318         $     21,470
                                                                                ===========         ============

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                                                    Three Months Ended
                                                                                --------------------------------
                                                                                 March 31,            March 31,
                                                                                   2001                 2000
                                                                                -----------         ------------
Gross revenues from real estate                                                 $    22,408         $     16,423
                                                                                -----------         ------------

Expenses:
    Property operating expenses                                                       7,986                5,468
    Mortgage and bank loan interest                                                   7,285                5,113
    Depreciation and amortization                                                     4,182                2,531
                                                                                -----------         ------------
                                                                                     19,453               13,112
                                                                                -----------         ------------

                                                                                      2,955                3,311
Partners' share                                                                      (1,511)              (1,639)
                                                                                -----------         ------------

Equity in income of partnerships and joint ventures                             $     1,444         $      1,672
                                                                                ===========         ============

In January 2001, a partnership in which the Company owns a 50% interest sold an undeveloped parcel of land adjacent to the Metroplex Shopping Center, which is owned by the partnership, for approximately $7.6 million. The Company recorded a nominal gain on the land sale.

In March 2001, the Company sold its interest in the Ingleside Center, located in Thorndale, PA for $5.1 million, of which $0.9 million was used to pay off the mortgage on the property. The Company's proportionate share of the gain on the sale was approximately $1.8 million.


4. EARNINGS PER SHARE:

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between Basic and Diluted Earnings Per Share is shown below:

                                                   For the Three Months Ended
                                                         March 31, 2001
                                        ----------------------------------------------
                                                                            Per Share
                                            Income          Shares           Amount
                                            ------          ------           ------
BASIC EARNINGS PER SHARE:
   Net income                           $       5,092      13,668,943    $        0.37
                                        =============      ==========    =============

DILUTED EARNINGS PER SHARE:
   Net income                           $       5,092      13,668,943
   Effect of share options issued                 --           19,504
                                        -------------      ----------

                                        $       5,092      13,688,447    $        0.37
                                        =============      ==========    =============

                                                    For the Three Months Ended
                                                          March 31, 2000
                                         ----------------------------------------------
                                                                             Per Share
                                             Income          Shares           Amount
                                             ------          ------           ------
BASIC EARNINGS PER SHARE:
   Net income                            $       6,389      13,339,873    $         .48
                                         =============      ==========    =============

DILUTED EARNINGS PER SHARE:
   Net income                            $       6,389      13,339,873
   Effect of share options issued                  --              464
                                         -------------      ----------

                                         $       6,389      13,340,337    $         .48
                                         =============      ==========    =============

5. DISTRIBUTIONS:

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                     Amount
                                                                       Per
    Date Declared           Record Date         Payment Date          Share
    -------------           -----------         ------------          -----

     May 10, 2001          May 31, 2001         June 15, 2001          $.51

     May 10, 2000          May 31, 2000         June 15, 2000          $.47

6. CASH FLOW INFORMATION:

Cash paid for interest was $5,373 (net of capitalized interest of $817) and $5,562 (net of capitalized interest of $821) for the three month periods ended March 31, 2001 and March 31, 2000, respectively.

Significant non-cash transactions

The Company issued OP units valued at $5,993 in connection with the acquisition of land on which the Christiana Power Center (Phase I) is built.

The Company issued OP units valued at $3,203 in connection with the Contribution Agreement (see Note 7) earn-out provisions.

7. COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which PREIT has an interest for which reserves have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the acquisition of The Rubin Organization in 1997, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., (PREIT's operating partnership) to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of March 31, 2001, 497,500 of the 800,000 OP units for the period covering October 1, 1997 to December 31, 2000 had been earned. These OP units earned resulted in an additional purchase price of approximately $8.9 million. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At March 31, 2001, PREIT had approximately $28.6 million committed to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

8. SEGMENT INFORMATION:

PREIT has four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. The retail segment includes the operation and management of 22 regional and community shopping centers (12 wholly owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly owned and 5 owned in joint venture form). The development and other segment includes the operation and management of 6 retail properties under development (5 wholly owned and 1 owned in joint venture form) and 4 industrial properties (all wholly owned). The corporate segment is responsible for cash and investment management and certain other general support functions.

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

The chief operating decision making group for the Company's retail, multifamily, development and other and corporate segments is comprised of the Company's president, chief executive office and the lead executives of each segment. The segments are managed separately because they each represent a specific property type, as well as properties under development and corporate services.

(In thousands)

                                                                                                        Adjustments
                                                                                                         to Equity        Total
Three Months Ended                     Retail    Multifamily      Other        Corporate       Total       Method      Consolidated
-------------------                  ---------   -----------      -----        ---------     ---------   ----------    ------------
March 31, 2001
--------------
Real estate operating revenues       $  19,253   $    13,950     $     79             --     $  33,282   $   (8,599)   $     24,683
Real estate operating expenses           5,597         5,771            3             --        11,371       (3,003)          8,368
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Net operating income                    13,656         8,179           76             --        21,911       (5,596)         16,315
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Management company revenues                --             --           --          2,152         2,152           --           2,152
Interest income                            --             --           --            161           161           --             161
General and administrative expenses        --             --           --         (5,200)       (5,200)          --          (5,200)
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
EBIDTA                                  13,656         8,179           76         (2,887)       19,024       (5,596)         13,428
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Interest expense                        (5,501)       (3,345)          --            (63)       (8,909)       2,549          (6,360)
Depreciation and amortization           (3,620)       (2,312)         (13)          (228)       (6,173)       1,603          (4,570)
Gains on sales of interests in
  real estate                            1,806            --           --             --         1,806           --           1,806
Minority interest in operating
   partnership                              --            --           --           (656)         (656)         --             (656)
Equity in income of partnerships
  and joint ventures                        --            --           --             --            --        1,444           1,444
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Net income                           $   6,341   $     2,522     $     63       $ (3,834)    $   5,092   $      --     $      5,092
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Investments in real estate, at cost  $ 476,504   $   279,081     $ 51,691       $     --     $ 807,276   $ (185,333)   $    621,943
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Total assets                         $ 457,468   $   210,991     $ 49,770       $ 24,734     $ 742,963   $ (149,954)   $    593,009
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Recurring capital expenditures       $      --   $       450     $     --       $     --     $     450   $      (63)   $        387
                                     ---------   -----------     --------       --------     ---------   ----------    ------------

                                                                                                        Adjustments
                                                                                                         to Equity        Total
Three Months Ended                     Retail    Multifamily      Other        Corporate       Total       Method      Consolidated
-------------------                  ---------   -----------      -----        ---------     ---------   ----------    ------------
March 31, 2000
--------------
Real estate operating revenues       $  16,689   $    13,462     $    379             --     $  30,530   $   (7,308)   $     23,222
Real estate operating expenses           5,197         5,348            5             --        10,550       (2,370)          8,180
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Net operating income                    11,492         8,114          374             --        19,980       (4,938)         15,042
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
General and administrative expenses         --            --           --         (1,035)       (1,035)          --          (1,035)
Interest income                             --            --           --            230           230           --             230
PRI net operating loss                      --            --           --         (1,129)       (1,129)       1,129              --
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
EBIDTA                                  11,492         8,114          374         (1,934)       18,046       (3,809)         14,237
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Interest expense                        (4,392)       (3,553)          --           (228)       (8,173)       2,329          (5,844)
Depreciation and amortization           (2,666)       (2,020)         (24)          (297)       (5,007)       1,297          (3,710)
Gains on sales of interests in
  real estate                            2,263            --           --             --         2,263           --           2,263
Minority interest in operating
  partnership                               --            --           --           (740)         (740)          --            (740)
Equity in interest of partnerships
  and joint ventures                        --            --           --             --            --        1,672           1,672

Equity in loss of PRI                       --            --           --             --            --       (1,489)         (1,489)
                                     ---------   -----------     --------       --------     ---------   ----------    ------------

Net income                           $   6,697   $     2,541     $    350       $ (3,199)    $   6,389   $       --    $      6,389
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Investments in real estate, at cost  $ 401,747   $   271,793     $ 83,638       $     --     $ 757,178   $ (169,678)   $    587,500
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Total assets                         $ 383,304   $   213,003     $ 80,713       $ 14,772     $ 691,792   $ (137,031)   $    554,761
                                     ---------   -----------     --------       --------     ---------   ----------    ------------
Recurring capital expenditures       $     119   $       704     $     --       $     --     $     823   $     (161)   $        622
                                     ---------   -----------     --------       --------     ---------   ----------    ------------

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Significant Accounting Policies: Derivative/Financial Instruments
In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Accounting Changes: Standards Implemented and Transition Adjustment
On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". Specifically, SFAS No.133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $640; and an adjustment of $640 to accumulated other comprehensive loss, which are gains and losses not affecting retained earnings.

Financial Instruments: Derivatives and Hedging
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's leasing income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations.

The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly.

The Company may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transactions occurs, expires or is otherwise terminated.

As of March 31, 2001, $2.3 million in deferred losses were included in accumulated other comprehensive loss, a shareholders' equity account.

The following tables summarize the notional values and fair values of the company's derivative financial instruments at March 31, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.
                                                                          Fair
Hedge Type                 Notional Value     Interest Rate   Maturity    Value
-----------                --------------     -------------   --------  --------
1)  Swap - Cash Flow          $20,000             6.12%        6/18/01     ($66)
2)  Swap - Cash Flow          $20,000             6.02%       12/15/03    ($608)
3)  Swap - Cash Flow          $55,000             6.00%       12/15/03  ($1,600)

On March 31, 2001, the derivative instruments were reported at their fair value as a liability of $2.3 million.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $896 of the current balance held in accumulated other comprehensive income.

The Company may hedge its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12 months. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

10. SUBSEQUENT EVENTS

In May 2001, the Company sold a parcel of land at Paxton Towne Centre in Harrisburg, PA for $6.3 million. Proceeds from the sale will be used to pay down debt. The Company expects to record a nominal gain on the sale.

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Overview

The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). In the first quarter of 2001, the Company continued this trend with the continued development of six retail properties and same store growth of 7.1% and 0.8% in the retail and multifamily sectors, respectively.

At March 31, 2001, the Company owned interests in 45 operating properties comprised of 8.6 million commercial square feet, 7,242 multifamily units and six development properties.

Acquisitions and Dispositions

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

In January 2001, a partnership in which the Company owns a 50% interest sold an undeveloped parcel of land adjacent to the Metroplex Shopping Center, which is owned by the partnership, for approximately $7.6 million. The Company recorded a nominal gain on the land sale.

In March 2001, the Company sold its interest in the Ingleside Center, located in Thorndale, PA for $5.1 million, of which $0.9 million was used to pay off the mortgage for the property. The Company's proportionate share of the gain on the sale of the property was approximately $1.8 million.

Development, Expansions and Renovations

PREIT is involved in a number of development and redevelopment projects that may require equity funding by PREIT or third-party debt or equity financing. In each case, PREIT will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, PREIT's flexibility in funding the project may be governed by the joint venture agreement and the Company's line of credit covenants which limit the use of borrowed funds in joint venture projects.

The Credit Facility

The Company's operating partnership has entered into a $250 million Credit Facility consisting of a $175 million Revolving Credit Facility (the "Revolving Facility") and a $75 million construction facility (the "Construction Facility") with a group of banks led by Wells Fargo Bank National Association. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of ten properties and have been guaranteed by the Company.

The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 1.3% to 1.8%, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of EBITDA to Debt Service and Interest expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at March 31, 2001; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of March 31, 2001, the Company was in compliance with all debt covenants.

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

The Company expects to meet certain long-term capital requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to use the remaining funds available under the Revolving Facility and the Construction Facility to fund acquisitions, development activities and capital improvements on an interim basis.

At March 31, 2001, the Company had borrowed $101 million against its Revolving Facility and had pledged $6 million under the Revolving Facility as collateral for several letters of credit. The proceeds of the borrowings were used to fund acquisitions from 1997 to 2000 and several development projects. Of the unused portion of the Revolving Facility of approximately $68 million, as of March
31, 2001, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $14 million based on the existing property collateral pool.

Commitments

At March 31, 2001, the Company had approximately $28.6 million committed to complete current development and redevelopment projects. Of this amount, approximately $26.7 million is expected to be financed through the Construction Facility and $1.9 million is expected to be financed using construction loans. In connection with certain development properties, including those development properties acquired as part of the Company's acquisition of The Rubin Organization, the Company may be required to issue additional units of limited partner interest in its operating partnership ("OP Units") upon the achievement of certain financial results.

Results of Operations

Quarter Ended March 31, 2001 and 2000

Net income decreased by $1.3 million to $5.1 million ($0.37 per share) or 20% for the quarter ended March 31, 2001 as compared to $6.4 million ($0.48 per share) for the quarter ended March 31, 2000. The decrease resulted primarily from increased interest expense and non-cash depreciation and amortization, and decreased gains on sales of interests in real estate.

Revenues increased by $3.5 million or 15% to $27.0 million for the quarter ended March 31, 2001 from $23.5 million in 2000. Gross revenues from real estate increased to $24.7 million in 2001 from $23.2 million for the quarter ended March 31, 2000. This increase resulted from a $0.7 million increase in base rents, a $0.05 million increase in percentage rents, a $0.6 million increase in expense reimbursements, a $0.05 million increase in lease terminations and a $0.1 million increase in other revenues. Base rents increased due to a $0.6 million increase in retail rents, caused by two properties under development in 2000 now placed in service and higher rents due to new and renewal leases at higher rates in 2001 and less overall vacancies in the retail portfolio. Revenue also increased due to a $0.4 million increase in multifamily rents, caused by rental rate increases and higher occupancy rates. These positive influences are offset by the sale of two properties in 2000 and a $0.3 million decrease in industrial rents, caused by the sale or the industrial property in Alexandria, Va in April 2000. Percentage rents increased due to higher tenant sales levels.

Expense reimbursements increased due to two properties under development in 2000 now placed in service, increased property operating expenses and the charge back of 2000 renovation costs over 10 years at Dartmouth Mall. This is partially offset by the sale of two properties in 2000. Lease terminations increased primarily due to one time fees received from a tenant at Prince George's Plaza. Other revenues increased due to higher retail marketing revenues and increased other revenue from the multifamily properties. PRI's revenue was $2.2 million for the quarter ended March 31, 2001. This entire amount represents an increase in revenues in 2001 because PRI was not consolidated in 2000.

Property operating expenses increased by $0.2 million or 2% to $8.4 million for the quarter ended March 31, 2001 from $8.2 million for the quarter ended March 31, 2000. Payroll expense was unchanged. Real estate and other taxes increased by $0.2 million due to two properties under development in 2000 now placed in service and slightly higher tax rates for properties owned during both periods, partially offset by the sale of two properties in 2000. Utilities increased by $0.1 million due to higher utility rates. Other operating expenses decreased by $0.1 million due to overall expense savings.

Depreciation and amortization expense increased by $0.9 million to $4.6 million for the quarter ended March 31, 2001 from $3.7 million for the quarter ended March 31, 2000. Depreciation and amortization expense for retail properties increased by $0.7 million due to two properties under development in 2000 now placed in service, partially offset by the sale of two properties in 2000. Retail depreciation increased by $0.4 million for properties owned during both periods because of a higher asset base. Of this amount, $0.2 million relates to the 2000 renovation at Dartmouth Mall. Depreciation and amortization expense for multifamily properties increased by $0.2 million due to a higher asset base for properties owned during both periods.

General and administrative expenses increased by $4.2 million to $5.2 million for the quarter ended March 31, 2001 from $1.0 million for the quarter ended March 31, 2000. The primary reason for the increase is due to the consolidation of the Management Company in 2001, which accounted for $3.6 million of the increase. General and administrative expenses also increased primarily due to a $0.5 million increase in payroll and benefits expenses.

Interest expense increased by $0.5 million to $6.3 million for the quarter ended March 31, 2001 from $5.8 million for the quarter ended March 31, 2000. Retail mortgage interest increased by $0.6 million due to a property under development in 2000 now placed in service. Multifamily mortgage interest decreased by $0.1 million due to expected amortization of mortgage balances. Bank loan interest expense was unchanged.

Equity in loss of PREIT-RUBIN, Inc. was $1.5 million in the first quarter of 2000. There was no corresponding amount in 2001 due to the consolidation of PRI in 2001.

Equity in income of partnerships and joint ventures decreased by $0.3 million to $1.4 million in 2001 from $1.7 million in 2000. The decrease was primarily due to increased utility costs and bad debt expenses.

Gains on sales of interests in real estate were $1.8 million and $2.3 million, respectively, in the first quarters of 2001 and 2000 resulting from the sales of the Company's interests in Ingleside Center in 2001 and Park Plaza in 2000.

Same Store Properties

Property level operating income for the quarter ended March 31, 2001 for the properties owned since January 1, 2000 (the "Same Store Properties") increased by $0.5 million or 2.8% over the first quarter of 2000. Retail sector same store growth was approximately $0.8 million or 7.1% due to new and renewal leases at higher rates in 2001 than in 2000, higher occupancy and higher percentage rents. Multifamily sector same store growth was approximately $0.1 million or 0.8% for the quarter ended March 31, 2001 due to revenue increases of 3.6% offset by increases in real estate taxes, utilities and insurance costs. Corporate and other sector same store results decreased by $0.3 million for the quarter ended March 31, 2001 due to the sale of the CVS Warehouse and Distribution Center in 2000.

Set forth below is a schedule comparing the property level net operating income for the Same Store Properties for the quarters ended March 31, 2001 and 2000.

                                               (In thousands)

                                             Three Months Ended
                                       -----------------------------
                                           March 31,       March 31,
                                            2001            2000
                                       -------------   -------------
Retail Sector:
  Revenues                             $      16,940   $      16,152
  Property Operating Expenses                  5,101           5,100
                                       -------------   -------------
  Net Operating Income                 $      11,839   $      11,052
                                       =============   =============
Multifamily Sector:
  Revenues                             $      13,949   $      13,462
  Property Operating Expenses          $       5,771   $       5,348
                                       -------------   -------------
  Net Operating Income                 $       8,178   $       8,114
                                       =============   =============

Cash Flows

During the three months ended March 31, 2001, PREIT generated $9.2 million in cash flow from operating activities. Investing activities during the three months ended March 31, 2001 used cash of $6.0 million including (i) $7.7 million in investments in property under development, (ii) $1.6 million in investments in wholly-owned real estate assets, (iii) $0.8 million in investments in joint ventures and partnerships, offset by (iv) cash proceeds from the sale of a partnership interest of $1.1 million, (v) cash received in connection with the consolidation of PREIT-RUBIN, Inc. of $1.4 million, and (vi) distributions from partnerships in excess of equity in income of $1.7 million. Financing activities provided cash flow of $0.6 million and included (i) $3.5 million proceeds from construction loans, (ii) a mortgage borrowing of $15.0 million and (iii) proceeds from common shares issued of $0.2 million, offset by (iv) $7.1 million of distributions to shareholders and OP unit holders, (v) net Credit Facility repayments of $9.8 million, (vi) principal installments on mortgages of $1.1 million, and (vii) payment of deferred financing costs of $0.1 million.

Contingent Liabilities

PREIT along with certain of its joint venture partners has guaranteed debt totaling $6.1 million.

Also, PREIT and its joint venture partner have jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at March 31, 2001 was $61.2 million and the remaining commitment from the lender was $4.8 for a total credit line of $66.0 million.

Forward-Looking Statements

The matters discussed in this report, as well as news releases issued from time to time by PREIT include use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning PREIT's continuing dividend levels, planned acquisition, development and divestiture activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, availability of adequate funds at reasonable cost, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PREIT's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. PREIT disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There has been no material change in the net financial instrument position or sensitivity to market risk since December 31, 2000 as reported by PREIT in its Form 10-K for the year ended December 31, 2000.

                                     PART II
                                OTHER INFORMATION



Item 5.  Other Information

         PREIT issued a press release on May 9, 2001 containing financial information for the quarter ended March 31, 2001. A copy of the press release is attached hereto as Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit

         99 Press Release, issued May 9, 2001 containing financial information for the quarter ended March 31, 2001.

(b)      Reports on Form 8-K

          On January 4, 2001, PREIT filed a Current Report on Form 8-K reporting the completion of the refinancing of its line of credit with a new credit facility.

                             SIGNATURE OF REGISTRANT



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                                 By  /s/  Ronald Rubin
                                     ---------------------------------
                                     Ronald Rubin
                                     Chief Executive Officer


                                 By  /s/  Edward A. Glickman
                                     ---------------------------------
                                     Edward A. Glickman
                                     Executive Vice President and
                                     Chief Financial Officer


                                 By  /s/  David J. Bryant
                                     ---------------------------------
                                     David J. Bryant
                                     Senior Vice President and Treasurer
                                     (Principal Accounting Officer)

                                 Exhibit Index

Exhibit
Number      Description
------      -----------

  99 Press Release, issued May 9, 2001, containing financial information for the period ended March 31, 2001