Form 10-Q
period 2001-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2001-08-14
CIK 77281

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    June 30, 2001
                               -------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                  1-6300
                      ---------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           Pennsylvania                                                     23-6216339
-----------------------------------------------------------------------    ---------------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

       200 South Broad Street, Third Floor, Philadelphia, PA                                19102-3803
-----------------------------------------------------------------------    ---------------------------------------------
         (Address of principal executive office)                                            (Zip Code)

Registrant's telephone number, including area code                                         (215) 875-0700
                                                                           ---------------------------------------------

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

     Shares of beneficial interest outstanding at August 9, 2001: 15,703,227
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



================================================================================

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------


                                    CONTENTS
                                    --------



                                                                           Page
                                                                           ----

Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--June 30, 2001
      and December 31, 2000                                                 1-2

   Consolidated Statements of Income--Three Months
      and Six Months Ended June 30, 2001 and June 30, 2000                    3

   Consolidated Statements of Cash Flows--Six Months
      Ended June 30, 2001 and June 30, 2000                                   4

   Notes to Unaudited Consolidated Financial Statements                    5-14

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 15-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk           21

Part II.  Other Information                                                  22

Item 1.    Not Applicable                                                     -
                                                                              -
Item 2.    Not Applicable

Item 3.    Not Applicable                                                     -

Item 4.    Submission of Matters to a Vote of Security Holders               22

Item 5.    Other Information                                                 22

Item 6.    Exhibits and Reports on Form 8-K                                  22


Signatures                                                                   23

Exhibits Index                                                               24

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements
         --------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                 (In thousands)

                                                                               (Unaudited)
                                                                                   June 30,            December 31,
                                                                                    2001                  2000
                                                                             -----------------     -----------------
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                    $         251,073     $         249,349
   Retail properties                                                                   335,068               328,637
   Industrial properties                                                                 2,504                 2,504
   Properties under development                                                         37,948                31,776
                                                                             -----------------     -----------------

                  Total investments in real estate                                     626,593               612,266

   Less- Accumulated depreciation                                                     (103,447)              (95,026)
                                                                             -----------------     -----------------

                                                                                       523,146               517,240

INVESTMENT IN AND ADVANCES TO PREIT-RUBIN, INC.                                             --                 8,739

INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES, at equity               16,423                21,470
                                                                             -----------------     -----------------
                                                                                       539,569               547,449
OTHER ASSETS:
   Cash and cash equivalents                                                             9,363                 6,091
   Rents and sundry receivables (net of allowance for doubtful accounts of
     $844 and $733, respectively)                                                        7,254                 7,508
   Deferred costs and other assets, net                                                 33,314                15,615
                                                                             -----------------     -----------------

                                                                             $         589,500     $         576,663
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

                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     ---------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                 (In thousands)


                                                                          (Unaudited)
                                                                             June 30,            December 31,
                                                                              2001                  2000
                                                                       -----------------     -----------------
LIABILITIES:
   Mortgage notes payable                                              $         260,209     $         247,449
   Bank loan payable                                                             103,000               110,300
   Construction loan payable                                                      24,717                24,647
   Tenants' deposits and deferred rents                                            3,378                 3,118
   Accrued pension and retirement benefits                                           945                   992
   Accrued expenses and other liabilities                                         18,040                16,485
                                                                       -----------------     -----------------

                                                                                 410,289               402,991
                                                                       -----------------     -----------------

MINORITY INTEREST                                                                 40,631                29,766
                                                                       -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par; authorized unlimited; issued and outstanding 13,702 shares at June 30, 2001 and 13,628 shares at
     December 31, 2000                                                            13,702                13,628
   Capital contributed in excess of par                                          152,523               151,117
   Restricted stock                                                               (1,681)               (1,812)
   Accumulated other comprehensive income (loss)                                  (2,082)                   --
   Distributions in excess of net income                                         (23,882)              (19,027)
                                                                       ------------------    -----------------

                                                                                 138,580               143,906
                                                                       -----------------     -----------------

                                                                       $         589,500     $         576,663
                                                                       =================     =================


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)
                                   -----------

                                                                          (In thousands, except per share data)
                                                                    Three Months Ended                 Six Months Ended
                                                             -------------------------------------------------------------------
                                                                June 30,         June 30,          June 30,         June 30,
                                                                  2001             2000              2001             2000
                                                             ---------------- ---------------- ----------------- ----------------
REVENUES:
   Real estate revenues
     Base rent                                               $      20,919    $        19,494  $      41,482     $      39,380
     Percentage rent                                                   238                147            571               424
     Expense reimbursements                                          2,278              2,035          5,074             4,240
     Lease termination revenue                                         845              5,557            975             5,637
     Other real estate revenues                                        854                888          1,715             1,661
                                                             -------------    ---------------  -------------     -------------
   Total real estate revenue                                        25,134             28,121         49,817            51,342
   Management company revenue                                        2,313                 --          4,465                --
   Interest and other income                                            91                325            253               556
                                                             -------------    ---------------  -------------     -------------

                                                                    27,538             28,446         54,535            51,898
                                                             -------------    ---------------  -------------     -------------
EXPENSES:
   Property operating expenses
     Property payroll and benefits                                   1,702              1,568          3,481             3,333
     Real estate and other taxes                                     1,884              1,823          3,799             3,575
     Utilities                                                         991                979          2,234             2,138
     Other operating expenses                                        3,493              3,055          6,925             6,558
                                                             -------------    ---------------  -------------     -------------
   Total property operating expenses                                 8,070              7,425         16,439            15,604
   Depreciation and amortization                                     4,386              3,594          8,729             7,182
   General and administrative expenses
     Corporate payroll and benefits                                  3,186                706          6,403             1,166
     Other general and administrative expenses                       2,460                699          4,442             1,275
                                                             -------------    ---------------  -------------     -------------
   Total general and administrative expenses                         5,646              1,405         10,845             2,441
   Interest expense                                                  6,658              5,765         13,246            11,731
                                                             -------------    ---------------  -------------     -------------

                                                                    24,760             18,189         49,259            36,958
                                                             -------------    ---------------  -------------     -------------
     Income before equity in unconsolidated entities,
       gains on sales of interests in real estate and
       minority interest                                             2,778             10,257          5,276            14,940

EQUITY IN LOSS OF PREIT-RUBIN, INC.                                     --             (1,898)            --            (3,387)
EQUITY IN INCOME OF PARTNERSHIPS
   AND JOINT VENTURES                                                1,370              1,808          2,815             3,480
GAINS ON SALES OF INTERESTS IN REAL
   ESTATE                                                              301              6,648          2,107             8,911
                                                             -------------    ---------------  -------------     -------------

     Income before minority interest                                 4,449             16,815         10,198            23,944

MINORITY INTEREST IN OPERATING
PARTNERSHIP                                                           (543)            (1,732)        (1,199)           (2,471)
                                                             -------------    ---------------  -------------     -------------

NET INCOME                                                   $       3,906    $        15,083  $       8,999     $      21,473
                                                             =============    ===============  =============     =============

BASIC INCOME PER SHARE                                       $        0.29    $          1.13  $        0.66     $        1.61
                                                             =============    ===============  =============     =============

DILUTED INCOME PER SHARE                                     $        0.29    $          1.13  $        0.66     $        1.61
                                                             =============    ===============  =============     =============

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                   (Unaudited)
                                   -----------

                                                                                        Six Months Ended
                                                                                --------------------------------
                                                                                    June 30,           June 30,
                                                                                     2001                2000
                                                                                -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $       8,999       $      21,473
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest, net of distributions                                             --               1,013
       Depreciation and amortization                                                    8,729               7,182
       Amortization of deferred financing costs                                           380                 245
       Provision for doubtful accounts                                                    100                 429
       Amortization of deferred compensation                                              596                  --
       Gains on sales of interests in real estate                                      (2,107)             (8,911)
       Equity in loss of PREIT-RUBIN, Inc.                                                 --               3,387
       Change in assets and liabilities-
         Net change in other assets                                                    (4,548)             (2,093)
         Net change in other liabilities                                                2,899                 197
                                                                                -------------       -------------
                  Net cash provided by operating activities                            15,048              22,922
                                                                                -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                             (2,473)            (13,141)
   Investments in property under development                                          (10,638)             (9,342)
   Investment in and advances to PREIT-RUBIN, Inc.                                         --              (2,430)
   Investments in partnerships and joint ventures                                        (967)             (2,136)
   Cash proceeds from sale of interest in partnership                                   1,080               2,940
   Cash proceeds from sale of interest in wholly-owned real estate                      1,808               7,631
   Net cash received from PREIT-RUBIN, Inc.                                             1,616                  --
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                      6,740                 483
                                                                                -------------       -------------
                  Net cash used in investing activities                                (2,834)            (15,995)
                                                                                --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                    (2,240)             (2,237)
   Proceeds from mortgage note payable                                                 15,000                  --
   Proceeds from construction loans payable                                                70               8,017
   Net (payment) borrowing from credit facility                                        (7,300)              1,200
   Shares of beneficial interest issued                                                   535                 374
   Payment of deferred financing costs                                                   (419)                 --
   Distributions paid to shareholders                                                 (13,854)            (12,549)
   Distributions paid to OP Unit holders in excess of minority interest                  (734)                 --
                                                                                --------------      --------------
              Net cash used in financing activities                                    (8,942)             (5,195)
                                                                                --------------      --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               3,272               1,732

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          6,091               7,165
                                                                                -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       9,363       $       8,897
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                         SIX MONTHS ENDED JUNE 30, 2001
                         ------------------------------

                                   (Unaudited)
          (In thousands, except per share data unless otherwise noted)


1.     BASIS OF PRESENTATION:
       ----------------------

Pennsylvania Real Estate Investment Trust ("PREIT" or the "Company") prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT's latest annual report on Form 10-K. In management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

PREIT is organized as a Pennsylvania business trust, and is a fully integrated self-administrated and self-managed real estate investment trust.

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, and as of June 30, 2001, held an 87.9% interest in the Operating Partnership.

Certain prior period amounts have been reclassified to conform with current period presentation.

2.    INVESTMENT IN PREIT-RUBIN, INC.:
      --------------------------------

In January 2001, PREIT Services, LLC ("Services") was created to develop, manage and lease properties wholly-owned by the Company. Services is wholly-owned by the Operating Partnership and is consolidated by the Company. As such, Services does not charge management, development or leasing fees to the Company's wholly-owned properties as they would be eliminated in consolidation.

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

PRI is responsible for various activities, including management, leasing and real estate development for certain properties in which the Company is a joint venture partner, for properties owned by third parties and, prior to January 1, 2001, for certain of PREIT's properties. Prior to January 1, 2001, PREIT's properties paid management fees of $0.2 million and $0.4 million, respectively, and leasing and development fees of $0.3 million and $0.4 million, respectively, to PRI, for the quarter and six months ended June 30, 2000.

Leasing and development fees paid by PREIT's properties to PRI were capitalized and amortized to expense in accordance with PREIT's normal accounting policies. Intercompany profits earned by PRI related to such activities were deferred and amortized to income over the same periods as such expenses were amortized.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of PREIT and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $0.7 million and $1.2 million for the three and six-month periods ended June 30, 2001, respectively, and $0.9 million and $1.6 million for the three and six-month periods ended June 30, 2000.

Summarized unaudited financial information for PRI as of and for the three and six-month periods ended June 30, 2000 is as follows:

                                                For the Three          For the Six
                                                 Months Ended          Months Ended
                                                June 30, 2000          June 30, 2000
                                                -------------         --------------
       Total assets                             $       5,389         $        5,389
                                                =============         ==============

       Management fees                          $         991         $        1,981

       Leasing commissions                                987                  1,933

       Development fees                                   117                    179

       Other revenue                                      719                  1,108
                                                -------------         --------------

       Total revenue                            $       2,814         $        5,201
                                                =============         ==============

       Net loss                                 $       1,901         $        3,412
                                                =============         ==============

       PREIT's share of net loss                $       1,898         $        3,387
                                                =============         ==============

Financial information for 2001 is not presented because PRI is consolidated as of January 1, 2001.

3.    INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:
      -----------------------------------------------

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 16 partnerships and joint ventures (including 3 properties with development activity) at June 30, 2001, and 17 partnerships and joint ventures (including 3 properties with development activity) at December 31, 2000, and PREIT's equity in income for the three and six-months ended June 30, 2001 and 2000:

                                                                              June 30,           December 31,
                                                                                2001                 2000
                                                                         ----------------     -----------------
                        ASSETS
                        ------

Investments in real estate, at cost:
   Multifamily properties                                                $         57,447     $          57,200
   Retail properties                                                              419,192               410,745
   Properties under development                                                    15,310                28,477
                                                                         ----------------     -----------------

           Total investments in real estate                                       491,949               496,422

Less:  Accumulated depreciation                                                   (83,640)              (78,025)
                                                                         -----------------    ------------------
                                                                                  408,309               418,397
Cash and cash equivalents                                                           2,825                 5,788

Deferred costs, prepaid real estate taxes and expenses, and other
   assets, net                                                                     47,480                56,012
                                                                         ----------------     -----------------

           Total assets                                                           458,614               480,197
                                                                         ----------------     -----------------


           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------

Mortgage notes payable                                                            333,077               327,684

Construction loans payable                                                         62,400                61,857

Other liabilities                                                                  20,254                33,127
                                                                         ----------------     -----------------

                  Total liabilities                                               415,731               422,668
                                                                         ----------------     -----------------

Net equity                                                                         42,883                57,529

Less: Partners' share                                                             (26,715)              (36,578)
                                                                         -----------------    ------------------

Investment in partnerships and joint ventures                                      16,168                20,951

Advances                                                                              255                   519
                                                                         ----------------     -----------------

Investment in and advances to partnerships and joint ventures            $         16,423     $          21,470
                                                                         ================     =================


               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                         Three Months Ended                        Six Months Ended
                                                ----------------------------------       ------------------------------------
                                                    June 30,           June 30,             June 30,            June 30,
                                                      2001               2000                 2001                2000
                                                ---------------    ---------------       ---------------    -----------------

Gross revenues from real estate                 $        23,082    $      19,343         $        45,145    $         35,767
                                                ---------------    -------------         ---------------    ----------------

Expenses:
    Property operating expenses                           8,050            6,255                  16,035              11,723
    Mortgage and bank loan interest                       7,404            6,503                  14,689              11,617
    Refinancing prepayment penalty                          510               --                     510                  --
    Depreciation and amortization                         4,480            3,217                   8,627               5,713
                                                ---------------    -------------         ---------------    ----------------
                                                         20,444           15,975                  39,861              29,053
                                                ---------------    -------------         ---------------    ----------------

                                                          2,638            3,368                   5,284               6,714

Partners' share                                          (1,268)          (1,560)                 (2,469)             (3,234)
                                                ----------------   -------------         ----------------   ----------------

   Equity in income of partnerships and joint
     ventures
                                                $         1,370    $       1,808         $         2,815    $          3,480
                                                ===============    =============         ===============    ================

4.     EARNINGS PER SHARE:
       ------------------

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between Basic and Diluted Earnings Per Share is shown below:

                                                        Three Months Ended                       Six Months Ended
                                                --------------------------------        -----------------------------------
                                                    June 30,           June 30,             June 30,            June 30,
                                                      2001               2000                 2001                2000
                                                ---------------    -------------         ---------------    ---------------
Net income                                      $         3,906    $      15,083         $         8,999    $        21,473
                                                ===============    =============         ===============    ===============

Weighted average shares outstanding                      13,692           13,385                  13,680             13,362
Effect of share options issued                               23               --                       5                  1
                                                ---------------    -------------         ---------------    ---------------
Total weighted average shares outstanding                13,715           13,385                  13,685             13,363
                                                ===============    =============         ===============    ===============

Net income per share - Basic                    $          0.29   $         1.13        $           0.66   $           1.61
                                                ===============   ==============        ================   ================

Net income per share - Diluted                  $          0.29   $         1.13        $           0.66   $           1.61
                                                ===============   ==============        ================   ================

5.    DISTRIBUTIONS:
      --------------

The per-share amount declared at the date of this report and the per-share amount declared in the comparable period for distribution are as follows:

                                                                                             Amount
                   Date Declared              Record Date            Payment Date          per Share
                   -------------              -----------            ------------          ---------

                   July 13, 2000            August 31, 2000        September 15, 2000        $0.47

                   July 16, 2001            August 31, 2001        September 17, 2001        $0.51

6.    CASH FLOW INFORMATION:
      ----------------------

Cash paid for interest was $12.1 million (net of capitalized interest of $1.6 million) and $11.2 million (net of capitalized interest of $1.7 million) for the six months ended June 30, 2001 and 2000, respectively.

Significant non-cash transactions for the six months ended June 30, 2001 include the following:

The Company issued OP units valued at $6.0 million in connection with the acquisition of land on which the Christiana Power Center (Phase I) is built.

The Company issued OP units valued at $3.2 million in connection with the Contribution Agreement (see Note 8) earn-out provisions.

7.    DISPOSITIONS:
      ------------

In January 2001, a partnership in which the Company owns a 50% interest, sold an undeveloped parcel of land adjacent to the Metroplex Shopping Center, which is owned by the partnership, for approximately $7.6 million. The Company recorded a nominal gain on the land sale.

In March 2001, the Company sold its interest in the Ingleside Center, located in Thorndale, PA for $5.1 million. The Company's proportionate share of the gain on the sale was approximately $1.8 million.

In May 2001, the Company sold its interest in a parcel of land located at the Paxton Towne Centre in Harrisburg, PA for approximately $6.3 million, resulting in a gain of $1.3 million.

In June 2001, the Company sold its interest in a parcel of land at the Florence Commons Shopping Center in Florence, SC. The Company received cash at the closing of approximately $1.3 million, and will receive a development fee of $1.5 million for the construction of the store that will be built on the site, for total proceeds from the transaction, upon completion of the development, of $2.8 million. The Company recorded a loss of $1.0 million on the transaction.

8.    COMMITMENTS AND CONTINGENCIES:
      ------------------------------

Environmental matters have arisen at certain properties in which PREIT has an interest for which reserves have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the acquisition of The Rubin Organization in 1997, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P., (PREIT's operating partnership) to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of June 30, 2001, 497,500 of the 800,000 OP units for the period covering October 1, 1997 to December 31, 2000 had been earned. These OP units earned resulted in an additional purchase price of approximately $8.9 million. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At June 30, 2001, PREIT had commitments of approximately $28.2 million to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

9.    REFINANCING:
      ------------

In January 2001, the mortgage on Eagle's Nest Apartments in Coral Springs, FL, was refinanced. The $15.0 million mortgage has a 10-year term and bears interest at the rate of 7.52% per annum.

In May 2001, the mortgage on Countrywood Apartments in Tampa, FL was refinanced. The Company owns a 50% interest in Countrywood Apartments. The Company's share of the net proceeds of $4.3 million from the refinancing was used to pay down debt. The mortgage has a 10-year term and bears interest at the rate of 6.81% per annum.

10.   SEGMENT INFORMATION:
      --------------------

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

The chief operating decision making group for the Company's retail, multifamily, development and other and corporate segments is comprised of the Company's chief executive officer, president and the lead executives of each segment. The segments are managed separately because they each represent a specific property type, as well as properties under development and corporate services.


(In thousands)
                                                                    Development                            Adjustments
                                                                       and                                  to Equity      Total
Three Months Ended                          Retail    Multifamily     Other      Corporate     Total         Method     Consolidated
-------------------                        --------   -----------     -----      ---------   ---------     -----------  ------------
June 30, 2001
-------------
Real estate operating revenues             $ 19,960   $  14,025     $     80      $      --    $  34,065    $  (8,931)   $   25,134
Real estate operating expenses                5,123       5,897            2             --       11,022       (2,952)        8,070
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Net operating income                         14,837       8,128           78             --       23,043       (5,979)       17,064
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Management company revenues                      --          --           --          2,313        2,313           --         2,313
Interest income                                  --          --           --             91           91           --            91
General and administrative expenses              --          --           --         (5,646)      (5,646)          --        (5,646)
                                           --------   ---------     --------      ---------    ---------    ---------    ----------

EBIDTA                                      14,837        8,128           78         (3,242)      19,801       (5,979)       13,822
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Interest expense                             (5,848)     (3,674)          --             --       (9,522)       2,864        (6,658)
Depreciation and amortization                (3,756)     (2,362)         (13)            --       (6,131)       1,745        (4,386)
Gains on sales of interests in real
   estate                                       301          --                          --          301           --           301
Minority interest in operating
   partnership                                   --          --           --           (543)        (543)          --          (543)
Equity in income of partnerships and
   joint ventures                                --          --           --             --           --        1,370         1,370
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Net income                                 $  5,534   $   2,092     $     65      $  (3,785)   $   3,906    $      --    $    3,906
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Investments in real estate, at cost        $483,346   $ 279,930     $ 48,357      $      --    $ 811,633    $(185,040)   $  626,593
                                           --------   ---------     --------      ---------    ---------    ---------   ----------
Total assets                               $460,390   $ 208,770     $ 46,409      $  26,063    $ 741,632    $(152,132)   $  589,500
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Recurring capital expenditures             $     --   $     450     $     --      $      --    $     450    $     (63)   $      387
                                           --------   ---------     --------      ---------    ---------    ---------    ----------

Three Months Ended                                                  Development                             Adjustments
-------------------                                                   and                                    to Equity      Total
June 30, 2000                                Retail   Multifamily     Other       Corporate    Total         Method     Consolidated
-------------                              ---------  -----------     -----       ---------  ---------     -----------  ------------
Real estate operating revenues             $ 17,774   $  13,467     $  4,167      $      --    $  35,408    $  (7,287)   $   28,121
Real estate operating expense                 4,092       5,479           34             --        9,605       (2,180)        7,425
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Net operating income                         13,682       7,988        4,133             --       25,803       (5,107)       20,696
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
General and administrative expenses              --          --           --         (1,405)      (1,405)          --        (1,405)
Interest income                                  --          --           --            325          325           --           325
PRI net operating loss                           --          --           --         (1,437)      (1,437)       1,437            --
                                           --------   ---------     --------      ----------   ---------    ---------    ----------
EBIDTA                                       13,682       7,988        4,133         (2,517)      23,286       (3,670)       19,616
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Interest expense                             (4,344)     (3,454)          --           (377)      (8,175)       2,410        (5,765)
Depreciation and amortization                (2,653)     (2,065)         (13)          (213)      (4,944)       1,350        (3,594)
Gains on sales of interests in real
   estate                                        --          --        6,648             --        6,648           --         6,648
Minority interest in operating
   partnership                                   --          --           --         (1,732)      (1,732)          --        (1,732)
Equity in interest of partnerships and
   joint ventures                                --          --           --             --           --        1,808         1,808
Equity in loss of PRI                            --          --           --             --           --       (1,898)       (1,898)
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Net income                                 $  6,685   $   2,469     $ 10,768      $  (4,839)   $  15,083    $      --    $   15,083
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Investments in real estate, at cost        $404,142   $ 276,018     $ 96,440      $      --    $ 776,600    $(175,986)   $  600,614
                                           --------   ---------     --------      ---------    ---------    ---------    -----------
Total assets                               $384,423   $ 216,262     $ 94,985      $  13,833    $ 709,503    $(141,598)   $  567,905
                                           --------   ---------     --------      ---------    ---------    ---------    ----------
Recurring capital expenditures             $    184   $     780     $     --      $      --    $     964    $    (162)   $      802
                                           --------   ---------     --------      ---------    ---------    ---------    ----------


(In thousands)
                                                                   Development                            Adjustments
                                                                      and                                   to Equity       Total
Six Months Ended                             Retail    Multifamily   Other       Corporate      Total        Method     Consolidated
-----------------                          ---------   -----------   -----       ---------    ---------   -----------   ------------
June 30, 2001
-------------
Real estate operating revenues             $ 39,213   $   27,975    $    159      $      --   $   67,347   $ (17,530)   $   49,817
Real estate operating expenses               10,720       11,668           5             --       22,393      (5,954)       16,439
                                           --------   ----------    --------      ---------   ----------   ---------    ----------
Net operating income                         28,493       16,307         154             --       44,954     (11,576)       33,378
                                           --------   ----------    --------      ---------   ----------   ---------    ----------
Management company revenues                      --           --          --          4,465        4,465          --         4,465
Interest income                                  --           --          --            253          253          --           253
General and administrative expenses              --           --          --        (10,845)     (10,845)         --       (10,845)
                                           --------   ----------    --------      ---------   ----------   ---------    ----------

EBIDTA                                       28,493       16,307         154         (6,127)      38,827     (11,576)       27,251
                                           --------   ----------    --------      ---------   ----------   ----------   ----------
Interest expense                            (11,349)      (7,019)         --           (291)     (18,659)      5,413       (13,246)
Depreciation and amortization                (7,377)      (4,674)        (26)            --      (12,077)      3,348        (8,729)
Gains on sales of interests in real
   estate                                     2,107           --          --             --        2,107          --         2,107
Minority interest in operating
   partnership                                   --           --          --         (1,199)      (1,199)         --        (1,199)
Equity in income of partnerships and
   joint ventures                                --           --          --             --           --       2,815         2,815
                                           --------   ----------    --------      ---------   -----------  ---------    ----------
Net income                                 $ 11,874   $   4,614     $    128      $  (7,617)  $    8,999   $      --    $    8,999
                                           ---------  ----------    --------      ---------   ----------   ---------    ----------
Investments in real estate, at cost        $483,346   $  279,930    $ 48,357      $      --   $  811,633   $(185,040)   $  626,593
                                           ---------  ----------    --------      ---------   ----------   ---------    -----------
Total assets                               $460,390   $  208,770    $ 46,409      $  26,063   $  741,632   $(152,132)   $  589,500
                                           --------  ----------     --------      ---------   ----------   ---------    ----------
Recurring capital expenditures             $     --   $      450    $     --      $      --   $      450   $    (63)    $      387
                                           --------   ----------    --------      ---------   ----------   ---------    ----------


Six Months Ended                                                   Development                            Adjustments
-----------------                                                      and                                 to Equity       Total
June 30, 2000                                Retail   Multifamily     Other      Corporate      Total        Method     Consolidated
-------------                              ---------  -----------    -----       ---------   -----------   -----------  ------------
Real estate operating revenues             $ 34,463   $   26,929    $  4,545      $      --   $   65,937   $ (14,595)   $   51,342
Real estate operating expense                 9,290       10,826          39             --       20,155      (4,551)       15,604
                                           --------   ----------    --------      ---------   ----------   ---------    ----------
Net operating income                         25,173       16,103       4,506             --       45,782     (10,044)       35,738
                                           --------   ----------    --------      ---------   ----------   ---------    ----------
General and administrative expenses              --           --          --         (2,441)      (2,441)         --        (2,441)
Interest income                                  --           --          --            556          556          --           556
PRI net operating loss                           --           --          --         (2,567)      (2,567)      2,567            --
                                           --------   ----------    --------      ----------  ----------   ---------    ----------
EBIDTA                                       25,173       16,103       4,506         (4,452)      41,330      (7,477)       33,853
                                           --------   ----------    --------      ---------   ----------   ---------    ----------
Interest expense                             (8,735)      (7,007)         --           (728)     (16,470)      4,739       (11,731)
Depreciation and amortization                (5,319)      (4,084)        (37)          (387)      (9,827)      2,645        (7,182)
Gains on sales of interests in real
   estate                                     2,263           --       6,648             --        8,911          --         8,911
Minority interest in operating
   partnership                                   --           --          --         (2,471)      (2,471)         --        (2,471)
Equity in interest of partnerships and
   joint ventures                                --           --          --             --           --       3,480         3,480
Equity in loss of PRI                            --           --          --             --           --      (3,387)       (3,387)
                                           --------   ----------    --------      ---------   ----------   ---------    ----------
Net income                                 $ 13,382   $    5,012    $ 11,117      $  (8,038)  $   21,473   $      --    $   21,473
                                           --------   ----------    --------      ----------  ----------   ---------    ----------
Investments in real estate, at cost        $404,142   $  276,018    $ 96,440      $      --   $  776,600   $(175,986)   $  600,614
                                           --------   ----------    --------      ---------   ----------   ---------    ----------
Total assets                               $384,423   $  216,262    $ 94,985      $  13,833   $  709,503   $(141,598)   $  567,905
                                           --------   ----------    --------      ---------   ----------   ---------    ----------
Recurring capital expenditures             $    303   $    1,484    $     --      $      --   $    1,787   $    (323)   $    1,464
                                           --------   ----------    --------      ---------   ----------   ---------    ----------

11.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
      ----------------------------------------------

Significant Accounting Policies: Derivative Financial Instruments In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with unrealized gains and losses reported to earnings.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Accounting Changes: Standards Implemented and Transition Adjustment On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $0.6 million; and an adjustment of $0.6 million to accumulated other comprehensive loss, which are gains and losses not affecting retained earnings. The Company recorded additional other comprehensive loss of $1.4 million to recognize the change in value during the six-month periods ending June 30, 2001. The Company recorded other comprehensive income of $0.2 million to recognize the change in value in the second quarter of 2001.

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

The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained any material adverse effect on its net income or financial position from the use of derivatives.

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

As of June 30, 2001, $2.1 million in deferred losses were included in accumulated other comprehensive income/loss, a shareholders' equity account.

The following tables summarize the notional values and fair values of the Company's derivative financial instruments at June 30, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

   Hedge Type                       Notional Value     Interest Rate             Maturity        Fair Value
   -----------                      --------------     -------------             --------      --------------
   1.)  Swap - Cash Flow             $20.0 million         6.02%                 12/15/03      ($0.6 million)
   2.)  Swap - Cash Flow             $55.0 million         6.00%                 12/15/03      ($1.5 million)

On June 30, 2001, the derivative instruments were reported at their fair value as a liability of $2.1 million.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $0.8 million of the current balance held in accumulated other comprehensive income/loss.

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

12.   RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, which is effective January 1, 2002, changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test approach on an annual basis. PREIT has not yet quantified the impact, if any, of SFAS No. 142 on its consolidated financial statements.

13.   SUBSEQUENT EVENTS
      -----------------

On July 11, 2001, the Company completed a public offering of 2.0 million shares of beneficial interest at a price of $23.00 per share. At the completion of the public offering the Company had approximately 15.7 million shares outstanding. Net proceeds to the Company from the offering after deducting the underwriting discount of $1.5 million and other expenses of the offering of approximately $0.3 million were approximately $44.2 million, of which $20.7 million were used to repay an existing construction loan and $16.5 million of outstanding indebtedness under the Company's Credit Facility.

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------

                            AND RESULTS OF OPERATIONS
                            -------------------------

Overview
--------

The Company owns interests in 22 shopping centers containing an aggregate of approximately 10.7 million square feet, 19 multifamily properties containing 7,242 units and four industrial properties with an aggregate of approximately 300,000 square feet. The Company also owns interest in six shopping centers currently under development, which are expected to contain an aggregate of approximately 1.6 million square feet upon completion.

The Company also provides management, leasing and development services to 19 retail properties containing approximately 8.3 million square feet, seven office buildings containing approximately 1.9 million square feet and two multifamily properties with 137 units for affiliated and third-party owners.

The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). In the second quarter of 2001, the Company continued this trend with six retail properties in its development pipeline, and same store net operating income growth of 4.7% and 1.8% in the retail and multifamily sectors, respectively, excluding the impact of lease termination fees in the retail sector.

Acquisitions and Dispositions
-----------------------------

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

In March 2001, the Company sold its interest in the Ingleside Center, located in Thorndale, PA for $5.1 million. The Company's proportionate share of the gain on the sale of the property was approximately $1.8 million.

In May 2001, the Company sold a parcel of land at Paxton Towne Centre in Harrisburg, PA for $6.3 million resulting in a gain of $1.3 million.

In June 2001, the Company sold a parcel of land at its Florence Commons Shopping Center in Florence, SC. The Company received cash at the closing of approximately $1.3 million, and will receive a development fee of $1.5 million for the construction of the store that will be built on the site, for total proceeds from the transaction, upon completion of the development, of $2.8 million. The Company recorded a loss on this transaction of $1.0 million.

Development, Expansions and Renovations
---------------------------------------

PREIT is involved in a number of development and redevelopment projects that may require equity funding by PREIT or third-party debt or equity financing. In each case, PREIT will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, PREIT's flexibility in funding the project may be governed by the joint venture agreement and the Company's Credit Facility covenants which limit the use of borrowed funds in joint venture projects.

In June 2001, the Company entered into agreements to take over the management and leasing operations of two retail properties and one apartment complex. Starting on July 15, 2001, the Company is managing the 837,000 square-foot Harrisburg East Mall, located in Harrisburg, PA and owned by the Prudential Insurance Company of America. Starting on January 1, 2002, the Company will also manage the 250,000 square foot Home Depot Plaza, located in Clifton Heights, PA. In addition, beginning on January 1, 2002, the Company will manage and lease a 233-unit apartment complex located in West Chester, PA, which is owned by a partnership between the Company and another entity.

Equity Offering
---------------

On July 11, 2001, The Company issued, through a public offering, 2.0 million shares of beneficial interest at a price of $23.00 per share. The sole underwriter of the offering was Lehman Brothers. Net proceeds from the offering after deducting the underwriting discount of $1.5 million and other expenses of the offering of approximately $0.3 million were approximately $44.2 million. Proceeds from the offering of $20.7 million were used to repay an existing construction loan and $16.5 million of outstanding indebtedness under the Company's Credit Facility (see below).

The Credit Facility
-------------------

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

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of EBITDA to Debt Service and Interest expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at June 30, 2001; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of June 30, 2001, the Company was in compliance with all debt covenants.

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

At June 30, 2001, the Company had borrowed $103.0 million against its Revolving Facility and had pledged $5.6 million under the Revolving Facility as collateral for several letters of credit. The proceeds of the borrowings were used to fund acquisitions from 1997 to 2000 and several development projects. Of the unused portion of the Revolving Facility of approximately $66.4 million, as of June 30, 2001, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $3.8 million based on the existing property collateral pool. Subsequent repayments of $16.5 million of the amounts outstanding under the Credit Facility and a reduction of the Company's letters of credit of $4.5 million increased the amount the Company may borrow to $24.8 million.

Commitments
-----------

At June 30, 2001, the Company had approximately $28.2 million committed to complete current development and redevelopment projects, which is expected to be financed through the Construction Facility. In connection with certain development properties, including those development properties acquired as part of the Company's acquisition of The Rubin Organization, the Company may be required to issue additional units of limited partner interest in its operating partnership ("OP Units") upon the achievement of certain financial results.

Results of Operations
---------------------

Quarter Ended June 30, 2001 and 2000
------------------------------------

Net income decreased by $11.2 million to $3.9 million ($0.29 per share) for the quarter ended June 30, 2001 as compared to $15.1 million ($1.13 per share) for the quarter ended June 30, 2000. The decrease resulted primarily from decreased gains on sales of interest in real estate and lease termination fees.

Revenues decreased by $0.9 million or 3% to $27.5 million in the quarter ended June 30, 2001 from $28.4 million for the quarter ended June 30, 2000. Gross revenues from real estate decreased to $25.1 million for the quarter ended June 30, 2001 from $28.1 million for the quarter ended June 30, 2000. This decrease resulted from a $4.8 million decrease in lease termination fees from $5.6 million in 2000 to $0.8 million in 2001. Lease termination fees in 2000 included the $4.0 million fee received in connection with the sale of the CVS Warehouse and Distribution Center. Amounts offsetting this decrease are a $1.4 million increase in base rents, a $0.1 million increase in percentage rents and a $0.3 million increase in expense reimbursements. Base rents increased due to a $1.0 million increase in retail rents, resulting from two properties under development in 2000 now placed in service, and higher rents due to new and renewal leases at higher rates in 2001. These positive influences are offset by the sale of two retail properties that were owned during the second quarter of 2000 and sold in the third quarter of 2000. Base rents also increased due to a $0.5 million increase in multifamily rents, resulting from rental rate increases and higher occupancy rates. Industrial property base rents decreased $0.1 million due to the sale of the CVS Warehouse and Distribution Center in 2000. Percentage rents increased due to higher tenant sales levels. Expense reimbursements increased due to two properties under development in 2000 now placed in service, increased property operating expenses and the charge back of 2000 renovation costs over 10 years at Dartmouth Mall. This is partially offset by the sale of two properties in 2000. PRI's revenue was $2.3 million for the quarter ended June 30, 2001. This entire amount represents an increase in revenues in 2001 because PRI was not consolidated in 2000. Interest and other income decreased by $0.2 million because of lower cash balances in 2001 generating less interest income.

Property operating expenses increased by $0.7 million or 9% to $8.1 million for the quarter ended June 30, 2001 from $7.4 million for the quarter ended June 30, 2000. Payroll expense increased $0.1 million. Real estate and other taxes increased by $0.1 million as two properties under development in 2000 were placed in service and slightly higher tax rates for properties owned during both periods, partially offset by the sale of two properties in 2000. Utilities were unchanged. Other operating expenses increased by $0.5 million due to increased repairs and maintenance expenses and increased insurance expenses.

Depreciation and amortization expense increased by $0.8 million to $4.4 million for the quarter ended June 30, 2001 from $3.6 million for the quarter ended June 30, 2000. Depreciation and amortization expense for retail properties increased by $0.6 million due to two properties under development in 2000 now placed in service, partially offset by the sale of two properties in 2000. Retail depreciation increased by $0.4 million for properties owned during both periods because of a higher asset base. Of this amount, $0.2 million relates to the 2000 renovation at Dartmouth Mall. Depreciation and amortization expense for multifamily properties increased by $0.2 million due to a higher asset base for properties owned during both periods.

General and administrative expenses increased by $4.2 million to $5.6 million for the quarter ended June 30, 2001 from $1.4 million for the quarter ended June 30, 2000. The primary reason for the increase is due to the consolidation of PRI in 2001, which accounted for $3.6 million of the increase. General and administrative expenses also increased primarily due to a $0.5 million increase in payroll and benefits expenses, as well as minor increases in several other expense categories.

Interest expense increased by $0.9 million to $6.7 million for the quarter ended June 30, 2001 from $5.8 million for the quarter ended June 30, 2000. Retail mortgage interest increased by $0.6 million due to a property under development in 2000 now placed in service. Multifamily mortgage interest decreased by $0.1 million due to expected amortization of mortgage balances. Bank loan interest expense increased by $0.4 million due to a higher borrowing base and because development assets were placed into service.

Equity in loss of PREIT-RUBIN, Inc. was $1.9 million in the quarter ended June 30, 2000. There was no corresponding amount in 2001 due to the consolidation of PRI in 2001.

Equity in income of partnerships and joint ventures decreased by $0.4 million to $1.4 million in the quarter ended June 30, 2001 from $1.8 million in the quarter ended June 30, 2000. The decrease was primarily due to increased interest and bad debt expenses.

Gains on sales of interests in real estate were $0.3 million and $6.6 million, respectively, in the second quarter of 2001 and 2000 resulting from the sales of the land parcels at Florence Commons Shopping Center and Paxton Towne Centre in the second quarter of 2001 and the CVS Warehouse and Distribution Center in the second quarter of 2000.

Six Month Period Ended June 30, 2001 and 2000
---------------------------------------------

Net income decreased by $12.5 million to $9.0 million ($0.66 per share) for the six-month period ended June 30, 2001 as compared to $21.5 million ($1.61 per share) for the six-month period ended June 30, 2000. The decrease resulted primarily from increased interest expense, non-cash depreciation and amortization, and decreased gains on sales of interests in real estate and lease termination fees.

Revenues increased by $2.6 million or 5% to $54.5 million in the six-month period ended June 30, 2001 from $51.9 million for the six-month period ended June 30, 2000. Gross revenues from real estate decreased to $49.8 million for the six-month period ended June 30, 2001 from $51.3 million in 2000. This decrease resulted from a $4.6 million decrease in lease termination fees from $5.6 million in 2000 to $1.0 million in 2001. Lease termination fees in 2000 included the $4.0 million fee received in connection with the sale of the CVS Warehouse and Distribution Center. Offsetting this decrease are a $2.1 million increase in base rents, a $0.1 million increase in percentage rents, a $0.8 million increase in expense reimbursements, and a $0.1 million increase in other revenues. Base rents increased due to a $1.6 million increase in retail rents, resulting from two properties under development in 2000 now placed in service and higher rents due to new and renewal leases at higher rates in 2001. These positive influences are offset by the sale of two retail properties that were owned during the second quarter of 2000 and sold in the third quarter of 2000. Base rents also increased due to a $0.8 million increase in multifamily rents, resulting from rental rate increases and higher occupancy rates. Industrial rents decreased $0.3 million due to the sale of the CVS Warehouse and Distribution Center in Alexandria, Va in April 2000. Percentage rents increased due to higher tenant sales levels. Expense reimbursements increased due to two properties under development in 2000 now placed in service, increased property operating expenses and the charge back of 2000 renovation costs over 10 years at Dartmouth Mall. This is partially offset by the sale of two properties in 2000. Other revenues increased due to increased miscellaneous income from the multifamily properties. PRI's revenue was $4.4 million for the six-month period ended June 30, 2001. This entire amount represents an increase in revenues in 2001 because PRI was not consolidated in 2000. Interest and other income decreased $0.3 million due to lower cash balances in 2001 generating less interest income.

Property operating expenses increased by $0.8 million or 5% to $16.4 million for the six-month period ended June 30, 2001 from $15.6 million for the six-month period ended June 30, 2000. Payroll expense increased $0.2 million due to normal salary increases. Real estate and other taxes increased by $0.2 million due to two properties under development in 2000 now placed in service and slightly higher tax rates for properties owned during both periods, partially offset by the sale of two properties in 2000. Utilities increased by $0.1 million due to higher utility rates. Other operating expenses increased by $0.3 million due to increased repairs and maintenance expenses.

Depreciation and amortization expense increased by $1.5 million to $8.7 million for the six-month period ended June 30, 2001 from $7.2 million for the six-month period ended June 30, 2000. Depreciation and amortization expense for retail properties increased by $1.2 million due to two properties under development in 2000 now placed in service, partially offset by the sale of two properties in 2000. Retail depreciation increased by $0.8 million for properties owned during both periods because of a higher asset base. Of this amount, $0.3 million relates to the 2000 renovation at Dartmouth Mall. Depreciation and amortization expense for multifamily properties increased by $0.3 million due to a higher asset base for properties owned during both periods.

General and administrative expenses increased by $8.4 million to $10.8 million for the six-month period ended June 30, 2001 from $2.4 million for the six-month period ended June 30, 2000. The primary reason for the increase is due to the consolidation of PRI in 2001, which accounted for $7.2 million of the increase. General and administrative expenses also increased primarily due to a $1.0 million increase in payroll and benefits expenses as well as minor increases in several other expense categories.

Interest expense increased by $1.5 million to $13.2 million for the six-month period ended June 30, 2001 from $11.7 million for the six-month period ended June 30, 2000. Retail mortgage interest increased by $1.2 million due to a property under development in 2000 now placed in service. Multifamily mortgage interest decreased by $0.2 million due to expected amortization of mortgage balances. Bank loan interest expense increased by $0.5 million due to a larger amount outstanding under the Credit Facility and due to development assets being placed into service

Equity in loss of PREIT-RUBIN, Inc. was $3.4 million in the first six months of 2000. There was no corresponding amount in 2001 due to the consolidation of PRI in 2001.

Equity in income of partnerships and joint ventures decreased by $0.7 million to $2.8 million in the six-month period ended June 30, 2001 from $3.5 million in the six-month period ended June 30, 2000. The decrease was primarily due to increased interest expense, utility costs and bad debt expenses.

Gains on sales of interests in real estate were $2.1 million and $8.9 million, respectively, in the first six months of 2001 and 2000 resulting from the sales of the Company's interests in Ingleside Center and land parcels at Florence Commons Shopping Center and Paxton Towne Centre in 2001, and Park Plaza and the CVS Warehouse and Distribution Center in 2000.

Same Store Properties
---------------------

Retail sector operating income excluding the impact of lease termination fees for the three and six-month periods ended June 30, 2001 for the properties owned since January 1, 2000 (the "Same Store Properties") increased by $0.5 million and $1.3 million or 4.7% and 5.9% over corresponding periods in 2000 due to new and renewal leases at higher rates in 2001 than in 2000, higher occupancy and higher percentage rents. Multifamily sector same store growth was approximately $0.1 million and $0.2 million or 1.8% and 1.3% for the three and six-month period ended June 30, 2001 due to revenue increases of 4.1% and 3.9% limited by increases in real estate taxes, utilities, turnover expenses, repairs and maintenance and insurance costs.

Set forth below is a schedule comparing the property level net operating income (excluding the impact of lease termination fees) for the Same Store Properties for the three and six months ended June 30, 2001, as compared to the three and six months ended June 30, 2000.

                                                                             (In thousands)
                                                        Three Months Ended                 Six Months Ended
                                                   ---------------------------       --------------------------------
                                                       June 30,      June 30,              June 30,         June 30,
                                                        2001          2000                  2001             2000
                                                   ------------- -------------       ----------------   --------------
     Retail Sector:
       Revenues                                   $      16,502    $      15,471      $      33,442     $      31,623
       Property operating expenses                        4,688            4,187              9,790             9,287
                                                  -------------    -------------      -------------     -------------
       Net operating income                       $      11,814    $      11,284      $      23,652     $      22,336
                                                  =============    =============      =============     =============
     Multifamily Sector:
       Revenues                                   $      14,025    $      13,467      $      27,974     $      26,929
       Property operating expenses                $       5,897    $       5,479      $      11,668     $      10,827
                                                  -------------    -------------      -------------     -------------
       Net operating income                       $       8,128    $       7,988      $      16,306     $      16,102
                                                  =============    =============      =============     =============

Cash Flows
----------

During the six-month period ended June 30, 2001, PREIT generated $15.0 million in cash flow from operating activities. Investing activities during the six-month period ended June 30, 2001 used cash of $2.8 million including (i) $10.6 million in investments in property under development, (ii) $2.5 million in investments in wholly-owned real estate assets, (iii) $1.0 million in investments in joint ventures and partnerships, offset by (iv) cash proceeds from the sale of a partnership interest of $1.1 million, (v) cash proceeds from sale of interest in wholly-owned real estate of $1.8 million, (vi) cash received in connection with the consolidation of PREIT-RUBIN, Inc. of $1.6 million, and
(vii) distributions from partnerships in excess of equity in income of $6.7 million. Financing activities used cash of $8.9 million and included a mortgage borrowing of $15.0 million and (ii) proceeds from common shares issued of $0.5 million, offset by (iii) $14.5 million of distributions to shareholders and OP unit holders, (iv) net Credit Facility repayments of $7.3 million, (v) principal installments on mortgages of $2.2 million, and (vi) payment of deferred financing costs of $0.4 million.

Contingent Liabilities
----------------------

PREIT along with certain of its joint venture partners has guaranteed debt totaling $5.9 million.

Also, PREIT and its joint venture partner have jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at June 30, 2001 was $62.4 million and the remaining commitment from the lender was $3.6 for a total credit line of $66.0 million.

Forward-Looking Statements
--------------------------

The matters discussed in this report, as well as news releases issued from time to time by PREIT include use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning PREIT's continuing dividend levels, planned acquisition, development and divestiture activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, availability of adequate funds at reasonable cost, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PREIT's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain factors that could cause actual results to differ materially from expected results include uncertainties affecting real estate businesses generally, the effects of complex regulations relating to our status as a REIT, environmental risks and others, many of which are outside of our control. PREIT disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


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

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The 2001 Annual Meeting of Holders of Certificates of Beneficial Interest of the Company was held on May 10, 2001. At such meeting, Messrs. William R. Dimeling and George F. Rubin and Ms. Rosemarie B. Greco were reelected to the Board of Trustees of the Company to serve for a term ending at the Annual Meeting of Holders of Certificates of Beneficial Interest to be held in the spring of 2004 and until their respective successors are elected and qualified. In such election, 12,286,475 votes were cast for Mr. Dimeling, 12,235,391 votes were cast for Mr. Rubin, and 12,325,571 votes were cast for Ms. Greco. Under the Company's Trust Agreement, votes cannot be cast against a candidate. Proxies filed at the 2001 Annual Meeting by holders of 233,261 shares withheld authority to vote for Mr. Dimeling, those filed by the holders of 284,346 shares withheld authority to vote for Mr. Rubin, and those filed by the holders of 194,165 shares withheld authority to vote for Ms. Greco.

Item 5.  Other Information
         -----------------

         PREIT issued a press release on August 9, 2001 containing financial information for the six-month period ended June 30, 2001. A copy of the press release is attached hereto as Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibit

              99 Press Release, issued August 9, 2001 containing financial information for the six-month period ended June 30, 2001.

(b)      Reports on Form 8-K

              None

                             SIGNATURE OF REGISTRANT
                             -----------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                                     By  /s/  Ronald Rubin
                                         ---------------------------
                                         Ronald Rubin
                                         Chief Executive Officer


                                     By  /s/  Edward A. Glickman
                                         ---------------------------
                                         Edward A. Glickman
                                         Executive Vice President and
                                         Chief Financial Officer


                                     By  /s/   David J. Bryant
                                         --------------------------
                                         David J. Bryant
                                         Senior Vice President and Treasurer
                                         (Principal Accounting Officer)

                                  Exhibit Index


Exhibit
Number       Description
-------      -----------

   99 Press Release, issued August 9, 2001, containing financial information for the period ended June 30, 2001