Form 10-Q
period 2001-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2001-11-14
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 2001
                               ------------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
 Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                     1-6300
                       ------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Pennsylvania                                 23-6216339
--------------------------------           -------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

        200 South Broad Street,
     Third Floor, Philadelphia, PA                     19102-3803
 ---------------------------------------    ------------------------------------
 (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code    (215) 875-0700
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

Shares of beneficial interest outstanding at November 12, 2001: 15,865,199

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS
                                                                          Page
                                                                          ----

Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--September 30, 2001
      and December 31, 2000                                                1-2

   Consolidated Statements of Income--Three Months
      and Nine Months Ended September 30, 2001 and September 30, 2000        3

   Consolidated Statements of Cash Flows--Nine Months
      Ended September 30, 2001 and September 30, 2000                        4

   Notes to Unaudited Consolidated Financial Statements                   5-14

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                15-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk          21

Part II.  Other Information                                                 22

Item 1.    Not Applicable                                                    -
                                                                             -
Item 2.    Not Applicable

Item 3.    Not Applicable                                                    -

Item 4.    Not Applicable                                                    -

Item 5.    Other Information                                                22

Item 6.    Exhibits and Reports on Form 8-K                                 22


Signatures                                                                  23

Exhibits Index                                                              24

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)

                                                                                 (Unaudited)
                                                                                 September 30,       December 31,
                                                                                     2001                2000
                                                                                   ---------          ---------
INVESTMENTS IN REAL ESTATE, at cost:
   Multifamily properties                                                          $ 252,429          $ 249,349
   Retail properties                                                                 345,812            328,637
   Industrial properties                                                               2,504              2,504
   Properties under development                                                       37,868             31,776
                                                                                   ---------          ---------

                  Total investments in real estate                                   638,613            612,266

   Less- Accumulated depreciation                                                   (107,809)           (95,026)
                                                                                   ---------          ---------

                                                                                     530,804            517,240

INVESTMENT IN AND ADVANCES TO PREIT-RUBIN, INC                                            --              8,739

INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES, at equity             15,570             21,470
                                                                                   ---------          ---------
                                                                                     546,374            547,449
OTHER ASSETS:
   Cash and cash equivalents                                                           7,051              6,091
   Rents and sundry receivables (net of allowance for doubtful
     accounts of $760 and $733, respectively)                                          8,573              7,508
   Deferred costs and other assets, net                                               33,336             15,615
                                                                                   ---------          ---------

                                                                                   $ 595,334          $ 576,663
                                                                                   =========          =========

                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                  (Unaudited)
                                                                                 September 30,       December 31,
                                                                                      2001               2000
                                                                                   ---------          ---------
LIABILITIES:
   Mortgage notes payable                                                          $ 259,111          $ 247,449
   Bank loan payable                                                                  88,000            110,300
   Construction loan payable                                                           4,000             24,647
   Tenants' deposits and deferred rents                                                3,213              3,118
   Accrued pension and retirement benefits                                               760                992
   Accrued expenses and other liabilities                                             22,615             16,485
                                                                                   ---------          ---------
                                                                                     377,699            402,991
                                                                                   ---------          ---------
MINORITY INTEREST                                                                     40,171             29,766
                                                                                   ---------          ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par; authorized
     unlimited; issued and outstanding 15,734 shares
     at September 30, 2001 and 13,628 shares at
     December 31, 2000                                                                15,734             13,628
   Capital contributed in excess of par                                              195,561            151,117
   Restricted stock                                                                   (1,791)            (1,812)
   Accumulated other comprehensive income (loss)                                      (4,348)                --
   Distributions in excess of net income                                             (27,692)           (19,027)
                                                                                   ---------          ---------
                                                                                     177,464            143,906
                                                                                   ---------          ---------
                                                                                   $ 595,334          $ 576,663
                                                                                   =========          =========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         (In thousands, except per share data)
                                                                 Three Months Ended              Nine Months Ended
                                                             ------------------------------------------------------------
                                                            September 30,    September 30,   September 30,    September 30,
                                                               2001             2000              2001            2000
                                                             --------         --------         --------         --------
REVENUES:
   Real estate revenues
     Base rent                                               $ 21,148         $ 20,042         $ 62,630         $ 59,422
     Percentage rent                                              211              144              783              567
     Expense reimbursements                                     2,446            2,055            7,521            6,296
     Lease termination revenue                                    110               83            1,084            5,720
     Other real estate revenues                                   975              879            2,689            2,541
                                                             --------         --------         --------         --------
   Total real estate revenue                                   24,890           23,203           74,707           74,546
   Management company revenue                                   2,545               --            7,010               --
   Interest and other income                                      102              454              355            1,010
                                                             --------         --------         --------         --------
                                                               27,537           23,657           82,072           75,556
                                                             --------         --------         --------         --------
EXPENSES:
   Property operating expenses
     Property payroll and benefits                              1,817            1,647            5,298            4,980
     Real estate and other taxes                                1,980            1,773            5,779            5,349
     Utilities                                                    941              985            3,175            3,122
     Other operating expenses                                   3,467            3,643           10,392           10,201
                                                             --------         --------         --------         --------
   Total property operating expenses                            8,205            8,048           24,644           23,652
   Depreciation and amortization                                4,501            3,551           13,229           10,733
   General and administrative expenses
     Corporate payroll and benefits                             3,240              542            9,644            1,708
     Other general and administrative expenses                  2,360              397            6,801            1,672
                                                             --------         --------         --------         --------
   Total general and administrative expenses                    5,600              939           16,445            3,380
   Interest expense                                             5,924            5,855           19,170           17,586
                                                             --------         --------         --------         --------
                                                               24,230           18,393           73,488           55,351
                                                             --------         --------         --------         --------
     Income before equity in unconsolidated entities,
       gains on sales of interests in real estate and
       minority interest                                        3,307            5,264            8,584           20,205

EQUITY IN LOSS OF PREIT-RUBIN, INC                                 --           (1,634)              --           (5,021)
EQUITY IN INCOME OF PARTNERSHIPS
   AND JOINT VENTURES                                           1,343            1,853            4,157            5,333
GAINS ON SALES OF INTERESTS IN REAL
   ESTATE                                                          --            1,388            2,107           10,298
                                                             --------         --------         --------         --------
     Income before minority interest                            4,650            6,871           14,848           30,815

MINORITY INTEREST IN OPERATING
PARTNERSHIP                                                      (501)            (709)          (1,700)          (3,180)
                                                             --------         --------         --------         --------

NET INCOME                                                   $  4,149         $  6,162         $ 13,148         $ 27,635
                                                             ========         ========         ========         ========
BASIC INCOME PER SHARE                                       $   0.27         $   0.46         $   0.92         $   2.07
                                                             ========         ========         ========         ========
DILUTED INCOME PER SHARE                                     $   0.27         $   0.46         $   0.92         $   2.07
                                                             ========         ========         ========         ========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                  ----------------------------------
                                                                                  September 30,         September 30,
                                                                                      2001                  2000
                                                                                    --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $ 13,148              $ 27,635
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Minority interest, net of distributions                                            --                   987
       Depreciation and amortization                                                  13,229                10,733
       Amortization of deferred financing costs                                          528                   370
       Provision for doubtful accounts                                                    15                   187
       Amortization of deferred compensation                                             937                   353
       Gains on sales of interests in real estate                                     (2,107)              (10,298)
       Equity in loss of PREIT-RUBIN, Inc.                                                --                 5,021
       Decrease in allowance for possible losses                                          --                  (435)
       Change in assets and liabilities-
         Net change in other assets                                                   (6,088)               (4,487)
         Net change in other liabilities                                               6,023                 4,195
                                                                                    --------              --------
                  Net cash provided by operating activities                           25,685                34,261
                                                                                    --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                            (6,209)              (34,239)
   Investments in property under development                                         (20,154)               (3,058)
   Investment in and advances to PREIT-RUBIN, Inc.                                        --                (3,366)
   Investments in partnerships and joint ventures                                       (935)               (4,575)
   Cash proceeds from sale of interest in partnership                                  1,080                 2,940
   Cash proceeds from sale of interest in wholly-owned real estate                     1,808                20,044
   Net cash received from PREIT-RUBIN, Inc.                                            1,616                    --
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                     7,561                 1,108
                                                                                    --------              --------
                  Net cash used in investing activities                              (15,233)              (21,146)
                                                                                    --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                   (3,337)               (3,247)
   Proceeds from mortgage note payable                                                15,000                    --
   Net (payment) borrowing from construction loan payable                            (20,648)               13,619
   Net repayment of credit facility                                                  (22,300)               (3,300)
   Shares of beneficial interest issued                                               45,201                   564
   Payment of deferred financing costs                                                  (421)                   --
   Distributions paid to shareholders                                                (21,812)              (18,832)
   Distributions paid to OP Unit holders in excess of minority interest               (1,175)                   --
                                                                                    --------              --------
              Net cash used in financing activities                                   (9,492)              (11,196)
                                                                                    --------              --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                960                 1,919

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         6,091                 7,165
                                                                                    --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  7,051              $  9,084
                                                                                    ========              ========

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (Unaudited)

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

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, and as of September 30, 2001, held an 89.3% interest in the Operating Partnership.

Certain prior period amounts have been reclassified to conform with current period presentation.

2.       INVESTMENT IN PREIT-RUBIN, INC.:
         --------------------------------

In January 2001, PREIT Services, LLC ("Services") was created to develop, manage and lease properties wholly-owned by the Company. Services is wholly-owned by the Operating Partnership and is consolidated by the Company. As such, Services does not charge management, development or leasing fees to the Company's wholly-owned properties.

On January 1, 2001, the Company acquired the remaining 5% minority interest in PREIT-RUBIN, Inc. ("PRI"), representing all of the voting common stock of PRI, in exchange for Company shares valued at approximately $0.5 million. As of December 31, 2000, the Company held a 95% economic interest in PRI through its ownership of 95% of PRI's stock, which represented all of PRI's non-voting stock.

Effective January 1, 2001, PRI is also wholly-owned by the Operating Partnership and is consolidated by the Company. PRI was also converted to a taxable REIT subsidiary as defined by federal tax laws. PRI is now capable of offering an expanded menu of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust. Prior to January 1, 2001, PRI was accounted for using the equity method of accounting.

PRI is responsible for various activities, including management, leasing and real estate development for certain properties in which the Company is a joint venture partner, for properties owned by third parties and, prior to January 1, 2001, for certain of PREIT's properties. For the three and nine months ended September 30, 2000, PREIT's properties paid management fees to PRI of $0.2 million and $0.6 million, respectively, and leasing and development fees to PRI of $0.5 million and $0.9 million, respectively. Effective January 1, 2001, PREIT no longer pays these fees to PRI.

Previously, leasing and development fees paid by PREIT's properties to PRI were capitalized and amortized to expense in accordance with PREIT's normal accounting policies. Intercompany profits earned by PRI related to such activities were deferred and amortized to income over the same periods as such expenses were amortized.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of PREIT and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $0.8 million and $2.0 million for the three and nine-month periods ended September 30, 2001, respectively, and $0.9 million and $2.4 million for the three and nine-month periods ended September 30, 2000.

Summarized unaudited financial information for PRI as of and for the three and nine-month periods ended September 30, 2000 is as follows:

                                                      (In thousands)

                                            For the Three        For the Nine
                                            Months Ended         Months Ended
                                          September 30, 2000  September 30, 2000

       Total assets                             $  5,629          $  5,629
                                                ========          ========

       Management fees                          $    832          $  2,814

       Leasing commissions                         1,096             3,029

       Development fees                              298               477

       Other revenue                                 870             1,976
                                               ---------        ----------

       Total revenue                            $  3,096          $  8,296
                                                ========          ========

       Net loss                                 $ (1,643)         $ (5,055)
                                                =========         =========

       PREIT's share of net loss                $ (1,634)         $ (5,021)
                                                =========         =========

Financial information for 2001 is not presented because PRI is consolidated as of January 1, 2001.

3.       INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:
         -----------------------------------------------

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 16 partnerships and joint ventures (including 3 properties with development activity) at September 30, 2001, and 17 partnerships and joint ventures (including 3 properties with development activity) at December 31, 2000, and PREIT's equity in income for the three and nine-months ended September 30, 2001 and 2000:

                                                                                      (In thousands)
                                                                             September 30,          December 31,
                                                                                 2001                  2000
                                                                              ---------              ---------
                        ASSETS
                        ------

Investments in real estate, at cost:
   Multifamily properties                                                     $  56,906              $  57,200
   Retail properties                                                            419,640                410,745
   Properties under development                                                  17,682                 28,477
                                                                              ---------              ---------
           Total investments in real estate                                     494,228                496,422

Less:  Accumulated depreciation                                                 (85,679)               (78,025)
                                                                              ---------              ---------
                                                                                408,549                418,397
Cash and cash equivalents                                                         6,378                  5,788

Deferred costs, prepaid real estate taxes and expenses,
   and other assets, net                                                         48,713                 56,012
                                                                              ---------              ---------
           Total assets                                                         463,640                480,197
                                                                              ---------              ---------

           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------

Mortgage notes payable                                                          337,580                327,684

Construction loans payable                                                       62,400                 61,857

Other liabilities                                                                18,056                 33,127
                                                                              ---------              ---------
                  Total liabilities                                             418,036                422,668
                                                                              ---------              ---------

Net equity                                                                       45,604                 57,529

Less: Partners' share                                                           (30,184)               (36,578)
                                                                              ---------              ---------
Investment in partnerships and joint ventures                                    15,420                 20,951

Advances                                                                            150                    519
                                                                              ---------              ---------
Investment in and advances to partnerships and joint
   ventures                                                                   $  15,570              $  21,470
                                                                              =========              =========

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                                                (In thousands)
                                                            Three Months Ended                   Nine Months Ended
                                                    -----------------------------------------------------------------------
                                                    September 30,       September 30,     September 30,       September 30,
                                                         2001               2000               2001               2000
                                                       --------           --------           --------           --------
Gross revenues from real estate                        $ 22,651           $ 16,381           $ 67,796           $ 55,942
                                                       --------           --------           --------           --------

Expenses:
    Property operating expenses                           8,190              5,468             24,226             18,604
    Mortgage and bank loan interest                       7,652              5,113             22,342             18,150
    Refinancing prepayment penalty                           --                 --                510                 --
    Depreciation and amortization                         4,273              2,531             12,866              8,592
                                                       --------           --------           --------           --------
                                                         20,115             13,112             59,944             45,346
                                                       --------           --------           --------           --------

                                                          2,536              3,269              7,852             10,596

Partners' share                                          (1,193)            (1,416)            (3,695)            (5,263)
                                                       --------           --------           --------           --------

   Equity in income of partnerships and joint
     ventures                                          $  1,343           $  1,853           $  4,157           $  5,333
                                                       ========           ========           ========           ========

4.       EARNINGS PER SHARE:
         ------------------

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between Basic and Diluted Earnings Per Share is shown below:

                                                                     (In thousands, except per share data)
                                                         Three Months Ended                 Nine Months Ended
                                                ----------------------------------------------------------------------
                                                 September 30,      September 30,    September 30,      September 30,
                                                     2001               2000              2001              2000
                                                   -------          ----------          -------          ----------
Net income                                         $ 4,149          $    6,162          $13,148         $    27,635
                                                   =======          ==========          =======          ==========

Weighted average shares outstanding                 15,391              13,387           14,257              13,371
Effect of share options issued                          28                  --               27                  --
                                                   -------          ----------          -------          ----------
Total weighted average shares outstanding           15,419              13,387           14,284              13,371
                                                   =======          ==========          =======          ==========

Net income per share - Basic                       $  0.27          $     0.46          $  0.92          $     2.07
                                                   =======          ==========          =======          ==========

Net income per share - Diluted                     $  0.27          $     0.46          $  0.92          $     2.07
                                                   =======          ==========          =======          ==========

5.       DISTRIBUTIONS:
         --------------

The per-share amount declared for distribution at the date of this report and the per-share amount declared for distribution in the comparable period of the prior year are as follows:
                                                                        Amount
       Date Declared           Record Date         Payment Date       per Share
      ----------------      -----------------    -----------------    ---------

      November 7, 2000      November 30, 2000    December 15, 2000      $0.51

      October 18, 2001      November 30, 2001    December 17, 2001      $0.51


6.       CASH FLOW INFORMATION:
         ----------------------

Cash paid for interest was $17.8 million (net of capitalized interest of $2.3 million) and $16.0 million (net of capitalized interest of $2.7 million) for the nine-months ended September 30, 2001 and 2000, respectively.

Significant non-cash transactions for the nine months ended September 30, 2001 consisted of the following:

         The Company issued OP units valued at $6.0 million in connection with the acquisition of land on which the Christiana Power Center (Phase I) is built.

         The Company issued OP units valued at $3.2 million in connection with the earnout provisions of the Contribution Agreement (see Note 8).

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

In June 2001, the Company sold its interest in a parcel of land at the Florence Commons Shopping Center in Florence, SC. The Company received cash at the closing of approximately $1.3 million, and is entitled to receive a development fee of $1.5 million for the construction of the store that will be built on the site, for total proceeds from the transaction, upon completion of the development, of $2.8 million. The Company recorded a loss of $1.0 million on the transaction.

8.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

Environmental matters have arisen at certain properties in which PREIT has an interest for which reserves have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the acquisition of The Rubin Organization in 1997, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for PREIT Associates, L.P. (PREIT's operating partnership) to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of September 30, 2001, 497,500 of the 800,000 OP units for the period covering October 1, 1997 to December 31, 2000 had been earned. The issuance of these 497,500 OP units earned resulted in an additional purchase price of approximately $8.9 million. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At September 30, 2001, PREIT had commitments of approximately $21.6 million to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

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

10.      EQUITY OFFERING:
         ----------------

On July 11, 2001, the Company completed a public offering of 2.0 million shares of beneficial interest at a price of $23.00 per share. At the completion of the public offering the Company had approximately 15.7 million shares outstanding. Net proceeds to the Company from the offering after deducting the underwriting discount of $1.5 million and other expenses of the offering of approximately $0.3 million were approximately $44.2 million, of which $20.7 million was used to repay an existing construction loan and $16.5 million was used to pay outstanding indebtedness under the Company's Credit Facility. The balance of the proceeds was used to fund projects currently under development.

11.      SEGMENT INFORMATION:
         --------------------

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


(In thousands)
                                                                 Development                          Adjustments
                                                                    and                                to Equity       Total
Three-months Ended                      Retail     Multifamily     Other      Corporate      Total       Method     Consolidated
September 30, 2001                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
Real estate operating revenues         $  19,392    $  14,216    $      83    $      --    $  33,691    $  (8,801)   $  24,890
Real estate operating expenses            (5,396)      (5,937)          (2)          --      (11,335)       3,130       (8,205)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net operating income                      13,996        8,279           81           --       22,356       (5,671)      16,685
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Management company revenues                   --           --           --        2,545        2,545           --        2,545
Interest income                               --           --           --          102          102           --          102
General and administrative expenses           --           --           --       (5,600)      (5,600)          --       (5,600)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

EBIDTA                                    13,996        8,279           81       (2,953)      19,403       (5,671)      13,732
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Interest expense                          (5,178)      (3,435)          --           --       (8,613)       2,689       (5,924)
Depreciation and amortization             (3,799)      (2,328)         (13)          --       (6,140)       1,639       (4,501)
Gains on sales of interests in real           --           --           --           --           --           --           --
   estate
Minority interest in operating
   partnership                                --           --           --         (501)        (501)          --         (501)
Equity in income of partnerships and
   joint ventures                             --           --           --           --           --        1,343        1,343
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                             $   5,019    $   2,516    $      68    $  (3,454)   $   4,149    $      --    $   4,149
                                       =========    =========    =========    =========    =========    =========    =========
Investments in real estate, at cost    $ 494,247    $ 281,132    $  48,267    $      --    $ 823,646    $(185,033)   $ 638,613
                                       =========    =========    =========    =========    =========    =========    =========
Total assets                           $ 466,810    $ 208,667    $  46,315    $  25,723    $ 747,515    $(152,181)   $ 595,334
                                       =========    =========    =========    =========    =========    =========    =========
Recurring capital expenditures         $       6    $     964    $      --    $      --    $     970    $     (69)   $     901
                                       =========    =========    =========    =========    =========    =========    =========

                                                                  Development                           Adjustments
Three-months Ended                                                    and                                 to Equity      Total
September 30, 2000                         Retail    Multifamily     Other      Corporate      Total       Method    Consolidated
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Real estate operating revenues           $  17,200    $  13,457    $      80    $      --    $  30,737    $  (7,534)   $  23,203
Real estate operating expense               (4,972)      (5,602)          (3)          --      (10,577)       2,529       (8,048)
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net operating income                        12,228        7,855           77           --       20,160       (5,005)      15,155
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
General and administrative expenses             --           --           --         (939)        (939)          --         (939)
Interest income                                 --           --           --          454          454           --          454
PRI net operating loss                          --           --           --       (1,165)      (1,165)       1,165           --
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
EBIDTA                                      12,228        7,855           77       (1,650)      18,510       (3,840)      14,670
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Interest expense                            (4,454)      (3,448)          --         (414)      (8,316)       2,461       (5,855)
Depreciation and amortization               (2,702)      (1,813)         (13)        (183)      (4,711)       1,160       (3,551)
Gains on sales of interests in real          1,388           --           --           --        1,388           --        1,388
   estate
Minority income in operating
   partnership                                  --           --           --         (709)        (709)          --         (709)
Equity in interest of partnerships and
   joint ventures                               --           --           --           --           --        1,853        1,853
Equity in loss of PRI                           --           --           --           --           --       (1,634)      (1,634)
                                         ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                               $   6,460    $   2,594    $      64    $  (2,956)   $   6,162    $    --      $   6,162
                                         =========    =========    =========    =========    =========    =========    =========
Investments in real estate, at cost      $ 408,119    $ 276,761    $  97,667    $    --      $ 782,547    $(183,291)   $ 599,256
                                         =========    =========    =========    =========    =========    =========    =========
Total assets                             $ 390,815    $ 215,269    $  97,161    $  13,837    $ 717,082    $(146,034)   $ 571,048
                                         =========    =========    =========    =========    =========    =========    =========
Recurring capital expenditures           $     334    $     733    $    --      $    --      $   1,067    $    (261)   $     806
                                         =========    =========    =========    =========    =========    =========    =========

(In thousands)
                                                                Development                            Adjustments
                                                                    and                                 to Equity      Total
Nine-months Ended                        Retail    Multifamily     Other      Corporate      Total       Method     Consolidated
September 30, 2001                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
Real estate operating revenues         $  58,605    $  42,192    $     242    $      --    $ 101,039    $ (26,332)   $  74,707
Real estate operating expenses           (16,117)     (17,605)          (7)          --      (33,729)       9,085      (24,644)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net operating income                      42,488       24,587          235           --       67,310      (17,247)      50,063
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Management company revenues                   --           --           --        7,010        7,010           --        7,010
Interest income                               --           --           --          355          355           --          355
General and administrative expenses           --           --           --      (16,445)     (16,445)          --      (16,445)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
EBIDTA                                    42,488       24,587          235       (9,080)      58,230      (17,247)      40,983
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Interest expense                         (16,741)     (10,456)          --          (76)     (27,273)       8,103      (19,170)
Depreciation and amortization            (11,174)      (7,001)         (39)          (2)     (18,216)       4,987      (13,229)
Gains on sales of interests in real        2,107           --           --           --        2,107           --        2,107
   estate
Minority interest in operating
   partnership                                --           --           --       (1,700)      (1,700)          --       (1,700)
Equity in income of partnerships and
   joint ventures                             --           --           --           --           --        4,157        4,157
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                             $  16,680    $   7,130    $     196    $ (10,858)   $  13,148    $      --    $  13,148
                                       =========    =========    =========    =========    =========    =========    =========
Investments in real estate, at cost    $ 494,247    $ 281,132    $  48,267    $    --      $ 823,646    $(185,033)   $ 638,613
                                       =========    =========    =========    =========    =========    =========    =========
Total assets                           $ 466,810    $ 208,667    $  46,315    $  25,723    $ 747,515    $(152,181)   $ 595,334
                                       =========    =========    =========    =========    =========    =========    =========
Recurring capital expenditures         $       4    $   1,574    $      --    $      --    $   1,578    $    (179)   $   1,399
                                       =========    =========    =========    =========    =========    =========    =========

                                                                     Development                           Adjustments
Nine-months Ended                                                        and                                to Equity      Total
September 30, 2000                            Retail    Multifamily     Other      Corporate      Total       Method   Consolidated
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Real estate operating revenues              $  51,663    $  40,387    $   4,626    $      --    $  96,676   $ (22,130)   $  74,546
Real estate operating expense                 (14,262)     (16,428)         (42)          --      (30,732)      7,080      (23,652)
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Net operating income                           37,401       23,959        4,584           --       65,944     (15,050)      50,894
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
General and administrative expenses                --           --           --       (3,380)      (3,380)         --       (3,380)
Interest income                                    --           --           --        1,010        1,010          --        1,010
PRI net operating loss                             --           --           --       (3,732)      (3,732)      3,732           --
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
EBIDTA                                         37,401       23,959        4,584       (6,102)      59,842     (11,318)      48,524
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Interest expense                              (13,189)     (10,456)          --       (1,142)     (24,787)      7,201      (17,586)
Depreciation and amortization                  (8,021)      (5,897)         (50)        (570)     (14,538)      3,805      (10,733)
Gains on sales of interest in real estate       3,650           --        6,648           --       10,298          --       10,298
Minority interest in operating
   partnership                                    --            --           --       (3,180)      (3,180)         --       (3,180)
Equity in income of partnerships and
   joint ventures                                 --            --           --           --           --       5,333        5,333
Equity in loss of PRI                             --            --           --           --           --      (5,021)      (5,021)
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Net income                                  $  19,841    $   7,606    $  11,182    $ (10,994)   $  27,635   $    --      $  27,635
                                            =========    =========    =========    =========    =========   =========    =========
Investments in real estate, at cost         $ 408,119    $ 276,761    $  97,667    $    --      $ 782,547   $(183,291)   $ 599,256
                                            =========    =========    =========    =========    =========   =========    =========
Total assets                                $ 390,815    $ 215,269    $  97,161    $  13,837    $ 717,082   $(146,034)   $ 571,048
                                            =========    =========    =========    =========    =========   =========    =========
Recurring capital expenditures              $     637    $   2,217    $    --      $    --      $   2,854   $    (584)   $   2,270
                                            =========    =========    =========    =========    =========   =========    =========

12.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
         ----------------------------------------------

Significant Accounting Policies: Derivative Financial Instruments
In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with unrealized gains and losses reported to earnings.

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

As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $0.6 million; and an adjustment of $0.6 million to accumulated other comprehensive loss, which are gains and losses not affecting retained earnings. The Company recorded additional other comprehensive loss of $2.3 million and $3.7 million to recognize the change in value during the three-month and nine-month periods ending September 30, 2001.

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

The Company may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

As of September 30, 2001, $4.3 million in deferred losses were included in accumulated other comprehensive income/loss, a shareholders' equity account.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments at September 30, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


   Hedge Type               Notional Value     Interest Rate    Maturity         Fair Value
   -----------              --------------     -------------    --------         ----------
   1.)  Swap - Cash Flow    $20.0 million          6.02%         12/15/03      ($1.1 million)
   2.)  Swap - Cash Flow    $55.0 million          6.00%         12/15/03      ($3.2 million)

On September 30, 2001, the derivative instruments were reported at their fair value as a liability of $4.3 million.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $2.6 million of the current balance held in accumulated other comprehensive income/loss.

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

13.      RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142, which is effective January 1, 2002, changes the accounting for goodwill from an amortization method to assessing impairment on a fair-value-based test approach on an annual basis. The Company's annual expense from the amortization of goodwill is $0.4 million. This amortization will cease on December 31, 2001. PREIT has not yet quantified any additional impact of SFAS No. 142 on its consolidated financial statements.

14.      SUBSEQUENT EVENT
         ----------------

In October 2001, the construction loan for the Metroplex Shopping Center in Plymouth Meeting, PA was refinanced with a mortgage payable in the amount of $65.5 million. The Company owns 50% of the Metroplex Shopping Center. The Company, along with its joint venture partner, was jointly and severally liable for the construction loan, which was repaid from the mortgage proceeds. The mortgage bears interest at the rate of 7.25% per annum and matures in 2011.

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Overview

The Company owns interests in 22 shopping centers containing an aggregate of approximately 10.7 million square feet, 19 multifamily properties containing 7,242 units and four industrial properties with an aggregate of approximately 300,000 square feet. The Company also owns interests in six shopping centers currently under development, which are expected to contain an aggregate of approximately 1.6 million square feet upon completion.

The Company also provides management, leasing and development services to 19 additional retail properties containing approximately 8.3 million square feet, seven office buildings containing approximately 1.9 million square feet and two additional multifamily properties with 137 units for affiliated and third-party owners.

The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). In the third quarter of 2001, the Company continued this trend with six retail properties in its development pipeline, and same store net operating income growth of 4.0% and 5.4% in the retail and multifamily sectors, respectively, excluding the impact of lease termination fees in the retail sector.

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

In June 2001, the Company sold a parcel of land at its Florence Commons Shopping Center in Florence, SC. The Company received cash at the closing of approximately $1.3 million, and is entitled to receive a development fee of $1.5 million for the construction of the store that will be built on the site, for total proceeds expected from the transaction, upon completion of the development, of $2.8 million. The Company recorded a loss on this transaction of $1.0 million.

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

In June 2001, the Company entered into agreements to take over the management and leasing operations of two retail properties and one apartment complex. On July 15, 2001, the Company began managing the 837,000 square-foot Harrisburg East Mall, located in Harrisburg, PA and owned by the Prudential Insurance Company of America. Starting on January 1, 2002, the Company will also manage the 250,000 square foot Home Depot Plaza located in Clifton Heights, PA. In addition, beginning on January 1, 2002, the Company will manage and lease a 233-unit apartment complex located in West Chester, PA, which is owned by a partnership between the Company and another entity.

Equity Offering

On July 11, 2001, The Company issued, through a public offering, 2.0 million shares of beneficial interest at a price of $23.00 per share. The sole underwriter of the offering was Lehman Brothers. Net proceeds from the offering after deducting the underwriting discount of $1.5 million and other expenses of the offering of approximately $0.3 million were approximately $44.2 million. Proceeds from the offering of $20.7 million were used to repay an existing construction loan and $16.5 million of outstanding indebtedness under the Company's Credit Facility (see below). The balance of the proceeds was used to fund projects currently under development.

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

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of EBITDA to Debt Service and Interest expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at September 30, 2001; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of September 30, 2001, the Company was in compliance with all debt covenants.

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

At September 30, 2001, the Company had $88.0 million of outstanding borrowings against its Revolving Facility and had pledged $1.1 million under the Revolving Facility as collateral for several letters of credit. The proceeds of the borrowings were used to fund acquisitions from 1997 to 2000 and several development projects. Of the unused portion of the Revolving Facility of approximately $85.9 million, as of September 30, 2001, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $23.2 million based on the existing property collateral pool.

Commitments

At September 30, 2001, the Company had approximately $21.6 million committed to complete current development and redevelopment projects, which is expected to be financed through the Construction Facility. In connection with certain development properties, including those development properties acquired as part of the Company's acquisition of The Rubin Organization, the Company may be required to issue additional units of limited partner interest in its operating partnership ("OP Units") upon the achievement of certain financial results.

Interest Rate Protection

In order to reduce exposure to variable interest rates, the Company has entered into interest rate swap agreements as follows:

   Notional                Fixed Interest Rate       Maturity
   Amount                  vs. 30-day LIBOR          Date
   ------                  ----------------          -----
   $20.0 million           6.02%                     December 2003
   $55.0 million           6.00%                     December 2003

Results of Operations

Quarter Ended September 30, 2001 and 2000

Net income decreased by $2.1 million to $4.1 million ($0.27 per share) for the quarter ended September 30, 2001 as compared to $6.2 million ($0.46 per share) for the quarter ended September 30, 2000.

Revenues increased by $3.8 million or 16% to $27.5 million in the quarter ended September 30, 2001 from $23.7 million for the quarter ended September 30, 2000. Gross revenues from real estate increased to $24.9 million for the quarter ended September 30, 2001 from $23.2 million for the quarter ended September 30, 2000. This increase resulted from a $1.1 million increase in base rents, a $0.1 million increase in percentage rents and a $0.4 million increase in expense reimbursements. Base rents increased due to a $0.5 million increase in retail rents, resulting from two properties under development in 2000 now placed in service, and higher rents due to new and renewal leases at higher rates in 2001. These positive influences are offset by the sale of two retail properties that were sold in the third quarter of 2000. Base rents also increased due to a $0.6 million increase in multifamily rents, resulting from rental rate increases and higher occupancy rates. Percentage rents increased due to higher tenant sales levels. Expense reimbursements increased due to two properties under development in 2000 now placed in service, increased property operating expenses and the charge back of 2000 renovation costs over 10 years at Dartmouth Mall. PRI's revenue was $2.5 million for the quarter ended September 30, 2001. This entire amount represents an increase in revenues in 2001 because PRI was not consolidated in 2000. Interest and other income decreased by $0.3 million because interest income on a loan with PRI is eliminated in 2001 due to the consolidation of PRI effective January 1, 2001.

Property operating expenses increased by $0.2 million or 3% to $8.2 million for the quarter ended September 30, 2001 from $8.0 million for the quarter ended September 30, 2000. Payroll expense increased $0.2 million. Real estate and other taxes increased by $0.2 million as two properties under development in 2000 were placed in service and slightly higher tax rates for properties owned during both periods, partially offset by the sale of two properties in 2000. Utilities decreased by $0.1 million. Other operating expenses decreased by $0.1 million due to decreased repairs and maintenance expenses.

Depreciation and amortization expense increased by $0.9 million to $4.5 million for the quarter ended September 30, 2001 from $3.6 million for the quarter ended September 30, 2000. Depreciation and amortization expense for retail properties increased by $0.5 million due to $0.2 million from two properties under development in 2000 now placed in service, and $0.3 million from a higher asset base, of which $0.2 million is attributable to the 2000 renovation at Dartmouth Mall. Depreciation and amortization expense for multifamily properties increased by $0.4 million due to a higher asset base for properties owned during both periods.

General and administrative expenses increased by $4.7 million to $5.6 million for the quarter ended September 30, 2001 from $0.9 million for the quarter ended September 30, 2000. The primary reason for the increase is the consolidation of PRI in 2001, which accounted for $3.9 million of the increase. General and administrative expenses also increased primarily due to a $0.3 million increase in payroll and benefits expenses, as well as minor increases in several other expense categories totaling $0.5 million in the aggregate.

Interest expense was unchanged at $5.9 million for the quarter ended September 30, 2001 as compared to the comparable period in the prior year. Retail mortgage interest decreased by $0.1 million and multifamily mortgage interest decreased by $0.1 million both due to expected amortization of mortgage balances, offset primarily by an increase in bank loan interest expense of $0.2 million because development assets were placed into service.

Equity in loss of PREIT-RUBIN, Inc. was $1.6 million in the quarter ended September 30, 2000. There was no corresponding amount in 2001 due to the consolidation of PRI in 2001.

Equity in income of partnerships and joint ventures decreased by $0.6 million to $1.3 million in the quarter ended September 30, 2001 from $1.9 million in the quarter ended September 30, 2000. The decrease was primarily due to increased interest and bad debt expenses.

There were no sales of interests in real estate in the third quarter of 2001. The Valley View Shopping Center was sold in the third quarter of 2000 resulting in a gain of $1.4 million. The Forestville Shopping Center was also sold in the third quarter of 2000 with no impact on earnings because a loss of $0.3 million had previously been reserved.

Nine Month Period Ended September 30, 2001 and 2000

Net income decreased by $14.5 million to $13.1 million ($0.92 per share) for the nine-month period ended September 30, 2001 as compared to $27.6 million ($2.07 per share) for the nine-month period ended September 30, 2000.

Revenues increased by $6.5 million or 9% to $82.1 million in the nine-month period ended September 30, 2001 from $75.6 million for the nine-month period ended September 30, 2000. Gross revenues from real estate increased by $0.2 million to $74.7 million for the nine-month period ended September 30, 2001 from $74.5 million in 2000. This increase is due to a $3.2 million increase in base rents, a $0.2 million increase in percentage rents, a $1.2 million increase in expense reimbursements, and a $0.2 million increase in other revenues. Offsetting this increase is a $4.6 million decrease in lease termination fees from $5.7 million in 2000 to $1.1 million in 2001. Lease termination fees in 2000 included a non-recurring $4.0 million fee received in connection with the sale of the CVS Warehouse and Distribution Center. Base rents increased due to a $2.1 million increase in retail rents, resulting from two properties under development in 2000 now placed in service, and higher rents due to new and renewal leases at higher rates in 2001. These positive influences are offset by the sale of two retail properties that were sold in the third quarter of 2000. Base rents also increased due to a $1.4 million increase in multifamily rents, resulting from rental rate increases and higher occupancy rates. Industrial rents decreased $0.3 million due to the sale of the CVS Warehouse and Distribution Center in Alexandria, Va in April 2000. Percentage rents increased due to higher tenant sales levels. Expense reimbursements increased due to two properties under development in 2000 now placed in service, increased property operating expenses and the charge back of 2000 renovation costs over 10 years at Dartmouth Mall. This is partially offset by the sale of two properties in 2000. Other revenues increased due to increased miscellaneous income from the multifamily properties. PRI's revenue was $7.0 million for the nine-month period ended September 30, 2001. This entire amount represents an increase in revenues in 2001 because PRI was not consolidated in 2000. Interest and other income decreased $0.7 million because interest income on a loan with PRI is eliminated in 2001 due to the consolidation of PRI effective January 1, 2001.

Property operating expenses increased by $0.9 million or 4% to $24.6 million for the nine-month period ended September 30, 2001 from $23.7 million for the nine-month period ended September 30, 2000. Payroll expense increased $0.3 million due to annual salary increases. Real estate and other taxes increased by $0.4 million due to two properties under development in 2000 now placed in service and slightly higher tax rates for properties owned during both periods, partially offset by the sale of two properties in 2000. Utilities increased by $0.1 million due to higher utility rates. Other operating expenses increased by $0.1 million due to increased repairs and maintenance expenses.

Depreciation and amortization expense increased by $2.5 million to $13.2 million for the nine-month period ended September 30, 2001 from $10.7 million for the nine-month period ended September 30, 2000. Depreciation and amortization expense for retail properties increased by $1.7 million. Of that amount, $0.8 million was due to two properties under development in 2000 now placed in service, partially offset by a decrease of $0.2 million due to the sale of two properties in 2000. Retail depreciation increased by $1.1 million for properties owned during both periods primarily because of the 2000 renovation at Dartmouth Mall. Depreciation and amortization expense for multifamily properties increased by $0.8 million due to a higher asset base for properties owned during both periods.

General and administrative expenses increased by $13.0 million to $16.4 million for the nine-month period ended September 30, 2001 from $3.4 million for the nine-month period ended September 30, 2000. The primary reason for the increase is the consolidation of PRI in 2001, which accounted for $11.3 million of the increase. General and administrative expenses also increased primarily due to a $1.4 million increase in payroll and benefits expenses as well as minor increases in several other expense categories totaling $0.3 million in the aggregate.

Interest expense increased by $1.6 million to $19.2 million for the nine-month period ended September 30, 2001 from $17.6 million for the nine-month period ended September 30, 2000. Retail mortgage interest increased by $1.1 million due to properties under development in 2000 now placed in service. Multifamily mortgage interest decreased by $0.2 million due to expected amortization of mortgage balances. Bank loan interest expense increased by $0.7 million due to a larger amount outstanding under the Credit Facility and due to development assets being placed into service

Equity in loss of PRI was $5.0 million in the first nine-months of 2000. There was no corresponding amount in the 2001 period due to the consolidation of PRI in 2001.

Equity in income of partnerships and joint ventures decreased by $1.1 million to $4.2 million in the nine-month period ended September 30, 2001 from $5.3 million in the nine-month period ended September 30, 2000. The decrease was primarily due to increased interest expense, utility costs and bad debt expenses.

Gains on sales of interests in real estate were $2.1 million and $10.3 million, respectively, in the first nine-months of 2001 and 2000 resulting from the sales of the Company's interests in Ingleside Center and land parcels at Florence Commons Shopping Center and Paxton Towne Centre in 2001, and Park Plaza, the CVS Warehouse and Distribution Center, Valley View Shopping Center and Forestville Shopping Center in 2000.

Same Store Properties

Retail sector operating income, excluding the impact of lease termination fees for the three and nine-month periods ended September 30, 2001 for the properties owned since January 1, 2000 (the "Same Store Properties"), increased by $0.4 million and $1.8 million or 4.0% and 5.3% over corresponding periods in 2000 due to new and renewal leases at higher rates, higher occupancy and higher percentage rents in the 2001 period as compared to the 2000 period. Multifamily sector same store growth was approximately $0.4 million and $0.6 million or 5.4% and 2.6% for the three and nine-month period ended September 30, 2001 due to revenue increases of 5.6% and 4.5% which were partially offset by increases in real estate taxes, utilities, turnover expenses, repairs and maintenance and insurance costs.

Set forth below is a schedule comparing the net operating income (excluding the impact of lease termination fees) for the Same Store Properties for the three and nine-months ended September 30, 2001, as compared to the three and nine-months ended September 30, 2000.

                                                                       (In thousands)
                                                Three Months Ended                      Nine-months Ended
                                        ----------------------------------       ------------------------------
                                         September 30,        September 30,       September 30,   September 30,
                                              2001                2000                2001             2000
                                        -------------        -------------       -------------    -------------
     Retail Sector:
       Revenues                         $      16,251        $      15,759       $      49,693    $      47,382
       Property operating expenses              4,762                4,710              14,552           13,997
                                        -------------        -------------       -------------    -------------
       Net operating income             $      11,489        $      11,049       $      35,141    $      33,385
                                        =============        =============       =============    =============
     Multifamily Sector:
       Revenues                         $      14,216        $      13,457       $      42,190    $      40,386
       Property operating expenses              5,937                5,602              17,605           16,429
                                        -------------        -------------       -------------    -------------
       Net operating income             $       8,279        $       7,855       $      24,585    $      23,957
                                        =============        =============       =============    =============

Cash Flows

During the nine-month period ended September 30, 2001, PREIT generated $25.7 million in cash flow from operating activities. Investing activities during the nine-month period ended September 30, 2001 used cash of $15.2 million resulting from (i) $20.1 million in investments in property under development, (ii) $6.2 million in investments in wholly-owned real estate assets, (iii) $0.9 million in investments in joint ventures and partnerships, offset by (iv) cash proceeds from the sale of a partnership interest of $1.1 million, (v) cash proceeds from sale of interest in wholly-owned real estate of $1.8 million, (vi) cash received in connection with the consolidation of PREIT-RUBIN, Inc. of $1.6 million, and
(vii) distributions from partnerships in excess of equity in income of $7.6 million. Financing activities used cash of $9.5 million and included (i) a mortgage borrowing of $15.0 million and (ii) proceeds from common shares issued of $45.2 million, offset by (iii) $23.0 million of distributions to shareholders and OP unit holders, (iv) net Credit Facility repayments of $22.3 million, (v) principal installments on mortgages of $3.3 million, (vi) construction loan repayments of $20.6 million and (vii) payment of deferred financing costs of $0.4 million.

Contingent Liabilities

PREIT, along with certain of its joint venture partners, has guaranteed debt totaling $5.8 million.

Also, PREIT and its joint venture partner jointly and severally guaranteed the construction loan payable on a development project. The balance of the loan at September 30, 2001 was $62.4 million and the remaining commitment from the lender was $3.6 million for a total credit line of $66.0 million. The construction loan was subsequently repaid from a mortgage financing in October 2001.

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

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         PREIT issued a press release on November 8, 2001 containing financial information for the nine-month period ended September 30, 2001. A copy of the press release is attached hereto as Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibit

              99 Press Release, issued November 8, 2001 containing financial information for the nine-month period ended September 30, 2001.

         (b)  Reports on Form 8-K

              Current Report on Form 8-K dated July 3, 2001 and filed on July 1, 2001.

              Current Report in Form 8-K dated July 10, 2001 and filed on July 11, 2001.

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








                          PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                          By  /s/ Ronald Rubin
                              -------------------------------------
                              Ronald Rubin
                              Chief Executive Officer


                          By  /s/ Edward A. Glickman
                              -------------------------------------
                              Edward A. Glickman
                              Executive Vice President and
                              Chief Financial Officer


                          By  /s/ David J. Bryant
                              -------------------------------------
                              David J. Bryant
                              Senior Vice President and Treasurer
                              (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------


Exhibit
Number     Description
-------    -----------

  99 Press Release, issued November 8, 2001, containing financial information for the nine-month period ended September 30, 2001