Form 10-K
period 2001-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2002-03-28
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

The aggregate market value, as of March 20, 2002, of the voting shares held by non-affiliates of the Registrant was $415,426,237. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 20, 2002, 16,054,145 Shares of Beneficial Interest, par value $1.00 per share (the "Shares"), of Pennsylvania Real Estate Investment Trust were outstanding.

                       Documents Incorporated by Reference

The Registrant's definitive proxy statement for its May 9, 2002 Annual Meeting is incorporated by reference in Part III hereof.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                     PART I

                                                                                                          Page
                                                                                                          ----
Item 1.    Business.........................................................................................3

Item 2.    Properties......................................................................................17

Item 3.    Legal Proceedings...............................................................................17

Item 4.    Submission of Matters to a Vote of Security Holders.............................................17

                                     PART II

Item 5.    Market for Our Common Equity and Related Shareholder Matters....................................18

Item 6.    Selected Financial Data.........................................................................19

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........19

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.......................................26

Item 8.    Financial Statements and Supplementary Data.....................................................26

Item 9.    Disagreements on Accounting and Financial Disclosure............................................26

                                    PART III

Item 10.   Trustees and Executive Officers of the Trust....................................................27

Item 11.   Executive Compensation..........................................................................27

Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................27

Item 13.   Certain Relationships and Related Transactions..................................................27

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................28

Item 1. Business

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust ("PREIT"), conducts substantially all of its operations through PREIT Associates, L.P. ("PREIT Associates"), a Delaware limited partnership. As used in this report, unless the context requires otherwise, the terms "Company," "we," "us," and "our" includes PREIT, PREIT Associates and their subsidiaries and affiliates, including PREIT-RUBIN, Inc. ("PREIT-RUBIN" or "PRI", formerly The Rubin Organization, Inc.) and PREIT Services, LLC ("PREIT Services"), which together comprise our commercial property development and management business.

The Company

PREIT, which is organized as a business trust under Pennsylvania law, is a fully integrated, self-administered and self-managed real estate investment trust, founded in 1960, which acquires, develops, redevelops and operates retail, multifamily and industrial properties.

As of December 31, 2001, we owned interests in 22 shopping centers containing an aggregate of approximately 10.9 million square feet, 19 multifamily properties containing an aggregate of 7,242 units and 4 industrial properties with an aggregate of approximately 0.3 million square feet. We also own interests in 4 shopping centers currently under development, which we expect to contain an aggregate of approximately 1.3 million square feet upon completion. We cannot assure you that all 4 development properties will be completed successfully.

We also provide management, leasing and development services to 19 retail properties containing approximately 8.3 million square feet, 7 office buildings containing approximately 1.8 million square feet and 2 multifamily properties containing 137 units for affiliated or third-party owners.

Recent Developments

In March 2002, we refinanced a mortgage secured by our Camp Hill multifamily property located in Camp Hill, Pennsylvania. The mortgage amount was $12.8 million, has a 10 year term and bears interest at the rate of 7.015% per annum.

Our Structure

PREIT Associates holds substantially all of our assets. As the sole general partner of PREIT Associates, we have the exclusive power to manage and conduct PREIT Associates' business, subject to limited exceptions. As of December 31, 2001, we owned approximately 90.1% of PREIT Associates. We anticipate that all of our acquisitions of interests in real estate will be owned, directly or indirectly, by PREIT Associates.

The following is a diagram of our structure as of December 31, 2001, which reflects the January 1, 2001 acquisition by PREIT Associates of the minority interest in PREIT-RUBIN:


                                    +--------------------------+
                                    | Pennsylvania Real Estate |
                                    |  Investment Trust (1)    |
                                    +--------------------------+
                                                |90.1%
                                                |                               +------------------+
                                                |                               |    Minority      |
                                                |              9.9%-------------|    Limited  (2)  |
                                                |              |                |    Partners      |
                                                |              |                +------------------+
                                                |              |
                                                |              |
                                                |              |
                                    +--------------------------+
          +-------------------------|  PREIT Associates, L.P.  |-------------------+
          |                         +--------------------------+                   |
          |                                     |                                  |
          |                                     |                                  |
          |                                     |                                  |
          |                                     |                                  |
+--------------------+                +--------------------+              +--------------------+
|      PREIT         |                |              (2)   |              |     PREIT-         |
|    Services LLC    |                |   49 Properties    |              |     RUBIN, Inc     |
+--------------------+                +--------------------+              +--------------------+

-----------------

     (1) Sole general partner of PREIT Associates. Of our 90.1% interest in PREIT Associates, we hold 99.99% of our units of limited partnership interest ("Units") as a limited partner and 0.01% as the sole general partner.

     (2) Includes an aggregate of 1,138,758 Units, 6.9% of the Units outstanding at December 31, 2001, owned by the persons who were shareholders and affiliates of The Rubin Organization before our acquisition of The Rubin Organization. Under the terms of our acquisition of The Rubin Organization, these individuals have the right to receive up to 302,500 additional Units in respect of their former ownership interest in The Rubin Organization, depending on our adjusted funds from operations over the one year, nine month period commencing on January 1, 2001, until September 30, 2002 and also to receive additional Units in respect of their interest in other properties we acquired rights to as part of the acquisition. Although not yet issued, the former shareholders and affiliates of The Rubin Organization are entitled to 167,500 units for the 12 month period from January 1, 2001 through December 31, 2001.

     (3) Interests in some of these properties are owned directly by PREIT under arrangements in which the entire economic benefit of ownership has been pledged to PREIT Associates, rather than being owned directly by PREIT Associates. PREIT Associates' economic interest in these properties ranges from 0.01% to 100%.


Retail Properties

As of December 31, 2001, we had interests in 22 retail properties containing an aggregate of approximately 10.9 million square feet. PREIT Services currently manages 12 of these properties, all of which are wholly owned by the Company. PREIT-RUBIN manages 3 of the properties, each of which is owned by a joint venture in which the Company is a party. The remaining 7 properties are also owned by joint ventures in which the Company is a party and are managed by our joint venture partners, or by an entity we or our joint venture partners designate, and in many instances a change in the management of the property requires the concurrence of both partners. Fourteen of the 22 retail properties (containing an aggregate of approximately 7.9 million square feet) are located in Pennsylvania, two (containing an aggregate of approximately 0.3 million square feet) are located in Florida, two (containing an aggregate of approximately 0.8 million square feet) are located in South Carolina, and one is located in each of Delaware, Maryland, Massachusetts and New Jersey (containing an aggregate of approximately 1.8 million square feet).

The following table presents information regarding our retail properties as of December 31, 2001:

                                                                                    Total
                                                                                   Leased &   Percent
                                                                Total     Owned    Occupied   Leased &
                                     Percent   Year Built or   Square     Square    GLA(3)    Occupied
Real Property          Location       Owned*   Renovated(1)   Feet(2)     Feet(2)  Square Ft.    (4)    Anchors/Primary Tenants
-------------          --------      -------   -------------  -------     -------  ----------    ---    -----------------------
Lehigh Valley Mall     Allentown, PA      50%       1977/1996  1,051,153   679,167   666,930     98%    JC Penney, Strawbridges,
                                                                                                        Macy's

The Court at           Langhorne, PA      50%            1996    704,486   456,862   402,766     88%    Dick's Sporting Goods, Best
Oxford Valley                                                                                           Buy, Pharmor, The Home
                                                                                                        Depot, BJ Wholesale Club

Dartmouth Mall         North             100%  1971/1987/2000    621,470   621,470   578,853     93%    JC Penney, Sears, Ames,
                       Dartmouth, MA                                                                    General Cinema

Festival at Exton      Exton, PA         100%            1991    145,009   145,009   140,312     97%    Sears Hardware, Clemen's

Whitehall Mall         Allentown, PA      50%   1964/82/98/99    533,721   533,721   521,552     98%    Sears, Kohl's, Bed, Bath &
                                                                                                        Beyond

Magnolia Mall          Florence, SC      100%       1979/1992    579,064   579,064   561,754     97%    JC Penney, Sears, Belk,
                                                                                                        Rose's

Laurel Mall            Hazleton, PA       40%       1973/1995    558,801   558,801   532,518     95%    Boscov's, Kmart, JC Penney

Palmer Park Mall       Easton, PA         50%       1972/1998    446,241   446,241   418,179     94%    The Bon-Ton, Boscov's

Mandarin Corners       Jacksonville, FL  100%       1986/1994    240,009   216,161   192,928     89%    Walmart, Marshall's


Springfield Park       Springfield, PA    50%  1963/1997/1998    268,500   122,831    84,769     69%    Target, Bed Bath & Beyond
I & II(5)

Rio Mall               Rio Grande, NJ     60%       1973/1992    158,937   158,937   158,281    100%    Kmart, Staples

Crest Plaza            Allentown, PA     100%       1959/1991    152,294   152,294    83,356     55%    Weis Market, Eckerd Drug
                                                                                                        Store

South Blanding         Jacksonville, FL  100%            1986    106,857   106,857   105,857     99%    Food Lion, Staples
Village

Northeast Tower        Philadelphia, PA   89%       1997/1998    472,296   433,618   310,460     72%    Home Depot, Dick's Sporting
Center (6)(7)                                                                                           Goods

Prince Georges Plaza   Hyattsville, MD   100%       1959/1990    756,050   756,050   653,886     87%    JC Penney, Hecht's

Red Rose Commons       Lancaster, PA      50%            1998    463,042   263,452   261,291     99%    Weis Market, Home Depot

Florence Commons       Florence, SC      100%            1991    229,515   104,134    55,825     54%    Goody's Family Clothings

Christiana Power       Newark, DE        100%            1998    302,409   302,409   299,326     99%    Costco, Dick's Sporting
Center Phase I                                                                                          Goods

Paxton Towne           Harrisburg, PA    100%            2001    714,884   441,796   365,246     83%    Target, Kohl's, Bed, Bath &
Centre(7)                                                                                               Beyond, Costco

Creekview Shopping     Warrington, PA    100%            2001    424,786   135,870    67,880     50%    Target, Lowe's
Center(7)(8)

Metroplex Shopping     Plymouth           50%            2001    778,190   477,461   477,461    100%    Target, Lowe's, Giant
Center(7)              Meeting, PA

Willow Grove Park(9)   Willow Grove,    0.01%       1982/2001  1,203,340   561,479   548,584     98%    Sears, Bloomingdales,
                       PA                                      ---------   -------   -------     ---    Strawbridge's, Macy's
  Total Weighted Average (22 properties)                      10,911,054 8,253,684 7,488,014     91%
                                                              ========== ========= =========     ===

* By PREIT Associates; we own approximately 90.1% of PREIT Associates.

(1) Year initially completed and, where applicable, the most recent year in which the property was renovated substantially or an additional phase of the property was completed.
(2) Total Square Feet includes space owned by the tenant; Owned Square Feet and Percent Leased excludes such space.
(3)  GLA stands for Gross Leasable Area.
(4) Percent Leased is calculated as a percent of Owned Square Feet for which leases were in effect as of December 31, 2001.
(5) With respect to Phase I, we have an undivided one-half interest in one of three floors in a freestanding department store.
(6)  We expect to acquire the remaining 11% ownership interest in 2002.
(7) Property is income producing as of 12/31/01, with development activity in 2001.
(8) Development was completed in January 2002, property is 100% leased and occupied as of January 31, 2002.
(9) The percentage of our ownership interest in Willow Grove Park is nominal until the satisfaction of certain conditions.

The following table presents information regarding the primary tenant in each of our retail properties:

             Primary Tenant, Square Footage and Annualized Base Rent
                             as of December 31, 2001

                                      Number of                        GLA of                   Annualized
Primary Tenant                          Stores                  Stores Leased                    Base Rent
--------------                          ------                  -------------                    ---------
The Limited Stores, Inc. (1)             28                           181,966                   $4,114,853
The Gap, Inc./Old Navy (1)               14                           193,199                    3,461,647
Dick's Sporting Goods                     4                           199,576                    2,967,688
Bed Bath & Beyond                         4                           156,909                    2,135,399
Barnes & Noble/B. Dalton                  5                            92,933                    1,761,570
Best Buy                                  2                           105,330                    1,751,845
PetSmart                                  4                           104,797                    1,706,953
Venator Group                            17                            51,286                    1,608,931
Circuit City                              3                            97,509                    1,568,020
Boscov's                                  2                           375,110                    1,436,000
Toys R Us                                 4                           132,890                    1,389,214
Costco                                    1                           140,814                    1,300,588
Home Depot                                1                           136,633                    1,250,000
Giant                                     1                            67,185                    1,228,142
Kmart                                     2                           233,587                    1,211,008
Weis Markets                              3                           158,075                    1,019,908
Sears                                     6                           609,118                      887,614
Payless Shoe Source                      13                            37,567                      867,156
Trans World Entertainment Corp.           8                            32,450                      851,530
Office Max                                2                            60,926                      843,014
                                          -                         ---------                  -----------
Total                                   124                         3,167,860                  $33,361,080
                                         ===                        =========                  ===========

(1) Includes lease(s) in which the tenant pays rent based on a percentage of sales in lieu of minimum rent. No annualized base rent has been estimated for these leases.

The following table presents, as of December 31, 2001, scheduled lease expirations with respect to our retail properties for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights:

                                                                                               Percentage of
                                                                                                   Total
                                        Annualized         Approximate       Average Base     Leased GLA (1)
                      Number of         Base Rent              GLA          Rent Per Square   Represented By
    Year Ending         Leases         of Expiring         of Expiring          Foot of          Expiring
    December 31        Expiring           Leases             Leases         Expiring Leases       Leases
    -----------        --------           ------             ------         ---------------       ------

     Prior (2)            38             $828,848            53,932             $15.37             0.72%

       2002               89            4,514,188            436,082             10.35             5.82%

       2003               81            4,910,546            239,216             20.53             3.19%

       2004               78            7,670,776            450,107             17.04             6.01%

       2005               86            8,078,608            452,679             17.85             6.05%

       2006               87            8,455,042            659,451             12.82             8.81%

       2007               53            5,648,178            579,929              9.74             7.74%

       2008               54            6,161,573            667,155              9.24             8.91%

       2009               48            5,640,675            281,199             20.06             3.76%

       2010               65            6,226,790            275,504             22.60             3.68%

       2011               71           13,522,685            885,055             15.28            11.82%
                          --           ----------          ---------           -------           ------

                         750          $71,657,909          4,980,309            $14.39            66.51%
                         ===          ===========          =========           =======           ======


(1) Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 7,488,014.

(2) Includes all tenant leases which have already expired and are on a month-to-month basis.

Development Properties

We have rights in 4 development properties -Christiana Power Center Phase II, Newark, DE; New Garden, New Garden Township, PA; South Brunswick, South Brunswick, NJ; and Pavilion at Market East, Philadelphia, PA.

The following table presents information, as of December 31, 2001, regarding the development properties:

                                                                  Planned          Planned
                                                     Ownership   Approximate        Owned                         Expected
Development Property               Location          Interest*   Square Feet      Square Feet      Status         Completion
--------------------               --------          ---------   -----------      -----------      ------         ----------

Christiana Power Center II     Newark, DE            100%           355,670       355,670      Predevelopment        3Q04

New Garden                     New Garden            100%           479,034       479,034      Predevelopment        1Q04
                               Township, PA

South Brunswick                South Brunswick, NJ   100%           210,325       210,325      Predevelopment        3Q03

Pavilion at Market East        Philadelphia, PA       50%           297,314       148,657      Predevelopment        Uncertain
                                                                    -------       -------

TOTAL:                                                            1,342,343     1,193,686
                                                                  =========     =========

* By PREIT Associates; we currently own approximately 90.1% of PREIT Associates.

We acquired our rights to Christiana Power Center Phase II when we acquired The Rubin Organization, and we hold our rights subject to a contribution agreement executed in connection with that acquisition. The contribution agreement provides for PREIT Associates to issue Units to former affiliates of The Rubin Organization as consideration for their rights in this property according to the formula described below. As Christiana Power Center Phase II is completed and leased, it will be valued based on the following principles:

     o all space leased and occupied by credit-worthy tenants will be valued at ten times adjusted cash flow, computed as specified in the contribution agreement;

     o all space leased to a credit-worthy tenant but unoccupied will be valued at ten times adjusted cash flow calculated as though the space was built and occupied as shown in the property's budget; and

     o space not leased or occupied, whether built or unbuilt, will be valued as mutually agreed upon or, failing agreement, by appraisal.

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

Multifamily Properties

We have interests in 19 multifamily properties with an aggregate of 7,242 units. In 2001, we managed 14 of these multifamily properties, and the remaining 5 multifamily properties were managed by one or more of our partners. Effective January 1, 2002, we began managing one of the properties that was previously managed by our partner in the property. If our partners currently managing the remaining 4 multifamily properties become unable or unwilling to perform their obligations or responsibilities, we are capable of managing these properties with our own staff.

The following table presents information, as of December 31, 2001, regarding the 19 multifamily properties in which we have an interest:

                                                                                               Approx.
                                                                      Year         Number     Rentable                      2001
Multifamily                                            Percent       Built/          Of         Area         Percent    Average Rent
Property                     Location                  Owned*       Renov(1)      Units(2)    (Sq. Ft.)     Occupied      per Unit
--------                     --------                  ------       --------      --------    ---------     --------      --------

Emerald Point                Virginia Beach, VA         100%     1965/1993/2000     862        846,000         94%           $618

Boca Palms                   Boca Raton, FL             100%        1970/1994       522        673,000         92%          1,004

Lakewood Hills               Harrisburg, PA             100%        1972/1988       562        630,000         95%            690

Regency Lakeside             Omaha, NE                   50%        1970/1990       433        492,000         94%          1,004

Kenwood Gardens              Toledo, OH                 100%        1951/1989       504        404,000         92%            502

Fox Run                      Bear, DE                   100%          1988          414        359,000         92%            770

Eagle's Nest                 Coral Springs, FL          100%          1989          264        343,000         96%            988

Palms of Pembroke            Pembroke Pines,            100%        1989/1995       348        340,000         97%            964
                             FL

Hidden Lakes                 Dayton, OH                 100%        1987/1994       360        306,000         91%            630

Cobblestone                  Pompano Beach, FL          100%        1986/1994       384        297,000         95%            799

Countrywood                  Tampa, FL                   50%        1977/1997       536        295,000         96%            536

Shenandoah Village           West Palm Beach,           100%        1985/1993       220        286,000         96%            996
                             FL

Marylander                   Baltimore, MD              100%        1951/1989       507        279,000         99%            574

Camp Hill Plaza              Camp Hill, PA              100%        1967/1994       300        277,000         92%            721

Fox Run, Warminster          Warminster, PA              50%        1969/1992       196        232,000         98%            732

Cambridge Hall               West Chester, PA            50%        1967/1993       233        186,000         98%            723

Will-O-Hill                  Reading, PA                 50%        1970/1986       190        152,000         97%            607

2031 Locust Street           Philadelphia, PA           100%        1929/1986        87         89,000        100%          1,408

The Woods                    Ambler, PA                 100%          1974          320        235,000         95%            875
                                                                                 ------      ---------        ---            ----

Total/Weighted Average      (19 properties)                                       7,242      6,721,000         95%           $749
                                                                                 ======      =========        ===            ====

* By PREIT Associates; we currently own approximately 90.1% of PREIT Associates.

     (1) Year initially completed and most recently renovated, and where applicable, year(s) in which additional phases were completed at the property.

     (2) Includes all apartment and commercial units occupied or available for occupancy at December 31, 2001.

Other Properties

We own four industrial properties that we acquired shortly after our organization. We have not acquired any property of this type in over 28 years. We do not consider these properties to be strategically held assets. These properties, in the aggregate, contributed less than 1% of our net rental income in our fiscal year ended December 31, 2001. We have been implementing a program providing for the orderly disposition of these assets.

The following table shows information, as of December 31, 2001, regarding the remaining four industrial properties:

                              Year          Percent      Square       Percentage
Property and Location      Acquired         Owned*         Feet         Leased
---------------------      --------         ------         ----         ------

Warehouse                    1962           100%           12,034       100%
Pennsauken, NJ

Warehouse                    1962           100%           16,307       100%
Allentown, PA

Warehouse                    1963           100%           29,450       100%
Pennsauken, NJ

Warehouse and Plant          1963           100%          197,000       100%
Lowell, MA
                                                          -------
            Total                                         254,791
                                                          =======

* By PREIT Associates; we currently own approximately 90.1% of PREIT Associates.

Right of First Refusal Properties.

We obtained rights of first refusal with respect to the interests of some of the former affiliates of The Rubin Organization, after our acquisition of The Rubin Organization, in the three retail properties listed below:

                                                   Percentage Interest
                           Gross Leasable           Subject to the Right
Property/Location             Sq. Ft.                 of First Refusal
-----------------             -------                 ----------------

Christiana Mall,             1,101,000                       (1)
Newark, DE

Cumberland Mall,               829,000                       50%
Vineland, NJ

Fairfield Mall,                     (2)                      50%
Chicopee, MA

(1) The interest subject to the right of first refusal is subject to adjustment in connection with the refinancing of the participating mortgage that currently encumbers this property.

(2) The property is currently undergoing a renovation. A portion of the property was sold in 2001. The post-renovation Gross Leasable area of the remaining property has not been determined.

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

         The 800,000 additional Units discussed above are to be issued over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based on our adjusted funds from operations per share during the five year period. The contribution agreement established "hurdles" and "targets" during specified "earn-out periods" to determine whether, and to what extent, the contingent Units will be issued. For the period beginning October 1, 1997 through December 31, 2001, 665,000 contingent OP units had been earned, resulting in an additional purchase price of approximately $12.9 million. Under the contribution agreement, the hurdles and targets were adjusted on December 29, 1998 (after the issuance of 32,500 OP units for the period ended December 31, 1997) to account for the dilutive effect of our December 1997 public offering, as follows:

                             Per Share Adjusted
                                      FFO             Base No.        Max. No.
                                                    Contingent       Contingent
Earnout Period              Hurdle       Target    TRO OP Units    TRO OP Units
--------------              ------       ------    ------------    ------------

1-1-98   to 12-31-98        $2.13        $2.39        20,000           130,000
1-1-99   to 12-31-99        $2.30        $2.58        57,500           167,500
1-1-00   to 12-31-00        $2.43        $2.72        57,500           167,500
1-1-01   to 12-31-01        $2.72        $3.03        57,500           167,500
1-1-02   to  9-30-02        $2.19        $2.43        52,500           135,000
                                                     -------           -------

                       Total                         245,000           767,500
                                                     =======           =======

         Following our July 2001 public offering, the hurdle and target for the 2001 period were further adjusted to $2.63 and $2.94, respectively, to account for the dilutive effect of our July 2001 public offering.

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

The contribution agreement provides that if we declared a share split, share dividend or other similar change in our capitalization, the "hurdle" and "target" levels will be proportionately adjusted. The contribution agreement also provides for the creation of a special committee of independent Trustees to consider, among other matters, whether other equitable adjustments, either upward or downward, should be effected in the "hurdle" and "target" levels to reflect:

     o our incurrence of non-project specific indebtedness or our raising of equity capital;
     o our breach of any of our representations or warranties in the contribution agreement which may adversely affect adjusted funds from operations; and
     o the effect on adjusted funds from operations of any adverse judgment in litigation pending against us.

Through December 31, 2001, 465,000 of the 767,500 units described above have been issued, and another 167,500 units have been earned, but not yet issued. For the nine month period commencing January 1, 2002 and ending September 30, 2002, we may be required to issue the remaining 135,500 Units, depending on our per share "adjusted funds from operations" during this period. "Adjusted funds from operations" is defined as our consolidated net income for any period, plus, to the extent deducted in computing such net income:

     o    depreciation attributable to real property;
     o    certain amortization expenses;
     o    the expenses of the acquisition of The Rubin Organization;
     o    losses on the sale of real estate;
     o    material write-downs on real estate, including predevelopment costs;
     o    material prepayment fees; and
     o    rents currently due in excess of rents reported, minus:
     o    rental revenue reported in excess of amounts currently due;
     o    lease termination fees; and
     o    gains on the sale of real estate.

     In connection with adjusting the hurdle and target for the 2001 period as discussed above, the special committee also indicated that it will consider a request to adjust the hurdle and target for the 2002 period in order to account for the dilutive effect of our July 2001 public offering.

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

We may be unable to compete with our larger competitors and other alternatives to our portfolio of properties

The real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have greater financial resources, revenues and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. Our apartment properties portfolio competes with providers of other forms of housing, such as single family housing. Competition from single family housing increases when lower interest rates make mortgages more affordable. All of our shopping center and apartment properties are subject to significant local competition. Further, our portfolio of retail properties faces competition from internet-based operations that may be capable of providing lower-cost alternatives to customers.

We are subject to significant regulation that restricts our activities

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

Some of our properties are old and in need of maintenance and/or renovation

Some of the properties in which we have an interest were constructed or last renovated more than 10 years ago. Older properties may generate lower rentals or may require significant capital expense for renovations. More than forty percent of our apartment communities have not been renovated in the last ten years. Some of our apartments lack amenities that are customarily included in modern construction, such as dishwashers, central air conditioning and microwave ovens. Some of our facilities are difficult to lease because they are too large, too small or inappropriately proportioned for today's market. We generally consider renovation of properties when renovation will enhance or maintain the long-term value of our properties.

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

We have been and may continue to be affected negatively by tenant bankruptcies and leasing delays

At any time, a tenant may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and losses to us.

We receive a substantial portion of our shopping center income as rents under long-term leases. If retail tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we may modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs and taxes.

For example, in 2001 we were impacted by bankruptcies of retail tenants under multi-year lease agreements, including tenants expected to occupy space yet to be constructed, such as Bradlees, Inc., which was scheduled to begin occupancy on February 1, 2001 at Northeast Tower Center in Pennsylvania, and Lechter's, Inc., which was scheduled to begin occupancy on July 1, 2001 at Creekview Shopping Center in Warrington, Pennsylvania and existing tenants such as Homeplace, Inc., which ceased paying rent on July 1, 2001 at The Court at Oxford Valley in Langhorne, Pennsylvania. In addition, as a result of the weakening economy, we entered into an agreement, which included payments to JC Penney Company, Inc., to induce it to keep its store open at Prince George's Plaza in Hyattsville, Maryland beyond the scheduled expiration of its lease in July 2001.

The amount of rent and expense reimbursements that we would have received under the four lease agreements, as well as the cost of the inducement that we agreed to pay, totaled $2.6 million in 2001. We have secured replacement tenants for the Creekview Shopping Center and The Court at Oxford Valley spaces noted above, with some tenants occupying the space as of December 31, 2001, and with others expected to take possession of the space in 2002. We are currently negotiating with a prospective tenant to occupy the space at Northeast Tower Center. We do not anticipate that rent payments from this tenant will begin in 2002.

Future terrorist activity may have an adverse affect on our financial condition and operating results.

Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties. A decrease in demand would make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss, and the availability of insurance for such acts may be less, or cost more, which would adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. These acts may further erode business and consumer confidence and spending, and may result in increased volatility in national and international financial markets and economies. Any one of these events may decrease demand for real estate, decrease or delay the occupancy of our new or renovated properties, increase our operating expenses due to increased physical security for our properties and limit our access to capital or increase our cost of raising capital. We apply comprehensive planning and operational measures to enhance the security of our employees, tenants and visitors at our properties. This effort, a strong component of our operational program before September 11th, undergoes regular review and,where necessary and appropriate, improvement and enhancement. The need to enhance security measures and add additional security personnel at our properties could increase the costs of operating our properties with a materially adverse impact on our cash flow.

We face risks associated with PREIT-RUBIN's management of properties owned by third parties

PREIT-RUBIN manages a substantial number of properties owned by third parties. Risks associated with the management of properties owned by third parties include:

     o    the property owner's termination of the management contract
     o    loss of the management contract in connection with a property sale
     o    non-renewal of the management contract after expiration
     o renewal of the management contract on terms less favorable than current terms
     o decline in management fees as a result of general real estate market conditions or local market factors
     o    claims of losses due to allegations of mismanagement

Coverage under our existing insurance policies may be inadequate to cover losses

We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering our business operations, employees and assets. However, we could be required to bear all losses that are not adequately covered by insurance, including terrorism coverage. Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, if we are unable to obtain insurance in the future at acceptable levels and reasonable cost, or that compliance with covenants under our debt agreements will be met.

Insurance payouts resulting from the terrorist attacks occurring on September 11, 2001 could significantly reduce the insurance industry's reserves. Moreover, the demand for higher levels of insurance coverage will likely increase because of these attacks. As a result, we expect our insurance premiums to increase in the future, which may have a materially adverse impact on our cash flow and results of operations. Furthermore, we may not be able to purchase policies in the future with coverage limits and deductibles similar to those that were available before the attacks. Because it is not possible to determine what kind of policies will be available in the future and at what prices, there is no guarantee that we will be able to maintain our pre-September 11, 2001 insurance coverage levels.

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

We are aware of certain environmental matters at some of our properties, including ground water contamination, above-normal radon levels and the presence of asbestos containing materials and lead-based paint. We have, in the past, performed remediation of such environmental matters, and at December 31, 2001, we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. We have reserved approximately $100,000 to cover such costs if they are necessary. We cannot assure you that these amounts will be adequate to cover future environmental costs.

At five properties in which we currently have an interest, and at two properties in which we formerly had an interest, environmental conditions that have been or continue to be investigated and have not been fully remediated. At five of these properties, groundwater contamination has been found. At two of the properties with groundwater contamination, the former owners of the properties are remediating the groundwater contamination. Dry cleaning operations were performed at three of the properties in which we currently or formerly had an interest. At two of the dry cleaning properties, soil contamination has been identified and groundwater contamination was found at the other dry cleaning property. Although the properties with contamination arising from dry cleaning operations may be eligible under a state law for remediation with state funds, we cannot assure you that sufficient funds will be available under the legislation to pay the full costs of any such remediation.

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

We have limited environmental liability coverage for the types of environmental liabilities described above. The policy covers liability for pollution and on-site remediation limited to $2 million for any single claim and further limited to $4 million in the aggregate. The policy expires on December 1, 2002. We are aware of environmental concerns at two of our development properties. Our present view is that our share of any remediation costs necessary in connection with the development of these properties will be within the budgets for development of these properties (or, in the case of one of these properties, our prospective partner, who also is the current owner of such property, will address the environmental concerns prior to the commencement of the development process), but the final costs and necessary remediation are not known and may cause us to decide not to develop one or more of these properties.

Financing Risks

We face risks generally associated with our debt

We finance parts of our operations and acquisitions through debt. This debt creates risks, including:

     o    rising interest rates on our floating-rate debt
     o failure to prepay or refinance existing debt, which may result in forced disposition of properties on disadvantageous terms
     o    refinancing terms less favorable than the terms of existing debt
     o    failure to meet required payments of principal and interest

We may not be able to comply with leverage ratios imposed by our credit facility or to use our credit facility when credit markets are tight

We currently use a three-year secured credit facility for working capital, acquisitions, construction of our development pipeline, renovations and capital improvements to our properties. The credit facility is secured by 11 properties and currently requires our operating partnership, PREIT Associates, to maintain certain asset and income to debt ratios and minimum income and net worth levels. As of December 31, 2001, we were in compliance with all debt covenants. If, in the future, PREIT Associates fails to meet any one or more of these requirements, we would be in default. The lenders, in their sole discretion, may waive a default. We might secure alternative or substitute financing. We cannot assure you, however, that we can obtain waivers or alternative financing. Any default may have a materially adverse effect on our operations and financial condition.

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

Governance

We may be unable to effectively manage our partnerships and joint ventures due to disagreements with our partners and joint venturers

Generally, we hold interests in our portfolio properties through PREIT Associates. In many cases we hold properties through joint ventures or partnerships with third-party partners and joint venturers and, thus, we hold less than 100% of the ownership interests in these properties. Of the properties with respect to which our ownership is partial, most are owned by partnerships in which we are a general partner. The remaining properties are owned by joint ventures in which we have substantially the same powers as a general partner. Under the terms of the partnership and joint venture agreements, major decisions, such as a sale, lease, refinancing, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners or co-venturers. Necessary actions may be delayed significantly because decisions must be unanimous. It may be difficult or even impossible to change a property manager if a partner or co-venturer is serving as property manager.

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

We are subject to restrictions that may impede our ability to effect a change in control

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

We have entered into agreements restricting our ability to sell some of our properties

Some limited partners of PREIT Associates may suffer adverse tax consequences if certain properties owned by PREIT Associates are sold. As the general partner of PREIT Associates, we have agreed from time to time, subject to certain exceptions, that the consent of the holders of a majority (or all) of certain limited partner interests issued by PREIT Associates in exchange for a property is required before that property may be sold. These agreements may result in our being unable to sell one or more properties, even in circumstances in which it would be advantageous to do so.

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

Our success depends in part on Ronald Rubin

We are dependent on the efforts of Ronald Rubin, our Chairman and Chief Executive Officer. The loss of his services could have an adverse effect on our operations.

Our employees who work both for us and for PREIT-RUBIN may have conflicts of interest

There are numerous potential conflicts of interest relating to our ownership of PREIT-RUBIN. PREIT-RUBIN renders management, development, leasing and related services to a substantial number of properties in which affiliates of PREIT-RUBIN retain equity interests. In such instances, the interests of our management who are also PREIT-RUBIN affiliates may differ from our own. We believe that PREIT-RUBIN's management arrangements with these entities, executed after arms-length negotiation of business terms, are at least as favorable to PREIT-RUBIN as the average of management arrangements with parties unrelated to PREIT-RUBIN. In addition, PREIT-RUBIN leases substantial office space from an entity in which our affiliates have an interest.

Other Risks

We may fail to qualify as a REIT and you may incur tax liabilities as a result. If we fail to qualify as a REIT, we will be subject to Federal income tax at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service.

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

We may be unable to comply with the strict income distribution requirements applicable to REITs

To obtain the favorable treatment associated with qualifying as a REIT, we are required each year to distribute to our shareholders at least 90% of our net taxable income. We could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing.

Employees

We employ approximately 497 people on a full-time basis.

Item 2. Properties

We refer you to the tables under "Item 1. Business" for the properties we own, both wholly and those in which we have a percentage interest.

PREIT-RUBIN leases 11,421 square feet (2nd Floor) and 28,064 square feet (3rd Floor) of space for its principal offices at 200 S. Broad Street, Philadelphia, PA, under a lease with a remaining term of 8 years. The base rent is $19.50 per square foot.

Titles to all of our real estate investments have been searched and reported to us by reputable title companies. The exceptions listed in the title reports will not, in our opinion, interfere materially with our use of the respective properties for the intended purposes.

Schedule of Real Estate and Accumulated Depreciation

We refer you to Schedule III, "Real Estate and Accumulated Depreciation - December 31, 2001," of the financial statement schedules set forth herein for the amount of encumbrances, initial cost of the properties to us, cost of improvements, the amount at which carried and the amount of the accumulated depreciation.

Item 3. Legal Proceedings

From time to time, we are a plaintiff or defendant in various matters arising out of our usual and customary business of owning and investing in real estate, both directly and through joint ventures and partnerships. We expect to be covered against any such liability by our liability insurance, though we cannot assure you to this effect. We cannot assure you of the results of pending litigation, but we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.

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

The following table presents the high and low sales prices for our shares, as reported by the New York Stock Exchange, and cash distributions paid for the periods indicated:

                                                                  Distributions
                                        High             Low          Paid
                                        ----             ---          ----

Quarter ended March 31, 2001           $22.36         $18.94          $.51
Quarter ended June 30, 2001            $24.70         $20.50           .51
Quarter ended September 30, 2001       $25.05         $18.25           .51
Quarter ended December 31, 2001        $23.90         $20.50           .51
                                                                     -----
                                                                     $2.04


                                                                  Distributions
                                          High          Low           Paid
                                          ----          ---           ----

Quarter ended March 31, 2000           $17.25         $14.63          $.47
Quarter ended June 30, 2000            $18.50         $16.00           .47
Quarter ended September 30, 2000       $18.06         $16.88           .47
Quarter ended December 31, 2000        $19.75         $16.81           .51
                                                                     -----
                                                                     $1.92

         As of December 31, 2001, there were approximately 1,300 holders of record of our shares.

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

On February 8, 2002 the Company announced a quarterly cash dividend of $0.51 per share. The dividend was paid on March 15, 2002 to shareholders and unitholders of record on February 28, 2002. This marks the 40th anniversary of the Company's first dividend payment and represents the Company's 100th consecutive distribution since its initial dividend payment. Throughout its history the Company has never omitted or reduced a shareholder dividend.

To commemorate the Company's 100th dividend payment, Company officials participated in the closing bell-ringing ceremony at the New York Stock Exchange on Thursday, March 14, 2002.

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

Item 6. Selected Financial Data

Selected Financial Information
(Thousands of dollars, except per share results)

                                    For the         For the           For the           For the    For the 4-Month    For the Fiscal
                                 Year Ended      Year Ended        Year Ended        Year Ended       Period Ended        Year Ended
                               December 31,    December 31,      December 31,      December 31,       December 31,        August 31,
                                       2001            2000              1999              1998            1997(1)              1997
                                       ----            ----              ----              ----            -------              ----
Operating Results
Total revenues                     $113,582        $101,856           $90,364           $62,395            $17,252           $40,485

Net income                          $19,789         $32,254           $20,739           $23,185             $5,962           $10,235

Net income per share                  $1.35           $2.41             $1.56             $1.74              $0.66             $1.18

Balance Sheet Data
Investments  in real  estate,
     at Cost                       $650,460        $612,266          $577,521          $509,406           $287,926          $202,443
Total assets                       $602,628        $576,663          $547,590          $481,615           $265,566          $165,657
Total mortgage, bank and
     construction loans
     payable                       $360,373        $382,396          $364,634          $302,276           $103,939          $117,412
Minority interest                   $36,768         $29,766           $32,489           $28,045            $15,805              $540
Shareholders' equity               $180,285        $143,906          $133,412          $137,082           $138,530           $40,899

Other Data
Cash flows from operating
     activities                     $37,655         $44,473           $29,437           $31,302             $4,237           $15,219
Cash distributions per share          $2.04           $1.92             $1.88             $1.88              $0.47             $1.88

(1)  We changed from a fiscal year end to a calendar year end in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report.

OVERVIEW
The Company owns interests in 22 shopping centers containing an aggregate of approximately 10.9 million square feet, 19 multifamily properties containing 7,242 units and four industrial properties with an aggregate of approximately
0.3 million square feet. The Company also owns interests in four shopping centers currently under development, which are expected to contain an aggregate of approximately 1.3 million square feet upon completion.

The Company also provides management, leasing and development services to 19 additional retail properties containing approximately 8.3 million square feet, seven office buildings containing approximately 1.8 million square feet and two additional multifamily properties with 137 units for affiliated and third-party owners.

The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). During 2001, the Company continued this trend with four retail properties in its development pipeline, and same store net operating income growth of 4.9% and 3.7% in the retail and multifamily sectors, respectively, excluding the impact of lease termination fees in the retail sector, which were excluded because they were unusually high in 2000.

The Company's net income decreased by $12.5 million to $19.8 million for the year ended December 31, 2001 as compared to $32.3 million for the year ended December 31, 2000. Operating results in 2000 included larger gains on sales of real estate and higher lease termination fees than in 2001. Specifically, the properties sold in 2000 generated gains of $10.3 million as compared to $2.1 million for the properties sold in 2001. Lease termination revenues were $6.0 million in 2000 compared to $1.2 million in 2001.

In 2001, the placement in service of properties previously under development generated net income in excess of the net income lost as a result of the sale of properties in 2000 and 2001. The net result was an increase in Company real estate revenues, with a corresponding increase in property operating expenses, and depreciation, amortization and interest expenses.

Also in 2001, the Company implemented a structural change in accordance with changes to REIT tax laws authorized by the REIT Modernization Act of 1999. Specifically, effective January 1, 2001, the Company began consolidating the activities of its commercial property development and management affiliates, PREIT Services, LLC and PREIT-RUBIN, Inc. The result is reflected in the Company's Consolidated Financial Statements as new management fees, the elimination of intercompany interest income, an increase in general and administrative expenses (not all of which is attributable to the consolidation), and the elimination of Equity in Loss of PREIT-Rubin, Inc.

The Company has investments in 16 partnerships and joint ventures (the "Joint Ventures"). The purpose of the Joint Ventures is to own and operate real estate. It is a common practice in the real estate industry to invest in real estate in this manner. Of the 16 Joint Venture properties, the Company manages 5 of the properties and other parties, including several of the Company's Joint Venture partners, manage the remaining 11 properties. None of the Company's Joint Venture partners are affiliates of the Company. The Company holds a non-controlling interest in the Joint Ventures, and accounts for the Joint Ventures using the equity method of accounting. Under this accounting method, the Company does not consolidate the Joint Ventures. Instead, the Company records the earnings from the Joint Ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures". Changes in the Company's investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity". For further information regarding the Company's Joint Ventures, see
Note 2 to the Consolidated Financial Statements.

EQUITY OFFERING
On July 11, 2001, the Company issued, through a public offering, 2.0 million shares of beneficial interest at a price of $23.00 per share (the "Offering"). Net proceeds from the Offering after deducting the underwriting discount of $1.5 million and other expenses of approximately $0.2 million were approximately $44.3 million. Proceeds from the Offering were used to repay $20.7 million outstanding on an existing construction loan and $16.5 million of outstanding indebtedness under the Company's Credit Facility. The remaining proceeds were used to fund projects then under development.

CREDIT FACILITY
The Company's operating partnership has entered into a $250 million credit facility (the "Credit Facility") consisting of a $175 million revolving credit facility (the "Revolving Facility") and a $75 million construction facility (the "Construction Facility") with a group of banks. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of ten properties and have been guaranteed by the Company.

The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 130 to 180 basis points, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility. At December 31, 2001, the margin was set at 165 basis points.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of EBITDA to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at December 31, 2001; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of December 31, 2001, the Company was in compliance with all debt covenants.

LIQUIDITY AND CAPITAL RESOURCES
The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact Company cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

     o Increase in tenant bankruptcies reducing revenue and operating cash flows
     o Increase in interest rates affecting the Company's net cost of borrowing
     o    Increase in insurance premiums and/or the Company's portion of claims
     o Eroding market conditions in one or more of our primary geographic regions adversely affecting property operating cash flows

The Company expects to meet certain long-term capital requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to increase the funds available under the Revolving Facility and the Construction Facility by placing development properties into the collateral pool upon the achievement of prescribed criteria so as to fund acquisitions, development activities and capital improvements. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The Company also may be unable to sell additional equity securities on terms that are favorable to the Company, if at all. Additionally, the following are some of the potential impediments to accessing additional funds under the Credit
Facility:

     o Reduction in occupancy at one or more properties in the collateral pool
     o Reduction in appraised value of one or more properties in the collateral pool
     o Reduction in net operating income at one or more of the properties in the collateral pool
     o    Constraining leverage covenants under the Credit Facility
     o    Increased interest rates affecting our interest coverage ratios
     o Reduction in the Company's consolidated earnings before interest, taxes, depreciation and amortization (EBITDA)

At December 31, 2001 the Company had outstanding borrowings of $98.5 million under its Revolving Facility and had pledged $1.7 million under the Revolving Facility as collateral for several letters of credit. Of the unused portion of the Revolving Facility of approximately $74.8 million, as of December 31, 2001, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $4.8 million based on the existing property collateral pool. As noted, one of the additional means of increasing the Company's borrowing capacity via the Revolving Facility is the addition of unencumbered acquisition and/or development properties to the collateral pool. For example, during the first quarter of 2002, the Company placed Creekview Shopping Center, a recently completed retail development project, into the collateral pool, which increased the Company's borrowing capacity to approximately $20 million. The Company expects to place additional projects into the collateral pool to provide additional borrowing capacity, as necessary. The Company believes that the anticipated placement of properties into the collateral pool will allow for sufficient availability of borrowing capacity to fund the development pipeline commitments as well as any short-term liquidity needs.

Mortgage Notes
In addition to amounts due under the Credit Facility, a balloon payment of $22.1 million, of which the Company's proportionate share is $8.8 million, comes due in December 2003 with respect to a mortgage loan secured by a property owned by a partnership in which the Company has an interest. Construction and mortgage loans on properties wholly-owned by the Company also mature by their terms. Balloon payments, due in the next three years, on these loans total $6.2 million for a mortgage loan and $4.0 million for a construction loan. The Company is pursuing long-term financing for the construction loan which has a balloon payment coming due in 2002.

Mortgage notes payable which are secured by 18 of the Company's wholly-owned properties are due in installments over various terms extending to the year 2025 with interest at rates ranging from 5.90% to 9.50% with a weighted average interest rate of 7.45% at December 31, 2001. Principal payments are due as follows (thousands of dollars):

Year Ended 12/31        Principal Amortization        Balloon Payments                 Total
----------------        ----------------------        ----------------                 -----
2002                                    $4,917                     $--                $4,917
2003                                     5,080                   6,201                11,281
2004                                     5,274                      --                 5,274
2005                                     5,674                  12,500                18,174
2006                                     6,074                      --                 6,074
2007 and thereafter                     15,789                 196,364               212,153
                                        ------                 -------               -------
                                       $42,808                $215,065              $257,873
                                       =======                ========              ========

Eight of the Company's multifamily communities are financed with $105 million of permanent, fixed-rate, long-term debt. This debt carries a weighted average fixed interest rate of approximately 6.77%. The eight properties secure the non-recourse loans, which amortize over 30 years and mature in May 2009.

Commitments
At December 31, 2001, the Company had approximately $13.4 million committed to complete current development and redevelopment projects, which is expected to be financed through the Revolving Facility or through short-term construction loans. In connection with certain development properties, including those development properties acquired as part of the Company's acquisition of TRO, the Company may be required to issue additional units of limited partner interest in its operating partnership ("OP Units") upon the achievement of certain financial targets.

Cash Flows
During the year ended December 31, 2001, the Company generated $37.7 million in cash flows from operating activities. Financing activities used cash of $8.1 million including: (i) $29.8 million of distributions to shareholders, (ii) $20.6 million and $11.8 million of repayments on a construction loan and the Revolving Facility, respectively, (iii) $4.6 million of mortgage notes payable principal installments, (iv) $4.1 million of net distributions to OP unit holders and minority partners and (v) $0.4 million payment of deferred financing costs offset by (i) $48.3 million of net proceeds from shares of beneficial interest issued, including amounts raised through the Offering described above and (ii) $15.0 million of proceeds from a mortgage loan. Investing activities used cash of $25.4 million including: (i) $14.5 million of investments in wholly-owned real estate assets, (ii) $29.2 million of investments in property under development and (iii) $1.7 million of investments in partnerships and joint ventures; offset by (i) cash proceeds from sales of real estate interests of $10.2 million, (ii) cash distributions from partnerships and joint ventures in excess of equity in income of $8.2 million and (iii) cash from the consolidation of PRI of $1.6 million.

Contingent Liabilities
The Company along with certain of its joint venture partners has guaranteed debt totaling $5.8 million. The debt matures in 2003 (see Note 2 to the consolidated financial statements).

Interest Rate Protection
In order to limit exposure to variable interest rates, the Company has entered into interest rate swap agreements as follows:

                           Fixed Interest Rate
Notional Amount            vs. 30-day LIBOR            Maturity Date
---------------            ----------------            -------------
$20 million                6.02%                       December 2003
$55 million                6.00%                       December 2003

Financial Instruments Sensitivity Analysis
The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market interest rates. In order to mitigate the impact of fluctuation in market interest rates, the Company entered into two interest rate swap agreements with notional amounts totaling $75.0 million. All derivative instruments are entered into for other than trading purposes. As of December 31, 2001, the Company's consolidated debt portfolio consisted of $257.9 million in fixed rate mortgage notes, $98.5 million borrowed under its Revolving Facility and $4.0 million of construction notes payable.

Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual December 31, 2001 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $10.9 million at December 31, 2001. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $11.7 million at December 31, 2001. Based on the variable-rate debt included in the Company's debt portfolio, including two interest rate swap agreements, as of December 31, 2001, a 100 basis point increase in interest rates would result in an additional $0.2 million in interest incurred at December 31, 2001. A 100 basis point decrease would reduce interest incurred by $0.2 million at December 31, 2001.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITES
The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, the Company has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, the Company is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, the Company is considering the disposition of its interests. There can be no assurance that the Company will consummate any such acquisition or disposition.

Acquisitions
In 2000, the Company entered into an agreement giving it a joint venture interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, PA. Under the agreement, the Company is responsible for the expansion of the property to include a new Macy's store and decked parking. The total cost of the expansion through December 31, 2001 was $14.1 million. In 2002, the Company expects to make an additional cash contribution of approximately $3.1 million and contribute the expansion asset to the joint venture in return for a subordinated 50% general partnership interest. Also, in 2000, the Company purchased the remaining 35% interest in the Emerald Point multifamily community in Virginia Beach, VA.

Dispositions
In 2001, the Company sold parcels of land located at Paxton Town Centre in Harrisburg, PA and Commons at Magnolia in Florence, SC and an undeveloped parcel of land adjacent to the Metroplex Shopping Center in Plymouth Meeting, PA. Consistent with management's stated long-term strategic plan to review and evaluate all joint venture real estate holdings and non-core properties, during 2001 and 2000 the Company sold its interests in several properties. Under this plan, in 2001, the Company sold its interest in the Ingleside Shopping Center in Thorndale, PA, and in 2000, the Company sold the CVS Warehouse and Distribution Center in Alexandria, VA, Valleyview Shopping Center in Wilmington, DE, Forestville Shopping Center in Forestville, MD and the Company's 50% interest in Park Plaza Shopping Center in Pinellas Park, FL.

Development, Expansions and Renovations
The Company is involved in a number of development and redevelopment projects, which may require equity funding by the Company or third-party debt or equity financing (see Note 10 to the Consolidated Financial Statements). In each case, the Company will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects.

RELATED PARTY TRANSACTIONS
The Company provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company have either direct or indirect ownership interests, including Ronald Rubin, the Company's Chairman and Chief Executive Officer. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates.

The Company has no off-balance sheet transactions other than those discussed in the Interest Rate Protection section. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

The Company leases its corporate home office space from an affiliate of certain officers of the Company. The lease terms were established at market rates at the commencement date.

In connection with the Company's acquisition of The Rubin Organization ("TRO") in 1997, the Company agreed to issue up to 800,000 limited partnership units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 497,500 contingent limited partnership units had been issued. An additional 167,500 contingent limited partnership units were earned in 2001 but have not yet been issued. The remaining 135,000 units may be earned in 2002. The recipients of the contingent limited partnership units include officers of the Company, including Ronald Rubin, the Company's Chairman and Chief Executive Officer, who were partners of TRO at the time of TRO's acquisition.

SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements of the Company. The Company believes that the most critical accounting policies include revenue recognition and asset impairment.

Revenue Recognition
The Company derives over 89% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. In 2001, non-cash straight line rent income was $0.8 million. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Expense reimbursement payments are generally made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. In 2001, the Company accrued $0.9 million of income because reimbursable expense levels were greater than amounts billed. These increases/ decreases are non-cash changes to rental income. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year.

The Company's other significant source of revenues comes from management activities, including property management, leasing and development. Management fees are generally a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities are collectively referred to as Management fees in the consolidated statement of income. There are no significant cash versus accrual differences for these activities.

Evaluation of Asset Impairment
The Company periodically evaluates its real estate assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of the properties. Future events could cause the Company to conclude that impairment indicators exist and that a property's value is impaired. Any resulting impairment loss would be measured by comparing the individual property's fair value to its carrying value and reflected in the Company's consolidated statements of income.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

Net income decreased by $12.5 million to $19.8 million ($1.35 per share) for the year ended December 31, 2001 as compared to $32.3 million ($2.41 per share) for the year ended December 31, 2000.

Revenues increased by $11.7 million or 11% to $113.6 million in the year ended December 31, 2001 from $101.9 million for the year ended December 31, 2000. Gross revenues from real estate increased by $1.4 million to $101.9 million for the year ended December 31, 2001 from $100.5 million for the year ended December 31, 2000. This increase in gross revenues resulted from a $4.5 million increase in base rents, a $0.3 million increase in percentage rents and a $1.4 million increase in expense reimbursements. Offsetting this increase is a $4.8 million decrease in lease termination fees from $6.0 million in 2000 to $1.2 million in 2001. Lease termination fees in 2000 included an unusually large $4.0 million fee received in connection with the sale of the CVS Warehouse and Distribution Center. Base rents increased due to a $3.1 million increase in retail rents, resulting from two properties under development in 2000 now placed in service, and higher rents due to new and renewal leases at higher rates in 2001. These positive influences were partially offset by the sale of two retail properties that were sold in the third quarter of 2000, resulting in a $0.8 million reduction in base rents. Base rents also increased due to a $1.8 million increase in multifamily rents, resulting from rental rate increases and higher occupancy rates. The increase in base rents was offset by a $0.4 million decrease in industrial rents due to the sale of the CVS Warehouse. Percentage rents increased due to higher tenant sales levels. Expense reimbursements increased due to two properties under development in 2000 now placed in service, increased property operating expenses and the recovery of 2000 renovation costs over 10 years at Dartmouth Mall. Management fees were $11.3 million for the year ended December 31, 2001. This entire amount represents an increase in consolidated revenues in 2001 because PRI was not consolidated in 2000. Interest and other income decreased by $1.0 million because interest income on a loan with PRI was eliminated in 2001 due to the consolidation of PRI effective January 1, 2001. Without the effects of the consolidation of PRI, the Company's revenues for 2001 would have increased by $1.4 million over revenues in 2000.

Property operating expenses increased by $0.7 million or 2% to $33.4 million for the year ended December 31, 2001 from $32.7 million for the year ended December 31, 2000. Payroll expense increased $0.4 million or 7% due to normal salary increases and increased benefit costs. Real estate and other taxes increased by $0.5 million as two properties under development in 2000 were placed in service and tax rates were slightly higher for properties owned during both periods, partially offset by savings from the sale of two properties in 2000. Utilities decreased by $0.1 million. Other operating expenses decreased by $0.1 million due to decreased repairs and maintenance expenses.

Depreciation and amortization expense increased by $2.3 million to $18.0 million for the year ended December 31, 2001 from $15.7 million for the year ended December 31, 2000 due to $0.9 million from two properties under development in 2000 now placed in service, and $1.4 million from a higher asset base, of which $0.9 million is attributable to the 2000 renovation at Dartmouth Mall.

General and administrative expenses increased by $18.6 million to $23.6 million for the year ended December 31, 2001 from $5.0 million for the year ended December 31, 2000. The primary reason for the increase is the consolidation of PRI in 2001, which accounted for $16.3 million of the increase. General and administrative expenses also increased primarily due to a $1.2 million increase in payroll and benefits expenses, as well as minor increases in several other expense categories totaling $1.1 million in the aggregate.

Interest expense increased by $1.1 million to $25.0 million for the year ended December 31, 2001 as compared to $23.9 million for the year ended December 31, 2000. Retail mortgage interest increased by $0.4 million. Of this amount, $0.6 million was due to a full year of interest on a mortgage for a property placed in service in 2000, offset by $0.2 million due to expected amortization of mortgage balances. Multifamily mortgage interest decreased by $0.1 million due to expected amortization of mortgage balances. Bank loan interest expense increased by $0.8 million because of higher amounts outstanding in 2001 as compared to 2000, plus development assets placed in service in 2001.

Equity in loss of PREIT-RUBIN, Inc. was $6.3 million in the year ended December 31, 2000. There was no corresponding amount in 2001 due to the consolidation of PRI in 2001.

Equity in income of partnerships and joint ventures decreased by $0.9 million to $6.5 million in the year ended December 31, 2001 from $7.4 million in the year ended December 31, 2000. The decrease was primarily due to a mortgage prepayment fee of $0.3 million, and increased interest and bad debt expenses.

Minority interest in the operating partnership decreased $1.3 million to $2.5 million in the year ended December 31, 2001 from $3.8 million in the year ended December 31, 2000.

Gains on sales of interests in real estate were $2.1 million and $10.3 million, respectively, in the years ended December 31, 2001 and 2000 resulting from the sales of the Company's interests in Ingleside Center and land parcels at Florence Commons Shopping Center and Paxton Towne Centre in 2001, and Park Plaza, the CVS Warehouse and Distribution Center, Valley View Shopping Center and Forestville Shopping Center in 2000.

Year Ended December 31, 2000 compared with Year Ended December 31, 1999

Net income increased by $11.6 million to $32.3 million ($2.41 per share) for the year ended December 31, 2000 as compared to $20.7 million ($1.56 per share) for the year ended December 31, 1999.

Revenues increased by $11.5 million or 13% to $101.9 million in the year ended December 31, 2000 from $90.4 million for the year ended December 31, 1999. Gross revenues from real estate increased by $11.3 million to $100.5 million for the year ended December 31, 2000 from $89.2 million in 1999. This increase is due to a $4.0 million increase in base rents, a $5.7 million increase in lease termination fees, a $0.2 million increase in percentage rents and a $1.3 million increase in expense reimbursements. Base rents increased due to a $2.9 million increase in retail rents, resulting from 1999 property acquisitions and development properties placed in service in 2000 and higher rents due to new and renewal leases at higher rates in 2000. Base rents also increased due to a $1.9 million increase in multifamily rents, resulting from rental rate increases and higher occupancy rates. Industrial rents decreased $0.8 million due to the sale of the CVS Warehouse and Distribution Center in Alexandria, Va in April 2000. Lease termination fees in 2000 included a non-recurring $4.0 million fee received in connection with the sale of the CVS Warehouse and Distribution Center and $1.6 million received in connection with the termination of several retail leases, that are also considered non-recurring. Percentage rents increased due to higher tenant sales levels. Expense reimbursements increased due to 1999 property acquisitions and development properties placed in service in 2000 and increased property operating expenses. Other revenues increased due to increased miscellaneous income from the multifamily properties. Interest and other income increased by $0.3 million to $1.4 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999 due to increased interest income on the loan to PRI.

Property operating expenses increased by $0.9 million or 3% to $32.7 million for the year ended December 31, 2000 from $31.8 million for the year ended December 31, 1999. Real estate and other taxes increased by $0.5 million due to 1999 property acquisitions and development properties placed in service in 2000 and slightly higher tax rates for properties owned during both periods. Other operating expenses increased by $0.4 million due to development properties placed in service in 2000.

Depreciation and amortization expense increased by $1.8 million to $15.7 million for the year ended December 31, 2000 from $13.9 million for the year ended December 31, 1999. The property acquisitions and development properties placed in service referred to above resulted in increased depreciation expense of $0.5 million. Depreciation and amortization expense for properties owned during both periods increased by $1.3 million due to a higher asset base for properties owned during both periods.

General and administrative expenses increased by $1.4 million to $5.0 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999 primarily due to increased payroll and benefits expense.

Interest expense increased by $1.7 million to $23.9 million for the year ended December 31, 2000 from $22.2 million for the year ended December 31, 1999. Multifamily mortgages that were originated in April 1999 resulted in an increase of $1.7 million. Retail mortgage interest increased by $0.6 million because development properties were placed in service. These increases were partially offset by a decrease in bank loan interest expense of $0.6 million resulting from the capitalization of more interest in 2000 than in 1999 due to development activity.

Equity in income of partnerships and joint ventures increased by $1.2 million to $7.4 million in 2000 primarily attributable to increased income from Whitehall Mall which was under redevelopment in 1999.

Equity in net loss of PREIT-RUBIN, Inc. for the 2000 period was $6.3 million compared with $4.0 million for the 1999 period. The $2.3 million increase in the equity in net loss was primarily due to decreases in non-recurring brokerage commissions of $1.2 million, management fees of $1.0 million, publication fees of $0.4 million and depreciation and amortization expense of $0.2 million, partially offset by decreased operating expenses of $0.5 million due to a $0.3 million decrease in publication costs and a $0.2 million decrease in professional services.

Minority interest in the operating partnership increased $1.7 million to $3.8 million primarily as a result of increased earnings and 167,500 additional contingent OP units earned under the Contribution Agreement related to the acquisition of TRO in 1997.

Gains from the sale of interests in real estate were $10.3 million and $1.8 million for 2000 and 1999, respectively. The 2000 period reflects a gain on the sale of interest in Park Plaza Shopping Center in Pinellas Park, FL, the CVS Warehouse and Distribution Center in Alexandria, VA, and the Valleyview Shopping Center in Wilmington, DE. The 1999 period includes gains on the sale of interests in 135 Commerce Drive, Fort Washington, PA and an undeveloped land parcel at Crest Plaza in Allentown, PA.

SAME STORE PROPERTIES
Retail sector operating income, excluding the impact of certain lease termination fees for the year ended December 31, 2001 for the properties owned since January 1, 2000 (the "Same Store Properties"), increased by $2.2 million or 4.9% over the year ended December 31, 2000. This increase resulted from new and renewal leases at higher rates, higher occupancy and higher percentage rents in 2001 as compared to 2000. Multifamily sector same store growth was $1.2 million or 3.7% for the year ended December 31, 2001 due to revenue increases of 4.0% which were partially offset by increases in real estate taxes, utilities, apartment turnover expenses, repairs and maintenance and insurance costs. Certain retail lease terminations were excluded from this comparison because they were unusually large in 2000.

Set forth below is a schedule comparing the net operating income (excluding the impact of retail lease termination fees) for the Same Store Properties for the year ended December 31, 2001, as compared to the year ended December 31, 2000.

                                                  (In thousands)
                                              Year Ended December 31,
                                           -----------------------------
                                                2001            2000
                                           -----------      ------------
Retail Sector:
Revenues                                      $67,629          $64,342
Property operating expenses                    20,140           19,057
                                              -------          -------
Net operating income                          $47,489          $45,285
                                              =======          =======

Multifamily Sector:
Revenues                                      $56,394          $54,199
Property operating expenses                    23,455           22,448
                                              -------          -------
Net operating income                          $32,939          $31,751
                                              =======          =======

FUNDS FROM OPERATIONS
Funds from operations ("FFO") is defined as income before gains (losses) on property sales and extraordinary items (computed in accordance with generally accepted accounting principles "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs.

The Company computes funds from operations in accordance with standards established by NAREIT, which may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

Funds from operations decreased 2% to $44.7 million for the year ended December 31, 2001, as compared to $45.8 million in 2000. The decrease was primarily due to a $4.8 million decrease in lease termination fees offset in part by an improvement in net operating income from same store retail and residential properties, and newly acquired/placed in service properties in 2000.

CAPITAL EXPENDITURES
Substantially all of the Company's recurring capital expenditures in 2001 related to its multifamily communities. The multifamily communities expended $3.0 million for recurring capital expenditures, ($409 per unit owned adjusted for partnership interests). The Company's policy is to capitalize expenditures for floor coverings, appliances and major exterior preparation and painting for apartments. During the year, $1.7 million ($241 per unit owned) was expended for floor covering and $0.7 million ($91 per unit owned) for appliances.

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

SEASONALITY
Shopping center leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999, and the notes thereto, and the report of independent public accountants thereon, and our summary of unaudited quarterly financial information for the years ended December 31, 2001 and 2000, and the financial statement schedules are set forth on pages F-1 through F-21 of this report.

Item 9. Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Trustees and Executive Officers of the Trust.

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2002, and thus we have omitted the Item in accordance with General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2002, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2002, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2002, and thus we have omitted the item in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

         (1)        Financial Statements

                    Report of Independent Public Accountants                                   F-1

                    Consolidated Balance Sheets as of December 31, 2001 and 2000               F-2

                    Consolidated Statements of Income for the years ended
                    December 31, 2001, 2000 and 1999                                           F-3

                    Consolidated Statements of Shareholders' Equity for
                    the years ended December 31, 2001, 2000 and 1999                           F-4

                    Consolidated Statements of Cash Flows for the years
                    ended December 31, 2001, 2000 and 1999                                     F-5

                    Notes to Consolidated Financial Statements                                 F-6 - F-18

         (2)        Financial Statement Schedules

                    II    -   Valuation and Qualifying Accounts                                F-19
                    III   -   Real Estate and Accumulated Depreciation                         F-20 - F-21

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

+10.6 Amended and Restated Employment Agreement, dated as of March 22, 2002 between the Trust and Jonathan B. Weller.

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

 10.9 Amendment No. 1 to the Trust's 1990 Incentive and Non-Qualified Stock Option Plan, filed as exhibit 10.16 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

+10.10 The Trust's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as exhibit B to the Trust's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, as incorporated herein by reference.

+10.11 Amended and Restated Employment Agreement, dated as of March 22, 2002 between the Trust and Jeffrey Linn.

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

 10.16 Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as exhibit 10.19 to the Trust's Current Report on Form 8-K dated October 14, 1997, is incorporated herein byreference.

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

+10.31 Employment Agreement effective January 1, 1999 between the Trust and Edward Glickman.

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

+10.65 The Trust's Restricted Share Plan for Non-Employee Trustees, effective January 1, 2002.

+10.66         The Trust's 2002-2004 Long-Term Incentive Plan, effective
               January 1, 2002.

+10.67 Amended and Restated Employment Agreement, dated as of March 22, 2002, between the Trust and David J. Bryant.

+10.68 Amended and Restated Employment Agreement, dated as of March 22, 2002, between the Trust and Raymond J. Trost.

+10.69 Employment Agreement, dated as of March 22, 2002, between the Trust and Bruce Goldman.

+10.70         Amended and Restated Employment Agreement, dated as of
               March 22, 2002, between PREIT Services, LLC and George Rubin.

+10.71         Amended and Restated Employment Agreement, dated as of
               March 22, 2002, between PREIT Services, LLC and Douglas Grayson.

+10.72         Amended and Restated Employment Agreement, dated as of
               March 22, 2002, between PREIT Services, LLC and Joseph Coradino.

 21            Listing of subsidiaries

 23 Consent of Arthur Andersen LLP (Independent Public Accountants of the Company).

 99            Letter Regarding Arthur Andersen LLP

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b) Report on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: March 27, 2002              By: /s/ Jonathan B. Weller
                                      --------------------------

                                          Jonathan B. Weller
                                          President and Chief Operating Officer


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Rubin and Jonathan B. Weller, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefor, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Name                                Capacity                                        Date
           ----                                --------                                        ----

/s/ Ronald Rubin                  Chairman and Chief Executive Officer                      March 27, 2002
----------------
Ronald Rubin

/s/ Jonathan B. Weller            President, Chief Operating Officer and Trustee            March 27, 2002
----------------------
Jonathan B. Weller

/s/ George Rubin                  Trustee                                                   March 27, 2002
----------------
George Rubin

/s/ Lee Javitch                   Trustee                                                   March 27, 2002
---------------
Lee Javitch

/s/ Leonard I. Korman             Trustee                                                   March 27, 2002
---------------------
Leonard I. Korman

/s/ Jeffrey P. Orleans            Trustee                                                   March 27, 2002
----------------------
Jeffrey P. Orleans

/s/ Rosemarie B. Greco            Trustee                                                   March 27, 2002
----------------------
Rosemarie B. Greco

/s/ Ira M. Lubert                 Trustee                                                   March 27, 2002
-----------------
Ira M. Lubert

/s/ Edward Glickman               Executive Vice President and Chief                        March 27, 2002
-------------------               Financial Officer (principal
Edward Glickman                   financial officer)


/s/ David J. Bryant               Senior Vice President - Finance                           March 27, 2002
-------------------               and Treasurer (principal accounting
David J. Bryant                   officer)



Report of Independent Public Accountants

To the Shareholders and Trustees of Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania Business Trust) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements of Lehigh Valley Mall Associates, a partnership in which the Company has a 50% interest, which is reflected in the accompanying financial statements using the equity method of accounting. The equity in net income of Lehigh Valley Mall Associates represents 17%, 10% and 15%, of net income for the years ended December 31, 2001, 2000, and 1999, respectively. The financial statements of Lehigh Valley Mall Associates were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Lehigh Valley Mall Associates, is based solely on the report of the other auditors.

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

In our opinion, based on our audits, and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statement schedules in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Philadelphia, Pennsylvania
March 6, 2002

CONSOLIDATED BALANCE SHEETS
                                                                                              As of 12/31        As of 12/31
                                                                                                     2001               2000
Thousands of dollars, except per share amounts
Assets
Investments in real estate, at cost:
          Retail properties                                                                      $347,269           $328,637
          Multifamily properties                                                                  254,138            249,349
          Industrial properties                                                                     2,504              2,504
          Land and properties under development                                                    46,549             31,776
                                                                                                 --------           --------

                         Total investments in real estate                                         650,460            612,266
          Less: Accumulated depreciation                                                          112,424             95,026
                                                                                                 --------           --------

                                                                                                  538,036            517,240

Investment in and advances to PREIT-RUBIN, Inc.                                                        --              8,739
Investments in and advances to partnerships and joint
          ventures, at equity                                                                      13,680             21,470
                                                                                                 --------           --------

                                                                                                  551,716            547,449

Other assets:
          Cash and cash equivalents                                                                10,258              6,091
          Rents and sundry receivables (net of allowance for
                doubtful accounts of $727 and $733, respectively)                                  10,293              7,508
          Deferred costs, prepaid real estate taxes
                and expenses, net                                                                  30,361             15,615
                                                                                                 --------           --------
                                                                                                 $602,628           $576,663
                                                                                                 ========           ========
Liabilities and Shareholders' Equity
Mortgage notes payable                                                                           $257,873           $247,449
Bank loan payable                                                                                  98,500            110,300
Construction loan payable                                                                           4,000             24,647
Tenants' deposits and deferred rents                                                                3,908              3,118
Accrued expenses and other liabilities                                                             21,294             17,477
                                                                                                 --------           --------

                                                                                                  385,575            402,991
                                                                                                 --------           --------

Minority interest                                                                                  36,768             29,766
                                                                                                 --------           --------

Commitments and contingencies (Note 10)
Shareholders' equity:
          Shares of beneficial interest, $1 par; authorized
          unlimited; issued and outstanding 15,876 and
          13,628, respectively                                                                     15,876             13,628
Capital contributed in excess of par                                                              198,398            151,117
Deferred compensation                                                                              (1,386)            (1,812)
Accumulated other comprehensive loss                                                               (3,520)                --
Distributions in excess of net income                                                             (29,083)           (19,027)
                                                                                                 --------           --------

Total shareholders' equity                                                                        180,285            143,906
                                                                                                 --------           --------

                                                                                                 $602,628           $576,663
                                                                                                 ========           ========


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                            Year Ended      Year Ended       Year Ended
Thousands of dollars, except per share amounts                               12/31/2001      12/31/2000       12/31/1999
  REVENUES:
    Real estate revenue
         Base rent                                                              $84,689         $80,161          $76,156
         Percentage rent                                                          1,787           1,477            1,333
         Expense reimbursements                                                  10,215           8,743            7,415
         Lease termination revenue                                                1,162           6,040              291
         Other real estate revenues                                               4,032           4,050            4,025
                                                                                -------         -------          -------
    Total real estate revenue                                                   101,885         100,471           89,220
    Management fees                                                              11,336              --               --
    Interest and other income                                                       361           1,385            1,144
                                                                                -------         -------          -------
             Total revenues                                                     113,582         101,856           90,364
                                                                                -------         -------          -------

  EXPENSES:
    Property operating expenses:
         Property payroll and benefits                                            7,077           6,626            6,589
         Real estate and other taxes                                              7,750           7,210            6,668
         Utilities                                                                4,201           4,308            4,413
         Other operating expenses                                                14,374          14,531           14,113
                                                                                -------         -------          -------
    Total property operating expenses                                            33,402          32,675           31,783
    Depreciation and amortization                                                17,974          15,661           13,853
    General and administrative expenses:
         Corporate payroll and benefits                                          13,286           2,703            1,488
         Other general and administrative expenses                               10,291           2,250            2,072
                                                                                -------         -------          -------
         Total general and administrative expenses                               23,577           4,953            3,560
    Interest expense                                                             24,963          23,886           22,212
                                                                                -------         -------          -------
                  Total expenses                                                 99,916          77,175           71,408
                                                                                -------         -------          -------


Income before equity in unconsolidated entities, gains on sales of
interests in real estate and minority interest                                   13,666          24,681           18,956
Equity in loss of PREIT-RUBIN, Inc.                                                  --          (6,307)          (4,036)
Equity in income of partnerships and joint ventures                               6,540           7,366            6,178
Gains on sales of interests in real estate                                        2,107          10,298            1,763
                                                                                -------         -------          -------
Income before minority interest                                                  22,313          36,038           22,861
Minority interest in operating partnership                                       (2,524)         (3,784)          (2,122)
                                                                                -------         -------          -------
Net income                                                                      $19,789         $32,254          $20,739
                                                                                =======         =======          =======
Basic income per share                                                            $1.35           $2.41            $1.56
                                                                                  =====          ======           ======
Diluted income per share                                                          $1.35           $2.41            $1.56
                                                                                  =====          ======           ======

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the Years Ended December 31, 2001, 2000 and 1999

Thousands of dollars, except per share
amounts                                         Shares of        Capital                    Accumulated Distributions          Total
                                               Beneficial Contributed in       Deferred           Other    In Excess   Shareholder's
                                                 Interest  Excess of Par   Compensation   Comprehensive       Of Net          Equity
                                                   $1 Par                                          Loss       Income

Balance, January 1, 1999                          $13,300       $145,103       $     --         $    --    $ (21,321)      $137,082
   Net income                                          --             --             --              --       20,739         20,739

   Shares issued under share purchase plans            23            270             --              --           --            293
   Shares issued upon conversion of operating
       partnership units                               15            324             --              --           --            339
   Distributions paid to shareholders
       ($1.88 per share)                               --             --             --              --      (25,041)       (25,041)
                                                  -------       --------       --------         -------    ---------       --------

Balance, December 31, 1999                         13,338        145,697             --              --      (25,623)       133,412
Net income                                             --             --             --              --       32,254         32,254
   Shares issued upon exercise of options              13            211             --              --           --            224
   Shares issued upon conversion of
      operating partnership units                     116          2,588             --              --           --          2,704
   Shares issued under share purchase plans            43            601             --              --           --            644
   Shares issued under equity incentive plan          118          2,020         (2,162)             --           --            (24)
   Amortization of deferred compensation               --             --            350              --           --            350
   Distributions paid to shareholders
      ($1.92 per share)                                --             --             --              --      (25,658)       (25,658)
                                                  -------       --------       --------         -------    ---------       --------

Balance, December 31, 2000                         13,628        151,117         (1,812)             --      (19,027)       143,906
Comprehensive Income:
   Net Income                                          --             --             --              --       19,789         19,789
   Other comprehensive loss (Note 5)                   --             --             --          (3,520)          --         (3,520)
                                                  -------       --------       --------         -------    ---------       --------
   Total comprehensive income                                                                                                16,269

   Shares issued under equity offering              2,000         42,274             --              --           --         44,274
   Shares issued upon exercise of options               7            129             --              --           --            136
   Shares issued upon conversion of
      operating partnership units                     130          2,730             --              --           --          2,860

   Shares issued under share purchase plans            47            855             --              --           --            902
   Shares issued under equity incentive plan           64          1,293           (730)             --           --            627
   Amortization of deferred compensation               --             --          1,156              --           --          1,156
   Distributions paid to shareholders
      ($2.04 per share)                                --             --             --              --      (29,845)       (29,845)
                                                  -------       --------       --------         -------    ---------       --------

Balance, December 31, 2001                        $15,876       $198,398       $ (1,386)        $(3,520)   $ (29,083)      $180,285
                                                  =======       ========       ========         =======    =========       ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Year Ended       Year Ended       Year Ended
Thousands of dollars                                                                 12/31/2001       12/31/2000       12/31/1999
Cash Flows from Operating Activities:
Net income                                                                             $ 19,789         $ 32,254         $ 20,739
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Minority interest, net of distributions                                                 --              667               --
     Depreciation and amortization                                                       17,974           15,661           13,853
     Amortization of deferred financing costs                                               672              494              370
     Provision for doubtful accounts                                                        533              752            1,298
     Amortization of deferred compensation                                                1,156              350               --
     Gains on sales of interests in real estate                                          (2,107)         (10,298)          (1,763)
     Equity in loss of PREIT-RUBIN, Inc.                                                     --            6,307            4,036
     Decrease in allowance for possible losses                                               --               --              (98)
Change in assets and liabilities, net of effects from acquisitions:
          Net change in other assets                                                     (5,615)          (3,351)          (9,474)
          Net change in other liabilities                                                 5,253            1,637              476
                                                                                       --------          -------          -------
Net cash provided by operating activities                                                37,655           44,473           29,437
                                                                                       --------          -------          -------

Cash Flows from Investing Activities:
Net investments in wholly-owned real estate                                             (14,463)         (24,886)         (36,971)
Investments in property under development                                               (29,234)         (25,657)         (26,802)
Investments in partnerships and joint ventures                                           (1,732)          (5,093)          (8,299)
Investments in and advances to PREIT-RUBIN, Inc.                                             --           (5,036)          (2,126)
Cash distributions from partnerships and joint
     ventures in excess of equity in income                                               8,232            1,338            3,789
Cash proceeds from sales of interests in partnerships                                     3,095            2,940            1,491
Cash proceeds from sales of wholly-owned real estate                                      7,058           20,044            4,045
Net cash received from PREIT-RUBIN, Inc.                                                  1,616               --               --
                                                                                       --------          -------          -------
Net cash used in investing activities                                                   (25,428)         (36,350)         (64,873)
                                                                                       --------          -------          -------

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable                                         (4,575)          (4,440)          (3,672)
Proceeds from mortgage notes payable                                                     15,000               --          120,500
Proceeds from construction loan payable                                                      --           17,843            6,804
Repayment of mortgage notes payable                                                          --          (14,942)         (17,000)
Repayment of construction loan payable                                                  (20,647)              --               --
Net (payment) borrowing from revolving credit facility                                  (11,800)          19,300          (47,873)
Payment of deferred financing costs                                                        (432)          (1,594)          (1,438)
Shares of beneficial interest issued, net of issuance costs                              48,348              294              293
Distributions paid to shareholders                                                      (29,845)         (25,658)         (25,041)
Distributions paid to OP unit holders and minority partners,
     in excess of minority interest                                                      (4,109)              --             (789)
                                                                                       --------          -------          -------
Net cash (used in) provided by financing activities                                      (8,060)          (9,197)          31,784
                                                                                       --------          -------          -------

Net change in cash and cash equivalents                                                   4,167           (1,074)          (3,652)
Cash and cash equivalents, beginning of period                                            6,091            7,165           10,817
                                                                                       --------          -------          -------

Cash and cash equivalents, end of period                                               $ 10,258          $ 6,091          $ 7,165
                                                                                       ========          =======          =======

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2001, 2000 and 1999

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

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2001, the Company held a 90.1% interest in the Operating Partnership.

Pursuant to the terms of the partnership agreement, each of the other limited partners of the Operating Partnership has the right to convert his/her interest in the Operating Partnership into cash or, at the election of the Company, into shares on a one-for-one basis, in some cases beginning one year following the respective issue date and in some cases immediately.

Investment in PRI
As of December 31, 2000, the Operating Partnership held a 95% economic interest in PREIT-RUBIN, Inc. ("PRI") through its ownership of 95% of PRI's stock, which represented all of the nonvoting common stock of PRI.

Effective January 1, 2001, in exchange for Company shares valued at approximately $0.5 million, the Operating Partnership acquired the 5% minority interest representing all of the voting common stock in PRI, which is now 100% owned by the Operating Partnership, and consolidated. Also effective January 1, 2001, PRI was converted to a Taxable REIT Subsidiary, as defined under the Internal Revenue Code. As a Taxable REIT Subsidiary, PRI is able to pursue certain business opportunities not previously available under the rules governing REITs. On January 1, 2001, the Company also formed PREIT Services, LLC ("PREIT Services") for the purpose of managing the Company's properties that were previously managed by PRI.

The Company's investment in PRI was previously accounted for using the equity method. See Note 3 for further discussion. The excess of the Company's investment over the underlying equity in the net assets of PRI ($12.8 million at December 31, 2001) was amortized using a 35 year life. Effective January 1, 2002, this amount is no longer amortized (see Recent Accounting Pronouncements, below).

Consolidation
The Company consolidates its accounts and the accounts of the Operating Partnership and reflects the remaining interest in the Operating Partnership as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Partnership and Joint Venture Investments
The Company accounts for its investment in partnerships and joint ventures which it does not control using the equity method of accounting. These investments, which represent a 0.01% noncontrolling interest in Willow Grove Park (See Note
11) and 40% to 60% noncontrolling ownership interests in the Company's other partnerships and joint ventures, are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income and cash contributions and distributions.

Statements of Cash Flows
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash paid for interest, net of amounts capitalized, was $23.7 million, $24.1 million and $22.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, cash and cash equivalents totaling $10.3 million and $6.1 million, respectively included tenant escrow deposits of $1.0 million and $1.2 million, respectively.

Capitalization of Costs
It is the Company's policy to capitalize interest and real estate taxes related to properties under development and to depreciate these costs over the life of the related assets. For the years ended December 31, 2001, 2000 and 1999, the Company capitalized interest of $2.6 million, $3.3 million and $2.3 million, respectively and real estate taxes of $0.1 million, $0.3 million and $0.1 million, respectively.

The Company capitalizes as deferred costs certain expenditures related to the financing and leasing of certain properties. Capitalized loan fees are amortized over the term of the related loans and leasing commissions are amortized over the term of the related leases.

The Company records certain deposits associated with planned future purchases of real estate as assets when paid. These deposits are transferred to the properties upon consummation of the transaction. The Company capitalizes costs associated with properties held for future development.

The Company capitalizes repairs and maintenance costs that extend the useful life of the asset and that meet certain minimum cost thresholds. Costs that do not meet these thresholds, or do not extend the asset lives are expensed as incurred.

Depreciation
The Company, for financial reporting purposes, depreciates its buildings, equipment and leasehold improvements over their estimated useful lives of 5 to 50 years, using the straight-line method of depreciation. For federal income tax purposes, the Company uses the straight-line method of depreciation and the useful lives prescribed by the Internal Revenue Code. Depreciation expense was $17.7 million, $15.3 million and $13.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Allowance for Possible Losses
The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for these assets is based on the estimated fair market value of the assets. No impairment losses were recognized in the years ended December 31, 2001, 2000 or 1999.

Derivative Financial Instruments
On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." Specifically SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

Income Taxes
The Company has elected to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to remain so qualified. Accordingly, no provision for federal income taxes has been reflected in the accompanying consolidated financial statements.

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

A provision for excise tax of $0.2 million was recorded for the year ended December 31, 2000. No provision for excise tax was made for the years ended December 31, 2001 or 1999, as no tax was due in those years.

The tax status of per share distributions paid to shareholders was composed of the following for the years ended December 31, 2001, 2000, and 1999:

                           Year Ended      Year Ended       Year Ended
                           12/31/2001      12/31/2000       12/31/1999
Ordinary income                 $1.80           $1.14            $1.67
Capital gains                    0.24            0.78             0.21
                                 ----            ----             ----

                                $2.04           $1.92            $1.88
                                =====           =====            =====

PRI is subject to federal, state and local income taxes. The operating results of PRI include a provision or benefit for income taxes. Tax benefits are recorded by PRI to the extent realizable.

The aggregate cost for federal income tax purposes of the Company's investment in real estate was approximately $581 million and $543 million at December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments
Carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and borrowings under the Credit Facility and the construction loan payable approximate fair value due to the nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures.

Revenue Recognition
Rental revenue is recognized on a straight-line basis over the lease term regardless of when payments are due. The straight-line rent adjustment increased revenue by approximately $0.8 million in 2001, $1.2 million in 2000, and $0.7 million in 1999. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Percentage rents are recorded after annual tenant sales targets are met.

No tenant represented 10% or more of the Company's rental revenue in any period presented.

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

Recent Accounting  Pronouncements
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires the Company to cease amortizing goodwill that existed as of June 30, 2001, effective January 1, 2002. Recorded goodwill balances will be reviewed for impairment at least annually and written down if the carrying value of the goodwill balance exceeds its fair value.

For goodwill recorded prior to June 30, 2001, the Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 as of January 1, 2002, and accordingly, goodwill will no longer be amortized after December 31, 2001. The Company will conduct an annual review of the goodwill balances for impairment and determine whether any adjustments to the carrying value of goodwill are required. The Company's consolidated balance sheet at December 31, 2001 includes $12.8 million (net of $1.1 million of accumulated amortization expense) of goodwill recognized in connection with the acquisition of PRI in 1997. In accordance with the provisions of these statements, the Company amortized this goodwill through the end of 2001, recognizing approximately $0.4 million of goodwill amortization expense for the year ended December 31, 2001.

While the Company has not yet completed all of the valuation and other work necessary to adopt these accounting standards, it is believed that, except for the impact of discontinuing the amortization of goodwill, there will not be a significant impact on the Company's financial condition or operating results.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business as previously defined in APB
30. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. The provisions of the Statement generally are to be applied prospectively. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

2. INVESTMENTS IN PARTNERSHIPS & JOINT VENTURES

The following table presents summarized financial information of the equity investments in the Company's 16 partnerships and joint ventures as of December 31, 2001 and 2000, including 3 properties with development activity.

                                                  Year Ended         Year Ended
                                                  12/31/2001         12/31/2000
Thousands of dollars
Assets
Investments in real estate, at cost:
     Multifamily properties                          $57,281           $ 57,200
     Retail properties                               430,368            410,745
     Properties under development                      5,986             28,477
                                                     -------           --------

     Total investments in real estate                493,635            496,422
Less: Accumulated depreciation                        86,356             78,025
                                                     -------           --------
                                                     407,279            418,397
Cash and cash equivalents                              4,390              5,788
Deferred costs, prepaid real
     estate taxes and other, net                      51,666             56,012
                                                     -------           --------
        Total assets                                 463,335            480,197
                                                     -------           --------

Liabilities and Partners' Equity
Mortgage notes payable                               401,193            327,684
Construction loans payable                                --             61,857
Other liabilities                                     18,036             33,127
                                                     -------           --------

        Total liabilities                            419,229            422,668
                                                     -------           --------

Net equity                                            44,106             57,529
Less: Partners' share                                 30,576             36,578
                                                     -------           --------
         Company's share                              13,530             20,951
                                                     -------           --------
Advances                                                 150                519
                                                     -------           --------
Investment in and advances to partnerships and
        Joint ventures                               $13,680           $ 21,470
                                                     =======           ========

Mortgage notes payable, which are secured by 14 of the related properties, are due in installments over various terms extending to the year 2016 with interest rates ranging from 6.40% to 8.39% with a weighted average interest rate of 7.42% at December 31, 2001. The Company's proportionate share of principal payments due in the next five years and thereafter is as follows (thousands of dollars):

Year Ended 12/31   Principal Amortization    Balloon Payments        Total
----------------   ----------------------    ----------------        -----
2002                               $2,606                 $--       $2,606
2003                                2,392               8,832       11,224
2004                                2,620                  --        2,620
2005                                2,860                  --        2,860
2006                                2,948              21,760       24,708
2007 and thereafter                16,119              85,665      101,784
                                   ------              ------      -------
                                  $29,545            $116,257     $145,802
                                  =======            ========     ========

The liability under each mortgage note is limited to the particular property, except for a loan with a balance of $5.8 million, which is guaranteed by the partners of the respective partnerships, including the Company.

In 2001, the Company and its joint venture partner secured a mortgage for a property previously under development. The proceeds from the mortgage were used to repay the construction loan on the property. The balance of the loan at December 31, 2001 was $65.4 million. This loan bears an interest rate of 7.25% and matures in October 2011.

The Company's investments in certain partnerships and joint ventures reflect cash distributions in excess of the Company's net investments totaling $1.8 million and $2.1 million as of December 31, 2001 and 2000, respectively.

The following table summarizes the Company's equity in income for the years ended December 31, 2001, 2000 and 1999 (thousands of dollars):

                                                                     Year Ended      Year Ended       Year Ended
                                                                     12/31/2001      12/31/2000       12/31/1999

Gross revenues from real estate                                        $94,272         $80,303          $58,817
                                                                       -------         -------          -------

Expenses:
     Property operating expenses                                        33,981          27,267           19,785
     Interest expense                                                   30,229          25,477           17,475
     Refinancing prepayment penalty                                        510              --               --
     Depreciation and amortization                                      16,363          12,436            9,131
                                                                       -------         -------          -------

Total expenses                                                          81,083          65,180           46,391
                                                                       -------         -------          -------

Net income                                                              13,189          15,123           12,426
Partners' share                                                         (6,649)         (7,757)          (6,248)
                                                                       -------         -------          -------

Equity in income of partnerships and joint ventures                    $ 6,540         $ 7,366          $ 6,178
                                                                       =======         =======          =======


The Company has a 50% partnership interest in Lehigh Valley Mall Associates which is included in the amounts above. Summarized financial information as of December 31, 2001, 2000 and 1999 for this investment, which is accounted for by the equity method, is as follows (thousands of dollars):

                                   Year Ended       Year Ended       Year Ended
                                   12/31/2001       12/31/2000       12/31/1999

Total assets                          $19,729          $21,148          $23,283

Mortgages payable                      49,599           50,596           51,518

Revenues                               18,076           17,295           17,296

Property operating expenses             6,678            5,888            6,057

Interest expense                        3,957            4,068            4,103

Net income                              6,690            6,565            6,356

Equity in income of partnership         3,345            3,282            3,178

3. INVESTMENT IN PRI
PRI is responsible for various activities, including management, leasing and real estate development of properties on behalf of third parties. Prior to January 1, 2001, PRI also provided these services to certain of the Company's properties. Management fees paid by the Company's properties to PRI were included in property operating expenses in the accompanying consolidated statements of income and amounted to $0.9 million and $0.6 million for the years ended December 31, 2000 and 1999. The Company's properties also paid leasing and development fees to PRI totaling $1.3 million and $0.5 million for the years ended December 31, 2000 and 1999. The Company did not pay management, leasing or development fees to PRI in 2001 because it became a consolidated entity on January 1, 2001. Effective January 1, 2001, management services previously provided by PRI for certain of the Company's properties are provided by PREIT Services, which is 100% owned by the Company.

In July 1998, PRI issued 134,500 non-qualified stock options to its employees ("PRI options") to purchase shares of beneficial interest in the Company at a price equal to fair market value of the shares ($23.85) on the grant date. The options vest in four equal annual installments commencing July 15, 1999. At the same time, the Company sold an option to PRI which will enable PRI to purchase an equal number of shares from the Company with the same terms and conditions as the PRI options. The purchase price for the options was determined based on the Black-Scholes option pricing model and was valued at $1.20 per option. There were no stock options issued in 2001, 2000 or 1999.

PRI also provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $2.9 million, $3.2 million and $3.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, $0.3 million and $0.7 million, respectively, was due from these affiliates. Of these amounts, approximately $0.2 million and $0.7 million, respectively, were collected subsequent to December 31, 2001 and 2000. Market rate interest is charged on the remaining related party receivable balance of $0.1 million. PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

Summarized financial information for PRI as of and for the years ended December 31, 2000 and 1999 is as follows (2001 information is not presented because PRI was consolidated effective January 1, 2001):

                                                   (Thousands of dollars):
                                                 Year Ended       Year Ended
                                                 12/31/2000       12/31/1999

Total assets                                       $ 6,782         $ 7,185
                                                   =======         =======
Management fees                                    $ 3,739         $ 4,526
Leasing commissions                                  4,113           5,312
Development fees                                       617             691
Other revenues                                       3,620           4,382
                                                   -------         -------
Total revenue                                      $12,089         $14,911
                                                   =======         =======
Net loss                                           $(6,624)        $(4,237)
                                                   =======         =======
Company's share of net loss                        $(6,307)        $(4,036)
                                                   =======         =======

4. MORTGAGE NOTES, BANK AND CONSTRUCTION LOANS PAYABLE

Mortgage Notes Payable
Mortgage notes payable which are secured by 18 of the Company's properties are due in installments over various terms extending to the year 2025 with interest at rates ranging from 5.90% to 9.50% with a weighted average interest rate of 7.45% at December 31, 2001. Principal payments are due as follows (thousands of dollars):

Year Ended 12/31    Principal Amortization     Balloon Payments        Total
----------------    ----------------------     ----------------        -----
2002                                $4,917                  $--       $4,917
2003                                 5,080                6,201       11,281
2004                                 5,274                   --        5,274
2005                                 5,674               12,500       18,174
2006                                 6,074                   --        6,074
2007 and thereafter                 15,789              196,364      212,153
                                    ------              -------      -------
                                   $42,808             $215,065     $257,873
                                   =======             ========     ========

The fair value of the mortgage notes payable was approximately $259.1 million at December 31, 2001 based on year-end interest rates and market conditions.

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

The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus margins ranging from 130 to 180 basis points, depending on the Company's consolidated Leverage Ratio, as defined by the Credit Facility.

The Credit Facility is secured by 10 of the Company's existing retail and industrial properties. The facility contains covenants and agreements which affect, among other things, the amount of permissible borrowings and other liabilities of the Company. The initial term of the Revolving Facility may be extended for an additional year on the lenders' approval or, alternatively, may be converted by the Company into a two-year amortizing term loan at the beginning of the third year. In addition, at the Company's discretion, properties financed under the Construction Facility may be placed in the collateral pool for the Revolving Facility upon their completion.

As of December 31, 2001 and 2000, the Operating Partnership had $98.5 million and $110.3 million outstanding on the Revolving Facility. The weighted average interest rate based on amounts borrowed on the Company's credit facilities (old and new) was 5.84%, 8.22% and 6.95% for the years ended December 31, 2001, 2000 and 1999, respectively. The interest rate at December 31, 2001 was 3.52%. Derivative instruments fixed the interest rate on $75.0 million of the $98.5 million outstanding at December 31, 2001 (see Note 5).

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of EBITDA to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at December 31, 2001; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of December 31, 2001, the Company was in compliance with all debt covenants.

Construction Loan Payable
The Company has a construction loan outstanding with a balance of $4.0 million and $24.6 million at December 31, 2001 and 2000. The construction loan bears interest at the rate of LIBOR plus 1.75% or 3.62%, at December 31, 2001. The loan is secured by a first mortgage on the property under development. The loan maturity was extended to 2002, and the Company is currently pursuing long-term financing for the property.

5.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of January 1, 2001, the adoption of SFAS 133 resulted in derivative instruments reported on the consolidated balance sheet as liabilities of $0.6 million; and an adjustment of $0.6 million to accumulated other comprehensive loss, which are gains and losses not affecting distributions in excess of net income. The Company recorded additional other comprehensive loss of $3.4 million to recognize the change in value during the year ending December 31, 2001.

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

In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with unrealized gains and losses reported in earnings.

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

To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To limit overall interest cost, the Company may use interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. The Company may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

As of December 31, 2001, $4.0 million in deferred losses were recognized, $3.5 million of which is included in accumulated other comprehensive loss, a component of shareholders' equity, with the remainder credited to minority interest.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments at December 31, 2001. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

   Hedge Type                Notional Value   Interest Rate      Maturity         Fair Value
   -----------               --------------   -------------      --------         ----------
   1.)  Swap - Cash Flow     $20.0 million          6.02%         12/15/03      ($1.1 million)
   2.)  Swap - Cash Flow     $55.0 million          6.00%         12/15/03      ($2.9 million)

On December 31, 2001, the derivative instruments were reported at their fair value as a liability of $4.0 million. This amount is included in accrued expenses and other liabilities on the accompanying consolidated balance sheet.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the consolidated balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to record a charge to earnings of approximately $2.7 million of the current balance held in accumulated other comprehensive income/loss.

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

6. NET INCOME PER SHARE

Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents. A reconciliation between basic and diluted EPS is shown below.

                                                         Year Ended                  Year Ended                   Year Ended
                                                         12/31/2001                  12/31/2000                   12/31/1999
                                                     Basic    Diluted(1)          Basic    Diluted(1)         Basic    Diluted(1)
(Thousands of dollars, except per share amounts)
 Net income                                         $19,789      $19,789         $32,254      $32,254        $20,739     $20,739
                                                   ========     ========        ========     ========       ========     =======
 Weighted average shares outstanding                 14,657       14,657          13,403       13,403         13,318      13,318
 Effect of share options issued                          --           27              --           --             --          --
                                                         --           --              --           --             --          --
 Total weighted average
           shares outstanding                        14,657       14,684          13,403       13,403         13,318      13,318
                                                    =======      =======         =======      =======        =======      ======
 Net income per share                                 $1.35        $1.35           $2.41        $2.41          $1.56       $1.56
                                                      =====        =====           =====        =====          =====       =====

(1) OP Unit conversions in 2001, 2000 and 1999 have no effect on diluted earnings per share.

7. BENEFIT PLANS

The Company maintains a 401(k) Plan (the "Plan") in which substantially all of its officers and employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a percentage of the employees' contributions. The Company's and its employees' contributions are fully vested, as defined in the Plan agreement. The Company's contributions to the Plan for the years ended December 31, 2001, 2000 and 1999 were $247,000, $25,000 and $34,000, respectively.

The Company also maintains a Supplemental Retirement Plan (the "Supplemental Plan") covering certain senior management employees. The Supplemental Plan provides eligible employees through normal retirement date, as defined in the Supplemental Plan agreement, a benefit amount similar to the amount that would have been received under the provisions of a pension plan that was terminated in 1994. Contributions recorded by the Company under the provisions of this plan were $62,000, $65,000 and $62,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company also maintains share purchase plans through which the Company's employees may purchase shares of beneficial interest at a 15% discount of the fair market value. In 2001, 2000 and 1999, 47,000, 43,000 and 23,000 shares were purchased for total consideration of $0.9 million, $0.6 million and $0.3 million, respectively.

8. STOCK OPTION PLANS

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

                                              1999             1997            1993            1990             1990
                                        Equity Incentive   Stock Option    Stock Option      Employees      Nonemployee
                                              Plan             Plan            Plan            Plan         Trustee Plan
Authorized shares                            400,000         455,000         100,000          400,000         100,000
                                             -------         -------         -------          -------         -------
Available for grant at December 31, 2001     326,300 (1)        --              --              --             19,500
                                             -----------        --              --              --             ------

(1) Amount is net of 41,036 and 118,500 restricted stock awards issued to certain employees as incentive compensation in 2001 and 2000. The restricted stock was awarded at its fair value that ranged from $21.93 to $23.58 per share in 2001 and $18.16 to $18.56 per share in 2000 for a total value of $0.9 million in 2001 and $2.2 million in 2000. Restricted stock vests ratably over periods of three to five years. The Company recorded compensation expense of $1.2 million in 2001 and $0.4 million in 2000 related to these restricted stock awards.

                                           Weighted               1999           1997           1993         1990           1990
                                   Average Exercise   Equity Incentive   Stock Option   Stock Option    Employees    Nonemployee
                                              Price               Plan           Plan           Plan         Plan   Trustee Plan

Options outstanding at 1/1/99                $23.17               --         432,000        100,000        346,875        37,000
                                             ======          =======         =======        =======        =======        ======
Options granted                              $20.00               --              --             --             --         5,000
Options forfeited                            $25.28               --         (72,000)            --           (500)       (5,500)
                                             ------          -------         -------        -------        -------        ------
Options outstanding at 12/31/99              $23.19               --         360,000        100,000        346,375        36,500
                                             ======          =======         =======        =======        =======        ======
Options granted                              $17.84          100,000              --             --             --        12,500
Options exercised                            $15.94               --              --             --        (12,625)       (4,000)
Options forfeited                            $21.10               --              --             --        (89,500)           --
                                             ------          -------         -------        -------        -------        ------
Options outstanding at 12/31/00              $22.64          100,000         360,000        100,000        244,250        45,000
                                             ======          =======         =======        =======        =======        ======
Options granted                              $21.50               --              --             --             --        17,500
Options exercised                            $19.15               --              --             --             --        (7,125)
Options forfeited                            $25.06               --              --             --             --        (2,000)
                                             ------          -------         -------        -------        -------        ------
Options outstanding at 12/31/01              $22.64          100,000         360,000        100,000        244,250        53,375
                                             ======          =======         =======        =======        =======        ======

At December 31, 2001, options for 657,750 shares of beneficial interest with an aggregate purchase price of $14.9 million (average of $22.71 per share) were exercisable.

Outstanding options as of December 31, 2001 have a weighted average remaining contractual life of 5.2 years, an average exercise price of $22.64 per share and an aggregate purchase price of $19.4 million.

The following table summarizes information relating to all options outstanding at December 31, 2001.

                       Options Outstanding at          Options Exercisable at
                         December 31, 2001                December 31, 2001
                    -----------------------------  ------------------------------
                                                                                     Weighted
                                     Weighted                         Weighted        Average
                                     Average                           Average       Remaining
 Range of Exercise    Number of   Exercise Price     Number of     Exercise Price   Contractual
 Prices (Per Share)    Shares      (Per Share)         Shares       (Per Share)     Life (Years)
------------------------------------------------------------------------------------------------
  $17.00 - $18.99       224,125      $17.93           156,625           $17.97          5.8
  $19.00 - $20.99        53,500       20.35            51,500            20.37          2.5
  $21.00 - $22.99        34,500       22.11            17,000            22.75          7.5
  $23.00 - $24.99       182,500       23.71           177,625            23.70          2.3
  $25.00 - $25.41       363,000       25.41           255,000            25.41          6.5
                     ----------                     ---------
                        857,625                       657,750
                    ===========                    ==========

The fair value of each option granted was estimated on the grant date using the Black-Scholes options pricing model and the assumptions presented below:

                                        2001            2000             1999

Weighted average fair value            $0.52           $0.81            $1.06
Expected life in years                     5               5                5
Risk-free interest rate                 4.60%           5.80%            4.59%
Volatility                             12.99%          17.34%           19.05%
Dividend yield                          9.42%          10.04%            9.40%

The Company accounts for stock-based compensation using the intrinsic value method in APB Opinion No. 25 as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation". If compensation cost for these plans had been determined using the fair value method prescribed by SFAS No. 123, the impact on the Company's net income and net income per share would have been immaterial.

9. OPERATING LEASES

The Company's multifamily apartment units are typically leased to residents under operating leases for a period of one year. The Company's retail properties are leased to tenants under operating leases with expiration dates extending to the year 2025.

Future minimum rentals under noncancelable operating leases with terms greater than one year are as follows:

Years Ended 12/31
2002                                                       $ 35,844
2003                                                         34,110
2004                                                         32,018
2005                                                         29,439
2006                                                         24,472
2007 and thereafter                                         143,902

The total future minimum rentals as presented do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs or contingent amounts that may be received as percentage rents.

10. COMMITMENTS AND CONTINGENCIES

The Company leases office space from an affiliate of certain officers of the Company. Total rent expense under this lease, which expires in 2010, was $0.9 million, $0.7 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum rental payments under this lease are $0.7 million per year from 2002 to 2010.

The Company is involved in a number of development and redevelopment projects which may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit which limit the Company's involvement in joint venture projects. At December 31, 2001, the Company had approximately $13.4 million committed to complete current development and redevelopment projects, which is expected to be financed through the Company's Revolving Facility or through short-term construction loans.

In connection with certain development properties, the Company may be required to issue additional OP units upon the achievement of certain financial results. Further, the Company is obligated to acquire the remaining 11% interest in a retail property in 2002.

In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management's opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is aware of certain environmental matters at certain of its properties, including ground water contamination, above-normal radon levels and the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and, at December 31, 2001, the Company is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company has reserved approximately $0.1 million to cover possible environmental costs at a property formerly owned by the Company.

As of December 31, 2001, eleven executive officers of the Company had employment agreements that provided for aggregate initial base compensation of $2.7 million subject to increases as approved by the Company's compensation committee, among other incentive compensation.

11. ACQUISITIONS AND DISPOSITIONS

In January 2001, a partnership in which the Company owns a 50% interest sold an undeveloped parcel of land adjacent to the Metroplex Shopping Center, which is owned by the partnership, for approximately $7.6 million. The Company recorded a nominal gain on the land sale.

In March 2001, the Company sold its interest in Ingleside Shopping Center, located in Thorndale, PA for $5.1 million. The Company's proportionate share of the gain on the sale of the property was approximately $1.8 million.

In May 2001, the Company sold a parcel of land at Paxton Towne Centre in Harrisburg, PA for $6.3 million resulting in a gain of $1.3 million.

In June 2001, the Company sold a parcel of land at Commons of Magnolia in Florence, SC. The Company received cash at the closing of approximately $1.3 million, and is entitled to receive a development fee of $1.5 million for the construction of the store that will be built on the site, for total proceeds expected from the transaction, upon completion of the development, of $2.8 million. The Company recorded a loss on this transaction of $1.0 million.

In 2000, the Company entered into an agreement giving it a 0.01% joint venture interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, PA. Under the agreement, the Company was responsible for the expansion of the property to include a new Macy's store and decked parking. The total cost of the expansion through December 31, 2001 was $14.1 million. In 2002, the Company expects to make an additional cash contribution of approximately $3.1 million and contribute the expansion asset to the joint venture in return for a subordinated 50% general partnership interest.

During 2000, the Company acquired the remaining 35% interest in a multifamily property, (Emerald Point). The Company paid approximately $11.0 million for the interest, including $5.7 million in assumed debt and $5.3 million borrowed under the line of credit.

During 2000, the Company sold Forestville Shopping Center, Valley View Shopping Center, CVS Warehouse and Distribution Center, and its 50% interest in Park Plaza Shopping Center. Total proceeds from these sales was approximately $23.0 million. The property sales resulted in gains totaling approximately $10.3 million.

During 1999, the Company acquired two shopping centers (Home Depot at Northeast Tower Center and Florence Commons), three shopping center development sites (Creekview Shopping Center, Paxton Town Centre and Metroplex Shopping Center), and an additional 10% interest in Rio Mall, in which it now owns a 60% interest. The Company paid approximately $51.4 million, consisting of $28.0 million in cash, $12.5 million in assumed debt, $9.9 million borrowed under the line of credit and $1.0 million of OP units.

Each of these acquisitions was accounted for by the purchase method of accounting. The results of operations for the acquired properties have been included from their respective purchase dates. The 2001, 2000 and 1999 acquisitions did not result in a requirement to present pro forma information.

In connection with the Company's 1997 acquisition of The Rubin Organization ("TRO") and certain other property interests, the Company agreed to issue up to 800,000 additional Class A OP units over a five-year period ending September 30, 2002, if certain earnings are achieved. The Company accounts for the issuance of contingent OP units as additional purchase price when such amounts are determinable. Through December 31, 2001, 665,000 contingent OP units had been earned, resulting in additional purchase price of approximately $12.9 million.

12. SEGMENT INFORMATION

The Company has four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. The retail segment includes the operation and management of 22 regional and community shopping centers (12 wholly-owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (14 wholly-owned and 5 owned in joint venture form). The other segment includes the operation and management of 4 retail properties under development (3 wholly-owned and 1 owned in joint venture form) and 4 industrial properties (all wholly-owned). The corporate segment includes cash and investment management, real estate management and certain other general support functions.

The accounting policies for the segments are the same as those described in Note 1, except that, for segment reporting purposes, the Company uses the "proportionate-consolidation method" of accounting (a non-GAAP measure) for joint venture properties, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of their equity method investments.

The chief operating decision-making group for the Company's Retail, Multifamily, Development and Other and Corporate segments is comprised of the Company's President, Chief Executive Officer and the lead executives of each of the Company's operating segments. The lead executives of each operating segment also manage the profitability of each respective segment. The operating segments are managed separately because each operating segment represents different property types, as well as properties under development and corporate services.


(In thousands of dollars)                                        Development                             Adjustments          Total
Year Ended 12/31/01                       Retail   Multifamily     and Other    Corporate       Total      to Equity   Consolidated
Real estate operating revenues          $ 81,621      $ 56,394      $   324     $      --    $138,339     ($ 36,454)       $101,885
Property operating expenses               22,473        23,456           14            --      45,943       (12,541)         33,402
                                        --------      --------      -------     ---------    --------     ---------        --------
Net operating income                      59,148        32,938          310            --      92,396       (23,913)         68,483
                                        --------      --------      -------     ---------    --------     ---------        --------
Management fees                               --            --           --        11,336      11,336            --          11,336
General and administrative expenses           --            --           --       (23,577)    (23,577)           --         (23,577)
Interest and other income                     --            --           --           361         361            --             361
                                        --------      --------      -------     ---------    --------     ---------        --------
EBITDA                                    59,148        32,938          310       (11,880)     80,516       (23,913)         56,603
                                        --------      --------      -------     ---------    --------     ---------        --------
Interest expense                         (22,023)      (13,861)          --            --     (35,884)       10,921         (24,963)
Depreciation and amortization            (15,027)       (9,367)         (32)           --     (24,426)        6,452         (17,974)
Gains on sales of interests in real
  estate                                   2,107            --           --            --       2,107            --           2,107
Minority interest in operating
  partnership                                 --            --           --        (2,524)     (2,524)           --          (2,524)
Equity in income of partnerships and
  joint ventures                              --            --           --            --          --         6,540           6,540
                                        --------      --------      -------     ---------    --------     ---------        --------
Net income                              $ 24,205      $  9,710      $   278     $ (14,404)   $ 19,789     $      --        $ 19,789
                                        ========      ========      =======     =========    ========     =========        ========
Investments in real estate, at cost     $496,365      $283,028      $55,016     $      --    $834,409     ($183,949)       $650,460
                                        ========      ========      =======     =========    ========     =========        ========
Total assets                            $468,561      $206,016      $52,909       $28,335    $755,821     ($153,193)       $602,628
                                        ========      ========      =======     =========    ========     =========        ========
Recurring capital expenditures          $     18      $  2,965      $    --     $      --    $  2,983     ($    293)       $  2,690
                                        ========      ========      =======     =========    ========     =========        ========

                                                                 Development                          Adjustments to         Total
Year Ended 12/31/00                       Retail  Multifamily      and Other    Corporate       Total  Equity Method  Consolidated
Real estate operating revenues          $ 72,773     $ 54,199        $ 4,707     $     --    $131,679     ($ 31,208)      $100,471
Property operating expenses               20,289       22,448             45           --      42,782       (10,107)        32,675
                                        --------     --------        -------     --------    --------     ---------       --------
Net operating income                      52,484       31,751          4,662           --      88,897       (21,101)        67,796
                                        --------     --------        -------     --------    --------     ---------       --------
General and administrative expenses           --           --             --       (4,953)     (4,953)           --         (4,953)
Interest and other income                     --           --             --        1,385       1,385            --          1,385
PREIT-RUBIN, Inc. net operating loss          --           --             --       (4,498)     (4,498)        4,498             --
                                        --------     --------        -------     --------    --------     ---------       --------
EBITDA                                    52,484       31,751          4,662       (8,066)     80,831       (16,603)        64,228
                                        --------     --------        -------     --------    --------     ---------       --------
Interest expense                         (18,476)     (13,869)            --       (1,141)    (33,486)        9,600        (23,886)
Depreciation and amortization            (11,151)      (9,130)           (63)      (1,261)    (21,605)        5,944        (15,661)
Gains on sales of interests in real
  estate                                   3,650           --          6,648           --      10,298            --         10,298
Minority interest in operating
partnership                                   --           --             --       (3,784)     (3,784)           --         (3,784)
Equity in income of partnerships and
  joint ventures                              --           --             --           --          --         7,366          7,366
Equity in loss of PREIT-RUBIN, Inc.           --           --             --           --          --        (6,307)        (6,307)
                                        --------     --------        -------     --------    --------     ---------       --------
Net income                               $26,507       $8,752        $11,247     ($14,252)   $ 32,254      $     --       $ 32,254
                                        ========     ========        =======     ========    ========     =========       ========
Investments in real estate, at cost     $464,633     $278,199        $60,727      $    --    $803,559     ($191,293)      $612,266
                                        ========     ========        =======     ========    ========     =========       ========
Total assets                            $448,720     $211,328        $58,820      $15,771    $734,639     ($157,976)      $576,663
                                        ========     ========        =======     ========    ========     =========       ========
Recurring capital expenditures          $    642     $  3,464        $    --      $    --    $  4,106     ($    627)      $  3,479
                                        ========     ========        =======     ========    ========     =========       ========

                                                                 Development                          Adjustments to         Total
Year Ended 12/31/99                       Retail  Multifamily      and Other    Corporate       Total  Equity Method  Consolidated
Real estate operating revenues          $ 64,870     $ 51,891        $ 1,534      $    --    $118,295      ($ 29,075)     $ 89,220
Property operating expenses               19,857       21,617             31           --      41,505         (9,722)       31,783
                                        --------     --------        -------      -------    --------       --------      --------
Net operating income                      45,013       30,274          1,503           --      76,790        (19,353)       57,437
                                        --------     --------        -------      -------    --------       --------      --------
General and administrative expenses           --           --             --       (3,560)     (3,560)            --        (3,560)
Interest and other income                     --           --             --        1,144       1,144             --         1,144
PREIT-RUBIN, Inc. net operating loss          --           --             --       (2,504)     (2,504)         2,504            --
                                        --------     --------        -------      -------    --------       --------      --------
EBITDA                                    45,013       30,274          1,503       (4,920)     71,870        (16,849)       55,021
                                        --------     --------        -------      -------    --------       --------      --------
Interest expense                         (17,261)     (12,534)          (263)      (1,477)    (31,535)         9,323       (22,212)
Depreciation and amortization            (10,615)      (7,712)           (98)        (868)    (19,293)         5,440       (13,853)
PREIT-RUBIN, Inc. income taxes                --           --             --           56          56            (56)           --
Gains on sales of interests in real
  estate                                     445           --          1,318           --       1,763             --         1,763
Minority interest in operating
partnership                                   --           --             --       (2,122)     (2,122)            --        (2,122)
Equity in income of partnerships and
  joint ventures                              --           --             --           --          --          6,178         6,178
Equity in loss of PREIT-RUBIN, Inc.           --           --             --           --          --         (4,036)       (4,036)
                                        --------     --------        -------      -------    --------       --------      --------
Net income                              $ 17,582     $ 10,028        $ 2,460     ($ 9,331)   $ 20,739       $     --      $ 20,739
                                        ========     ========        =======      =======    ========       ========      ========
Investments in real estate, at cost     $402,154     $265,165        $75,819      $    --    $743,138      ($165,617)     $577,521
                                        ========     ========        =======      =======    ========       ========      ========
Total assets                            $384,417     $208,020        $72,796      $15,812    $681,045      ($133,455)     $547,590
                                        ========     ========        =======      =======    ========       ========      ========
Recurring capital expenditures          $    293     $  3,332        $    --      $    --    $  3,625      ($    432)     $  3,193
                                        ========     ========        =======      =======    ========       ========      ========

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000.

Year Ended 12/31/01
In thousands of dollars, except per share data         1st Quarter     2nd Quarter      3rd Quarter     4th Quarter         Total
Revenues                                                   $26,996         $27,538          $27,537         $31,511      $113,582
                                                           =======         =======          =======         =======      ========
Net income (1)                                              $5,092          $3,906           $4,149          $6,642       $19,789
                                                            ======          ======           ======          ======       =======
Basic net income per share                                   $0.37           $0.29            $0.27           $0.42         $1.35
                                                             =====           =====            =====           =====         =====
Diluted income per share                                     $0.37           $0.29            $0.27           $0.42         $1.35
                                                             =====           =====            =====           =====         =====

Year Ended 12/31/00
In thousands of dollars, except per share data         1st Quarter     2nd Quarter      3rd Quarter     4th Quarter         Total
Revenues (2)                                               $23,452         $28,446          $23,657         $26,301      $101,856
                                                           =======         =======          =======         =======      ========
Net income (1)                                              $6,389         $15,084           $6,162          $4,619       $32,254
                                                            ======         =======           ======          ======       =======
Basic net income per share                                   $0.48           $1.13            $0.46           $0.34         $2.41
                                                             =====           =====            =====           =====         =====
Diluted income per share                                     $0.48           $1.13            $0.46           $0.34         $2.41
                                                             =====           =====            =====           =====         =====

(1) Includes gains on sale of real estate of approximately $1.8 million (1st Quarter 2001), $0.3 million (2nd Quarter 2001), $2.3 million (1st Quarter
     2000), $6.6 million (2nd Quarter 2000), and $1.3 million (3rd Quarter
     2000).

(2)  Includes lease termination fees of approximately $6.0 million in 2nd
     Quarter.

Schedule II
                    Pennsylvania Real Estate Investment Trust
                        Valuation and Qualifying Accounts



Column A                                   Column B                   Column C                   Column D        Column E

                                                                     Additions
                                                                     ---------

                                        Description             Balance
                                          Beginning    Charged to Costs         Charged to                    Balance End
                                          of Period        and Expenses     Other Accounts      Deductions      of Period
                                          ---------        ------------     --------------      ----------      ---------
Allowance for Possible Losses:
Year ended December 31, 2001                    $93                 $--                $--             $--            $93
Year ended December 31, 2000                   $528                 $--                $--           ($435)           $93
Year ended December 31, 1999                 $1,572                 $--               $135         ($1,179)          $528


Allowance for Doubtful Accounts:
Year ended December 31, 2001                   $733                $533                $--           ($539)          $727
Year ended December 31, 2000                   $582                $752                $--           ($601)          $733
Year ended December 31, 1999                   $372              $1,298                $--         ($1,088)          $582

Schedule III                              PREIT - Investment in
                                    Real Estate as of December 31, 2001
(Thousands of dollars)

                                         Initial       Cost of                   Balance of
                             Initial     Cost of     Improvements  Balance of    Building &
                             Cost of    Building &     Net of        Land       Improvements
                              Land      Improvemnt   Retirements   @ 12/31/01    @ 12/31/01
MULTIFAMILY
PROPERTIES:
 2031 Locust St            $    100      $  1,028    $  2,637    $    100        $  3,665
 Boca Palms                   7,107        28,444       3,180       7,107          31,624
 Camp Hill                      336         3,060       2,368         336           5,428
 Cobblestone Apartments       2,791         9,697       3,121       2,791          12,818
 Eagles Nest                  4,021        17,615       2,367       4,021          19,982
 Emerald Point                3,062        18,645      11,695       3,789          29,613
 Fox Run - Bear               1,355        19,959       2,618       1,355          22,577
 Hidden Lakes                 1,225        11,794       1,348       1,225          13,142
 Kenwood Gardens                489         3,235       3,869         489           7,104
 Lakewood Hills                 501        11,402       5,658         501          17,060
 Palms of Pembroke            4,869        17,384       2,127       4,869          19,511
 Shenandoah Village           2,200         8,975       2,579       2,200          11,554
 The Marylander                 117         4,340       3,540         117           7,880
 The Woods                    4,234        17,268       1,777       4,234          19,045

INDUSTRIAL
PROPERTIES:
 ARA - Allentown                  3            82          --           3              82
 ARA - Pennsauken                20           190          --          20             190
 Interstate Commerce             34           364       1,404          34           1,768
 Sears                           25           206         176          25             382

RETAIL PROPERTIES:
 Christiana Power Center      9,348        23,089       4,874      12,952          24,359
 Commons at Magnolia            577         3,436         997         601           4,409
 Crest Plaza                    332         2,349       4,065         282           6,463
 Creekview (Warrington)       1,380         4,825      12,606       1,380          17,431
 Dartmouth Mall               7,199        28,945      12,222       7,199          41,168
 Festival Shopping Center     3,728        14,988         268       3,728          15,256
 Magnolia Mall                9,279        37,358       3,020       9,279          40,378
 Mandarin Corner              4,891        10,168       1,694       4,891          11,862
 Northeast Tower Center       4,205        16,824       2,064       4,606          18,487
 Northeast Tower -
 Home Depot                   2,716        10,863          --       2,716          10,863
 Paxton Tower Center         15,719        29,222       4,682      15,719          33,905
 Prince George's Plaza       13,066        57,678       5,024      13,066          62,703
 South Blanding Village       2,946         6,138         402       2,946           6,540

DEVELOPMENT
PROPERTIES:
 Northeast Tower              3,659         1,514          --       3,659           1,514
 PR New Garden, LP               52           755          --          52             755
 PR Dover LLC                   138           346          --         138             346
 Willow Grove                    --        14,166          --          --          14,166
                           --------      --------    --------    --------        --------
TOTAL INVESTMENT           $111,724      $436,352    $102,382    $116,430        $534,030
                           ========      ========    ========    ========        ========

(RESTUBBED TABLE)

                                                           Date
                               Current      Current         of             Life
                               Deprec.    Encumbrance   Construction        of
                               Balance      Balance      Acquisition    Depreciation
MULTIFAMILY
PROPERTIES:
 2031 Locust St               $  2,921      $  5,782       1961              25
 Boca Palms                      7,793        21,964       1994              39
 Camp Hill                       4,170         6,111       1969              33
 Cobblestone Apartments          3,788        13,460       1992              40
 Eagles Nest                     5,963        14,862       1998              39
 Emerald Point                   7,399        15,533       1993              39
 Fox Run - Bear                  7,176        13,855       1998              39
 Hidden Lakes                    3,373        10,399       1994              39
 Kenwood Gardens                 5,791         7,046       1963              38
 Lakewood Hills                 11,264        18,222      1972-80            45
 Palms of Pembroke               4,469        16,132       1994              39
 Shenandoah Village              2,937         7,980       1993              39
 The Marylander                  6,750        11,954       1962              39
 The Woods                       1,659         6,591       1998              39

INDUSTRIAL
PROPERTIES:
 ARA - Allentown                    79            --       1962              40
 ARA - Pennsauken                  164            --       1962              50
 Interstate Commerce             1,391            --       1963              50
 Sears                             340            --       1963              50

RETAIL PROPERTIES:
 Christiana Power Center         2,615            --       1998              39
 Commons at Magnolia               217            --       1999              39
 Crest Plaza                     4,370            --       1964              40
 Creekview (Warrington)            107            --       1998              40
 Dartmouth Mall                  4,899            --       1998              39
 Festival Shopping Center        1,294            --       1998              39
 Magnolia Mall                   4,737        22,444       1998              39
 Mandarin Corner                 4,845         7,180       1988              39
 Northeast Tower Center          1,467            --       1998              39
 Northeast Tower -
 Home Depot                        747        12,500       1999              39
 Paxton Tower Center             1,490         4,000       1998              40
 Prince George's Plaza           5,448        45,858       1998              39
 South Blanding Village          2,761            --       1988              40

DEVELOPMENT
PROPERTIES:
 Northeast Tower                    --            --       1998
 PR New Garden, LP                  --            --       2000
 PR Dover LLC                       --            --       2001
 Willow Grove                       --            --       2000
                              --------      --------
TOTAL INVESTMENT              $112,424      $261,873
                             ========      ========

The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $581 million and $543 million at December 31, 2001 and 2000, respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2001 and 2000 are as follows:


                                                                           Total Real Estate Assets
                                                                           ------------------------

                                                   Calendar Year Ended          Calendar Year Ended     Calendar Year Ended
                                                     December 31, 2001            December 31, 2000       December 31, 1999
                                                     -----------------            -----------------     -------------------
BALANCE, beginning of period                                  $612,266                     $577,521                $509,406
Acquisitions and development                                    29,234                       41,477                  55,830
Improvements                                                    16,007                       10,584                  12,285
Dispositions                                                    (7,047)                     (17,316)                     --
                                                              --------                     --------                --------
Balance, end of period                                        $650,460                     $612,266                $577,521



                                                                           Accumulated Depreciation
                                                                           ------------------------

                                                   Calendar Year Ended          Calendar Year Ended     Calendar Year Ended
                                                     December 31, 2001            December 31, 2000       December 31, 1999
                                                     -----------------            -----------------     -------------------
BALANCE, beginning of period                                   $95,026                      $84,577                 $71,129
Depreciation expense                                            17,688                       15,335                  13,448
Dispositions                                                      (290)                      (4,886)                     --
                                                              --------                      -------                 -------
Balance, end of period                                        $112,424                      $95,026                 $84,577

                                  EXHIBIT INDEX


Exhibit No.                                         Description
-----------                                         -----------
 +10.6       Amended and Restated Employment Agreement, dated as of March 22, 2002, between the Trust and Jonathan Weller.

+10.11       Amended and Restated Employment Agreement, dated as of March 22, 2002, between the Trust and Jeffrey Linn.

+10.65       The Trust's Restricted Share Plan for Non-Employee Trustees, effective January 1, 2002.

+10.66       The Trust's 2002-2004 Long-Term Incentive Plan, effective January 1, 2002.

+10.67       Amended and Restated Employment Agreement, dated as of March 22, 2002, between the Trust and David J. Bryant.

+10.68       Amended and Restated Employment Agreement, dated as of March 22, 2002, between the Trust and Raymond J. Trost.

+10.69       Employment Agreement, dated as of March 22, 2002, between the Trust and Bruce Goldman.

+10.70       Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and George Rubin.

+10.71       Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and Douglas Grayson.

+10.72       Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and Joseph Coradino.

    21       Listing of subsidiaries

    23       Consent of Arthur Andersen LLP

    99       Letter Regarding Arthur Andersen LLP

