Form 10-Q
period 2002-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2002-05-14
CIK 77281

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 2002
                               --------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                          1-6300
                       ---------------------------------------------------------

                    Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Pennsylvania                                   23-6216339
-----------------------------------        -------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


       200 South Broad Street,
     Third Floor, Philadelphia, PA                          19102-3803
-----------------------------------------     ---------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code        (215) 875-0700
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
         Yes |X|                    No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Shares of beneficial interest outstanding at May 3, 2002:     16,097,696
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--March 31, 2002
         and December 31, 2001                                             1-2

   Consolidated Statements of Income--Three Months
      Ended March 31, 2002 and March 31, 2001                                3

   Consolidated Statements of Cash Flows--Three Months
      Ended March 31, 2002 and March 31, 2001                                4

   Notes to Unaudited Consolidated Financial Statements                   5-12

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                13-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk          19

Part II.  Other Information                                                 20

Item 1.    Legal Proceedings                                                20
                                                                             -
Item 2.    Not Applicable

Item 3.    Not Applicable                                                    -

Item 4.    Not Applicable                                                    -

Item 5.    Other Information                                                20

Item 6.    Exhibits and Reports on Form 8-K                                 20


Signatures                                                                  21

Exhibit Index                                                               22

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                 (In thousands)



                                                                                   March 31,           December 31,
                                                                                    2002                  2001
                                                                             -----------------     ------------------
INVESTMENTS IN REAL ESTATE, at cost:
   Retail properties                                                         $         363,241     $         347,269
   Multifamily properties                                                              254,701               254,138
   Industrial properties                                                                 2,504                 2,504
   Properties under development                                                         32,256                46,549
                                                                             -----------------     -----------------
                  Total investments in real estate                                     652,702               650,460

   Less- Accumulated depreciation                                                     (117,264)             (112,424)
                                                                             ------------------    ------------------

                                                                                       535,438               538,036
INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND
     JOINT VENTURES, at equity                                                          13,091                13,680
                                                                             -----------------     -----------------


                                                                                       548,529               551,716
OTHER ASSETS:
   Cash and cash equivalents                                                            13,350                10,258
   Rents and sundry receivables (net of allowance for doubtful accounts of
     $842 and $727, respectively)                                                        6,805                10,293
   Deferred costs and other assets, net                                                 32,893                30,361
                                                                             -----------------     -----------------
                                                                             $         601,577     $         602,628
                                                                             =================     =================




                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                 (In thousands)




                                                                             March 31,           December 31,
                                                                               2002                  2001
                                                                       -----------------     -----------------
LIABILITIES:
   Mortgage notes payable                                              $         263,424     $         257,873
   Bank loan payable                                                             104,500                98,500
   Construction loan payable                                                          --                 4,000
   Tenants' deposits and deferred rents                                            3,025                 3,908
   Accrued expenses and other liabilities                                         15,004                21,294
                                                                       -----------------     -----------------
   Total liabilities                                                             385,953               385,575
                                                                       -----------------     -----------------

MINORITY INTEREST                                                                 36,289                36,768
                                                                       -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par; 100,000 authorized; issued and outstanding 16,059 shares at March 31, 2002 and 15,876 shares
     at December 31, 2001                                                         16,059                15,876
   Capital contributed in excess of par                                          202,421               198,398
   Deferred compensation                                                          (3,646)               (1,386)
   Accumulated other comprehensive loss                                           (2,047)               (3,520)
   Distributions in excess of net income                                         (33,452)              (29,083)
                                                                       ------------------    -----------------
   Total shareholders' equity                                                    179,335               180,285
                                                                       -----------------     -----------------

                                                                       $         601,577     $         602,628
                                                                       =================     =================


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                    (In thousands, except per share data)
                                                                                             Three Months Ended
                                                                                    ------------------------------------
                                                                                        March 31,         March 31,
                                                                                          2002               2001
                                                                                    ------------------ -----------------

REVENUES:
   Real estate revenues:
     Base rent                                                                      $          21,675  $         20,563
     Percentage rent                                                                              374               333
     Expense reimbursements                                                                     2,693             2,797
     Lease termination revenue                                                                     80               129
     Other real estate revenues                                                                   809               861
                                                                                    -----------------  ----------------
   Total real estate revenues                                                                  25,631            24,683
   Management company revenue                                                                   2,174             2,152
   Interest and other income                                                                       19               161
                                                                                    -----------------  ----------------

  Total revenues                                                                               27,824            26,996
                                                                                    -----------------  ----------------
EXPENSES:
   Property operating expenses:
     Property payroll and benefits                                                              1,935             1,779
     Real estate and other taxes                                                                2,005             1,915
     Utilities                                                                                  1,072             1,243
     Other operating expenses                                                                   3,344             3,431
                                                                                    -----------------  ----------------
   Total property operating expenses                                                            8,356             8,368
   Depreciation and amortization                                                                4,957             4,291
   General and administrative expenses:
     Corporate payroll and benefits                                                             3,510             3,218
     Other general and administrative expenses                                                  2,469             1,982
                                                                                    -----------------  ----------------
   Total general and administrative expenses                                                    5,979             5,200
   Interest expense                                                                             5,846             6,639
                                                                                    -----------------  ----------------
   Total expenses                                                                              25,138            24,498
                                                                                    -----------------  ----------------

     Income before equity in income of partnerships and joint ventures, minority interest, discontinued operations, gains on sales of interests
       in real estate and extraordinary loss                                                    2,686             2,498
       Equity in income of partnerships and joint ventures                                      1,566             1,413
                                                                                    -----------------  ----------------
   Income before minority interest, discontinued operations, gains on
     sales of interests in real estate and extraordinary loss                                   4,252             3,911
     Minority interest in operating partnership                                                  (448)             (656)
                                                                                    ------------------ -----------------
   Income from continuing operations                                                            3,804             3,255
     Income from discontinued operations                                                           --                31
     Gains on sales of interests in real estate                                                    --             1,806
                                                                                    -----------------  ----------------
   Income before extraordinary loss                                                             3,804             5,092
     Extraordinary loss                                                                           (77)               --
                                                                                    -----------------  ----------------

   NET INCOME                                                                       $           3,727  $          5,092
                                                                                    =================  ================

   BASIC INCOME PER SHARE                                                           $            0.23  $           0.37
                                                                                    =================  ================

   DILUTED INCOME PER SHARE                                                         $            0.23  $           0.37
                                                                                    =================  ================

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           (In Thousands)
                                                                                          Three Months Ended
                                                                                    --------------------------------
                                                                                        March 31,          March 31,
                                                                                           2002               2001
                                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $       3,727      $       5,092
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization                                                        4,957              4,291
       Amortization of deferred financing costs                                               141                 47
       Provision for doubtful accounts                                                        115                129
       Amortization of deferred compensation                                                  449                384
       Gains on sales of interests in real estate                                              --             (1,806)
       Change in assets and liabilities-
         Net change in other assets                                                          (381)            (2,616)
         Net change in other liabilities                                                   (2,505)             3,648
                                                                                    -------------      -------------
                  Net cash provided by operating activities                                 6,503              9,169
                                                                                    -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                                 (1,379)            (1,568)
   Investments in property under development                                               (2,859)            (7,734)
   Investments in partnerships and joint ventures                                            (868)              (843)
   Cash proceeds from sale of interest in partnership                                          --              1,080
   Net cash received from PREIT-RUBIN, Inc.                                                    --              1,355
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                          1,457              1,721
                                                                                    -------------      -------------
                  Net cash used in investing activities                                    (3,649)            (5,989)
                                                                                    --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                        (1,183)            (1,081)
   Repayment of mortgage note payable                                                      (6,066)                --
   Proceeds from mortgage note payable                                                     12,800             15,000
   Net (payment) borrowing from construction loan payable                                  (4,000)             3,472
   Net borrowing (repayment) of credit facility                                             6,000             (9,800)
   Shares of beneficial interest issued                                                     1,498                241
   Payment of deferred financing costs                                                        (76)              (132)
   Distributions paid to shareholders                                                      (8,097)            (6,877)
   Distributions paid to OP Unit holders in excess of minority interest                      (638)              (250)
                                                                                    --------------     --------------
              Net cash provided by financing activities                                       238                573
                                                                                    -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   3,092              3,753

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             10,258              6,091
                                                                                    -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      13,350      $       9,844
                                                                                    =============      =============


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.  BASIS OF PRESENTATION:

Pennsylvania Real Estate Investment Trust ("PREIT" or the "Company") prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT's latest annual report on Form 10-K. In management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

PREIT is organized as a Pennsylvania business trust, and is a fully integrated self-administrated and self-managed real estate investment trust.

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, and as of March 31, 2002, held an 89.3% interest in the Operating Partnership.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    MANAGEMENT COMPANIES:

The Company's management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC ("Services"), which manages properties wholly owned by the Company, and PREIT-RUBIN, Inc. ("PRI"), which manages properties not wholly owned by the Company, including properties owned by joint ventures in which the Company participates. Services and PRI are consolidated by the Company. As a consolidated entity, Services does not charge management, leasing or development fees to the properties it manages.

PRI is a taxable REIT subsidiary as defined by federal tax laws. PRI is capable of offering a broad menu of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

PRI provides management, leasing and development services for partnerships and other ventures in which certain officers and trustees of PREIT and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $0.6 million in each of the three-month periods ended March 31, 2002 and 2001.

3. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 16 partnerships and joint ventures (including 1 property with development activity) at March 31, 2002 and at December 31, 2001, and PREIT's equity in income for the three months ended March 31, 2002 and 2001:


                                                                                              (In thousands)
                                                                                       March 31,          December 31,
                                                                                         2002                  2001
                                                                                  ----------------      ------------------
                             ASSETS

Investments in real estate, at cost:
   Retail properties                                                              $          435,030    $          430,368
   Multifamily properties                                                                     57,527                57,281
   Properties under development                                                                1,991                 5,986
                                                                                  ------------------    ------------------

           Total investments in real estate                                                  494,548               493,635

Less:  Accumulated depreciation                                                              (89,713)              (86,356)
                                                                                  -------------------   -------------------

                                                                                             404,835               407,279
Cash and cash equivalents                                                                      7,691                 4,390

Deferred costs, prepaid real estate taxes and expenses and other assets, net                  49,606                51,666
                                                                                  ------------------    ------------------

           Total assets                                                                      462,132               463,335
                                                                                  ------------------    ------------------


                LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                                                                       399,894               401,193

Other liabilities                                                                             17,966                18,036
                                                                                  ------------------    ------------------

                  Total liabilities                                                          417,860               419,229
                                                                                  ------------------    ------------------

Net equity                                                                                    44,272                44,106

Less: Partners' share                                                                         31,331                30,576
                                                                                  ------------------    ------------------

Investment in partnerships and joint ventures                                                 12,941                13,530

Advances                                                                                         150                   150
                                                                                  ------------------    ------------------

Investment in and advances to partnerships and joint ventures                     $           13,091    $           13,680
                                                                                  ==================    ==================

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                                                              (In thousands)
                                                                                             Three Months Ended
                                                                                             ------------------
                                                                                       March 31,              March 31,
                                                                                          2002                  2001
                                                                                          ----                  ----

Gross revenues from real estate                                                   $           23,796    $           22,329
                                                                                  ------------------    ------------------
Expenses:
    Property operating expenses                                                                8,326                 7,982
    Mortgage and bank loan interest                                                            7,895                 7,434
    Depreciation and amortization                                                              4,148                 3,998
                                                                                  ------------------    ------------------
                  Total Expenses                                                              20,369                19,414
                                                                                  ------------------    ------------------
    Net Income before partners share                                                           3,427                 2,915
    Other partners' share                                                                     (1,861)               (1,502)
                                                                                  ------------------    ------------------
Equity in income of partnerships and joint ventures                               $            1,566    $            1,413
                                                                                  ==================    ==================

In the first quarter of 2002, the Company reclassified $4 million of its investment in the joint venture which owns the Pavilion at Market East property, allocating $750,000 to its investment in the joint venture which owns the Red Rose Commons property ("Red Rose") and $3.25 million to its investment in the joint venture which owns the Metroplex Shopping Center Property ("Metroplex"). This reclassification, and the resulting increase in the bases in Red Rose and Metroplex joint ventures, gives effect to an agreement that the investment by the Company of $4 million in the joint venture owning the Market East property would satisfy the pre-existing obligations of the Company for the continuance of its 50% ownership interest in the Red Rose and Metroplex joint ventures. The Company retains a $1.5 million investment, representing a 50% interest, in the Pavilion at Market East project, and the Market East joint venture continues to own the unimproved land. The Company does not know when or if development of this property will occur.

4. EARNINGS PER SHARE:

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the period, adjusted to give effect to common share equivalents. A reconciliation between Basic and Diluted Earnings Per Share is shown below:


                                                                 (In thousands, except per share data)
                                                                          Three Months Ended
                                                                          ------------------
                                                                    March 31,              March 31,
                                                                       2002                  2001
                                                                       ----                  ----
    Income from continuing operations                          $           3,804     $            3,255
    Income from disposed real estate                                           -                     31
    Gains on sales of interest in real estate                                  -                  1,806
                                                               -----------------     ------------------
  Income before extraordinary loss                                         3,804                  5,092
    Extraordinary loss                                                       (77)                     -
                                                               -----------------    ------------------
  Net income                                                   $           3,727     $            5,092
                                                               =================     ==================

    Weighted average shares outstanding                                   15,927                 13,669
    Effect of share options issued                                            18                     19
                                                               -----------------     ------------------
  Total weighted average shares outstanding                               15,945                 13,688
                                                               -----------------     ------------------

  Basic earnings per share
    Income from continuing operations per share                $            0.24     $             0.24

    Income from disposed real estate per share                                 -                      -
    Gains on sales of interest in real estate per share                        -                   0.13
                                                               ------------------    ------------------
  Income before extraordinary loss per share                                0.24                   0.37
    Extraordinary loss per share                                           (0.01)                     -
                                                               -----------------     ------------------
  Net income per share                                         $            0.23     $             0.37
                                                               =================     ==================

  Diluted earnings per share
    Income from continuing operations per share                $            0.24     $             0.24
    Income from disposed real estate per share                                 -                      -
    Gains on sales of interest in real estate per share                        -                   0.13
                                                               -----------------     ------------------
  Income before extraordinary loss per share                                0.24                   0.37
    Extraordinary loss per share                                           (0.01)                     -
                                                               -----------------     ------------------
  Net income per share                                         $            0.23      $            0.37
                                                               =================     ==================

5.    DISTRIBUTIONS:

The per-share amount declared for distribution at the date of this report and the per-share amount declared for distribution in the comparable period of the prior year are as follows:
                                                                       Amount
         Date Declared          Record Date        Payment Date       per Share
      -------------------    -----------------   ----------------    ---------

         May 10, 2001          May 31, 2001        June 15, 2001       $0.51

         May 9, 2002           May 31, 2002        June 15, 2002       $0.51


6.    CASH FLOW INFORMATION:

Cash paid for interest was $5.5 million (net of capitalized interest of $0.6 million) and $5.4 million (net of capitalized interest of $0.8 million), respectively for the three-months ended March 31, 2002 and 2001.

Significant non-cash transactions

In the first quarter of 2002 and 2001, the Company issued OP units valued at $3.0 million and $3.2 million, respectively in connection with the Contribution Agreement (see Note 7) earn-out provisions.

In the first quarter of 2001, the Company issued OP units valued at $6.0 million in connection with the acquisition of land on which the Christiana Power Center (Phase I) is built.

7.    COMMITMENTS AND CONTINGENCIES:

Environmental matters have arisen at certain properties in which PREIT had an interest for which reserves have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the acquisition of The Rubin Organization in 1997, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for the Operating Partnership to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of March 31, 2002, 665,000 of the 800,000 OP units for the period covering October 1, 1997 to December 31, 2001 had been earned. The issuance of these 665,000 OP units earned resulted in an additional purchase price of approximately $12.9 million. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At March 31, 2002, PREIT had commitments of approximately $10.7 million to complete current development and redevelopment projects. In connection with certain development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

8.    REFINANCING:

In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum. In connection with the refinance, unamortized deferred finance costs of $77,000 were written off and reflected as extraordinary loss in the consolidated statements of income.

9.    EQUITY OFFERING:

On July 11, 2001, the Company completed a public offering of 2.0 million shares of beneficial interest at a price of $23.00 per share. At the completion of the public offering the Company had approximately 15.7 million shares outstanding. Net proceeds to the Company from the offering after deducting the underwriting discount of $1.5 million and other expenses of the offering of approximately $0.2 million were approximately $44.3 million, of which $20.7 million was used to repay an existing construction loan and $16.5 million was used to pay outstanding indebtedness under the Company's Credit Facility. The balance of the proceeds was used to fund projects then under development.

10.      SEGMENT INFORMATION:

PREIT has four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and otherand (4) corporate. As of March 31, 2002, the retail segment included the operation and management of 22 regional and community shopping centers (12 wholly owned and 10 owned through joint ventures). The multifamily segment included the operation and management of 19 apartment communities (14 wholly owned and 5 owned through joint ventures). The development and other segment includes the operation and management of 4 retail properties under development (3 wholly owned and 1 owned through joint ventures) and 4 industrial properties (all wholly owned). The corporate segment is responsible for cash and investment management and certain other general support functions.

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


(In thousands)
                                                                    Development                       Adjustments
                                                                        and                                To             Total
Three-months Ended                           Retail   Multifamily      Other     Corporate    Total      Equity       Consolidated
-------------------                          ------   -----------      -----     ---------    -----      ------       ------------
March 31, 2002
--------------
Real estate operating revenues               $ 20,384   $ 14,083      $   82      $    --    $ 34,549     $ (8,918)       $ 25,631
Real estate operating expenses                 (5,797)    (5,619)         (4)          --     (11,420)        3,064         (8,356)
                                             --------   --------      ------     --------    --------     ---------       --------
Net operating income                           14,587      8,464          78           --      23,129        (5,854)        17,275
                                             --------   --------      ------     --------    --------     ---------       --------
Management company revenues                        --         --          --        2,174       2,174            --          2,174
General and administrative expenses                --         --          --       (5,979)     (5,979)           --         (5,979)
Interest income                                    --         --          --           19          19            --             19
                                             --------   --------      ------     --------    --------     ---------       --------
EBITDA                                         14,587      8,464          78       (3,786)    19,343         (5,854)        13,489
Interest expense                               (5,293)    (3,436)         --           93     (8,636)         2,790         (5,846)
Depreciation and amortization                  (4,164)    (2,278)        (13)          --     (6,455)         1,498         (4,957)
Gains on sales of interests in real                --         --          --           --         --             --             --
   estate
Minority interest in operating
   partnership                                     --         --          --         (448)      (448)            --           (448)
Extraordinary loss                                 --       (77)          --           --        (77)            --            (77)
Equity in income of partnerships and
   joint ventures                                  --         --          --           --          --         1,566          1,566
                                             --------   --------     -------      -------    --------    ----------       --------
Net income                                   $  5,130   $  2,673     $    65      $(4,141)   $  3,727    $       --       $  3,727
                                             ========   ========     =======      =======    ========    ==========       ========
Investments in real estate, at cost          $516,639   $283,715     $36,728      $    --    $837,082    $(184,380)       $652,702
                                             ========   ========     =======      =======    ========    ==========       ========
Total assets                                 $484,658   $206,018     $34,749      $28,981    $754,406    $(152,829)       $601,577
                                             ========   ========     =======      =======    ========    ==========       ========
Recurring capital expenditures               $     --   $    655     $    --      $    --    $    655    $     (55)       $    600
                                             ========   ========     =======      =======    ========    ==========       ========




Three-months Ended                                                  Development                         Adjustments
-------------------                                                    and                               to Equity         Total
March 31, 2001                               Retail     Multifamily   Other       Corporate    Total       Method      Consolidated
--------------                               --------   -----------   -------     ---------   -------    ----------    -----------
Real estate operating revenues               $ 19,197   $ 13,949     $    80      $    --    $ 33,226    $   (8,543)      $ 24,683
Real estate operating expense                  (5,594)    (5,771)         (3)                 (11,368)        3,000         (8,368)
                                             --------   --------     -------      -------    --------    ----------       --------
Net operating income                           13,603      8,178          77           --      21,858        (5,543)        16,315
                                             --------   --------     -------      -------    --------    ----------       --------
Management company revenues                        --         --          --        2,152       2,152            --          2,152
General and administrative expenses                --         --          --       (5,200)     (5,200)           --         (5,200)
Interest income                                    --         --          --          161         161            --            161
                                             --------   --------     -------      -------    --------    ----------       --------
EBITDA                                         13,603      8,178          77       (2,887)     18,971        (5,543)        13,428
Interest expense                               (5,765)    (3,411)         --          (75)     (9,251)        2,612         (6,639)
Depreciation and amortization                  (3,550)    (2,246)        (13)          --      (5,809)        1,518         (4,291)
Gains on sales of interests in real             1,806         --          --           --       1,806            --          1,806
   estate
Minority interest in operating                     --         --          --         (656)       (656)           --           (656)
   partnership
Income from discontinued operations                31         --          --          --           31            --             31
Equity in income of partnerships and
   joint ventures                                  --         --          --          --           --         1,413          1,413
                                             --------   --------     -------      -------    --------    ----------       --------
Net income                                   $  6,125   $  2,521     $    64      $(3,618)   $  5,092    $       --       $  5,092
                                             ========   ========     =======      =======    ========    ==========       ========
Investments in real estate, at cost          $476,504   $279,081     $51,691      $    --    $807,276    $ (185,333)      $621,943
                                             ========   ========     =======      =======    ========    ==========       ========
Total assets                                 $457,468   $210,991     $49,770      $24,734    $742,963    $ (149,954)      $593,009
                                             ========   ========     =======      =======    ========    ==========       ========
Recurring capital expenditures               $     --   $    450     $    --      $    --    $    450    $      (63)      $    387
                                             ========   ========     =======      =======    ========    ==========       ========

11.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company recorded adjustments to other comprehensive income (loss), which are gains and losses not affecting distributions in excess of net income, of a gain of $1.5 million and a loss of $2.3 million in the three-month periods ended March 31, 2002 and 2001, respectively, to recognize the change in value of derivative instruments during these periods. Upon the adoption of SFAS 133 on January 1, 2001, the Company recorded an adjustment of $0.6 million to accumulated other comprehensive loss.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's leasing income and other financial assets with interest rates on related debt, and to manage the cost of borrowing obligations.

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

For the quarter ended March 31, 2002, $1.7 million in deferred gains were recognized, $1.5 million of which is included in accumulated other comprehensive loss, a component of shareholders' equity, with the remainder credited to minority interest.

The following table summarizes the notional values and fair values of the Company's derivative financial instruments at March 31, 2002. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

   Hedge Type                 Notional Value     Interest Rate     Maturity        Fair Value
   -----------                --------------     -------------     --------        ----------
   1.) Swap - Cash Flow       $20.0 million      6.02%             12/15/03        ($0.8 million)
   2.) Swap - Cash Flow       $55.0 million      6.00%             12/15/03        ($2.2 million)
   3.) Treasury Rate Lock     $42.0 million      5.19%             05/06/02         $0.7 million

On March 31, 2002, the derivative instruments were reported at their fair value as a net liability of $2.3 million. This amount is included in accrued expenses and other liabilities on the accompanying consolidated balance sheet.

Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are recognized in earnings. Within the next twelve months, the Company expects to record a charge to earnings of approximately $2.2 million of the current balance held in accumulated other comprehensive income/loss.

12.   RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires the Company to cease amortizing goodwill that existed as of June 30, 2001, effective January 1, 2002.

According to the provisions of SFAS No. 141 and SFAS No. 142, as of January 1, 2002, goodwill is no longer amortized. The Company will conduct an annual review of the goodwill balances for impairment and determine whether any adjustments to the carrying value of goodwill are required. The Company's consolidated balance sheets at March 31, 2002 and December 31, 2001 include $12.8 million (net of $1.1 million of accumulated amortization expense) of goodwill recognized in connection with the acquisition of PRI in 1997. The Company recognized approximately $0.1 million of goodwill amortization expense for the quarter ended March 31, 2001.

While the Company has not yet completed all of the valuation and other work necessary to monitor these accounting standards, it is believed that, except for the impact of not amortizing goodwill, there will not be a significant impact on the Company's financial condition, operating results or cash flows.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business as previously defined in APB 30.

Under the provisions of SFAS No. 144, the results of operations for sold real estate properties are to be presented as discontinued operations. The Company sold one joint venture property in 2001. The income from this property's operations of $31,000 were previously reported in equity in income of partnerships and joint ventures. This amount is now presented in income from discontinued operations on the accompanying statement of income for the quarter ended March 31, 2001.

13.   SUBSEQUENT EVENTS

On April 4, 2002, the Company purchased Beaver Valley Mall located in Beaver Valley, PA for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. Also on April 4, 2002, the Company exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

On April 10, 2002, a joint venture, of which a subsidiary of the Company is a partner, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the joint venture's Christiana Phase II project. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

Item 2.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

OVERVIEW
As of March 31, 2002, the Company owned interests in 22 shopping centers containing an aggregate of approximately 10.9 million square feet, 19 multifamily properties containing 7,242 units and four industrial properties with an aggregate of approximately 0.3 million square feet. The Company also owned interests in four shopping centers currently under development, which are expected to contain an aggregate of approximately 1.3 million square feet upon completion.

As of March 31, 2002, the Company also provided management, leasing and development services to 19 additional retail properties containing approximately
8.3 million square feet, six office buildings containing approximately 1.1 million square feet and two additional multifamily properties with 137 units for affiliated and third-party owners.

The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). During the first quarter of 2002, the Company continued this trend with four retail properties in its development pipeline, and same store net operating income growth of 3.9% and 3.5% in the retail and multifamily sectors, respectively.

The Company's net income decreased by $1.4 million to $3.7 million for the quarter ended March 31, 2002 as compared to $5.1 million for the quarter ended March 31, 2001. The decrease resulted primarily from decreased gains on sales of real estate offset by increased operating income from properties placed in service.

As of March 31, 2002, the Company had investments in 16 partnerships and joint ventures (the "Joint Ventures"). The purpose of the Joint Ventures is to own and operate real estate. It is a common practice in the real estate industry to invest in real estate in this manner. Of the 16 Joint Venture properties, the Company manages 5 of the properties and other parties, including several of the Company's Joint Venture partners, manage the remaining 11 properties. None of the Company's Joint Venture partners are affiliates of the Company. The Company holds a non-controlling interest in the Joint Ventures, and accounts for the Joint Ventures using the equity method of accounting. Under this accounting method, the Company does not consolidate the Joint Ventures. Instead, the Company records the earnings from the Joint Ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures". Changes in the Company's investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity". For further information regarding the Company's Joint Ventures, see
Note 3 to the Unaudited Consolidated Financial Statements.

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

CREDIT FACILITY
The Company's operating partnership has a $250 million credit facility (the "Credit Facility") consisting of a $175 million revolving credit facility (the "Revolving Facility") and a $75 million construction facility (the "Construction Facility") with a group of banks. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of ten properties and have been guaranteed by the Company.

The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 130 to 180 basis points, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility. At March 31, 2002, the margin was set at 165 basis points.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of earnings before interest, taxes, depreciation and amortization ("EBITDA") to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at March 31, 2002; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of March 31, 2002, the Company was in compliance with all debt covenants.

LIQUIDITY AND CAPITAL RESOURCES
The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact Company cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

      o Increase in tenant bankruptcies reducing revenue and operating cash flows
      o Increase in interest rates affecting the Company's net cost of borrowing
      o Increase in insurance premiums and/or the Company's portion of claims
      o Eroding market conditions in one or more of the Company's primary geographic regions adversely affecting property operating cash flows

The Company expects to meet its long-term capital requirements such as property acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to increase the funds available under the Revolving Facility and the Construction Facility by placing development properties into the collateral pool upon the achievement of prescribed criteria so as to fund acquisitions, development activities and capital improvements. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The Company also may be unable to sell additional equity securities on terms that are favorable to the Company, if at all. Additionally, the following are some of the potential impediments to accessing additional funds under the Credit
Facility:

      o Reduction in occupancy at one or more properties in the collateral pool
      o Reduction in appraised value of one or more properties in the collateral pool
      o Reduction in net operating income at one or more properties in the collateral pool
      o     Constraining leverage covenants under the Credit Facility
      o Increased interest rates affecting the Company's interest coverage ratios
      o Inability to maintain consolidated EBITDA at a level that complies with the required ratios under the Credit Facility

At March 31, 2002 the Company had outstanding borrowings of $104.5 million under its Revolving Facility and had pledged $3.1 million under the Revolving Facility as collateral for several letters of credit. Of the unused portion of the Revolving Facility of approximately $67.4 million, as of March 31, 2002, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $13.0 million based on the March 31, 2002 property collateral pool. As noted, one of the additional means of increasing the Company's borrowing capacity via the Revolving Facility is the addition of unencumbered acquisition and/or development properties to the collateral pool. In the future, the Company may place additional projects into the collateral pool to provide additional borrowing capacity, as necessary. The Company believes that the anticipated placement of properties into the collateral pool will allow for sufficient availability of borrowing capacity to fund the development pipeline commitments as well as any long-term liquidity needs.

Refinancing
In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum.

Commitments
At March 31, 2002, the Company had approximately $10.7 million committed to complete current development and redevelopment projects, which is expected to be financed through the Revolving Facility or through short-term construction loans. In connection with certain development properties, including those development properties acquired as part of the Company's 1997 acquisition of TRO, the Company may be required to issue additional units of limited partner interest in PREIT Associates, L.P. (the "Operating Partnership") upon the achievement of certain financial targets.

Cash Flows
During the quarter ended March 31, 2002, the Company generated $6.5 million in cash flows from operating activities. Financing activities generated cash of $0.2 million including: (i) $12.8 million of proceeds from a mortgage loan, (ii) net borrowings of $6.0 million under the Revolving Facility and (iii) $1.5 million of net proceeds from shares of beneficial interest issued, offset by (i) $8.1 million of distributions to shareholders, (ii) $4.0 million and $6.1 million of repayments on a construction loan and a mortgage payable, respectively, (iii) $1.2 million of mortgage notes payable principal installments, (iv) $0.6 million of net distributions to Operating Partnership unit holders and minority partners and (v) $0.1 million payment of deferred financing costs. Investing activities used cash of $3.6 million including: (i) $1.4 million of investments in wholly-owned real estate assets, (ii) $2.9 million of investments in property under development and (iii) $0.9 million of investments in partnerships and joint ventures; offset by cash distributions from partnerships and joint ventures in excess of equity in income of $1.5 million.

Contingent Liabilities
The Company along with certain of its joint venture partners has guaranteed debt totaling $5.7 million. This debt matures in 2003.

Interest Rate Protection
In order to limit exposure to variable interest rates, the Company has entered into derivative instruments as follows:

                                                   Fixed Interest Rate
   Hedge Type                 Notional Value       vs. 30-day LIBOR       Maturity Date
   -----------                --------------       ----------------       -------------
   1.) Swap - Cash Flow       $20.0 million        6.02%                   12/15/03
   2.) Swap - Cash Flow       $55.0 million        6.00%                   12/15/03
   3.) Treasury Rate Lock     $42.0 million        5.19%                   05/06/02

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES
The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, the Company has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, the Company is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, the Company is considering the disposition of its interests. There can be no assurance that the Company will consummate any such acquisition or disposition.

Acquisitions
In 2000, the Company entered into an agreement giving it a joint venture interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, Pennsylvania. Under the agreement, the Company is responsible for the expansion of the property to include a new Macy's store and decked parking. The total cost of the expansion through March 31, 2002 was $14.3 million. In 2002, the Company expects to make an additional cash contribution of approximately $2.3 million and contribute the expansion asset to the joint venture in return for a subordinated 50% general partnership interest.

On April 4, 2002, the Company purchased Beaver Valley Mall located in Beaver Valley, Pennsylvania for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. Also on April 4, 2002, the Company exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

Dispositions
Consistent with management's stated long-term strategic plan to review and evaluate all Joint Venture real estate holdings and non-core properties, during the first quarter of 2001, the Company sold its interests in the Ingleside Shopping Center in Thorndale, Pennsylvania.

Development, Expansions and Renovations
The Company is involved in a number of development and redevelopment projects, which may require equity funding by the Company or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a Joint Venture partner, the Company's flexibility in funding the project may be limited by the Joint Venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in Joint Venture projects.

RELATED PARTY TRANSACTIONS
The Company provides management, leasing and development services for partnerships and other ventures in which certain officers and trustees of the Company have either direct or indirect ownership interests, including Ronald Rubin, the Company's Chairman and Chief Executive Officer. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates.

The Company has no off-balance sheet transactions other than those discussed in the Interest Rate Protection section, above. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

The Company leases its corporate home office space from an affiliate of certain officers of the Company. The lease terms were established at market rates at the commencement of the lease.

PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

In connection with the Company's acquisition of TRO in 1997, the Operating Partnership agreed to issue up to 800,000 limited partnership units ("OP units") over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through March 31, 2002, 665,000 contingent OP units had been earned. The remaining 135,000 units may be earned in 2002. The recipients of the contingent OP units include officers of the Company, including Ronald Rubin, the Company's Chairman and Chief Executive Officer, who were shareholders of TRO at the time of the TRO acquisition.

SIGNIFICANT ACCOUNTING POLICIES
The Company believes that the most critical accounting policies include revenue recognition and asset impairment.

Revenue Recognition
The Company derives over 90% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. In the first quarter of 2002, non-cash straight line rent income was $0.2 million. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Expense reimbursement payments are generally made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. In the first quarter of 2002, the Company accrued $0.1 million of income because reimbursable expense levels were greater than amounts billed. These increases/ decreases are non-cash changes to rental income. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year.

The Company's other significant source of revenues comes from management activities, including property management, leasing and development. Management fees are generally a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities are collectively referred to as Management company revenue in the consolidated statement of income. There are no significant cash versus accrual differences for these activities.

Evaluation of Asset Impairment
The Company periodically evaluates its real estate and other long-term assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of the properties. Future events could cause the Company to conclude that impairment indicators exist and that a property's value is impaired. Any resulting impairment loss would be measured by comparing the individual property's fair value to its carrying value and reflected in the Company's consolidated statements of income.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 compared with Quarter Ended March 31, 2001

Net income decreased by $1.4 million to $3.7 million ($0.23 per share) for the quarter ended March 31, 2002 as compared to $5.1 million ($0.37 per share) for the quarter ended March 31, 2001. This decrease was primarily because the Company had a gain on the sale of real estate interests in the first quarter of 2001 of $1.8 million and no comparable gains in the first quarter of 2002.

Revenues increased by $0.8 million or 3% to $27.8 million in the quarter ended March 31, 2002 from $27.0 million for the quarter ended March 31, 2001. Gross revenues from real estate increased by $0.9 million to $25.6 million for the quarter ended March 31, 2002 from $24.7 million for the quarter ended March 31, 2001. This increase in gross revenues resulted from a $1.1 million increase in base rents and a $0.1 million increase in percentage rents, partially offset by a $0.1 million decrease in lease termination fees, a $0.1 million decrease in expense reimbursements and a $0.1 million decrease in other income. Base rents increased due to a $0.8 million increase in retail rents, resulting from two properties under development in 2001 now placed in service, and higher rents due to new and renewal leases at higher rates in 2002. Base rents also increased due to a $0.3 million increase in multifamily rents, resulting primarily from rental rate increases. Percentage rents increased due to higher tenant sales levels. Expense reimbursements decreased due to a decrease in reimbursable property operating expenses. Management company revenue was substantially equivalent to the prior period. Interest and other income decreased by $0.2 million due to decreased interest on notes receivable from Joint Ventures.

Property operating expenses remained constant at $8.4 million for the quarters ended March 31, 2002 and March 31, 2001. Payroll expense increased $0.1 million or 6% due to normal salary increases and increased benefit costs. Real estate and other taxes increased by $0.1 million due to slightly higher property tax rates. Utilities decreased by $0.1 million. Other operating expenses decreased by $0.1 million due to decreased repairs and maintenance expenses.

Depreciation and amortization expense increased by $0.7 million to $5.0 million for the quarter ended March 31, 2002 from $4.3 million for the quarter ended March 31, 2001 due to $0.3 million from two properties under development in 2001 now placed in service, and $0.4 million from property improvements.

General and administrative expenses increased by $0.8 million to $6.0 million for the quarter ended March 31, 2002 from $5.2 million for the quarter ended March 31, 2001. The primary reasons for the increase are a $0.3 million increase in payroll and benefits, a $0.1 million increase in development reserves, a $0.2 million increase in corporate meeting and marketing costs, a $0.1 million increase in professional fees, as well as minor increases in several other expenses categories totaling $0.1 million in the aggregate.

Interest expense decreased by $0.8 million to $5.8 million for the quarter ended March 31, 2002 as compared to $6.6 million for the quarter ended March 31, 2001. Mortgage interest decreased by $0.7 million. Of this amount, $0.6 million was due to the repayment of a $21 million constructon note payable at Paxton Town Centre, as well as a $0.1 million due to expected amortization of mortgage balances. Bank loan interest expense decreased by $0.1 million because of lower amounts outstanding in 2002 as compared to 2001.

Equity in income of partnerships and joint ventures increased by $0.2 million to $1.6 million in the quarter ended March 31, 2002 from $1.4 million in the quarter ended March 31, 2001. The increase was primarily due to increased rental revenues, partially offset by increased mortgage interest expense.

Minority interest in the operating partnership decreased $0.2 million to $0.5 million in the quarter ended March 31, 2002 from $0.7 million in the quarter ended March 31, 2001.

Gains on sales of interests in real estate were $1.8 million in the first quarter of 2001 resulting from the sale of the Company's interest in Ingleside Center in Thorndale, Pennsylvania. No such sales occurred in the first quarter of 2002.

Income from discontinued operations was $31,000 in the first quarter of 2001, representing the Company's equity in income of Ingleside Center. There was no income from discontinued operations in the first quarter of 2002.

SAME STORE PROPERTIES
Retail sector operating income for the quarter ended March 31, 2002 for the properties owned since January 1, 2001 (the "Same Store Properties") increased by $0.5 million or 3.9% over the quarter ended March 31, 2001. This increase resulted from new and renewal leases at higher rates, higher occupancy and higher percentage rents in 2002 as compared to 2001. Multifamily sector same store growth was $0.3 million or 3.5% for the quarter ended March 31, 2002 due to revenue increases of $0.1 million and expense decreases of $0.2 million.

Set forth below is a schedule comparing the net operating income (excluding the impact of retail lease termination fees) for the Same Store Properties for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001.

                                                 (In thousands)
                                             Quarter Ended March 31,
                                               2002              2001
Retail Sector:
    Revenues                               $     18,431     $     17,714
    Property operating expenses                   5,515            5,281
                                           ------------     ------------
    Net operating income                   $     12,916     $     12,433
                                           ============     ============

Multifamily Sector:
    Revenues                               $     14,083     $     13,949
    Property operating expenses                   5,619            5,771
                                           ------------     ------------
    Net operating income                   $      8,464     $      8,178
                                           ============     ============


FUNDS FROM OPERATIONS
Funds from operations ("FFO") is defined as income before gains or losses on property sales and extraordinary items (computed in accordance with generally accepted accounting principles "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs.

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to pay dividends.

FFO increased 8% to $10.6 million for the quarter ended March 31, 2002, as compared to $9.9 million in the first quarter of 2001. The increase was primarily due to newly acquired/placed in service properties in 2002.

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

FORWARD-LOOKING STATEMENTS
The matters discussed in this report, as well as news releases issued from time to time by the Company use forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan," or "continue" or the negative thereof or other variations thereon, or comparable terminology which constitute "forward-looking statements." Such forward-looking statements (including without limitation, information concerning the Company's continuing dividend levels, planned acquisition, development and disposition activities, short- and long-term liquidity position, ability to raise capital through public and private offerings of debt and/or equity securities, availability of adequate funds at reasonable cost, revenues and operating expenses for some or all of the properties, leasing activities, occupancy rates, changes in local market conditions or other competitive factors) involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company's results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the net financial instrument position or sensitivity to market risk since December 31, 2001 as reported by PREIT in its Form 10-K for the year then ended.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 10, 2002, a joint venture, of which a subsidiary of the Company is a partner, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the joint venture's Christiana Phase II project. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

Item 5.  Other Information

         PREIT issued a press release on May 2, 2002 containing financial information for the quarter ended March 31, 2002. A copy of the press release is attached hereto as Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibit

            10.1 Amended and Restated Employment Agreement, dated as of April 2, 2002, between Pennsylvania Real Estate Investment Trust and Ronald Rubin.

            10.2 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and George Rubin.

            99 Press Release, issued May 2, 2002 containing financial information for the quarter ended March 31, 2002.

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








                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                                        By  /s/   Ronald Rubin
                                            ------------------------------------
                                            Ronald Rubin
                                            Chief Executive Officer


                                        By  /s/   Edward A. Glickman
                                            ------------------------------------
                                            Edward A. Glickman
                                            Executive Vice President and
                                            Chief Financial Officer


                                        By  /s/   David J. Bryant
                                            ------------------------------------
                                            David J. Bryant
                                            Senior Vice President and Treasurer
                                            (Principal Accounting Officer)

                                  Exhibit Index

Exhibit
Number   Description
------   -----------

10.1 Amended and Restated Employment Agreement, dated as of April 2, 2002, between Pennsylvania Real Estate Investment Trust and Ronald Rubin.

10.2 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and George Rubin.

99 Press Release, issued May 2, 2002, containing financial information for the quarter ended March 31, 2002.