Form 10-Q
period 2002-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2002-08-14
CIK 77281

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    June 30, 2002
                               -------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                         1-6300
                        --------------------------------------------------------

                                    Pennsylvania Real Estate Investment Trust
-----------------------------------------------------------------------------------------------------------------
                               (Exact name of Registrant as specified in its charter)

                           Pennsylvania                                                23-6216339
------------------------------------------------------------------    --------------------------------------------
  (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

       200 South Broad Street, Third Floor, Philadelphia, PA                           19102-3803
------------------------------------------------------------------    --------------------------------------------
             (Address of principal executive office)                                   (Zip Code)

Registrant's telephone number, including area code                            (215) 875-0700
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
      Yes |X|                    No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Shares of beneficial interest outstanding at  August 1, 2002:  16,558,942
                                                                    ------------

--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                                    CONTENTS



                                                                          Page

Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--June 30, 2002
         and December 31, 2001                                              1-2

   Consolidated Statements of Income--Three and Six Months
      Ended June 30, 2002 and June 30, 2001                                   3

   Consolidated Statements of Cash Flows--Six Months
      Ended June 30, 2002 and June 30, 2001                                   4

   Notes to Unaudited Consolidated Financial Statements                    5-14

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 15-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk           22

Part II.  Other Information                                                  23

Item 1.    Legal Proceedings                                                 23
                                                                              -
Item 2.    Not Applicable

Item 3.    Not Applicable                                                     -

Item 4.    Submission of Matters to a Vote of Security Holders               23

Item 5.    Other Information                                                 23

Item 6.    Exhibits and Reports on Form 8-K                                  23


Signatures                                                                   24

Exhibit Index                                                                25

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                     ASSETS

                                 (In thousands)




                                                                                  June 30, 2002          December 31, 2001
                                                                                  -------------          -----------------
INVESTMENTS IN REAL ESTATE, at cost:
   Retail properties                                                                $ 427,827                 $ 347,269
   Multifamily properties                                                             256,421                   254,138
   Industrial properties                                                                2,504                     2,504
   Construction in progress                                                            17,092                    46,549
                                                                                    ---------                 ---------
      Total investments in real estate                                                703,844                   650,460
   Less accumulated depreciation                                                     (122,610)                 (112,424)
                                                                                    ---------                 ---------

                                                                                      581,234                   538,036
INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND
     JOINT VENTURES, at equity                                                         26,692                    13,680
                                                                                    ---------                 ---------

                                                                                      607,926                   551,716
OTHER ASSETS:
   Cash and cash equivalents                                                            8,765                    10,258
   Rents and sundry receivables (net of allowance for doubtful accounts of
     $935 and $727, respectively)                                                       8,425                    10,293
   Deferred costs and other assets, net                                                45,224                    30,361
                                                                                    ---------                 ---------
                                                                                    $ 670,340                 $ 602,628
                                                                                    =========                 =========




                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                 (In thousands)




                                                                     June 30, 2002             December 31, 2001
                                                                     -------------             -----------------
LIABILITIES:
   Mortgage notes payable                                                $ 310,143                $ 257,873
   Bank loan payable                                                       118,500                   98,500
   Construction loan payable                                                    --                    4,000
   Tenants' deposits and deferred rents                                      3,104                    3,908
   Accrued expenses and other liabilities                                   22,197                   21,294
                                                                         ---------                ---------
   Total liabilities                                                       453,944                  385,575
                                                                         ---------                ---------
MINORITY INTEREST                                                           32,553                   36,768
                                                                         ---------                ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par; 100,000 authorized;
     issued and outstanding 16,463 shares
     at June 30, 2002 and 15,876 shares at
     December 31, 2001                                                      16,463                   15,876
   Capital contributed in excess of par                                    211,206                  198,398
   Deferred compensation                                                    (3,204)                  (1,386)
   Accumulated other comprehensive loss                                     (3,316)                  (3,520)
   Distributions in excess of net income                                   (37,306)                 (29,083)
                                                                         ---------                ---------
   Total shareholders' equity                                              183,843                  180,285
                                                                         ---------                ---------
                                                                         $ 670,340                $ 602,628
                                                                         =========                =========




        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                         (In thousands, except per share data)
                                                                    Three Months Ended                  Six Months Ended
                                                             ---------------------------------- ----------------------------------
                                                              June 30, 2002    June 30, 2001     June 30, 2002     June 30, 2001
                                                             ---------------- ----------------- ----------------- ----------------
REVENUE:
   Real estate revenues:
     Base rent                                                 $ 23,929           $ 20,919           $ 45,604           $ 41,482
     Percentage rent                                                227                238                601                571
     Expense reimbursements                                       3,282              2,278              5,975              5,074
     Lease termination revenue                                      566                845                646                975
     Other real estate revenues                                     838                854              1,647              1,715
                                                               --------           --------           --------           --------
   Total real estate revenues                                    28,842             25,134             54,473             49,817
     Management company revenue                                   2,152              2,313              4,325              4,465
     Interest and other income                                      355                 91                375                253
                                                               --------           --------           --------           --------
   Total revenues                                                31,349             27,538             59,173             54,535
                                                               --------           --------           --------           --------

EXPENSES:
   Property operating expenses:
     Property payroll and benefits                                1,859              1,702              3,793              3,481
     Real estate and other taxes                                  2,239              1,884              4,244              3,799
     Utilities                                                      942                991              2,015              2,234
     Other operating expenses                                     4,053              3,493              7,397              6,925
                                                               --------           --------           --------           --------
   Total property operating expenses                              9,093              8,070             17,449             16,439
     Depreciation and amortization
                                                                  5,454              4,337             10,412              8,629
   General and administrative expenses:
     Corporate payroll and benefits                               3,536              3,186              7,046              6,403
     Other general and administrative expenses                    2,611              2,460              5,080              4,442
                                                               --------           --------           --------           --------
   Total general and administrative expenses                      6,147              5,646             12,126             10,845
     Interest expense                                             7,608              6,707             13,453             13,346
                                                               --------           --------           --------           --------
   Total expenses                                                28,302             24,760             53,440             49,259
                                                               --------           --------           --------           --------
   Income before equity in income of partnerships
     and joint ventures, minority interest, gains on
     sales of interests in real estate and
     extraordinary loss                                           3,047              2,778              5,733              5,276
   Equity in income of partnerships and joint
     ventures                                                     1,893              1,370              3,459              2,815
                                                               --------           --------           --------           --------
   Income before minority interest, gains on sales of
     interests in real estate and extraordinary loss              4,940              4,148              9,192              8,091
       Minority interest in operating partnership                  (498)              (543)              (946)            (1,199)
     Gains on sales of interests in real estate                      --                301                 --              2,107
                                                               --------           --------           --------           --------
   Income before extraordinary loss                               4,442              3,906              8,246              8,999
     Extraordinary loss                                              --                 --                (77)                --
                                                               --------           --------           --------           --------
   NET INCOME                                                  $  4,442           $  3,906           $  8,169           $  8,999
                                                               ========           ========           ========           ========
   BASIC INCOME PER SHARE                                      $   0.27           $   0.29           $   0.51           $   0.66
                                                               ========           ========           ========           ========
   DILUTED INCOME PER SHARE                                    $   0.27           $   0.29           $   0.51           $   0.66
                                                               ========           ========           ========           ========


        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             (In thousands)
                                                                                             Six months ended
                                                                                      --------------------------------
                                                                                      June 30, 2002      June 30, 2001
                                                                                      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $  8,169                $  8,999
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization                                                    10,412                   8,629
       Amortization of deferred financing costs                                            493                     480
       Provision for doubtful accounts                                                     208                     100
       Amortization of deferred compensation                                               891                     596
       Gains on sales of interests in real estate                                           --                  (2,107)
       Loss on early extinguishment of debt                                                 77                      --
       Change in assets and liabilities-
         Net change in other assets                                                     (6,357)                 (4,548)
         Net change in other liabilities                                                   627                   2,899
                                                                                      --------                --------
                  Net cash provided by operating activities                             14,520                  15,048
                                                                                      --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                             (18,564)                 (2,473)
   Investments in construction in progress                                              (5,990)                (10,638)
   Investments in partnerships and joint ventures                                       (1,605)                   (967)
   Cash proceeds from sale of interest in partnership                                       --                   1,080
   Cash proceeds from sale of real estate                                                   --                   1,808
   Net cash received from PREIT-RUBIN, Inc.                                                 --                   1,616
   Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                       2,222                   6,740
                                                                                      --------                --------
                  Net cash used in investing activities                                (23,937)                 (2,834)
                                                                                      --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                     (2,465)                 (2,240)
   Repayment of mortgage note payable                                                   (6,066)                     --
   Proceeds from mortgage note payable                                                  12,800                  15,000
   Net (payment) borrowing from construction loan payable                               (4,000)                     70
   Net borrowing (repayment) of credit facility                                         20,000                  (7,300)
   Shares of beneficial interest issued                                                  5,168                     535
   Payment of deferred financing costs                                                     (76)                   (419)
   Distributions paid to shareholders                                                  (16,391)                (13,854)
   Distributions paid to OP Unit holders in excess of minority interest                 (1,046)                   (734)
                                                                                      --------                --------
                  Net cash provided by (used in) financing activities                    7,924                  (8,942)
                                                                                      --------                --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (1,493)                  3,272

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          10,258                   6,091
                                                                                      --------                --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  8,765                $  9,363
                                                                                      ========                ========





        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                         SIX MONTHS ENDED JUNE 30, 2002



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

PREIT is organized as a Pennsylvania business trust and is a fully integrated self-administered and self-managed real estate investment trust.

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, and as of June 30, 2002, held an 91.1% interest in the Operating Partnership.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. REAL ESTATE ACTIVITIES:

Acquisitions
In April 2002, the Company purchased Beaver Valley Mall located in Monaca, PA for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. Also in April 2002, the Company exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

Pro forma revenues, net income, basic net income per share and diluted net income per share for the three and six-month periods ended June 30, 2002 and 2001, reflecting the purchase of Beaver Valley Mall as if its purchase took place on January 1, 2001 are as follows:

(In thousands, except per share data)

                                              Three Months Ended                       Six Months Ended
                                       --------------------------------       ------------------- -------------
                                       June 30, 2002      June 30, 2001       June 30, 2002       June 30, 2001
                                       -------------      -------------       -------------       -------------
Revenues                                $    31,441         $   30,244         $    62,011          $   59,984
                                        ===========         ==========         ===========          ==========
Net income                              $     4,457         $    4,433         $     8,658          $   10,113
                                        ===========         ==========         ===========          ==========
Basic net income per share              $      0.27         $     0.32         $      0.54          $     0.74
                                        ===========         ==========         ===========          ==========
Diluted net income per share            $      0.27         $     0.32         $      0.54          $     0.74
                                        ===========         ==========         ===========          ==========

In 2000, the Company entered into an agreement giving it a partnership interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, Pennsylvania. Under the agreement, the Company is responsible for the expansion of the property to include a new Macy's store and decked parking. The total cost of the expansion was $16.6 million, including $2.3 million that was funded in July 2002. In June 2002, the Company contributed the expansion asset to the partnership. As a result of this contribution, the Company increased its capital interest in the partnership that owns Willow Grove Park to 30% and its management interest in the partnership to 50% retroactive to November 2001, and became the managing general partner of the partnership.

Development Activity
As of June 30, 2002, the Company has capitalized $8.5 million for development activities for properties under construction. Of this amount, $7.0 million of these costs are included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs for such properties such as legal fees, interest, surveys, civil engineering surveys, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $1.5 million at June 30, 2002, of which $0.6 million was refundable and $0.9 million was non-refundable.

Refinancing
In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum. In connection with the refinance, unamortized deferred finance costs of $77,000 were written off and reflected as extraordinary loss in the consolidated statements of income.

3. MANAGEMENT COMPANIES:

The Company's management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC ("Services") that manages properties wholly owned by the Company, and PREIT-RUBIN, Inc. ("PRI"), that manages properties not wholly owned by the Company, including properties owned by joint ventures in which the Company participates. Services and PRI are consolidated. Services does not charge management, leasing or development fees to the properties it manages as such costs would be eliminated in consolidation.

PRI is a taxable REIT subsidiary as defined by federal tax laws. PRI is capable of offering a broad menu of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

PRI provides management, leasing and development services for partnerships and other ventures in which certain officers and trustees of PREIT and certain officers and directors of PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $1.0 million and $0.7 million in the three-month periods ended June 30, 2002 and 2001 and $1.6 million and $1.2 million in the six-month periods ended June 30, 2002 and 2001.

4. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 15 partnerships and joint ventures at June 30, 2002 (including one property with development activity) and at December 31, 2001, and PREIT's equity in income for the three and six-month periods ended June 30, 2002 and 2001:

                                                                                                 (In thousands)
                                                                                      June 30, 2002       December 31, 2001
                                                                                      -------------       -----------------
ASSETS
------

Investments in real estate, at cost:
   Retail properties                                                                    $ 448,737              $ 430,368
   Multifamily properties                                                                  57,750                 57,281
   Construction in progress                                                                 1,506                  5,986
                                                                                        ---------              ---------
           Total investments in real estate                                               507,993                493,635

Less:  Accumulated depreciation                                                           (93,644)               (86,356)
                                                                                        ---------              ---------

                                                                                          414,349                407,279
Cash and cash equivalents                                                                   9,427                  4,390

Deferred costs, prepaid real estate taxes and expenses and other assets, net               46,450                 51,666
                                                                                        ---------              ---------
           Total assets                                                                   470,226                463,335
                                                                                        ---------              ---------


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgage notes payable                                                                    403,618                401,193

Other liabilities                                                                          16,250                 18,036
                                                                                        ---------              ---------
           Total liabilities                                                              419,868                419,229
                                                                                        ---------              ---------
Net equity                                                                                 50,358                 44,106

Less: Partners' share                                                                     (24,024)               (30,576)
                                                                                        ---------              ---------

Investment in partnerships and joint ventures                                              26,334                 13,530

Advances                                                                                      358                    150
                                                                                        ---------              ---------
Investment in and advances to partnerships and joint ventures                           $  26,692              $  13,680
                                                                                        =========              =========

                                     EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

                                                                              (In thousands)
                                                       Three Months Ended                        Six Months Ended
                                                   ----------------------------            ----------------------------
                                                   June 30,           June 30,             June 30,            June 30,
                                                     2002               2001                 2002                2001
                                                   --------           --------             --------           --------
Gross revenues from real estate                    $ 24,268           $ 23,082             $ 48,064           $ 45,145
                                                   --------           --------             --------           --------

Expenses:
    Property operating expenses                       8,111              8,050               16,437             16,035
    Mortgage and bank loan interest                   7,920              7,404               15,816             14,689
    Refinancing prepayment penalty                       --                510                   --                510
    Depreciation and amortization                     4,705              4,480                8,818              8,627
                                                   --------           --------             --------           --------
           Total expenses                            20,736             20,444               41,071             39,861
                                                   --------           --------             --------           --------

Net income before partners' share                     3,532              2,638                6,993              5,284

Other partners' share                                (1,639)            (1,268)              (3,534)            (2,469)
                                                   --------           --------             --------           --------

   Equity in income of partnerships and
     joint ventures
                                                   $  1,893           $  1,370             $  3,459           $  2,815
                                                   ========           ========             ========           ========

5. EARNINGS PER SHARE:

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the period, adjusted to give effect to common share equivalents. A reconciliation between Basic and Diluted Earnings Per Share is shown below:

                                                                          (In thousands, except per share data)
                                                                Three Months Ended                     Six Months Ended
                                                         ------------------------------          -----------------------------
                                                          June 30,            June 30,           June 30,            June 30,
                                                            2002                2001               2002                2001
                                                         ----------          ----------          --------           ----------
Income from continuing operations                        $    4,442          $    3,605          $  8,246           $    6,892
  Gains on sales of interest in real estate                      --                 301                --                2,107
                                                         ----------          ----------          --------           ----------
Income before extraordinary loss                         $    4,442          $    3,906          $  8,246           $    8,999
  Extraordinary loss                                             --                  --               (77)                  --
                                                         ----------          ----------          --------           ----------
Net income                                               $    4,442          $    3,906          $  8,169           $    8,999
                                                         ==========          ==========          ========           ==========

  Weighted average shares outstanding                        16,216              13,692            16,072               13,680
  Effect of share options issued                                 66                  24                35                    5
                                                         ----------          ----------          --------           ----------
Total weighted average shares outstanding                    16,282              13,716            16,107               13,685

Basic earnings per share
  Income from continuing operations per share            $     0.27          $     0.27          $   0.51           $     0.51
  Gains on sales of interest in real estate per                  --                0.02                --                 0.15
                                                         ----------          ----------          --------           ----------
Income before extraordinary loss per share                     0.27                0.29              0.51                 0.66
  Extraordinary loss per share                                   --                  --                --                   --
                                                         ----------          ----------          --------           ----------
Net income per share                                     $     0.27          $     0.29          $   0.51           $     0.66
                                                         ==========          ==========          ========           ==========

Diluted earnings per share
  Income from continuing operations per share            $     0.27          $     0.27          $   0.51           $     0.51
  Gains on sales of interest in real estate per
  share                                                          --                0.02                --                 0.15
                                                         ----------          ----------          --------           ----------
Income before extraordinary loss per share                     0.27                0.29              0.51                 0.66
  Extraordinary loss per share                                   --                  --                --                   --
                                                         ----------          ----------          --------           ----------
Net income per share                                     $     0.27          $     0.29          $   0.51           $     0.66
                                                         ==========          ==========          ========           ==========

6. DISTRIBUTIONS:

The per-share amount declared for distribution as of the date of this report and the per-share amount declared for distribution in the comparable period of the prior year are as follows:
                                                                      Amount
          Date Declared       Record Date       Payment Date        per Share
          -------------       -----------       ------------        ---------
         July 16, 2001      August 31, 2001   September 17, 2001       $0.51
         July 11, 2002      August 30, 2002   September 16, 2002       $0.51

7. CASH FLOW INFORMATION:

Cash paid for interest was $13.1 million (net of capitalized interest of $0.7 million) and $12.1 million (net of capitalized interest of $1.6 million), respectively for the six months ended June 30, 2002 and 2001.

Significant non-cash transactions

In the first six months of 2002 and 2001, the Company issued OP units valued at $3.9 million and $3.2 million, respectively in connection with the Contribution Agreement (see Note 8) earn-out provisions.

In the first six months of 2001, the Company issued OP units valued at $6.0 million in connection with the acquisition of land on which the Christiana Power Center (Phase I) is built.

8. COMMITMENTS AND CONTINGENCIES:

Environmental matters exist at certain properties in which PREIT had an interest for which reserves have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the acquisition of The Rubin Organization in 1997, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for the Operating Partnership to issue up to 800,000 additional Class A Operating Partnership ("OP") units over the five-year period from October 1, 1997 to September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of June 30, 2002, 665,000 of the 800,000 OP units for the period covering October 1, 1997 to December 31, 2001 had been earned. The issuance of these 665,000 OP units earned resulted in an additional purchase price of approximately $12.9 million. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At June 30, 2002, PREIT had commitments of approximately $31.1 million to complete current construction in progress, development and redevelopment projects. In connection with certain construction in progress and development properties, PREIT Associates, L.P. may be required to issue additional OP units upon the achievement of certain financial results.

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

10.      SEGMENT INFORMATION:

PREIT has four reportable segments: (1) retail properties, (2) multifamily properties, (3) construction in progress and other, and (4) corporate. As of June 30, 2002, the retail segment included the operation and management of 23 regional and community shopping centers (13 wholly owned and 10 owned through joint ventures). The multifamily segment included the operation and management of 19 apartment communities (14 wholly owned and five owned through joint ventures). The development and other segment includes the operation and management of three retail properties under development (all wholly owned) and four industrial properties (all wholly owned). The corporate segment is responsible for cash and investment management and certain other general support functions.

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

The chief operating decision making group for the Company's retail, multifamily, development and other and corporate segments is comprised of the Company's chief executive officer, president and the lead executives of each segment. The segments are managed separately because they either represent a specific property type (retail or multifamily) or represent operations that are unique to that segment, such as construction in progress ("CIP") and corporate services.

(In thousands)
                                                                    CIP                               Adjustments
Three Months Ended                                                  and                                to Equity      Total
June 30, 2002                            Retail    Multifamily     Other      Corporate      Total       Method    Consolidated
------------------                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
Real estate operating revenues         $  27,175    $  14,153    $      82    $      --    $  41,410    $ (12,568)   $  28,842
Real estate operating expenses            (7,438)      (5,852)          (6)          --      (13,296)       4,203       (9,093)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net operating income                      19,737        8,301           76           --       28,114       (8,365)      19,749
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Management company revenues                   --           --           --        2,152        2,152           --        2,152
Interest income                               --           --           --          355          355           --          355
General and administrative expenses           --           --           --       (6,147)      (6,147)          --       (6,147)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

EBITDA                                    19,737        8,301           76       (3,640)      24,474       (8,365)      16,109
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Interest expense                          (8,193)      (3,551)          --           11      (11,733)       4,125       (7,608)
Depreciation and amortization             (5,491)      (2,298)         (12)          --       (7,801)       2,347       (5,454)
Gains on sales of interests in real
   estate                                     --           --           --           --           --           --           --
Minority interest in operating
   partnership                                --           --           --         (498)        (498)          --         (498)
Equity in income of partnerships and
   joint ventures                             --           --           --           --           --        1,893        1,893
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                             $   6,053    $   2,452    $      64    $  (4,127)   $   4,442    $      --    $   4,442
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Investments in real estate, at cost    $ 629,448    $ 285,546    $  21,566    $      --    $ 936,560    $(232,716)   $ 703,844
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total assets                           $ 596,788    $ 205,371    $  19,603    $  33,759    $ 855,521    $(185,181)   $ 670,340
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Recurring capital expenditures         $      39    $     843    $      --    $      --    $     882    $    (100)   $     782
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

                                                                    CIP                               Adjustments
Three Months Ended                                                  and                                to Equity      Total
June 30, 2001                            Retail    Multifamily     Other      Corporate      Total       Method    Consolidated
------------------                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
Real estate operating revenues         $  19,960    $  14,025    $      80    $      --    $  34,065    $  (8,931)   $  25,134
Real estate operating expenses            (5,123)      (5,897)          (2)          --      (11,022)       2,952       (8,070)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net operating income                      14,837        8,128           78           --       23,043       (5,979)      17,064
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Management company revenues                   --           --           --        2,313        2,313           --        2,313
Interest income                               --           --           --           91           91           --           91
General and administrative expenses           --           --           --       (5,646)      (5,646)          --       (5,646)
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

EBITDA                                    14,837        8,128           78       (3,242)      19,801       (5,979)      13,822
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Interest expense                          (5,917)      (3,723)          --           --       (9,640)       2,933       (6,707)
Depreciation and amortization             (3,687)      (2,313)         (13)          --       (6,013)       1,676       (4,337)
Gains on sales of interests in real
   estate                                    301           --           --           --          301           --          301
Minority interest in operating
   partnership                                --           --           --         (543)        (543)          --         (543)
Equity in income of partnerships and
   joint ventures                             --           --           --           --           --        1,370        1,370
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                             $   5,534    $   2,092    $      65    $  (3,785)   $   3,906    $      --    $   3,906
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Investments in real estate, at cost    $ 483,346    $ 279,930    $  48,357    $      --    $ 811,633    $(185,040)   $ 626,593
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total assets                           $ 460,390    $ 208,769    $  46,426    $  26,047    $ 741,632    $(152,132)   $ 589,500
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Recurring capital expenditures         $      --    $     450    $      --    $      --    $     450    $     (63)   $     387
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------

(In thousands)
                                                                     CIP                                Adjustments
Six Months Ended                                                     and                                 to Equity      Total
June 30, 2002                            Retail    Multifamily      Other      Corporate      Total       Method     Consolidated
----------------                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Real estate operating revenues         $  47,559    $  28,236     $     164    $      --    $  75,959    $ (21,486)    $  54,473
Real estate operating expenses           (13,235)     (11,471)          (10)          --      (24,716)       7,267       (17,449)
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Net operating income                      34,324       16,765           154           --       51,243      (14,219)       37,024
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Management company revenues                   --           --            --        4,325        4,325           --         4,325
Interest income                               --           --            --          375          375           --           375
General and administrative expenses           --           --            --      (12,126)     (12,126)          --       (12,126)
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------

EBITDA                                    34,324       16,765           154       (7,426)      43,817      (14,219)       29,598
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Interest expense                         (13,485)      (6,987)           --          104      (20,368)       6,915       (13,453)
Depreciation and amortization             (9,655)      (4,576)          (26)          --      (14,257)       3,845       (10,412)
Gains on sales of interests in real
   estate                                     --           --            --           --           --           --            --
Minority interest in operating
   partnership                                --           --            --         (946)        (946)          --          (946)
Extraordinary loss                            --           --            --          (77)         (77)          --           (77)
Equity in income of partnerships and
   joint ventures                             --           --            --           --           --        3,459         3,459
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Net income                             $  11,184    $   5,202     $     128    $  (8,345)   $   8,169    $      --     $   8,169
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Investments in real estate, at cost    $ 629,448    $ 285,546     $  21,566    $      --    $ 936,560    $(232,716)    $ 703,844
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Total assets                           $ 596,788    $ 205,371     $  19,603    $  33,759    $ 855,521    $(185,181)    $ 670,340
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Recurring capital expenditures         $      41    $   1,496     $      --    $      --    $   1,537    $    (156)    $   1,381
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------

                                                                     CIP                                 Adjustments
Six Months Ended                                                     and                                  to Equity       Total
June 30, 2001                            Retail    Multifamily      Other      Corporate      Total        Method     Consolidated
----------------                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Real estate operating revenues         $  39,213     $  27,975    $     159    $      --    $  67,347    $ (17,530)    $  49,817
Real estate operating expense            (10,720)      (11,668)          (5)          --      (22,393)       5,954       (16,439)
                                       ---------     ---------    ---------    ---------    ---------    ---------     ---------
Net operating income                      28,493        16,307          154           --       44,954      (11,576)       33,378
                                       ---------     ---------    ---------    ---------    ---------    ---------     ---------
Management company revenues                   --            --           --        4,465        4,465           --         4,465
Interest income                               --            --           --          253          253           --           253
General and administrative expenses           --            --           --      (10,845)     (10,845)          --       (10,845)
                                       ---------     ---------    ---------    ---------    ---------    ---------     ---------

EBITDA                                    28,493        16,307          154       (6,127)      38,827      (11,576)       27,251
                                       ---------     ---------    ---------    ---------    ---------    ---------     ---------
Interest expense                         (11,418)       (7,119)          --         (291)     (18,828)       5,482       (13,346)
Depreciation and amortization             (7,308)       (4,574)         (26)          --      (11,908)       3,279        (8,629)
Gains on sales of interests in real
   estate                                  2,107            --           --           --        2,107           --         2,107
Minority interest in operating
   partnership                                --            --           --       (1,199)      (1,199)          --        (1,199)
Equity in income of partnerships and
   joint ventures                             --            --           --           --           --        2,815         2,815
                                       ---------    ---------     ---------    ---------    ---------    ---------     ---------
Net income                             $  11,874     $   4,614    $     128    $  (7,617)   $   8,999    $      --     $   8,999
                                       ---------     ---------    ---------    ---------    ---------    ---------     ---------
Investments in real estate, at cost    $ 483,346     $ 279,930    $  48,357    $      --    $ 811,633    $(185,040)    $ 626,593
                                       ---------     ---------    ---------    ---------    ---------    ---------     ---------
Total assets                           $ 460,390     $ 208,769    $  46,426    $  26,047    $ 741,632    $(152,132)    $ 589,500
                                       ---------     ---------    ---------    ---------    ---------    ---------     ---------
Recurring capital expenditures         $      --     $     450    $      --    $      --    $     450    $     (63)    $     387
                                       ---------     ---------    ---------    ---------    ---------    ---------     ---------

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company recorded adjustments to other comprehensive income/loss, which are gains and losses not affecting distributions in excess of net income, of a gain of $0.2 million and a loss of $1.4 million in the six-month periods ended June 30, 2002 and 2001, respectively and loss of $1.4 million and a gain of $0.2 million in the three-month periods ended June 30, 2002 and 2001, respectively, to recognize the change in value of derivative instruments during these periods. Upon the adoption of SFAS 133 on January 1, 2001, the Company recorded an adjustment of $0.6 million to accumulated other comprehensive loss.

The Company has written policies and procedures to document its interest rate risk management policy that were adopted by the Company's management and Board of Trustees. Board of Trustee approval is required in order to enter into contracts to hedge interest rate risk.

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

The following table summarizes the notional values and fair values of the Company's derivative financial instruments at June 30, 2002. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Type             Notional Value  Interest Rate   Maturity   Fair Value
-----------            --------------  -------------   --------   ----------
1.) Swap - Cash Flow   $20.0 million   6.02%           12/15/03   ($1.0 million)
2.) Swap - Cash Flow   $55.0 million   6.00%           12/15/03   ($2.7 million)

On June 30, 2002, the derivative instruments were reported at their fair value as a net liability of $3.7 million. This amount is included in accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are recognized in earnings. Within the next twelve months, the Company expects to record a charge to earnings of approximately $2.8 million of the current balance held in accumulated other comprehensive income/loss.

12. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the Company to cease amortizing goodwill that existed as of June 30, 2001, effective January 1, 2002.

Under SFAS No. 142, the Company will conduct an annual review of the goodwill balances for impairment and determine whether any adjustments to the carrying value of goodwill are required. The Company's other assets on the accompanying consolidated balance sheets at June 30, 2002 and December 31, 2001 include $16.7 million (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of PRI in 1997. The Company recognized approximately $0.1 million and $0.2 million of goodwill amortization expense for the three and six-month periods ended June 30, 2001, respectively.

The Company has completed the first step of the goodwill transitional impairment test including a comparison of the fair values of all reporting units to their carrying values as required under SFAS No. 142 and has concluded that goodwill is not impaired at January 1, 2002.

Goodwill amortization recorded in 2001 is as follows:
(In thousands, except per share data)

                                                            Three Months Ended                         Six Months Ended
                                                     ------------------------------            ------------------------------
                                                      June 30,             June 30,             June 30,            June 30,
                                                        2002                 2001                 2002                2001
                                                     ---------            ---------            ---------            ---------
Income before extraordinary loss                     $   4,442            $   3,906            $   8,246            $   8,999
  Impact of goodwill amortization                           --                  106                   --                  212
                                                     ---------            ---------            ---------            ---------
Adjusted income before extraordinary loss            $   4,442            $   4,012            $   8,246            $   9,211
                                                     =========            =========            =========            =========

Net income                                           $   4,442            $   3,906            $   8,169            $   8,999
  Impact of goodwill amortization                           --                  106                   --                  212
                                                     ---------            ---------            ---------            ---------
Adjusted net income                                  $   4,442            $   4,012            $   8,169            $   9,211
                                                     =========            =========            =========            =========

Basic earnings per share                             $    0.27            $    0.29            $    0.51            $    0.66
  Impact of goodwill amortization                           --                 0.01                   --                 0.02
                                                     ---------            ---------            ---------            ---------
Adjusted basic earnings per share                    $    0.27            $    0.30            $    0.51            $    0.68
                                                     =========            =========            =========            =========

Diluted earnings per share                           $    0.27            $    0.29            $    0.51            $    0.66
  Impact of goodwill amortization                           --                 0.01                   --                 0.02
                                                     ---------            ---------            ---------            ---------
Adjusted diluted earnings per share                  $    0.27            $    0.30            $    0.51            $    0.68
                                                     =========            =========            =========            =========


On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business as previously defined in APB
30. This Statement requires that operations that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of income for all periods presented and properties intended to be sold are to be designated as "Held for Sale" on the balance sheet.

13. SUBSEQUENT EVENTS

         In July 2002, the Company sold Mandarin Corners shopping center in Jacksonville, FL for $16.3 million. The Company expects to record a gain on the sale of approximately $4.0 million. This property was classified as an asset held for use at June 30, 2002 because contingencies existed that were beyond the Company's control that would have prevented the sale. These contingencies were resolved subsequent to June 30, 2002.

         On August 13, 2002 the Company filed a shelf registration statement with the Securities and Exchange Commission that will permit it, from time to time, to offer and sell various types of securities, including shares of beneficial interest, preferred shares of beneficial interest, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $300 million.

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

OVERVIEW
As of June 30, 2002, the Company owned interests in 23 shopping centers containing an aggregate of approximately 12.1 million square feet, 19 multifamily properties containing 7,242 units and four industrial properties with an aggregate of approximately 0.3 million square feet. The Company also owned interests in three shopping centers currently under development, which are expected to contain an aggregate of approximately 1.0 million square feet upon completion.

As of June 30, 2002, the Company also provided management, leasing and development services to 19 additional retail properties containing approximately
7.4 million square feet, six office buildings containing approximately 1.1 million square feet and two additional multifamily properties with 137 units for affiliated and third-party owners.

The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). During the second quarter of 2002, the Company continued its growth by acquiring Beaver Valley Mall, increasing its investment in Willow Grove Park, continuing its development of three retail properties in its development pipeline, and increasing its second quarter 2002 same store net operating income by 6.2% and 2.1% in the retail and multifamily sectors, respectively over the corresponding period of 2001.

The Company's net income increased by $0.5 million to $4.4 million for the quarter ended June 30, 2002 as compared to $3.9 million for the quarter ended June 30, 2001. The increase was primarily due to increased operating income from properties placed in service and acquired in 2002.

As of June 30, 2002, the Company had investments in 15 partnerships and joint ventures (the "Joint Ventures"). The purpose of the Joint Ventures is to own and operate real estate. It is a common practice in the real estate industry to invest in real estate in this manner. Of the 15 Joint Venture properties, the Company manages four of the properties and other parties, including several of the Company's Joint Venture partners, manage the remaining 11 properties. None of the Company's Joint Venture partners are affiliates of the Company. The Company holds a non-controlling interest in the Joint Ventures, and accounts for the Joint Ventures using the equity method of accounting. Under this accounting method, the Company does not consolidate the Joint Ventures. Instead, the Company records the earnings from the Joint Ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures". Changes in the Company's investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity". For further information regarding the Company's Joint Ventures, see
Note 4 to the Unaudited Consolidated Financial Statements.

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

CREDIT FACILITY
The Company's operating partnership has a $250 million credit facility (the "Credit Facility") consisting of a $175 million revolving credit facility (the "Revolving Facility") and a $75 million construction facility (the "Construction Facility") with a group of banks. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of eleven properties and have been guaranteed by the Company.

The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 130 to 180 basis points, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility. At June 30, 2002, the margin was set at 165 basis points.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of earnings before interest, taxes, depreciation and amortization ("EBITDA") to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.40:1 and 1.75:1, respectively, at June 30, 2002; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of June 30, 2002, the Company was in compliance with all debt covenants.

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

At June 30, 2002 the Company had outstanding borrowings of $118.5 million under its Revolving Facility and had pledged $1.2 million under the Revolving Facility as collateral for several letters of credit. Of the unused portion of the Revolving Facility of approximately $55.3 million, as of June 30, 2002, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $34.4 million based on the June 30, 2002 property collateral pool. As noted, one of the additional means of increasing the Company's borrowing capacity via the Revolving Facility is the addition of unencumbered acquisition and/or development properties to the collateral pool. In the second quarter of 2002, Paxton Towne Centre was added to the collateral pool. In the future, the Company may place additional projects into the collateral pool to provide additional borrowing capacity, as necessary. The Company believes that the anticipated placement of properties into the collateral pool will allow for sufficient availability of borrowing capacity to fund the development pipeline commitments as well as long-term liquidity needs.

On August 13, 2002 the Company filed a shelf registration statement with the Securities and Exchange Commission that will permit it, from time to time, to offer and sell various types of securities, including shares of beneficial interest, preferred shares of beneficial interest, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $300 million.

Refinancing
In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum.

Commitments
At June 30, 2002, the Company had approximately $31.1 million committed to complete current construction in progress, development and redevelopment projects, which is expected to be financed through the Revolving Facility or through short-term construction loans. In connection with certain construction in progress and development properties, including those development properties acquired as part of the Company's 1997 acquisition of TRO, the Company may be required to issue additional units of limited partner interest in PREIT Associates, L.P. ("the Operating Partnership") upon the achievement of certain financial targets.

Cash Flows
During the six months ended June 30, 2002, the Company generated $14.5 million in cash flows from operating activities. Financing activities generated cash of $7.9 million including: (i) $12.8 million of proceeds from a mortgage loan, (ii) net borrowings of $20.0 million under the Revolving Facility and (iii) $5.2 million of net proceeds from shares of beneficial interest issued, offset by (i) $16.4 million of distributions to shareholders, (ii) $4.0 million and $6.1 million of repayments on a construction loan and a mortgage payable, respectively, (iii) $2.5 million of principal payments on mortgage notes, (iv) $1.0 million of net distributions to Operating Partnership unit holders and minority partners and (v) $0.1 million payment of deferred financing costs. Investing activities used cash of $23.9 million including: (i) $18.6 million of investments in wholly-owned real estate assets, (ii) $6.0 million of investments in construction in progress and (iii) $1.6 million of investments in partnerships and joint ventures; offset by cash distributions from partnerships and joint ventures in excess of equity in income of $2.2 million.

Contingent Liabilities
The Company along with certain of its joint venture partners has guaranteed debt totaling $5.6 million. This debt matures in December 2003.

Interest Rate Protection
In order to limit exposure to variable interest rates, the Company has entered into derivative instruments as follows (also refer to Note 12 of the Unaudited Consolidated Financial Statements):

                                          Fixed Interest Rate
Hedge Type              Notional Value    vs. 30-day LIBOR      Maturity Date
-----------             --------------    ----------------      -------------
1.) Swap - Cash Flow    $20.0 million     6.02%                   12/15/03
2.) Swap - Cash Flow    $55.0 million     6.00%                   12/15/03

The Company accounts for its derivative instruments under the guidance of SFAS No. 133. Under SFAS No. 133, the Company records the change in the fair market value of its derivative instruments as a change to other comprehensive income/loss. The notional amounts of the derivative instruments provide an indication of the Company's involvement in these interests at June 30, 2002, but do not represent the Company's exposure to credit, interest rate or market risks. Therefore, the notional amounts of the Company's derivative instruments are not included on the Company's consolidated balance sheets.

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

Acquisitions
In 2000, the Company entered into an agreement giving it a partnership interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, Pennsylvania. Under the agreement, the Company is responsible for the expansion of the property to include a new Macy's store and decked parking. The total cost of the expansion was $16.6 million, including $2.3 million that was funded in July 2002. In June 2002, the Company contributed the expansion asset to the partnership. As a result of this contribution, the Company increased its capital interest in the partnership that owns Willow Grove Park to 30% and its management interest in the partnership to 50% retroactive to November 2001, and became the managing general partner of the partnership.

In 2002, the Company purchased Beaver Valley Mall located in Monaca, Pennsylvania for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. Also in 2002, the Company exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

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

RELATED PARTY TRANSACTIONS
The Company provides management, leasing and development services for partnerships and other ventures in which certain officers and trustees of the Company have either direct or indirect ownership interests, including Ronald Rubin, the Company's

Chairman and Chief Executive Officer and Edward A. Glickman, the Company's Chief Financial Officer. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates.

The Company has no material off-balance sheet transactions other than the Joint Ventures described in Note 4 of the Unaudited Consolidated Financial Statements and the Overview above, and those discussed in the Interest Rate Protection section, above. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

The Company leases its corporate home office space from an affiliate of certain officers of the Company. The lease terms were established at market rates at the commencement of the lease.

PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

In connection with the Company's acquisition of TRO in 1997, the Operating Partnership agreed to issue up to 800,000 limited partnership units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through June 30, 2002, 665,000 contingent Operating Partnership units had been earned. The remaining 135,000 units may be earned in 2002. The recipients of the contingent Operating Partnership units include officers of the Company, including Ronald Rubin, the Company's Chairman and Chief Executive Officer, who were shareholders of TRO at the time of the TRO acquisition.

SIGNIFICANT ACCOUNTING POLICIES
The Company believes that the most critical accounting policies include revenue recognition and asset impairment.

Revenue Recognition
The Company derives over 90% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. In the first six months of 2002, non-cash straight line rent income was $0.4 million. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Expense reimbursement payments are generally made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. In the six months of 2002, the Company accrued $0.2 million of income because reimbursable expense levels were greater than amounts billed. These increases/ decreases are non-cash changes to rental income. Shortly after the end of each year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year.

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

Evaluation of Asset Impairment
The Company periodically evaluates its real estate and other long-term assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of the properties. Future events could cause the Company to conclude that impairment indicators exist and that a property's value is impaired. Any resulting impairment loss would be measured by comparing the individual property's fair value to its carrying value and reflected in the Company's consolidated financial statements.

RESULTS OF OPERATIONS
Quarter Ended June 30, 2002 compared with Quarter Ended June 30, 2001

Net income increased by $0.5 million to $4.4 million ($0.27 per share) for the quarter ended June 30, 2002 as compared to $3.9 million ($0.29 per share) for the quarter ended June 30, 2001. This increase was primarily due to properties placed in service or acquired in 2002.

Revenues increased by $3.8 million or 14% to $31.3 million in the quarter ended June 30, 2002 from $27.5 million for the quarter ended June 30, 2001. Gross revenues from real estate increased by $3.7 million to $28.8 million for the quarter ended June 30, 2002 from $25.1 million for the quarter ended June 30, 2001. This increase in gross revenues resulted from a $3.0 million increase in base rents and a $1.0 million increase in expense reimbursements, partially offset by a $0.3 million decrease in lease termination fees Base rents increased due to a $2.9 million increase in retail rents, resulting from the purchase of Beaver Valley Mall ($2.0 million), two properties under development in 2001 now placed in service ($0.5 million), and higher rents due to new and renewal leases at higher rates in 2002. Base rents also increased due to a $0.1 million increase in multifamily rents, resulting primarily from rental rate increases. Expense reimbursements increased due to an increase in reimbursable property operating expenses. Management company revenue decreased by $0.1 million to $2.2 million for the quarter ended June 30, 2002 from $2.3 million for the quarter ended June 30, 2001. Interest and other income increased by $0.3 million due to increased interest on advances to Joint Ventures.

Property operating expenses increased by $1.0 million to $9.1 million for the second quarter of 2002 compared to $8.1 million for the second quarter of 2001. Payroll expense increased $0.2 million or 9% due to normal salary increases and increased benefit costs. Real estate and other taxes increased by $0.4 million due to slightly higher property tax rates. Other operating expenses increased by $0.6 million due to increased repairs and maintenance expenses. Property operating expenses were also generally higher in 2002 due to the acquisition of Beaver Valley Mall.

Depreciation and amortization expense increased by $1.2 million to $5.5 million for the quarter ended June 30, 2002 from $4.3 million for the quarter ended June 30, 2001 due to $0.4 million from the newly acquired Beaver Valley Mall, $0.3 million from two properties under development in 2001 now placed in service, and $0.5 million from property improvements.

General and administrative expenses increased by $0.5 million to $6.1 million for the quarter ended June 30, 2002 from $5.6 million for the quarter ended June 30, 2001. The primary reasons for the increase are a $0.4 million increase in payroll and benefits and a $0.1 million increase in development reserves.

Interest expense increased by $0.9 million to $7.6 million for the quarter ended June 30, 2002 as compared to $6.7 million for the quarter ended June 30, 2001. Mortgage interest increased by $0.4 million. Of this amount, $1.0 million was due to interest at Beaver Valley Mall, offset by a $0.6 million decrease due to the repayment of a $21 million construction note payable at Paxton Towne Centre. Bank loan interest expense increased by $0.5 million because of greater amounts outstanding in 2002 as compared to 2001.

Equity in income of partnerships and joint ventures increased by $0.5 million to $1.9 million in the quarter ended June 30, 2002 from $1.4 million in the quarter ended June 30, 2001. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

Minority interest in the operating partnership remained constant at $0.5 million in the quarters ended June 30, 2002 and 2001.

Gains on sales of interests in real estate were $0.3 million in the second quarter of 2001 resulting from the sale of land parcels at Commons at Magnolia and Paxton Towne Centre. No property sales occurred in the second quarter of 2002.

Six Month Period Ended June 30, 2002 and 2001

Net income decreased by $0.8 million to $8.2 million ($0.51 per share) for the six-month period ended June 30, 2002 as compared to $9.0 million ($0.66 per share) for the six-month period ended June 30, 2001. This decrease was primarily because the Company had a gain on the sale of real estate interests in the first quarter of 2001 of $2.1 million ($0.15 per share) and no comparable gains in the first quarter of 2002, partially offset by increased net operating income from properties placed in service or acquired in 2002.

Revenues increased by $4.7 million or 9% to $59.2 million in the quarter ended June 30, 2002 from $54.5 million for the six-month period ended June 30, 2001. Gross revenues from real estate increased by $4.7 million to $54.5 million for the six-month period ended June 30, 2002 from $49.8 million for the six-month period ended June 30, 2001. This increase in gross revenues resulted from a $4.1 million increase in base rents and a $0.9 million increase in expense reimbursements, partially offset by a $0.3 million decrease in lease termination fees. Base rents increased due to a $3.7 million increase in retail rents, resulting from the acquisition of Beaver Valley Mall ($2.0 million) and two properties under development in 2001 now placed in service ($1.1 million), and higher rents due to new and renewal leases at higher rates in 2002. Base rents also increased due to a $0.4 million increase in multifamily rents, resulting primarily from rental rate increases. Expense reimbursements increased due to an increase in reimbursable property operating expenses. Management company revenue decreased by $0.1 million. Interest and other income increased by $0.1 million due to increased interest on notes receivable from Joint Ventures.

Property operating expenses increased by $1.0 million to $17.4 million for the second quarter of 2002 compared to $16.4 million for the second quarter of 2001. Payroll expense increased $0.3 million or 9% due to normal salary increases and increased benefit costs. Real estate and other taxes increased by $0.4 million due to slightly higher property tax rates. Utilities decreased by $0.2 million. Other operating expenses increased by $0.5 million or 7% due to increased repairs and maintenance expenses. Property operating expenses were also generally higher due to the acquisition of Beaver Valley Mall.

Depreciation and amortization expense increased by $1.8 million to $10.4 million for the six-month period ended June 30, 2002 from $8.6 million for the six-month period ended June 30, 2001 due to $0.4 million from the acquisition of Beaver Valley Mall and $0.6 million from two properties under development in 2001 now placed in service, and $0.8 million from property improvements.

General and administrative expenses increased by $1.3 million to $12.1 million for the six-month period ended June 30, 2002 from $10.8 million for the six-month period ended June 30, 2001. The primary reasons for the increase are a $0.6 million increase in payroll and benefits, a $0.3 million increase in development reserves, a $0.2 million increase in corporate meeting and marketing costs, a $0.1 million increase in professional fees, as well as minor increases in several other expense categories totaling $0.1 million in the aggregate.

Interest expense increased by $0.2 million to $13.5 million for the six-month period ended June 30, 2002 as compared to $13.3 million for the six-month period ended June 30, 2001. Mortgage interest decreased by $0.3 million. Of this amount, $1.2 million was due to the repayment of a $21 million construction note payable at Paxton Towne Centre, as well as a $0.1 million due to expected amortization of mortgage balances, partially offset by $0.9 million of interest related to the Beaver Valley Mall mortgage. Bank loan interest expense increased by $0.5 million because of greater amounts outstanding in 2002 as compared to 2001.

Equity in income of partnerships and joint ventures increased by $0.7 million to $3.5 million in the quarter ended June 30, 2002 from $2.8 million in the quarter ended June 30, 2001. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

Minority interest in the operating partnership decreased $0.3 million to $0.9 million in the quarter ended June 30, 2002 from $1.2 million in the quarter ended June 30, 2001 primarily due to the change in net income.

Gains on sales of interests in real estate were $2.1 million in the first six months of 2001 resulting from the sale of the Company's interest in Ingleside Center in Thorndale, Pennsylvania and land parcels at Commons at Magnolia and Paxton Towne Centre. No property sales occurred in the first six months of 2002.

SAME STORE PROPERTIES
Retail sector operating income for the quarter ended June 30, 2002 for the properties owned since January 1, 2001 (the "Same Store Properties"), excluding the impact of lease terminations, increased by $0.7 million and $1.2 million or 6.2% and 5.2%, respectively over the three and six-month periods ended June 30, 2001. This increase resulted from new and renewal leases at higher rates, higher occupancy and higher percentage rents in 2002 as compared to 2001. Multifamily sector same store growth was $0.2 million and $0.5 million or 2.1% and 2.8%, respectively for the three and six-month periods ended June 30, 2002. This was due to net revenue increases and expense decreases of $0.2 million, for the three-month period ended June 30, 2002, and revenue increases of $0.3 million and expense decreases of $0.2 million for the six-month period ended June 30, 2002.

Set forth below is a schedule comparing the net operating income (excluding the impact of retail lease termination fees) for the Same Store Properties for the three and six-month periods ended June 30, 2002, as compared to the three and six-month periods ended June 30, 2001.

In thousands                                        Three Months Ended                       Six Months Ended
                                             ---------------------------------       ---------------------------------
                                             June 30, 2002       June 30, 2001       June 30, 2002       June 30, 2001
                                             -------------       -------------       -------------       -------------
     Retail Sector:
       Revenues                               $ 16,584             $ 15,712             $ 35,015             $ 33,391
       Property operating expenses              (4,497)              (4,334)             (10,012)              (9,616)
                                              --------             --------             --------             --------
       Net operating income                   $ 12,087             $ 11,378             $ 25,003             $ 23,775
                                              ========             ========             ========             ========

     Multifamily Sector:
       Revenues                               $ 14,153             $ 14,025             $ 28,236             $ 27,975
       Property operating expenses              (5,852)              (5,897)             (11,471)             (11,668)
                                              --------             --------             --------             --------
       Net operating income                   $  8,301             $  8,128             $ 16,765             $ 16,307
                                              ========             ========             ========             ========

FUNDS FROM OPERATIONS
Funds from operations ("FFO") is defined as income before gains or losses on property sales and extraordinary items (computed in accordance with generally accepted accounting principles "GAAP") plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs.

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available to fund the Company's cash needs, including its ability to pay dividends.

FFO increased 21% to $12.7 million for the quarter ended June 30, 2002, as compared to $10.5 million in the first quarter of 2001. The increase was primarily due to newly acquired/placed in service properties in 2002.

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

INFLATION/DEFLATION
Inflation/deflation can have many effects on the financial performance of the Company. Shopping center leases often provide for the payment of rents based on a percentage of sales, which may increase with inflation and decrease with deflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on the Company. Apartment leases are normally for a one-year term, which may allow the Company to seek increased rents as leases are renewed or when new tenants are obtained.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 8 to the Unaudited financial statements for the quarter ended June 30, 2002 included elsewhere in this report for a description of certain litigation pending against the Department of Transportation and its Secretary with respect to the Christiana Phase II project.


Item 4.  Submission of Matters to a Vote of Security Holders

         The 2002 Annual Meeting of Holders of Certificates of Beneficial Interest of PREIT was held on May 9, 2002. At such meeting, Messrs. Lee H. Javitch and Jonathan B. Weller were reelected to PREIT's Board of Trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2005 and until their respective successors are elected and qualified. In such election 13,835,140 votes were cast for Mr. Javitch and 13,718,492 votes were cast for Mr. Weller. Under PREIT's Trust Agreement, votes cannot be cast against a candidate. Proxies filed at the 2002 Annual Meeting by holders of 200,911 shares withheld authority to vote for Mr. Javitch and those filed by the holders of 317,560 shares withheld authority to vote for Mr. Weller.

         Also at such meeting, PREIT's shareholders voted to approve certain terms of the Pennsylvania Real Estate Investment Trust 2002-2004 Long-Term Incentive Plan (13,166,765 votes for, 690,943 votes against and 178,330 abstentions).

Item 5.  Other Information

         PREIT issued a press release on August 8, 2002 containing financial information for the quarter ended June 30, 2002.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             Current Report on Form 8-K dated April 4, 2002, filed on April 11, 2002 and amended on April 30, 2002.

             Current Report on Form 8-K dated June 28, 2002 and filed on July 25, 2002.

             Current Report on Form 8-K dated July 16, 2002 and filed on July 19, 2002.

                             SIGNATURE OF REGISTRANT
                             -----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   PENNSYLVANIA REAL ESTATE INVESTMENT TRUST



                                   By   /s/   Ronald Rubin
                                        -----------------------------------
                                        Ronald Rubin
                                        Chief Executive Officer


                                   By   /s/   Edward A. Glickman
                                        -----------------------------------
                                        Edward A. Glickman
                                        Executive Vice President and
                                        Chief Financial Officer


                                   By   /s/   David J. Bryant
                                        -----------------------------------
                                        David J. Bryant
                                        Senior Vice President and Treasurer
                                        (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------


Exhibit
Number         Description
------         -----------

               None.