Form 10-Q
period 2002-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2002-11-14
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    September 30, 2002
                               ------------------------

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

Shares of beneficial interest outstanding at November 4, 2002: 16,605,003
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                                    CONTENTS
                                    --------



                                                                          Page
                                                                          ----

Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--September 30, 2002
         and December 31, 2001                                              1-2

   Consolidated Statements of Income--Three and Nine Months
      Ended September 30, 2002 and September 30, 2001                       3-4

   Consolidated Statements of Cash Flows--Nine Months
      Ended September 30, 2002 and September 30, 2001                         5

   Notes to Unaudited Consolidated Financial Statements                    6-15

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 16-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk           23

Item 4. Controls and Procedures
                                                                             23
Part II.  Other Information                                                  24

Item 1.    Legal Proceedings                                                 24

Item 2.    Not Applicable                                                     -

Item 3.    Not Applicable                                                     -

Item 4.    Not Applicable                                                     -

Item 5.    Other Information                                                 24

Item 6.    Exhibits and Reports on Form 8-K                                  24

Signatures                                                                   25

Certifications                                                            26-27

Exhibit Index                                                                28

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements
         --------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     ---------------------------------------

                                     ASSETS
                                     ------

                                 (In thousands)

                                                                                September 30, 2002          December 31, 2001
                                                                                ------------------          -----------------
INVESTMENTS IN REAL ESTATE, at cost:
   Retail properties                                                              $ 416,972                   $ 347,269
   Multifamily properties                                                           258,060                     254,138
   Industrial properties                                                              2,504                       2,504
   Construction in progress                                                          20,369                      46,549
                                                                                  ---------                   ---------
      Total investments in real estate                                              697,905                     650,460

   Less accumulated depreciation                                                   (122,830)                   (112,424)
                                                                                  ---------                   ---------
                                                                                    575,075                     538,036
INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
   AND JOINT VENTURES, at equity                                                     26,492                      13,680
                                                                                  ---------                   ---------


                                                                                    601,567                     551,716
OTHER ASSETS:
   Cash and cash equivalents                                                         10,155                      10,258
   Rents and sundry receivables (net of allowance for doubtful accounts of            9,116                      10,293
     $1,157 and $727, respectively)
   Deferred costs and other assets, net                                              44,852                      30,361
                                                                                  ---------                   ---------
                                                                                  $ 665,690                   $ 602,628
                                                                                  =========                   =========

                                     - 1 -
                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)
               ---------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                 (In thousands)




                                                                    September 30, 2002          December 31, 2001
                                                                    ------------------          -----------------
LIABILITIES:
   Mortgage notes payable                                             $ 301,994                     $ 257,873
   Bank loan payable                                                    120,500                        98,500
   Construction loan payable                                               --                           4,000
   Tenants' deposits and deferred rents                                   3,397                         3,908
   Accrued expenses and other liabilities                                20,897                        21,294
                                                                      ---------                     ---------
   Total liabilities                                                    446,788                       385,575
                                                                      ---------                     ---------


MINORITY INTEREST                                                        31,882                        36,768
                                                                      ---------                     ---------


COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
Shares of beneficial interest, $1 par; 100,000 authorized;
     issued and outstanding 16,603 shares
     at September 30, 2002 and 15,876 shares at
      December 31, 2001                                                  16,603                        15,876
Capital contributed in excess of par                                    214,544                       198,398
Deferred compensation                                                    (3,148)                       (1,386)
Accumulated other comprehensive loss                                     (3,487)                       (3,520)
Distributions in excess of net income                                   (37,492)                      (29,083)
                                                                      ---------                     ---------
   Total shareholders' equity                                           187,020                       180,285
                                                                      ---------                     ---------
                                                                      $ 665,690                     $ 602,628
                                                                      =========                     =========



        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  ---------------------------------------------


                                                                                         (In thousands)
                                                                     Three Months Ended                  Nine Months Ended
                                                              ---------------------------------------------------------------------
                                                               September 30,    September 30,     September 30,    September 30,
                                                                   2002              2001             2002              2001
                                                              ---------------------------------------------------------------------
REVENUE:
   Real estate revenues:
     Base rent                                                   $ 23,931         $ 20,842           $ 68,797         $ 61,760
     Percentage rent                                                  334              211                922              758
     Expense reimbursements                                         3,380            2,368              9,230            7,328
     Lease termination revenue                                        426              110              1,072            1,084
     Other real estate Revenues                                     1,019              964              2,655            2,644
                                                                 --------         --------           --------         --------
   Total real estate revenues                                      29,090           24,495             82,676           73,574
       Management company revenue                                   2,443            2,545              6,769            7,010
       Interest and other income                                      144              102                519              355
                                                                 --------         --------           --------         --------
    Total revenues                                                 31,677           27,142             89,964           80,939
                                                                 --------         --------           --------         --------

EXPENSES:
   Property operating expenses:
     Property payroll and benefits                                  2,008            1,813              5,792            5,284
     Real estate and other taxes                                    2,352            1,933              6,503            5,639
     Utilities                                                      1,041              937              3,051            3,161
     Other operating expenses                                       4,344            3,415             11,634           10,256
                                                                 --------         --------           --------         --------
   Total property operating expenses                                9,745            8,098             26,980           24,340
   Depreciation and amortization                                    5,376            4,353             15,539           12,796
   General and administrative expenses:
     Corporate payroll and benefits                                 3,696            3,240             10,742            9,644
     Other general and administrative expenses                      2,516            2,360              7,596            6,801
                                                                 --------         --------           --------         --------
   Total general and administrative expenses                        6,212            5,600             18,338           16,445
    Interest expense                                                7,156            5,804             20,283           18,808
                                                                 --------         --------           --------         --------
   Total expenses                                                  28,489           23,855             81,140           72,389
                                                                 --------         --------           --------         --------
                                                                    3,188            3,287              8,824            8,550
   Equity in income of partnerships and
          joint ventures                                            1,719            1,343              5,178            4,157
   Gains on sales of interests in real estate                          --               --                 --            2,107
                                                                 --------         --------           --------         --------
   Income before minority interest, discontinued
       operations and extraordinary loss                            4,907            4,630             14,002           14,814
    Minority interest in operating partnership                       (467)            (499)            (1,404)          (1,696)
                                                                 --------         --------           --------         --------
   Income from continuing operations                                4,440            4,131             12,598           13,118
   Income from discontinued operations                                 72               20                169               34
   Minority interest in discontinued operations                      (419)              (2)              (428)              (4)
   Gains on sales of interests in real estate                       4,085               --              4,085               --
                                                                 --------         --------           --------         --------
   Income before extraordinary loss                                 8,178            4,149             16,424           13,148
     Extraordinary loss                                                --               --                (77)              --
                                                                 --------         --------           --------         --------
   NET INCOME                                                    $  8,178         $  4,149           $ 16,347         $ 13,148
                                                                 ========         ========           ========         ========

                                     - 3 -

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)
            ---------------------------------------------------------




                                                                     Three Months Ended                  Nine Months Ended
                                                                    --------------------                -------------------
                                                               September 30,    September 30,     September 30,    September 30,
                                                                   2002              2001             2002              2001
                                                              ----------------  -------------    ---------------   -------------
   Basic earnings per share
      Income from continuing operations per share                $    0.27       $    0.27         $    0.78         $    0.92
      Income from discontinued operations per share                   0.23              --              0.24                --
      Extraordinary loss per share                                      --              --                --                --
                                                                 ---------       ---------         ---------         ---------
   Net income per share*                                         $    0.49       $    0.27         $    1.01         $    0.92
                                                                 =========       =========         =========         =========



   Diluted earnings per share
      Income from continuing operations per share                     0.27            0.27              0.77              0.92
      Income from discontinued operations per share                   0.22              --              0.23                --
      Extraordinary loss per share                                      --              --               --                 --
                                                                 ---------       ---------         ---------         ---------
   Net income per share                                          $    0.49       $    0.27         $    1.00         $    0.92
                                                                 =========       =========         =========         =========

* Discrepancy in net income per share is due to rounding.

        The accompanying notes are an integral part of these statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                               (In Thousands)
                                                                                              Nine Months Ended
                                                                                   ------------------------------------
                                                                                    September 30,        September 30,
                                                                                        2002                 2001
                                                                                   ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 16,347              $ 13,148
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation and amortization                                                    15,539                12,796
       Amortization of deferred financing costs                                            782                   961
       Provision for doubtful accounts                                                     486                    15
       Amortization of deferred compensation                                             1,423                   937
       Gains on sales of interests in real estate                                       (4,085)               (2,107)
       Loss on early extinguishment of debt                                                 77                    --
       Change in assets and liabilities-
         Net change in other assets                                                    (10,125)               (6,088)
         Net change in other liabilities                                                (2,221)                6,023
                                                                                      --------              --------
                  Net cash provided by operating activities                             18,223                25,685
                                                                                      --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in wholly-owned real estate                                             (18,181)               (6,209)
   Investments in construction in progress                                              (5,932)              (20,154)
   Investments in partnerships and joint ventures                                       (3,299)                 (935)
   Cash proceeds from sale of interest in partnership                                       --                 1,080
   Cash proceeds from sale of real estate                                                8,930                 1,808
   Net cash received from PREIT-RUBIN, Inc.                                                 --                 1,616
   Cash distributions from partnerships and joint ventures
       in excess of equity in income                                                     4,171                 7,561
                                                                                      --------              --------
                  Net cash used in investing activities                                (14,311)              (15,233)
                                                                                      --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal installments on mortgage notes payable                                     (3,641)               (3,337)
   Repayment of mortgage note payable                                                  (13,039)                   --
   Proceeds from mortgage note payable                                                  12,800                15,000
   Net (repayment) of construction loan payable                                         (4,000)              (20,648)
   Net borrowing (repayment) of credit facility                                         22,000               (22,300)
   Shares of beneficial interest issued                                                  8,440                45,201
   Payment of deferred financing costs                                                    (139)                 (421)
   Distributions paid to shareholders                                                  (24,756)              (21,812)
   Distributions paid to OP Unit holders and minority partners
        in excess of minority interest                                                  (1,680)               (1,175)
                                                                                      --------              --------
              Net cash used in financing activities                                     (4,015)               (9,492)
                                                                                      --------              --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (103)                  960

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          10,258                 6,091
                                                                                      --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 10,155              $  7,051
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

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                      ------------------------------------


1. BASIS OF PRESENTATION:
   ----------------------

Pennsylvania Real Estate Investment Trust ("PREIT" or the "Company") prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT's latest annual report on Form 10-K. In management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

PREIT is organized as a Pennsylvania business trust and is a fully integrated self-administered and self-managed real estate investment trust.

The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, and as of September 30, 2002, held a 90.5% interest in the Operating Partnership.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS:
   ---------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the Company to cease amortizing goodwill that existed as of September 30, 2001, effective January 1, 2002.

Under SFAS No. 142, the Company will conduct an annual review of the goodwill balances for impairment and determine whether any adjustments to the carrying value of goodwill are required. The Company's other assets on the accompanying consolidated balance sheets at September 30, 2002 and December 31, 2001 include $16.7 million (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997. The Company recognized approximately $0.1 million and $0.3 million of goodwill amortization expense for the three and nine-month periods ended September 30, 2001, respectively.

The Company has completed the first step of the goodwill transitional impairment test, including a comparison of the fair values of all reporting units to their carrying values as required under SFAS No. 142, and has concluded that goodwill was not impaired at January 1, 2002.

The impact of goodwill amortization recorded in 2001 is as follows:

Thousands of dollars, except per share data

                                                                     Three Months Ended                  Nine Months Ended
                                                                     ------------------                  -----------------
                                                               September 30,      September 30,    September 30,     September 30,
                                                                    2002              2001              2002             2001
                                                                    ----              ----              ----             ----
  Income before extraordinary loss                                $ 8,178           $ 4,149          $ 16,424          $ 13,148
    Impact of goodwill amortization                                   --                106                --               318
                                                                  -------           -------          --------          --------
  Adjusted income before extraordinary loss                       $ 8,178           $ 4,255          $ 16,424          $ 13,466
                                                                  =======           =======          ========          ========
  Net income                                                      $ 8,178           $ 4,149          $ 16,347          $ 13,148
    Impact of goodwill amortization                                    --               106                --               318
                                                                  -------           -------          --------          --------
  Adjusted net income                                             $ 8,178           $ 4,255          $ 16,347          $ 13,466
                                                                  =======           =======          ========          ========
  Basic earnings per share                                        $  0.49           $  0.27          $   1.01          $   0.92
    Impact of goodwill amortization                                    --              0.01                --              0.02
                                                                  -------           -------          --------          --------
  Adjusted basic earnings per share                               $  0.49           $  0.28          $   1.01          $   0.94
                                                                  =======           =======          ========          ========
  Diluted earnings per share                                      $  0.49           $  0.27              1.00              0.92
    Impact of goodwill amortization                                    --              0.01                --              0.02
                                                                  -------           -------          --------          --------
  Adjusted diluted earnings per share                             $  0.49           $  0.28          $   1.00          $   0.94
                                                                  =======           =======          ========          ========

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations, and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business as previously defined in APB
30. This Statement requires that operations that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of income for all periods presented and properties intended to be sold are to be designated as "Held for Sale" on the balance sheet.

3. REAL ESTATE ACTIVITIES:
   -----------------------

Acquisitions
In April 2002, the Company purchased Beaver Valley Mall located in Monaca, PA for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. The $10.0 million bank borrowing was subsequently repaid. Also in April 2002, the Company exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

Pro forma revenues, net income, basic net income per share and diluted net income per share for the three and nine-month periods ended September 30, 2002 and 2001, reflecting the purchase of Beaver Valley Mall as if the purchase took place on January 1, 2001, are as follows:

Thousands of dollars, except per share data

                                              Three Months Ended                      Nine Months Ended
                                              ------------------                      -----------------
                                      September 30,      September 30,     September 30,       September 30,
                                          2002              2001                2002                2001
                                          ----              ----                ----                ----
Revenues                               $  31,677          $  29,822           $  92,802           $  89,068
                                       =========          =========           =========           =========
Net income                              $  8,178          $   4,695           $  16,836           $  14,807
                                        ========          =========           =========           =========
Basic income per share                  $   0.49          $    0.31            $   1.04           $    1.04
                                        ========          =========            ========           =========
Diluted income per share                $   0.49          $    0.30            $   1.03           $    1.04
                                        ========          =========            ========           =========

In July 2002, the Company acquired the remaining 11% interest in Northeast Tower Center pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization. The purchase price for the acquisition consisted of 24,336.58 units of limited partnership interest in the Company's operating partnership, PREIT Associates, L.P.

In 2000, the Company entered into an agreement giving it a partnership interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, Pennsylvania. Under the agreement, the Company was responsible for the expansion of the property to include a new Macy's store and decked parking. The total cost of the expansion was $16.6 million. In June 2002, the Company contributed the expansion asset to the partnership. As a result of this contribution, the Company increased its capital interest in the partnership that owns Willow Grove Park to 30% and its management interest in the partnership to 50%, and became the managing general partner of the partnership.

Discontinued Operations
In July 2002, the Company sold Mandarin Corners shopping center located in Jacksonville, Florida for $16.3 million. The Company recorded a gain on the sale of approximately $4.1 million.

In accordance with the provisions of SFAS No. 144, the operating results of Mandarin Corners are included in discontinued operations for all periods presented. The following table summarizes revenue and expense information for Mandarin Corners:

Thousands of dollars

                                              Three Months Ended                      Nine Months Ended
                                              ------------------                      -----------------
                                       September 30,      September 30,      September 30,         September 30,
                                           2002               2001               2002                   2001
                                           ----               ----               ----                   ----
Real estate revenues                     $  115               $395              $1,001                $1,132

Expenses:
  Property operating expenses               (46)               107                 168                   303
  Depreciation and amortization              36                100                 285                   285
  Interest expense                           53                168                 379                   510
                                         ------               ----              ------                ------
     Total expenses                          43                375                 832                 1,098
                                         ------               ----              ------                ------
Income from discontinued operations
before net gain on sale of interests
in real estate and minority interest         72                 20                 169                    34

Net gain on sale of interests in
     real estate                          4,085                 --               4,085                    --

Minority interest                          (419)                (2)               (428)                   (4)
                                         ------               ----              ------                ------
Income from discontinued
    operations                           $3,738               $ 18              $3,826                $   30
                                         ======               ====              ======                ======



Development Activity
As of September 30, 2002, the Company has capitalized $9.8 million for development activities for properties under construction. Of this amount, $8.3 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with development activities such as legal fees, interest, surveys, civil engineering surveys, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $2.1 million at September 30, 2002, of which $0.7 million was refundable and $1.4 million was non-refundable.

Refinancing
In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum. In connection with the refinancing, unamortized deferred financing costs of $77,000 were written off and reflected as extraordinary loss in the consolidated statements of income.

4. MANAGEMENT COMPANIES:
   ---------------------

The Company's management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC ("Services") that manages properties wholly owned by the Company, and PREIT-RUBIN, Inc.

("PRI") that manages properties not wholly owned by the Company, including properties owned by joint ventures in which the Company participates. Services and PRI are consolidated. Services does not charge management, leasing or development fees to the properties it manages because such costs would be eliminated in consolidation. PRI is a taxable REIT subsidiary as defined by federal tax laws. PRI is capable of offering a broad menu of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

PRI provides management, leasing and development services for partnerships and other ventures in which certain officers and trustees of PREIT and certain officers and directors of PRI have either direct or indirect ownership interests. The Company believes that the terms of the agreements pursuant to which PRI performs these services are no less favorable to PRI and PREIT than their agreements with non-affiliates. Total revenues earned by PRI for such services were $0.7 million and $0.8 million in the three-month periods ended September 30, 2002 and 2001 and $2.3 million and $2.0 million in the nine-month periods ended September 30, 2002 and 2001.

5. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:
   -----------------------------------------------

The following table presents summarized financial information as to PREIT's equity in the assets and liabilities of 15 partnerships and joint ventures at September 30, 2002 (including one property with development activity) and at December 31, 2001, and PREIT's equity in income for the three and nine-month periods ended September 30, 2002 and 2001:

Thousands of dollars

                                                                             September 30, 2002     December 31, 2001
                                                                             ------------------     -----------------
ASSETS
------

Investments in real estate, at cost:
   Retail properties                                                              $ 459,583              $ 430,368
   Multifamily properties                                                            58,129                 57,281
   Construction in progress                                                           1,506                  5,986
                                                                                  ---------              ---------
           Total investments in real estate                                         519,218                493,635
Less accumulated depreciation                                                       (98,341)               (86,356)
                                                                                  ---------              ---------
                                                                                    420,877                407,279
Cash and cash equivalents                                                             7,799                  4,390

Deferred costs, prepaid real estate taxes and expenses and other assets, net         34,560                 51,666
                                                                                  ---------              ---------
           Total assets                                                             463,236                463,335
                                                                                  ---------              ---------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage notes payable                                                              402,305                401,193
Other liabilities                                                                    15,188                 18,036
                                                                                  ---------              ---------
           Total liabilities                                                        417,493                419,229
                                                                                  ---------              ---------
Net equity                                                                           45,743                 44,106
Less: Partners' share                                                               (19,670)               (30,576)
                                                                                  ---------              ---------
Investment in partnerships and joint ventures                                        26,073                 13,530
Advances                                                                                419                    150
                                                                                  ---------              ---------

Investment in and advances to partnerships and joint ventures                     $  26,492              $  13,680
                                                                                  =========              =========

               EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES
               ---------------------------------------------------
Thousands of dollars

                                                           Three Months Ended                       Nine Months Ended
                                                           ------------------                       -----------------
                                                    September 30,         September 30,      September 30,          September 30,
                                                        2002                   2001               2002                   2001
                                                        ----                   ----               ----                   ----
Gross revenues from real estate                      $ 24,269               $ 22,651           $ 72,333               $ 67,796
                                                     --------               --------           --------               --------
Expenses:
      Property operating expenses                       8,496                  8,190             24,933                 24,226
      Mortgage and bank loan interest                   7,906                  7,652             23,722                 22,342
      Refinancing prepayment penalty                       --                     --                 --                    510
      Depreciation and amortization                     4,541                  4,273             13,324                 12,866
                                                     --------               --------           --------               --------
          Total expenses                               20,943                 20,115             61,979                 59,944
                                                     --------               --------           --------               --------
Net income before partners' share                       3,326                  2,536             10,354                  7,852
Other partners' share                                  (1,607)                (1,193)            (5,176)                (3,695)
                                                     --------               --------           --------               --------
       Equity in income of partnerships and
       joint ventures                                $  1,719               $  1,343           $  5,178               $  4,157
                                                     ========               ========           ========               ========

6. EARNINGS PER SHARE:
   -------------------

Basic Earnings Per Share is based on the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share is based on the weighted average number of shares outstanding during the period, adjusted to give effect to common share equivalents. A reconciliation between Basic and Diluted Earnings Per Share is shown below:



                                                                Three Months Ended                    Nine Months Ended
                                                                ------------------                    -----------------
                                                          September 30,       September 30,      September 30,      September 30,
                                                              2002               2001                2002               2001
                                                              ----               ----                ----               ----
    Weighted average shares outstanding                      16,566             15,391              16,239             14,257
    Effect of share options issued                               60                 28                  44                 27
                                                             ------             ------              ------             ------
  Total weighted average shares outstanding                  16,626             15,419              16,283             14,284
                                                             ======             ======              ======             ======

7. DISTRIBUTIONS:
   --------------

The per-share amount declared for distribution as of the date of this report and the per-share amount declared for distribution in the comparable period of the prior year are as follows:


                                                                                       Amount
             Date Declared                 Record Date            Payment Date        per Share
             -------------                 -----------            ------------        ---------
            October 18, 2001           November 30, 2001        December 17, 2001        $0.51

            October 30, 2002           November 29, 2002        December 16, 2002        $0.51

8. CASH FLOW INFORMATION:
   ----------------------

Cash paid for interest was $20.6 million (net of capitalized interest of $1.1 million) and $17.8 million (net of capitalized interest of $2.3 million), respectively for the nine months ended September 30, 2002 and 2001.

Significant non-cash transactions

In the first nine months of 2002 and 2001, the Company issued units of limited partnership interest ("OP Units") in PREIT Associates, L.P., the Company's operating partnership (the "Operating Partnership") valued at $4.5 million and $3.2 million, respectively in connection with the earnout provisions in the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization (see Note 9) and, in 2002, to increase the Company's ownership interest in Northeast Tower Center in Philadelphia, Pennsylvania acquired pursuant to the Contribution Agreement (see Note 9).

In the first nine months of 2001, the Company issued OP Units valued at $6.0 million in connection with the acquisition of land on which the Christiana Power Center (Phase I) is built.

9. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

Environmental matters exist at certain properties in which PREIT had an interest for which liabilities have previously been established. No additional material incremental cost is expected to be incurred on these properties.

As part of the acquisition of The Rubin Organization in 1997, PREIT entered into a contribution agreement (the "Contribution Agreement") which includes a provision for the Operating Partnership to issue up to 800,000 additional OP Units over the five-year period from October 1, 1997 to September 30, 2002 according to a formula based upon PREIT's adjusted funds from operations per share during the five-year period. The Contribution Agreement establishes "hurdle" and "target" levels for PREIT's adjusted funds from operations per share during specified earn-out periods to determine whether, and to what extent, the contingent OP units will be issued. As of September 30, 2002, 665,000 of the 800,000 OP Units for the period covering October 1, 1997 to December 31, 2001 had been issued. The issuance of the 665,000 OP Units resulted in an additional purchase price of approximately $12.9 million. In connection with certain construction in progress and development properties, including those development properties acquired as part of the Company's 1997 acquisition of The Rubin Organization, the Company may be required to issue additional units of limited partner interest in PREIT Associates, L.P. ("the Operating Partnership") upon the achievement of certain financial targets. PREIT intends to account for the further issuance of contingent OP units as additional purchase price when such additional amounts are determinable.

At September 30, 2002, PREIT had commitments of approximately $21.9 million to complete current construction in progress, development and redevelopment projects.

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

11. SEGMENT INFORMATION:
    --------------------

PREIT has four reportable segments: (1) retail properties, (2) multifamily properties, (3) construction in progress and other, and (4) corporate. As of September 30, 2002, the retail segment included the operation and management of 22 regional and community shopping centers (12 wholly owned and 10 owned through joint ventures). The multifamily segment included the operation and management of 19 apartment communities (14 wholly owned and five owned through joint ventures). The development and other segment included the operation and management of three retail properties under development (all wholly owned) and four industrial properties (all wholly owned). The corporate segment is responsible for cash and investment management and other general support functions.

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


Thousands of dollars
                                                                      CIP                                   Adjustments
Three Months Ended                                                    and                                    to Equity    Total
September 30, 2002                      Retail     Multifamily       Other       Corporate       Total         Method  Consolidated
------------------                      ------     -----------       -----       ---------       -----         ------  ------------
Real estate operating revenues        $ 25,449      $ 14,418        $   83      $    --       $ 39,950      $ (10,860)     $ 29,090
Real estate operating expenses          (7,202)       (6,259)          (10)          --        (13,471)         3,726        (9,745)
                                      --------      --------       -------      -------       --------      ---------      --------
Net operating income                    18,247         8,159            73           --         26,479         (7,134)       19,345
                                      --------      --------       -------      -------       --------      ---------      --------
Management company revenues                 --            --            --        2,443          2,443             --         2,443
Interest income                             --            --            --          144            144             --           144
General and administrative expenses         --            --            --       (6,212)        (6,212)            --        (6,212)
                                      --------      --------       -------      -------       --------      ---------      --------
EBITDA                                  18,247         8,159            73       (3,625)        22,854         (7,134)       15,720
                                      --------      --------       -------      -------       --------      ---------      --------
Interest expense                        (7,075)       (3,525)           --           --        (10,600)         3,444        (7,156)
Depreciation and amortization           (5,022)       (2,312)          (13)          --         (7,347)         1,971        (5,376)
Equity in income of partnerships
  and joint ventures                        --            --            --           --             --          1,719         1,719
Minority interest in operating
   partnership                              --            --            --         (467)          (467)            --          (467)
Discontinued operations                  4,157            --            --         (419)         3,738             --         3,738
                                      --------      --------      --------      -------       --------      ---------      --------
Net income                            $ 10,307      $  2,322      $     60      $(4,511)      $  8,178      $      --      $  8,178
                                      ========      ========      ========      =======       ========      =========      ========
Investments in real estate, at cost   $614,625      $287,375      $ 24,422      $    --       $927,422      $(229,517)     $697,905
                                      ========      ========      ========      =======       ========      =========      ========
Total assets                          $586,179      $205,254      $ 23,511      $34,806       $849,750      $(184,060)     $665,690
                                      ========      ========      ========      =======       ========      =========      ========
Recurring capital expenditures        $     51      $    678      $     --      $    --       $    729      $    (149)     $    580
                                      ========      ========      ========      =======       ========      =========      ========

                                                                      CIP                                   Adjustments
Three Months Ended                                                    and                                    to Equity       Total
September 30, 2001                      Retail     Multifamily       Other       Corporate       Total         Method   Consolidated
------------------                      ------     -----------       -----       ---------       -----         ------   ------------
Real estate operating revenues        $ 18,997     $  14,216     $      83      $    --       $ 33,296      $  (8,801)     $ 24,495
Real estate operating expenses          (5,289)       (5,937)           (2)          --        (11,228)         3,130        (8,098)
                                      --------      --------       -------      -------       --------      ---------      --------
Net operating income                    13,708         8,279            81           --         22,068         (5,671)       16,397
                                      --------      --------       -------      -------       --------      ---------      --------
Management company revenues                 --            --            --        2,545          2,545             --         2,545
Interest income                             --            --            --          102            102             --           102
General and administrative expenses         --            --            --       (5,600)       (5,600)             --        (5,600)
                                      --------      --------       -------      -------       --------      ---------      --------
EBITDA                                  13,708         8,279            81       (2,953)        19,115         (5,671)       13,444
                                      --------      --------       -------      -------       --------      ---------      --------
Interest expense                        (5,049)       (3,446)           --           --         (8,495)         2,691        (5,804)
Depreciation and amortization           (3,660)       (2,317)          (13)          --         (5,990)         1,637        (4,353)
Equity in income of partnerships and
   joint ventures                           --            --            --           --             --          1,343         1,343
Minority interest in operating
   partnership                              --            --            --         (499)          (499)            --          (499)
Discontinued operations                     20            --            --           (2)            18             --            18
                                      --------      --------       -------      -------       --------      ---------      --------
Net income                            $  5,019      $  2,516       $    68      $(3,454)      $  4,149      $      --      $  4,149
                                      ========      ========       =======      ========      ========      =========      ========
Investments in real estate, at cost   $494,247      $281,132       $48,267      $    --       $823,646      $(185,033)     $638,613
                                      ========      ========       =======      =======       ========     ==========      ========
Total assets                          $466,810      $208,667       $46,315      $25,723       $747,515      $(152,181)     $595,334
                                      ========      ========       =======      =======       ========     ==========      ========
Recurring capital expenditures        $      6      $    964       $    --      $    --       $    970      $     (69)     $    901
                                      ========      ========       =======      =======       ========     ==========      ========

                                     - 13 -


Thousands of dollars
                                                                     CIP                                   Adjustments
Nine Months Ended                                                    and                                    to Equity      Total
September 30, 2002                      Retail    Multifamily       Other        Corporate       Total       Method    Consolidated
------------------                      ------    -----------       -----        ---------       -----       ------    ------------
Real estate operating revenues        $ 72,122      $ 42,654       $   246      $    --      $ 115,022      $ (32,346)     $ 82,676
Real estate operating expense          (20,222)      (17,730)          (20)          --        (37,972)        10,992       (26,980)
                                      --------      --------      --------     --------       --------      ---------      --------
Net operating income                    51,900        24,924           226           --         77,050        (21,354)       55,696
Management company revenues                 --            --            --        6,769          6,769             --         6,769
Interest income                             --            --            --          519            519             --           519
General and administrative expenses         --            --            --      (18,338)       (18,338)            --       (18,338)
                                      --------      --------      --------     --------       --------      ---------      --------
EBITDA                                  51,900        24,924           226      (11,050)        66,000        (21,354)       44,646
Interest expense                       (20,235)      (10,512)           --          104        (30,643)        10,360       (20,283)
Depreciation and amortization          (14,428)       (6,888)          (39)          --        (21,355)         5,816       (15,539)
Equity in income of partnerships and
  Joint ventures                            --            --            --           --             --          5,178         5,178
Minority interest in operating
  partnerships                              --            --           --        (1,404)        (1,404)            --        (1,404)
Discontinued operations                  4,254                                     (428)         3,826             --         3,826
Extraordinary loss                          --           (77)          --            --            (77)            --           (77)
                                      --------      --------      --------     --------       --------      ---------      --------
Net income                            $ 21,491      $  7,447       $   187     $(12,778)     $  16,347      $      --      $ 16,347
                                      ========      ========      ========     ========       ========      =========      ========
Investments in real estate, at cost   $614,625      $287,375       $24,422     $     --      $ 927,422      $(229,517)     $697,905
                                      ========      ========      ========     ========       ========      =========      ========
 Total assets                         $586,179      $205,254       $23,511     $ 34,806      $ 849,750      $(184,060)     $665,690
                                      ========      ========      ========     ========       ========      =========      ========
Recurring capital expenditures        $     93      $  2,174       $    --     $     --      $   2,267      $    (305)     $  1,962
                                      ========      ========      ========     ========       ========      =========      ========

                                                                     CIP                                   Adjustments
Nine Months Ended                                                    and                                    to Equity       Total
September 30, 2001                      Retail    Multifamily       Other        Corporate       Total        Method    Consolidated
------------------                      ------    -----------       -----        ---------       -----        ------    ------------
Real estate operating revenues        $ 57,472   $    42,192      $    242     $     --      $  99,906      $ (26,332)     $ 73,574
Real estate operating expense          (15,813)      (17,605)           (7)          --        (33,425)         9,085       (24,340)
                                      --------      --------      --------     --------       --------      ---------      --------
Net operating income                    41,659        24,587           235           --         66,481        (17,247)       49,234
                                      --------      --------      --------     --------       --------      ---------      --------
Management company revenues                 --            --            --        7,010          7,010             --         7,010
Interest income                             --            --            --          355            355             --           355
General and administrative expenses         --            --            --      (16,445)       (16,445)            --       (16,445)
                                      --------      --------      --------     --------       --------      ---------      --------
EBITDA                                  41,659        24,587           235       (9,080)        57,401        (17,247)       40,154
                                      --------      --------      --------     --------       --------      ---------      --------
Interest expense                       (16,231)      (10,642)           --          (76)       (26,949)         8,141       (18,808)
Depreciation and amortization          (10,889)       (6,815)          (39)          (2)       (17,745)         4,949       (12,796)
Equity in income of partnerships and
   joint ventures                           --            --            --           --             --          4,157         4,157
Gains on sales of interest in real
   estate                                2,107            --            --           --          2,107             --         2,107
Minority interest in operating
   partnership                              --            --            --       (1,696)        (1,696)            --        (1,696)
Discontinued operations                     34            --            --           (4)            30             --            30
                                      --------      --------      --------     --------       --------      ---------      --------
Net income                            $ 16,680      $  7,130      $    196     $(10,858)      $ 13,148      $      --      $ 13,148
                                      ========      ========      ========     ========       ========      =========      ========
Investments in real estate, at cost   $494,247      $281,132      $ 48,267     $     --       $823,646      $(185,033)     $638,613
                                      ========      ========      ========     ========       ========      =========      ========
Total assets                          $466,810      $208,667      $ 46,315     $ 25,723       $747,515      $(152,181)     $595,334
                                      ========      ========      ========     ========       ========      =========      ========
Recurring capital expenditures        $      8      $  1,976      $    --      $     --       $  1,984      $    (190)     $  1,794
                                      ========      ========      ========     ========       ========      =========      ========

                                     - 14 -

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
    ----------------------------------------------

The Company recorded adjustments to other comprehensive income/loss, which are gains and losses not affecting distributions in excess of net income, of a gain of $0.1 million and a loss of $3.7 million in the nine-month periods ended September 30, 2002 and 2001, respectively and loss of $0.2 million and a loss of $2.3 million in the three-month periods ended September 30, 2002 and 2001, respectively, to recognize the change in value of derivative instruments during these periods. Upon the adoption of SFAS 133 on January 1, 2001, the Company recorded an adjustment of $0.6 million to accumulated other comprehensive loss.

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

The following table summarizes the notional values and fair values of the Company's derivative financial instruments at September 30, 2002. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

   Hedge Type                       Notional Value            Interest Rate         Maturity       Fair Value
   -----------                      --------------            -------------         --------       ----------
   1.) Swap - Cash Flow             $20.0 million             6.02%                 12/15/03     ($1.0 million)
   2.) Swap - Cash Flow             $55.0 million             6.00%                 12/15/03     ($2.9 million)


On September 30, 2002, the derivative instruments were reported at their fair value as a net liability of $3.9 million. This amount is included in accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are recognized in earnings. Within the next twelve months, the Company expects to record a charge to earnings of approximately $3.3 million of the current balance held in accumulated other comprehensive income/loss.


13. SUBSEQUENT EVENT:
    -----------------

In October 2002, the Company acquired the remaining 50% interest in Regency Lakeside Apartments. The Company paid approximately $14.2 million for the interest, including $9.6 million in the form of an assumed mortgage, $2.5 million borrowed under the line of credit and $2.1 million in cash.

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                    -----------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------

                            AND RESULTS OF OPERATIONS
                            -------------------------

OVERVIEW
As of September 30, 2002, the Company owned interests in 22 shopping centers containing an aggregate of approximately 11.8 million square feet, 19 multifamily properties containing 7,242 units and four industrial properties with an aggregate of approximately 0.3 million square feet. The Company also owned interests in three shopping centers currently under development, which are expected to contain an aggregate of approximately 1.0 million square feet upon completion.

As of September 30, 2002, the Company also provided management, leasing and development services to 19 additional retail properties containing approximately
7.4 million square feet, six office buildings containing approximately 1.1 million square feet and two additional multifamily properties with 137 units for affiliated and third-party owners.

The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). During the third quarter of 2002, the Company continued its growth by continuing its development of three retail properties in its development pipeline, and increasing its third quarter 2002 same store net operating income by 6.7% in the retail sector, over the corresponding period of 2001.

The Company's net income increased by $4.0 million to $8.2 million for the quarter ended September 30, 2002 as compared to $4.2 million for the quarter ended September 30, 2001. The increase was primarily due to the $4.1 million gain on the sale of Mandarin Corners shopping center in Jacksonville, Florida.

As of September 30, 2002, the Company had investments in 15 partnerships and joint ventures (the "Joint Ventures"). The purpose of the Joint Ventures is to own and operate real estate. It is a common practice in the real estate industry to invest in real estate in this manner. Of the 15 Joint Venture properties, the Company manages four of the properties and other parties, including several of the Company's Joint Venture partners, manage the remaining 11 properties. None of the Company's Joint Venture partners are affiliates of the Company. The Company holds a non-controlling interest in the Joint Ventures, and accounts for the Joint Ventures using the equity method of accounting. Under this accounting method, the Company does not consolidate the Joint Ventures. Instead, the Company records the earnings from the Joint Ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures". Changes in the Company's investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity". For further information regarding the Company's Joint Ventures, see
Note 5 to the Unaudited Consolidated Financial Statements.

CREDIT FACILITY
The Company's operating partnership has a $250 million credit facility (the "Credit Facility") with a group of banks consisting of a $200 million revolving credit facility (the "Revolving Facility") and a $50 million construction facility (the "Construction Facility"). These amounts reflect a shift of $25 million from the Construction Facility to the Revolving Facility that occurred in September 2002. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of eleven properties and have been guaranteed by the Company.

The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 130 to 180 basis points, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), as determined pursuant to the terms of the Credit Facility. As of September 30, 2002, the margin was set at 165 basis points.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (i) a maximum Leverage Ratio of 65%; (ii) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Revolving Facility; (iii) a minimum weighted average collateral pool property occupancy of 85%; (iv) minimum tangible net worth of $229 million plus 75% of cumulative net proceeds from the sale of equity securities; (v) minimum ratios of earnings before interest, taxes, depreciation and amortization ("EBITDA") to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.55:1 and 1.90:1, respectively, at September 30, 2002; (vi) maximum floating rate debt of $250 million; and (vii) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of September 30, 2002, the Company was in compliance with all debt covenants.

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

     o Reduction in net operating income at one or more properties in the collateral pool

     o  Constraining leverage covenants under the Credit Facility

     o Increased interest rates affecting the Company's interest coverage ratios

     o Inability to maintain consolidated EBITDA at a level that complies with the required ratios under the Credit Facility

At September 30, 2002, the Company had outstanding borrowings of $120.5 million under its Revolving Facility and had pledged $1.2 million under the Revolving Facility as collateral for several letters of credit. Of the unused portion of the Revolving Facility of approximately $78.3 million, as of September 30, 2002, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $32.4 million based on the September 30, 2002 property collateral pool. As noted, one of the additional means of increasing the Company's borrowing capacity via the Revolving Facility is the addition of unencumbered acquisition and/or development properties to the collateral pool. In the future, the Company may place additional projects into the collateral pool to provide additional borrowing capacity, as necessary. The Company believes that the anticipated placement of properties into the collateral pool will allow for sufficient availability of borrowing capacity to fund the development pipeline commitments as well as long-term liquidity needs.

On August 13, 2002, a shelf registration statement filed by the Company was declared effective by the Securities and Exchange Commission that will permit it, from time to time and subject to market conditions, to offer and sell various types of securities, including shares of beneficial interest, preferred shares of beneficial interest, senior debt securities, senior subordinated debt securities, subordinated debt securities, warrants and units, having an aggregate sales price of up to $300 million.

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

Financing Commitments
At September 30, 2002, the Company had approximately $21.9 million committed to complete current construction in progress, development and redevelopment projects, which is expected to be financed through the Revolving Facility or through short-term construction loans. In connection with certain construction in progress and development properties, including those development properties acquired as part of the Company's 1997 acquisition of TRO, the Company may be required to issue additional units of limited partner interest in PREIT Associates, L.P. ("the Operating Partnership") upon the achievement of certain financial targets.

Cash Flows
During the nine months ended September 30, 2002, the Company generated $18.2 million in cash flows from operating activities. Financing activities used cash of $4.0 million including: (i) $12.8 million of proceeds from a mortgage loan,
(ii) net borrowings of $22.0 million under the Revolving Facility and (iii) $8.4 million of net proceeds from shares of beneficial interest issued, offset by (i) $24.8 million of distributions to shareholders, (ii) $4.0 million and $13.0 million of repayments on a construction loan and a mortgage payable, respectively, (iii) $3.6 million of principal payments on mortgage notes, (iv) $1.7 million of net distributions to Operating Partnership unit holders and minority partners and (v) $0.1 million payment of deferred financing costs. Investing activities used cash of $14.3 million including: (i) $18.2 million of investments in wholly-owned real estate assets, (ii) $5.9 million of investments in construction in progress and (iii) $3.3 million of investments in partnerships and joint ventures; offset by (i) proceeds from sales of real estate of $8.9 million and (ii) cash distributions from partnerships and joint ventures in excess of equity in income of $4.2 million.

Contingent Liabilities
The Company along with certain of its joint venture partners has guaranteed debt totaling $ 5.6 million. This debt matures in December 2003.

Interest Rate Protection
In order to limit exposure to variable interest rates, the Company has entered into derivative instruments as follows (also refer to Note 12 of the Unaudited Consolidated Financial Statements):

                                                              Fixed Interest Rate
   Hedge Type                       Notional Value            vs. 30-day LIBOR          Maturity Date
   -----------                      --------------            ----------------          -------------
   1.) Swap - Cash Flow             $20.0 million             6.02%                     12/15/03
   2.) Swap - Cash Flow             $55.0 million             6.00%                     12/15/03


The Company accounts for its derivative instruments under the guidance of SFAS No. 133. Under SFAS No. 133, the Company records the change in the fair market value of its derivative instruments as a change to other comprehensive income/loss. The notional amounts of the derivative instruments provide an indication of the Company's involvement in these interests at September 30, 2002, but do not represent the Company's exposure to credit, interest rate or market risks. Therefore, the notional amounts of the Company's derivative instruments are not included on the Company's consolidated balance sheets.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES
The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. In addition, the Company has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, the Company is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, the Company is considering the disposition of its interests. There can be no assurance that the Company will consummate any such acquisition or disposition. Consistent with management's stated long-term strategic plan to review and evaluate all Joint Venture real estate holdings and non-core properties, during the first quarter of 2001, the Company sold its interests in the Ingleside Shopping Center in Thorndale, Pennsylvania for a gain of $1.8 million and, during the fourth quarter of 2002, the Company purchased the interests of its partners in the Regency Lakeside Apartments in Omaha, Nebraska.

Acquisitions
In 2000, the Company entered into an agreement giving it a partnership interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, Pennsylvania. Under the agreement, the Company was responsible for the expansion of the property to include a new Macy's store and decked parking. The total cost of the expansion was $16.6 million. In June 2002, the Company contributed the expansion asset to the partnership. As a result of this contribution, the Company increased its capital interest in the partnership that owns Willow Grove Park to 30% and its management interest in the partnership to 50%, and became the managing general partner of the partnership.

In April 2002, the Company purchased Beaver Valley Mall located in Monaca, Pennsylvania for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. The bank borrowing was subsequently repaid. Also in 2002, the Company exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

In July 2002, the Company acquired the remaining 11% interest in Northeast Tower Center pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization. The purchase price for the acquisition consisted of 24,336.58 units of limited partnership interest in the Company's operating partnership, PREIT Associates, L.P.

Dispositions
In July 2002, the Company sold Mandarin Corners shopping center in Jacksonville, FL for $16.3 million. The Company recorded a gain on the sale of approximately $4.1 million. In accordance with the provisions of SFAS 144 the operating results and gain on sale of Mandarin Corners shopping center are included in discontinued operations for all periods presented.

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

In the third quarter of 2002, the Company received a one-time fee of $0.1 million under one such management agreement related to the sale of the underlying property.

The Company has no material off-balance sheet transactions other than the Joint Ventures described in Note 5 of the Unaudited Consolidated Financial Statements and the Overview above, and the notional value of the derivative instruments discussed in the Interest Rate Protection section, above. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

The Company leases its corporate home office space from an affiliate of certain officers of the Company. In the third quarter of 2002, the Company expanded this lease to include additional space within the same building. The lease terms were established at market rates at the commencement of the lease.

PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

In connection with the Company's acquisition of TRO in 1997, the Operating Partnership agreed to issue up to 800,000 limited partnership units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through September 30, 2002, 665,000 contingent Operating Partnership units had been issued. The remaining 135,000 units may be earned in 2002. In connection with certain construction in progress and development properties, including those development properties acquired as part of the Company's 1997 acquisition of TRO, the Company may be required to issue additional units of limited partner interest in PREIT Associates, L.P. ("the Operating Partnership") upon the achievement of certain financial targets. The recipients of the contingent Operating Partnership units include officers of the Company, including Ronald Rubin, the Company's Chairman and Chief Executive Officer, who were shareholders of TRO at the time of the TRO acquisition.

SIGNIFICANT ACCOUNTING POLICIES
The Company believes that its most critical accounting policies are revenue recognition and asset impairment.

Revenue Recognition
The Company derives over 90% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. In the first nine months of 2002, non-cash straight line rent income was $0.7 million. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the tenant reaches the sales threshold. Expense reimbursement payments are generally made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's revenue increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. In the first nine months of 2002, the Company accrued $0.3 million of revenue because reimbursable expense levels were greater than amounts billed. These increases/decreases are non-cash changes to rental income. Shortly after the end of each year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year.

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

Evaluation of Asset Impairment
The Company periodically evaluates its real estate and other long-term assets for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of the properties. Future events could cause the Company to conclude that impairment indicators exist and that a property's value is impaired. Any resulting impairment loss would be measured by comparing the individual property's fair value to its carrying value and an adjustment would be reflected in the Company's consolidated financial statements. No such impairment adjustments were recorded for any of the periods presented.

RESULTS OF OPERATIONS
Quarter Ended September 30, 2002 compared with Quarter Ended September 30, 2001

Net income increased by $4.0 million to $8.2 million ($0.49 per share) for the quarter ended September 30, 2002 as compared to $4.2 million ($0.27 per share) for the quarter ended September 30, 2001. This increase was primarily due to the gain resulting from the sale of Mandarin Corners shopping center.

Revenues increased by $4.5 million or 17% to $31.7 million in the quarter ended September 30, 2002 from $27.1 million for the quarter ended September 30, 2001. Gross revenues from real estate increased by $4.6 million to $29.1 million for the quarter ended September 30, 2002 from $24.5 million for the quarter ended September 30, 2001. This increase in gross revenues resulted from a $3.1 million increase in base rents, a $1.0 million increase in expense reimbursements, a $0.3 million increase in lease termination fees, a $0.1 million increase in percentage rents and a $0.1 million increase in other real estate income. Base rents increased due to a $2.9 million increase in retail rents, resulting from the inclusion of rents from the newly acquired Beaver Valley Mall ($2.1 million), two properties under development in 2001 now placed in service ($0.5 million), and higher rents due to new and renewal leases at higher rates in 2002. Base rents also increased due to a $0.2 million increase in multifamily rents, resulting primarily from rental rate increases. Expense reimbursements increased due to an increase in reimbursable property operating expenses. Management company revenue decreased by $0.1 million to $2.4 million for the quarter ended September 30, 2002 from $2.5 million for the quarter ended September 30, 2001.

Property operating expenses increased by $1.6 million to $9.7 million for the third quarter of 2002 compared to $8.1 million for the third quarter of 2001. Payroll expense increased $0.2 million or 11% due to normal salary increases and increased benefit costs. Real estate and other taxes increased by $0.4 million due to higher property tax rates. Utilities increased $0.1 million due to increased usage. Other operating expenses increased by $0.9 million due to increased repairs and maintenance expenses. Utilities and property operating expenses were also generally higher in 2002 due to the acquisition of Beaver Valley Mall.

Depreciation and amortization expense increased by $1.0 million to $5.4 million for the quarter ended September 30, 2002 from $4.4 million for the quarter ended September 30, 2001 due to $0.4 million from the newly acquired Beaver Valley Mall, $0.2 million from two properties under development in 2001 now placed in service, and $0.4 million from property improvements.

General and administrative expenses increased by $0.6 million to $6.2 million for the quarter ended September 30, 2002 from $5.6 million for the quarter ended September 30, 2001. The primary reasons for the increase are a $0.5 million increase in payroll and benefits and net increases of $0.1 million in other general and administrative expenses.

Interest expense increased by $1.4 million to $7.2 million for the quarter ended September 30, 2002 as compared to $5.8 million for the quarter ended September 30, 2001. Mortgage interest increased by $0.9 million due to interest at Beaver Valley Mall. Bank loan interest expense increased by $0.5 million because of greater weighted-average amounts outstanding in 2002 as compared to 2001.

Equity in income of partnerships and joint ventures increased by $0.4 million to $1.7 million in the quarter ended September 30, 2002 from $1.3 million in the quarter ended September 30, 2001. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

Minority interest in the operating partnership remained constant at $0.5 million in the quarters ended September 30, 2002 and 2001.

Net revenues from discontinued operations increased $3.7 million for the quarter ended September 30, 2002 compared with the quarter ended September 30, 2001. This $3.7 million increase resulted from the gain on the sale of Mandarin Corners shopping center, and its operating results offset by minority interest.

Nine-Month Period Ended September 30, 2002 compared with the Nine-Month Period Ended September 30, 2001

Net income increased by $3.2 million to $16.3 million ($1.01 per share) for the nine-month period ended September 30, 2002 as compared to $13.1 million ($0.92 per share) for the nine-month period ended September 30, 2001. This increase was primarily because of increased gains on the sale of real estate interests and increased net operating income from properties placed in service or acquired in 2002.

Revenues increased by $9.0 million or 11 % to $89.9 million for the nine months ended September 30, 2002 from $80.9 million for the nine-month period ended September 30, 2001. Gross revenues from real estate increased by $9.1 million to $82.7 million for the nine-month period ended September 30, 2002 from $73.6 million for the nine-month period ended September 30, 2001. This increase in gross revenues resulted from a $7.0 million increase in base rents; a $1.9 million increase in expense reimbursements and a $0.2 million increase in percentage rents. Base rents increased due to a $6.4 million increase in retail rents, resulting from the inclusion of rents from the newly acquired Beaver Valley Mall ($4.1 million) and two properties under development in 2001 now placed in service ($1.6 million), and higher rents due to new and renewal leases at higher rates in 2002. Base rents also increased due to a $0.6 million increase in multifamily rents, resulting primarily from rental rate increases. Expense reimbursements increased due to an increase in reimbursable property operating expenses. Management company revenue decreased by $0.2 million. Interest and other income increased by $0.2 million due to increased interest on notes receivable from Joint Ventures.

Property operating expenses increased by $2.6 million to $26.9 million for the nine-month period ended September 30, 2002 compared to $24.3 million for the nine-month period ended September 30, 2001. Payroll expense increased $0.5 million due to normal salary increases and increased benefit costs. Real estate and other taxes increased by $0.9 million due to higher property tax rates. Utilities decreased by $0.1 million. Other operating expenses increased by $1.4 million due to increased repairs and maintenance expenses. Property operating expenses were also generally higher due to the newly acquired Beaver Valley Mall.

Depreciation and amortization expense increased by $2.7 million to $15.5 million for the nine-month period ended September 30, 2002 from $12.8 million for the nine-month period ended September 30, 2001 due to $0.8 million from the newly acquired Beaver Valley Mall, $0.9 million from two properties under development in 2001 now placed in service, and $1.0 million from property improvements.

General and administrative expenses increased by $1.9 million to $18.3 million for the nine-month period ended September 30, 2002 from $16.4 million for the nine-month period ended September 30, 2001. The primary reasons for the increase are a $1.1 million increase in payroll and benefits, a $0.3 million increase in reserves, a $0.2 million increase in corporate meeting and marketing costs, a $0.1 million increase in professional fees and minor increases in several other expense categories totaling $0.2 million in the aggregate.

Interest expense increased by $1.5 million to $20.3 million for the nine-month period ended September 30, 2002 as compared to $18.8 million for the nine-month period ended September 30, 2001. Mortgage interest increased by $0.5 million. This was due to $1.8 million for the Beaver Valley Mall mortgage, offset by $1.3 million due to the repayment of a construction note payable at Paxton Towne Centre. Bank loan interest expense increased by $1.0 million because of greater weighted-average amounts outstanding in 2002 as compared to 2001.

Equity in income of partnerships and joint ventures increased by $1.0 million to $5.2 million for the nine-month period ended September 30, 2002 from $4.2 million in the nine-month period ended September 30, 2001. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

Gains on sales of interests in real estate were $2.1 million in the first nine months of 2001 resulting from the sale of the Company's interests in Ingleside Center in Thorndale, Pennsylvania and land parcels at Commons at Magnolia and Paxton Towne Centre in 2001.

Minority interest in the operating partnership decreased $0.3 million to $1.4 million for the nine-month period ended September 30, 2002 from $1.7 million for the nine-month period ended September 30, 2001.

Net revenues from discontinued operations increased $3.8 million in the first nine months of 2002 compared with the first nine months of 2001. This increase resulted from the gain on the sale of Mandarin Corners shopping center and a $0.1 increase in results of operations, offset by minority interest.

SAME STORE PROPERTIES
Retail segment operating income for the quarter ended September 30, 2002 for the properties owned since July 1, 2001 (the "Same Store Properties"), excluding the impact of lease terminations, increased by $0.7 million and $2.0 million or 6.7% and 6.2%, respectively, over the three and nine-month periods ended September 30, 2001. This increase resulted from new and renewal leases at higher rates, higher occupancy and higher percentage rents in 2002 as compared to 2001. Multifamily segment same store growth was $0.3 million or 1.4%, for the nine-month period ended September 30, 2002. This was due to revenue increases of $0.4 million and expense increases of $0.1 million for the nine-month period ended September 30, 2002. For the quarter ended September 30, 2002, multifamily segment same store results were down $0.1 million or 1.4% due to revenue increases of $0.2 million offset by expense increases of $0.3 million.

Set forth below is a schedule comparing the net operating income (excluding the impact of retail lease termination fees) for the Same Store Properties for the three and nine-month periods ended September 30, 2002, as compared to the three and nine-month periods ended September 30, 2001. Net operating income is defined as real estate revenues minus real estate expenses (excluding interest expense and depreciation expense).


Thousands of dollars
                                                   Three Months Ended                             Nine Months Ended
                                                   ------------------                             -----------------
                                      September 30, 2002     September 30, 2001       September 30, 2002    September 30, 2001
                                      ------------------     ------------------      ------------------    ------------------
     Retail Segment:
       Revenues                             $16,294             $15,349                  $48,190                $45,622
       Property operating expenses           (4,622)             (4,406)                 (13,644)               (13,093)
                                            -------             -------                 --------               --------
       Net operating income                 $11,672             $10,943                  $34,546                $32,529
                                            =======             =======                  =======                =======

     Multifamily Segment:
       Revenues                             $14,418             $14,216                  $42,654                $42,192
       Property operating expenses           (6,259)             (5,937)                 (17,730)               (17,605)
                                            -------             -------                 --------               --------
       Net operating income                 $ 8,159             $ 8,279                  $24,924                $24,587
                                            =======             =======                  =======                =======


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

FFO increased 15% to $12.3 million for the quarter ended September 30, 2002, as compared to $10.7 million in the third quarter of 2001. The increase was primarily due to newly acquired/placed in service properties in 2002.


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------
Financial Instruments Sensitivity Analysis: The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market interest rates. In order to mitigate the impact of fluctuation in market interest rates, the Company entered into two interest rate swap agreements with notional amounts totaling $75.0 million. All derivative instruments are entered into for other than trading purposes. As of September 30, 2002, the Company's consolidated debt portfolio consisted of $302.0 million in fixed rate mortgage notes and $120.5 million borrowed under its Revolving Facility.

Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual September 30, 2002 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $14.4 million at September 30, 2002. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $15.4 million at September 30, 2002. Based on the variable rate debt included in the Company's debt portfolio, including two interest rate swap agreements, as of September 30, 2002 a 100 basis point increase in interest rates would result in an additional $0.5 million in interest incurred at September 30, 2002. A 100 basis point decrease would reduce interest incurred by $0.5 million at September 30, 2002.

Item 4.  CONTROLS AND RESOURCES
         ----------------------

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report, and have concluded as follows:

o The Company's disclosure controls and procedures are designed to ensure that the information that the Company is required to disclose in its Exchange Act reports is recorded, processed, summarized and reported accurately and on a timely basis.

o Information that the Company is required to disclose in its Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.


There have not been any significant changes in the Company's internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls after the date of the evaluation described above.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

         See Note 9 to the unaudited financial statements for the quarter ended September 30, 2002 included elsewhere in this report for a description of certain litigation pending against the Department of Transportation and its Secretary with respect to the Christiana Phase II project.

Item 5. Other Information
        -----------------

         In addition to the Chief Executive Officer and Chief Financial Officer Certifications required by Section 302 of the Sarbanes - Oxley Act of 2002, which are included in this report, the Company has submitted to the SEC as correspondence accompanying this report the Chief Executive Officer and Chief Financial Officer Certifications required by Section 906 of the Sarbanes - Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

  (a) Exhibits
      99 First Amendment to Credit Agreement

  (b) Reports on Form 8-K

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








                             PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                             By /s/ Ronald Rubin
                                -----------------------------------------------
                                    Ronald Rubin
                                    Chief Executive Officer


                             By /s/ Edward A. Glickman
                                -----------------------------------------------
                                    Edward A. Glickman
                                    Executive Vice President and
                                    Chief Financial Officer


                             By /s/ David J. Bryant
                                -----------------------------------------------
                                    David J. Bryant
                                    Senior Vice President and Treasurer
                                    (Principal Accounting Officer)

                                  CERTIFICATION
                                  -------------

I, Ronald Rubin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pennsylvania Real Estate Investment Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002                          /s/ Ronald Rubin
      -----------------                          ------------------------------
                                                 Name:  Ronald Rubin
                                                 Title: Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Edward A. Glickman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pennsylvania Real Estate Investment Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002                          /s/ Edward A. Glickman
      -----------------                          ----------------------------
                                                 Name:  Edward A. Glickman
                                                 Title: Chief Financial Officer

                                  Exhibit Index
                                  -------------


Exhibit
Number    Description
------    -----------

    99    First Amendment to Credit Agreement dated January 11, 2002.