Form 10-K
period 2002-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2003-03-31
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

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
            200 S. Broad St.                                 (Zip Code)
       Philadelphia, Pennsylvania
(Address of principal executive offices)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value, as of June 28, 2002, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was $446,308,379. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 26, 2003, 16,738,195 shares of the Registrant were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement for its 2003 Annual Meeting are incorporated by reference in Part III of this Form 10-K.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                     PART I


                                                                                                                        Page

           FORWARD LOOKING STATEMENTS.....................................................................................3

Item 1.    Business.......................................................................................................4

Item 2.    Properties....................................................................................................24

Item 3.    Legal Proceedings.............................................................................................24

Item 4.    Submission of Matters to a Vote of
           Security Holders..............................................................................................24

                                     PART II

Item 5.    Market for Our Common Equity and Related Shareholder Matters..................................................25

Item 6.    Selected Financial Data.......................................................................................26

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.................................................................................................27

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.....................................................39

Item 8.    Financial Statements and Supplementary Data...................................................................40

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................40

                                    PART III

Item 10.   Trustees and Executive Officers of the Trust..................................................................40

Item 11.   Executive Compensation........................................................................................40

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters................41

Item 13.   Certain Relationships and Related Transactions................................................................41

Item 14.   Controls and Procedures.......................................................................................41

                                     PART IV

Item 15.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............................................42


                           FORWARD LOOKING STATEMENTS

       This Annual Report on Form 10-K for the year ended December 31, 2002, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that may cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statement. In particular, the pending transactions described in this report may not be consummated on terms that are favorable to us, or at all. If one or more of the transactions are not consummated, or if individual components of a transaction are not consummated, it may cause our actual results to differ materially from those expressed or implied in any related forward-looking statement. Other factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to:

    o the timing and full realization of the expected benefits from the proposed transactions;

    o the cost, timing and difficulty of integrating the properties proposed to be acquired into our business; and

    o greater than expected operating costs, financing costs and business disruption associated with the proposed transactions, including without limitation, difficulties in maintaining relationships with employees and tenants following the consummation of the proposed transactions.

         In addition, our business may be affected by uncertainties affecting real estate businesses generally including, among other factors:

    o general economic, financial and political conditions, including the possibility of war or terrorist attacks;

    o   changes in local market conditions or other competitive factors;

    o existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;

    o   risks relating to construction and development activities;

    o our ability to maintain and increase property occupancy and rental rates;

    o dependence on our tenants' business operations and their financial stability;

    o   possible environmental liabilities;

    o   financing risks;

    o our ability to raise capital through public and private offerings of debt and/or equity securities and the availability of adequate funds at reasonable cost; and

    o   our short- and long-term liquidity position.

         Additional factors that may cause our actual results to differ materially from those expressed or implied in our forward-looking statements include those discussed in the section entitled "Item 1. Business - Risk Factors." We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

                                     PART I
Item 1.  Business.

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust ("PREIT"), conducts substantially all of its operations through PREIT Associates, L.P. ("PREIT Associates" or the "Operating Partnership"), a Delaware limited partnership. As used in this report, unless the context requires otherwise, the terms "Company," "we," "us," and "our" include PREIT, PREIT Associates and their subsidiaries and affiliates, including PREIT-RUBIN, Inc. ("PREIT-RUBIN" or "PRI", formerly The Rubin Organization, Inc.) and PREIT Services, LLC ("PREIT Services"), which together comprise our commercial property development and management business.

The Company

         PREIT, which is organized as a business trust under Pennsylvania law, is a fully integrated, self-administered and self-managed real estate investment trust, founded in 1960, which acquires, develops, redevelops and operates retail, multifamily and industrial properties in the Eastern United States.

         As of December 31, 2002, we owned interests in 22 shopping centers containing an aggregate of approximately 11.8 million square feet, 19 multifamily properties containing an aggregate of 7,242 units and four industrial properties with an aggregate of approximately 0.3 million square feet. We also own interests in two shopping centers currently under development, which we expect to contain an aggregate of approximately 0.8 million square feet upon completion. We cannot assure you that these development properties will be completed successfully.

         We also provide management, leasing and development services to affiliated or third-party property owners with respect to 18 retail properties containing approximately 6.9 million square feet, six office buildings containing approximately 1.1 million square feet and two multifamily properties containing 137 units.

         Our business objective is to produce long-term profitability for our shareholders. We expect to achieve our business objective through a focus on the selective acquisition, development, redevelopment, renovation, management and expansion of income-producing real estate properties. If the proposed transactions described below are completed, we expect these real estate properties to consist almost entirely of regional retail properties. In addition, we also may pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, to reinvest in other real estate assets and developments and for other corporate purposes. In pursuing our objective, we will continue to seek to acquire and develop high quality, well-located retail properties with strong prospects for future cash flow growth and capital appreciation, particularly where our management and leasing capabilities can enhance the value of these properties. We believe that this objective will provide the benefits of enhanced investment opportunities, economies of scale, access to capital, and the ability to attract and retain talented personnel. There can be no assurance that we will achieve our business objective generally or that we will be able to consummate the specific proposed transactions described below.

         Our principal executive offices are located at The Bellevue, 200 S. Broad Street, Philadelphia, PA 19102. We maintain a website with the address www.preit.com. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as practicable after filing with the SEC, copies of our most recently filed Annual Report on Form 10-K and all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed thereafter, including all amendments to these reports.


Our Structure

         The Company's interests in its properties are held through its operating partnership, PREIT Associates. The Company is the sole general partner of the Operating Partnership, and as of December 31, 2002, held a 90.4% controlling interest in the Operating Partnership and consolidates the Operating Partnership for financial reporting purposes.

The following is a diagram of our structure as of December 31, 2002:


                                      +----------------------------+
                                      |  Pennsylvania Real Estate  |
                                      |   Investment Trust (1)     |
                                      +----------------------------+
                                                      |90.4%
                                                      |
                                                      |
                                                      |
                                                      |                                       +---------------------+
                                                      |                                       |       Minority      |
                                                      |                                       |     Limited  (2)    |
                                                      |                     9.6% ------------ |       Partners      |
                                                      |                     |                 +---------------------+

                                                      |                     |

                                                      |                     |

                                                      |                     |

                                                      |                     |

                                                      |                     |
                                      +-------------------------------------+
                    +-----------------|        PREIT Associates, L.P.       |+----------------|
                    |                 |-------------------------------------+                 |
                    |                                 |                                       |
                    |                                 |                                       |
+----------------------+                              |                              +---------------------+
|        PREIT         |                    +----------------------+                 |       PREIT-        |
|     Services, LLC    |                    |                      |                 |     RUBIN,  Inc.    |
|                      |                    |   47 Properties (3)  |                 +---------------------+
|                      |                    +----------------------+
+----------------------+


(1) Sole general partner of PREIT Associates. Of our 90.4% interest in PREIT Associates, we hold 99.99% of our units of limited partnership interest ("Units") as a limited partner and 0.01% as the sole general partner.

(2) Includes an aggregate of 1,290,372 Units, 7.6% of the Units outstanding at December 31, 2002, owned by the persons who were shareholders and affiliates of The Rubin Organization before our acquisition of The Rubin Organization in 1997. Under the terms of our acquisition of The Rubin Organization, these individuals have the right to receive up to 135,000 additional Units depending on the final determination of our adjusted funds from operations over the nine month period commencing on January 1, 2002 and ending on September 30, 2002. In addition, these individuals have the right to receive additional Units in respect of their interests in other properties we acquired rights to as part of the acquisition.

(3) Interests in some of these properties are owned directly by PREIT under arrangements in which the entire economic benefit of ownership has been pledged to PREIT Associates, rather than being owned directly or indirectly by PREIT Associates. PREIT Associates' economic interest in these properties ranges from 30% to 100%.

Recent Developments

         As part of our strategy of strengthening our focus on retail properties, we recently entered into the following transactions, each of which is expected to close in 2003:

         Proposed Sale of Multifamily Portfolio

         On March 3, 2003, we entered into an agreement to sell all of our 7,242 apartment units to Morgan Properties of King of Prussia, Pennsylvania ("Morgan"), for $420 million. The $420 million sale price of the multifamily portfolio includes a mix of cash payable at closing and Morgan's agreement to assume or pay off indebtedness related to the properties. As of December 31, 2002, approximately $213.7 million of the $420 million sale price would be payable in cash and approximately $206.3 million would be payable in the form of assumed indebtedness. The portion attributable to cash is expected to increase and the portion attributable to assumed indebtedness is expected to decrease by the amount of our principal payments on this indebtedness between January 1, 2003 and closing.

         The sale price is subject to adjustment in the following circumstances:

         o If our adjusted net operating income attributable to the properties and joint venture interests, as determined from our audited 2002 financial statements, is more than 1% below our projected adjusted net operating income attributable to the properties and joint venture interests, then the sale price will be reduced by the difference based on a 7.95% capitalization rate; and

         o If, with respect to any of the properties or joint venture interests, (1) we are in material breach of our representations and warranties and do not cure the breach, (2) we are shown not to have good and marketable title on which Morgan can obtain customary title insurance and we do not cure the problem, (3) we are unable to obtain a consent required to sell the properties from our lenders (including bond holders) or joint venture partners or (4) joint venture partners exercise rights of first refusal and choose to purchase our joint venture interest, then Morgan may elect to remove the affected property or joint venture interest from the purchased assets and the sale price payable by Morgan will be reduced by the amount attributable to that property or joint venture interest.

         Morgan has paid an initial $10 million deposit toward the sale price. Until 12:00 noon E.S.T. on April 4, 2003, Morgan can terminate the agreement if it has failed to obtain debt and equity financing by forfeiting to us $3 million of its initial $10 million deposit. If Morgan does not terminate the agreement by this time, then it is required to increase its initial $10 million deposit by an additional $5 million. We can terminate the agreement for any reason until 1:00 p.m. E.S.T. on April 4, 2003 upon returning Morgan's deposit and paying Morgan an additional $3 million. Thereafter, for us to terminate the agreement, we would be required to return Morgan's $15 million deposit and to pay Morgan an additional $15 million and, for Morgan to terminate the agreement, it would be required to forfeit its entire $15 million deposit to us.

         If we complete the sale of our multifamily portfolio to Morgan, then we will be liable to Morgan for breaches of representations and warranties to the extent that these breaches exceed $500,000, up to a maximum aggregate liability of $15 million, unless Morgan was aware of the breach and elected to close the transaction despite the breach. The threshold and cap amounts are subject to adjustment in proportion to any downward adjustments in the sale price for the properties as described above. Morgan is unaffiliated with us and the sale price and terms of the transaction were determined through an arm's length negotiation between Morgan and us. The sale of the multifamily portfolio is expected to close by July 31, 2003.

Proposed Acquisition of Retail Properties

         On March 7, 2003, we entered into Agreements of Purchase and Sale to acquire Cherry Hill Mall, Moorestown Mall, Plymouth Meeting Mall, Gallery at Market East, Exton Square Mall and Echelon Mall from affiliated companies of The Rouse Company ("Rouse"). We intend, upon the execution of definitive agreements with New Castle Associates, to assign our rights under the Agreement of Purchase and Sale to acquire Cherry Hill Mall to New Castle Associates. The partners of New Castle Associates include Ronald Rubin, our Chairman and Chief Executive Officer, and George Rubin, President of our management subsidiaries, PREIT-RUBIN, Inc. and PREIT Services, LLC, and one of our Trustees.

         Rouse and New Castle Associates have entered into a separate Agreement of Purchase and Sale whereby Rouse has agreed to acquire Christiana Mall from New Castle Associates, and the partners of New Castle Associates have agreed amongst themselves to accept Cherry Hill Mall as a replacement property for Christiana Mall. Accordingly, assuming we are able to enter into an agreement with New Castle Associates providing for our assignment of the Cherry Hill Mall agreement to New Castle Associates, New Castle Associates would acquire Cherry Hill Mall from Rouse in exchange for the interest of New Castle Associates in Christiana Mall, the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall and a cash payment by New Castle Associates. In connection with the acquisition of Cherry Hill Mall by New Castle Associates, we intend to acquire equity interests in New Castle Associates from partners of New Castle Associates, and we may agree to provide the cash portion of the purchase price of Cherry Hill Mall to New Castle Associates as a loan or for additional equity interests in New Castle Associates.

         The aggregate purchase price for our acquisition of the six Rouse properties, assuming we were to acquire all of the equity of New Castle Associates, would be $548 million, including approximately $233 million in cash, the assumption of $277 million in non-recourse mortgage debt and $38 million in Units. All of the Units would be issued as part of the consideration for our acquisition of the equity of New Castle Associates. Upon the sale of Christiana Mall by New Castle Associates, our management and leasing agreement for that property will be terminated, and we will receive a brokerage fee of approximately $2 million from New Castle Associates.

         The closing of our acquisition of each of the Rouse properties is expected to occur no later than the first week in May 2003, and is conditioned on, among other things, our acquiring the Rouse properties other than Cherry Hill Mall, New Castle Associates acquiring Cherry Hill Mall and Rouse acquiring Christiana Mall as well as the parties obtaining a number of lender and other third-party consents. Adjustments are provided for in the terms of our purchase from Rouse of Echelon and Plymouth Meeting Malls in the event that Rouse is unable to secure necessary lender consents to sell these malls by closing. If Rouse is unable to secure the requisite lender consent for the transfer of Echelon Mall, the price to be paid for the mall will be reduced by approximately $225,000 per month for a period of up to six months while Rouse continues to attempt to obtain this consent. Thereafter, we will be under no obligation to purchase, and Rouse will be under no obligation to sell, the mall. Should Rouse be unable to secure the requisite lender consent to transfer the leasehold interest with respect to Plymouth Meeting Mall prior to closing, then we will purchase the fee title interest in Plymouth Meeting Mall and the terms of the purchase will be modified to provide us with a mechanism to purchase the leasehold interest on or before November 1, 2007, when the loan becomes due. Under this scenario, the purchase price for the leasehold interest may be reduced by up to $7.4 million depending on when the leasehold closing occurs, and we will lease the property on behalf of Rouse during this deferral period.

         The agreements prohibit Rouse from marketing the six Rouse properties for sale, or from entering into discussions or negotiations with respect to the sale of the properties. Under the agreements, if we fail to close the transactions in breach of our obligation to do so, including through a decision not to enter into the contemplated agreements with New Castle Associates if we do not acquire 100% of its equity, we will forfeit our $2 million deposit to Rouse. If Rouse fails to close the transactions in breach of its obligation to do so, we will be entitled to a return of our $2 million deposit and the reimbursement of certain expenses incurred in connection with the transactions up to a maximum of $2 million.

         The transactions between Rouse and us were approved by a special committee of all five of our independent trustees. The special committee also has approved our acquisition of all of the equity interests in New Castle Associates. We currently are negotiating with the partners of New Castle Associates regarding the transfer of the Agreement of Purchase and Sale for Cherry Hill Mall to New Castle Associates and our acquisition of equity interests in New Castle Associates, but we cannot assure you that we will be able to enter into definitive agreements with New Castle Associates regarding these transactions.

         As part of our strategy to strengthen our focus on the retail sector, we also intend to pursue acquisitions of additional shopping malls and we currently are in discussions with another party to acquire a significant shopping mall portfolio.

         Timing and Effects of Transactions

         We currently expect to use the proceeds from an acquisition term loan to finance the purchase of the six Rouse malls, and we are in discussions with several institutional lenders regarding the acquisition term loan. We expect to repay the term loan primarily with the cash proceeds from the sale of our multifamily portfolio - which is not expected to close until after the Rouse transaction closes - and with additional fixed-rate, non-recourse debt secured by assets acquired from Rouse on an unencumbered basis.

         If we consummate the proposed transactions, we cannot assure you:

         o that we will succeed in integrating the properties to be acquired into our existing business;

         o that we will have access to the funds required to operate the combined business on terms that are favorable to us, or at all; or

         o that we will achieve the advantages that we expect to achieve through the transactions, including the accretion of various financial measurements that we expect to result from the transactions.

         In addition, our results of operations and financial condition following consummation of the transactions may differ from prior periods as a result of, among other things, an expected higher debt level after the consummation of the transactions.

         We cannot assure you that we will consummate the proposed transactions on the terms described above, on terms that otherwise are favorable to us, or at all. Factors that could cause us not to consummate the transactions, or to consummate them on different terms, include, without limitation, the availability of adequate financing at reasonable cost, the ability of Morgan to obtain financing for its purchase of the multifamily portfolio and the satisfaction of closing conditions applicable to the transactions, some of which are beyond our control. Under certain circumstances described above, we may be required to pay from $2 million up to a maximum aggregate amount of $17 million if the transactions are not consummated.

Properties

         As of December 31, 2002, we had four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. Revenues, operating income or loss and other information on each of our reportable segments are set forth in Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We anticipate that the multifamily properties segment will be accounted for in future quarterly reports and annual reports as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," and that future quarterly reports and annual reports will reflect the remaining three reportable segments as continuing operations.

         All information regarding our properties is as of December 31, 2002, and does not reflect any changes that may occur as a result of the proposed transactions discussed under "-Recent Developments" above.

         Retail Properties

         As of December 31, 2002, we had interests in 22 retail properties containing an aggregate of approximately 11.8 million square feet. PREIT Services currently manages 12 of these properties, all of which are wholly owned by the Company. PREIT-RUBIN also manages three of the properties, each of which is owned by a joint venture in which the Company is a party. The remaining seven properties also are owned by joint ventures in which the Company is a party and are managed by our joint venture partners, or by an entity we or our joint venture partners designate, and in many instances a change in the management of the property requires the concurrence of both partners. Fifteen of the 22 retail properties (containing an aggregate of approximately 9.1 million square feet) are located in Pennsylvania, two (containing an aggregate of approximately 0.8 million square feet) are located in South Carolina, and one is located in each of Delaware, Florida, Maryland, Massachusetts and New Jersey (containing an aggregate of approximately 1.9 million square feet).

The following table presents information regarding our retail properties as of December 31, 2002, and does not include information regarding the properties we are attempting to acquire as described under "-- Recent Developments" above.


                                                                                                           Percent
                                                     Year Built                                           Leased &
                                                        or        Total Sq.     Owned Sq.      Total     Occupied        Anchors/
                                           Percent   Renovated      Feet          Feet          GLA         GLA          Primary
Real Property              Location        Owned*        (1)        (2)           (2)         (2),(3)   (2),(3),(4)    Tenants (5)
-----------------------------------------------------------------------------------------------------------------------------------
Pennsylvania
------------
Crest Plaza (6)            Allentown        100%   1959/91        155,294        155,294       72,631      47%    Weis Market,
                                                                                                                  Eckerd
                                                                                                                  Drug Store,
                                                                                                                  Target (7)

Lehigh Valley Mall         Allentown         50%   1977/96      1,051,145        679,159      655,211      97%    JC Penney,
                                                                                                                  Macy's,
                                                                                                                  Strawbridges

Whitehall Mall             Allentown         50%   1964/98        533,721        533,721      522,786      98%    Sears, Kohl's,
                                                                                                                  Bed Bath &
                                                                                                                  Beyond

Palmer Park Mall           Easton            50%   1972/98        447,397        447,397      427,875      96%    The Bon-Ton,
                                                                                                                  Boscov's


Festival at Exton          Exton          100%   1991        142,610        142,610      141,543      99%    Sears Hardware,
                                                                                                             Clemen's

Paxton Towne Centre        Harrisburg     100%   2001        719,034        445,976      399,876      90%    Target, Kohl's,
                                                                                                             Centre (6)
                                                                                                             Bed Bath &
                                                                                                             Beyond, Costco

Laurel Mall                Hazleton        40%   1973/95     558,802        558,802      536,622      96%    Boscov's,
                                                                                                             K-mart

Red Rose Commons           Lancaster       50%   1998        463,042        263,452      261,291      99%    Weis Market,
                                                                                                             Home Depot

The Court at               Langhorne       50%   1996        704,486        456,862      456,862     100%    Dick's Sporting
Oxford Valley                                                                                                Goods,
                                                                                                             Best Buy,
                                                                                                             Home Depot,
                                                                                                             BJ's Wholesale
                                                                                                             Club

Beaver Valley Mall (8)     Monaca         100%   1970/91   1,163,886        959,116      878,367      92%    Boscov's,
                                                                                                             JC Penney,
                                                                                                             Sears,
                                                                                                             Kaufmann's

Northeast Tower            Philadelphia   100%   1997/98     472,102        433,424      319,154      74%    Home Depot,
Center (6)                                                                                                   Dicks
                                                                                                             Sporting Goods,
                                                                                                             PetSmart, Wal-Mart (7)
Metroplex Shopping         Plymouth
Center                     Meeting         50%   2001        778,190        477,461      477,461     100%    Target, Lowes,
                                                                                                             Giant

Springfield I & II (9)     Springfield     50%   1963/97/    268,500        122,831      111,339      91%    Target, Bed
                                                 98                                                          Bath & Beyond

Creekview Shopping         Warrington     100%   2001        425,002        136,086      136,086     100%    Target,
Center                                                                                                       Lowes


Willow Grove Park (10)     Willow Grove    30%   1982/     1,203,629        561,768      542,809      97%    Sears, Macy's
                                                 2001                                                        Strawbridge's,
                                                                                                             Bloomingdales

South Carolina
--------------
Magnolia Mall              Florence       100%   1979/92     562,186        562,186      531,125      95%    JC Penney, Sears,
                                                                                                             Belk, Roses,
                                                                                                             Best Buy

The Commons at             Florence       100%   1991/2002   230,644        104,444      100,752      97%    Goody's Family
Magnolia                                                                                                     Clothings


Delaware
--------
Christiana Power Center    Newark         100%   1998        302,409        302,409      302,409     100%    Costco, Dick's
Phase I                                                                                                      Sporting Goods

Florida
-------
South Blanding Village     Jacksonville   100%   1986        106,657        106,657      103,857      97%    Food Lion,
                                                                                                                  Staples


Massachusetts
-------------
Dartmouth Mall             Dartmouth        100%   1971/87/       627,038        627,038      494,100      79%    JC Penney,
                                            2000                                                                  Sears
                                                                                                                  General Cinema
Maryland
--------
Prince Georges Plaza       Hyattsville      100%   1959/90        743,465        743,465      661,270      89%    JC Penney,
                                                                                                                  Hechts

New Jersey
----------
Rio Grande Mall            Rio Grande        60%   1973/92        158,937        158,937      158,281      99%    K-mart, Staples
                                                               ----------      ---------    ---------     ---
    Total/Weighted Average (22 Properties)                     11,818,176      8,979,095    8,291,707      92%
                                                               ==========      =========    =========     ===


    *By PREIT Associates; we own approximately 90.4% of PREIT Associates.

    (1) Year initially completed and, where applicable, the most recent year in which the property was renovated substantially or an additional phase of the property was completed.
    (2) Total Square Feet includes space owned by the tenant; Owned Square Feet, total leased & occupied GLA feet and Percent Leased exclude such space.
    (3)  GLA stands for Gross Leasable Area, which is measured in square feet.
    (4) Percent Leased is calculated as a percent of Owned Square Feet for which leases were in effect as of December 31, 2002.
    (5) Includes anchors and primary tenants who own their stores and do not pay rent.
    (6) Property is income producing as of December 31, 2002, with development activity in 2002.
    (7)  Store is not yet open as of December 31, 2002.
    (8)  The Company acquired Beaver Valley Mall in April 2002.
    (9) With respect to Phase I, we have an undivided one-half interest in one of three floors in a freestanding department store.
    (10) We are the managing general partner of the partnership that owns Willow Grove Park. With respect to the partnership's quarterly cash flow, our joint venture partner is first entitled to a 9% cumulative return on its 70% interest in the partnership, and we are then entitled to a 9% cumulative return on our 30% interest. Any remaining cash flow is divided equally between our joint venture partner and us. Upon a refinancing, sale of assets or dissolution of the partnership, the proceeds are first allocated between our joint venture partner and us in proportion to each party's capital account until each party receives its adjusted capital balance. Any remaining funds are distributed first to our joint venture partner until it has received a 12% internal rate of return on its investment, and then to us until we have received a 12% internal rate of return on our investment. Any further remaining funds in the case of a refinancing or sale of assets are shared equally between our joint venture partner and us or, in the case of a dissolution, are shared by our joint venture partner and us according to our respective positive capital account balances.

The following table presents information regarding the primary tenants in each of our retail properties as of December 31, 2002, and does not include information regarding the properties we are attempting to acquire as described under "-Recent Developments" above.


                                      Number of                        GLA of                   Annualized
Primary Tenant                          Stores                  Stores Leased                    Base Rent
--------------                        ----------                --------------                 ------------
The Gap, Inc./Old Navy                    18                          258,697                   $3,124,971
The Limited Stores, Inc.                  25                          166,569                    2,236,569
Dick's Sporting Goods                      4                          199,694                    2,135,594
Bed Bath & Beyond                          6                          203,543                    1,816,558
Footlocker, Inc.                          20                          100,600                    1,566,035
Boscov's                                   3                          569,608                    1,444,400
Circuit City                               4                          116,730                    1,406,335
JC Penney                                  6                          536,647                    1,363,220
Costco                                     1                          140,814                    1,300,588
Home Depot                                 1                          136,633                    1,250,000
Best Buy                                   3                          137,397                    1,220,923
Sears                                      6                          799,877                    1,089,384
PetSmart                                   4                          104,755                    1,083,724
Zales                                     23                           19,443                      939,743
Weis Markets                               3                          158,075                      931,408
Toys R Us                                  4                          132,890                      909,345
Barnes & Noble/B Dalton                    4                           89,933                      817,391
Trans World Entertainment                 10                           47,712                      746,057
Giant                                      1                           67,185                      614,071
K-Mart                                     2                          233,587                      600,387
                                                                    ---------                  -----------
Total                                                               4,220,389                  $26,596,703
                                                                    =========                  ===========

The following table presents, as of December 31, 2002, scheduled lease expirations with respect to our retail properties for the next 10 years, assuming that none of the tenants exercise renewal options or termination rights, and does not include information regarding the properties we are attempting to acquire as described under "- Recent Developments" above:

                                                                                                 Percentage of
                                                                                                     Total
                                           Annualized         Approximate       Average Base     Leased GLA (1)
                         Number of         Base Rent              GLA         Rent Per Square    Represented By
     Year Ending           Leases         of Expiring         of Expiring         Foot of           Expiring
     December 31          Expiring           Leases             Leases        Expiring Leases        Leases
     -----------        -----------       -----------        ------------     -----------------  ---------------
   2002 and prior (2)        26           $1,266,186             87,463           $14.48             1.05%

         2003                77            4,710,982            387,833            12.15             4.61%

         2004                87            6,134,150            456,920            13.42             5.51%

         2005               103            8,839,985            489,794            18.05             5.91%

         2006                96            9,327,642            846,537            11.02            10.21%

         2007               100            7,340,638            657,071            11.17             7.92%

         2008                60            6,404,093            676,334             9.47             8.16%

         2009                54            5,948,590            291,059            20.44             3.51%

         2010                79            7,307,019            341,654            21.39             4.12%

         2011                87           15,391,230            906,538            16.98            10.93%

         2012                72            9,560,220            647,190            14.77             7.81%
                            ---          -----------          ---------           ------            -----
        Total               841          $82,230,735          5,788,393           $14.21            69.04%
                            ===          ===========          =========           ======            =====

(1) Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 8,291,707 square feet.

(2) Includes all tenant leases which had already expired as of December 31, 2002 and are on a month-to-month basis.


         Development Properties

         We have rights in two development properties - Christiana Power Center Phase II, Newark, DE and New Garden, New Garden Township, PA. The following table presents information, as of December 31, 2002, regarding these development properties:


                                                                   Planned          Planned
                                                  Ownership      Approximate         Owned                       Expected
Development Property           Location           Interest*      Square Feet      Square Feet      Status      Completion
--------------------           --------           ----------     -----------      -----------      ------      -----------
Christiana Power Center II     Newark, DE            100%           355,670         355,670      Development   1st Qtr 2005

New Garden                     New Garden            100%           394,355         394,355      Development   4th Qtr 2004
                               Township, PA
                                                                    -------         -------
Total                                                               750,025         750,025
                                                                    =======         =======

* By PREIT Associates; we currently own approximately 90.4% of PREIT Associates.

         We acquired our rights to Christiana Power Center Phase II when we acquired The Rubin Organization, and we hold our rights subject to a contribution agreement executed in connection with that acquisition. The contribution agreement provides for PREIT Associates to issue Units to former affiliates of The Rubin Organization as consideration for their rights in this property, as well as Christiana Power Center Phase I, Metroplex Shopping Center and Red Rose Commons. These three additional properties were previously completed and, together with Christiana Power Center Phase II, were to be valued based on the following principles:

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

         Christiana Power Center Phase II was not completed by the September 30, 2002 deadline. Accordingly, the contribution agreement calls for the project to be valued and for PREIT Associates to issue Units equal in value to 50% of the amount, if any, by which the value of PREIT Associates' interest in the project exceeds the aggregate cost of the project at the time of completion. Negative amounts arising in connection with the completion or abandonment of the project are to be netted back against the three earlier completed projects in order of completion. Units issued in respect of the foregoing valuations of each project are to be valued at the greater of (1) the average of the closing prices of our shares for the 20 trading days before the date of the completed valuation or (2) $19.00. If the average of the closing prices of our shares for the 20 trading days before the completed valuation were to be less than $19.00, the Contribution Agreement calls for PREIT Associates would issue additional Units of a new class but equal in value to those Units not issued because of the operation of the pricing limitation. A special committee of disinterested members of our Board of Trustees will determine the values attributable to these properties based on the provisions of the contribution agreement and other factors that the special committee deems relevant.

         Right of First Refusal Properties

         In connection with our acquisition of The Rubin Organization in 1997, we obtained rights of first refusal with respect to the interests of some of the former affiliates of The Rubin Organization in the three retail properties listed below:

                                                           Percentage Interest
                                  Gross Leasable           Subject to the Right
Property/Location                      Area                  of First Refusal
-----------------                 --------------           ---------------------
Christiana Mall,                    1,102,000                      (1)
Newark, DE

Cumberland Mall,                     806,000                       50%
Vineland, NJ

Fairfield Mall,                        (2)                         50%
Chicopee, MA

(1) The interest subject to the right of first refusal was subject to adjustment in connection with the refinancing of the participating mortgage that encumbers the property. This property is expected to be sold by its owners pursuant to the proposed transaction described under "--Recent Developments - Proposed Acquisition of Retail Properties," and we have waived our rights of first refusal with respect to such sale.


(2) The property currently is undergoing a renovation. A portion of the property was sold in 2001. The post-renovation gross leasable area of the remaining property has not been determined.

         Multifamily Properties

         As of December 31, 2002, we had interests in 19 multifamily properties with an aggregate of 7,242 units. PREIT Services currently manages 15 of these multifamily properties, all of which are wholly owned by the Company. PREIT-RUBIN currently manages one multifamily property, which is owned by a joint venture in which the Company is a party. The remaining three multifamily properties are also owned by joint ventures in which the Company is a party and are managed by our joint venture partners. We currently intend to sell our multifamily portfolio in a proposed transaction described under "- Recent Developments - Proposed Sale of Multifamily Portfolio."

The following table presents information, as of December 31, 2002, regarding the 19 multifamily properties in which we had an interest:


                                                                                                                            2002
                                                                                                   Approx.                 Average
                                                                                      Number      Rentable                 Monthly
Multifamily                                                Percent     Year Built/       Of         Area      Percent       Rent
Property                     Location                      Owned*      Or Renov(1)    Units(2)   (Sq. Ft.)    Occupied    Per Unit
----------                   --------                      -------     -----------   ---------   ---------    --------    --------
Pennsylvania
-------------
2031 Locust Street           Philadelphia                   100%        1929/1986        87        89,000       100%        $1,829

Cambridge Hall               West Chester                    50%        1967/1993       233       186,000       99%            732

Camp Hill Plaza              Camp Hill                      100%        1967/1994       300       277,000       88%            724

Fox Run                      Warminster                      50%        1969/1992       196       232,000       99%            745

Lakewood Hills               Harrisburg                     100%        1972/1988       562       630,000       94%            701

Will-O-Hill                  Reading                         50%        1970/1986       190       152,000       95%            606

The Woods                    Ambler                         100%        1974/2002       320       235,000       96%            894

Florida
-------
Boca Palms                   Boca Raton                     100%        1970/1994       522       673,000       94%          1,006

Cobblestone                  Pompano Beach                  100%        1986/1994       384       297,000       95%            807

Countrywood                  Tampa                           50%        1977/1997       536       295,000       92%            545

Eagle's Nest                 Coral Springs                  100%          1989          264       343,000       95%          1,001

Palms of Pembroke            Pembroke Pines                 100%        1989/1995       348       340,000       94%            981

Shenandoah Village           West Palm Beach                100%        1985/1993       220       286,000       98%          1,007

Ohio
----
Hidden Lakes                 Dayton                         100%        1987/1994       360       306,000       94%            636

Kenwood Gardens              Toledo                         100%        1951/1989       504       404,000       92%            514

Delaware
--------
Fox Run                      Bear                           100%          1988          414       359,000       93%            786

Maryland
--------
Marylander                   Baltimore                      100%        1951/1989       507       279,000       96%            598

Nebraska
--------
Regency Lakeside (3)         Omaha                          100%        1970/1990       433       492,000       93%          1,003

Virginia
--------
Emerald Point                Virginia Beach                 100%        1965/2001       862       846,000       96%            640
                                                                                      -----     ---------      ---           -----
Total/Weighted Average       (19 properties)                                          7,242     6,721,000       94%          $ 751
                                                                                      =====     =========      ===           =====

*   By PREIT Associates; we currently own approximately 90.4% of PREIT
    Associates.

(1) Year initially completed and, where applicable, the most recent year in which the property was renovated substantially or an additional phase of the property was completed.
(2) Includes all apartment and commercial units occupied or available for occupancy at December 31, 2002.
(3) We acquired the 50% interest in the Regency Lakeside property during 2002 that we did not previously own.

         Industrial Properties

         We own four industrial properties and we have not acquired any property of this type in over 28 years. We do not consider these properties to be strategically held assets. These properties, in the aggregate, contributed less than 1% of our net rental income for our fiscal year ended December 31, 2002.

         The following table shows information, as of December 31, 2002, regarding these four industrial properties:

                                                Year                  Percent             Square    Percentage
Property and Location                        Acquired                 Owned*               Feet       Leased
---------------------                        ---------               -------              ------     ---------
Warehouse                                      1962                   100%                 12,034      100%
Pennsauken, NJ

Warehouse                                      1962                   100%                 16,307      100%
Allentown, PA

Warehouse                                      1963                   100%                 29,450      100%
Pennsauken, NJ

Warehouse and Plant                            1963                   100%                197,000      100%
Lowell, MA                                                                                -------

            Total                                                                         254,791
                                                                                          =======

* By PREIT Associates; we currently own approximately 90.4% of PREIT Associates.

Acquisition of The Rubin Organization

     On September 30, 1997, we completed a series of related transactions in which:

o we transferred substantially all of our real estate interests to PREIT Associates;

o PREIT Associates acquired all of the nonvoting common shares of The Rubin Organization, Inc., a commercial real estate development and management firm (renamed PREIT-RUBIN, Inc.), constituting 95% of the total equity of PREIT-RUBIN in exchange for the issuance of 200,000 Class A Units and a contingent obligation to issue up to 800,000 additional Class A Units over the next five years, discussed below; and

o PREIT Associates acquired the interests of some of the former affiliates of The Rubin Organization in The Court at Oxford Valley, Magnolia Mall, North Dartmouth Mall, Springfield Park, Hillview Shopping Center and Northeast Tower Center at prices based upon a pre-determined formula; and subject to related obligations, in Christiana Power Center (Phase I and II), Red Rose Commons and Metroplex Shopping Center discussed in
      " -- Properties--Development Properties," above. Subsequent to September 30, 1997, by mutual agreement with the former affiliates of The Rubin Organization, PREIT Associates did not acquire Hillview Shopping Center.

         The 800,000 additional Class A Units discussed above were to be issued over the five-year period beginning October 1, 1997 and ending September 30, 2002 according to a formula based on our adjusted funds from operations per share during the five-year period. The contribution agreement established "hurdles" and "targets" during specified "earn-out periods" to determine whether, and to what extent, the contingent Class A Units would be issued. For the period beginning October 1, 1997 through December 31, 2001, 665,000 contingent Class A Units were issued, resulting in an additional purchase price of approximately $12.9 million. A special committee of disinterested members of our Board of Trustees will determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned. Under the contribution agreement, the hurdles and targets were adjusted on December 29, 1998 (after the issuance of 32,500 Class A Units for the period ended December 31, 1997) to account for the dilutive effect of our December 1997 public offering, as follows:

                               Per Share Adjusted
                                      FFO

                                                                         Base No.             Max. No.
                                                                       Contingent           Contingent
Earnout Period                        Hurdle            Target        Class A Units        Class A Units
--------------                        ------            ------        -------------        --------------
1-1-98   to 12-31-98                  $2.13             $2.39            20,000               130,000
1-1-99   to 12-31-99                  $2.30             $2.58            57,500               167,500
1-1-00   to 12-31-00                  $2.43             $2.72            57,500               167,500
1-1-01   to 12-31-01                  $2.72             $3.03            57,500               167,500
1-1-02   to  9-30-02                  $2.19             $2.43            52,500               135,000
                                                                        -------               -------
                            Total                                       245,000               767,500
                                                                        =======               =======

         Following our July 2001 public offering, the hurdle and target for the 2001 period were further adjusted to $2.63 and $2.94, respectively, to account for the dilutive effect of our July 2001 public offering.

In general:

o if the hurdle for any earn-out period is not met, no contingent Class A Units would be issued in respect of that period;
o if the target for any earn-out period is met, the maximum number of contingent Class A Units for that period would be issued; and
o if adjusted funds from operations for any earn-out period is between the hurdle and the target for the period, PREIT Associates would issue the base contingent Class A Units for that period, plus a pro rata portion of the number of contingent Class A Units by which the maximum contingent Class A Units exceeded the base contingent Class A Units for that period equal to the amount by which the per share adjusted funds from operations exceeded the hurdle but was less than the target.

         The foregoing is subject to the right to carry back to prior earn-out periods amounts in excess of the target in the current period, thereby earning additional contingent Class A Units, but never more than the maximum aggregate amount, and to carry forward into the next, but only the next, earn-out period amounts of per share adjusted funds from operations which exceed the target in any such period, provided, in all cases, no amounts in excess of the target in any period may be applied to result in the issuance of additional contingent Class A Units in any other period until first applied to eliminate all shortfalls from targets in all prior periods.

         The contribution agreement provides that if we declared a share split, share dividend or other similar change in our capitalization, the "hurdle" and "target" levels will be proportionately adjusted. The contribution agreement also provides for the creation of a special committee of independent Trustees to consider, among other matters, whether other equitable adjustments, either upward or downward, should be made in the "hurdle" and "target" levels to reflect:

o our incurrence of non-project specific indebtedness or our raising of equity capital;
o our breach of any of our representations or warranties in the contribution agreement which may adversely affect adjusted funds from operations; and
o the effect on adjusted funds from operations of any adverse judgment in litigation that was pending when the contribution agreement was entered into.

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

     In addition to adjusting the hurdle and target levels of adjusted funds from operations for the 2001 period as discussed above, the special committee may adjust the hurdle and target for the 2002 period in order to account for the dilutive effect of our July 2001 public offering.

Risk Factors

         Our results of operations and our ability to make distributions to our shareholders and pay debt service on our indebtedness may be affected by the risk factors set forth below.

Real Estate Industry

We face risks associated with general economic conditions and local real estate conditions in areas where we own properties

         We may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of the types of properties that we own in a local area or a decline in the attractiveness of our properties to shoppers, residents or tenants would have a negative effect on us.

         Other factors that may affect general economic conditions or local real estate conditions include:

o        population trends;
o        income, sales and property tax laws;
o        availability and costs of financing;
o        construction costs; and
o        weather conditions that may increase or decrease energy costs.

We may be unable to compete with our larger competitors and other alternatives to our portfolio of properties

         The real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have greater financial resources, revenues and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. All of our properties are also subject to significant local competition. Our portfolio of retail properties faces competition from internet-based operations that may be capable of providing lower-cost alternatives to customers. Further, our multifamily properties compete with providers of other forms of housing, such as single family housing. Competition from single family housing increases when lower interest rates make mortgages more affordable. If we expand our portfolio to include additional types of properties, we may face additional risks that are specific to those property types.

         Commercial tenants leasing our retail properties can face significant competition from other operators. This competition may adversely impact portions of rental streams payable to us based on a tenant's revenues.

We are subject to significant regulation that restricts our activities

         Local zoning and land use laws, environmental statutes and other governmental requirements restrict our expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities.

         Legislation such as the Americans with Disabilities Act may require us to modify our properties. Future legislation may impose additional requirements. We cannot predict what requirements may be enacted.

Our Properties

We face risks that may restrict our ability to develop properties

         There are risks associated with our development activities in addition to those generally associated with the ownership and operation of established retail centers and multifamily properties. These risks include:

o the risk that we will not obtain required zoning, occupancy and other governmental approvals;
o     expenditure of money and time on projects that may never be completed;
o     higher than estimated construction costs;
o late completion because of unexpected delays in construction or in the receipt of zoning or other regulatory approvals; and
o inability to obtain permanent financing upon completion of development activities.

         The risks described above are compounded by the fact that we must distribute 90% of our taxable income in order to maintain our qualification as a REIT. As a result of these distribution requirements, new developments are financed primarily through lines of credit or other forms of construction financing. We may be unable to obtain this financing on terms that are favorable to us, if at all.

         Furthermore, we must acquire and develop suitable high traffic properties at costs consistent with the overall economics of the project. Because real estate development is extremely competitive, we cannot assure you that we will be able to acquire additional appropriate sites within our geographic markets.

Some of our properties are old and in need of maintenance and/or renovation

         Some of the properties in which we have an interest were constructed or last renovated more than 10 years ago. Older properties may generate lower rentals or may require significant capital expense for renovations. More than forty percent of our multifamily properties have not been renovated in the last ten years. Some of our multifamily properties lack amenities that are customarily included in modern construction, such as dishwashers, central air conditioning and microwave ovens. Some of our retail and multifamily properties are difficult to lease because they are too large, too small or inappropriately proportioned for today's market. We may be unable to remedy some forms of obsolescence.

The proposed transactions may not be completed, which could negatively impact our stock price, future business and operations

            The proposed transactions discussed under "-Recent Developments" are subject to a number of closing conditions, some of which are beyond our control. There can be no assurance that these conditions will be met or that the transactions will be completed. If the transactions are not completed for any reason, we may be subject to a number of material risks, including the following:

o If the Rouse transactions are not completed, we would not realize the benefits we expect from acquiring the additional retail properties.
o The market price of our shares may decline to the extent that the current market price of our shares reflects a market assumption that the proposed transactions will be completed.
o Under certain circumstances, we may have to forfeit a deposit of $2 million to The Rouse Company if the Rouse transactions are not consummated.
o Under certain circumstances we may have to pay up to $15 million to Morgan if the multifamily transaction is not consummated.
o Certain costs relating to the pending transactions, such as legal and accounting fees, must be paid even if the transactions are not completed.

Capital requirements necessary to implement the proposed transactions or other acquisitions could pose risks

            The proposed transactions discussed under "-Recent Developments" require us to obtain additional debt financing. Since the terms and availability of this financing depends to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on favorable terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable, we may decide to forgo the Rouse transaction.

We may experience adverse consequences if we are only able to consummate one or the other of our pending transactions

            If the proposed transaction with Rouse is consummated but the proposed sale of the multifamily portfolio does not occur, we may be unable to generate enough cash to service the increased debt incurred in connection with the Rouse transaction. We may attempt to repay the debt incurred in the Rouse transaction with the proceeds of a later sale of some or all of our multifamily portfolio, a sale of equity or other securities or otherwise. However, we cannot assure you that such proceeds will be available on terms that are favorable to us, if at all. Alternatively, if we sell our multifamily portfolio without a corresponding purchase from Rouse or another party, then we will incur substantial tax liability.

We may acquire new properties, and this may create risks

         We may seek to acquire individual properties, portfolios of properties, or other real estate companies when we believe that an acquisition is consistent with our strategies. We may, however, be unable to consummate such desired acquisitions for a number of reasons, many of which may be beyond our control. We also might not succeed in leasing newly acquired properties at rents sufficient to cover our costs of acquisition and operations. In addition, at times we may attempt to expand our operations into markets where we do not currently operate. We may fail to accurately gauge conditions in a new market prior to entering it, and therefore may not achieve anticipated results. If this occurs, cash flows and results of operations may be adversely affected.

We may be unable to successfully integrate and effectively manage the properties we acquire

         Subject to the availability of financing and other considerations, we intend to continue to acquire interests in properties that we believe will be profitable or will enhance the value of our portfolio. Some of these properties may have unknown characteristics or deficiencies. Therefore, it is possible that some properties will be worth less or will generate less revenue than we believe at the time of acquisition.

         To manage our growth effectively, we must successfully integrate new acquisitions. We cannot assure you that we will be able to successfully integrate or effectively manage additional properties. Moreover, if the transactions currently proposed are consummated, because of their size and complexity, integration may be a difficult process that will require substantial management attention that could detract attention from our day-to-day business. In addition, the proposed transactions as well as any other future acquisitions we may make are subject to, among others risks, risk of loss of key personnel, and difficulties associated with assimilating ongoing businesses or properties and maintaining relationships with tenants following the consummation of a transaction. We may not successfully overcome these risks or any other problems that may be encountered in connection with future acquisitions. Accordingly, it is uncertain whether we will receive the benefits we anticipate from these acquisitions and we may not realize value from these acquisitions comparable to the resources we invest in them. Any difficulties associated with the transition and integration process could have an adverse effect on our cash flows and results of operations.

        When we acquire properties, we also take on other risks, including:

        o   financing risks (some of which are described below);
        o   the risk that we will not meet anticipated occupancy or rent levels;
        o the risk that we will not obtain required zoning, occupancy and other governmental approvals; and
        o the risk that there will be changes in applicable zoning and land use laws that affect adversely the operation or development of our properties.

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

We may be affected negatively by tenant bankruptcies and leasing delays

         At any time, a tenant may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any such event could result in the termination of that tenant's lease and losses to us.

         We receive a substantial portion of our retail property income as rents under long-term leases. If retail tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we may modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs and taxes.

Future terrorist activity or other acts of violence or war may have an adverse affect on our financial condition and operating results

         Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect investment in our securities. A decrease in demand would make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss, and the availability of insurance for such acts may be less, or cost more, which would adversely affect our financial condition and results of operations. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases. These acts may erode business and consumer confidence and spending, and may result in increased volatility in national and international financial markets and economies. Any one of these events may decrease demand for real estate, decrease or delay the occupancy of our new or renovated properties, increase our operating expenses due to increased physical security for our properties and limit our access to capital or increase our cost of raising capital. We apply comprehensive planning and operational measures in an effort to enhance the security of our employees, tenants and visitors at our properties. This effort, a strong component of our operational program before September 11th, undergoes regular review and, where necessary and appropriate, improvement and enhancement. The need to enhance security measures and additional security personnel at our properties could increase the costs of operating our properties with a materially adverse impact on our cash flows and results of operations.

Coverage under our existing insurance policies may be inadequate to cover losses

         We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering our business operations, employees and assets. However, we could be required to bear all losses that are not adequately covered by insurance, including losses related to terrorism, which generally are not covered by insurance. Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage. If we are unable to obtain insurance in the future at acceptable levels and reasonable cost, the possibility of losses in excess of our insurance coverage may increase and we may not be able to comply with covenants under our debt agreements.

         Marked changes in the insurance industry resulting from changes in risk assessment, and losses resulting from such circumstances as September 11th, 2001, new environmental liabilities, and changes in corporate governance are expected to result in increases to our insurance premiums. These increases may have a material adverse impact on our cash flow and results of operations. Furthermore, associated changes within the industry may mean we are unable to purchase policies in the future with coverage limits and deductibles similar to those that we have been able to purchase previously.

We face risks associated with PREIT-RUBIN's management of properties owned by third parties

         PREIT-RUBIN manages a substantial number of properties owned by third parties. Risks associated with the management of properties owned by third parties include:

         o        the property owner's termination of the management contract;
         o loss of the management contract in connection with a property sale;
         o        non-renewal of the management contract after expiration;
         o renewal of the management contract on terms less favorable than current terms;
         o decline in management fees as a result of general real estate market conditions or local market factors; and
         o        claims of losses due to allegations of mismanagement.

         The occurrence of one or more of these risks could have a material adverse effect on our cash flows and results of operations.

We face risks due to lack of geographic diversity

         Our properties are concentrated in the Eastern United States. A majority of the properties are located either in Pennsylvania or Florida. General economic conditions and local real estate conditions in these geographic regions have a particularly strong effect on us. Other REITs may have a more geographically diverse portfolio and thus may be less susceptible to downturns in one or more regions.

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

         From time to time, we respond to inquiries from environmental authorities with respect to properties both currently and formerly owned by us. We cannot assure you of the results of these investigations, but we do not believe that resolution of these matters will have a material adverse effect on our financial condition or results of operations.

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

         We are aware of certain environmental matters at some of our properties, including ground water contamination, above-normal radon levels and the presence of asbestos containing materials and lead-based paint. We have, in the past, performed remediation of such environmental matters, and we are not aware of any material remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. We cannot assure you that the amounts that we have reserved for these matters of $0.1 million will be adequate to cover future environmental costs.

         At five properties in which we currently have an interest, and at two properties in which we formerly had an interest, environmental conditions have been or continue to be investigated and have not been fully remediated. At five of these properties, groundwater contamination has been found. At two of the properties with groundwater contamination, the former owners of the properties are remediating the groundwater contamination. Dry cleaning operations were performed at three of the properties in which we currently or formerly had an interest. Soil contamination has been identified at two of the dry cleaning properties. Groundwater contamination was found at the third dry cleaning property. Although the properties with contamination arising from dry cleaning operations may be eligible under a state law for remediation with state funds, we cannot assure you that sufficient funds will be available under the legislation to pay the full costs of any such remediation.

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

         We are aware of environmental concerns at one of our development properties. Our present view is that our share of any remediation costs necessary in connection with the development of this property will be within the budgets for the development. We will address the environmental concerns prior to the commencement of the development process, but the final costs and necessary remediation are not known and may cause us to decide not to develop the property.

         We are a party to a number of agreements for the sale of property, as buyer, but we are under no specific performance obligation to purchase any of these properties being considered for development. Initial environmental investigations conducted on some of the properties revealed environmental risk factors that might require remediation by the owner, or prior owners, of the property.

         We have limited environmental liability coverage for the types of environmental liabilities described above. The policy covers liability for pollution and on-site remediation limited to $2 million for any single claim and further limited to $4 million in the aggregate. The policy expires on December 1, 2005.

Financing Risks

We face risks generally associated with our debt

          We finance parts of our operations and acquisitions through debt. There are risks associated with this debt, including:

         o a decline in funds from operations from increases in rates on our floating-rate debt;
         o forced disposition of assets resulting from a failure to repay or refinance existing debt;
         o refinancing terms that are less favorable than the terms of existing debt;
         o default or foreclosure due to failure to meet required payments of principal and interest;
         o        limitations on our ability to obtain financing in the future;
         o much of our cash flow could be dedicated to interest obligations and unavailable for other purposes; and
         o limitations on our flexibility to deal with changing economic, business and competitive conditions.

          At December 31, 2002, we had approximately $450.6 million in total debt outstanding. In connection with the proposed transactions described under "-Recent Developments" and other acquisitions or property developments, we expect to incur substantially more debt than we have in the past because of the need to finance the proposed transactions or other future acquisitions or in connection with the assumption of debt related to the proposed transactions or other future acquisitions.

We may not be able to comply with leverage ratios imposed by our credit facility or to use our credit facility when credit markets are tight

         We currently use a credit facility that expires on December 28, 2003 and that is secured by certain of our properties for working capital, acquisitions, construction of our development properties, and renovations and capital improvements to our properties. The credit facility currently requires our operating partnership, PREIT Associates, to maintain certain asset and income to debt ratios and minimum income and net worth levels. If, in the future, PREIT Associates fails to meet any one or more of these requirements, we would be in default. If we were to complete the Rouse transaction without obtaining the consent of our lenders, the increased indebtedness incurred in connection with the Rouse transaction would put us in default under our credit facility. The lenders, in their sole discretion, may waive a default incurred in connection with the Rouse transaction or otherwise, or we might secure alternative or substitute financing. We cannot assure you, however, that we can obtain waivers or alternative financing in connection with the Rouse transaction or otherwise. Any default may have a materially adverse effect on our operations and financial condition.

         When the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for some of our properties. If our credit facility is reduced significantly or withdrawn, our operations would be affected adversely. If we are unable to increase our borrowing capacity under the credit facility, our ability to make acquisitions would be affected adversely. We cannot assure you as to the availability or terms of financing for any particular property.

         We have entered into agreements limiting the interest rate on portions of our credit facility. If other parties to these agreements fail to perform as required by the agreements, we may suffer credit loss. Further, these agreements expire in December of 2003 and we may be unable to replace them on favorable terms, if at all.

We may be unable to obtain long-term financing required to finance our partnerships and joint ventures

         The profitability of each partnership or joint venture in which we are a partner or co-venturer that has short-term financing or debt requiring a balloon payment is dependent on the availability of long-term financing on satisfactory terms. If satisfactory long-term financing is not available, we may have to rely on other sources of short-term financing, equity contributions or the proceeds of refinancing other properties to satisfy debt obligations. Although we do not own the entire interest in connection with many of the properties held by such partnerships or joint ventures, we may be required to pay the full amount of any obligation of the partnership or joint venture that we have guaranteed in whole or in part. Additionally, we may elect to pay a partnership's or joint venture's obligation to protect our equity interest in its properties and assets.

Some of our properties are held by special purpose entities and are not generally available to satisfy creditors' claims in bankruptcy

         Some of our properties are owned or ground-leased by subsidiaries that we created solely for that purpose. The mortgaged properties and related assets are restricted solely for the payment of the related loans and are not available to pay our other debts. The cash flow from these properties, however, is available for our general use so long as no event of default has occurred and after we have paid any debt services and provided for any required reserves under the applicable loan agreement.

Governance

We may be unable to effectively manage our partnerships and joint ventures due to disagreements with our partners and joint venturers

         Generally, we hold interests in our portfolio properties through PREIT Associates. In many cases we hold properties through joint ventures or partnerships with third-parties and, thus, we hold less than 100% of the ownership interests in these properties. Of the properties with respect to which our ownership is partial, most are owned by partnerships in which we are a general partner. The remaining properties are owned by joint ventures in which we have substantially the same powers as a general partner. Under the terms of the partnership and joint venture agreements, major decisions, such as a sale, lease, refinancing, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners or co-venturers. Necessary actions may be delayed significantly because decisions must be unanimous. It may be difficult or even impossible to change a property manager if a partner or co-venturer is serving as the property manager.

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

         Other risks of investments in partnerships and joint ventures include:

         o partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions;
         o partners or co-venturers might have business interests or goals that are inconsistent with our business interests or goals;
         o partners or co-venturers may be in a position to take action contrary to our policies or objectives; and
         o potential liability for the actions of our partners or co-venturers.

We are subject to restrictions that may impede our ability to effect a change in control

         Our Trust Agreement restricts the possibility of our sale or change in control, even if a sale or change in control were in our shareholders' interest. These restrictions include the ownership limit on our shares of beneficial interest, which is designed to ensure qualification as a REIT, the staggered terms of our Trustees and our ability to issue preferred shares. Additionally, we have adopted a shareholder rights plan that may deter a potential acquiror from attempting to acquire us.


We have entered into agreements that may limit our ability to sell some of our properties

         Some limited partners of PREIT Associates may suffer adverse tax consequences if certain properties owned by PREIT Associates are sold. As the general partner of PREIT Associates, with respect to certain of these properties, we have agreed to indemnify the former property owners against tax liability that they may incur if we sell these properties within a certain number of years after we acquired them. In some cases, these agreements may make it uneconomical for us to sell these properties, even in circumstances in which it otherwise would be advantageous to do so.

We may issue preferred shares with greater rights than our shares of beneficial interest

         Our Board of Trustees may issue up to 25,000,000 preferred shares without shareholder approval. Our Board of Trustees may determine the relative rights, preferences and privileges of each class or series of preferred shares. Because our Board of Trustees has the power to establish the preferences and rights of the preferred shares, preferred shares may have preferences, distributions, powers and rights senior to our shares of beneficial interest.

We may amend our business policies without your approval

         Our Board of Trustees determines our growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies. These policies may be amended or revised without notice to shareholders. Accordingly, shareholders may not have control over changes in our policies. If the proposed transactions described under "-Recent Developments" are completed, we plan to strengthen the focus of our growth strategy on retail properties, primarily regional malls. We cannot assure you that changes in our policies will serve fully the interests of all shareholders.

Limited partners of PREIT Associates may vote on fundamental changes we propose

         Our assets are generally held through PREIT Associates, a Delaware limited partnership of which we are the sole general partner. We currently hold a majority of the limited partner interests in PREIT Associates. However, PREIT Associates may from time to time issue additional limited partner interests in PREIT Associates to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Limited partner interests in PREIT Associates generally do not carry a right to vote on any matter voted on by our shareholders, although limited partner interests may, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the partnership interests issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of partnership interests issued on September 30, 1997 are entitled to vote, along with our shareholders as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Our partnership interest in PREIT Associates is not included for purposes of determining when half of the partnership interests issued on September 30, 1997 have been redeemed, nor are they counted as votes. We cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

Our success depends in part on Ronald Rubin

         We are dependent on the efforts of Ronald Rubin, our Chairman and Chief Executive Officer. The loss of his services could have an adverse effect on our operations. We have a Key Man Life Insurance Policy in the amount of $5.0 million that covers Mr. Rubin, but we cannot assure you that this would compensate us for the loss of Mr. Rubin's services.

Our officers who both work for us and have interests in properties that we manage may have conflicts of interest

         We provide management, leasing and development services for partnerships and other ventures in which some of our officers, including Ronald Rubin, our Chairman and Chief Executive Officer, have either direct or indirect ownership interests. In addition, we lease substantial office space from Bellevue Associates, an entity in which some of our officers have an interest. Although we believe that the terms of these transactions are no less favorable to us than the terms of our other similar agreements, our officers who have interests in both sides of these transactions face a conflict of interest in deciding to enter into or renew these agreements and in negotiating their terms.

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

         To qualify as a REIT, we must comply with certain highly technical and complex requirements. We cannot be certain we have complied with such requirements because there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification. We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. However, we cannot assure you that we have been qualified or will remain qualified.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares

         On January 7, 2003, the President of the United States, through his administration, released a proposal that would exclude corporate dividends from an individual's taxable income, to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REIT dividends would not be exempt from income tax in the hands of an individual shareholder because REITs' income generally is not subject to corporate-level tax. This proposal could cause investments in REITs to lose an investment advantage relative to non-REITs. We can make no assurance regarding the form in which this proposal ultimately will be enacted or whether it will in fact be enacted. If enacted, the proposal could have an adverse effect on the market price of our shares.

We may be unable to comply with the strict income distribution requirements applicable to REITs

         To obtain the favorable treatment associated with qualifying as a REIT, we are required each year to distribute to our shareholders at least 90% of our net taxable income. In addition, we are subject to a tax on the undistributed portion of our income at regular corporate rates and may also be subject to a 4% excise tax on this undistributed income. We could be required to seek to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to cause our operating expenses to increase and impact our future financial position and results of operations

         In order to comply with the Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by the New York Stock Exchange, and proposed accounting changes by the Securities and Exchange Commission, we are enhancing our internal controls, hiring additional personnel and utilizing additional outside legal, accounting and advisory services. These activities will cause our operating expenses to increase. Insurers are likely to increase premiums as a result of higher claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, are likely to increase.

         We can not foresee the impact that proposed accounting pronouncements, such as the proposed accounting treatment that would require merger costs to be expensed in the period in which they are incurred, could have on our future financial position or results of operations.

Employees

         We employed approximately 502 people on a full-time basis as of December 31, 2002.

Item 2. Properties.

         We refer you to the tables under "Item 1. Business" for the properties we own, both wholly and those in which we have a percentage interest.

         PREIT-RUBIN leases 42,681 square feet of space for its principal offices at 200 S. Broad Street, Philadelphia, PA, under a lease with Bellevue Associates, a related party, with a remaining term of 7 years. The weighted average base rent is $19.80 per square foot.

         Titles to all of our real estate investments have been searched and reported to us by reputable title companies. The exceptions listed in the title reports will not, in our opinion, interfere materially with our use of the respective properties for the intended purposes.

         We refer you to Schedule III, "Real Estate and Accumulated Depreciation
- December 31, 2002," of the financial statement schedules set forth herein for the amount of encumbrances, initial cost of the properties to us, cost of improvements, the amount at which the properties are carried and the amount of the accumulated depreciation.

Item 3. Legal Proceedings.

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

         From time to time, we are a plaintiff or defendant in various matters arising out of our usual and customary business of owning and investing in real estate, both directly and through joint ventures and partnerships. We expect to be covered against any such liability by our liability insurance, net of any deductibles, though we cannot assure you to this effect. We cannot assure you of the results of pending litigation, but we do not believe that resolution of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Our Common Equity and Related Shareholder Matters.

Shares

         Our shares of beneficial interest began trading on the New York Stock Exchange on November 14, 1997 (ticker symbol: PEI). Before then, our shares were traded on the American Stock Exchange.

         The following table presents the high and low sales prices for our shares, as reported by the New York Stock Exchange, and cash distributions paid for the periods indicated:

                                                                                        Distributions
                                                      High              Low                 Paid
                                                      ----              ---             -------------
Quarter ended March 31, 2002                         $25.50            $22.63               $.51
Quarter ended June 30, 2002                          $27.20            $24.90                .51
Quarter ended September 30, 2002                     $27.11            $20.55                .51
Quarter ended December 31, 2002                      $26.45            $22.52                .51
                                                                                           -----
                                                                                           $2.04


                                                                                       Distributions
                                                      High              Low                 Paid
                                                      ----              ---            -------------
Quarter ended March 31, 2001                         $22.36            $18.94               $.51
Quarter ended June 30, 2001                          $24.70            $20.50                .51
Quarter ended September 30, 2001                     $25.05            $18.25                .51
Quarter ended December 31, 2001                      $23.90            $20.50                .51
                                                                                           -----
                                                                                           $2.04

         As of December 31, 2002, there were approximately 1,300 holders of record of our shares and 13,300 beneficial holders of our shares.

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

Unregistered Offerings

During 2002, the Operating Partnership issued the following Units:

o 167,500 Class A OP Units on April 8, 2002 to the former affiliates of TRO under the TRO earnout.

o 24,337 Class A OP Units on July 10, 2002 to former affiliates of TRO to acquire the remaining 11% interest in Northeast Tower Center.

o 25,372 Class A OP Units on October 18, 2002 to the former owners of the land on which Christiana Power Center (Phase I) is built to complete the acquisition thereof.

         Also during 2002, we issued the following shares in return for an equal number of Units tendered for redemption by limited partners of the Operating
Partnership:

o 9,223 shares on February 4, 2002 in redemption of Class A OP Units tendered by a former affiliate of TRO.

o 868 shares on April 11, 2002 in redemption of Class B OP Units tendered by former owners of Prince George's Plaza, which we acquired for Class B OP Units in September 1998.

o 301,380 shares on May 31, 2002 in redemption of Class A OP Units tendered by the former owners of the land on which Christiana Power Center (Phase
      I) is built, which we acquired for Class A OP units in September 1997.

o 29,000 shares on July 9, 2002 in redemption of Class A OP Units tendered by a former affiliate of TRO.

o 2,000 shares on July 29, 2002 in redemption of Class A OP Units tendered by a former affiliate of TRO.

         All of the foregoing Units and shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.


Item 6. Selected Financial Data.

         The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. Information for 2001, 2000, 1999 and 1998 has been restated in accordance with the discontinued operations provisions of SFAS No. 144. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                         For the Year Ended December 31,
                                                           ----------------------------------------------------------------------
                                                           2002             2001            2000            1999             1998
                                                           ----             ----            ----            ----             ----
(dollars in thousands, except per share results)
Operating results:
Total revenues                                           $126,313         $111,912         $98,832         $88,223          $60,292
Income from continuing operations                         $19,862          $19,591         $30,920         $20,155          $22,723
Net income                                                $23,678          $19,789         $32,254         $20,739          $23,185
Income from continuing operations per
     share-basic                                            $1.23            $1.34           $2.31           $1.56            $1.74
Income from continuing operations per
     share-diluted                                          $1.21            $1.34           $2.31           $1.56            $1.74
Net income per share - basic                                $1.47            $1.35           $2.41           $1.56            $1.74
Net income per share - diluted                              $1.44            $1.35           $2.41           $1.56            $1.74

Balance sheet data:
Investments in real estate, at
     cost                                                $739,429         $636,294        $612,266        $577,521         $509,406
Total assets                                             $703,663         $602,628        $576,663        $547,590         $481,615
Total mortgage, bank and
     construction loans payable                          $450,551         $360,373        $382,396        $364,634         $302,276
Minority interest                                         $32,472          $36,768         $29,766         $32,489          $28,045
Shareholders' equity                                     $188,013         $180,285        $143,906        $133,412         $137,082
Other data
Cash flows from operating activities                      $28,541          $37,655         $44,473         $29,437          $31,302
Cash flows from investing activities                      (24,047)         (25,428)        (36,350)        (64,873)        (159,734)
Cash flows from financing activities                       (1,199)          (8,060)         (9,197)         29,662          133,407
Cash distributions per share                                $2.04            $2.04           $1.92           $1.88            $1.88

Property acquisitions and dispositions are primarily responsible for the significant fluctuations in the Company's historical financial condition and results of operations. See Item 7 for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

         Except where specifically indicated, the following Management's Discussion and Analysis of Financial Condition and Results of Operations does not include the anticipated effects of the proposed transactions described under "Item 1. Business - Recent Developments."

OVERVIEW

         As of December 31, 2002, the Company owned interests in 22 retail properties containing an aggregate of approximately 11.8 million square feet, 19 multifamily properties containing 7,242 units and four industrial properties with an aggregate of approximately 0.3 million square feet. The Company also owns interests in two retail properties currently under development, which are expected to contain an aggregate of approximately 0.8 million square feet upon completion.

         The Company also provides management, leasing and development services for affiliated and third-party property owners with respect to 18 retail properties containing approximately 6.9 million square feet, six office buildings containing approximately 1.1 million square feet and two multifamily properties with 137 units.

         The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PRI. During 2002, the Company continued this trend with two retail properties in its development pipeline, and same store net operating income growth of 6.5% and 1.0% in the retail and multifamily sectors, respectively. Please refer to "Item
1. Business - Recent Developments" and Note 14 to the consolidated financial statements for a discussion of certain currently proposed transactions and other significant events related to our growth strategy. If the proposed transactions are consummated, management, anticipates that it will need to devote significant resources to integrating the properties to be acquired into the Company's existing retail portfolio. This integration process could impact the Company's day-to-day business.

         The Company's net income increased by $3.9 million to $23.7 million for the year ended December 31, 2002 as compared to $19.8 million for the year ended December 31, 2001. Real estate properties sold in 2002 generated gains of $4.1 million as compared to $2.1 million for the properties sold in 2001. Property acquisitions and the placement in service in 2002 of properties previously under development resulted in an increase in Company real estate revenues, with a corresponding increase in property operating expenses, and depreciation, amortization and interest expenses.

         The Company has investments in 14 unconsolidated partnerships and joint ventures (the "Joint Ventures"). The purpose of the Joint Ventures is to own and operate real estate. It is a common practice in the real estate industry to invest in real estate in this manner. Of the 14 Joint Venture properties, the Company managed four of the properties and other parties, including several of the Company's Joint Venture partners, manage the remaining 10 properties. None of the Company's Joint Venture partners are affiliates of the Company. One of the Company's key strategic objectives is to obtain managerial control of all its assets, although the Company cannot assure you that it will do so. The Company holds a non-controlling interest in each Joint Venture, and accounts for the Joint Ventures using the equity method of accounting. Under this accounting method, the Company does not consolidate the Joint Ventures. Instead, the Company records the earnings from the Joint Ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures." Changes in the Company's investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity". For further information regarding the Company's Joint Ventures, see
Note 3 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

         In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including the Company's past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company.

Revenue Recognition

         The Company derives over 90% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $1.0 million in 2002, $0.8 million in 2001 and $1.2 million in 2000. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Deferred revenue represents rental revenue received from tenants prior to their due dates. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. In 2002, the Company accrued $0.6 million of income because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year. Termination fee income is recognized in the period when a termination agreement is signed. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is recognized when it is received.

         The Company's other significant source of revenues comes from management activities, including property management, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities collectively are referred to as "management fees" in the consolidated statement of income. There are no significant cash versus accrual differences for these activities.

Allowance for Doubtful Accounts Receivable

         The Company makes estimates of the collectibility of its accounts receivables related to tenant rents including base rents, straight line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company's net income because a higher bad debt reserve results in less net income.

Real Estate

         Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

         Properties are depreciated using the straight line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

         Buildings                                   30-50 years
         Land Improvements                           15 years
         Furniture/Fixtures                          3-10 years
         Tenant Improvements                         Lease term

         The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. If the Company were to lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

         Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets. Gains from sales of real estate properties generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66 - "Accounting for Real Estate Sales," provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.

Off Balance Sheet Arrangements

         The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures described more fully in Note 3 to the consolidated financial statements. All of these arrangements are accounted for under the equity method because the Company has the ability to exercise significant influence, but not control over the operating and financial decisions of the joint ventures. Accordingly, the Company's share of the earnings of these joint ventures and companies is reflected in consolidated net income based upon the Company's estimated economic ownership percentage.

         To the extent that the Company contributes assets to a joint venture, the Company's investment in the joint venture is recorded at the Company's cost basis in the assets that were contributed to the joint venture. To the extent that the Company's cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and reflected in the Company's share of equity in net income of joint ventures.

Assets Held for Sale

         The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management's opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, a valuation allowance is established. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. Accordingly, the results of operations of operating properties disposed of or classified as held for sale subsequent to January 1, 2002 for which the Company has no significant continuing involvement, are reflected as discontinued operations.

Asset Impairment

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows - undiscounted and without interest charges - to be generated by the property are less than the carrying value of the property. These estimates consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action could impact the determination of whether an impairment exists and whether the effects could materially impact the Company's net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

         The Company conducts an annual review of goodwill balances for impairment and to determine whether any adjustments to the carrying value of goodwill are recognized.

LIQUIDITY AND CAPITAL RESOURCES

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

Credit Facility

         The Company's operating partnership has a $200 million revolving credit facility (the "Credit Facility") with a group of banks. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of 11 properties and have been guaranteed by the Company. There was $130.8 million outstanding under the Credit Facility at December 31, 2002. The Credit Facility expires in December 2003. The initial term of the Credit Facility may be extended for an additional year on the lender's approval. The Company has not yet determined if it will seek to extend the existing Credit Facility or if it will seek another financing alternative.


         The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 130 to 180 basis points, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility. As of December 31, 2002, the margin was set at 165 basis points.

         The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (1) a maximum Leverage Ratio of 65%;
(2) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70%;
(3) a minimum weighted average collateral pool property occupancy of 85%; (4) minimum Tangible Net Worth (as defined in the Credit Facility) of $262 million plus 75% of cumulative net proceeds from the sale of equity securities; (5) minimum ratios of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.55:1 and 1.90:1, respectively, at December 31, 2002; (6) maximum floating rate debt of $200 million; and (7) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of December 31, 2002, the Company was in compliance with all debt covenants.

Capital Resources

         The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact the Company's cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

o     increase in tenant bankruptcies reducing revenue and operating cash flows;
o increase in interest expenses as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;
o     increase in interest rates affecting the Company's net cost of borrowing;
o     increase in insurance premiums and/or the Company's portion of claims;
o eroding market conditions in one or more of the Company's primary geographic regions adversely affecting property operating cash flows; and
o     disputes with tenants over common area maintenance and other charges.

         The Company expects to meet certain long-term capital requirements such as property and portfolio acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to increase the funds available under the Credit Facility by placing acquired or developed properties into the collateral pool upon the achievement of prescribed criteria so as to fund acquisitions, development activities and capital improvements. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The Company also may be unable to sell additional equity securities on terms that are favorable to the Company, if at all. Additionally, the following are some of the potential impediments to accessing additional funds under the Credit
Facility:

o     reduction in occupancy at one or more properties in the collateral pool;
o reduction in appraised value of one or more properties in the collateral pool;
o reduction in net operating income at one or more properties in the collateral pool;
o     constraining leverage covenants under the Credit Facility;
o     increased interest rates affecting interest coverage ratios; and
o reduction in the Company's consolidated earnings before interest, taxes, depreciation and amortization (EBITDA).

         At December 31, 2002 the Company had outstanding borrowings of $130.8 million under its Credit Facility and had pledged $0.7 million under the Credit Facility as collateral for several letters of credit. Of the unused portion of the Credit Facility of approximately $68.5 million, as of December 31, 2002, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $22.6 million based on the existing property collateral pool. As noted, one of the additional means of increasing the Company's borrowing capacity under the Credit Facility is the addition of unencumbered acquisition and/or development properties to the collateral pool. For example, during the first quarter of 2002, the Company placed Creekview Shopping Center, a recently completed retail development project, into the collateral pool, which increased the Company's borrowing capacity by approximately $20 million. The Company expects to place additional projects into the collateral pool to provide additional borrowing capacity, as necessary. The Company believes that the anticipated placement of properties into the collateral pool will allow for sufficient availability of borrowing capacity to fund the development pipeline and acquisition commitments, other than with respect to the proposed Rouse transactions, as well as any short-term liquidity needs that are not fulfilled by cash flows from operations.

Proposed Transactions

         The Company currently expects to incur approximately $285 million of new and assumed indebtedness in order to complete the Rouse transactions described under "Item 1. Business - Recent Developments." The Company currently expects to use the proceeds from an acquisition term loan to finance the purchase of the Rouse malls, and is in discussions with several institutional lenders regarding the loan. The Company will need to obtain the consent of the lenders under the Credit Facility to incur indebtedness under the acquisition term loan and to waive the effect of the proposed Rouse transactions under the debt covenants of the Credit Facility. This consent is not a condition to closing the Rouse transactions, so the Company may be required to terminate the Rouse transactions and forfeit its $2 million deposit to Rouse if the Company is unable to secure the acquisition term loan or obtain the consent of its lenders. If the acquisition term loan and consent of the Company's lenders is secured, and if the Rouse transactions are consummated, the Company will have a higher debt level and interest expense.

         The Company expects to reduce indebtedness by repayment or assumption by Morgan of approximately $206.3 million of indebtedness in connection with the sale of its multifamily portfolio to Morgan described under "Item 1. Business - Recent Developments." In addition, the Company expects to substantially repay the acquisition term loan that it expects to obtain in connection with the Rouse transactions primarily with the cash proceeds from the sale of the multifamily portfolio, which is not expected to close until after the Rouse transaction closes. The Company expects to finance the remainder of the Rouse transaction with additional fixed-rate, non-recourse debt secured by assets acquired from Rouse on an unencumbered basis. If the sale of the multifamily portfolio to Morgan does not occur, then the Company may attempt to repay the term loan with the proceeds of a later sale of some or all of the multifamily portfolio, a sale of equity or other securities or otherwise. The Company cannot assure you that such proceeds will be available on terms that are favorable to the Company, if at all.

         A substantial portion of the expected gain from the sale of our multifamily portfolio to Morgan has been designed under Section 1031 of the Internal Revenue Code to meet the requirements for a tax-deferred exchange. If the Company sells its multifamily portfolio without a corresponding purchase from Rouse or another party, then the Company will incur substantial tax liability, including an obligation to indemnify the former owners of one of the properties included in the multifamily portfolio against the tax consequences of the sale.

Mortgage Notes

         Mortgage notes payable, which are secured by 19 of the Company's wholly-owned properties, are due in installments over various terms extending to the year 2025 with interest at rates ranging from 4.70% to 8.70% with a weighted average interest rate of 7.32% at December 31, 2002. The following table outlines the timing of payment requirements related to the Company's mortgage notes and Credit Facility as of December 31, 2002 (in thousands):

                                                                 Payments by Period
                                    -----------------------------------------------------------------------
                                                           Up to                                 More than
                                             Total        1 Year     2-3 Years    4-5 Years       5 Years
                                    -----------------------------------------------------------------------
      Fixed Rate Mortgages               $ 319,751(1)    $ 10,924     $ 22,794     $ 85,585      $ 200,448
      Revolving Credit Facility            130,800        130,800            -            -              -
                                    -----------------------------------------------------------------------
                                         $ 450,551       $141,724    $  22,794     $ 85,585      $ 200,448
                                    =======================================================================

(1) Includes approximately $206.3 million of mortgages related to the multifamily portfolio.

         The foregoing table includes $18.7 million of balloon payments that come due under the Company's mortgage notes during the next three years. Of this amount, $6.2 million, representing the mortgage on The Woods Apartments, was repaid in January 2003. Also, a balloon payment of $22.1 million, of which the Company's proportionate share is $8.8 million, comes due in December 2003 with respect to a mortgage loan secured by a property owned by a partnership in which the Company has a 40% interest.

         Eight of the Company's multifamily communities are financed with $104 million of permanent, fixed-rate, long-term debt. This debt carries a weighted average fixed interest rate of approximately 6.77%. The eight properties secure the non-recourse loans, which amortize over 30 years and mature in 2009. If the proposed multifamily sale is consummated on its current terms, then we expect that this debt will be assumed by the purchaser as described under "Item 1. Business - Recent Developments - Proposed Sale of Multifamily Portfolio."

         In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The new $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum. In connection with the refinancing, unamortized deferred financing costs of $0.1 million were written off and are reflected as interest expense in the consolidated statements of income in accordance with the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which was adopted by the Company in 2002. If the proposed multifamily sale is consummated on its current terms, then we expect that this mortgage will be assumed by the purchaser as described under "Item 1. Business - Recent Developments - Proposed Sale of Multifamily Portfolio."

Commitments

         At December 31, 2002, the Company had approximately $15.0 million committed to complete current development and redevelopment projects. This amount is expected to be financed through the Credit Facility or through short-term construction loans. In connection with certain development properties acquired as part of the Company's acquisition of TRO, the Company will be required to issue additional Units in its operating partnership to the former owners of the properties upon final determination of the values attributable to the properties. Further, an additional 135,000 Units may have been earned by the former TRO affiliates for the period from January 1, 2002 to September 30, 2002, depending upon the final determination of the Company's adjusted funds of operations for such period.

Cash Flows

         During the year ended December 31, 2002, the Company generated $28.5 million in cash flows from operating activities. Financing activities used cash of $1.2 million including: (1) $33.2 million of distributions to shareholders,
(2) $13.0 million and $4.0 million of repayments on a mortgage note payable and a construction loan payable, respectively, (3) $5.0 million of mortgage notes payable principal installments, (4) $1.7 million of net distributions to OP unit holders and minority partners and (5) $0.2 million payment of deferred financing costs offset by (1) $10.8 million of net proceeds from shares of beneficial interest issued, (2) $32.3 million of net bank loan borrowings and (3)$12.8 million of proceeds from a mortgage loan. Investing activities used cash of $24.0 million including: (1) $25.2 million of investments in wholly-owned real estate assets, (2) $10.0 million of investments in property under development and (3) $1.7 million of investments in partnerships and joint ventures; offset by (1) cash proceeds from sales of real estate interests of $8.9 million and (2) cash distributions from partnerships and joint ventures in excess of equity in income of $4.0 million.

Contingent Liabilities

         The Company along with certain of its joint venture partners has guaranteed debt totaling $5.5 million. The debt matures in 2003 (see Note 3 to the consolidated financial statements).

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

         The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. Please refer to "Item 1. Business - Recent Developments" and Note 14 to the consolidated financial statements for a discussion of certain currently proposed transactions and other significant events. In addition, the Company has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, the Company is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, the Company is considering the disposition of its interests. There can be no assurance that the Company will consummate any such acquisition or disposition.

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

         In 2000, the Company acquired the remaining 35% interest in Emerald Point, a multifamily property located in Virginia Beach, Virginia. The Company paid approximately $11.0 million for the interest, including $5.7 million in assumed debt and $5.3 million borrowed under the Credit Facility.

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

         In July 2002, the Company acquired the remaining 11% interest in Northeast Tower Center pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization. The purchase price for the acquisition consisted of 24,337 Units in the Company's operating partnership, PREIT Associates, L.P.

         In October 2002, the Company acquired the remaining 50% interest in Regency Lakeside Apartments. The Company paid approximately $14.2 million for the interest, including $9.6 million in the form of an assumed mortgage, $2.5 million borrowed under the Credit Facility and $2.1 million in cash.

Dispositions

         In 2001, the Company sold parcels of land located at Paxton Towne Centre in Harrisburg, Pennsylvania and Commons at Magnolia in Florence, South Carolina and an undeveloped parcel of land adjacent to the Metroplex Shopping Center in Plymouth Meeting, Pennsylvania. Consistent with management's stated long-term strategic plan to review and evaluate all joint venture real estate holdings and non-core properties, during 2001 and 2000 the Company sold its interests in several properties. Under this plan, in 2001, the Company sold its interest in the Ingleside Shopping Center in Thorndale, Pennsylvania, and in 2000, the Company sold the CVS Warehouse and Distribution Center in Alexandria, Virginia; Valleyview Shopping Center in Wilmington, Delaware; Forestville Shopping Center in Forestville, Maryland and the Company's 50% interest in Park Plaza Shopping Center in Pinellas Park, Florida.

         In July 2002, the Company sold Mandarin Corners shopping center in Jacksonville, Florida for $16.3 million. The Company recorded a gain on the sale of approximately $4.1 million. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, the operating results and gain on sale of Mandarin Corners Shopping Center are included in discontinued operations for all periods presented.

         In 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for a purchase price of $3.2 million. The Company will recognize a gain of approximately $2.0 million in 2003 as a result of this sale.

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

RELATED PARTY TRANSACTIONS/OFF BALANCE SHEET ARRANGEMENTS

         The Company provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company have either direct or indirect ownership interests, including Ronald Rubin, the Company's Chairman and Chief Executive Officer. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates. As discussed in "Item 1. Business - Recent Developments," the Company expects that one such management agreement, with respect to Christiana Mall, will be cancelled and that the Company will receive a $2 million brokerage fee from the sale of that mall if the Rouse transaction is consummated.

         The Company has no material off-balance sheet transactions other than the Joint Ventures described in Note 3 of the consolidated financial statements and the "Overview" section above, and the interest rate swap agreements discussed in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk." No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

         The Company leases its corporate home office space from Bellevue Associates, an affiliate of certain officers of the Company, including Ronald Rubin, the Company's Chairman and Chief Executive Officer. In the third quarter of 2002, the Company expanded this lease to include additional space within the same building. Management believes that the lease terms were established at market rates at the commencement of the lease.

         In connection with the Company's acquisition of TRO in 1997, the Company issued 200,000 Class A Units in its operating partnership, and agreed to issue up to 800,000 additional Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 Class A Units had been issued. A special committee of disinterested members of the Company's Board of Trustees will determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned. Additional Units also will be payable with respect to development properties acquired in the TRO transaction in an amount to be determined by the special committee based on the Contribution Agreement under which the Company acquired its interest in the properties and on the other factors that the special committee deems relevant. The recipients of the Class A Units include officers of the Company, including Ronald Rubin, who were partners of TRO at the time of the Company's acquisition of TRO. Officers of the Company, including Ronald Rubin, also are parties to the Rouse transaction through their ownership interest in New Castle Associates, as described in "Item 1. Business - Recent Developments."

RESULTS OF OPERATIONS

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

         Net income increased by $3.9 million to $23.7 million ($1.47 per share) for the year ended December 31, 2002 as compared to $19.8 million ($1.35 per share) for the year ended December 31, 2001. This increase was primarily because of increased gains on the sale of real estate interests and increased net operating income from properties placed in service or acquired in 2002.

         Revenues increased by $14.4 million or 13% to $126.3 million for the year ended December 31, 2002 from $111.9 million for the year ended December 31, 2001. Gross revenues from real estate increased by $14.4 million to $114.6 million for the year ended December 31, 2002 from $100.2 million for the year ended December 31, 2001. This increase in gross revenues resulted from an $11.2 million increase in base rents, a $3.1 million increase in expense reimbursements and a $0.2 million increase in percentage rents. Base rents increased due to a $9.5 million increase in retail rents, resulting primarily from the inclusion of rents from the newly acquired Beaver Valley Mall ($6.4 million) and two properties under development in 2001 that were placed in service ($2.0 million), and higher rents due to new and renewal leases at higher rates in 2002. Base rents also increased due to a $1.6 million increase in multifamily rents, resulting primarily from rental rate increases. Expense reimbursements increased due to an increase in reimbursable property operating expenses. Management company revenue decreased by $0.3 million. Interest and other income increased by $0.3 million due to increased interest on notes receivable from Joint Ventures.

         Property operating expenses increased by $4.5 million to $37.5 million for the year ended December 31, 2002 compared to $33.0 million for the year ended December 31, 2001. Real estate and other taxes increased by $1.5 million due to higher property tax rates. Payroll expense increased $0.7 million due to normal salary increases and increased benefit costs. Utilities increased by $0.1 million. Other operating expenses increased by $2.2 million due primarily to increased insurance and repairs and maintenance expenses. Property operating expenses also were generally higher due to the newly acquired Beaver Valley Mall.

         Depreciation and amortization expense increased by $4.0 million to $21.4 million for the year ended December 31, 2002 from $17.4 million for the year ended December 31, 2001 due to $1.2 million from the newly acquired Beaver Valley Mall, $1.1 million from two properties under development in 2001 that were placed in service, and $1.7 million from additional property improvements.

         General and administrative expenses increased by $1.1 million to $24.7 million for the year ended December 31, 2002 from $23.6 million for the year ended December 31, 2001 primarily due to a $0.8 million increase in payroll and benefits and a $0.3 million increase in marketing costs.

         Interest expense increased by $3.5 million to $28.0 million for the year ended December 31, 2002 as compared to $24.5 million for the year ended December 31, 2001. Mortgage interest increased by $1.7 million. This was primarily due to $2.7 million interest expense for the Beaver Valley Mall mortgage and increased interest expense at Camp Hill Apartments of $0.6 million due to a mortgage refinancing at a higher rate in 2002, partially offset by a $1.4 million reduction in interest expense associated with the repayment of a construction note payable at Paxton Towne Centre. Bank loan interest expense increased by $1.8 million because of greater weighted average amounts outstanding in 2002 as compared to 2001.

         Equity in income of partnerships and joint ventures increased by $0.9 million to $7.4 million for the year ended December 31, 2002 from $6.5 million for the year ended December 31, 2001. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

         Gains on sales of interests in real estate were $2.1 million in the year 2001 resulting from the sale of the Company's interests in Ingleside Center in Thorndale, Pennsylvania and land parcels at Commons at Magnolia and Paxton Towne Centre in 2001.

         Minority interest in the operating partnership decreased $0.3 million to $2.2 million for the year ended December 31, 2002 from $2.5 million for the year ended December 31, 2001.

         Income from discontinued operations increased $3.6 million in the year ended 2002 compared with the year ended 2001. This increase resulted from the $4.1 million gain on the sale of Mandarin Corners Shopping Center, partially offset by a $0.1 decrease in results of operations and by minority interest.

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

         Net income decreased by $12.5 million to $19.8 million ($1.35 per share) for the year ended December 31, 2001 as compared to $32.3 million ($2.41 per share) for the year ended December 31, 2000.

         Revenues increased by $13.1 million or 13% to $111.9 million for the year ended December 31, 2001 from $98.8 million for the year ended December 31, 2000. Gross revenues from real estate increased by $2.8 million to $100.2 million for the year ended December 31, 2001 from $97.4 million for the year ended December 31, 2000. This increase in gross revenues resulted from a $4.7 million increase in base rents, a $0.3 million increase in percentage rents and a $1.5 million increase in expense reimbursements. Offsetting this increase is a $3.7 million decrease in lease termination fees from $4.9 million in 2000 to $1.2 million in 2001. Lease termination fees in 2000 included a $4.0 million fee received in connection with the sale of the CVS Warehouse and Distribution Center. Base rents increased due to a $3.3 million increase in retail rents, resulting from two properties under development in 2000 that were placed in service, and higher rents due to new and renewal leases at higher rates in 2001. These increases include an offset from the sale of two retail properties that were sold in the third quarter of 2000, resulting in a $0.8 million reduction in base rents. Base rents also increased due to a $1.8 million increase in multifamily rents, resulting from rental rate increases and higher occupancy rates. The increase in base rents was offset by a $0.4 million decrease in industrial rents due to the sale of the CVS Warehouse and Distribution Center. Percentage rents increased due to higher tenant sales levels. Expense reimbursements increased due to two properties under development in 2000 that were placed in service, increased property operating expenses and the recovery of 2000 renovation costs over 10 years at Dartmouth Mall. Management fees were $11.3 million for the year ended December 31, 2001. This entire amount represents an increase in consolidated revenues in 2001 because PRI was not consolidated in 2000. Interest and other income decreased by $1.0 million because interest income on a loan with PRI was eliminated in 2001 due to the consolidation of PRI effective January 1, 2001. Without the effects of the consolidation of PRI, the Company's revenues for 2001 would have increased by $1.4 million over revenues in 2000.

         Property operating expenses increased by $0.7 million or 2% to $33.0 million for the year ended December 31, 2001 from $32.3 million for the year ended December 31, 2000. Payroll expense increased $0.4 million or 7% due to normal salary increases and increased benefit costs. Real estate and other taxes increased by $0.5 million as two properties under development in 2000 were placed in service and tax rates were slightly higher for properties owned during both periods, partially offset by savings from the sale of two properties in 2000. Utilities decreased by $0.1 million. Other operating expenses decreased by $0.1 million due to decreased repairs and maintenance expenses.

         Depreciation and amortization expense increased by $2.3 million to $17.4 million for the year ended December 31, 2001 from $15.1 million for the year ended December 31, 2000 primarily due to $0.9 million from two properties under development in 2000 now placed in service and $1.4 million from a higher asset base, of which $0.9 million is attributable to the 2000 renovation at Dartmouth Mall.

         General and administrative expenses increased by $18.6 million to $23.6 million for the year ended December 31, 2001 from $5.0 million for the year ended December 31, 2000. The primary reason for the increase is the consolidation of PRI in 2001, which accounted for $16.3 million of the increase. General and administrative expenses also increased primarily due to a $1.2 million increase in payroll and benefits expenses, as well as minor increases in several other expense categories totaling $1.0 million in the aggregate.

         Interest expense increased by $1.1 million to $24.5 million for the year ended December 31, 2001 as compared to $23.4 million for the year ended December 31, 2000. Retail mortgage interest increased by $0.4 million. Of this amount, $0.6 million was due to a full year of interest on a mortgage for a property placed in service in 2000, offset by $0.2 million due to amortization of mortgage balances. Multifamily mortgage interest decreased by $0.1 million due to amortization of mortgage balances. Bank loan interest expense increased by $0.8 million because of higher amounts outstanding in 2001 as compared to 2000, and because of lower capitalized interest in 2001 due to development assets placed in service in 2001.

         Equity in loss of PREIT-RUBIN, Inc. was $6.3 million in the year ended December 31, 2000. There was no corresponding amount in 2001 due to the consolidation of PRI in 2001.

         Equity in income of partnerships and joint ventures decreased by $0.8 million to $6.5 million in the year ended December 31, 2001 from $7.3 million in the year ended December 31, 2000. The decrease was primarily due to a mortgage prepayment fee of $0.3 million, and increased interest and bad debt expenses.

         Minority interest in the operating partnership decreased $1.1 million to $2.5 million in the year ended December 31, 2001 from $3.6 million in the year ended December 31, 2000.

         Gains on sales of interests in real estate were $2.1 million and $10.3 million, respectively, in the years ended December 31, 2001 and 2000 resulting from the sales of the Company's interests in Ingleside Center and land parcels at the Commons at Magnolia Shopping Center and Paxton Towne Centre in 2001, and Park Plaza, the CVS Warehouse and Distribution Center, Valley View Shopping Center and Forestville Shopping Center in 2000.

SAME STORE PROPERTIES

         Retail sector net operating income, for the year ended December 31, 2002 for the properties owned since January 1, 2001 (the "Same Store Properties"), increased by $3.0 million or 6.5% over the year ended December 31, 2001. This increase resulted from new and renewal leases at higher rates, higher occupancy and higher percentage rents in 2002 as compared to 2001. Multifamily sector same store net operating income growth was $0.3 million or 1.0% for the year ended December 31, 2002 due to revenue increases of 1.4% which were partially offset by increases in real estate taxes, utilities, apartment turnover expenses, repairs and maintenance and insurance costs.

         Net operating income is derived from revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with
GAAP). Net operating income does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on investment on the properties, and provides a comparison measurement of the properties over time.

         Set forth below is a schedule comparing the net operating income for the Same Store Properties for the year ended December 31, 2002, as compared to the year ended December 31, 2001 (in thousands):

                           For the year ended                         For the year ended
                            December 31, 2002                          December 31, 2001
                  ---------------------------------------   ----------------------------------------
                      Same Store            Total               Same Store            Total
                  ---------------------------------------   ----------------------------------------
Retail
      Revenues        $ 67,272           $ 100,393              $ 63,897             $ 79,951
      Expenses         (18,823)            (28,534)              (18,423)             (22,108)
                      ----------------------------              -----------------------------
      NOI             $ 48,449            $ 71,859              $ 45,474             $ 57,843
                      ============================              =============================


Multifamily
      Revenues        $ 57,168            $ 57,582              $ 56,394             $ 56,394
      Expenses         (23,888)            (24,103)              (23,456)             (23,456)
                      ----------------------------              -----------------------------
      NOI             $ 33,280            $ 33,479              $ 32,938             $ 32,938
                      ============================              =============================

         A reconciliation of total net operating income to net income is presented in Note 12 of the consolidated financial statements.

FUNDS FROM OPERATIONS

         Funds from Operations ("FFO") is an important and widely used financial measure of the operating performance of real estate companies and is provided here as a supplemental measure of operating performance. FFO is not specifically defined by accounting principles generally accepted in the United States ("GAAP"). Given the nature of our business as a real estate company, we believe that FFO is helpful to investors as a measure of operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance such as various non-recurring items, gains and losses on sales of real estate and related depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult to conduct.

         FFO is defined as income before gains (losses) on property sales and extraordinary items (computed in accordance with GAAP) plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs.

         The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

         FFO increased 14.5% to $51.2 million for the year ended December 31, 2002, as compared to $44.7 million in 2001. The increase was primarily due to completed development projects, the acquisition of a 30% interest in Willow Grove Park; the acquisition of Beaver Valley Mall; and internal growth in the Company's retail portfolio.

         The following information is provided to reconcile net income, which we believe is the most directly comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands, except per share data):

Rounded

                                                                             For the year ended December 31,
                                                                     2002      per share        2001      per share
                                                                   ---------------------      ---------------------
Net income                                                         $23,678          1.32      $19,789          1.20
      Minority interest in operating partnership                     2,194          0.12        2,499          0.15
      Minority interest in discontinued operations                     421          0.02           25           -
      Gains on sales of interests in real estate                       -             -         (2,107)        (0.13)
      Gains on dispositions of discontinued operations              (4,085)        (0.23)         -             -
      Depreciation and amortization:
             Wholly owned & consolidated partnership                21,151          1.18 (1)   17,145          1.04 (1)
             Unconsolidated partnerships & joint ventures            7,446          0.42 (1)    6,264          0.38 (1)
             Discontinued operations                                   285          0.02          406          0.02
      Excess purchase price over net assets acquired                   -             -            423          0.02
      Prepayment fee                                                    77           -            255          0.02 (2)
                                                                   ---------------------      ---------------------
FUNDS FROM OPERATIONS                                              $51,167          2.85 (3)  $44,699          2.70 (3)
                                                                   =====================      =====================

Weighted average number of shares outstanding                       16,162                     14,657
Weighted average effect of full conversion of OP Units               1,805                      1,869
                                                                   -------                    -------
Total weighted average shares outstanding, including OP Units       17,967                     16,526
                                                                   -------                    -------

1) Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
2) Prepayment fee for the refinancing of the mortgage on Camp Hill Apartments in 2002 and Countrywood Apartments in 2001.
3) Includes the non-cash effect of straight-line rents of $1.0 million and $1.1 million for year to date 2002 and 2001, respectively.

CAPITAL EXPENDITURES

         Substantially all of the Company's recurring capital expenditures in 2002 related to its multifamily properties. The multifamily properties expended $2.5 million for recurring capital expenditures, ($340 per unit owned adjusted for partnership interests). The Company's policy is to capitalize expenditures for floor coverings, appliances and major exterior preparation and painting for apartments. During 2002, $1.8 million ($251 per unit owned adjusted for partnership interests) was expended for floor covering and $0.7 million ($101 per unit owned adjusted for partnership interests) for appliances.

COMPETITION

         The Company's shopping centers compete with other shopping centers in their trade areas as well as alternative retail formats, including catalogues, home shopping networks and internet commerce. Apartment properties compete for tenants with other multifamily properties as well as single family housing alternatives in their markets. Economic factors, such as employment trends and the level of interest rates, impact shopping center sales as well as a prospective tenant's choice to rent or own his/her residence. Some of our properties are of the same type and are within the same market area as other competitive properties. This results in the competition for both acquisition of prime sites and for tenants to occupy the space that we and our competitors develop and manage. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain.


SEASONALITY

         Shopping center leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season.

INFLATION

         Inflation can have many effects on the financial performance of the Company. Shopping center leases often provide for the payment of rents based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on the Company. Apartment leases are normally for a one-year term, which may allow the Company to seek increased rents as leases are renewed or when new tenants are obtained. However, during times when inflation is greater than increases in rent as provided for in leases, net increases may not keep up with inflation.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market interest rates. In order to mitigate the impact of fluctuation in market interest rates, the Company entered into two interest rate swap agreements with notional amounts totaling $75.0 million. All derivative instruments are entered into for other than trading purposes. As of December 31, 2002, the Company's consolidated debt portfolio consisted of $319.8 million in fixed rate mortgage notes and $130.8 million borrowed under its Revolving Facility, which has a variable interest rate.

         Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual December 31, 2002 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $15.6 million at December 31, 2002. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $16.6 million at December 31, 2002. Based on the variable-rate debt included in the Company's debt portfolio, including two interest rate swap agreements, as of December 31, 2002, a 100 basis point increase in interest rates would have resulted in an additional $0.6 million in interest incurred in 2002. A 100 basis point decrease would have reduced interest incurred by $0.6 million in 2002.

         To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To limit overall interest cost, the Company may use interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. The Company may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

         Mortgage notes payable, which are secured by 19 of the Company's wholly-owned properties, are due in installments over various terms extending to the year 2025 with interest at rates ranging from 4.70% to 8.70% with a weighted average interest rate of 7.32% at December 31, 2002.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments at December 31, 2002. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                           Fixed Interest Rate
Notional Amount            vs. 30-day LIBOR            Maturity Date
--------------             ------------------          --------------
$20 million                      6.02%                 December 2003
$55 million                      6.00%                 December 2003

         As of December 31, 2002, the derivative instruments were reported at their fair value as a liability of $3.5 million. This amount is included in accrued expenses and other liabilities on the accompanying consolidated balance sheet.

         Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the consolidated balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to incur interest expense of approximately $2.9 million of the current balance held in accumulated other comprehensive income/loss.

DISCLOSURE OF LIMITATIONS

         As the information presented above includes only those exposures that exist as of December 31, 2002, it does not consider those exposures or positions which could arise after that date. The information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest rates.

Item 8. Financial Statements and Supplementary Data.

         Our consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2002, 2001 and 2000, and the notes thereto, and the report of independent auditors thereon, and our summary of unaudited quarterly financial information for the years ended December 31, 2002 and 2001, and the financial statement schedules begin on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On July 16, 2002, our Audit Committee approved the dismissal of Arthur Andersen LLP as our independent auditors. On July 18, 2002, our Board of Trustees, upon the recommendation of our Audit Committee, appointed KPMG LLP to serve as our independent auditors for 2002.

         Arthur Andersen's reports on our consolidated financial statements for each of the two fiscal years preceding its dismissal did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

         During each of our two most recent fiscal years preceding our dismissal of Arthur Andersen, and through the date of such dismissal, there were: (1) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements for such years; and (2) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         We provided Arthur Andersen with a copy of the foregoing disclosures and requested that Arthur Andersen provide us with a copy of the letter required by Item 304(a)(3) of Regulation S-K confirming whether it agrees or disagrees with such disclosures. After reasonable efforts to obtain such letter, we were advised that Arthur Andersen no longer has the ability to provide such a letter, and therefore we rely on the provisions of Item 304T(b)(2) of Regulation S-K to excuse our inability to comply with the requirements of Item 304(a)(3) of Regulation S-K.

         During each of our two most recent fiscal years preceding our appointment of KPMG LLP, and through the date of such appointment, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

Item 10. Trustees and Executive Officers of the Trust.

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2003, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2003, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

The information required by this Item concerning security ownership is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2003, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of December 31, 2002:






                                                                                                   Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                             Number of securities to                 Weighted-average              equity compensation
                             be issued upon exercise                 exercise price of               plans (excluding
                             of outstanding options,               outstanding options,          securities reflected in
                               warrants and rights                  warrants and rights                 column (a))
                             -------------------------           --------------------------       ------------------------- ------
                                       (a)                                 (b)                              (c)
Equity compensation
Plans approved by
Security holders                   761,110 (1)                         $ 23.24                           477,227 (2)
                                  --------                             -------                           --------

Equity compensation
plans not approved by
Security holders                       --  (3)                              --                            45,000
                                  --------                             -------                           --------
Total                              761,110                             $ 23.24                           522,227
                                  ========                             =======                           ========

(1) Does not include 185,907 restricted shares awarded under our 1999 Equity Incentive Plan that were outstanding and unvested at December 31, 2002.

(2) Includes 194,211 shares available for awards under our 1999 Equity Incentive Plan, 19,500 shares available for awards under our 1990 Stock Option Plan for Non-Employee Trustees and 263,516 shares available for issuance under our Employee Share Purchase Plans, in each case as of December 31, 2002. In addition, shares that are subject to options under our 1990 Incentive and Nonqualified Stock Option Plan and 1997 Stock Option Plan, and the PREIT-RUBIN, Inc. 1998 Stock Option Plan, that expire or otherwise terminate according to their terms automatically are made available for awards under the 1999 Plan.

(3) Does not include 5,000 restricted shares awarded under our Restricted Share Plan for Non-Employee Trustees that were outstanding and unvested at December 31, 2002. Our Restricted Share Plan for Non-Employee Trustees is our only equity compensation plan not approved by our shareholders. The Restricted Share Plan for Non-Employee Trustees was adopted by our Board of Trustees in 2002, and authorizes us to issue to our Trustees who are not employees of PREIT or any of our affiliates up to an aggregate of 50,000 restricted shares. The plan provides for the automatic grant of 1,000 shares to each non-employee Trustee on January 31 of each year, and 5,000 restricted shares had been granted under the plan as of December 31, 2002. The restricted shares vest in three approximately equal annual installments so long as the recipient remains our Trustee. The plan is administered by our Executive Compensation and Human Resources Committee.


Item 13. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2003, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Item 14. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days of the filing date of this report, and have concluded as follows:

o Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our Exchange Act reports is recorded, processed, summarized and reported accurately and on a timely basis.

o Information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

     There have not been any significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls after the date of the evaluation described above.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

         (1)        Financial Statements

                    Independent Auditors' Report                                                               F-1

                    Consolidated Balance Sheets as of December 31, 2002 and 2001                               F-2

                    Consolidated Statements of Income for the years ended
                    December 31, 2002, 2001 and 2000                                                           F-3 to F-4

                    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                    for the years ended December 31, 2002, 2001 and 2000                                       F-5

                    Consolidated Statements of Cash Flows for the years
                    ended December 31, 2002, 2001 and 2000                                                     F-6

                    Notes to Consolidated Financial Statements                                                 F-7-F-29

                    Opinion of Independent Auditors for Lehigh Valley Associates                               F-30

                    Opinion of Independent Auditors for Lehigh Valley Associates                               F-31

         (2)        Financial Statement Schedules

                    II    -   Valuation and Qualifying Accounts                                                S-1

                    III   -   Real Estate and Accumulated Depreciation                                         S-2-S-3

                    All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statements or notes thereto.


(3) Exhibits

Exhibit No.          Description
----------           -----------
2.1*     Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC,
         The Rouse Company of New Jersey, LLC and PR Cherry Hill Limited
         Partnership, dated as of March 7, 2003.

2.2*     Agreement of Purchase and Sale among Echelon Mall Joint Venture and
         Echelon Acquisition, LLC and PR Echelon Limited Partnership, dated as of March 7, 2003.

2.3*     Agreement of Purchase and Sale among Gallery at Market East, LLC and PR
         Gallery I Limited Partnership, dated as of March 7, 2003.

2.4*     Agreement of Purchase and Sale among The Rouse Company Of Nevada, LLC,
         The Rouse Company Of New Jersey, LLC and PR Moorestown Limited
         Partnership, dated as of March 7, 2003.

2.5* Agreement of Purchase and Sale between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, dated as of March 7, 2003.

2.6*     Agreement of Purchase and Sale between The Rouse Company, L.P. and PR
         Exton Limited Partnership, dated as of March 7, 2003.

3.1      Trust Agreement as Amended and Restated on December 16, 1997, filed as
         Exhibit 3.2 to PREIT's Current Report on Form 8-K dated December 16,
         1997, is incorporated herein by reference.

3.2*     By-Laws of PREIT as amended through October 30, 2002.

4.1      First Amended and Restated Agreement of Limited Partnership, dated
         September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.15 to
         PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2      First Amendment to the First Amended and Restated Agreement of Limited
         Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.1 to PREIT's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.3      Second Amendment to the First Amended and Restated Agreement of Limited
         Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.2 to PREIT's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4      Third Amendment to the First Amended and Restated Agreement of Limited
         Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.3 to PREIT's Current Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5      Rights Agreement dated as of April 30, 1999 between PREIT and American
         Stock Transfer and Trust Company, as Rights Agent, filed as exhibit 1 to PREIT's Registration Statement on Form 8-A dated April 29, 1999, is incorporated herein by reference.

+10.1 Employment Agreement, dated as of January 1, 1990, between the Trust and Sylvan M. Cohen, filed as exhibit 10.1 to PREIT's Annual Report on
         Form 10-K for the fiscal year ended August 31, 1990, incorporated herein by reference.

+10.2    Second Amendment to Employment Agreement, dated as of September 29,
         1997, between PREIT and Sylvan M. Cohen, filed as exhibit 10.36 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.3    PREIT's 1990 Incentive Stock Option Plan, filed as Appendix A to
         Exhibit "A" to PREIT's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.



+10.4    PREIT's Amended and Restated 1990 Stock Option Plan for Non-Employee
         Trustees, filed as Appendix A to PREIT's definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on
         November 18, 1997, is incorporated herein by reference.

+10.5    Amendment No. 2 to PREIT's 1990 Stock Option Plan for Non-Employee
         Trustees, filed as exhibit 10.9 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is incorporated herein by reference.

+10.6 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and Jonathan B. Weller, filed as exhibit 10.6 to PREIT's
         Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.7 PREIT's Amended Incentive and Non Qualified Stock Option Plan, filed as exhibit A to PREIT's definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

+10.8 Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of PREIT, filed as exhibit 10.40 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.9    Amendment No. 1 to PREIT's 1990 Incentive and Non-Qualified Stock
         Option Plan, filed as exhibit 10.16 to PREIT's Annual Report on Form
         10-K for the year ended December 31, 1998, is incorporated herein by reference.

+10.10 PREIT's 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as exhibit B to PREIT's definitive proxy statement for the Annual
         Meeting of Shareholders on December 15, 1994 which was filed November
         17, 1994, as incorporated herein by reference.

+10.11 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and Jeffrey Linn, filed as exhibit 10.11 to PREIT's
         Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

10.12 PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between PREIT and PREIT
         Associates, L.P., filed as exhibit 10.15 to PREIT's Current Report on
         Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.13    Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and
         PREIT, as initial trustee, filed as exhibit 10.16 to PREIT's Current
         Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.14    TRO Contribution Agreement, dated as of July 30, 1997, among PREIT,
         PREIT Associates, L.P., and the persons and entities named therein, filed as exhibit 10.17 to PREIT's Current Report on Form 8-K dated
         October 14, 1997, is incorporated herein by reference.

10.15    First Amendment to TRO Contribution Agreement, dated September 30,
         1997, filed as exhibit 10.18 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.16    Contribution Agreement (relating to the Court at Oxford Valley,
         Langhorne, Pennsylvania), dated as of July 30, 1997, among PREIT, PREIT
         Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley
         Associates, L.P., filed as exhibit 10.19 to PREIT's Current Report on
         Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.17    First Amendment to Contribution Agreement (relating to the Court at
         Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as exhibit 10.20 to PREIT's Current Report on Form 8-K dated
         October 14, 1997, is incorporated herein by reference.

10.18    Contribution Agreement (relating to Northeast Tower Center,
         Philadelphia, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 10.22 to PREIT's Current
         Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.19    First Amendment to Contribution Agreement (relating to Northeast Tower
         Center, Philadelphia, Pennsylvania), dated as of December 23, 1998, among PREIT, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 2.2 to PREIT's Current
         Report on Form 8-K dated January 7, 1999, is incorporated herein by reference.

10.20 Contribution Agreement (relating to the pre-development properties named therein), dated as of July 30, 1997, among PREIT, PREIT
         Associates, L.P., and TRO Predevelopment, LLC, filed as exhibit 10.23 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.21 First Amendment to Contribution Agreement (relating to the pre-development properties), dated September 30, 1997, filed as exhibit
         10.24 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.22    First Refusal Rights Agreement, effective as of September 30, 1997, by
         Pan American Associates, its partners and all persons having an interest in such partners with and for the benefit of PREIT Associates, L.P., filed as exhibit 10.25 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.23 Contribution Agreement among the Woods Associates, a Pennsylvania limited partnership, certain general, limited and special limited partners thereof, PREIT Associates, L.P., a Delaware limited partnership, and PREIT dated as of July 24, 1998, as amended by Amendment #1 to the Contribution Agreement, dated as of August 7, 1998, filed as exhibit 2.1 to PREIT's Current Report on Form 8-K dated August
         7, 1998, is incorporated herein by reference.

10.24    Purchase and Sale and Contribution Agreement dated as of September 17,
         1998 by and among Edgewater Associates #3 Limited Partnership, an
         Illinois Limited partnership, Equity-Prince George's Plaza, Inc., an
         Illinois corporation, PREIT Associates, L.P., a Delaware limited partnership and PR PGPlaza LLC, a Delaware limited liability company, filed as exhibit 2.1 to PREIT's Current Report on Form 8-K dated
         September 17, 1998 is incorporated herein by reference.

10.25 Purchase and Sale Agreement dated as of July 24, 1998 by and between Oaklands Limited Partnership, a Pennsylvania limited partnership, and PREIT Associates, L.P. a Delaware limited partnership, filed as exhibit
         2.1 to PREIT's Current Report on Form 8-K dated August 27, 1998 is incorporated herein by reference.

10.26    Registration Rights Agreement, dated as of September 30, 1997, among
         PREIT and the persons listed on Schedule A thereto, filed as exhibit
         10.30 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.27    Registration Rights Agreement, dated as of September 30, 1997, between
         PREIT and Florence Mall Partners, filed as exhibit 10.31 to PREIT's
         Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.28    Letter Agreement, dated March 26, 1996, by and among The Goldenberg
         Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth
         Goldenberg, filed as exhibit 10.32 to PREIT's Current Report on Form
         8-K dated October 14, 1997, is incorporated herein by reference.

10.29    Letter Agreement dated July 30, 1997, by and between The Goldenberg
         Group and Ronald Rubin, filed as exhibit 10.33 to PREIT's Current
         Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.30 Amended and Restated Employment Agreement, dated as of April 2, 2002, between PREIT and Ronald Rubin, filed as exhibit 10.1 to the Trust's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is incorporated herein by reference.

+10.31   Employment Agreement effective January 1, 1999 between PREIT and Edward
         Glickman, filed as exhibit 10.30 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is incorporated herein by reference.

+10.32   PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of
         September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates
         Bank, N.A., filed as exhibit 10.38 to PREIT's Current Report on Form
         8-K dated October 14, 1997, is incorporated herein by reference.

+10.33   PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 PREIT's
         Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.34   1997 Stock Option Plan, filed as exhibit 10.41 to PREIT's Current
         Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.35   Amendment No. 1 to PREIT's 1997 Stock Option Plan, filed as Exhibit
         10.48 to PREIT's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998, is incorporated herein by reference.


 10.36   PREIT's Special Committee of the Board of Trustees' Statement Regarding
         Adjustment of Earnout Performance Benchmarks Under the TRO Contribution
         Agreement, dated December 29, 1998, filed as Exhibit 10.1 to the
         PREIT's Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

+10.37   PREIT's 1998 Non-Qualified Employee Share Purchase Plan, filed as exhibit 4 to PREIT's Form S-3 dated January 6, 1999, is incorporated herein by reference.

+10.38 Amendment No. 1 to PREIT's Non-Qualified Employee Share Purchase Plan, filed as exhibit 10.52 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.39 PREIT's 1998 Qualified Employee Share Purchase Plan, filed as exhibit 4 to PREIT's Form S-8 dated December 30, 1998, is incorporated herein by reference.

+10.40 Amendment No. 1 to PREIT's Qualified Employee Share Purchase Plan, filed as exhibit 10.54 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.41   PREIT-RUBIN Inc. 1998 Stock Option Plan, filed as Exhibit 4 to PREIT's
         Form S-3 dated March 19, 1999, is incorporated herein by reference.

+10.42 Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as exhibit 10.56 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

10.43    Promissory Note, dated April 13, 1999, by and between PREIT and GMAC
         Commercial Mortgage Corporation, a California corporation ("GMAC"), filed as exhibit 10.1 to the PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.44 Mortgage and Security Agreement, dated April 13, 1999, by and between the Registrant and GMAC, filed as exhibit 10.2 to PREIT's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.45    Promissory Note, dated April 13, 1999, by and between PR Marylander
         LLC, a Delaware limited liability company ("PR Maryland"), and GMAC, filed as exhibit 10.3 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.46 Indemnity Deed of Trust and Security Agreement, dated April 13, 1999, by and between PR Marylander and GMAC, filed as exhibit 10.4 to the PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1999, is incorporated herein by reference.

10.47 Indemnity Deed of Trust and Security Agreement, dated April 13, 1999, by and between PR Kenwood Gardens LLC, a Delaware limited liability company ("PR Kenwood Gardens"), and GMAC, filed as exhibit 10.5 to PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1999, is incorporated herein by reference.

10.48    Mortgage and Security Agreement, dated April 13, 1999, by and between
         PR Kenwood Gardens and GMAC, filed as exhibit 10.6 to PREIT's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.49    Promissory Note, dated April 13, 1999, by and between GP Stones Limited
         Partnership, a Florida limited partnership ("GP Stones"), and GMAC, filed as exhibit 10.7 to PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.50    Mortgage and Security Agreement, dated April 13, 1999, by and between
         GP Stones and GMAC, filed as exhibit 10.8 to PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.51    Promissory Note, dated April 13, 1999, by and between PR Boca Palms
         LLC, a Delaware limited liability company ("PR Boca Palms"), and GMAC, filed as exhibit 10.9 to PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.


10.52    Mortgage and Security Agreement, dated April 13, 1999, by and between
         PR Boca Palms and GMAC, filed as exhibit 10.10 to PREIT's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.53 Promissory Note, dated April 13, 1999, by and between PR Pembroke LLC, a Delaware limited liability company ("PR Pembroke"), and GMAC, filed as exhibit 10.11 to PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.54    Mortgage and Security Agreement, dated April 13, 1999, by and between
         PR Pembroke and GMAC, filed as exhibit 10.12 to PREIT's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.55    Promissory Note, dated April 13, 1999, by and between PR Hidden Lakes
         LLC, a Delaware limited liability company ("PR Hidden Lakes"), and GMAC, filed as exhibit 10.13 to PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.56    Mortgage and Security Agreement, dated April 13, 1999, by and between
         PR Hidden Lakes and GMAC, filed as exhibit 10.14 to PREIT's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.57    Promissory Note, dated April 13, 1999, by and between PREIT Associates
         L.P., a Delaware limited partnership ("PREIT Associates"), and GMAC, filed as exhibit 10.15 to PREIT's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.58    Mortgage and Security Agreement, dated April 13, 1999, by and between
         PREIT Associates and GMAC, filed as exhibit 10.16 to PREIT's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

+10.59 PREIT's 1999 Equity Incentive Plan, filed as Appendix A to PREIT's definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

10.60    Credit Agreement, dated as of December 28, 2000, among PREIT
         Associates, PREIT, each Subsidiary Borrower (as defined therein) and the leading institution named therein, filed as exhibit 10.67 to PREIT's Current Report on Form 8-K filed on January 5, 2001, is incorporated herein by reference.

10.61 Form of Revolving Note, dated December 28, 2000, filed as exhibit 10.68 to PREIT's Current Report on Form 8-K filed on January 5, 2001, is incorporated herein by reference.

10.62    Swingline Note, dated December 28, 2000, filed as exhibit 10.69 to
         PREIT's Current Report on Form 8-K filed on January 5, 2001, is incorporated herein by reference.

10.63 Guaranty, dated as of December 28, 2000, executed by PREIT and certain direct or indirect subsidiaries of PREIT, filed as exhibit 10.70 to PREIT's Current Report on Form 8-K filed on January 5, 2001, is incorporated herein by reference.

+10.64   PREIT's Restricted Share Plan for Non-Employee Trustees, effective
         January 1, 2002.

+10.65   PREIT's 2002-2004 Long-Term Incentive Plan, effective January 1, 2002.

+10.66 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and David J. Bryant, filed as exhibit 10.67 to PREIT's
         Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.67 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and Raymond J. Trost, filed as exhibit 10.68 to PREIT's
         Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.68   Employment Agreement, dated as of March 22, 2002, between PREIT and
         Bruce Goldman, filed as exhibit 10.69 to PREIT's Annual Report on Form
         10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.69 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and George Rubin, filed as exhibit 10.70 to PREIT's Annual Report on Form 10-K for the fiscal year ended December
         31, 2001 is incorporated herein by reference.

+10.70 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and Douglas Grayson, filed as exhibit 10.71 to PREIT's Annual Report on Form 10-K for the fiscal year ended
         December 31, 2001 is incorporated herein by reference.

+10.71 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and Joseph Coradino, filed as exhibit 10.72 to PREIT's Annual Report on Form 10-K for the fiscal year ended
         December 31, 2001 is incorporated herein by reference.

10.72*   Agreement of Purchase and Sale between New Castle Associates and
         Christiana Mall, LLC, dated as of March 7, 2003.

21*      Listing of subsidiaries.

23.1*    Consent of KPMG LLP (Independent Auditors of the Company).

23.2*    Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley
         Associates).

23.3*    Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley
         Associates).

99.1*    Certification of Chief Executive Officer pursuant to section 906 of
         Sarbanes-Oxley Act of 2002.

99.2*    Certification of Chief Financial Officer pursuant to section 906 of
         Sarbanes-Oxley Act of 2002.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

* Filed herewith.

(b) Report on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date:      March 31, 2003                By: /s/ Jonathan B. Weller
                                          ----------------------------------
                                         Jonathan B. Weller
                                         President and Chief Operating Officer

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Rubin and Jonathan B. Weller, or either of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Name                                                Capacity                                    Date
          -----                                                --------                                    -----

/s/ Ronald Rubin                                  Chairman and Chief Executive Officer and Trustee          March 31, 2003
------------------------------------
Ronald Rubin

/s/ Jonathan B. Weller                            President, Chief Operating Officer and Trustee            March 31, 2003
------------------------------------
Jonathan B. Weller

/s/ George Rubin                                  Trustee                                                   March 31, 2003
------------------------------------
George Rubin

/s/  Lee H. Javitch                               Trustee                                                   March 27, 2003
------------------------------------
Lee H. Javitch

/s/ Leonard I. Korman                             Trustee                                                   March 31, 2003
------------------------------------
Leonard I. Korman

/s/ Jeffrey P. Orleans                            Trustee                                                   March 31, 2003
------------------------------------
Jeffrey P. Orleans

/s/ Rosemarie B. Greco                            Trustee                                                   March 31, 2003
------------------------------------
Rosemarie B. Greco

/s/ Ira M. Lubert                                 Trustee                                                   March 31, 2003
------------------------------------
Ira M. Lubert

/s/ Edward Glickman                               Executive Vice President and Chief                        March 31, 2003
------------------------------------              Financial Officer (principal
Edward Glickman                                   financial officer)


/s/ David J. Bryant                               Senior Vice President - Finance                           March 31, 2003
------------------------------------              and Treasurer (principal accounting
David J. Bryant                                   officer)


                                  CERTIFICATION

I, Ronald Rubin, certify that:

1. I have reviewed this annual report on Form 10-K of Pennsylvania Real Estate Investment Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 27, 2003                   /s/ Ronald Rubin
       --------------                   ----------------
                                        Name: Ronald Rubin
                                        Title: Chief Executive Officer

                                  CERTIFICATION

I, Edward A. Glickman, certify that:

1. I have reviewed this annual report on Form 10-K of Pennsylvania Real Estate Investment Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                   /s/ Edward A. Glickman
                                           -------------------------------
                                           Name: Edward A. Glickman
                                           Title: Chief Financial Officer

Independent Auditors' Report

The Shareholders and Trustees
Pennsylvania Real Estate Investment Trust:

We have audited the consolidated financial statements of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Lehigh Valley Mall Associates, a partnership in which the Company has a 50% interest, which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The Company's investment in Lehigh Valley Mall Associates at December 31, 2002 and 2001 was a deficit of ($16.0 million) and ($15.9 million), respectively, and the equity in net income of Lehigh Valley Mall Associates was $3.6 million, $3.3 million, and $3.3 million for the years ended December 31, 2002, 2001, and 2000 respectively. The financial statements of Lehigh Valley Mall Associates were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lehigh Valley Mall Associates, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2, the Company has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as of January 1, 2002.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 27, 2003

CONSOLIDATED BALANCE SHEETS

                                                                              As of December 31,       As of December 31,
                                                                                     2002                    2001
                                                                              ------------------      -------------------

ASSETS:                                                                      (thousands of dollars, except per share amounts)
        Investments in real estate, at cost:
               Retail properties                                                   $ 423,046                   $ 347,269
               Multifamily properties                                                290,607                     254,138
               Construction in progress                                               23,272                      32,383
               Industrial properties                                                   2,504                       2,504
                                                                                ------------                 -----------
                              Total investments in real estate                       739,429                     636,294
               Less: Accumulated depreciation                                        136,733                     112,424
                                                                                ------------                 -----------

                                                                                     602,696                     523,870

        Investments in and advances to partnerships and joint
               ventures, at equity                                                    25,361                      27,846
                                                                                ------------                 -----------

                                                                                     628,057                     551,716

        Other assets:
               Cash and cash equivalents                                              13,553                      10,258
               Rents and sundry receivables (net of allowance for
                     doubtful accounts of $965 and $727, respectively)                13,243                      10,293
               Deferred costs, prepaid real estate taxes
                     and expenses, net                                                48,810                      30,361
                                                                                ------------                 -----------
                                                                                   $ 703,663                   $ 602,628
                                                                                ============                 ===========

LIABILITIES:
        Mortgage notes payable                                                     $ 319,751                   $ 257,873
        Bank loan payable                                                            130,800                      98,500
        Construction loan payable                                                         --                       4,000
        Tenants' deposits and deferred rents                                           5,046                       3,908
        Accrued expenses and other liabilities                                        27,581                      21,294
                                                                                ------------                 -----------
                                                                                     483,178                     385,575
                                                                                ------------                 -----------

        Minority interest                                                             32,472                      36,768
                                                                                ------------                 -----------

        Commitments and contingencies

SHAREHOLDERS' EQUITY:
        Shares of beneficial interest, $1 par value per share; 100,000 authorized; issued and outstanding 16,697 and
               15,876, respectively                                                   16,697                      15,876
        Capital contributed in excess of par                                         216,769                     198,398
        Deferred compensation                                                         (2,513)                     (1,386)
        Accumulated other comprehensive loss                                          (4,366)                     (3,520)
        Distributions in excess of net income                                        (38,574)                    (29,083)
                                                                                ------------                 -----------

        Total shareholders' equity                                                   188,013                     180,285
                                                                                ------------                 -----------
                                                                                   $ 703,663                   $ 602,628
                                                                                ============                 ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                              Year Ended December 31,
                                                               -------------------------------------------------------
                                                                  2002                 2001                   2000
                                                               ----------           ----------             ----------
                                                                                    (restated)             (restated)
REVENUES:                                                         (thousands of dollars, except per share amounts)
      Real estate revenue
         Base rent                                              $ 94,636              $ 83,439               $ 78,685
         Expense reimbursements                                   13,068                 9,964                  8,477
         Percentage rent                                           1,948                 1,680                  1,369
         Lease termination revenue                                 1,034                 1,162                  4,926
         Other real estate revenues                                3,913                 3,970                  3,990
                                                               ---------             ---------              ---------
      Total real estate revenue                                  114,599               100,215                 97,447
      Management company revenue                                  11,003                11,336                     --
      Interest and other income                                      711                   361                  1,385
                                                               ---------             ---------              ---------
      Total revenues                                             126,313               111,912                 98,832
                                                               ---------             ---------              ---------

EXPENSES:
      Property operating expenses:
         Property payroll and benefits                             7,819                 7,059                  6,609
         Real estate and other taxes                               9,057                 7,597                  7,030
         Utilities                                                 4,282                 4,189                  4,296
         Other operating expenses                                 16,390                14,192                 14,316
                                                               ---------             ---------              ---------
      Total property operating expenses                           37,548                33,037                 32,251
      Depreciation and amortization                               21,411                17,370                 15,083
      General and administrative expenses:
         Corporate payroll and benefits                           14,138                13,286                  2,703
         Other general and administrative expenses                10,609                10,291                  2,250
                                                               ---------             ---------              ---------
         Total general and administrative expenses                24,747                23,577                  4,953
      Interest expense                                            28,000                24,485                 23,355
                                                               ---------             ---------              ---------
         Total expenses                                          111,706                98,469                 75,642
                                                               ---------             ---------              ---------

                                                                  14,607                13,443                 23,190

      Equity in income of PREIT - RUBIN, Inc.                         --                    --                 (6,307)
      Equity in income of partnerships
           and joint ventures                                      7,449                 6,540                  7,366
      Gains on sales of interests in real estate                      --                 2,107                 10,298
                                                               ---------             ---------              ---------

      Income before minority interest and
         discontinued operations                                  22,056                22,090                 34,547

      Minority interest in operating partnership                  (2,194)               (2,499)                (3,627)
                                                               ---------             ---------              ---------
      Income from continuing operations                           19,862                19,591                 30,920

      Income from discontinued operations                            152                   223                  1,491
      Minority interest in discontinued operations                  (421)                  (25)                  (157)
      Gains on sales of interests in real estate                   4,085                    --                     --
                                                               ---------             ---------              ---------
      Income from discontinued operations                          3,816                   198                  1,334

                                                               ---------             ---------              ---------
NET INCOME                                                      $ 23,678              $ 19,789               $ 32,254
                                                               =========             =========              ==========

See accompanying notes to consolidated financial statements.

EARNINGS PER SHARE

                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                     2002              2001               2000
                                                                     ----              ----               ----
Basic earnings per share
Income from continuing operations                                    $1.23             $1.34              $2.31
Income from discontinued operations                                   0.24              0.01               0.10
                                                                   -------            ------             ------
    Net income per share - basic                                     $1.47             $1.35              $2.41
                                                                   =======            ======             ======

Diluted earnings per share
Income from continuing operations                                    $1.21             $1.34              $2.31
Income from discontinued operations                                   0.23              0.01               0.10
                                                                   -------            ------             ------
    Net income per share - diluted                                   $1.44             $1.35              $2.41
                                                                   =======            ======             ======




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the Years Ended December 31, 2002, 2001 and 2000


                                                                                          Accumulated
                                                 Shares of     Capital                       Other     Distributions     Total
                                                Beneficial  Contributed in    Deferred   Comprehensive  In Excess     Shareholders'
                                                    $1 Par   Excess of Par  Compensation      Loss     Of Net Income     Equity
                                                ----------- --------------  ------------ ------------- -------------  --------------
                                                                    (thousands of dollars, except per share amounts)
Balance, January 1, 2000                           $13,338    $145,697             $--            $--       ($25,623)     $133,412
Net income                                              --          --              --             --         32,254        32,254
   Shares issued upon exercise of options               13         211              --             --             --           224
   Shares issued upon conversion of
      operating partnership units                      116       2,588              --             --             --         2,704
   Shares issued under share purchase plans             43         601              --             --             --           644
   Shares issued under equity incentive plan,
           net of retirements                          118       2,020          (2,162)            --             --           (24)
   Amortization of deferred compensation                --          --             350             --             --           350
   Distributions paid to shareholders
      ($1.92 per share)                                 --          --              --             --        (25,658)      (25,658)
                                                ----------  ----------      ----------     ----------     ----------   -----------

Balance, December 31, 2000                         $13,628    $151,117         ($1,812)           $--       ($19,027)     $143,906
                                                ----------  ----------      ----------     ----------     ----------   -----------
Comprehensive Income:
   Net Income                                           --          --              --             --         19,789        19,789
   Other comprehensive loss                             --          --              --         (3,520)            --        (3,520)
                                                                                                                       -----------
   Total comprehensive income                                                                                               16,269

   Shares issued under equity offering               2,000      42,274              --             --             --        44,274
   Shares issued upon exercise of options                7         129              --             --             --           136
   Shares issued upon conversion of
      operating partnership units                      130       2,730              --             --             --         2,860

   Shares issued under share purchase plans             47         855              --             --             --           902
   Shares issued under equity incentive plan,
           net of retirements                           64       1,293            (730)            --             --           627
   Amortization of deferred compensation                --          --           1,156             --             --         1,156
   Distributions paid to shareholders
      ($2.04 per share)                                 --          --              --             --        (29,845)      (29,845)
                                                ----------  ----------      ----------     ----------     ----------   -----------
Balance, December 31, 2001                         $15,876    $198,398         ($1,386)       ($3,520)      ($29,083)     $180,285
                                                ----------  ----------      ----------     ----------     ----------   -----------
Comprehensive Income:
   Net Income                                           --          --              --             --         23,678        23,678
   Other comprehensive income                           --          --              --            566             --           566
   Hedging activity attributable
      to development activities                         --          --              --         (1,412)            --        (1,412)
                                                                                                                       -----------
   Total comprehensive income                                                                                               22,832

   Shares issued upon exercise of options              121       2,421              --             --             --         2,542
   Shares issued upon conversion of
      operating partnership units                      316       7,087              --             --             --         7,403
   Shares issued under distribution
      reinvestment and share purchase plan             249       5,884              --             --             --         6,133
   Shares issued under share purchase plans             17         326              --             --             --           343
   Shares issued under equity incentive plan,
           net of retirements                          118       2,653          (3,137)            --             --          (366)
   Amortization of deferred compensation                --          --           2,010             --             --         2,010
   Distributions paid to shareholders
      ($2.04 per share)                                 --          --              --             --        (33,169)      (33,169)
                                                ----------  ----------      ----------     ----------     ----------   -----------

Balance, December 31, 2002                         $16,697    $216,769         ($2,513)       ($4,366)      ($38,574)     $188,013
                                                ========== ===========      ==========     ==========     ===========  ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31,
                                                                 2002           2001            2000
                                                                 ----           ----            ----
                                                                      (thousands of dollars)
Cash Flows from Operating Activities:
Net income                                                   $ 23,678       $ 19,789        $ 32,254
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Minority interest, net of distributions                        -              -             667
     Depreciation and amortization                             21,411         17,974          15,661
     Amortization of deferred financing costs                   1,156            672             494
     Provision for doubtful accounts                              837            533             752
     Amortization of deferred compensation                      2,010          1,156             350
     Gains on sales of interests in real estate                (4,085)        (2,107)        (10,298)
     Equity in loss of PREIT-RUBIN, Inc.                            -              -           6,307
Change in assets and liabilities,
          Net change in other assets                          (19,078)        (5,615)         (3,351)
          Net change in other liabilities                       2,612          5,253           1,637
                                                            ---------      ---------       ---------
Net cash provided by operating activities                      28,541         37,655          44,473
                                                            ---------      ---------       ---------

Cash Flows from Investing Activities:
Investments in wholly-owned real estate                       (25,206)       (14,463)        (24,886)
Investments in construction in progress                       (10,043)       (29,234)        (25,657)
Investments in partnerships and joint ventures                 (1,686)        (1,732)         (5,093)
Investments in and advances to PREIT-RUBIN, Inc.                    -              -          (5,036)
Cash distributions from partnerships and joint
     ventures in excess of equity in income                     3,958          8,232           1,338
Cash proceeds from sales of interests in partnerships               -          3,095           2,940
Cash proceeds from sales of wholly-owned real estate            8,930          7,058          20,044
Net cash received from PREIT-RUBIN, Inc.                            -          1,616               -
                                                            ---------      ---------       ---------
Net cash used in investing activities                         (24,047)       (25,428)        (36,350)
                                                            ---------      ---------       ---------

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable               (5,014)        (4,575)         (4,440)
Proceeds from mortgage notes payable                           12,800         15,000               -
Proceeds from construction loan payable                             -              -          17,843
Repayment of mortgage notes payable                           (13,039)             -         (14,942)
Repayment of construction loan payable                         (4,000)       (20,647)              -
Net (payment) borrowing from revolving credit facility         32,300        (11,800)         19,300
Payment of deferred financing costs                              (154)          (432)         (1,594)
Shares of beneficial interest issued, net of issuance costs    10,784         48,348             294
Distributions paid to shareholders                            (33,169)       (29,845)        (25,658)
Distributions paid to OP unit holders and minority partners,
     in excess of minority interest                            (1,707)        (4,109)              -
                                                            ---------      ---------       ---------
Net cash used in financing activities                          (1,199)        (8,060)         (9,197)
                                                            ---------      ---------       ---------

Net change in cash and cash equivalents                         3,295          4,167          (1,074)
Cash and cash equivalents, beginning of period                 10,258          6,091           7,165
                                                            ---------      ---------       ---------

Cash and cash equivalents, end of period                     $ 13,553       $ 10,258         $ 6,091
                                                            =========      =========       =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust (collectively with its subsidiaries, the "Company"), is a fully integrated, self-administered and self-managed real estate investment trust ("REIT"), founded in 1960, which acquires, develops, redevelops and operates retail, multifamily and industrial properties. Substantially all of the Company's properties are located in the Eastern United States, with concentrations in the Mid-Atlantic states and in Florida.

         The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2002, the Company held a 90.4% interest in the Operating Partnership.

         Pursuant to the terms of the partnership agreement, each of the other limited partners of the Operating Partnership has the right to convert his/her interest in the Operating Partnership into cash or, at the election of the Company, into shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the interest in the Operating Partnership and in some cases immediately.

Investment in PREIT-RUBIN, Inc.

         As of December 31, 2000, the Operating Partnership held a 95% economic interest in PREIT-RUBIN, Inc. ("PRI") through its ownership of 95% of PRI's stock, which represented all of the nonvoting common stock of PRI.

         Effective January 1, 2001, in exchange for Company shares valued at approximately $0.5 million, the Operating Partnership acquired the 5% minority interest representing all of the voting common stock in PRI, which is now 100% owned by the Operating Partnership. Also effective January 1, 2001, PRI was converted to a Taxable REIT Subsidiary, as defined under the Internal Revenue Code. As a Taxable REIT Subsidiary, PRI is able to pursue certain business opportunities not previously available under the rules governing REITs. On January 1, 2001, the Company also formed PREIT Services, LLC ("PREIT Services") for the purpose of managing the Company's properties that were previously managed by PRI.

         The Company's investment in PRI was accounted for using the equity method of accounting through December 31, 2000. See Note 4 for further discussion. The excess of the Company's investment over the underlying equity in the net assets of PRI ($16.7 million at December 31, 2002) was amortized using a 35 year life. Effective January 1, 2002, this amount is no longer amortized (see Goodwill and Other Intangible Assets, below).

Consolidation

         The Company consolidates its accounts and the accounts of the Operating Partnership and other controlled subsidiaries and ventures and reflects the remaining interest in the Operating Partnership as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentations.

Partnership and Joint Venture Investments

         The Company accounts for its investment in partnerships and joint ventures which it does not control using the equity method of accounting. These investments, which represent 30% to 60% noncontrolling ownership interests at December 31, 2002, are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income and cash contributions and distributions.

Statements of Cash Flows

         The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash paid for interest, net of amounts capitalized, was $27.7 million, $23.7 million and $24.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, cash and cash equivalents totaling $13.6 million and $10.3 million, respectively, included tenant escrow deposits of $0.9 million and $1.0 million, respectively.

Significant Non-Cash Transactions

         The Company assumed long-term debt in the amount of $9.6 million and $5.7 million resulting from property acquisitions in 2002 and 2000. There were no property acquisitions in 2001.

Real Estate Acquisitions

         The Company has adopted the provisions of SFAS 141, Business Combinations. This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, SFAS 141 requires that a portion of the purchase price of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or a liability for below market operating leases. The origination intangible asset represents the fair value of the cost of acquiring leases with existing tenants in place. Management reviews the carrying value of intangible assets for impairment on an annual basis. The market value represents the amount by which future cash flows under the contractual lease terms are either above or below market at the date of acquisition. Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the related leases. Above or below market leases are computed utilizing a discounted cash flow model.

Capitalization of Costs

         It is the Company's policy to capitalize interest and real estate taxes related to properties under development and to depreciate these costs over the life of the related assets. For the years ended December 31, 2002, 2001 and 2000, the Company capitalized interest of $0.7 million, $2.0 million and $3.3 million, respectively, and real estate taxes of $0.1 million, $0.1 million and $0.3 million, respectively.

         The Company capitalizes as deferred costs certain expenditures related to the financing and leasing of certain properties. Capitalized financing costs are amortized over the term of the related loans and leasing commissions are amortized over the term of the related leases.

         The Company records certain deposits associated with planned future purchases of real estate as assets when paid. These deposits are transferred to the properties upon consummation of the transaction. The Company capitalizes certain internal costs associated with properties held for future development. These costs were approximately $0.7 million, $0.1 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         The Company capitalizes repairs and maintenance costs that extend the useful life of the asset and that meet certain minimum cost thresholds. Costs that do not meet these thresholds, or do not extend the asset lives, are expensed as incurred.

Real Estate

         The Company, for financial reporting purposes, depreciates its buildings, equipment and leasehold improvements over their estimated useful lives of 3 to 50 years, using the straight-line method of depreciation. Depreciation expense was $21.4 million, $17.4 million and $15.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. For federal income tax purposes, the Company uses the straight-line method of depreciation and the useful lives prescribed by the Internal Revenue Code.

         Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

         Properties are depreciated using the straight line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

         Buildings                                   30-50 years
         Land Improvements                           15 years
         Furniture/Fixtures                          3-10 years
         Tenant Improvements                         Lease term

         The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. If the Company were to lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

         Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

         Gains from sales of real estate properties generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66 - "Accounting for Real Estate Sales," provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.

Long Lived Assets

         Statement of Financial Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not materially affect the Company's consolidated financial statements.

         When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management's opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

         Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated. The other assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows - undiscounted and without interest charges - to be generated by the property are less than the carrying value of the property. These estimates consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action could impact the determination of whether an impairment exists and whether the effects could materially impact the Company's net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

         Prior to adoption of SFAS 144, the Company accounted for the impairment of long-lived assets in accordance with SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

Derivative Financial Instruments

         The Company accounts for its derivative financial instruments under Statement of Financial Accounting Standard's ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." Specifically, SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity.

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

         No provision for excise tax was made for the years ended December 31, 2002 or 2001, as no tax was due in those years. A provision for excise tax of $0.2 million was recorded for the year ended December 31, 2000.

         The tax status of per share distributions paid to shareholders was composed of the following for the years ended December 31, 2002, 2001, and 2000:

                                             Year Ended December 31,
                                  2002                2001               2000
                                -------             -------            -------
Ordinary income                  $1.83               $1.80              $1.14

Capital gains                      .08                0.24               0.78

Return of capital                  .13                  --                 --
                                 -----               -----              -----
                                 $2.04               $2.04              $1.92
                                 =====               =====              =====

         PRI is subject to federal, state and local income taxes. The operating results of PRI include a provision or benefit for income taxes. Tax benefits are recorded by PRI to the extent realizable.

         The aggregate cost for federal income tax purposes of the Company's investment in real estate was approximately $672 million and $581 million at December 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments

         Carrying amounts reported on the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and borrowings under the Credit Facility approximate fair value due to the nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures. The estimated fair value for fixed rate debt is based on the borrowing rates available to the Company for fixed rate mortgages payable with similar terms and average maturities. The Company's variable rate debt has an estimated fair value that is approximately the same as the recorded amounts in the balance sheets. Although management is not aware of any factors that would significantly affect these fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Revenue Recognition

         The Company derives over 90% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $1.0 million in 2002, $0.8 million in 2001 and $1.2 million in 2000. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Percentage rents are recorded after annual tenant sales targets are met. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Deferred revenue represents rental revenue received from tenants prior to their due dates. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. These increases/ decreases are non-cash changes to rental income. In 2002, the Company accrued $0.6 million of income because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is credited or billed to the tenant, depending on whether the tenant paid too much or too little during the year. Termination fee income is recognized in the period when a termination agreement is signed. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is recognized when it is received.

         The Company's other significant source of revenues comes from management activities, including property management, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities collectively are referred to as "management fees" in the consolidated statement of income. There are no significant cash versus accrual differences for these activities.

         No tenant represented 10% or more of the Company's rental revenue in any period presented.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets

         On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the Company to cease amortizing goodwill as of June 30, 2001, effective January 1, 2002.

         Under SFAS No. 142, the Company will conduct an annual review of the goodwill balances for impairment and determine whether any adjustments to the carrying value of goodwill are required. The Company's other assets on the accompanying consolidated balance sheets at December 31, 2002 and December 31, 2001 include $16.7 million and $12.9 million, respectively (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

         The impact of goodwill amortization recorded in 2001 and 2000 is as follows (thousands of dollars, except per share data):

                                                   Year Ended December 31,

                                                   2001              2000
                                                  -----              -----
  Net income                                     $  19,789         $  32,254
    Impact of goodwill amortization                    140                76
                                                 ---------         ---------
  Adjusted net income                            $  19,929         $  32,330
                                                 =========         =========

  Basic earnings per share                       $    1.35         $    2.41
    Impact of goodwill amortization                   0.01              0.01
                                                 ---------         ---------
  Adjusted basic earnings per share              $    1.36         $    2.42
                                                 =========         =========

  Diluted earnings per share                     $    1.35         $    2.41
    Impact of goodwill amortization                   0.01              0.01
                                                 ---------         ---------
  Adjusted diluted earnings per share            $    1.36         $    2.42
                                                 =========         =========


Off Balance Sheet Arrangements

         The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures described more fully in Note 3 below. All of these arrangements are accounted for under the equity method because the Company has the ability to exercise significant influence, but not control over the operating and financial decisions of the joint ventures. Accordingly, the Company's share of the earnings of these joint ventures and companies is included in consolidated net income.

         To the extent that the Company contributes assets to a joint venture, the Company's investment in the joint venture is recorded at the Company's cost basis in the assets that were contributed to the joint venture. To the extent that the Company's cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and reflected in the Company's share of equity in net income of joint ventures.

Discontinued Operations

         The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, the sale of a retail or industrial property is now considered a discontinued operation. In addition, properties classified as held for sale are considered discontinued operations. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. Accordingly, the results of operations of operating properties disposed of or classified as held for sale subsequent to January 1, 2002 for which the Company has no significant continuing involvement, are reflected as discontinued operations. Properties classified in this manner for 2002 were reclassified as such in the accompanying Statements of Operations for each of the three years ended December 31, 2002. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Certain prior periods amounts have been restated to conform with current year presentation in accordance with SFAS No. 144. Please refer to Note 2 below for a description of the properties included in discontinued operations as of December 31, 2002.

Stock-based Compensation Expense

         Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is prospectively applied to all options granted after the beginning of the year of adoption. Prior to 2003, the Company followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. The compensation expense associated with the stock options is included in general and administrative expenses in the accompanying consolidated statements of operations.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" amended FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, compensation cost will be recognized in 2003 as if the recognition provisions of SFAS No. 123 had been applied from the date of adoption. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (thousands of dollars, except per share amounts).


                                                               Year Ended December 31
                                                               ----------------------
                                                     2002             2001                2000
                                                   -----------------------------------------------
Net Income                                         $23,678          $19,789               $32,254


Add: Stock-based employee compensation
     expense included in reported net income         2,008            1,156                   350

Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards      (2,159)          (1,306)                 (499)
                                                   -----------------------------------------------
                                                   $23,527          $19,639               $32,105
                                                   ===============================================

Earnings per share:
     Basic - as reported
                                                   $  1.47          $  1.35               $  2.41
                                                   ===============================================
     Basic - pro forma
                                                   $  1.46          $  1.34               $  2.40
                                                   ===============================================
     Diluted - as reported
                                                   $  1.44          $  1.35               $  2.41
                                                   ===============================================
     Diluted - pro forma
                                                   $  1.44          $  1.34               $  2.40
                                                   ===============================================


Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others." This interpretation requires that a liability be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor's financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 15, 2002. In the normal course of business, the Company has guaranteed certain indebtedness of others. These guarantees have historically been disclosed by the Company. Therefore the impact of the disclosure requirements will not be material to the Company's financial condition. The impact of adoption of the recognition provisions is not expected to be material to the Company's financial condition or results of operations as the Company historically has provided guarantees on a limited basis.

         In January 2003, the FASB issued Financial Interpretation No. 46, ("FIN No. 46"), "Consolidation of Variable Interest Entities." The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The impact of FIN No. 46 is not expected to be material to the Company's results of operations or shareholders' equity.

         During 2002, the FASB issued SFAS Nos. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), and No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has historically incurred these costs and expects it will continue to incur these costs as it refinances term debt prior to its maturity. The Company adopted this accounting standard effective December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for exit and disposal costs. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to be material to the Company's financial condition or results of operations.

2.       REAL ESTATE ACTIVITIES

         Investments in real estate as of December 31, 2002 and 2001 are comprised of the following (in thousands):
                                               2002                2001
                                              ------              ------
         Buildings and improvements         $ 608,544            $ 519,864
         Land                                 130,885              116,430
                                            ---------            ---------
                                              739,429              636,294
         Accumulated depreciation            (136,733)            (112,424)
                                             --------             --------
         Net investments in real estate      $602,696             $523,870
                                             ========             ========
Acquisitions

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

         Pro forma revenues, net income, basic net income per share and diluted net income per share for the twelve month periods ended December 31, 2002 and 2001, reflecting the purchase of Beaver Valley Mall as if the purchase took place at the beginning of the respective periods indicated, are presented below. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisition had been completed at the beginning of the respective periods indicated, nor does the pro forma information purport to represent the results of operations for future periods (thousands of dollars, except per share data):

                                                Year Ended December 31,
                                             ----------------------------
                                                2002              2001
                                             ---------          ---------
Revenues                                      $129,136          $122,907
                                              ========          ========
Net income                                    $ 24,274          $ 22,444
                                              ========          ========
Net income per share - basic                  $   1.50          $   1.53
                                              ========          ========
Net income per share - diluted                $   1.48          $   1.53
                                              ========          ========

         With respect to the Beaver Valley Acquisition, the Company recorded in other assets on the accompanying consolidated balance sheet an intangible asset related to the origination value of acquired leases of $1.8 million and a net intangible asset of $1.0 million for market values of acquired leases. Amortization expense recorded during the period ended December 31, 2002 for the origination value of acquired leases totaled $0.2 million. The amortization of market leases resulted in a net reduction in rental income of $0.1 million during the period ended December 31, 2002.

         The Beaver Valley Mall acquisition was accounted for by the purchase method of accounting. Beaver Valley Mall's results of operations have been included from its purchase date.

         In July 2002, pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization in September 1997, the Company acquired the 11% interest in Northeast Tower Center that it did not previously own. This property is a retail power center located in Philadelphia, Pennsylvania. The purchase price for the acquisition consisted of 24,337 units of limited partnership interest in the Operating Partnership, valued at $0.6 million.

         In October 2002, the Company acquired the 50% interest in Regency Lakeside Apartments that the Company did not previously own and consolidated the results of this property from the date of acquisition. The Company paid approximately $14.2 million for the interest, including $9.6 million in the form of an assumed mortgage, $2.5 million borrowed under its Credit Facility and $2.1 million in cash. Amounts related to the assumed mortgage have been excluded from the statements of cash flows as non-cash items.

         In 2000, the Company entered into an agreement giving it a partnership interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, Pennsylvania. Under the agreement, the Company was responsible for the expansion of the property to include a new Macy's store and decked parking. In June 2002, the Company contributed the expansion asset to the partnership. The total cost of the expansion was $16.6 million. As a result of this contribution, the Company increased its capital interest in the partnership that owns Willow Grove Park to 30% and its management interest in the partnership to 50%, and became the managing general partner of the partnership.

         During 2000, the Company acquired the 35% interest that it did not previously own in Emerald Point, a multifamily property located in Virginia Beach, Virginia. The Company paid approximately $11.0 million for the interest, including $5.7 million in assumed debt and $5.3 million borrowed under its Credit Facility.

Dispositions

         In July 2002, the Company sold Mandarin Corners shopping center in Jacksonville, Florida for $16.3 million. The Company recorded a gain on the sale of approximately $4.1 million. In accordance with the provisions of SFAS No.144, the operating results and gain on sale of Mandarin Corners shopping center are included in discontinued operations for all periods presented, and the Company has restated the financial statements for 2001 and 2000 to present the comparative results as discontinued operations.

         In January 2001, a partnership in which the Company owns a 50% interest sold an undeveloped parcel of land adjacent to the Company-owned Metroplex Shopping Center in Plymouth Meeting, Pennsylvania, for approximately $7.6 million. The Company recorded a nominal gain on the land sale.

         In March 2001, the Company sold its interest in Ingleside Shopping Center, located in Thorndale, Pennsylvania for $5.1 million. The Company recorded a gain on the sale of the property of approximately $1.8 million.

         In May 2001, the Company sold a parcel of land at Paxton Towne Centre in Harrisburg, Pennsylvania for $6.3 million resulting in a gain of $1.3 million.

         In June 2001, the Company sold a parcel of land at Commons of Magnolia in Florence, South Carolina. The Company received cash at the closing of approximately $1.3 million, and after the completion of the project, received a development fee of $1.5 million for the construction of the store that was built on the site, for total proceeds from the transaction, of $2.8 million. The Company recorded a loss on this transaction of $1.0 million.

         During 2000, the Company sold Forestville Shopping Center, Valley View Shopping Center, CVS Warehouse and Distribution Center, and its 50% interest in Park Plaza Shopping Center. Total proceeds from these sales were approximately $23.0 million. The property sales resulted in gains totaling approximately $10.3 million.

Discontinued Operations

         In accordance with SFAS No. 144, the Company has restated its statements of operations for 2001 and 2000 to present as discontinued operations the operating results of Mandarin Corners, which was sold in 2002, and in which the Company does not have significant continuing involvement.

         The following table summarizes revenue and expense information for Mandarin Corners (thousands of dollars):

                                               Year Ended December 31,
                                             2002       2001      2000
                                           --------  --------   --------
Real estate revenues                       $ 1,005   $ 1,670    $ 3,024

Expenses:
  Property operating expenses                  189       365        424
  Depreciation and amortization                285       478        531
  Interest expense                             379       604        578
                                          --------  --------   --------
     Total expenses                            853     1,447      1,533

Income from discontinued operations
    before gain on sale and minority
    interest                                   152       223      1,491

Gain on sale                                 4,085        --         --

Minority interest                             (421)      (25)      (157)
                                          --------  --------   --------
Income from discontinued
    operations                             $ 3,816     $ 198    $ 1,334
                                          ========  ========   ========

Development Activity

         As of December 31, 2002, the Company has capitalized $10.1 million for development activities for properties under construction. Of this amount, $8.6 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with development activities such as legal fees, interest, real estate taxes, certain internal costs, surveys, civil engineering surveys, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $1.9 million at December 31, 2002, of which $0.5 million was refundable and $1.4 million was non-refundable.


3. INVESTMENTS IN PARTNERSHIPS & JOINT VENTURES

         The following table presents summarized financial information of the equity investments in the Company's 15 unconsolidated partnerships and joint ventures as of December 31, 2002 and 2001(thousands of dollars):

                                                     Year Ended December 31,

                                                     2002               2001
                                                   --------          ---------
Assets
Investments in real estate, at cost:
     Retail properties                             $457,532           $444,534
     Multifamily properties                          29,458             57,281
     Construction in progress                         1,506              5,986
                                                  ---------          ---------
     Total investments in real estate               488,496            507,801
Less: Accumulated depreciation                       93,004             86,356
                                                  ---------          ---------
                                                    395,492            421,445
Cash and cash equivalents                             8,982              4,390
Deferred costs, prepaid real
     estate taxes and other, net                     36,734             51,666
                                                  ---------          ---------
        Total assets                                441,208            477,501
                                                  ---------          ---------
Liabilities and Partners' equity
Mortgage notes payable                              381,872            401,193
Other liabilities                                    16,977             18,036
                                                  ---------          ---------
        Total liabilities                           398,849            419,229
                                                  ---------          ---------
Net equity                                           42,359             58,272
Less: Partners' share                                17,103             30,576
                                                  ---------          ---------
      Company's share                                25,256             27,696
                                                  ---------          ---------
Advances                                                105                150
                                                  ---------          ---------
Investment in and advances to partnerships and
        joint ventures(1)                           $25,361            $27,846
                                                  =========          =========

(1) Amounts include $20.7 million and $21.2 million at December 31, 2002 and 2001, respectively, of joint venture investments with deficit balances. These deficit balances are primarily the result of distributions received by the Company in excess of its investment and its equity in income of the joint ventures.

         Mortgage notes payable, which are secured by 13 of the joint venture properties, are due in installments over various terms extending to the year 2016 with interest rates ranging from 6.55% to 8.39% and a weighted average interest rate of 7.68% at December 31, 2002. The Company's proportionate share, based on its respective partnership interest, of principal payments due in the next five years and thereafter is as follows (thousands of dollars):

Year Ended December 31,           Principal Amortization        Balloon Payments               Total
-----------------------           ----------------------        ----------------               -----
2003                                            $  2,199               $   8,832          $   11,031
2004                                               2,414                      --               2,414
2005                                               2,646                      --               2,646
2006                                               3,534                  53,943              57,477
2007                                               2,278                      --               2,278
2008 and thereafter                                7,386                  83,496              90,882
                                                --------               ---------          ----------
                                                $ 20,457               $ 146,271          $  166,728
                                                ========               =========          ==========

         The liability under each mortgage note is limited to the particular property, except $5.5 million of the mortgage at Laurel Mall, which is guaranteed by Laurel Mall's partners, including the Company.

         The Company is the managing general partner of the partnership that owns Willow Grove Park. With respect to the partnership's quarterly cash flow, the Company's joint venture partner is first entitled to a 9% cumulative return on its 70% interest in the partnership, and the Company is then entitled to a 9% cumulative return on its 30% interest. Any remaining cash flow is divided equally between the Company and its joint venture partner. Upon a refinancing, sale of assets or dissolution of the partnership, the proceeds are first allocated between the Company and its joint venture partner in proportion to their capital accounts until each party receives its adjusted capital balance. Any remaining funds are distributed first to the Company's joint venture partner until it has received a 12% internal rate of return on its investment, and then to the Company until the Company has received a 12% internal rate of return on its investment. Any further remaining funds in the case of a refinancing or sale of assets are shared equally between the Company and its joint venture partner or, in the case of a dissolution, are shared by the Company and its joint venture partner according to their respective positive capital account balances.

         The Company has an option to acquire the interest of its joint venture partner in the partnership that owns Willow Grove Park in 2003 at a price equal to a 12% internal rate of return on its joint venture partner's investment in the partnership. If the Company does not elect to acquire this interest in 2003, then its joint venture partner will have an option to exchange its interest in the partnership that owns Willow Grove Park for the Company's interest in Paxton Towne Centre, a shopping center located in Harrisburg, Pennsylvania. If the Company's joint venture partner exercises this option, the value of (i) the net operating income of Paxton Towne Centre for the preceding twelve months capitalized at 9% will be compared with (ii) the amount required to achieve a 12% internal rate of return on the Company's joint venture partner's investment in the Willow Grove partnership. If (i) is greater than (ii), then the Company's joint venture partner will pay the difference to the Company in cash. If (ii) is greater than (i), then the Company will pay the difference to its joint venture partner in cash.

         The following table summarizes the Company's equity in income for the years ended December 31, 2002, 2001 and 2000 (thousands of dollars):


                                                                                 Year Ended December 31,
                                                                         2002           2001             2000
                                                                       -------        -------          -------
Gross revenues from real estate                                        $97,903        $94,272          $80,303
                                                                       -------        -------          -------
Expenses:
     Property operating expenses                                        33,868         33,981           27,267
     Interest expense                                                   31,417         30,229           25,477
     Refinancing prepayment penalty                                         --            510               --
     Depreciation and amortization                                      17,434         16,363           12,436
                                                                       -------        -------          -------
Total expenses                                                          82,719         81,083           65,180
                                                                       -------        -------          -------
Net income                                                              15,184         13,189           15,123
Partners' share                                                         (7,735)        (6,649)          (7,757)
                                                                       -------        -------          -------
Company's share of equity in income of partnerships
and joint ventures                                                     $ 7,449        $ 6,540          $ 7,366
                                                                       =======        =======          =======

         The Company has a 50% partnership interest in Lehigh Valley Mall Associates which is included in the amounts above. Summarized financial information as of December 31, 2002, 2001 and 2000 for this investment, which is accounted for by the equity method, is as follows (thousands of dollars):

                                                                               Year Ended December 31, 2002

                                                                       2002               2001              2000
                                                                     -------            -------           -------
Total assets                                                         $18,882            $19,729           $21,148
Mortgages payable                                                     48,520             49,599            50,596
Revenues                                                              18,180             18,076            17,295
Property operating expenses                                            6,225              6,678             5,888
Interest expense                                                       3,868              3,957             4,068
Net income                                                             7,287              6,690             6,565
Company's share of equity in income of partnership                     3,644              3,345             3,282


4. INVESTMENT IN PREIT-RUBIN, INC.

         PRI is responsible for various activities, including management, leasing and real estate development of properties on behalf of third parties. Prior to January 1, 2001, PRI also provided these services to certain of the Company's properties. The Company did not pay management, leasing or development fees to PRI in 2002 or 2001 because it became a consolidated entity on January 1, 2001. Effective January 1, 2001, management services previously provided by PRI for certain of the Company's properties are provided by PREIT Services, which is 100% owned by the Company. Management fees paid by the Company's properties to PRI were included in property operating expenses in the accompanying consolidated statements of income for the year ended December 31, 2000 and amounted to $0.9 million. The Company's properties also paid leasing and development fees to PRI totaling $1.3 million for the year ended December 31, 2000. The Company has recorded additional purchase price in connection with its acquisition of The Rubin Organization (see Note 11).

         Summarized financial information for PRI as of and for the year ended December 31, 2000 is as follows (2002 and 2001 information is not presented because PRI was consolidated effective January 1, 2001) (thousands of dollars):


                                         Year Ended December 31, 2000
                                         ----------------------------

Management fees                                   $3,739
Leasing commissions                                4,113
Development fees                                     617
Other revenues                                     3,620
                                                 -------
Total revenue                                    $12,089
                                                 =======
Net loss                                         $(6,624)
                                                 =======
Company's share of net loss                      $(6,307)
                                                 =======

5. MORTGAGE NOTES, BANK AND CONSTRUCTION LOANS PAYABLE

Mortgage Notes Payable

         Mortgage notes payable, which are secured by 19 of the Company's wholly owned properties, are due in installments over various terms extending to the year 2025 with interest at rates ranging from 4.70% to 8.70% and a weighted average interest rate of 7.32% at December 31, 2002. Principal payments are due as follows (thousands of dollars):

Year Ended December 31,       Principal Amortization     Balloon Payments            Total
                            --------------------------------------------------------------
                   2003                     $  4,723            $   6,201        $  10,924
                   2004                        4,939                   --            4,939
                   2005                        5,355               12,500           17,855
                   2006                        5,762                   --            5,762
                   2007                        4,341               75,482           79,823
    2008 and thereafter                       17,801              182,647          200,448
                            --------------------------------------------------------------
                                            $ 42,921            $ 276,830        $ 319,751
                            ==============================================================

         The fair value of the mortgage notes payable was approximately $347.7 million at December 31, 2002 based on year-end interest rates and market conditions.

Refinancing

         In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum. In connection with the refinancing, unamortized deferred financing costs of $0.1 million were written off and reflected as interest expense in the consolidated statements of income.

Credit Facility

         In December 2000, the Operating Partnership entered into a Credit Facility that, as of December 31, 2002 consisted of a $200 million revolving credit facility that expires on December 28, 2003. The obligations of the Operating Partnership under the Credit Facility are secured by a pool of properties and have been guaranteed by the Company.

         The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus margins ranging from 130 to 180 basis points, depending on the Company's consolidated Leverage Ratio, as defined by the Credit Facility.

         As of December 31, 2002, the Credit Facility was secured by eleven of the Company's existing retail and industrial properties. The Credit Facility contains covenants and agreements which affect, among other things, the amount of permissible borrowings and other liabilities of the Company. The initial term of the Credit Facility may be extended for an additional year with the lenders' approval.

         As of December 31, 2002 and 2001, $130.8 million and $98.5 million respectively, was outstanding on the Credit Facility. The weighted average interest rate based on amounts borrowed on the Company's credit facilities was 3.43%, 5.84% and 8.07% for the years ended December 31, 2002, 2001 and 2000, respectively. The interest rate at December 31, 2002 was 3.07%. Derivative instruments fixed the base interest rate on $75.0 million of the $130.8 million outstanding at December 31, 2002 (see Note 6 ).

         The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (1) a maximum Leverage Ratio of 65%;
(2) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70% under the Credit Facility; (3) a minimum weighted average collateral pool property occupancy of 85%; (4) minimum Tangible Net Worth (as defined in the Credit Facility) of $262 million plus 75% of cumulative net proceeds from the sale of equity securities; (5) minimum ratios of EBITDA to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.55:1 and 1.90:1, respectively, at December 31, 2002; (6) maximum floating rate debt of $200 million; and (7) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of December 31, 2002, the Company was in compliance with all debt covenants.

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         As of January 1, 2001, the adoption of SFAS 133 resulted in derivative instruments reported on the Company's consolidated balance sheet as liabilities of $0.6 million; and an adjustment of $0.6 million to accumulated other comprehensive loss. The Company recorded additional other comprehensive gain of $0.6 million and other comprehensive loss of $3.4 million, respectively, net of minority interest of $0.1 million in each year to recognize the change in value of these derivative instruments during the years ended December 31, 2002 and 2001, respectively.

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

         In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income in each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with unrealized gains and losses reported in earnings.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained any material adverse effect on its net income or financial position from the use of derivatives.

         To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To limit overall interest cost, the Company may use interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. The Company may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments at December 31, 2002. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

   Hedge Type                       Notional Value     Interest Rate             Maturity         Fair Value
   ----------                       --------------     -------------             --------        -----------
   1.)  Swap - Cash Flow            $20.0 million          6.02%                 12/15/03      ($0.9 million)
   2.)  Swap - Cash Flow            $55.0 million          6.00%                 12/15/03      ($2.6 million)

         As of December 31, 2002 and 2001, the estimated unrealized loss attributed to the cash flow hedges was $3.5 million and $4.0 million respectively and has been included in other liabilities in the accompanying consolidated balance sheet.

         Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the consolidated balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to incur interest expense of approximately $2.9 million of the current balance held in accumulated other comprehensive income/loss.

         For the Company's cash flow hedges, the fair value is recognized temporarily as a component of equity and subsequently recognized in earnings over the hedged transaction as interest expense or depreciation expense over the life of the constructed asset for hedged borrowings associated with development activities. Approximately $1.4 million of the amount in accumulated other comprehensive income is attributable to development activities at December 31, 2002.

7. EARNINGS PER SHARE

         Basic Earnings Per Share ("EPS") is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of shares outstanding during the year, adjusted to give effect to common share equivalents.

         Earnings per share is calculated as follows (in thousands, except per share data):

                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                     2002              2001               2000
                                                                     ----              ----               ----
Income from continuing operations                                  $ 19,862           $ 19,591          $  30,920
Income from discontinued operations                                   3,816                198              1,334
                                                                   --------           --------          ---------
    Net income                                                     $ 23,678           $ 19,789           $ 32,254
                                                                   ========           ========          =========


Basic earnings per share
Income from continuing operations                                  $   1.23           $   1.34          $    2.31
Income from discontinued operations                                    0.24               0.01               0.10
                                                                   --------           --------          ---------
    Net income per share - basic                                   $   1.47           $   1.35          $    2.41
                                                                   ========           ========          =========

Diluted earnings per share
Income from continuing operations                                  $   1.21           $   1.34          $    2.31
Income from discontinued operations                                    0.23               0.01               0.10
                                                                   --------           --------          ---------
    Net income per share - diluted                                $   1.44           $   1.35          $    2.41
                                                                   ========           ========          =========

         A reconciliation between basic and diluted weighted average shares outstanding is shown below (in thousands):

                                                                                 Year Ended December 31,
                                                            2002                          2001                         2000
                                                            ----                          ----                         ----
                                                      Basic      Diluted           Basic        Diluted         Basic       Diluted

 Weighted average shares outstanding                 16,162       16,162          14,657         14,657        13,403        13,403
 Effect of unvested restricted shares and
           share options issued                          --          226              --             27            --            --
                                                     ------       ------          ------         ------        ------        ------
 Total weighted average
           shares outstanding                        16,162       16,388          14,657         14,684        13,403        13,403
                                                     ======       ======          ======         ======        ======        ======

8. BENEFIT PLANS

         The Company maintains a 401(k) Plan (the "Plan") in which substantially all of its officers and employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a specified percentage of the employees' contributions. The Company's and its employees' contributions are fully vested, as defined in the Plan agreement. The Company's contributions to the Plan for the years ended December 31, 2002, 2001 and 2000 were $274,000, $247,000 and $25,000, respectively.

         The Company also maintains Supplemental Retirement Plans (the "Supplemental Plans") covering certain senior management employees. The Supplemental Plans provide eligible employees through normal retirement date, as defined in the Supplemental Plans, a benefit amount similar to the amount that would have been received under the provisions of a pension plan that was terminated in 1994. Contributions recorded by the Company under the provisions of this plan were $89,000, $62,000 and $65,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         The Company also maintains share purchase plans through which the Company's employees may purchase shares of beneficial interest at a 15% discount to the fair market value. In 2002, 2001 and 2000, 17,000, 47,000 and 43,000 shares, respectively, were purchased for total consideration of $0.3 million, $0.9 million and $0.6 million, respectively.

9. STOCK-BASED COMPENSATION

         The Company has six plans that provide for the granting of restricted stock awards and options to purchase shares of beneficial interest to key employees and nonemployee trustees of the Company. Options are granted at the fair market value of the shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date. Changes in options outstanding are as follows:

                                 1999           Restricted Share          1997            1993             1990            1990
                           Equity Incentive   Plan for Non-Employee   Stock Option    Stock Option      Employees      Nonemployee
                                 Plan               Trustees              Plan            Plan             Plan        Trustee Plan
Authorized shares              400,000               50,000             455,000          100,000         400,000         100,000
                               -------               ------             -------          -------         -------         -------
Available for grant
    at December 31, 2002       194,211(1)            45,000               --                --              --            64,500
                               -------               ------             -------          -------         -------         -------

         (1) Amount is net of 136,427, 41,036 and 118,500 restricted stock awards issued to certain employees as incentive compensation in 2002, 2001 and 2000, respectively. The restricted stock was awarded at its fair value that ranged from $23.12 to $25.55 per share in 2002, $21.93 to $23.58 per share in 2001 and $18.16 to $18.56 per share in 2000 for a total value of $3.2 million in 2002, $0.7 million in 2001 and $2.2 million in 2000. Restricted stock vests ratably over periods of three to five years. The Company recorded compensation expense of $2.0 million in 2002, $1.2 million in 2001 and $0.4 million in 2000 related to these restricted stock awards.


                                           Weighted          1999           1997           1993           1990            1990
                                                            Equity
                                        Average Exercise   Incentive    Stock Option   Stock Option     Employees      Nonemployee
                                              Price          Plan           Plan           Plan           Plan        Trustee Plan

Options outstanding at 1/1/2000              $ 23.19             --        360,000        100,000        346,375           36,500
                                             =======       ========        =======        =======       ========         ========
Options granted                              $ 17.84        100,000             --             --             --           12,500
Options exercised                            $ 15.94             --             --             --        (12,625)          (4,000)
Options forfeited                            $ 21.10             --             --             --        (89,500)              --
                                             -------       --------        -------        -------       --------         --------
Options outstanding at 12/31/2000            $ 22.64        100,000        360,000        100,000        244,250           45,000
                                             =======       ========        =======        =======       ========         ========
Options granted                              $ 21.50             --             --             --             --           17,500
Options exercised                            $ 19.15             --             --             --             --          (7,125)
Options forfeited                            $ 25.06             --             --             --             --          (2,000)
                                             -------       --------        -------        -------       --------         --------
Options outstanding at 12/31/2001            $ 22.64        100,000        360,000        100,000        244,250           53,375
                                             =======       ========        =======        =======       ========         ========
Options granted                                   --             --             --             --             --               --
Options exercised                            $ 20.37             --             --             --        (95,515)          (1,000)
                                             -------       --------        -------        -------       --------         --------
Options outstanding at 1/1/2002              $ 23.24        100,000        360,000        100,000        148,735           52,375
                                             =======       ========        =======        =======       ========         ========


         At December 31, 2002, options for 703,860 shares of beneficial interest with an aggregate exercise price of $16.6 million (average of $23.62 per share) were exercisable.

         Outstanding options as of December 31, 2002 have a weighted average remaining contractual life of 4.3 years, a weighted average exercise price of $23.24 per share and an aggregate exercise price of $17.7 million.

The following table summarizes information relating to all options outstanding at December 31, 2002.

                       Options Outstanding at          Options Exercisable at
                         December 31, 2002                December 31, 2002
                    -----------------------------  --------------------------------
                                                                                      Weighted
                                     Weighted                         Weighted         Average
                                      Average                          Average       Remaining
 Range of Exercise     Number of   Exercise Price      Number of   Exercise Price   Contractual
 Prices (Per Share)     Shares      (Per Share)         Shares      (Per Share)     Life (Years)
---------------------------------------------------------------------------------------------------
  $17.00 - $18.99      149,375        $  17.82         104,375        $  17.86          5.6
  $19.00 - $20.99       39,000           20.35          38,000           20.36          3.2
  $21.00 - $22.99       49,500           22.31          38,250           22.52          4.4
  $23.00 - $24.99      160,235           24.34         160,235           24.34          1.6
  $25.00 - $25.41      363,000           25.41         363,000           25.41          4.7
                       -------                         -------
                       761,110                         703,860
                       =======                         =======

         The fair value of each option granted in 2001 and 2000 was estimated on the grant date using the Black-Scholes options pricing model and the assumptions presented below:


                                                    2001            2000
Weighted average fair value                        $0.52           $0.81
Expected life in years                                 5               5
Risk-free interest rate                            4.60%           5.80%
Volatility                                        12.99%          17.34%
Dividend yield                                     9.42%          10.04%

No options were granted in 2002.

10. OPERATING LEASES

         The Company's multifamily apartment units are typically leased to residents under operating leases for a period of one year. The Company's retail and industrial properties are leased to tenants under operating leases with various expiration dates extending at the outside of the range to the year 2025.

         Future minimum rentals under noncancelable operating leases with terms greater than one year are as follows (in thousands):

Years ended December 31,
2003                                                  $ 43,986
2004                                                    42,126
2005                                                    39,286
2006                                                    33,394
2007                                                    30,081
2008 and thereafter                                    163,416
                                                      --------
Total                                                 $352,289
                                                      ========

         The total future minimum rentals as presented do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs or contingent amounts that may be received as percentage rents.

11. COMMITMENTS AND CONTINGENCIES

Related Party Transactions

         PRI provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $3.5 million, $2.9 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, $0.7 million and $0.3 million, respectively, was due from these affiliates. Of these amounts, approximately $0.6 million and $0.3 million, respectively, were collected subsequent to December 31, 2002 and 2001. PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

         The Company leases office space from an affiliate of certain officers of the Company. Total rent expense under this lease, which expires in 2010, was $0.9 million, $0.9 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum rental payments under this lease are $0.8 million per year from 2003 to 2010.

         As of December 31, 2002, 12 executive officers of the Company had employment agreements with terms of two to three years that provided for aggregate base compensation for 2002 of $2.9 million subject to increases as approved by the Company's compensation committee, as well as additional incentive compensation.

Acquisition of The Rubin Organization

         In connection with the Company's 1997 acquisition of The Rubin Organization ("TRO") and certain other related property interests, the Company agreed to issue up to 800,000 additional Class A OP units over a five-year period ending September 30, 2002, if certain earnings were achieved. The Company accounts for the issuance of contingent OP units as additional purchase price when such amounts are determinable. Through December 31, 2001, 665,000 contingent OP units had been issued, resulting in additional purchase price of approximately $12.9 million. A special committee of disinterested members of the Company's Board of Trustees will determine whether the remaining 135,000 contingent OP units for the period from January 1, 2002 through September 30, 2002 have been earned, and any related payment will be accounted for as additional purchase price. Issuance of additional Class A OP Units has been excluded from the statements of cash flows as non-cash items.

         In connection with certain development properties acquired in the TRO transaction, the Company will be required to issue additional units of limited partnership interest in the Operating Partnership ("OP units") to the former owners of the properties upon final determination by the special committee of the values attributable to the properties.

Development Activities

         The Company is involved in a number of development and redevelopment projects which may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects. At December 31, 2002, the Company had approximately $15.0 million committed to complete current development and redevelopment projects, which is expected to be financed through the Company's Credit Facility or through short-term construction loans.

Legal Actions

         In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management's opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

Environmental

         The Company's management is aware of certain environmental matters at some of the Company's properties, including ground water contamination, above-normal radon levels and the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company's management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company's management can make no assurances that the amounts that have been reserved for these matters of $0.1 million will be adequate to cover future environmental costs.

Guarantees

         The Company has provided the following guarantees:

o The Company has guaranteed $5.5 million of the mortgage at Laurel Mall, an unconsolidated joint venture.

o The Company has guaranteed the amounts outstanding under the credit facility ($130.8 million at December 31, 2002).

o The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. The seller of the Woods Apartments received $1.7 million worth of Class A Units as partial consideration for the sale of the property.

12. SEGMENT INFORMATION

         The Company has four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. The retail segment includes the operation and management of 22 regional and community shopping centers (12 wholly-owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (15 wholly-owned and 4 owned in joint venture form). The other segment includes the operation and management of 2 retail properties under development and 4 industrial properties (all wholly-owned). The corporate segment includes cash and investment management, real estate management and certain other general support functions.

         The accounting policies for the segments are the same as those the Company uses for consolidated financial reporting, except that, for segment reporting purposes, the Company uses the "proportionate-consolidation method" of accounting (a non-GAAP measure) for joint venture properties, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of their equity method investments. The column titled "Adjustments to the Equity Method" in the charts below reconciles the amounts presented under the proportionate-consolidation method to the consolidated amounts reflected on the Company's consolidated balance sheets and consolidated statements of income.

         The chief operating decision-making group for the Company's Retail, Multifamily, Development and Other and Corporate segments is comprised of the Company's President, Chief Executive Officer and the lead executives of each of the Company's operating segments. The lead executives of each operating segment also manage the profitability of each respective segment with a focus on net operating income. The operating segments are managed separately because each operating segment represents a different property type (retail or multifamily), as well as construction in progress ("CIP") and corporate services.



                                                                                                         Adjustment
                                                                   Development                            to Equity        Total
Year Ended December 31, 2002              Retail    Multifamily    and Other    Corporate     Total        Method      Consolidated
--------------------------------------  --------   ------------  -------------- ---------    -------     ----------    -------------
(thousands of dollars)
Real estate operating revenue         $ 100,393      $ 57,582    $    329    $      -      $158,304    $ (43,705)      $ 114,599
Real estate operating expense           (28,534)      (24,103)        (24)          -       (52,661)      15,113         (37,548)
                                      ---------      --------    --------    --------      --------    ---------       ---------
Net operating income                     71,859        33,479         305           -       105,643      (28,592)         77,051
Management company revenue                    -             -           -      11,003        11,003            -          11,003
Interest and other income                     -             -           -         711           711            -             711
General and administrative
        expenses                              -             -           -     (24,747)      (24,747)           -         (24,747)
                                      ---------      --------    --------    --------      --------    ---------       ---------
                                         71,859        33,479         305     (13,033)       92,610      (28,592)         64,018
Interest expense                        (27,542)      (14,258)          -         103       (41,697)      13,697         (28,000)
Depreciation and amortization           (19,502)       (9,303)        (52)          -       (28,857)       7,446         (21,411)
Equity in income of partnerships
        and joint ventures                    -             -           -           -             -        7,449           7,449
Minority interest in operating
        partnership                           -             -           -      (2,194)       (2,194)           -          (2,194)
Discontinued operations                     152             -           -        (421)         (269)           -            (269)
Gains on sales of real estate             4,085             -           -           -         4,085            -           4,085
                                      ---------      --------    --------    --------      --------    ---------       ---------
Net income                             $ 29,052      $  9,918    $    253    $(15,545)     $ 23,678    $       -       $  23,678
                                      =========      ========    ========    ========      ========    =========       =========
Investments in real estate, at cost    $620,346      $305,336    $ 27,330    $      -      $953,012    $(213,583)      $ 739,429
                                      =========      ========    ========    ========      ========    =========       =========
Total assets                           $592,167      $218,718    $ 25,310    $ 41,214      $877,409    $(173,746)      $ 703,663
                                      =========      ========    ========    ========      ========    =========       =========
Recurring capital expenditures         $    114      $  2,790    $      -    $      -      $  2,904    $    (363)      $   2,541
                                      =========      ========    ========    ========      ========    =========       =========




                                                                                                         Adjustments
                                                                 Development                              to Equity        Total
Year Ended December 31, 2001           Retail     Multifamily     and Other     Corporate       Total       Method      Consolidated
----------------------------           ------     -----------   ------------   ----------       ------   ------------  -------------
(thousands of dollars)
Real estate operating revenue            $79,951      $56,394       $ 324         $ -      $ 136,669    $ (36,454)      $ 100,215
Real estate operating expense            (22,108)     (23,456)        (14)          -        (45,578)      12,541         (33,037)
                                      ----------    ---------    --------    --------     ----------   ----------       ----------
Net operating income                      57,843       32,938         310           -         91,091      (23,913)         67,178
Management company revenue                     -            -           -      11,336         11,336            -          11,336
Interest and other income                      -            -           -         361            361            -             361
General and administrative
       expenses                                -            -           -     (23,577)       (23,577)           -         (23,577)
                                      ----------    ---------    --------    --------     ----------   ----------       ----------
                                          57,843       32,938         310     (11,880)        79,211      (23,913)         55,298
Interest expense                         (21,416)     (14,102)          -         (76)       (35,594)      11,109         (24,485)
Depreciation and amortization            (14,456)      (9,126)        (52)          -        (23,634)       6,264         (17,370)
Equity in income of partnerships
       and joint ventures                      -            -           -           -              -        6,540           6,540
Minority interest in operating
       partnership                             -            -           -      (2,499)        (2,499)           -          (2,499)
Discontinued operations                      223            -           -         (25)           198            -             198
Gains on sales of real estate              2,107            -           -           -          2,107            -           2,107
                                      ----------    ---------    --------    --------     ----------   ----------       ----------
Net income                              $ 24,301     $  9,710    $    258    $(14,480)     $  19,789    $       -       $  19,789
                                      ==========    =========    ========    ========     ==========    =========       =========
Investments in real estate, at cost     $510,531     $283,028    $ 40,850    $      -      $ 834,409    $(198,115)      $ 636,294
                                      ==========    =========    ========    ========     ==========    =========       =========
Total assets                            $482,727     $206,016    $ 38,743    $ 28,336      $ 755,822    $(153,194)      $ 602,628
                                      ==========    =========    ========    ========     ==========    =========       =========
Recurring capital expenditures          $     18     $  2,965    $      -    $      -      $   2,983    $    (293)      $   2,690
                                      ==========    =========    ========    ========     ==========    =========       =========




                                                                                                           Adjustments
                                                                          Development                      to Equity       Total
Year Ended December 31, 2000             Retail      Multifamily     and Other      Corporate     Total     Method      Consolidated
-----------------------------            ------      -----------     ----------     ---------    ------    ----------   ------------
(thousands of dollars)
Real estate operating revenue             $69,749       $ 54,199       $ 4,707          $ -    $ 128,655    $ (31,208)    $ 97,447
Real estate operating expense             (19,864)       (22,448)          (45)           -      (42,357)      10,106      (32,251)
                                         --------       --------      --------     --------   ----------    ---------    ---------
Net operating income                       49,885         31,751         4,662            -       86,298      (21,102)      65,196
PREIT-RUBIN Net Operating Loss                  -              -             -       (4,498)      (4,498)       4,498            -
Interest and other income                       -              -             -        1,385        1,385            -        1,385
General and administrative
      expenses                                  -              -             -       (4,953)      (4,953)           -       (4,953)
                                         --------       --------      --------     --------   ----------    ---------    ---------
                                           49,885         31,751         4,662       (8,066)      78,232      (16,604)      61,628
Interest expense                          (17,845)       (14,068)            -       (2,402)     (34,315)      10,960      (23,355)
Depreciation and amortization             (10,674)        (8,931)          (63)           -      (19,668)       4,585      (15,083)
Equity in loss of PREIT-RUBIN                   -              -             -            -            -       (6,307)      (6,307)
Equity in income of partnerships
      and joint ventures                        -              -             -            -            -        7,366        7,366
Minority interest in operating
        partnership                             -              -             -       (3,627)      (3,627)           -       (3,627)
Discontinued operations                     1,491              -             -         (157)       1,334            -        1,334
Gains on sales of real estate               3,650              -         6,648            -       10,298            -       10,298
                                         --------       --------      --------     --------   ----------    ---------    ---------
Net income                                $26,507       $  8,752      $ 11,247     $(14,252)   $  32,254   $        -    $  32,254
                                         ========       ========      ========     ========    =========   ==========    =========
Investments in real estate, at cost      $464,633       $278,199      $ 60,727     $      -    $ 803,559   $ (191,293)   $ 612,266
                                         ========       ========      ========     ========    =========   ==========    =========
Total assets                             $448,720       $211,328      $ 58,820     $ 15,771    $ 734,639   $ (157,976)   $ 576,663
                                         ========       ========      ========     ========    =========   ==========    =========
Recurring capital expenditures           $    642       $  3,464      $      -     $      -    $   4,106   $     (627)   $   3,479
                                         ========       ========      ========     ========    =========   ==========    =========


13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001. The amounts presented below for 2001 have been restated for discontinued operations.



Year Ended December 31, 2002
In thousands of dollars, except per share data       1st Quarter     2nd Quarter     3rd Quarter    4th Quarter(3)        Total

Revenues                                               $ 27,392        $ 30,895        $ 31,677        $ 36,349       $ 126,313
                                                   =============  ==============  ==============  ==============  ==============
Net income (1)                                         $  3,727        $  4,442        $  8,178        $  7,331       $  23,678
                                                   =============  ==============  ==============  ==============  ==============
Net income per share - basic (2)                       $   0.23        $   0.27        $   0.49        $   0.45       $    1.47
                                                   =============  ==============  ==============  ==============  ==============
Net income per share - diluted (2)                     $   0.23        $   0.27        $   0.49        $   0.44       $    1.44
                                                   =============  ==============  ==============  ==============  ==============

First and Second Quarters 2002 - Impact of Discontinued Operations
In thousands of dollars, except per share data        1st Quarter     2nd Quarter
Revenues                                               $    432        $    454
                                                   =============  ==============
Income from discontinued operations                    $     26        $     71
                                                   =============  ==============
Basic income from discontinued operations
  per share                                            $      -        $      -
                                                   =============  ==============
Diluted income from discontinued operations
  per share                                            $      -        $      -
                                                   =============  ==============

Year Ended December 31, 2001 - Restated
In thousands of dollars, except per share data        1st Quarter     2nd Quarter     3rd Quarter     4th Quarter         Total
Revenues                                               $ 26,638        $ 27,159        $ 27,142        $ 30,973       $ 111,912
                                                   =============  ==============  ==============  ==============  ==============
Net income (1)                                         $  5,092        $  3,906        $  4,149        $  6,642       $  19,789
                                                   =============  ==============  ==============  ==============  ==============
Net income per share - basic                           $   0.37        $   0.29        $   0.27        $   0.42       $    1.35
                                                   =============  ==============  ==============  ==============  ==============
Net income per share - diluted                         $   0.37        $   0.29        $   0.27        $   0.42       $    1.35
                                                   =============  ==============  ==============  ==============  ==============

Year Ended December 31, 2001 - Impact of Discontinued Operations
In thousands of dollars, except per share data        1st Quarter     2nd Quarter     3rd Quarter     4th Quarter         Total
Revenues                                               $    358        $    379        $    395        $    538       $   1,670
                                                   =============  ==============  ==============  ==============  ==============
Income from discontinued operations                    $    (12)       $     25        $     21        $    189       $     223
                                                   =============  ==============  ==============  ==============  ==============
Basic income from discontinued operations
  per share                                            $      -        $      -        $      -        $   0.01       $    0.01
                                                   =============  ==============  ==============  ==============  ==============
Diluted income from discontinued operations
  per share                                            $      -        $      -        $      -        $   0.01       $    0.01
                                                   =============  ==============  ==============  ==============  ==============



(1) Includes gains on sale of real estate of approximately $4.1 million (3rd Quarter 2002), $1.8 million (1st Quarter 2001) and $0.3 million (2nd Quarter 2001).
(2) Results for the full year do not necessarily equal the summation of the quarterly amounts due to rounding.
(3) Fourth quarter revenues include a significant portion of annual percentage rents as most percentage rent minimum sales levels are met in the fourth quarter. Also, fourth quarter net income includes the impact of the capitalization of $0.6 million of internal costs related to development activities.

14.      PENDING TRANSACTIONS

         On March 3, 2003, the Company entered into an agreement to sell all of its 7,242 apartment units to Morgan Properties of King of Prussia, Pennsylvania (together, "Morgan"), for $420 million. The $420 million sale price of the multifamily portfolio includes a mix of cash payable at closing and Morgan's agreement to assume or pay off indebtedness related to the properties. As of December 31, 2002, approximately $213.7 million of the $420 million sale price would be payable in cash and approximately $206.3 million would be payable in the form of assumed indebtedness. The portion attributable to cash is expected to increase and the portion attributable to assumed indebtedness is expected to decrease by the amount of the Company's principal payments on this indebtedness between January 1, 2003 and closing. The multifamily portfolio was not classified as held for sale at December 31, 2002 because the Company was not actively marketing these properties, nor was there an agreement between the Company and Morgan at December 31, 2002.

         On March 7, 2003, the Company entered into Agreements of Purchase and Sale to acquire Cherry Hill Mall, Moorestown Mall, Plymouth Meeting Mall, Gallery at Market East, Exton Square Mall and Echelon Mall from affiliated companies of The Rouse Company ("Rouse"). The Company intends, upon the execution of definitive agreements with New Castle Associates, to assign its rights under the Agreement of Purchase and Sale to acquire Cherry Hill Mall to New Castle Associates. The partners of New Castle Associates include Ronald Rubin, our Chairman and Chief Executive Officer, and George Rubin, our Trustee and President of our management subsidiaries, PREIT-RUBIN, Inc. and PREIT Services, LLC.

         The aggregate purchase price for the acquisition of the six Rouse properties, assuming the Company was to acquire all of the equity of New Castle Associates, would be $548 million, including approximately $233 million in cash, the assumption of $277 million in non-recourse mortgage debt and $38 million in Units. All of the Units would be issued as part of the consideration for the Company's acquisition of the equity of New Castle Associates. Upon the sale of Christiana Mall by New Castle Associates, the Company's management and leasing agreement for that property will be terminated, and the Company will receive a brokerage fee of approximately $2 million from New Castle Associates.

15. SUBSEQUENT EVENT

         In 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, PA for a purchase price of $3.2 million. The Company expects to recognize a gain of approximately $2.0 million in 2003 as a result of this sale.

                        OPINION OF INDEPENDENT AUDITORS


To the Partners of
Lehigh Valley Associates

We have audited the accompanying balance sheets of Lehigh Valley Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of Lehigh Valley Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Valley Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG

Philadelphia, Pennsylvania

January 21, 2003

                        OPINION OF INDEPENDENT AUDITORS


To the Partners of
Lehigh Valley Associates

We have audited the accompanying balance sheets of Lehigh Valley Associates (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of Lehigh Valley Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Valley Associates at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG

Philadelphia, Pennsylvania

January 15, 2002

Schedule II
                    Pennsylvania Real Estate Investment Trust
                        Valuation and Qualifying Accounts
                                 (in thousands)


Column A                                     Column B                        Column C             Column D         Column E

                                                                              Additions

                                           Description           Balance
                                            Beginning      Charged to Costs      Charged to                        Balance End
                                            of Period       and Expenses     Other Accounts    Deductions (1)       of Period
                                           ------------    ----------------  --------------    -------------       -----------
Allowance for Possible Losses:
Year ended December 31, 2002                      $93                $--             $--               $--              $93
Year ended December 31, 2001                      $93                $--             $--               $--              $93
Year ended December 31, 2000                     $528                $--             $--            ($435)              $93


Allowance for Doubtful Accounts:

Year ended December 31, 2002                     $727               $837                            ($599)             $965
Year ended December 31, 2001                     $733               $533             $--            ($539)             $727
Year ended December 31, 2000                     $582               $752             $--            ($601)             $733

(1) Principally write-offs of tenant receivable balances.

Schedule III
Real Estate as of December 31, 2002

                                    Initial        Cost of                                 Current                 Date
                         Initial    Cost of     Improvements                                Accum.     Current     of          Life
                         Cost of   Building &      Net of      Balance of    Building &      Depr.     Encumb. Construction/    of
                            Land  Improvement    Retirements      Land      Improvements    Balance    Balance  Acquisition    Depr.
                        ------------------------------------------------------------------------------------------------------------
                                                               (Thousands of dollars)
MULTIFAMILY PROPERTIES:
 2031 Locust St           $  100   $ 1,028      $ 2,717            $100        $3,745      $3,072       $5,708         1961      25
 Boca Palms                7,107    28,444        3,823           7,107        32,267       9,146       21,682         1994      39
 Camp Hill                   336     3,060        2,533             336         5,594       4,383       12,725         1969      33
 Cobblestone
Apartments                 2,791     9,697        3,329           2,791        13,026       4,379       13,287         1992      40
 Eagles Nest               4,021    17,615        2,832           4,021        20,448       6,660       14,727         1998      39
Emerald Point              3,062    18,645       12,512           3,789        30,430       8,591       15,152         1993      39
 Fox Run - Bear            1,355    19,959        2,862           1,355        22,821       7,904       13,565         1998      39
 Hidden Lakes              1,225    11,794        1,644           1,225        13,438       3,867       10,265         1994      39
 Kenwood Gardens             489     3,235        4,175             489         7,410       6,036        6,955         1963      38
 Lakewood Hills              501    11,402        6,139             501        17,541      11,861       17,988         1972-80   45
 Palms of Pembroke         4,869    17,384        2,324           4,869        19,707       5,210       15,925         1994      39
 Regency Lakeside          5,364     8,617       17,300           5,364        25,917       8,494       19,059         2002      40
 Shenandoah Village        2,200     8,975        2,934           2,200        11,909       3,438        7,815         1993      39
 The Marylander              117     4,340        3,948             117         8,287       6,922       11,800         1962      39
 The Woods                 4,234    17,268        2,302           4,234        19,570       2,301        6,321         1998      39

INDUSTRIAL PROPERTIES:
 ARA-Allentown                 3        82            -               3            82          81            -         1962      40
 ARA -Pennsauken              20       190            -              20           190         166            -         1962      50
 InterstateCommerce           34       364        1,404              34         1,768       1,435            -         1963      50
Sears                         25       206          176              25           382         343            -         1963      50

RETAIL PROPERTIES:
 Beaver Valley Mall       13,606    14,971       32,615          13,196        47,997       1,207       47,740
 Christiana Power Center   9,347    23,089        2,737          12,828        22,344       3,535            -         1998      39
 Commons at Magnolia         577     3,436        5,779             601         9,191         491            -         1999      39
 Crest Plaza                 332     2,349       13,191             282        15,590       4,540            -         1964      40
 Creekview (Warrington)    1,380     4,825       12,384           1,380        17,208       1,006            -         1998      40
 Dartmouth Mall            7,199    28,945       13,576           7,199        42,521       6,997            -         1998      39
 Festival Shopping Center  3,728    14,988          268           3,728        15,256       1,718            -         1998      39
 Magnolia Mall             9,279    37,358        7,719          10,379        43,978       6,043       21,658         1998      39
 Northeast Tower Center    7,864    18,338        4,658           8,265        22,596       2,036            -         1998      39
 Northeast Tower -         2,716    10,863            -           2,716        10,863       1,018       12,500         1999      39
 Home Depot
 Paxton Tower Center      15,719    29,222        6,948          15,719        36,170       2,800            -         1998      40
 Prince George's Plaza    13,066    57,678        6,069          13,066        63,747       8,076       44,879         1998      39
 South Blanding Village    2,946     6,138          414           2,946         6,551       2,977            -         1988      40

                       ---------------------------------------------------------------------------------------
TOTAL INVESTMENT        $125,612  $434,505     $179,312        $130,885      $608,544    $136,733     $319,751
                       =======================================================================================


The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $672 million and $581 million at December 31, 2002 and 2001, respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2002 and 2001 are as follows:


                                                                        Total Real Estate Assets
                                                                        ------------------------
                                                                         Year Ended December 31,
                                                                 2002                        2001                        2000
                                                                 ----                        ----                        ----
BALANCE, beginning of period                                  $636,294                     $612,266                    $577,521
Acquisitions and development                                    99,025                       15,068                      41,477
Improvements                                                    36,326                       16,007                      10,584
Dispositions                                                   (32,216)                      (7,047)                    (17,316)
                                                             ---------                     --------                    --------
BALANCE, end of period                                        $739,429                     $636,294                    $612,266



                                                                        Accumulated Depreciation
                                                                        ------------------------
                                                                         Year Ended December 31,
                                                                2002                         2001                        2000
                                                                ----                         ----                        ----
BALANCE, beginning of period                                  $112,424                      $95,026                     $84,577
Depreciation expense                                            21,037                       17,688                      15,335
Acquisitions                                                     8,368                           --                          --
Dispositions                                                    (5,096)                        (290)                     (4,886)
                                                             ---------                     --------                    --------
BALANCE, end of period                                        $136,733                     $112,424                     $95,026




                                  EXHIBIT INDEX

Exhibit No.                                           Description
-----------                                           -----------

2.1* Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Cherry Hill Limited Partnership, dated as of March 7, 2003.

2.2* Agreement of Purchase and Sale among Echelon Mall Joint Venture and Echelon Acquisition, LLC and PR Echelon Limited Partnership, dated as of March 7, 2003.

2.3* Agreement of Purchase and Sale among Gallery at Market East, LLC and PR Gallery I Limited Partnership, dated as of March 7, 2003.

2.4* Agreement of Purchase and Sale among The Rouse Company Of Nevada, LLC, The Rouse Company Of New Jersey, LLC and PR Moorestown Limited Partnership, dated as of March 7, 2003.

2.5* Agreement of Purchase and Sale between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, dated as of March 7, 2003.

2.6* Agreement of Purchase and Sale between The Rouse Company, L.P. and PR Exton Limited Partnership, dated as of March 7, 2003.

3.2*     By-Laws of PREIT as amended through October 30, 2002.

10.72* Agreement of Purchase and Sale between New Castle Associates and Christiana Mall, LLC, dated as of March 7, 2003.

21*      Listing of subsidiaries.

23.1*    Consent of KPMG LLP (Independent Auditors of the Company).

23.2* Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

23.3* Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

99.1* Certification of Chief Executive Officer pursuant to section 906 of Sarbanes-Oxley Act of 2002.

99.2* Certification of Chief Financial Officer pursuant to section 906 of Sarbanes-Oxley Act of 2002.




*  Filed herewith