Form 10-Q
period 2003-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2003-05-15
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            March 31, 2003

   Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________________ to _________________________________

Commission File Number           1-6300

Pennsylvania Real Estate Investment Trust

(Exact name of registrant as specified in its charter)

Pennsylvania	23-6216339

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Broad Street, Third Floor, Philadelphia, PA	19102-3803

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(215) 875–0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

YES	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of beneficial interest outstanding at May 1, 2003: 16,754,458

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONTENTS

Back to Contents

Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

	March 31, 2003	December 31, 2002

	(unaudited)	(unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$426,428	$423,046
Multifamily properties	—	290,607
Construction in progress	19,232	23,272
Industrial properties	2,504	2,504

Total investments in real estate	448,164	739,429
Less accumulated depreciation	(44,036)	(136,733)

	404,128	602,696

INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
AND JOINT VENTURES, at equity	25,556	25,361

	429,684	628,057
OTHER ASSETS:
Assets held for sale	205,021	—
Cash and cash equivalents	8,115	13,553
Rents and sundry receivables (net of allowance for
doubtful accounts of $1,084 and $965, respectively)	9,829	13,243
Deferred costs and other assets, net	46,598	48,810

	$699,247	$703,663

(Continued)

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)	(unaudited)
LIABILITIES:
Mortgage notes payable	$126,193	$319,751
Bank loan payable	146,900	130,800
Liabilities related to assets held for sale	190,679	—
Tenants’ deposits and deferred rents	1,633	5,046
Accrued expenses and other liabilities	16,172	27,581

Total liabilities	481,577	483,178

MINORITY INTEREST	32,236	32,472

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1 par value per share; 100,000 authorized;
issued and outstanding 16,754 shares at March 31, 2003
and 16,697 shares at December 31, 2002	16,754	16,697
Capital contributed in excess of par	218,158	216,769
Deferred compensation	(3,579)	(2,513)
Accumulated other comprehensive loss	(3,845)	(4,366)
Distributions in excess of net income	(42,054)	(38,574)

Total shareholders’ equity	185,434	188,013

	$699,247	$703,663

See accompanying notes to unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	March 31, 2003	March 31, 2002
Thousands of dollars
	(unaudited)	(unaudited)
REVENUES:
Real estate revenues:
Base rent	$11,924	$9,495
Expense reimbursements	3,902	2,621
Percentage rent	273	361
Lease termination revenue	259	6
Other real estate revenues	334	271

Total real estate revenues	16,692	12,754
Management company revenue	2,181	2,174
Interest and other income	142	19

Total revenues	19,015	14,947

EXPENSES:
Property operating expenses:
Property payroll and benefits	1,013	920
Real estate and other taxes	1,295	858
Utilities	277	175
Other operating expenses	2,314	1,405

Total property operating expenses	4,899	3,358
Depreciation and amortization	3,513	2,776
General and administrative expenses:
Corporate payroll and benefits	3,636	3,510
Other general and administrative expenses	2,690	2,469

Total general and administrative expenses	6,326	5,979
Interest expense	4,046	2,677

Total expenses	18,784	14,790

	231	157

Equity in income of partnerships and joint ventures	1,593	1,318
Gains on sales of interests in real estate	1,191	—

Income before minority interest and discontinued operations	3,015	1,475
Minority interest in operating partnership	(287)	(158)

Income from continuing operations	2,728	1,317
Discontinued operations:
Income from discontinued operations	2,300	2,451
Equity in discontinued income of partnerships and joint ventures	185	249
Minority interest in discontinued operations	(236)	(290)

Total discontinued operations	2,249	2,410

NET INCOME	$4,977	$3,727

See accompanying notes to unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

	Three Months Ended

	March 31, 2003	March 31, 2002

	(unaudited)	(unaudited)
Basic earnings per share
Income from continuing operations per share	$0.16	$0.08
Income from discontinued operations per share	0.14	0.15

Net income per share - basic	$0.30	$0.23

Diluted earnings per share
Income from continuing operations per share	$0.16	$0.08
Income from discontinued operations per share	0.14	0.15

Net income per share – diluted	$0.30	$0.23

See accompanying notes to unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2003	2002
Thousands of dollars
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,977	$3,727
Adjustments to reconcile net income to net cash
provided by operating activities—
Depreciation and amortization	5,822	4,957
Amortization of deferred financing costs	297	141
Provision for doubtful accounts	156	115
Amortization of deferred compensation	581	449
Gains on sales of interests in real estate	(1,191)	—
Change in assets and liabilities—
Net change in other assets	(2,893)	(381)
Net change in other liabilities	(7,539)	(2,505)

Net cash provided by operating activities	210	6,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in wholly-owned real estate	(711)	(1,379)
Investments in construction in progress	(7,263)	(2,859)
Investments in partnerships and joint ventures	(194)	(868)
Cash proceeds from sale of real estate	2,855	—
Cash distributions from partnerships and joint ventures
in excess of equity in income	—	1,457

Net cash used in investing activities	(5,313)	(3,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net credit facility borrowing	16,100	6,000
Proceeds from mortgage note payable	—	12,800
Principal installments on mortgage notes payable	(1,279)	(1,183)
Repayment of mortgage note payable	(6,297)	(6,066)
Net repayment of construction loan payable	—	(4,000)
Shares of beneficial interest issued, net of issuance costs	444	1,498
Shares of beneficial interest repurchased	(538)	—
Payment of deferred financing costs	—	(76)
Distributions paid to shareholders	(8,457)	(8,097)
Distributions paid to OP Unitholders and minority partners
in excess of minority interest	(308)	(638)

Net cash (used in) provided by financing activities	(335)	238

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,438)	3,092
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,553	10,258

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,115	$13,350

See accompanying notes to unaudited consolidated financial statements.

Back to Contents

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003

1.     BASIS OF PRESENTATION:

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s latest annual report on Form 10-K. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

PREIT is organized as a Pennsylvania business trust and is a fully integrated self-administered and self-managed real estate investment trust.

The Company’s interest in its properties is held through PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership, and as of March 31, 2003, held a 90.5% interest in the Operating Partnership.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.     RECENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is prospectively applied to all options granted after the beginning of the year of adoption. Prior to 2003, the Company followed the intrinsic method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees.” The compensation expense associated with the stock options is included in general and administrative expenses in the accompanying consolidated statements of income.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” amended FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, compensation cost will be recognized in 2003 as if the recognition provisions of SFAS No. 123 had been applied from the date of adoption. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

Back to Contents

	Three Months Ended March 31,

	2003	2002
Thousands of dollars except per share data

Net Income	$4,977	$3,727
Add: Stock-based employee compensation
expense included in reported net income	570	449

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(604)	(484)

Pro forma net income	$4,943	$3,692

Earnings per share:

Basic – as reported	$0.30	$0.23

Basic – pro forma	$0.30	$0.23

Diluted – as reported	$0.30	$0.23

Diluted – pro forma	$0.29	$0.23

3.     REAL ESTATE ACTIVITIES:

Acquisition

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

Pro forma revenues, net income, basic net income per share and diluted net income per share for the three-month period ended March 31, 2002, reflecting the purchase of Beaver Valley Mall as if the purchase took place on January 1, 2002, are as follows:

Thousands of dollars, except per share data

Three Months Ended March 31, 2002

Revenues	$17,694

Net income	$4,201

Basic income per share	$0.25

Diluted income per share	$0.25

Disposition

In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for a purchase price of $3.2 million. The Company recognized a gain of $1.2 million in the three-month period ended March 31, 2003 as a result of this sale.

Discontinued Operations

In July 2002, the Company sold Mandarin Corners Shopping Center located in Jacksonville, Florida for $16.3 million. The Company recorded a gain on the sale of approximately $4.1 million.

Back to Contents

In March 2003, the Company entered into an agreement to sell all of its 7,242 apartment units to Morgan Properties of King of Prussia, Pennsylvania (together, “Morgan”), for $420 million. The $420 million sale price of the multifamily portfolio includes a mix of cash payable at closing and Morgan’s agreement to assume or pay off indebtedness related to the properties. As of December 2002, approximately $213.7 million of the $420 million sale price would be payable in cash and approximately $206.3 million would be payable in the form of assumed indebtedness. The portion attributable to cash is expected to increase and the portion attributable to assumed indebtedness is expected to decrease by the amount of the Company’s principal payments on this indebtedness between December 2002 and closing. In April 2003, the Company received a non-refundable deposit in the amount of $3 million from Morgan related to this pending transaction and Morgan deposited an additional $5 million pursuant to the terms of an amendment to the purchase and sale agreement.

In accordance with the provisions of SFAS No. 144, the operating results of Mandarin Corners and the multifamily portfolio are included in discontinued operations for all periods presented. The following table summarizes revenue and expense information for properties accounted for as discontinued operations:

Thousands of dollars

	Three Months Ended March 31,

	2003	2002

Real Estate Revenues	$13,873	$12,877

Expenses:
Property operating expenses	5,963	4,999
Depreciation and amortization	2,309	2,182
Interest expense	3,301	3,245

Total expenses	11,573	10,426

Income from discontinued operations	2,300	2,451
Equity in income of partnerships and
joint ventures	185	249
Minority interest in discontinued operations	(236)	(290)

Total discontinued operations	$2,249	$2,410

Development Activity

As of March 31, 2003, the Company has capitalized $10.7 million of costs for development activities for properties under construction. Of this amount, $9.2 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with development activities such as legal fees, interest, certain internal costs, surveys, civil engineering surveys, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $1.4 million at March 31, 2003, of which $0.2 million was refundable and $1.2 million was non-refundable.

Lease Termination

In January 2003, the Company paid $1.8 million to terminate its lease with the Ames department store located at the Dartmouth Mall in Dartmouth, Massachusetts. This payment is being amortized over the remaining term of the Ames lease. The Company recorded amortization of $0.1 million in the first quarter of 2003 relating to this payment.

Refinancing

In January 2003, the mortgage on the Woods Apartments in Ambler, Pennsylvania in the amount of $6.3 million was repaid with proceeds from the Company’s Existing Credit Facility.

In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum. In connection with the refinancing, unamortized deferred financing costs of $0.1 were written off in the consolidated statements of income.

Back to Contents

4.     MANAGEMENT COMPANIES:

The Company’s management, leasing and real estate development activities are performed by two consolidated companies. PREIT Services, LLC (“Services”) manages properties wholly owned by the Company. PREIT-RUBIN, Inc. (“PRI”) manages properties not wholly owned by the Company, including properties owned by joint ventures in which the Company participates. Services does not charge management, leasing or development fees to the properties it manages because such charges would be eliminated in consolidation. PRI is a taxable REIT subsidiary as defined by federal tax laws. PRI is capable of offering a broad menu of services to tenants without jeopardizing the Company’s continued qualification as a real estate investment trust.

5.     INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information of the equity investments in the Company’s 14 unconsolidated partnerships and joint ventures as of March 31, 2003 and December 31, 2002.

Thousands of dollars

	March 31, 2003	December 31, 2002

ASSETS

Investments in real estate, at cost:
Retail properties	$457,722	$457,532
Multifamily properties	—	29,458
Property under development	1,506	1,506
Construction in progress	105	—

Total investments in real estate	459,333	488,496
Less: accumulated depreciation	(82,367)	(93,004)

	376,966	395,492
Cash and cash equivalents	13,758	8,982
Assets held for sale	19,213	—
Deferred costs, prepaid real estate taxes and expenses
and other assets, net	27,843	36,734

Total assets	437,780	441,208

LIABILITIES AND PARTNERS’ EQUITY

Mortgage notes payable	353,725	381,872
Liabilities related to assets held for sale	27,614	—
Other liabilities	14,799	16,977

Total liabilities	396,138	398,849
Net equity	41,642	42,359
Less: Partners’ share	(16,138)	(17,103)

Investment in partnerships and joint ventures	25,504	25,256
Advances	52	105

Investment in and advances to partnerships and joint ventures(1)	$25,556	$25,361

(1)	Amounts include $21.6 million and $20.7 million at March 31, 2003 and December 31, 2002, respectively, of joint venture investments with deficit balances. These deficit balances are primarily the result of distributions received by the Company in excess of its investment and its equity in income of the joint ventures.

Back to Contents

The following table summarizes the Company’s equity in net income for the three month periods ended March 31, 2003 and March 31, 2002.

EQUITY IN INCOME OF PARTNERSHIPS AND JOINT VENTURES

Thousands of dollars

	Three Months Ended March 31,

	2003	2002

Gross revenues from real estate	$21,610	$20,526

Expenses:
Property operating expenses	7,464	6,857
Mortgage and bank loan interest	7,019	7,031
Depreciation and amortization	3,985	3,696

Total expenses	18,468	17,584
Net income before partners’ share	3,142	2,942
Other partners’ share	(1,549)	(1,624)

Equity in continuing income of partnerships and joint ventures	$1,593	$1,318

In January 2003, the FASB issued Financial Interpretation No. 46, (“FIN No. 46”), “Consolidation of Variable Interest Entities.” The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The impact of FIN No. 46 is not expected to be material to the Company’s Consolidated results of operations or shareholders’ equity.

6.     EARNINGS PER SHARE:

Basic Earnings Per Share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the weighted average number of shares outstanding during the period, adjusted to give effect to common share equivalents.

Thousands, except per share data

	Three Months Ended March 31,

	2003	2002

Income from continuing operations	$2,728	$1,317
Income from discontinued operations	2,249	2,410

Net Income	$4,977	$3,727

Basic earnings per share
Income from continuing operations	$0.16	$0.08
Income from discontinued operations	0.14	0.15

Net Income per share – basic	$0.30	$0.23

Diluted earnings per share
Income from continuing operations	$0.16	$0.08
Income from discontinued operations	0.14	0.15

Net Income per share – diluted	$0.30	$0.23

Back to Contents

A reconciliation between basic and diluted weighted average shares outstanding is shown below:

Thousands	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002

	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	16,545	16,545	15,927	15,927
Effect of unvested restricted shares
and share options issued	—	179	—	18
Incremental shares for diluted EPS	—	94	—	—

Total weighted average shares outstanding	16,545	16,818	15,927	15,945

7.     DISTRIBUTIONS:

The per-share amount declared for distribution as of the date of this report and the per-share amount declared for distribution in the comparable period of the prior year are as follows:

Date Declared	Record Date	Payment Date	Amount per Share

May 9, 2002	May 31, 2002	June 15, 2002	$0.51
May 14, 2003	May 30, 2003	June 16, 2003	$0.51

8.     CASH FLOW INFORMATION:

Cash paid for interest was $6.7 million (net of capitalized interest of $0.4 million) and $5.5 million (net of capitalized interest of $0.6 million), respectively, for the three months ended March 31, 2003 and 2002.

Significant non-cash transactions

In the first three months of 2002, the Company issued units of limited partnership interest (“OP Units”) in its Operating Partnership valued at $4.5 million in connection with the earnout provisions in the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization (“TRO”). Additional OP Units may be issued in 2003 pursuant to the terms of that acquisition (see Note 9).

9.     COMMITMENTS AND CONTINGENCIES:

Related Party Transactions

PRI provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $0.7 million and $0.6 million for the quarters ended March 31, 2003 and 2002, respectively.

Acquisition of The Rubin Organization

In connection with the Company’s 1997 acquisition of TRO and certain other related property interests, the Company agreed to issue up to 800,000 additional OP units over a five-year period ending September 30, 2002, if certain earnings were achieved. The Company accounts for the issuance of contingent OP Units as additional purchase price when such amounts are determinable. Through December 31, 2001, 665,000 contingent OP Units had been issued, resulting in additional purchase price of approximately $12.9 million. A special committee of disinterested members of the Company’s Board of Trustees will determine whether the remaining 135,000 contingent OP Units for the period from January 1, 2002 through September 30, 2002 have been earned, and any related payment will be accounted for as additional purchase price. Issuance of additional OP Units has been excluded from the statements of cash flows as non-cash items.

In connection with certain development properties acquired in the TRO transaction, the Company will be required to issue additional OP units to the former owners of the properties upon final determination by the special committee of the values attributable to the properties.

Back to Contents

Development Activities

The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company’s flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in the Company’s Credit Facility, which limit the Company’s involvement in joint venture projects. At March 31, 2003, the Company had approximately $13.2 million committed to complete current development and redevelopment projects, which is expected to be financed through the Company’s Credit Facility or through short-term construction loans.

Legal Actions

In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental

The Company’s management is aware of certain environmental matters at some of the Company’s properties, including ground water contamination, above-normal radon levels and the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company’s management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company’s management can make no assurances that the amount that has been reserved for these matters of $0.1 million will be adequate to cover future environmental costs.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others.” This interpretation requires that a liability be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor’s financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 15, 2002. In the normal course of business, the Company has guaranteed certain indebtedness of others. These guarantees have historically been disclosed by the Company. Therefore the impact of the disclosure requirements will not be material to the Company’s financial condition.

The Company has provided the following guarantees:

•	The Company has guaranteed $5.5 million of the mortgage at Laurel Mall, an unconsolidated joint venture.

•	The Company has guaranteed the amounts borrowed by the Operating Partnership under the Credit Facility ($146.9 million at March 31, 2003).

•
The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. The seller of the Woods Apartments received $1.7 million worth of Class A OP Units as partial consideration for the sale of the property.

•
There are no new guarantees in the first quarter of 2003 that require recognition or disclosure, although the Company has guaranteed the amounts borrowed by the Operating Partnership under the Acquisition Credity Facility ($175 million at April 30, 2003).

Back to Contents

10.     SEGMENT INFORMATION:

The Company has four reportable segments: (1) retail properties, (2) multifamily properties held for sale, (3) development and other, and (4) corporate. The retail segment includes the operation and management of 22 regional and community shopping centers (12 wholly-owned and 10 owned in joint venture form). The multifamily segment includes the operation and management of 19 apartment communities (15 wholly-owned and four owned in joint venture form). The other segment includes the operation and management of two retail properties under development and four industrial properties (all wholly-owned). The corporate segment includes cash and investment management, real estate management and certain other general support functions.

The accounting policies for the segments are the same as those the Company uses for consolidated financial reporting, except that, for segment reporting purposes, the Company uses the “proportionate-consolidation method” of accounting for joint venture properties, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of its equity method investments. The column titled “Adjustments to the Equity Method” in the charts below reconciles the amounts presented under the proportionate-consolidation method to the consolidated amounts reflected on the Company’s consolidated balance sheets and consolidated statements of income.

The chief operating decision-making group for the Company’s retail, multifamily, development and other and corporate segments is comprised of the Company’s President, Chief Executive Officer and the lead executives of each of the Company’s operating segments. The lead executives of each operating segment also manage the profitability of each segment’s net operating income. The operating segments are managed separately because each operating segment represents a different property type (retail or multifamily), as well as development and corporate services.

Thousands of dollars
Three Months Ended March 31, 2003	Retail	Multifamily Held for Sale	Development and Other	Corporate	Total	Adjustments to Equity Method	Total Consolidated

Real estate operating revenues	$26,108	$14,923	$83	$—	$41,114	$(24,422)	$16,692
Real estate operating expense	(8,481)	(6,440)	(4)	—	(14,925)	10,026	(4,899)

Net operating income	17,627	8,483	79	—	26,189	(14,396)	11,793
Management company revenue	—	—	—	2,181	2,181	—	2,181
Interest and other income	—	—	—	142	142	—	142
General and administrative
expenses	—	—	—	(6,326)	(6,326)	—	(6,326)

Earnings before interest, taxes
depreciation and amortization	17,627	8,483	79	(4,003)	22,186	(14,396)	7,790
Interest expense	(6,780)	(3,716)	—	(91)	(10,587)	6,541	(4,046)
Depreciation and amortization	(4,822)	(2,455)	(13)	—	(7,290)	3,777	(3,513)
Equity in income of partnerships
and joint ventures	—	—	—	—	—	1,593	1,593
Minority interest in operating
partnership	—	—	—	(287)	(287)	—	(287)
Discontinued operations	—	—	—	(236)	(236)	2,485	2,249
Gains on sales of real estate	1,191	—	—	—	1,191	—	1,191

Net income	$7,216	$2,312	$66	$(4,617)	$4,977	$—	$4,977

Investments in real estate, at cost	$623,889	$306,456	$23,295	$—	$953,640	$(505,476)	$448,164

Total assets	$593,736	$217,159	$21,269	$39,433	$871,597	$(172,350)	$699,247

Recurring capital expenditures	$10	$487	$—	$—	$497	$(13)	$484

Back to Contents

Thousands of dollars
Three Months Ended March 31, 2002	Retail	Multifamily Held for Sale	Development and Other	Corporate	Total	Adjustments to Equity Method	Total Consolidated

Real estate operating revenues	$19,951	$14,083	$82	$—	$34,116	$(21,362)	$12,754
Real estate operating expense	(5,681)	(5,619)	(4)	—	(11,304)	7,946	(3,358)

Net operating income	14,270	8,464	78	—	22,812	(13,416)	9,396
Management company revenue	—	—	—	2,174	2,174	—	2,174
Interest and other income	—	—	—	19	19	—	19
General and administrative
expenses	—	—	—	(5,979)	(5,979)	—	(5,979)

Earnings before interest, taxes
depreciation and amortization	14,270	8,464	78	(3,786)	19,026	(13,416)	5,610
Interest expense	(5,036)	(3,513)	—	—	(8,549)	5,872	(2,677)
Depreciation and amortization	(4,037)	(2,278)	(13)	—	(6,328)	3,552	(2,776)
Equity in income of partnerships
and joint ventures	—	—	—	—	—	1,318	1,318
Minority interest in operating
partnership	—	—	—	(158)	(158)	—	(158)
Discontinued operations	26	—	—	(290)	(264)	2,674	2,410
Gains on sales of real estate	—	—	—	—	—	—	—

Net income	$5,223	$2,673	$65	$(4,234)	$3,727	$—	$3,727

Investments in real estate, at cost	$516,640	$283,715	$36,728	$—	$837,083	$(97,654)	$739,429

Total assets	$484,658	$206,017	$34,749	$28,982	$754,406	$(56,058)	$698,348

Recurring capital expenditures	$—	$655	$—	$—	$655	$(55)	$600

Back to Contents

11.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposure, derivatives are used primarily to align rate movements between interest rates associated with the Company’s leasing income and other financial assets with interest rates on related debt, and to manage the cost of borrowing obligations.

In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing interest rate risk exposure. This effectiveness is essential to qualify for hedge accounting. Instruments that meet hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income in each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with unrealized gains and losses reported in earnings.

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

To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To limit overall interest cost, the Company may use interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. The Company may also employ forwards or purchase options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments at March 31, 2003. The notional value provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value

1.) Swap — Cash Flow	$20.0 million	6.02%	12/15/03	($0.7 million)
2.) Swap — Cash Flow	$55.0 million	6.00%	12/15/03	($2.0 million)

As of March 31, 2003, the estimated unrealized loss attributed to the cash flow hedges was $2.7 million and has been included in other liabilities in the accompanying consolidated balance sheet.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the consolidated balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to incur interest expense of approximately $2.7 million of the current balance held in accumulated other comprehensive income/loss.

For the Company’s cash flow hedges, the fair value is recognized temporarily as a component of equity and subsequently recognized in earnings over the hedged transaction as interest expense or depreciation expense over the life of the constructed asset for hedged borrowings associated with development activities. Approximately $1.6 million of the amount in accumulated other comprehensive income is attributable to development activities at March 31, 2003.

Back to Contents

12.     SUBSEQUENT EVENTS:

On May 14, 2003, the Company and Crown American Realty Trust (“Crown”) announced that they entered into a definitive merger agreement under which Crown would merge into the Company. Under the terms of the agreement, the Company will issue to Crown shareholders 0.3589 common shares of the Company for each outstanding share of Crown in a tax-free, share-for-share transaction and will issue 0.2053 OP Units of the Operating Partnership for each Crown OP unit. In addition, the Company will issue 2.475 million new preferred shares for the same amount of existing Crown non-convertible senior preferred shares. As of March 31, 2003, the Company had 16.8 million common shares outstanding and 1.8 million OP units outstanding. Crown has 32.1 million common shares outstanding and 10.0 million OP units. Assuming all Crown shares and OP units are exchanged at the stated exchange ratios and the Rouse transactions are completed, the Company expects to have approximately 28.3 million common shares, 4.1 million OP units and 2.475 million preferred shares outstanding immediately after the merger. The transaction includes a $20 million termination fee payable to either the Company or Crown if the merger is not completed in certain specified circumstances. The Company expects to assume Crown’s debt, aggregating $619.1 million as of March 31, 2003, and to refinance Crown’s $175 million line of credit facility of which $139.5 million was outstanding as of March 31, 2003.

The Crown portfolio consists of 26 wholly owned malls and a 50% interest in a mall which the Company owns the remaining 50%. Following the merger, the Company intends to reposition or dispose of six of the Crown properties.

On April 28, 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated companies of The Rouse Company (“Rouse”), and these transactions were conducted by the Company through an exchange accomodation title holder in accordance with the provisions of Section 1031 of the Internal Revenue Code. On the same date, PREIT deferred the acquisition of Plymouth Meeting Mall and Echelon Mall from Rouse in accordance with the terms of the amended agreements of sale for those malls. Also on April 28, 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for its interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. As further described below, on April 28, 2003, the Company also acquired an ownership interest in New Castle Associates and an option to acquire the remaining ownership interests. All of the foregoing transactions were conducted by the Company through exchange intermediaries for purposes of complying with the provisions of Section 1031 of the Internal Revenue Code.

The aggregate purchase price for the Company’s acquisition of the three malls from Rouse and for its interest in New Castle Associates (including the additional purchase price payable upon exercise of its option to acquire the remaining interests in New Castle Associates) was $469 million, including approximately $157 million in cash, the assumption of $277 million in non-recourse mortgage debt and $35 million in units of limited partnership interest in the Company’s operating partnership (“OP Units”). All of the OP Units were or will be issued as part of the consideration for the Company’s acquisition of its interest in New Castle Associates. One of the partners of New Castle Associates, Pan American Associates, the former sole general partner and a limited partner of New Castle Associates, is controlled by Ronald Rubin, the Company’s Chairman and Chief Executive Officer, and George Rubin, a trustee of the Company and President of the Company’s management subsidiaries, PRI and PREIT Services, LLC. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. The aggregate purchase price of Plymouth Meeting Mall and Echelon Mall is expected to be $79.4 million in cash, subject to certain adjustments depending on the date of closing.

The Company’s acquisition of its interest in New Castle associates consisted of acquiring 49% of the aggregate partnership interests in New Castle Associates from partners of New Castle Associates other than Pan American Associates on April 28, 2003, in exchange for an aggregate of 585,422 OP Units. The number of OP Units is subject to specified post-closing adjustments. Simultaneously with this acquisition, the Company increased its aggregate ownership interest in New Castle Associates to 72.89% by acquiring an additional ownership interest directly from New Castle Associates in exchange for a cash investment in New Castle Associates of approximately $30.8 million (which amount is also subject to specified post-closing adjustments). This cash investment was used by New Castle Associates to pay the majority of the cash portion of the purchase price and associated costs for Cherry Hill Mall.

The Company also obtained an option, beginning April 30, 2004 and expiring October 27, 2004, to acquire the remaining interests in New Castle Associates, including that of Pan American Associates, in exchange for an aggregate of 609,317 additional OP Units (subject to specified post-closing adjustments). If the Company does not exercise this option, the remaining partners of New Castle Associates will have the right, beginning April 28, 2008 and expiring October 25, 2008, to require the Company to acquire the remaining interests in New Castle Associates in exchange for an aggregate of 670,249 additional OP Units (which amount is also subject to specified post-closing adjustments). Until these call or put rights are exercised or the put rights expire unexercised, the remaining partners of New Castle Associates will be entitled to receive cumulative preferred distributions from New Castle Associates on their remaining interests in New Castle Associates in amounts approximating the distributions they would have received had they exchanged all of their interests in New Castle Associates for OP Units on April 28, 2003.

To facilitate the exchange of Christiana Mall for Cherry Hill Mall, the Company waived any right of first refusal that it may have had with respect to the sale of Christiana Mall by New Castle Associates. Upon the sale of Christiana Mall by New Castle Associates, and before the Company’s investment in New Castle Associates, the Company’s management and leasing agreement for that property was terminated, and the Company received a brokerage fee of $2 million from New Castle Associates in respect of the exchange of Christiana Mall for Cherry Hill Mall. The Company also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provides for a fee of approximately 5.25% of all rents and other revenues received by New Castle Associates from the ownership of Cherry Hill Mall.

On April 30, 2003 the Company sold its interest in Cambridge Hall Apartments located in West Chester, PA for $6.7 million. The Company expects to record a gain of approximately $4.0 million as a result of the sale.

Back to Contents

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

Except where specifically indicated, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations does not include the anticipated effects of the proposed transactions and subsequent events described in Notes 3 and 12 of the consolidated financial statements.

OVERVIEW

As of March 31, 2003, the Company owned interests in 22 retail properties containing an aggregate of approximately 11.9 million square feet, 19 multifamily properties containing 7,242 units that are held for sale and four industrial properties with an aggregate of approximately 0.3 million square feet. The Company also owns interests in two retail properties currently under development, which are expected to contain an aggregate of approximately 0.8 million square feet upon completion.

The Company also provides management, leasing and development services for affiliated and third-party property owners with respect to 16 retail properties containing approximately 6.3 million square feet, five office buildings containing approximately 1.0 million square feet and two multifamily properties with 137 units.

The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization (“TRO”) and the formation of PRI. During the first quarter of 2003, the Company continued this trend with two retail properties in its development pipeline and same store net operating income growth of 4.0% in the retail sector. Please refer to Notes 3 and 12 to the consolidated financial statements for a discussion of currently proposed transactions and certain subsequent events related to our growth strategy. Management anticipates that it will need to devote significant resources to integrating the newly acquired properties into the Company’s existing retail portfolio. This integration process could impact the Company’s day-to-day business.

The Company’s net income increased by $1.3 million to $5.0 million for the quarter ended March 31, 2003 as compared to $3.7 million for the quarter ended March 31, 2002. A real estate parcel sold in the first quarter of 2003 generated a gain of $1.2 million, compared with no real estate sales in the first quarter of 2002. Property acquisitions and the placement in service in 2002 of properties previously under development resulted in an increase in Company real estate revenues, with a corresponding increase in property operating expenses, depreciation, amortization and interest expenses.

The Company has investments in 14 unconsolidated partnerships and joint ventures (the “Joint Ventures”). The purpose of the Joint Ventures is to own and operate real estate. It is a common practice in the real estate industry to invest in real estate in this manner. Of the 14 Joint Venture properties, the Company manages four of the properties and other parties, including several of the Company’s Joint Venture partners, manage the remaining 10 properties. None of the Company’s Joint Venture partners are affiliates of the Company. One of the Company’s key strategic objectives is to obtain managerial control of all its assets, although the Company cannot assure you that it will do so. The Company holds a non-controlling interest in each Joint Venture, and accounts for the Joint Ventures using the equity method of accounting. Under this accounting method, the Company does not consolidate the Joint Ventures. Instead, the Company records the earnings from the Joint Ventures under the income statement caption entitled “Equity in income of partnerships and joint ventures.” Changes in the Company’s investment in these entities are recorded in the balance sheet caption entitled “Investment in and advances to partnerships and joint ventures, at equity”. For further information regarding the Company’s Joint Ventures, see Note 5 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including the Company’s past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements is set forth below. This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the consolidated financial statements in the Company’s 2002 annual report on Form 10-K.

Back to Contents

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

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. If the Company were to lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets. Gains from sales of real estate properties generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 – “Accounting for Real Estate Sales,” provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.

Allowance for Doubtful Accounts Receivable

The Company makes estimates of the collectibility of its accounts receivables related to tenant rents including base rents, straight line rents, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

Assets Held for Sale

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, a valuation allowance is established. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. Accordingly, the results of operations of operating properties disposed of or classified as held for sale subsequent to January 1, 2002 for which the Company has or will have no significant continuing involvement, are reflected as discontinued operations.

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows – undiscounted and without interest charges – to be generated by the property are less than the carrying value of the property. These estimates consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action could impact the determination of whether impairment exists and whether the effects could materially impact the Company’s net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company conducts an annual review of goodwill balances for impairment and to determine whether any adjustments to the carrying value of goodwill are recognized.

Back to Contents

Off Balance Sheet Arrangements

The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. All of these arrangements are accounted for under the equity method because the Company has the ability to exercise significant influence, but not control over the operating and financial decisions of the joint ventures. Accordingly, the Company’s share of the earnings of these joint ventures and companies is reflected in consolidated net income based upon the Company’s estimated economic ownership percentage.

To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and reflected in the Company’s share of equity in net income of joint ventures.

Revenue Recognition

The Company derives over 85% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company’s leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $0.4 million and $0.3 million in the first quarters of 2003 and 2002. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Deferred revenue represents rental revenue received from tenants prior to their due dates. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company’s income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. In the first quarter of 2003, the Company accrued $0.6 million of income because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year. Termination fee income is recognized in the period when a termination agreement is signed. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is recognized when it is received.

The Company’s other significant source of revenues comes from management activities, including property management, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities collectively are referred to as “management fees” in the consolidated statement of income. There are no significant cash versus accrual differences for these activities.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facilities

The Company’s operating partnership has a $200 million revolving credit facility (the “Existing Credit Facility”) with a group of banks. In addition, on April 23, 2003, the Company entered into an unsecured $200 million credit facility (the “Acquisition Credit Facility”) with Wells Fargo, National Association (“Wells Fargo”) to finance the cash portion of the purchase of the four malls described in Note 12 of the consolidated financial statements. The terms of the Acquisition Credit Facility are described below under “Subsequent Events and Proposed Transactions.” The obligations of the Company’s operating partnership under the Existing Credit Facility are secured by a pool of 11 properties and have been guaranteed by the Company. There was $146.9 million outstanding under the Existing Credit Facility at March 31, 2003. The Existing Credit Facility expires in December 2003. The initial term of the Existing Credit Facility may be extended for an additional year on the lender’s approval. The Company has not yet determined if it will seek to extend the Existing Credit Facility or if it will seek another financing alternative.

The Existing Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 130 to 190 basis points, depending on the ratio of the Company’s consolidated liabilities to gross asset value (the “Leverage Ratio”), each as determined pursuant to the terms of the Existing Credit Facility. As of March 31, 2003, the interest rate on the Existing Credit Facility was 3.1%, and the margin was set at 165 basis points.

Back to Contents

In connection with the Acquisition Credit Facility, the Company also entered into an amendment of its Existing Credit Facility, including an amendment of the financial covenant to maintain a ratio of Total Liabilities to Gross Asset Value of 0.70:1 (rather than the previous ratio of 0.65:1), and a modification of the definition of Total Liabilities to exclude the mark-up of assumed debt on the acquired properties resulting from the above-market interest rates on the assumed debt. In addition, the Floating Rate Debt limitation was increased from $200 million to $400 million. As consideration for these modifications, the Company agreed to a provision requiring that, if its ratio of Total Liabilities to Gross Asset Value exceeds 0.65:1, the Existing Credit Facility will bear interest at LIBOR plus 190 basis points. The Company also agreed to pay each lender under the Existing Credit Facility an amendment fee of 0.15% of each lender’s existing revolving commitment amount.

The Existing Credit Facility also contains other affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (1) a maximum Borrowing Base Value (as defined in the Existing Credit Facility) of 70%; (2) a minimum weighted average collateral pool property occupancy of 85%; (3) minimum Tangible Net Worth (as defined in the Existing Credit Facility) of $262 million plus 75% of cumulative net proceeds from the sale of equity securities; (4) minimum ratios of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to Debt Service and Interest Expense (as defined in the Existing Credit Facility) of 1.55:1 and 1.90:1, respectively, at March 31, 2003; and (5) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Existing Credit Facility). As of March 31, 2003, the Company was in compliance with all debt covenants.

Capital Resources

The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact the Company’s cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

•	increase in tenant bankruptcies reducing revenue and operating cash flows;

•	increase in interest expense as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;

•	increase in interest rates affecting the Company’s net cost of borrowing;

•	increase in insurance premiums and/or the Company’s portion of claims;

•	eroding market conditions in one or more of the Company’s primary geographic regions adversely affecting property operating cash flows; and

•	disputes with tenants over common area maintenance and other charges.

The Company expects to meet certain long-term capital requirements such as property and portfolio acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to increase the funds available under the Existing Credit Facility by placing acquired or developed properties into the collateral pool upon the achievement of prescribed criteria so as to fund acquisitions, development activities and capital improvements. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The Company also may be unable to sell additional equity securities on terms that are favorable to the Company, if at all. Additionally, the following are some of the potential impediments to accessing additional funds under the Existing Credit Facility:

•	reduction in occupancy at one or more properties in the collateral pool;

•	reduction in appraised value of one or more properties in the collateral pool;

•	reduction in net operating income at one or more properties in the collateral pool;

•	constraining leverage covenants under the Existing Credit Facility;

•	increased interest rates affecting interest coverage ratios; and

•	reduction in the Company’s consolidated EBITDA.

At March 31, 2003 the Company had outstanding borrowings of $146.9 million under its Existing Credit Facility and had pledged $0.7 million under the Existing Credit Facility as collateral for several letters of credit. Of the unused portion of the Credit Facility of approximately $52.4 million, as of March 31, 2003, the Company’s loan covenant restrictions allowed the Company to borrow approximately an additional $6.5 million based on the existing property collateral pool. At April 28, 2003, the date of the acquisition of the four malls described under Note 12 of the consolidated financial statements, the Company had outstanding borrowings of $175 million under its Acquisition Credit Facility. As noted, one of the additional means of increasing the Company’s borrowing capacity under the Existing Credit Facility is the addition of unencumbered acquisition and/or development properties to the collateral pool. The Company expects to place additional properties into the collateral pool to provide additional borrowing capacity, as necessary. The Company believes that the anticipated placement of properties into the collateral pool will allow for sufficient availability of borrowing capacity to fund the development pipeline and acquisition commitments, other than with respect to the proposed acquisition of two additional malls as part of the Rouse transactions, as well as any short-term liquidity needs that are not fulfilled by cash flows from operations.

Back to Contents

Subsequent Events and Proposed Transactions

The Company incurred approximately $277 million of new and assumed indebtedness in order to complete the transactions described under Note 12 of the consolidated financial statements. The Company used the proceeds from the Acquisition Credit Facility to finance the cash portion of the purchase of the four malls described in Note 12 of the consolidated financial statements. The Acquisition Credit Facility is comprised of a $175 million term loan facility (the “Term Loan”) and $25 million revolving loan facility (the “Revolving Loan”). The Acquisition Credit Facility matures on October 27, 2003, and may be extended for an additional 90 days upon the payment of an extension fee of 0.20% of the amount then outstanding. The Revolving Loan and the Term Loan provide for full recourse to the Company and its subsidiary guarantors. At the Company’s option, the Acquisition Credit Facility bears interest at either (1) the Base Rate (the greater of Wells Fargo’s prime rate or the Federal Funds Rate plus 0.5%) or (2) the LIBOR rate for which deposits are offered to Wells Fargo for one-, two-, three- or six-month periods, plus margins ranging from 2.5% to 3.0%, depending on the Company’s ratio of Total Liabilities to Gross Asset Value (as defined in the credit agreement for the Acquisition Credit Facility). As of April 28, 2003, the margins for the LIBOR Loans were set at 3.0%.

      The financial covenants are the same as those of the Existing Credit Facility plus two additional covenants providing that the Company’s secured recourse indebtedness may not exceed 15% of its Gross Asset Value and that the Company may not, without Wells Fargo’s approval, incur unsecured Indebtedness (as defined in the credit agreement for the Acquisition Credit Facility) other than under the Acquisition Credit Facility and the Existing Credit Facility or with respect to trade payables. The Company currently expects to repay the Acquisition Credit Facility primarily with the cash proceeds from the sale of its multifamily portfolio described under Note 3 of the consolidated financial statements and additional fixed rate non-recourse debt secured by some of the newly acquired properties and by some of the Company’s existing retail properties. The Acquisition Credit Facility may be prepaid without premium or penalty subject to the payment of customary LIBOR breakage costs.

The Company expects to reduce indebtedness by repayment or assumption by Morgan of approximately $206.3 million of indebtedness in connection with the sale of its multifamily portfolio to Morgan described under Note 3 of the consolidated financial statements. If the sale of the multifamily portfolio to Morgan does not occur, then the Company may attempt to repay the Acquisition Credit Facility with the proceeds of a later sale of some or all of the multifamily portfolio, a sale of equity or other securities or otherwise. The Company cannot make assurances that such proceeds will be available on terms that are favorable to the Company, if at all. In addition, certain properties included in the transaction with Morgan may ultimately be excluded from the proposed transaction if the necessary third party consents are not obtained. If that were to occur, the net proceeds to the Company from such transaction would be reduced and the Company would have less funds available to repay the Acquisition Credit Facility.

A substantial portion of the sale of the Company’s multifamily portfolio to Morgan has been structured under Section 1031 of the Internal Revenue Code to meet the requirements for a tax-deferred exchange. If the Company sells its multifamily portfolio without a corresponding purchase from Rouse or another party, then the Company will incur substantial tax liability, including an obligation to indemnify the former owners of one of the properties included in the multifamily portfolio against the tax consequences of the sale.

On May 14, 2003, the Company and Crown American Realty Trust (“Crown”)announced that they entered into a definitive merger agreement under which Crown would merge into the Company. The Company expects to assume Crown’s debt which as of March 31, 2003, aggregated $619.1 million, of which approximately $589.1 million was fixed rate with a weighted average interest rate of 7.4%. Included in the mortgage debt as of March 31, 2003 was a $449 million first mortgage loan secured by a portfolio of 15 Crown properties. This mortgage has an annual interest rate of 7.5% and a maturity of September 2008. In addition to its mortgage debt, Crown has a $175 million line of credit facility with GECC of which $153 million was available and $139.5 million was outstanding as of March 31, 2003. The Company currently expects to repay Crown’s GECC line of credit with proceeds from additional debt financing which it is currently negotiating with prospective lenders together with additional borrowings under the Company’s Existing Credit Facility.

Mortgage Notes

Mortgage notes payable, which are secured by 18 of the Company’s wholly-owned properties, are due in installments over various terms extending to the year 2025 with interest at rates ranging from 4.8% to 8.7% with a weighted average interest rate of 7.4% at March 31, 2003. The following table outlines the timing of payment requirements related to the Company’s mortgage notes and Existing Credit Facility as of March 31, 2003:

Thousands of dollars
	Payments by Period (1)

		Up to	9 months		More than
	Total	9 Months	to 3 Years	4-5 Years	5 Years

Fixed Rate Mortgages	$126,193	$1,267	$16,333	$60,816	$47,777
Existing Credit Facility	146,900	146,900	—	—

	$273,093	$148,167	$16,333	$60,816	$47,777

(1)
Excludes approximately $186.0 million of mortgages related to 14 of the multifamily properties held for sale. Also excludes $175 million borrowed under the Acquisition Credit Facility after March 31, 2003, which is required to be repaid within the next nine months.

The foregoing table includes $12.5 million of balloon payments that come due under the Company’s mortgage notes during the next three years. A balloon payment of $22.1 million, of which the Company’s proportionate share is $8.8 million, comes due in December 2003 with respect to a mortgage loan secured by a property owned by a partnership in which the Company has a 40% interest.

Back to Contents

Commitments

At March 31, 2003, the Company had approximately $13.2 million committed to complete current development and redevelopment projects. This amount is expected to be financed through the Existing Credit Facility or through short-term construction loans. In connection with certain development properties acquired as part of the Company’s acquisition of TRO, the Company will be required to issue additional OP Units in its Operating Partnership to the former owners of the properties upon final determination of the values attributable to the properties. Further, an additional 135,000 Units may have been earned by the former TRO affiliates for the period from January 1, 2002 to September 30, 2002, depending upon the final determination of the Company’s adjusted funds of operations for such period.

Cash Flows

During the quarter ended March 31, 2003, the Company generated $0.2 million in cash flows from operating activities. Financing activities used cash of $0.3 million including: (1) $8.4 million of distributions to shareholders, (2) $6.3 million of repayments on a mortgage note payable, (3) $1.3 million of mortgage notes payable principal installments, (4) $0.3 million of net distributions to OP unit holders and minority partners and (5) $0.5 million of payments to repurchase shares of beneficial interest issued offset by (1) $16.1 million of net bank loan borrowings and (2) $0.4 million from shares of beneficial interest issued. Investing activities used cash of $5.3 million including: (1) $0.7 million of investments in wholly-owned real estate assets, (2) $7.3 million of investments in property under development and (3) $0.2 million of investments in partnerships and joint ventures; offset by cash proceeds from sales of real estate interests of $2.9 million.

Contingent Liabilities

The Company along with certain of its joint venture partners has guaranteed debt totaling $5.5 million. The debt matures in 2003 (see Note 9 of the consolidated financial statements).

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. Please refer to Notes 3 and 12 of the consolidated financial statements for a discussion of certain currently proposed and recently completed transactions. In addition, the Company has stated that a key strategic goal is to obtain managerial control of all of its assets. In certain cases where existing joint venture assets are managed by outside partners, the Company is considering the possible acquisition of these outside interests. In certain cases where that opportunity does not exist, the Company is considering the disposition of its interests. There can be no assurance that the Company will consummate any acquisition or disposition.

Acquisitions

In 2000, the Company entered into an agreement giving it a partnership interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, Pennsylvania. Under the agreement, the Company was responsible for the expansion of the property to include a new Macy’s store and decked parking. The total cost of the expansion was $16.6 million. In June 2002, the Company contributed the expansion asset to the partnership. As a result of this contribution, the Company increased its capital interest in the partnership that owns Willow Grove Park to 30% and its management interest in the partnership to 50%, and became the managing general partner of the partnership.

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

In July 2002, the Company acquired the remaining 11% interest in Northeast Tower Center pursuant to the Contribution Agreement entered into in connection with the acquisition of TRO. The purchase price for the acquisition consisted of 24,337 OP Units.

In October 2002, the Company acquired the remaining 50% interest in Regency Lakeside Apartments. The Company paid approximately $14.2 million for the interest, including $9.6 million in the form of an assumed mortgage, $2.5 million borrowed under the Existing Credit Facility and $2.1 million in cash.

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

Back to Contents

In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center in Allentown, Pennsylvania for a purchase price of $3.2 million. The Company recognized a gain of $1.2 million as a result of this sale.

On April 30, 2003 the Company sold its interest in Cambridge Hall Apartments located in West Chester, PA for $6.7 million. The Company expects to record a gain of approximately $4.0 million as a result of the sale.

Development, Expansions and Renovations

The Company is involved in a number of development and redevelopment projects, which may require equity funding by the Company or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Company’s flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company’s involvement in joint venture projects.

RELATED PARTY TRANSACTIONS/OFF BALANCE SHEET ARRANGEMENTS

The Company provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company have either direct or indirect ownership interests, including Ronald Rubin, the Company’s Chairman and Chief Executive Officer. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates. As discussed in Note 12 of the consolidated financial statements, that one such management agreement, with respect to Christiana Mall, was cancelled upon the sale of the mall on April 28, 2003. PREIT-Rubin, Inc., one of our management subsidiaries, received a $2 million brokerage fee in connection with such transaction.

The Company has no material off-balance sheet transactions other than the Joint Ventures described in Note 5 of the consolidated financial statements and the “Overview” section above, and the interest rate swap agreements discussed in Note 11 of the consolidated financial statements. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

The Company leases its corporate home office space from Bellevue Associates, an affiliate of certain officers of the Company, including Ronald Rubin, the Company’s Chairman and Chief Executive Officer. Management believes that the lease terms were established at market rates at the commencement of the lease.

In connection with the Company’s acquisition of TRO in 1997, the Company issued 200,000 OP Units in its Operating Partnership, and agreed to issue up to 800,000 additional OP Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 OP Units had been issued. A special committee of disinterested members of the Company’s Board of Trustees will determine whether the remaining 135,000 OP Units for the period from January 1, 2002 to September 30, 2002 have been earned. Additional OP Units also will be payable with respect to development properties acquired in the TRO transaction in an amount to be determined by the special committee based on the Contribution Agreement under which the Company acquired its interest in the properties and on the other factors that the special committee deems relevant. The recipients of the OP Units include officers of the Company, including Ronald Rubin, who were partners of TRO at the time of the Company’s acquisition of TRO. Officers of the Company, including Ronald Rubin, also are parties to the Rouse transaction through their ownership interest in New Castle Associates, as described in Note 12 of the consolidated financial statements.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 compared with Quarter Ended March 31, 2002

Net income increased by $1.3 million to $5.0 million ($0.30 per share) for the quarter ended March 31, 2003 as compared to $3.7 million ($0.23 per share) for the quarter ended March 31, 2002. This increase was primarily because of increased gains on the sale of real estate interests and increased net operating income from properties placed in service or acquired in 2002.

Revenues increased by $4.1 million or 27% to $19.0 million for the quarter ended March 31, 2003 from $14.9 million for the quarter ended March 31, 2002. Gross revenues from real estate increased by $3.9 million to $16.7 million for the quarter ended March 31, 2003 from $12.8 million for the quarter ended March 31, 2002. This increase in gross revenues resulted from a $2.4 million increase in base rents, a $1.3 million increase in expense reimbursements and a $0.3 million increase in lease terminations offset by a $0.1 million decrease in percentage rents. Base rents increased due to a $2.4 million increase in retail rents, resulting primarily from the inclusion of rents from the newly acquired Beaver Valley Mall ($2.1 million) and higher rents due to new and renewal leases at higher rates in 2003. Expense reimbursements increased due to an increase in reimbursable property operating expenses. Management company revenue was unchanged. Interest and other income increased by $0.1 million due to increased interest on notes receivable from Joint Ventures.

Back to Contents

Property operating expenses increased by $1.5 million to $4.9 million for the quarter ended March 31, 2003 compared to $3.4 million for the quarter ended March 31, 2002. Real estate and other taxes increased by $0.4 million due to higher property tax rates. Payroll expense increased $0.1 million due to normal salary increases and increased benefit costs. Utilities increased by $0.1 million. Other operating expenses increased by $0.9 million due primarily to increased insurance and repairs and maintenance expenses. Property operating expenses also were generally higher due to the newly acquired Beaver Valley Mall.

Depreciation and amortization expense increased by $0.7 million to $3.5 million for the quarter ended March 31, 2003 from $2.8 million for the quarter ended March 31, 2002 due to $0.5 million from the newly acquired Beaver Valley Mall, and $0.2 million from additional property improvements.

General and administrative expenses increased by $0.3 million to $6.3 million for the quarter ended March 31, 2003 from $6.0 million for the quarter ended March 31, 2002 primarily due to a $0.1 million increase in payroll and benefits, a $0.1 million increase in development reserves and a $0.1 million increase in other expense categories that are individually insignificant.

Interest expense increased by $1.3 million to $4.0 million for the quarter ended March 31, 2003 as compared to $2.7 million for the quarter ended March 31, 2002. Mortgage interest increased by $0.8 million. This was primarily due to $0.9 million interest expense for the Beaver Valley Mall mortgage, partially offset by a $0.1 million reduction in interest expense associated with mortgage principal amortization. Bank loan interest expense increased by $0.5 million because of greater weighted average amounts outstanding in 2003 as compared to 2002.

Equity in income of partnerships and joint ventures increased by $0.3 million to $1.6 million for the quarter ended March 31, 2003 from $1.3 million for the quarter ended March 31, 2002. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

Gains on sales of interests in real estate were $1.2 million in the first quarter of 2003 resulting from the sale of a parcel of land at the Crest Plaza Shopping Center in Allentown, Pennsylvania.

Minority interest in the operating partnership increased $0.1 million to $0.3 million for the quarter ended March 31, 2003 from $0.2 million for the quarter ended March 31, 2002.

Income from discontinued operations decreased $0.2 million in the first quarter of 2003 compared with the first quarter of 2002. This increase resulted from increased operating expenses in the multifamily portfolio, primarily insurance expense, utilities expense and snow removal expense.

SAME STORE PROPERTIES

Retail sector net operating income, for the quarter ended March 31, 2003 for the properties owned since January 1, 2002 (the “Same Store Properties”), increased by $0.5 million or 4.0% over the quarter ended March 31, 2002. This increase resulted from increased rental income due to leasing previously vacant space, lease renewals at higher rents and scheduled rent increases. Multifamily sector same store net operating income decreased by $0.3 million or 3.2% for the quarter ended March 31, 2003 due to increases in real estate taxes for the Florida portfolio, insurance costs and weather related expenses which were offset by revenue increases of 2.0%.

Net operating income is derived from revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). Net operating income does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity; nor is it indicative of funds available for the Company’s cash needs, including its ability to make cash distributions. Other real estate companies may define net operating income in a different manner. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on investment on the properties, and provides a comparison measurement of the properties over time.

Back to Contents

Set forth below is a schedule comparing the net operating income for the Same Store Properties for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002:

Thousands of dollars
	For the quarter ended		For the quarter ended
	March 31, 2003		March 31, 2002

	Same Store	Total	Same Store	Total

Retail
Revenues	$19,029	$26,108	$17,826	$19,951
Expenses	(5,648)	(8,481)	(4,959)	(5,681)

NOI	$13,381	$17,627	$12,867	$14,270

Multifamily
Revenues	$14,332	$14,923	$14,083	$14,083
Expenses	(6,139)	(6,440)	(5,619)	(5,619)

NOI	$8,193	$8,483	$8,464	$8,464

A reconciliation of total net operating income to net income is presented in Note 10 of the consolidated financial statements.

FUNDS FROM OPERATIONS

Funds from Operations (“FFO”) is an important and widely used financial measure of the operating performance of real estate companies and is provided here as a supplemental measure of operating performance. FFO is not specifically defined by accounting principles generally accepted in the United States (“GAAP”). Given the nature of our business as a real estate company, we believe that FFO is helpful to investors as a measure of operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance such as various non-recurring items, gains and losses on sales of real estate and related depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult to conduct.

FFO is defined as income before gains (losses) on property sales and extraordinary items (computed in accordance with GAAP) plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs.

The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

FFO increased 8.4% to $11.5 million for the quarter ended March 31, 2003, as compared to $10.6 million in the quarter ended March 31, 2002. The increase was primarily due to completed development projects, the acquisition of Beaver Valley Mall and internal growth in the Company’s retail portfolio.

Back to Contents

The following information is provided to reconcile net income, which we believe is the most directly comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated:

Thousands of dollars except per share data
	For the quarter ended March 31,

	2003	per share		2002	per share

Net income	$4,977	$0.28		$3,727	$0.22
Minority interest in operating partnership	287	0.02		158	0.01
Minority interest in discontinued operations	236	0.01		290	0.02
Gains on sales of interests in real estate	(1,191)	(0.07)		—	—
Depreciation and amortization:		—			—
Wholly owned & consolidated partnerships, net	3,047	0.17	(a)	2,711	0.15	(a)
Unconsolidated partnerships & joint ventures	1,723	0.09	(a)	1,274	0.07	(a)
Discontinued operations	2,455	0.13		2,405	0.13
Prepayment refinancing fee				77	0.00

FUNDS FROM OPERATIONS	$11,534	$0.63	(b)	$10,642	$0.60	(b)

FUNDS FROM OPERATIONS PER SHARE AND OP UNITS	$0.63			$0.60

Weighted average number of shares outstanding	16,545			15,927
Weighted average effect of full conversion of OP units	1,763			1,916

Total weighted average shares outstanding, including OP units	18,308			17,843

(a)	Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
(b)	Includes the non-cash effect of straight-line rents of $373 and $254 for the first quarter of 2003 and 2002 respectively.

COMPETITION

The Company’s shopping centers compete with other shopping centers in their trade areas as well as alternative retail formats, including catalogues, home shopping networks and internet commerce. Apartment properties compete for tenants with other multifamily properties as well as single family housing alternatives in their markets. Economic factors, such as employment trends and the level of interest rates, impact shopping center sales as well as a prospective tenant’s choice to rent or own his/her residence. Some of our properties are of the same type and are within the same market area as other competitive properties. This results in the competition for both acquisition of prime sites and for tenants to occupy the space that we and our competitors develop and manage. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, together with other statements and information publicly disseminated by us, contains certain ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that may cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statement. In particular, the pending transactions described in this report may not be consummated on terms that are favorable to us, if at all. If one or more of the transactions are not consummated, or if individual components of a transaction are not consummated, it may cause our actual results to differ materially from those expressed or

Back to Contents

implied in any related forward-looking statement. Other factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to:

•	the timing and full realization of the expected benefits from any pending or proposed transactions;

•	the cost, timing and difficulty of integrating the properties acquired or to be acquired into our business; and

•
greater than expected operating costs, financing costs and business disruption associated with the pending or proposed transactions, including without limitation, difficulties in maintaining relationships with employees and tenants following the consummation of the transactions.

In addition, our business may be affected by uncertainties affecting real estate businesses generally including, among other factors:

•	general economic, financial and political conditions, including the possibility of war or terrorist attacks;

•	changes in local market conditions or other competitive factors;

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;

•	risks relating to construction and development activities;

•	the Company’s ability to maintain and increase property occupancy and rental rates;

•	dependence on the Company’s tenants’ business operations and their financial stability;

•	possible environmental liabilities;

•	financing risks;

•	the Company’s ability to raise capital through public and private offerings of debt and/or equity securities and the availability of adequate funds at reasonable cost; and

•	the Company’s short- and long-term liquidity position.

Back to Contents

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to interest changes associated with variable rate debt as well as refinancing risk on its fixed rate debt. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company’s market risk exposures during the first quarter 2003. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2002.

The Company has entered into an unsecured $200 million Acquisition Credit Facility to finance the cash portion of the purchase price for the four Rouse Malls. The interest rate paid on the Existing Credit Facility increased by 25 basis points as a direct result of the increase in leverage related to the funds borrowed under the Acquisition Credit Facility. The Company’s borrowing rate under the Existing Credit Facility increased from LIBOR plus 1.65% to LIBOR plus 1.90% as of April 28, 2003.

Item 4.     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report, and have concluded as follows:

•
The Company’s disclosure controls and procedures are designed to ensure that the information that the Company is required to disclose in its Exchange Act reports is recorded, processed, summarized and reported accurately and on a timely basis.

•	Information that the Company is required to disclose in its Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There have not been any significant changes in the Company’s internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls after the date of the evaluation described above.

Back to Contents

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or which any of their properties is subject that is required to be reported pursuant to Item 103 of Regulation S-K.

Item 2.     Change in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification of Chief Executive Officer of Pennsylvania Real Estate Investment Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer of Pennsylvania Real Estate Investment Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the quarterly period ended March 31, 2003, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

•	dated May 14, 2003, Item 12 (furnished under Item 9) — containing the 2003 first quarter earnings release;

•	dated May 13, 2003, Item 2 — containing information relating to the Rouse acquisitions;

•	dated April 29, 2003, Item 9 — containing a Regulation FD disclosure;

•	dated April 4, 2003, Item 5 — containing a Regulation FD disclosure and an exhibit relating to the multifamily transaction;

•	dated March 31, 2003, Item 9 — containing a Regulation FD disclosure; and

•	dated March 3, 2003, Item 9 — containing a Regulation FD disclosure.

Back to Contents

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

May 15, 2003	By	Ronald Rubin

Ronald Rubin
Chief Executive Officer

May 15, 2003	By	Edward A. Glickman

Edward A. Glickman
Executive Vice President and
Chief Financial Officer

May 15, 2003	By	David J. Bryant

David J. Bryant
Senior Vice President and Treasurer
(Principal Accounting Officer)

Back to Contents

CERTIFICATION

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	Ronald Rubin

Name: Ronald Rubin
Title: Chief Executive Officer

Back to Contents

CERTIFICATION

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	Edward A. Glickman

Name: Edward A. Glickman
Title: Chief Financial Officer

Back to Contents

Exhibit Index

Exhibit Number	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2003.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2003.