Form 10-Q
period 2003-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2003-08-14
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q




[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    June 30, 2003
                               -------------------

[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number                       1-6300
                       ---------------------------------------------------------

                   Pennsylvania Real Estate Investment Trust
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           Pennsylvania                                                     23-6216339
-----------------------------------------------------------------------    ----------------------------------------------
  (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

       200 South Broad Street, Third Floor, Philadelphia, PA                                19102-3803
-----------------------------------------------------------------------    ----------------------------------------------
         (Address of principal executive office)                                            (Zip Code)

Registrant's telephone number, including area code        (215) 875-0700
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
         Yes |X|                    No |_|

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes |X|                    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of beneficial interest outstanding at August 8, 2003: 16,927,734
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    CONTENTS



                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--June 30, 2003
         and December 31, 2002                                               1-2

   Consolidated Statements of Income--Three and Six Months
      Ended June 30, 2003 and June 30, 2002                                  3-4

   Consolidated Statements of Cash Flows--Six Months
      Ended June 30, 2003 and June 30, 2002                                    5

   Notes to Unaudited Consolidated Financial Statements                     6-18

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                19-30

Item 3. Quantitative and Qualitative Disclosures about Market Risk            31

Item 4. Controls and Procedures                                               31

Part II. Other Information                                                    32

Item 1. Not Applicable                                                         -

Item 2. Changes in Securities and Use of Proceeds                             32

Item 3. Not Applicable                                                         -

Item 4. Submission of Matters to a Vote of Security Holders                   32

Item 5. Not Applicable                                                         -

Item 6. Exhibits and Reports on Form 8-K                                      32

Signatures                                                                    33

Exhibit Index                                                                 34

Part I.  Financial Information

Item 1.  Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                 (In thousands)

                                                                 June 30, 2003            December 31, 2002
                                                                 -------------            -----------------
INVESTMENTS IN REAL ESTATE, at cost:
  Retail properties                                               $   953,825                $   423,046
  Multifamily properties                                                    -                    290,607
  Construction in progress                                             11,601                     23,272
  Industrial properties                                                 2,504                      2,504
                                                                  -----------                -----------
     Total investments in real estate                                 967,930                    739,429
  Less accumulated depreciation                                       (48,988)                  (136,733)
                                                                  -----------                -----------
                                                                      918,942                    602,696

INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
   AND JOINT VENTURES, at equity                                       29,695                     25,361
                                                                  -----------                -----------
                                                                      948,637                    628,057

OTHER ASSETS:
  Assets held for sale                                                 50,360                          -
  Cash and cash equivalents                                             8,712                     13,553
  Rents and sundry receivables (net of allowance for
       doubtful accounts of $1,591 and $965 respectively)              13,900                     13,243
  Intangible assets, net                                               45,494                     12,794
  Deferred costs and other assets, net                                 38,910                     36,016
                                                                  -----------                -----------
                                                                  $ 1,106,013                $   703,663
                                                                  ===========                ===========


                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                    (In thousands, except per share amounts)

                                                                 June 30, 2003            December 31, 2002
                                                                 -------------            -----------------
LIABILITIES:
  Mortgage notes payable                                          $   509,588                  $ 319,751
  Bank loans payable                                                  138,150                    130,800
  Liabilities related to assets held for sale                          35,008                          -
  Tenants' deposits and deferred rents                                  4,760                      5,046
  Accrued expenses and other liabilities                               32,020                     27,581
                                                                  -----------                   --------
Total liabilities                                                     719,526                    483,178
                                                                  -----------                  ---------

MINORITY INTEREST:
         Minority interest in properties                                5,681                        127
         Minority interest in Operating Partnership                    56,147                     32,345
                                                                  -----------                  ---------
Total minority interest                                                61,828                     32,472
                                                                  -----------                  ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
Shares of beneficial interest, $1 par value per
     share; 100,000 authorized; issued and
     outstanding 16,837 shares at June 30, 2003
     and 16,697 shares at December 31, 2002                            16,837                     16,697
Capital contributed in excess of par                                  220,081                    216,769
Deferred compensation                                                  (3,121)                    (2,513)
Accumulated other comprehensive loss                                   (3,239)                    (4,366)
Distributions in excess of net income                                  94,101                    (38,574)
                                                                  -----------                 ----------
        Total shareholders' equity                                    324,659                    188,013
                                                                  -----------                 ----------
                                                                  $ 1,106,013                 $  703,663
                                                                  ===========                 ==========


     See accompanying notes to unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands of dollars, except per share data)

                                                       Three Months Ended June 30,                    Six Months Ended June 30,
                                                       ---------------------------                    -------------------------
                                                     2003                    2002                   2003                    2002
                                                    ------                  ------                 ------                  ------
REVENUE:
  Real estate revenues:
  Base rent                                       $  21,568                $ 11,726               $  33,493              $  21,221
  Percentage rent                                       205                     227                     478                    589
  Expense reimbursements                              8,933                   3,177                  12,835                  5,798
  Lease termination revenue                               -                     496                     259                    502
  Other real estate revenues                            787                     301                   1,121                    572
                                                  ---------                --------               ---------              ---------
  Total real estate revenues                         31,493                  15,927                  48,186                 28,682
  Management company revenue                          3,792                   2,152                   5,973                  4,325
  Interest and other income                             193                     355                     335                    375
                                                  ---------                --------               ---------              ---------
        Total revenue                                35,478                  18,434                  54,494                 33,382
                                                  ---------                --------               ---------              ---------
EXPENSES:
  Property operating expenses:
  Property payroll and benefits                       1,622                     824                   2,635                  1,744
  Real estate and other taxes                         2,916                   1,090                   4,211                  1,948
  Utilities                                           1,214                     245                   1,492                    420
  Other operating expenses                            4,779                   1,673                   7,093                  3,077
                                                  ---------                --------               ---------              ---------
  Total property operating expenses                  10,531                   3,832                  15,431                  7,189
  Depreciation and amortization                       6,994                   3,267                  10,507                  6,042
General and administrative expenses:
  Corporate payroll and benefits                      3,948                   3,536                   7,584                  7,046
  Other general and administrative expenses           3,569                   2,611                   6,259                  5,080
                                                  ---------                --------               ---------              ---------
Total general and administrative expenses             7,517                   6,147                  13,843                 12,126
  Interest expense                                    9,097                   4,325                  13,143                  7,003
                                                  ---------                --------               ---------              ---------
Total expenses                                       34,139                  17,571                  52,924                 32,360
Income before equity in income of
  partnerships and joint ventures, gains
  on sales of real estate and discontinued
  operations                                          1,339                     863                   1,570                  1,022
Equity in income of partnerships
  and joint ventures                                  2,023                   1,893                   3,800                  3,459
Gains on sales of interests in real estate            4,321                       -                   5,513                      -
                                                  ---------                --------               ---------              ---------
Income before minority interest and
  discontinued operations                             7,683                   2,756                  10,883                  4,481
Minority interest in operating partnership             (823)                   (307)                 (1,110)                  (465)
                                                  ---------                --------               ---------              ---------
Income from continuing operations                     6,860                   2,449                   9,773                  4,016
Discontinued operations:
  Income from discontinued operations                 3,227                   2,184                   5,527                  4,635
  Minority interest                                 (15,650)                   (191)                (15,886)                  (482)
  Gains on sales of real estate                     150,201                       -                 150,201                      -
                                                  ---------                --------               ---------              ---------
Total discontinued operations                       137,778                   1,993                 139,842                  4,153
                                                  ---------                --------               ---------              ---------
NET INCOME                                        $ 144,638                $  4,442               $ 149,615              $   8,169
                                                  =========                ========               =========              =========

     See accompanying notes to unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                    ---------------------------        -------------------------
                                                        2003         2002                  2003         2002
                                                      ----------   --------              --------     ---------
Basic earnings per share
   Income from continuing operations per share        $    0.41    $   0.15              $   0.59     $    0.25
   Income from discontinued operations per share           8.29        0.12                  8.43          0.26
                                                      ---------    --------              --------     ---------
Net income per share                                  $    8.70    $   0.27              $   9.02     $    0.51
                                                      =========    ========              ========     =========

Diluted earnings per share
   Income from continuing operations per share        $    0.40    $   0.15              $   0.58     $    0.25
   Income from discontinued operations per share           8.14        0.12                  8.29          0.26
                                                      ---------    --------              --------     ---------
Net income per share                                  $    8.54    $   0.27              $   8.87     $    0.51
                                                      =========    ========              ========     =========



     See accompanying notes to unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In Thousands)

                                                                                            Six Months Ended
                                                                                            ----------------
                                                                                   June 30,                  June 30,
                                                                                    2003                       2002
                                                                                    ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 149,615                  $  8,169
  Adjustments to reconcile net income to net cash (used in)
  provided by operating activities-
       Minority interest, net of distributions                                       14,894                        --
       Depreciation and amortization                                                 12,816                    10,412
       Amortization of deferred financing costs                                       1,407                       493
       Provision for doubtful accounts                                                  724                       208
       Amortization of deferred compensation                                            947                       891
       Gains on sales of interests in real estate                                  (155,714)                       --
       Change in assets and liabilities-
          Net change in other assets                                                    660                    (6,280)
          Net change in other liabilities                                             8,252                       627
                                                                                  ---------                  --------
     Net cash (used in) provided by operating activities                             33,601                    14,520

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in wholly-owned real estate                                          (158,076)                  (18,564)
  Investments in construction in progress                                            (9,902)                   (5,990)
  Investments in partnerships and joint ventures                                     (4,489)                   (1,605)
  Cash proceeds from sale of interest in partnership                                  4,469                        --
  Cash proceeds from sale of real estate                                            163,136                        --
  Cash distributions from partnerships and joint ventures
     in excess of equity in income                                                       88                     2,222
                                                                                  ---------                  --------
       Net cash provided by (used in) investing activities                           (4,774)                  (23,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal installments on mortgage notes payable                                   (2,420)                   (2,465)
  Repayment of mortgage notes payable                                              (157,800)                   (6,066)
  Proceeds from mortgage notes payable                                              134,250                    12,800
  Net repayment of construction loan payable                                             --                    (4,000)
  Net borrowing of credit facility                                                    7,350                    20,000
  Shares of beneficial interest issued                                                3,860                     5,168
  Shares of beneficial interest repurchased                                            (543)                       --
  Payment of deferred financing costs                                                (1,425)                      (76)
  Distributions paid to shareholders                                                (16,940)                  (16,391)
  Distributions paid to OP Unit holders and minority partners
       in excess of minority interest                                                    --                    (1,046)
                                                                                  ---------                  --------
          Net cash (used in) provided by financing activities                       (33,668)                    7,924
                                                                                  ---------                  --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (4,841)                   (1,493)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       13,553                    10,258
                                                                                  ---------                  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   8,712                  $  8,765
                                                                                  =========                  ========

     See accompanying notes to unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

1. BASIS OF PRESENTATION:

         Pennsylvania Real Estate Investment Trust ("PREIT" or the "Company") prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT's Current Report on Form 8-K filed on August 12, 2003. In management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

         PREIT is organized as a Pennsylvania business trust and is a fully integrated self-administered and self-managed real estate investment trust.

         The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, and as of June 30, 2003, held an 89.1% controlling interest in the Operating Partnership and consolidates it for reporting purposes.

         Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes that the adoption of SFAS 150 will not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. Based upon the current assessment of the Company's investments in partnerships and joint ventures, the impact of FIN No. 46 did not have a material effect to Company's results of operations or shareholders' equity in the first six months of 2003, and is not expected to be material to the Company's future results of operations or shareholders' equity.

3. REAL ESTATE ACTIVITIES:

Acquisitions

2003 Acquisitions

         In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. On June 5, 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, on April 28, 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired an approximate 73% interest in New Castle Associates and an option to acquire the remaining 27% ownership interest. The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for its interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $277.0 million in non-recourse mortgage debt and the issuance of approximately $35.0 million in units of limited partnership interest in the Company's Operating Partnership ("OP Units"). Approximately $17.1 million of the OP Units were issued as part of the initial consideration for the Company's acquisition of its interest in New Castle Associates and the Company plans to issue approximately $17.8 million of OP Units to acquire the remaining 27% interest in New Castle Associates.

         In connection with the sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received by PRI prior to the Company's acquisition of its ownership interest in New Castle Associates.

         Pan American Associates, the former sole general partner of New Castle Associates and one of the remaining limited partners of New Castle Associates, is controlled by Ronald Rubin, PREIT's Chairman and Chief Executive Officer, and one of the remaining limited partners of New Castle Associates and George Rubin, a trustee of PREIT and President of PREIT's management subsidiaries, PREIT-RUBIN, Inc. ("PRI") and PREIT Services, LLC.

         PREIT's acquisition of its interest in New Castle Associates consisted of acquiring 49% of the aggregate partnership interests in New Castle Associates from partners of New Castle Associates other than Pan American Associates on April 28, 2003, in exchange for an aggregate of 585,422 OP Units valued at $17.1 million. Subsequently, PREIT increased its aggregate ownership interest in New Castle Associates to approximately 73% by acquiring additional ownership interests directly from New Castle Associates in exchange for a cash investment in New Castle Associates of approximately $30.8 million. This cash investment was used by New Castle Associates to pay to Rouse the majority of the cash portion of the purchase price and associated costs for the acquisition of Cherry Hill Mall.

         New Castle Associates is consolidated for financial reporting purposes. The cost basis of New Castle Associates reflects the Company's investment in the joint venture at fair value, based on its 73% ownership, plus its minority partners' investment, based on their 27% ownership, at their historical cost.

         PREIT also obtained an option, exercisable commencing April 30, 2004 and expiring October 27, 2004, to acquire the remaining interests in New Castle Associates, including that of Pan American Associates, in exchange for an aggregate of 609,317 additional OP Units. If PREIT does not exercise this option, the remaining partners of New Castle Associates will have the right, beginning April 28, 2008 and expiring October 25, 2008, to require PREIT to acquire the remaining interests in New Castle Associates in exchange for an aggregate of 670,248 additional OP Units. Unless and until PREIT acquires the remaining interests in New Castle Associates, the remaining partners of New Castle Associates other than PREIT will be entitled to receive a cumulative preferred distribution from New Castle Associates equal to approximately $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. If PREIT does not exercise its call right, this preferred distribution will increase by 50% beginning October 30, 2004 and by an additional 5% over the amount for the preceding year beginning January 1, 2005 and annually thereafter. If the remaining New Castle Associates partners do not exercise their put rights, this preferred distribution will terminate on April 28, 2008.

         In connection with PREIT's acquisition of its interest in New Castle Associates, Pan American Associates ceased to be a general partner of New Castle Associates and PREIT designated one of its affiliates as the sole general partner. Certain former partners of New Castle Associates not affiliated with PREIT exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and PREIT paid to those partners an aggregate amount of approximately $7.7 million. In addition, PREIT granted registration rights to the partners of New Castle Associates with respect to the PREIT shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

         To facilitate the exchange of Christiana Mall for Cherry Hill Mall, PREIT waived any right of first refusal that it may have had with respect to the sale of Christiana Mall by New Castle Associates.

         PREIT also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provides for a fee of approximately 5.25% of all rents and other revenues received by New Castle Associates from the Cherry Hill Mall.

2002 Acquisitions

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

Pro forma Impact of Acquisitions

         Pro forma revenues, net income, basic net income per share and diluted net income per share for the three-month and six-month periods ended June 30, 2003 and 2002, reflecting the acquisitions of Beaver Valley Mall, Cherry Hill Mall, Echelon Mall, Exton Square Mall, Gallery at Market East, Moorestown Mall and Plymouth Meeting Mall as if the purchases took place on January 1, 2002, are as follows (thousands of dollars, except per share data):

                                            Three Months Ended                          Six Months Ended
                                     June 30, 2003       June 30, 2002         June 30, 2003       June 30, 2002
                                    ---------------     ---------------       ----------------    ---------------
Revenues                            $        46,635     $        43,163       $         92,002    $        86,016
                                    ===============     ===============       ================    ===============
Net income                          $       147,737     $        11,442       $        160,068    $        22,866
                                    ===============     ===============       ================    ===============
Basic net income per share          $          8.89     $          0.71       $           9.65    $          1.42
                                    ===============     ===============       ================    ===============
Diluted net income per share        $          8.73     $          0.70       $           9.49    $          1.42
                                    ===============     ===============       ================    ===============

Dispositions

         The Company has presented as discontinued operations the results of wholly owned properties either sold or designated as assets held for sale during 2003 for all periods presented in these financial statements.

         In May 2003, the Company completed the sale of 13 of its wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd. (together, "Morgan"), for a total sale price of $314.0 million (approximately $151.5 million of which consisted of assumed indebtedness). The 19 properties in the Company's multifamily portfolio (aggregating to a total of 7,242 apartment units), consisted of 15 properties that were wholly-owned by the Company and four multifamily properties in which the Company held a 50% joint venture interest. The remaining two wholly owned multifamily properties were sold subsequent to June 30, 2003. The sales of the Company's wholly owned multifamily properties resulted in a gain of $150.2 million.

         The Company has sold its 50% interest in the following two joint venture multifamily properties: (1) Cambridge Hall Apartments in West Chester, Pennsylvania; sold in May 2003 to the Company's joint venture partner for $6.7 million, inclusive of $2.5 million in assumed indebtedness; and (2) Countrywood Apartments in Tampa, Florida; sold in May 2003 to Countrywood Apartments General Partnership (the Company's joint venture partner) for $9.1 million, inclusive of $7.3 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale of Cambridge Hall Apartments and a gain of $4.5 million from the sale of Countrywood Apartments was deferred as the buyer's initial investment did not meet the criteria for gain recognition under SFAS No. 66, "Accounting for Sales of Real Estate." Such gain is expected to be recorded after the repayment of a $1.4 million note that is due in December 2003. The results of operations of equity method investments and the resultant gain on sale are presented in continuing operations for all periods presented.

         The Company has entered into agreements to sell its interests in the other two joint venture multifamily properties to its joint venture partners for an aggregate of approximately $8.6 million, inclusive of approximately $3.5 million of assumed indebtedness. Closing of these two sales is expected to occur no later than the third quarter of 2003. As equity method investments, the results of operations of these properties have been presented in continuing operations for all periods presented.

         A substantial portion of the gain on the sale of the multifamily properties met the requirements for a tax deferred exchange with the properties acquired by the Company in 2003.

         In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for a purchase price of $3.2 million. The Company recognized a gain of $1.1 million in 2003 as a result of this sale.

         In July 2002, the Company sold Mandarin Corners shopping center located in Jacksonville, Florida for $16.3 million. The Company recorded a gain on the sale of approximately $4.1 million.

Discontinued Operations

         In accordance with the provisions of SFAS No. 144, the operating results of the wholly-owned multifamily properties and Mandarin Corners are included in discontinued operations for all periods presented. The following table summarizes revenue and expense information for properties accounted for as discontinued operations (thousands of dollars):

                                                      Three months ended June 30,                 Six months ended June 30,
                                                      ---------------------------                 -------------------------
                                                     2003                     2002                 2003               2002
                                                     ----                     ----                 ----               ----
Real estate revenues                              $   9,896                 $ 12,914             $  23,769          $ 25,791

Expenses
   Property operating expenses                        4,928                    5,261                10,892            10,260
   Depreciation and amortization (1)                      -                    2,187                 2,309             4,369
   Interest expense                                   1,741                    3,282                 5,041             6,527
                                                  ---------                 --------             ---------          --------
       Total expenses                                 6,669                   10,730                18,242            21,156


Income from discontinued operations                   3,227                    2,184                 5,527             4,635
Gains on sales of real estate                       150,201                        -               150,201                 -
Minority interest in discontinued operations        (15,650)                    (191)              (15,886)             (482)
                                                  ---------                 --------             ---------          --------
Total discontinued operations                     $ 137,778                 $  1,993             $ 139,842          $  4,153
                                                  =========                 ========             =========          ========

(1) The Company reclassified the wholly owned multifamily properties as assets held for sale as of March, 31, 2003 and ceased depreciation on these properties.

Development Activity

         As of June 30, 2003, the Company has capitalized $11.4 million of costs for development activities for properties under construction. Of this amount, $9.9 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with development activities such as legal fees, interest, certain internal costs, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $1.4 million at June 30, 2003, of which $0.1 million was refundable and $1.3 million was non-refundable.

Refinancing

         In May 2003, the Company entered into a mortgage note payable secured by Dartmouth Mall, in Dartmouth, Massachusetts. The $70 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the mortgage note payable were used to pay down amounts outstanding under the Company's bank loans.

         In June 2003, the Company refinanced its mortgage note payable secured by Moorestown Mall, in Moorestown, New Jersey. The $64.3 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the mortgage note payable were used to repay the previously existing mortgage note secured by Moorestown Mall and to pay down amounts outstanding under the Company's bank loans.

         In January 2003, the mortgage on the Woods Apartments in Ambler, Pennsylvania in the amount of $6.2 million was repaid with proceeds from the Company's secured credit facility.

         In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The new $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum. In connection with the refinancing, unamortized deferred financing costs of $0.1 were written off in the consolidated statements of income.

Lease Termination Payment

         In January 2003, the Company paid $1.8 million to terminate its lease with the Ames department store located at the Dartmouth Mall in Dartmouth, Massachusetts. This payment is being amortized over the remaining term of the Ames lease. The Company recorded amortization expense of $0.2 million in the first six months of 2003, which is recorded as a reduction in base rents.

4. MANAGEMENT COMPANIES:

         The Company's management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC ("Services") that manages properties wholly owned by the Company, and PREIT-RUBIN, Inc. ("PRI") that manages properties not wholly owned by the Company, including properties owned by joint ventures in which the Company participates. Services and PRI are consolidated. Services does not charge management, leasing or development fees to the properties it manages because such costs would be eliminated in consolidation. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

5. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

         The following table presents summarized financial information regarding the Company's equity investments in 12 unconsolidated partnerships and joint ventures as of June 30, 2003 and 14 unconsolidated partnerships and joint ventures at December 31, 2002 (thousands of dollars):

                                                                         June 30,                   December 31,
                                                                         --------                   ------------
                                                                           2003                        2002
                                                                         -------                     --------
ASSETS
   Investments in real estate, at cost:
     Retail properties                                                   $457,948                    $457,532
     Multifamily properties                                                11,896                      29,458
     Construction in progress                                               1,506                       1,506
                                                                         --------                    --------
     Total investments in real estate                                     471,350                     488,496
                                                                         --------                    --------
     Less:  accumulated depreciation                                       93,495                      93,004
                                                                         --------                    --------
                                                                          377,855                     395,492
                                                                         --------                    --------
   Cash and cash equivalents                                                9,660                       8,982
   Deferred costs, prepaid real estate taxes and expenses and other
     assets, net                                                           34,646                      36,734
                                                                         --------                    --------
        Total assets                                                     $422,161                    $441,208
                                                                         ========                    ========

LIABILITIES AND PARTNERS' EQUITY
   Mortgage notes payable                                                $359,178                    $381,872
   Other liabilities                                                       14,348                      16,977
                                                                         --------                    --------
     Total liabilities                                                    373,526                    $398,849
                                                                         --------                    --------
   Net equity                                                              48,635                      42,359
   Less: partner's share                                                   20,140                      17,103
                                                                         --------                    --------
   Company's share                                                         28,495                      25,256
   Advances                                                                 1,200                         105
                                                                         --------                    --------
   Investment in and advances to partnerships and joint ventures (1)     $ 29,695                    $ 25,361
                                                                         ========                    ========

(1) Amounts include joint venture investments with deficit balances of $18.8 million and $20.7 million at June 30, 2003 and December 31, 2002, respectively. These deficit balances are primarily the result of distributions received by the Company in excess of its investments and its equity in income of the joint ventures.

The following table summarizes the Company's equity in income of partnerships and joint ventures for the three-month and six-month periods ended June 30, 2003 and 2002 (thousands of dollars):

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------        ---------------------------
                                                       2003               2002            2003               2002
                                                     ---------          --------        --------           --------
Gross revenue from real estate                       $  22,916          $ 24,268        $ 46,626           $ 48,064
                                                     ---------          --------        --------           --------

Expenses
   Property management expenses                          7,373             8,111          15,790             16,437
   Mortgage interest expense                             7,286             7,920          14,790             15,816
   Depreciation and amortization                         3,990             4,705           8,233              8,818
                                                     ---------          --------        --------           --------
   Total expenses                                       18,649            20,736          38,813             41,071
                                                     ---------          --------        --------           --------
Net revenues from real estate                            4,267             3,532           7,813              6,993
Partner's share                                          2,244             1,639           4,013              3,534
                                                     ---------          --------        --------           --------
Equity in income of partnerships and joint ventures  $   2,023          $  1,893        $  3,800           $  3,459
                                                     =========          ========        ========           ========


6. EARNINGS PER SHARE:

         The following table shows the Company's Basic Earnings Per Share ("EPS") and Diluted EPS for the three-month and six-month periods ended June 30, 2003 and 2002. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the weighted average number of shares outstanding during the period, adjusted to give effect to common share equivalents (thousands of dollars, except per share amounts):

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------        ---------------------------
                                                       2003               2002            2003               2002
                                                     ---------          --------        --------           --------
Income from continuing operations                    $   6,860          $  2,449        $  9,773           $  4,016
Income from discontinued operations                    137,778             1,993         139,842              4,153
                                                     ---------          --------        --------           --------
                                                     $ 144,638          $  4,442        $149,615           $  8,169
                                                     =========          ========        ========           ========


Basic earnings per share
Income from continuing operations                    $    0.41          $   0.15        $   0.59           $   0.25
Income from discontinued operations                       8.29              0.12            8.43               0.26
                                                     ---------          --------        --------           --------
                                                     $    8.70          $   0.27        $   9.02           $   0.51
                                                     =========          ========        ========           ========

Diluted earnings per share
Income from continuing operations                    $    0.40          $   0.15        $   0.58           $   0.25
Income from discontinued operations                       8.14              0.12            8.29               0.26
                                                     ---------          --------        --------           --------
                                                     $    8.54          $   0.27        $   8.87           $   0.51
                                                     =========          ========        ========           ========

         A reconciliation between basic and diluted weighted average shares outstanding for the three-month and six-month periods ended June 30, 2003 and 2002 is shown below (in thousands):

                                                                              Three months ended
                                                                              ------------------
                                                                June 30, 2003                       June 30, 2002
                                                                -------------                       -------------
                                                             Basic          Diluted              Basic          Diluted
Weighted average shares outstanding                         16,615           16,615             16,216           16,216
Effect of unvested restricted shares
   and share options outstanding                                --              164                 --               --
Incremental shares for diluted EPS                              --              152                 --               66
                                                           -------          -------            -------          -------
Total weighted average shares outstanding                   16,615           16,931             16,216           16,282
                                                           =======          =======            =======          =======


                                                                               Six months ended
                                                                               ----------------
                                                                June 30, 2003                       June 30, 2002
                                                                -------------                       -------------
                                                             Basic          Diluted              Basic           Diluted
Weighted average shares outstanding                         16,579           16,579             16,072           16,072
Effect of unvested restricted shares
   and share options outstanding                                --              173                 --               --
Incremental shares for diluted EPS                              --              122                 --               35
                                                           -------          -------            -------          -------
Total weighted average shares outstanding                   16,579           16,874             16,072           16,107
                                                           =======          =======            =======          =======


7. DISTRIBUTIONS:

         The per-share amount declared for distribution and not yet distributed as of the date of this report and the per-share amount declared for distribution and not yet distributed as of August 14, 2002 are as follows:
                                                                       Amount
 Date Declared            Record Date             Payment Date        per Share
---------------          -------------           ---------------      ---------
July 11, 2002            August 30, 2002        September 16, 2002      $0.51

July 24, 2003            August 29, 2003        September 15, 2003      $0.51

8. CASH FLOW INFORMATION:

         Cash paid for interest was $8.4 million (net of capitalized interest of $1.1 million) and $13.1 million (net of capitalized interest of $0.7 million), respectively, for the six months ended June 30, 2003 and 2002.

Significant non-cash transactions

         In connection with real estate acquisitions in the first six months of 2003, the Company assumed mortgage notes payable of $277.0 million.

         In the first six months of 2003, the Company caused the issuance of units of limited partnership interest ("OP Units") in PREIT Associates, L.P., the Company's operating partnership (the "Operating Partnership") valued at $17.1 million in connection with the Company's acquisition of its interest in New Castle Associates (see Note 3).

         In the first six months of 2002, the Company caused the issuance of OP Units in the Operating Partnership valued at $4.5 million in connection with the earnout provisions in the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization (see Note 9).

9. COMMITMENTS AND CONTINGENCIES:

Related Party Transactions

         PRI provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $2.7 million and $1.0 million for the three month periods ended June 30, 2003 and 2002, respectively, and $3.4 million and $1.6 million for the six month periods ended June 30, 2003 and 2002, respectively. The 2003 amounts include the $2.0 million brokerage fee received in connection with the sale of Christiana Mall (see Note 3).

Acquisition of The Rubin Organization

         In connection with the Company's acquisition of TRO in 1997, the Company issued 200,000 Class A Units in its Operating Partnership, and agreed to issue up to 800,000 additional Class A Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 Class A Units had been issued. A special committee of disinterested members of the Company's Board of Trustees will determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned. Additional Class A Units also will be payable with respect to development and predevelopment properties acquired in the TRO transaction in an amount to be determined by the special committee based on the Contribution Agreement under which the Company acquired its interest in the properties and on other factors that the special committee deems relevant. The special committee has retained independent legal and accounting advisors in connection with its review of the payments owed to the former TRO affiliates. The special committee and its advisors and the former TRO affiliates and their advisors have engaged in discussions concerning the appropriate number of Class A Units to be issued in respect of the nine month period ended September 30, 2002 and the development and predevelopment properties. The discussions between the special committee, the former TRO affiliates and their respective advisors are continuing.

New Castle Associates

         Officers of the Company, including Ronald Rubin and George Rubin, also were parties to the Rouse transaction through their ownership interest in New Castle Associates (see Note 3).

Development Activities

         The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company, third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its lines of credit, which limit the Company's involvement in joint venture projects. At June 30, 2003, the Company had commitments of approximately $9.7 million related to construction activities at current development and redevelopment projects, which is expected to be financed through the Company's $200 million secured credit facility or through short-term construction loans.

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

         In June and July respectively, of 2003, a former administrative employee and a former building engineer of PREIT-Rubin Inc. ("PREIT-Rubin") pled guilty to criminal charges related to the misappropriation of funds at a property owned by a third-party for which PREIT-Rubin provided certain management services. The former employees worked under the supervision of the Director of Real Estate for the third-party, who earlier pled guilty to criminal charges. Together with other individuals, the former PREIT-Rubin employees and the third-party's Director of Real Estate misappropriated funds from the third-party through a series of schemes. The third-party has estimated its losses at approximately $15 million, and has alleged that PREIT-Rubin is responsible for such losses under its management agreement. However, no claim has been filed against PREIT-Rubin. The Company believes that restitution to be paid by the individual participants and the fidelity policy carried by the third-party owner will result in mitigation of the third-party's losses. In addition, the Company believes that PREIT-Rubin has valid defenses to any potential claims of the third-party and that it has insurance to cover some or all of any potential claims. The Company is unable to determine an estimate or the likelihood of any loss.

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

Environmental

         The Company's management is aware of certain environmental matters at some of the Company's properties, including ground water contamination, above-normal radon levels and the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company's management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company's management can make no assurances that the amounts that have been reserved for these matters of $0.1 million will be adequate to cover future environmental costs. The Company has insurance coverage for environmental claims up to $2.0 million per occurrence and up to $4.0 million in the aggregate.

Guarantees

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others. This interpretation requires the recognition of a liability at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires that certain information related to the guarantees be disclosed in the guarantor's financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 15, 2002. In the normal course of business, the Company has guaranteed certain indebtedness of others as follows:

         o The Company has guaranteed $5.4 million of the mortgage at Laurel Mall, an unconsolidated joint venture.

         o The Company has guaranteed the amounts outstanding under bank loans payable ($138.2 million at June 30, 2003).

         o The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East and Moorestown Mall from The Rouse Company, the Company is now obligated to provide tax protection to the former owner of the Woods Apartments if the Company sells any of Exton Square Mall, The Gallery at Market East or Moorestown Mall prior to August 2006.

10.      STOCK-BASED COMPENSATION

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

         Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS #123, compensation costs have been recognized in 2003 as if the recognition provisions of SFAS No. 123 had been applied from the date of adoption. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (thousands of dollars, except per share amounts).

                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                 ---------------------------           -------------------------
                                                   2003              2002                 2003            2002
                                                  ------            ------               ------          ------
Net Income                                       $ 144,638         $  4,442             $ 149,615       $ 8,169
Add: Stock-based employee compensation
     expense included in reported net income           422              439                   947           888

Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards        (456)            (473)               (1,016)         (957)
                                                 ---------         --------             ---------       -------
Proforma Net Income                              $ 144,604         $  4,408             $ 149,546       $ 8,100
                                                 =========         ========             =========       =======

Earnings per share:
     Basic - as reported                         $    8.70         $   0.27             $    9.02       $  0.51
                                                 =========         ========             =========       =======
     Basic - pro forma                           $    8.70         $   0.27             $    9.02       $  0.50
                                                 =========         ========             =========       =======
     Diluted - as reported                       $    8.54         $   0.27             $    8.87       $  0.51
                                                 =========         ========             =========       =======
     Diluted - pro forma                         $    8.54         $   0.27             $    8.87       $  0.50
                                                 =========         ========             =========       =======

11.      SEGMENT INFORMATION:

         The Company has four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. The retail segment includes the operation and management of 28 regional and community shopping centers (17 wholly-owned, one consolidated joint venture and 10 owned in unconsolidated joint venture form). The multifamily segment included the operation and management of 19 apartment communities (15 wholly-owned and four owned in joint venture form). Thirteen of the wholly owned multifamily properties and two of the joint venture multifamily properties were divested during May 2003. The remaining two wholly-owned multifamily properties were divested in the third quarter of 2003 and the Company has entered into agreements to sell the remaining two joint venture multifamily properties. The other segment includes the operation and management of two retail properties under development and four industrial properties (all wholly-owned). The corporate segment includes cash and investment management, real estate management and certain other general support functions.

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

         The column titled "Adjustments" in the charts below reconciles the amounts presented under the proportionate-consolidation method and in discontinued operations to the consolidated amounts reflected on the Company's consolidated balance sheets and consolidated statements of income.

         The chief operating decision-making group for the Company's Retail, Multifamily, Development and Other and Corporate segments is comprised of the Company's President, Chief Executive Officer and the lead executives of each of the Company's operating segments. The lead executives of each operating segment also manage the profitability of each respective segment with a focus on net operating income. The operating segments are managed separately because each operating segment represents a different property type (retail or multifamily), as well as construction in progress and corporate services.

                                                    Discontinued     Develop-
Three months ended                                      Multi-        ment                                               Total
June 30, 2003                            Retail        Family       and Other    Corporate     Total     Adjustments  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues        $   40,837   $    10,640     $     83     $      -    $   51,560    $ (20,067)   $ 31,493
Real estate operating expenses           (13,877)       (5,263)          (4)           -       (19,144)       8,613     (10,531)
                                      -----------------------------------------------------------------------------------------
Net operating income                      26,960         5,377           79            -        32,416      (11,454)     20,962
Management company revenue                     -             -            -        3,792         3,792            -       3,792
Interest and other income                      -             -            -          193           193            -         193
General and administrative
  expenses                                     -             -            -       (7,517)       (7,517)           -      (7,517)
                                      -----------------------------------------------------------------------------------------
Earnings before interest, taxes
  depreciation and amortization           26,960         5,377           79       (3,532)       28,884      (11,454)     17,430
Interest expense                         (12,089)       (1,887)           -            -       (13,976)       4,879      (9,097)
Depreciation and amortization             (8,306)            -          (13)           -        (8,319)       1,325      (6,994)
Equity in income of partnerships
  and joint ventures                           -             -            -            -             -        2,023       2,023
Minority interest in operating
  partnership                                  -             -            -         (823)         (823)           -        (823)
Gains on sales of real estate                (80)        4,401                                   4,321                    4,321
Discontinued operations                        -             -            -      (15,650)      (15,650)       3,227     (12,423)
Gains on sales of
        discontinued operations                -       150,201            -           -        150,201            -     150,201
                                      -----------------------------------------------------------------------------------------
Net income                            $    6,485   $   158,092     $     66     $(20,005)     $144,638    $       -    $144,638
                                      =========================================================================================
Investments in real estate, at cost   $1,151,324   $    72,411     $ 15,665     $      -    $1,239,400    $(271,470)   $967,930
                                      =========================================================================================
Total assets                          $1,166,782   $    53,651     $ 23,504     $ 23,187    $1,267,124    $(161,111) $1,106,013
                                      =========================================================================================
Recurring capital expenditures        $       86   $       676     $      -     $      -    $      762    $       -   $    762
                                      =========================================================================================


                                                    Discontinued     Develop-
Three months ended                                      Multi-        ment                                               Total
June 30, 2002                            Retail        family       and Other    Corporate     Total     Adjustments  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues        $   26,722   $    14,153     $     82     $      -    $   40,957    $ (25,030)   $ 15,927
Real estate operating expenses            (7,337)       (5,852)          (6)           -       (13,195)       9,363      (3,832)
                                      -----------------------------------------------------------------------------------------
Net operating income                      19,385         8,301           76            -        27,762      (15,667)     12,095
Management company revenue                     -             -            -        2,152         2,152            -       2,152
Interest and other income                      -             -            -          355           355            -         355
General and administrative
  expenses                                     -             -            -       (6,147)       (6,147)           -      (6,147)
                                      -----------------------------------------------------------------------------------------
Earnings before interest, taxes
  depreciation and amortization           19,385         8,301           76       (3,640)       24,122      (15,667)      8,455
Interest expense                          (8,031)       (3,551)           -           10       (11,572)       7,247      (4,325)
Depreciation and amortization             (5,370)       (2,298)         (13)           -        (7,681)       4,414      (3,267)
Equity in income of partnerships
  and joint ventures                           -             -            -            -             -        1,893       1,893
Minority interest in operating
  partnership                                  -             -            -         (307)         (307)           -        (307)
Gains on sales of real estate                  -             -            -            -             -            -           -
Discontinued operations                       71             -            -         (191)         (120)       2,113       1,993
Gains on sales of discontinued
  operations                                   -             -            -            -             -            -           -
                                      -----------------------------------------------------------------------------------------
Net income                            $    6,055   $     2,452     $     63     $ (4,128)   $    4,442    $       -    $  4,442
                                      =========================================================================================
Investments in real estate, at cost   $  629,448   $   285,546     $ 21,566     $      -    $  936,560    $(232,716)   $703,844
                                      =========================================================================================
Total assets                          $  596,788   $   205,371     $ 19,603     $ 33,759    $  855,521    $(185,181)   $670,340
                                      =========================================================================================
Recurring capital expenditures        $       39   $       843     $      -     $      -    $      882    $    (100)   $    782
                                      =========================================================================================

                                                    Discontinued     Develop-
Six months ended                                        Multi-        ment                                               Total
June 30, 2003                            Retail        family       and Other    Corporate     Total     Adjustments  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues        $   66,945   $    25,563     $    166     $      -    $   92,674    $ (44,488)     $ 48,186
Real estate operating expenses           (22,358)      (11,703)          (8)           -       (34,069)      18,638       (15,431)
                                      -------------------------------------------------------------------------------------------
Net operating income                      44,587        13,860          158            -        58,605      (25,850)       32,755
Management company revenue                     -             -            -        5,973         5,973            -         5,973
Interest and other income                      -             -            -          335           335            -           335
General and administrative
  expenses                                     -             -            -      (13,843)      (13,843)           -       (13,843)
                                      -------------------------------------------------------------------------------------------
Earnings before interest, taxes
  depreciation and amortization           44,587        13,860          158       (7,535)       51,070      (25,850)       25,220
Interest expense                         (18,870)       (5,603)           -          (91)      (24,564)      11,421       (13,143)
Depreciation and amortization            (13,128)       (2,455)         (26)           -       (15,609)       5,102       (10,507)
Equity in income of partnerships
  and joint ventures                           -             -            -            -             -        3,800         3,800
Minority interest in operating
  partnership                                  -             -            -       (1,110)       (1,110)           -        (1,110)
Gains on sales of real estate              1,112         4,401            -            -         5,513            -         5,513
Discontinued operations                        -             -            -      (15,886)      (15,886)       5,527       (10,359)
Gains on sales of discontinued
  operations                                   -       150,201            -            -       150,201            -       150,201
                                      -------------------------------------------------------------------------------------------
Net income                            $   13,701   $   160,404     $    132     $(24,622)   $  149,615    $       -      $149,615
                                      ===========================================================================================
Investments in real estate, at cost   $1,151,324   $    72,411     $ 15,665     $      -    $1,239,400    $(271,470)     $967,930
                                      ===========================================================================================
Total assets                          $1,166,782   $    53,651     $ 23,504     $ 23,187    $1,267,124    $(161,111)   $1,106,013
                                      ===========================================================================================
Recurring capital expenditures        $       96   $     1,163     $      -      $     -    $    1,259    $     (13)   $    1,246
                                      ===========================================================================================


                                                    Discontinued     Develop-
Six months ended                                        Multi-        ment                                               Total
June 30, 2002                            Retail        family       and Other    Corporate     Total     Adjustments  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues        $   47,559   $    28,236     $    164     $      -    $   75,959    $ (47,277)   $   28,682
Real estate operating expenses           (13,235)      (11,471)         (10)           -       (24,716)      17,527        (7,189)
                                      -------------------------------------------------------------------------------------------
Net operating income                      34,324        16,765          154            -        51,243      (29,750)       21,493
Management company revenue                     -             -            -        4,325         4,325            -         4,325
Interest and other income                      -             -            -          375           375            -           375
General and administrative
  expenses                                     -             -            -      (12,126)      (12,126)           -       (12,126)
                                      -------------------------------------------------------------------------------------------
Earnings before interest, taxes
  depreciation and amortization           34,324        16,765          154       (7,426)       43,817      (29,750)       14,067
Interest expense                         (13,485)       (6,987)           -           27       (20,445)      13,442        (7,003)
Depreciation and amortization             (9,655)       (4,576)         (26)           -       (14,257)       8,215        (6,042)
Equity in income of partnerships
  and joint ventures                           -             -            -            -             -        3,459         3,459
Minority interest in operating
  partnership                                  -             -            -         (946)         (946)         481          (465)
Gains on sales of real estate                  -             -            -            -             -            -             -
Discontinued operations                        -             -            -            -             -        4,153         4,153
Gains on sales of discontinued
  operations                                   -             -            -            -             -            -             -
                                      -------------------------------------------------------------------------------------------
Net income                            $   11,184   $     5,202     $    128     $ (8,345)   $    8,169    $       -    $    8,169
                                      ===========================================================================================
Investments in real estate, at        $  629,448   $   285,546     $ 21,566     $      -    $  936,560    $(232,716)   $  703,844
                                      ===========================================================================================
Total assets                          $  596,788   $   205,371     $ 19,603     $ 33,759    $  855,521    $(185,181)   $  670,340
                                      ===========================================================================================
Recurring capital expenditures        $       41   $     1,496     $      -     $      -    $    1,537    $    (156)   $    1,381
                                      ===========================================================================================

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

         In the normal course of business, the Company is exposed to the effect of interest rate changes. One of the ways the Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's leasing income and other financial assets with interest rates on related debt, and to manage the cost of borrowing obligations.

         In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that these derivative instruments are effective (as defined in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities") in reducing interest rate risk exposure. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income in each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with unrealized gains and losses reported in earnings.

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

         To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To limit overall interest cost, the Company may use interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed-rate debt, or even a portion of its fixed-rate debt to variable rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The Company may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments at June 30, 2003. The notional value provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

 Hedge Type                     Notional Value        Interest Rate          Maturity           Fair Value
 ----------                     --------------        -------------          --------           ----------
 1.)  Swap - Cash Flow          $20.0 million            6.02%               12/15/03         ($0.5 million)
 2.)  Swap - Cash Flow          $55.0 million            6.00%               12/15/03         ($1.4 million)

         As of June 30, 2003, the estimated unrealized loss attributed to the cash flow hedges was $1.9 million and has been included in other liabilities in the accompanying consolidated balance sheet.

         Approximately $1.4 million and $0.5 million of the amount in change in OCI and minority interest in the Operating Partnership, respectively is attributable to unrealized losses.

         Interest rate hedges that are designated as cash flow hedges manage the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the consolidated balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to incur interest expense of approximately $1.9 million of the current balance held in accumulated other comprehensive income/loss.

         For the Company's cash flow hedges, the fair value is recognized temporarily as a component of equity and subsequently recognized in earnings over the hedged transaction as interest expense or depreciation expense over the life of the constructed asset for hedged borrowings associated with development activities. Approximately $1.8 million of the amount in accumulated other comprehensive income is attributable to development activities at June 30, 2003.

13. PENDING TRANSACTIONS:

         In May 2003, the Company and Crown American Realty Trust ("Crown") jointly announced that the Company, its operating partnership, Crown and Crown American Properties, L.P., a limited partnership of which Crown is the sole general partner ("CAP"), entered into an Agreement and Plan of Merger, dated as of May 13, 2003. The merger agreement provides for the merger of Crown with and into the Company.


14. SUBSEQUENT EVENTS:

         In July 2003, the Company completed the sale of its remaining two wholly-owned multifamily properties, Emerald Point in Virginia Beach, Virginia and Regency Lakeside in Omaha, Nebraska, to Morgan. The aggregate proceeds were approximately $81.4 million, including assumed debt of $33.8 million, with net proceeds of $44.3 million. A substantial portion of the net proceeds were used to pay off the remaining amounts borrowed under the Company's unsecured acquisition credit facility entered into in connection with the Company's acquisition of six malls from affiliated companies of The Rouse Company. The Company expects to record a gain of approximately $28.3 million in the third quarter of 2003 in connection with the sale of these properties. The net proceeds include a purchase price credit of $3 million to Morgan awarded upon the closing of the sale of all fifteen of PREIT's wholly-owned multifamily properties to Morgan.

Item 2.
                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.

         Except where specifically indicated, the following Management's Discussion and Analysis of Financial Condition and Results of Operations does not include the anticipated effects of the proposed merger with Crown American Realty Trust described in "Proposed Transactions."

OVERVIEW

         As of June 30, 2003, the Company owned interests in 28 retail properties containing an aggregate of approximately 17.5 million square feet, four multifamily properties containing 1,682 units (two of which were sold in July 2003 and two of which are the subject of agreements of sale) and four industrial properties with an aggregate of approximately 0.3 million square feet. The Company also owns interests in two retail properties currently under development, which are expected to contain an aggregate of approximately 0.8 million square feet upon completion.

         The Company also provides management, leasing and development services for affiliated and third-party property owners with respect to 15 retail properties containing approximately 5.2 million square feet, and four office buildings containing approximately 0.9 million square feet.

         The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). During 2003, the Company continued this trend with the acquisition of six retail properties from The Rouse Company, as described below in "Acquisitions, Dispositions and Development Activities - Acquisitions," and management expects to devote even more attention to the integration of Crown's operations with the Company's operations. These integration activities are expected to impact the Company's day-to-day operations. The Company expects to incur expenses with respect to its integration activities for consulting, compensation and other services. These expenses are expected to impact Company general and administrative expenses.

         The Company's net income increased by $140.2 million to $144.6 million for the quarter ended June 30, 2003 as compared to $4.4 million for the quarter ended June 30, 2002. The sale of the multifamily portfolio in the second quarter of 2003 generated a gain of approximately $154.5 million (not including the impact of minority interest). Property acquisitions resulted in an increase in Company real estate revenues, with a corresponding increase in property operating expenses, and depreciation, amortization and interest expenses.

         The Company has investments in 13 partnerships and joint ventures. Twelve of the 13 investments are classified as unconsolidated joint ventures (the "Unconsolidated Joint Ventures") and one is consolidated (the "Consolidated Joint Venture" and together with the Unconsolidated Joint Ventures, the "Joint Ventures"). Eleven of the 13 Joint Venture investments are retail properties; two are multifamily properties which are the subject of agreements of sale. The purpose of the Joint Ventures is to own and operate real estate. It is a common practice in the real estate industry to invest in real estate in this manner. Of the 12 Unconsolidated Joint Venture properties, the Company managed three of the properties and other parties, including several of the Company's Joint Venture partners, manage the remaining nine properties. None of the Company's Unconsolidated Joint Venture partners are affiliates of the Company, although the Company's partner in the Consolidated Joint Venture includes affiliates of the Company as described in "Related Party Transaction/off Balance Sheet Arrangements". One of the Company's key strategic long-term objectives is to obtain managerial control of all its assets, although the Company cannot assure you that it will do so. The Company holds a non-controlling interest in each Unconsolidated Joint Venture, and accounts for each Unconsolidated Joint Venture using the equity method of accounting. Under this accounting method, the Company does not consolidate each Unconsolidated Joint Venture. Instead, the Company records the earnings from the Unconsolidated Joint Ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures." Changes in the Company's investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity". For further information regarding the Company's Joint Ventures, see Note 5 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

         In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including the Company's past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements is set forth below. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in
Note 1 to the consolidated financial statements in the Company's Current Report on Form 8-K filed on August 12, 2003.

Real Estate

         Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

         Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

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

         Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets. Gains from sales of real estate properties generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66 - Accounting for Real Estate Sales, provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the sold properties.

Allowance for Doubtful Accounts Receivable

         The Company makes estimates of the collectibility of its accounts receivables related to tenant rents including base rents, straight line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company's net income because a higher bad debt reserve results in less net income.

Assets Held for Sale

         When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sale price, net of selling costs of such assets. If, in management's opinion, the net sale price of the assets that have been identified for sale is less than the net book value of the assets, a valuation allowance is established. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable to occur within one year. Accordingly, the results of operations of operating properties disposed of or classified as held for sale subsequent to June 30, 2003 for which the Company has no significant continuing involvement, are reflected as discontinued operations.

Intangible Assets

         The value of intangible assets acquired is measured based on the difference between (i) acquired prices of the properties and (ii) the properties valued as-if vacant. Factors considered by the Company in its analysis of the "as-if-vacant" value include lost rentals at market rates during an expected lease-up period, which primarily ranges from two to six months, and costs to execute similar leases including leasing commissions, tenant allowances and legal and other related expenses.

         The total amount of other intangible assets acquired is allocated to in-place lease values and above-market and below-market lease values. The Company does not assign any value to customer relationship intangibles as the Company has pre-existing business relationships with substantially all of the major retailers in the properties acquired and the properties acquired provide no incremental value over such existing relationships.

         Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate that reflects the risks associated with the property acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimates of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods of the respective leases.

         The value of in-place leases is amortized to expense over the remaining portion of the current term of the respective leases, primarily ranging from two to ten years. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense.

Asset Impairment

         On a periodic basis, management assesses whether there are any indicators that the value of the Company's real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows - undiscounted and without interest charges - to be generated by the property are less than the carrying value of the property. These estimates consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action could impact the determination of whether impairment exists and whether the effects could materially impact the Company's net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

Revenue Recognition

         The Company derives over 88% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $0.9 million and $0.4 million in the second quarters of 2003 and 2002. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. In the second quarter of 2003, the Company accrued $0.9 million of income because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year. Deferred revenue represents rental revenue received from tenants prior to their due dates. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. Termination fee income is recognized in the period when a termination agreement is signed. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is recognized when it is received.

         The Company's other significant source of revenues comes from management activities, including property management, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities collectively are referred to as "management fees" in the consolidated statements of income. There are no significant cash versus accrual differences for these activities.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

         The Company's operating partnership has a $200 million revolving credit facility (the "Credit Facility") with a group of banks. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of 11 properties and have been guaranteed by the Company. There was $117.9 million outstanding under the Credit Facility at June 30, 2003. The Credit Facility expires in December 2003. The initial term of the Credit Facility may be extended for an additional year on the lender's approval. The Company has not yet determined if it will seek to extend the existing Credit Facility or if it will seek another financing alternative.

         The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 130 to 190 basis points, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility. As of June 30, 2003, the margin was set at 190 basis points.

         The Credit Facility, as amended in the second quarter of 2003, contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (1) a maximum Leverage Ratio of 0.70:1; (2) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70%; (3) a minimum weighted average collateral pool property occupancy of 85%; (4) minimum Tangible Net Worth (as defined in the Credit Facility) of $262 million plus 75% of cumulative net proceeds from the sale of equity securities; (5) minimum ratios of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.55:1 and 1.90:1, respectively, at June 30, 2003; (6) maximum floating rate debt of $400 million; and (7) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of the date of this report, the Company is in compliance with all of these debt covenants. An amendment to the Credit Facility in the second quarter of 2003 modified, among other things, the definition of Total Liabilities to exclude the debt premiums on the properties acquired from The Rouse Company resulting from the above-market interest rates on the assumed debt. In connection with obtaining such amendment, the Company agreed to pay each lender under the Credit Facility a fee of 0.15% of each lender's existing revolving commitment amount, which fees totaled $300,000.

Refinancings

         In May 2003, the Company entered into a mortgage note payable secured by Dartmouth Mall, in Dartmouth, Massachusetts. The $70 million mortgage has a 10 year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the mortgage note payable were used to pay down amounts outstanding under the Company's bank loans.

         In June 2003, the Company refinanced its mortgage note payable secured by Moorestown Mall, in Moorestown, New Jersey. The $64.3 million mortgage has a 10 year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the mortgage note payable were used to repay the previously existing mortgage note secured by Moorestown Mall and to pay down amounts outstanding under the Company's bank loans.

Acquisition Credit Facility

         The Company financed a significant portion of the cash portion of the purchase price for its acquisition of six malls from Rouse through an unsecured credit facility (the "Acquisition Credit Facility") with Wells Fargo, National Association ("Wells Fargo"). The Acquisition Credit Facility included a $175 million term loan and a $25 million unsecured revolving line of credit. PREIT applied a substantial portion of the proceeds from the sale of its multifamily portfolio to repay in full all amounts borrowed under the Acquisition Credit Facility as of July 25, 2003. The unsecured revolving line of credit remains available for future borrowings until it expires on October 27, 2003. Upon the payment of an extension fee of 0.20% of the amount then outstanding, the revolving line of credit may be extended for an additional 90 days, after which time any outstanding amounts will need to be repaid. The unsecured revolving line of credit provides for full recourse to the Company and its subsidiary guarantors. The fees paid to Wells Fargo for the term loan and the revolving line of credit were $1,312,500 and $187,500, respectively. At PREIT's option, the revolving line of credit bears interest at either the Base Rate (the greater of Wells Fargo's prime rate or the Federal Funds Rate plus 0.5%) or the LIBOR rate for which deposits are offered to Wells Fargo for one-, two-, three- or six-month periods, plus margins ranging from 2.5% to 3.0%, depending on PREIT's ratio of Total Liabilities to Gross Asset Value (as defined in the credit agreement for the Acquisition Credit Facility). As of June 30, 2003, the margins for the LIBOR loans were set at 3.0%.

Capital Resources

         The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact the Company's cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

         o unexpected changes in operations that could result from the proposed merger with Crown;
         o increase in tenant bankruptcies reducing revenue and operating cash flows;
         o increase in interest expenses as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;
         o increase in interest rates affecting the Company's net cost of borrowing;
         o increase in insurance premiums and/or the Company's portion of claims;
         o eroding market conditions in one or more of the Company's primary geographic regions adversely affecting property operating cash flows; and
         o disputes with tenants over common area maintenance and other charges.

         The Company expects to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company also expects to increase the funds available under the Credit Facility by placing acquired or developed properties into the collateral pool upon the achievement of prescribed criteria so as to fund acquisitions, development activities and capital improvements. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The Company also may be unable to issue additional equity securities on terms that are favorable to the Company, if at all. Additionally, the following are some of the potential impediments to accessing additional funds under the Credit Facility:

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

         In addition, although the Company may borrow up to $25 million under the revolving line of credit included in the Acquisition Credit Facility, any such borrowings would need to be repaid by October 27, 2003 unless the revolving line of credit is extended for up to an additional 90 days upon the payment of an extension fee of 0.20% of the amount then outstanding.

         At June 30, 2003 the Company had outstanding borrowings of $117.9 million under its Credit Facility and had pledged $0.7 million under the Credit Facility as collateral for several letters of credit. Of the unused portion of the Credit Facility of approximately $81.4 million, as of June 30, 2003, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $1.6 million based on the existing property collateral pool. As noted, one of the additional means of increasing the Company's borrowing capacity under the Credit Facility is the addition of unencumbered acquisition and/or development properties to the collateral pool. The Company expects to place additional projects into the collateral pool to provide additional borrowing capacity, as necessary. The Company believes that the anticipated placement of properties into the collateral pool will allow for sufficient availability of borrowing capacity to fund the development pipeline and acquisition commitments as well as any short-term liquidity needs that are not fulfilled by cash flows from operations.

         At August 14, 2003 the Company had outstanding borrowings of $94.9 million under its Credit Facility and had pledged $0.7 million under the Credit Facility as collateral for several letters of credit. Of the unused portion of approximately $104.4 million, as of August 14, 2003, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $24.6 million based on the existing property collateral pool.

         The Company also had $25 million available under the Acquisition Credit Facility unsecured revolving line of credit for total borrowing availability of $49.6 million at August 14, 2003.

Proposed Transactions

         On May 14, 2003, the Company and Crown American Realty Trust ("Crown") announced that they entered into a definitive merger agreement under which Crown would merge into the Company. Under the terms of the agreement, the Company will issue to Crown shareholders 0.3589 common shares of the Company for each outstanding share of Crown in a tax-free, share-for-share transaction and, will issue 0.2053 OP Units of the Operating Partnership for each Crown OP unit. In addition, the Company will issue 2.475 million new preferred shares for the same amount of existing Crown non-convertible senior preferred shares. As of June 30, 2003, the Company had 16.8 million common shares outstanding and 2.1 million OP units outstanding, and Crown had 32.3 million common shares outstanding and
10.0 million OP units. Assuming all Crown shares and OP units are exchanged at the stated exchange ratios, the Company expects to have approximately 28.4 million common shares, 4.1 million OP units and 2.475 million preferred shares outstanding immediately after the merger. The transaction includes a $20 million termination fee payable to either the Company or Crown if the merger is not completed in certain specified circumstances. The Company expects to assume Crown's debt, aggregating $ 753,689 million as of June 30, 2003, and to refinance Crown's $175 million line of credit facility of which $144,728 million was outstanding as of June 30, 2003.

         The Crown portfolio consists of 26 wholly owned malls and a 49.9% interest in a mall in which the Company owns the remaining 50.1% interest. Following the merger, the Company intends to reposition or dispose of six of the Crown properties.

Mortgage Notes

         Mortgage notes payable, which are secured by 19 of the Company's wholly-owned properties, are due in installments over various terms extending to the year 2025 with interest at rates ranging from 5.0% to 10.6% with a weighted average interest rate of 7.03% at June 30, 2003. The following table outlines the timing of payment requirements related to the Company's mortgage notes, credit facility and acquisition credit facility as of June 30, 2003 (in thousands):

                                7/1/03 to     1/1/04 to      1/1/06 to      Payments          Total          Debt
                                12/31/03       12/31/05      12/31/07      Thereafter      Payments Due     Premium    Total Debt
                               ---------------------------------------------------------------------------------------------------
Fixed Rate Mortgages (1)        $  3,390      $155,596       $ 68,101      $ 264,079        $491,166       $ 18,422     $509,588
Credit Facility                  127,900             -              -              -         127,900              -      127,900
Acquisition Credit Facility       10,250             -              -              -          10,250              -       10,250
                                --------------------------------------------------------------------------------------------------
                                $141,540      $155,596       $ 68,101      $ 264,079        $629,316       $ 18,422     $647,738
                                ==================================================================================================

(1) Includes approximately $33.9 million of mortgages related to two wholly-owned multifamily properties held for sale at June 30, 2003 and subsequently sold.

         The foregoing table includes $140.9 million of balloon payments that come due under the Company's mortgage notes during the next three years. The foregoing table does not include a balloon payment of $22.1 million, of which the Company's proportionate share is $8.8 million, comes due in December 2003 with respect to a mortgage loan secured by a property owned by a partnership in which the Company has a 40% interest.

Commitments

         At June 30, 2003, the Company had approximately $9.7 million committed to complete current development and redevelopment projects. PREIT expects to finance this amount through borrowings under the Credit Facility or through short-term construction loans.

          In connection with the Company's acquisition of TRO in 1997, the Company issued 200,000 Class A Units in its Operating Partnership, and agreed to issue up to 800,000 additional Class A Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 Class A Units had been issued. A special committee of disinterested members of the Company's Board of Trustees will determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned. Additional Class A Units also will be payable with respect to development and predevelopment properties acquired in the TRO transaction in an amount to be determined by the special committee based on the Contribution Agreement under which the Company acquired its interest in the properties and on other factors that the special committee deems relevant. The special committee has retained independent legal and accounting advisors in connection with its review of the payments owed to the former TRO affiliates. The special committee and its advisors and the former TRO affiliates and their advisors have engaged in discussions concerning the appropriate number of Class A Units to be issued in respect of the nine month period ended September 30, 2002 and the development and predevelopment properties. The discussions between the special committee, the former TRO affiliates and their respective advisors are continuing.

Cash Flows

         During the six months ended June 30, 2003, the Company generated $33.6 million in cash flows from operating activities.

Financing activities used cash of $33.7 million including:
         o  $157.8 million of repayments on mortgage notes payable.
         o  $16.9 million of distributions to shareholders.
         o  $2.4 million of mortgage notes payable principal installments.
         o  $1.4 million of payments of deferred financing costs.

These uses were partially offset by the following sources of cash:
         o  $134.3 million of mortgage notes payable.
         o  $7.3 million of net bank loan borrowings.
         o $3.2 million generated by the issuance of shares of beneficial interest.

Investing activities used cash of $4.8 million including:
         o  $158.1 million of investments in wholly-owned real estate assets.
         o $9.9 million of investments in properties with construction in progress.
         o  $4.5 million of investments in partnerships and joint ventures.

These uses were partially offset by the following sources of cash:
         o  $167.6 million of cash proceeds from sales of real estate interests.
         o $0.1 million of cash distributions from partnerships and joint ventures in excess of equity in income.

Contingent Liabilities

         The Company along with certain of its joint venture partners has guaranteed debt on Laurel Mall, a retail property, totaling $5.4 million. The debt matures in December 2003 (see Note 9 to the consolidated financial statements).

         In June and July respectively, of 2003, a former administrative employee and a former building engineer of PREIT-Rubin Inc. ("PREIT-Rubin") pled guilty to criminal charges related to the misappropriation of funds at a property owned by a third-party for which PREIT-Rubin provided certain management services. The former employees worked under the supervision of the Director of Real Estate for the third-party, who earlier pled guilty to criminal charges. Together with other individuals, the former PREIT-Rubin employees and the third-party's Director of Real Estate misappropriated funds from the third-party through a series of schemes. The third-party has estimated its losses at approximately $15 million, and has alleged that PREIT-Rubin is responsible for such losses under its management agreement. However, no claim has been filed against PREIT-Rubin. The Company believes that restitution to be paid by the individual participants and the fidelity policy carried by the third-party owner will result in mitigation of the third-party's losses. In addition, the Company believes that PREIT-Rubin has valid defenses to any potential claims of the third-party and that it has insurance to cover some or all of any potential claims. The Company is unable to determine an estimate or the likelihood of any loss.

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

Acquisitions

2003

         On April 28, 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse"), and on June 5, 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. On June 5, 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, on April 28, 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired an approximate 73% ownership interest in New Castle Associates and an option to acquire the remaining ownership interests in New Castle Associates. The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for its interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $277.0 million in non-recourse mortgage debt and the issuance of $35.0 million in units of limited partnership interest in the Company's operating partnership ("OP Units"). The cash components of the acquisitions were financed using the Acquisition Credit Facility and the proceeds of the refinancings of Dartmouth and Moorestown Malls. Approximately $17.1 million of the OP Units were issued as part of the initial consideration for the Company's acquisition of its interest in New Castle Associates and the Company plans to issue approximately $17.8 million of its OP Units to acquire the remaining 27% interest in New Castle Associates.

         In connection with the sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received by PRI prior to the Company's acquisition of its ownership interest in New Castle Associates.

         Pan American Associates, the former sole general partner of New Castle Associates and one of the remaining limited partners in New Castle Associates, is controlled by Ronald Rubin, PREIT's Chairman and Chief Executive Officer, and George Rubin, a trustee of PREIT and President of PREIT's management subsidiaries, PREIT-RUBIN, Inc. and PREIT Services, LLC. A special committee of the Company's board of trustees was formed to consider the fairness of the New Castle contribution transaction (including the relevant elements of the Rouse transaction). The special committee, which was composed of all of the Company's independent trustees at that time, approved those transactions.

         PREIT's acquisition of its interest in New Castle Associates consisted of acquiring 49% of the aggregate partnership interests in New Castle Associates from partners of New Castle Associates other than Pan American Associates on April 28, 2003, in exchange for an aggregate of 585,422 OP Units valued at $17.1 million. Subsequently, PREIT increased its aggregate ownership interest in New Castle Associates to approximately 73% by acquiring additional ownership interests directly from New Castle Associates in exchange for a cash investment in New Castle Associates of approximately $30.8 million. This cash investment was used by New Castle Associates to pay to Rouse the majority of the cash portion of the purchase price and associated costs for the acquisition of Cherry Hill Mall.

         PREIT also obtained an option, exercisable commencing April 30, 2004 and expiring October 27, 2004, to acquire the remaining interests in New Castle Associates, including that of Pan American Associates, in exchange for an aggregate of 609,317 additional OP Units. If PREIT does not exercise this option, the remaining partners of New Castle Associates will have the right, beginning April 28, 2008 and expiring October 25, 2008, to require PREIT to acquire the remaining interests in New Castle Associates in exchange for an aggregate of 670,248 additional OP Units. Unless and until PREIT acquires the remaining interests in New Castle Associates, the remaining partners of New Castle Associates other than PREIT will be entitled to receive a cumulative preferred distribution from New Castle Associates equal to approximately $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. If PREIT does not exercise its call right, this preferred distribution will increase by 50% beginning October 30, 2004 and by an additional 5% over the amount for the preceding year beginning January 1, 2005 and annually thereafter. If the remaining New Castle Associates partners do not exercise their put rights, this preferred distribution will terminate on April 28, 2008.

         In connection with PREIT's acquisition of its interest in New Castle Associates, Pan American Associates ceased to be a general partner of New Castle Associates and PREIT designated one of its affiliates as the sole general partner. Certain former partners of New Castle Associates not affiliated with PREIT exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and PREIT paid to those partners an aggregate amount of approximately $7.7 million. In addition, PREIT granted registration rights to the partners of New Castle Associates with respect to the PREIT shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

         To facilitate the exchange of Christiana Mall for Cherry Hill Mall, the Company waived any right of first refusal that it may have had with respect to the sale of Christiana Mall by New Castle Associates.

         The Company also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provides for a fee of approximately 5.25% of all rents and other revenues received by New Castle Associates from the Cherry Hill Mall.

2002

          In October 2002, the Company acquired the remaining 50% interest in Regency Lakeside Apartments. The Company paid approximately $14.2 million for the interest, including $9.6 million in the form of an assumed mortgage, $2.5 million borrowed under the Credit Facility and $2.1 million in cash.

         In July 2002, the Company acquired the remaining 11% interest in Northeast Tower Center pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization. The purchase price for the acquisition consisted of 24,337 OP Units.

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

Dispositions

         On May 30, 2003, the Company completed the sale of 13 out of 15 of its wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd. (together, "Morgan"), for a total sale price of $314 million (approximately $151.5 million of which consisted of assumed indebtedness). The 19 properties in the Company's multifamily portfolio (aggregating to a total of 7,242 apartment units), consisted of 15 properties that were wholly-owned by the Company and four multifamily properties in which the Company held a 50% joint venture interest. On July 25, 2003, the Company completed the sale of the two remaining wholly-owned properties to Morgan for $81.4 million, inclusive of $33.8 million in assumed indebtedness and before giving effect to a $3 million purchase price credit. Morgan's cash deposit of approximately $3.1 million was returned to Morgan upon the closing of the two remaining wholly-owned properties. The net cash proceeds received by the Company were $44.3 million.

         The Company sold its interest in two of the joint venture multifamily properties for an aggregate of $15.8 million, including $9.8 million in assumed indebtedness. A gain of $4.4 million was recorded and an additional gain of $4.5 million was deferred, and is expected to be recorded after the repayment of a note that is due in December 2003. The Company has entered into agreements to sell the other two joint venture multifamily properties to its joint venture partners for an aggregate of approximately $8.6 million, inclusive of approximately $3.5 million of assumed indebtedness. Closing of these two sales is expected to occur no later than the third quarter of 2003. As equity method investments, the results of operations of these properties and resultant gain or loss on sale have been or will be presented in continuing operations for all periods presented.

         In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for a purchase price of $3.2 million. The Company recognized a gain of $1.1 million in 2003 as a result of this sale.

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

RELATED PARTY TRANSACTIONS/OFF BALANCE SHEET ARRANGEMENTS

         The Company provides management, leasing and development services for partnerships and other ventures in which certain officers of the Company have either direct or indirect ownership interests, including Ronald Rubin, the Company's Chairman and Chief Executive Officer. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates. As discussed in "Acquisitions, Dispositions and Developmental Activity -- Acquisitions," one such management agreement, with respect to Christiana Mall, was canceled upon the sale of the mall in April 2003. PRI received a $2.0 million brokerage fee in connection with that transaction.

         The Company has no material off-balance sheet transactions other than the Joint Ventures described in Note 5 of the consolidated financial statements and the "Overview" section above, and the interest rate swap agreements discussed in Note 11 to the consolidated financial statements. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

         The Company leases its corporate home office space from Bellevue Associates, an affiliate of certain officers of the Company, including Ronald Rubin, the Company's Chairman and Chief Executive Officer. Management believes that the lease terms were established at market rates at the commencement of the lease.

         The Company's acquisition of TRO involved related parties as described in "Liquidity and Capital Resources-Commitments." Officers of the Company, including Ronald Rubin, also are parties to the Rouse transaction through their ownership interest in New Castle Associates, as described above in "Acquisitions, Dispositions and Development Activities - Acquisitions."

RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 compared with Quarter Ended June 30, 2002

         Net income increased by $140.2 million to $144.6 million ($8.70 per share) for the quarter ended June 30, 2003 as compared to $4.4 million ($0.27 per share) for the quarter ended June 30, 2002. This increase was primarily because of $154.5 million of gains on the sale of real estate interests (not including the impact of minority interest) in 2003 with no property sales in the second quarter of 2002 and income generated from properties acquired in 2003.

         Revenues increased by $17.1 million or 93% to $35.5 million for the quarter ended June 30, 2003 from $18.4 million for the quarter ended June 30, 2002. Gross revenues from real estate increased by $15.6 million to $31.5 million for the quarter ended June 30, 2003 from $15.9 million for the quarter ended June 30, 2002. This increase in gross revenues resulted from a $9.9 million increase in base rents and a $5.7 million increase in expense fees reimbursements and a $0.5 million increase in other real estate revenues, offset by a $0.5 million decrease in lease terminations. Base rents increased primarily due to the inclusion of rents from newly acquired properties ($9.3 million) and higher rents due to new and renewal leases at higher rates in 2003. Expense reimbursements increased due to newly acquired properties ($5.7 million) and an increase in reimbursable property operating expenses of other properties. Management company revenue increased by $1.6 million or 76% to $3.8 million for the quarter ended June 30, 2003 as compared to $2.2 for the quarter ended June 30, 2002. The increase was primarily due to the $2.0 million brokerage fee received in connection with the sale of the Christiana Mall, offset by lost management fees at Christiana Mall. Interest and other income decreased by $0.2 due to decreased interest income on partnership notes receivable.

         Property operating expenses increased by $6.7 million to $10.5 million for the quarter ended June 30, 2003 compared to $3.8 million for the quarter ended June 30, 2002. Property operating expenses were generally higher due to the newly acquired properties. Real estate and other taxes increased by $1.8 million, payroll expense increased $0.8 million, utilities increased by $1.0 million and other operating expenses increased by $3.1 million.

         Depreciation and amortization expense increased by $3.7 million to $7.0 million for the quarter ended June 30, 2003 from $3.3 million for the quarter ended June 30, 2002 due to newly acquired properties.

         General and administrative expenses increased by $1.4 million to $7.5 million for the quarter ended June 30, 2003 from $6.1 million for the quarter ended June 30, 2002 due to a $0.4 million increase in payroll and benefits and a $1.0 million increase in other general and administrative expenses, which was due to a $0.6 million increase in legal and other professional fees, a $0.1 million increase in shareholder relations fees and $0.3 million increase in other charges that are individually immaterial.

         Interest expense increased by $4.8 million to $9.1 million for the quarter ended June 30, 2003 as compared to $4.3 million for the quarter ended June 30, 2002. Mortgage interest increased by $3.0 million. This was primarily due to $2.8 million interest expense for mortgages on newly acquired properties and $0.3 million on the new mortgage at Dartmouth Mall, partially offset by a $0.1 million reduction in interest expense associated with mortgage principal amortization. Bank loan interest expense increased by $1.8 million because of a $1.1 million increase in amortization of deferred financing fees and a $0.7 million increase in interest related to the Acquisition Credit Facility.

         Equity in income of partnerships and joint ventures increased by $0.1 million to $2.0 million for the quarter ended June 30, 2003 from $1.9 million for the quarter ended June 30, 2002. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

         Gains on sales of interests in real estate were $4.3 million in the second quarter of 2003 resulting from the sale of the joint venture multifamily properties. This amount does not include gains on sales of the wholly owned multifamily properties because they were classified as held for sale and such gains are reported in discontinued operations.

         Minority interest in the operating partnership increased $0.5 million to $0.8 million for the quarter ended June 30, 2003 from $0.3 million for the quarter ended June 30, 2002 due to the issuance of operating partnership units in connection with New Castle Associates and due to increased income of continuing operations.

         Income from discontinued operations increased $135.8 million in the second quarter of 2003 compared with the second quarter of 2002 primarily due to the gain resulting from the sale of the wholly owned multifamily properties.

Six Months Ended June 30, 2003 compared with Six Months Ended June 30, 2002

         Net income increased by $141.4 million to $149.6 million ($9.02 per share) for the six months ended June 30, 2003 as compared to $8.2 million ($0.51 per share) for the six months ended June 30, 2002. This increase was primarily because of $155.7 million of gains on the sale of real estate interests (not including the impact of minority interest) in 2003 with no property sales in the first six months of 2002, and increased income generated from properties acquired in 2002 and 2003.

         Revenues increased by $21.1 million or 63% to $54.5 million for the six months ended June 30, 2003 from $33.4 million for the six months ended June 30, 2002. Gross revenues from real estate increased by $19.5 million to $48.2 million for the six months ended June 30, 2003 from $28.7 million for the six months ended June 30, 2002. This increase in gross revenues resulted from a $12.3 million increase in base rents, a $7.0 million increase in expense reimbursements and a $0.5 million increase in other real estate revenue, offset by a $0.2 million decrease in lease termination fees and a $0.1 million decrease in percentage rents. Base rents increased primarily due to the newly acquired properties ($11.4 million) and higher rents due to new and renewal leases at higher rates in 2003. Expense reimbursements increased due to the newly acquired properties ($6.3 million) and an increase in reimbursable property operating expenses at other properties. Management company revenue increased by $1.6 million (38%) due to the $2.0 million brokerage fee received in connection with the sale of Christiana Mall, offset by lost management fees at Christiana Mall. Interest and other income was unchanged.

         Property operating expenses increased by $8.2 million to $15.4 million for the six months ended June 30, 2003 compared to $7.2 million for the six months ended June 30, 2002. Property operating expenses were generally higher due to the newly acquired properties. Real estate and other taxes increased by $2.3 million, payroll expense increased $0.9 million, utilities increased by $1.1 million and other operating expenses increased by $4.0 million.

         Depreciation and amortization expense increased by $4.5 million to $10.5 million for the six months ended June 30, 2003 from $6.0 million for the six months ended June 30, 2002 due to $4.0 million from the newly acquired properties, and $0.5 million from additional property improvements.

         General and administrative expenses increased by $1.7 million to $13.8 million for the six months ended June 30, 2003 from $12.1 million for the six months ended June 30, 2002 primarily due to a $0.5 million increase in payroll and benefits, a $0.5 million increase in legal and other professional fees, a $0.2 million increase in shareholder relations expenses, and a $0.5 million increase in other general and administrative expenses that are individually immaterial.

         Interest expense increased by $6.1 million to $13.1 million for the six months ended June 30, 2003 as compared to $7.0 million for the six months ended June 30, 2002. Mortgage interest increased by $3.8 million. This was primarily due to $3.7 million interest expense for the mortgages on newly acquired properties and $0.3 million on the new mortgage at Dartmouth Mall, partially offset by a $0.2 million reduction in interest expense associated with mortgage principal amortization. Bank loan interest expense increased by $2.3 million because of a $0.8 million increase in amortization of deferred financing fees, a $0.7 million increase in interest relating to the Acquisition Credit Facility, a $0.5 million increase in interest relating to the Credit Facility and a $0.3 million increase due to higher bank fees.

         Equity in income of partnerships and joint ventures increased by $0.3 million to $3.8 million for the six months ended June 30, 2003 from $3.5 million for the six months ended June 30, 2002. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

         Gains on sales of interests in real estate were $5.5 million in the first six months of 2003 resulting from the sale of two joint venture multifamily properties and a parcel of land at the Crest Plaza Shopping Center in Allentown, Pennsylvania. This amount does not include gains on sales of the wholly owned multifamily properties because they were classified as held for sale and such gains are reported in discontinued operations.

         Minority interest in the operating partnership increased $0.6 million to $1.1 million for the six months ended June 30, 2003 from $0.5 million for the six months ended June 30, 2002 due to the issuance of operating partnership units in connection with New Castle Associates.

         Income from discontinued operations increased $135.7 million in the six months ended June 30, 2003 as compared with the six months ended June 30, 2002 due to the gain on the sale of the wholly-owned multifamily properties.

SAME STORE PROPERTIES

         Retail sector net operating income for the quarter ended June 30, 2003 for the retail properties owned since April 1, 2002 (the "Same Store Properties"), decreased by $0.3 million or 2.4% over the quarter ended June 30, 2002. This decrease resulted from lease termination fees which were received in 2002 which did not recur in 2003.

         Retail sector net operating income for the six months ended June 30, 2003 for the retail properties owned since January 1, 2002 (the "Same Store Properties"), increased by $0.1 million or 0.5% over the six months ended June 30, 2002. This increase resulted from increased rental income due to leasing previously vacant space, lease renewals at higher rates and scheduled rent increases.

         Net operating income is derived from revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with
GAAP). Net operating income does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on investment on the properties, and provides a comparison measurement of the properties over time. Net operating income excludes general and administrative expenses, management company revenues, interest income, interest expense, depreciation and amortization, income from discontinued operations and gains or sale of interests in real estate.

         Set forth below is a schedule comparing the net operating income for the retail Same Store Properties for the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002 and for the six months ended June 30, 2003 as compared to June 30, 2002 (in thousands). Totals are provided for reconciliation purposes:

                     Three months ended June 30, 2003     Three months ended June 30, 2002
                         Same Store        Total             Same Store          Total
                     ------------------- -----------      ----------------   --------------
Retail
       Revenues            $15,236        $40,837             $15,111           $26,722
       Expenses             (3,913)       (13,877)             (3,511)           (7,337)
                           -------        -------             -------           -------
       NOI                 $11,323        $26,960             $11,600           $19,385
                           =======        =======             =======           =======

                     Six months ended June 30, 2003        Six months ended June 30, 2002
                         Same Store        Total             Same Store          Total
                     ------------------- -----------      ----------------   --------------
Retail
       Revenues            $31,168        $66,945             $29,918           $47,559
       Expenses             (8,515)       (22,358)             (7,369)          (13,235)
                           -------        -------             -------           -------
       NOI                 $22,653        $44,587             $22,549           $34,324
                           =======        =======             =======           =======

         A reconciliation of total net operating income to net income is presented in Note 11 of the consolidated financial statements.

FUNDS FROM OPERATIONS

         The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds from Operations ("FFO") as net income before gains (losses) on property sales and extraordinary items (computed in accordance with GAAP); plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non real estate depreciation and amortization of financing costs. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, not is it indicative of funds available for the Company's cash needs including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to FFO. The Company believes that FFO is helpful to investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various nonrecurring items, gains on real estate and depreciation and amortization of real estate.

         FFO increased 17% to $14.8 million for the quarter ended June 30, 2003, as compared to $12.7 million in the quarter ended June 30, 2002. The increase was primarily due to the new acquisitions.

         The following information is provided to reconcile net income, which we believe is the most directly comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands, except per share data):

                                                                                        Three months ended June 30,
                                                                   ------------------------------------------------------------
                                                                     2003           per share                2002     per share
                                                                   --------------------------              --------------------
Net income                                                         $144,638          $ 7.77                $4,442       $ 0.24
  Minority interest in operating partnership                            823            0.05                   307         0.02
  Minority interest in discontinued operations                       15,650            0.84                   191         0.01
  Gains on sales of interests in real estate                         (4,321)          (0.23)                    -            -
  Gains on dispositions of discontinued operations                 (150,201)          (8.07)                    -            -
  Depreciation and amortization:
           Wholly owned and consolidated partnership, net (a)         6,929            0.37                 3,202         0.18
           Unconsolidated partnerships and joint ventures (a)         1,325            0.07                 2,347         0.13
           Discontinued operations                                        -               -                 2,187         0.12
                                                                   ------------------------               --------------------
FUNDS FROM OPERATIONS (b)                                          $ 14,843          $ 0.80               $12,676       $ 0.70
                                                                   ========================               ====================

FUNDS FROM OPERATIONS PER SHARE AND OP UNITS                          $0.80                                 $0.70
                                                                   ========                               =======

Weighted average number of shares outstanding                        16,616                                16,216
Weighted average effect of full conversion of OP units                1,999                                 1,808
                                                                   --------                               -------
Total weighted average shares outstanding, including OP units        18,615                                18,024
                                                                   ========                                ======


a) Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
b) Includes the non-cash effect straight-line rents of $612 and $228 for the second quarter of 2003 and 2002 respectively.

                                                                                         Six months ended June 30,
                                                                   ------------------------------------------------------------
                                                                     2003           per share                2002     per share
                                                                   --------------------------              --------------------
Net income                                                         $149,615         $  8.10                $8,169       $ 0.46
  Minority interest in operating partnership                          1,110            0.06                   465         0.03
  Minority interest in discontinued operations                       15,886            0.86                   482         0.03
  Gains on sales of interests in real estate                         (5,513)          (0.30)                    -            -
  Gains on dispositions of discontinued operations                 (150,201)          (8.14)                    -            -
  Depreciation and amortization:
          Wholly owned and consolidated partnership, net (a)          9,579            0.52                 5,912         0.33
          Unconsolidated partnerships and joint ventures (a)          3,591            0.20                 3,844         0.21
          Discontinued operations                                     2,309            0.13                 4,369         0.24
  Prepayment refinancing fee                                              -               -                    77         0.00
                                                                   ------------------------               --------------------
FUNDS FROM OPERATIONS (b)                                          $ 26,376            1.43               $23,318        $1.30
                                                                   ========================               ====================

FUNDS FROM OPERATIONS PER SHARE AND OP UNITS                          $1.43                                 $1.30
                                                                   ========                               =======

Weighted average number of shares outstanding                        16,579                                16,072
Weighted average effect of full conversion of OP units                1,882                                 1,862
                                                                   --------                               -------
Total weighted average shares outstanding, including OP units        18,461                                17,934
                                                                   ========                               =======

a) Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
b) Includes the non-cash effect straight-line rents of $985 and $482 for the first six months of 2003 and 2002 respectively.

COMPETITION

         The Company's retail properties compete with other retail properties in their trade areas as well as alternative retail formats, including catalogues, home shopping networks and internet commerce. Economic factors, such as employment trends and the level of interest rates, impact shopping center sales. Some of our properties are of the same type and are within the same market area as other competitive properties. This results in the competition for both acquisition of prime sites and for tenants to occupy the space that we and our competitors develop and manage. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain.

SEASONALITY

         There is seasonality in the retail real estate industry. Shopping center leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season.

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

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that may cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statement. Factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to:

         o the timing and full realization of the expected benefits from any pending or proposed transactions;
         o the cost, timing and difficulty of integrating the properties acquired or to be acquired into our business; and
         o greater than expected operating costs, financing costs and business disruption associated with the pending or proposed transactions, including without limitation, difficulties in maintaining relationships with employees and tenants following the consummation of the transactions.

         In addition, our business may be affected by uncertainties affecting real estate businesses generally including, among other factors:

         o general economic, financial and political conditions, including the possibility of war or terrorist attacks;
         o  changes in local market conditions or other competitive factors;
         o existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;
         o  risks relating to construction and development activities;
         o the Company's ability to maintain and increase property occupancy and rental rates;
         o dependence on the Company's tenants' business operations and their financial stability;
         o  possible environmental liabilities;
         o  financing risks;
         o the Company's ability to raise capital through public and private offerings of debt and/or equity securities and the availability of adequate funds at reasonable cost; and
         o  the Company's short- and long-term liquidity position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to interest rate changes through its variable rate debt as well as through the refinancing risk on its fixed rate debt. In the second quarter of 2003, the Company entered into an unsecured $200 million acquisition credit facility to finance the cash portion of the purchase of six malls from The Rouse Company. In connection with the acquisition credit facility, the Company entered into an amendment of its existing $200 million secured credit facility that resulted in an increase in the Company's borrowing rate under the credit facility from LIBOR plus 1.65% to LIBOR plus 1.90% as of April 28, 2003. The acquisition credit facility consisted of a $175 million term loan that has been repaid in full and a $25 million revolving line of credit that is available for future borrowings until it expires on October 27, 2003. Upon the payment of an extension fee of 0.20% of the amount then outstanding, the revolving line of credit may be extended for an additional 90 days, after which time any outstanding amounts will need to be repaid. Also in the second quarter of 2003, (i) the Company sold 13 of its 15 wholly owned multifamily properties and its interests in two of its four multifamily joint venture properties, resulting in a $152.1 million decrease in mortgage debt, and (ii) the Company acquired six retail properties from The Rouse Company, resulting in a $313.9 million increase in mortgage debt. As of June 30, 2003, the Company's consolidated debt portfolio consisted of $509.5 million in fixed mortgage notes and $138.1 million borrowed under its secured and unsecured credit facilities. The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market interest rates in light of the transactions described above.

         Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual June 30, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $24.8 million at June 30, 2003. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $26.6 million at June 30, 2003. Based on the variable rate debt included in the Company's debt portfolio, including two interest rate swap agreements, as of June 30, 2003 a 100 point increase in interest rates would result in an additional $0.6 million in interest incurred on an annual basis at June 30, 2003. A 100 basis point decrease would reduce interest incurred by $0.6 million on an annual basis.

         The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. These activities are discussed in further detail in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003, and have concluded as follows:

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

There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         Units

         Class A and Class B Units of PREIT Associates L.P. (the "Operating Partnership") are redeemable by the Operating Partnership at the election of the limited partner holding the Units, at the time and for the consideration set forth in the Operating Partnership's partnership agreement. In general, and subject to exceptions and limitations, beginning one year following the respective issue dates, "qualifying parties" may give one or more notices of redemption with respect to all or any part of the Class A Units then held by that party. Class B Units are redeemable at the option of the holder at any time after issuance.

         If a notice of redemption is given, the Company has the right to elect to acquire the Units tendered for redemption for its own account, either in exchange for the issuance of a like number of its shares, subject to adjustments for stock splits, recapitalization and like events, or a cash payment equal to the average of the closing prices of the Company's shares on the ten consecutive trading days immediately before the Company's receipt, in its capacity as general partner of the Operating Partnership, of the notice of redemption. If the Company declines to exercise this right, then on the tenth day following tender for redemption, the Operating Partnership will pay a cash amount equal to the number of Units so tendered multiplied by such average closing price.

         Unregistered Offerings

         On April 28, 2003, the Operating Partnership issued 585,422 Class B Units in connection with the acquisition of interests in New Castle Associates.

         During the second quarter of 2003, the Company issued the following shares in return for an equal number of Units tendered for redemption by limited partners of the Operating Partnership:

         o 844 shares on April 8, 2003 in redemption of Class B Units tendered by former owners of Prince George's Plaza, which we acquired for Class B Units in September 1998; and

         o 23,777 shares on May 30, 2003 in redemption of Class A Units tendered by a former affiliate of TRO.

         All of the foregoing Units and shares were issued under exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

         The 2003 Annual Meeting of Holders of Certificates of Beneficial Interest of the Company was held on June 5, 2003. At such meeting, Messrs. Ronald Rubin, Leonard I. Korman and Jeffrey P. Orleans were reelected to the Company's Board of Trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2006 and until their respective successors are elected and qualified. In such election, 12,886,905 votes were cast for Mr. Rubin, 14,826,180 votes were cast for Mr. Korman and 14,826,148 votes were cast for Mr. Orleans. Under the Company's Trust Agreement, votes cannot be cast against a candidate. Proxies filed at the 2003 Annual Meeting by holders of 2,113,736 shares withheld authority to vote for Mr. Rubin, 174,460 shares withheld authority to vote for Mr. Korman and 174,493 shares withheld authority to vote for Mr. Orleans. In addition to Messrs. Rubin, Korman and Orleans, the continuing members of the Company's Board of Trustees following the June 5, 2003 Annual Meeting include Ms. Rosemarie Greco and Messrs. Lee H. Javitch, Ira
M. Lubert, George F. Rubin and Jonathan B. Weller. In addition, at a meeting of the Board of Trustees following the June 5, 2003 Annual Meeting, Mr. John J. Roberts was appointed to the Company's Board of Trustees.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               10.1   Amendment No. 1 to 2002-2004 Long-Term Incentive Plan

               31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

               31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

               32.1   Section 1350 Certification of Chief Executive Officer

               32.2   Section 1350 Certification of Chief Financial Officer


         (b) Reports on Form 8-K

             During the quarter ended June 30, 2003, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

             o dated April 4, 2003, Item 5 - containing Regulation FD disclosure relating to the Company's disposition of its multifamily portfolio of properties;

             o dated April 28, 2003, Item 2 and Item 7 - containing information relating to the acquisition of six malls (amended on June 20, 2003);

             o dated April 29, 2003, Item 9 - containing Regulation FD disclosure;

             o dated May 13, 2003, Item 5 - containing information relating to the proposed merger with Crown American Realty Trust;

             o dated May 14, 2003, Item 12 (furnished under Item 9) - containing the 2003 first quarter earnings release;

             o dated May 30, 2003, Item 2 and Item 7 - containing information relating to the Company's disposition of its multifamily portfolio of properties (amended on August 8, 2003);

             o dated June 27, 2003, Item 5 - containing reissued Items of Form 10-K; and

             o dated August 11, 2003, Item 12 - containing the 2003 second quarter earnings release.

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



                                   By /s/  Ronald Rubin
                                      -----------------------------------
                                      Ronald Rubin
                                      Chief Executive Officer


                                   By /s/  Edward A. Glickman
                                      -----------------------------------
                                      Edward A. Glickman
                                      Executive Vice President and
                                      Chief Financial Officer


                                   By /s/   David J. Bryant
                                      -----------------------------------
                                      David J. Bryant
                                      Senior Vice President and Treasurer
                                      (Principal Accounting Officer)

                                  Exhibit Index


Exhibit
Number   Description
-------  -----------

10.1     Amendment No. 1 to 2002-2004 Long-Term Incentive Plan
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer