Form 10-Q
period 2003-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2003-11-07
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



           [X] Quarterly Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                -------------------------------------------------


          [ ] Transition Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

 For the transition period from _____________________ to _______________________

                          Commission File Number 1-6300
                          -----------------------------

                    Pennsylvania Real Estate Investment Trust
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Pennsylvania                                 23-6216339
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  200 South Broad Street, Third Floor, Philadelphia, PA          19102-3803
  -----------------------------------------------------          ----------
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

 Shares of beneficial interest outstanding at November 6, 2003 : 23,622,489

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    CONTENTS


Part I.  Financial Information                                             Page
                                                                           ----

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--September 30, 2003
         and December 31, 2002                                              1-2

   Consolidated Statements of Income--Three and Nine months
      Ended September 30, 2003 and September 30, 2002                       3-4

   Consolidated Statements of Cash Flows--Nine months
      Ended September 30, 2003 and September 30, 2002                        5

   Notes to Unaudited Consolidated Financial Statements                     6-19

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                20-34

Item 3. Quantitative and Qualitative Disclosures about Market Risk          35

Item 4. Controls and Procedures                                             35

Part II. Other Information                                                  36

Item 1. Legal Proceedings                                                   36

Item 2. Changes in Securities and Use of Proceeds                           36

Item 3. Not Applicable                                                       -

Item 4. Not Applicable                                                       -

Item 5. Not Applicable                                                       -

Item 6. Exhibits and Reports on Form 8-K                                    37

Signatures                                                                  38

Exhibit Index                                                               39

Part I.  Financial Information

Item 1.  Financial Statements

                                  PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   ASSETS

                                               (In thousands)

                                                                  September 30, 2003      December 31, 2002
                                                                  ------------------      -----------------
   INVESTMENTS IN REAL ESTATE, at cost:
     Retail properties                                                $1,143,103              $ 423,046
     Multifamily properties                                                    -                290,607
     Construction in progress                                             16,110                 23,272
     Industrial properties                                                 2,504                  2,504
                                                                      ----------              ---------
        Total investments in real estate                               1,161,717                739,429
     Less accumulated depreciation                                       (60,922)              (136,733)
                                                                      ----------              ---------
                                                                       1,100,795                602,696
   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
      AND JOINT VENTURES, at equity                                       15,892                 25,361
                                                                      ----------              ---------
                                                                       1,116,687                628,057
   OTHER ASSETS:
     Cash and cash equivalents                                            38,400                 13,553
     Rents and sundry receivables (net of allowance for doubtful
         accounts of $2,861 and $965, respectively)                       13,339                 13,243
     Intangible assets, net                                               55,958                 16,680
     Deferred costs and other assets, net                                 41,628                 32,130
                                                                      ----------              ---------
                                                                      $1,266,012              $ 703,663
                                                                      ==========              =========

                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                    (In thousands, except per share amounts)

                                                              September 30, 2003      December 31, 2002
                                                              ------------------      -----------------
   LIABILITIES:
     Mortgage notes payable                                       $  620,535              $319,751
     Bank loan payable                                                     -               130,800
     Tenants' deposits and deferred rents                              6,928                 5,046
     Accrued expenses and other liabilities                           31,951                27,581
                                                                  ----------              --------
   Total liabilities                                                 659,414               483,178
                                                                  ----------              --------

   MINORITY INTEREST:
       Minority interest in properties                                 5,991                   127
       Minority interest in Operating Partnership                     58,270                32,345
                                                                  ----------              --------
   Total minority interest                                            64,261                32,472
                                                                  ----------              --------

   COMMITMENTS AND CONTINGENCIES (Note 10)

   SHAREHOLDERS' EQUITY:
     Shares of beneficial interest, $1 par per share; 100,000
         authorized; issued and outstanding 23,481 shares at
         September 30, 2003, and 16,697 shares at
         December 31, 2002                                            23,481                16,697
     Capital contributed in excess of par                            407,739               216,769
     Deferred compensation                                            (3,901)               (2,513)
     Accumulated other comprehensive loss                             (1,929)               (4,366)
     Retained earnings (Distributions in excess of
          net income)                                                116,947               (38,574)
                                                                  ----------              --------
       Total shareholders' equity                                    542,337               188,013
                                                                  ----------              --------
                                                                  $1,266,012              $703,663
                                                                  ==========              ========


See accompanying notes to unaudited consolidated financial statements.

                                          PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                          (In thousands, except per share amounts)


                                                Three Months Ended September 30,            Nine Months Ended September 30,
                                                --------------------------------            -------------------------------
                                                  2003                    2002                2003                   2002
                                                --------                --------            --------               --------
REVENUE:
  Real estate revenues:
  Base rent                                     $ 29,331                $ 11,929            $ 62,824               $ 33,150
  Expense reimbursements                          13,553                   3,353              26,389                  9,151
  Percentage rent                                    469                     334                 948                    922
  Lease termination revenue                           27                     345                 285                    847
  Other real estate revenues                         592                     372               1,712                    944
                                                --------                --------            --------               --------
     Total real estate revenues                   43,972                  16,333              92,158                 45,014
  Management company revenue                       1,972                   2,443               7,946                  6,769
  Interest and other income                          217                     144                 552                    519
                                                --------                --------            --------               --------
     Total revenues                               46,161                  18,920             100,656                 52,302
                                                --------                --------            --------               --------

EXPENSES:
  Property operating expenses:
  Property payroll and benefits                   (2,596)                   (928)             (5,231)                (2,671)
  Real estate and other taxes                     (4,726)                 (1,134)             (8,937)                (3,083)
  Utilities                                       (3,621)                   (299)             (5,112)                  (719)
  Other operating expenses                        (6,722)                 (1,928)            (13,608)                (5,005)
                                                --------                --------            --------               --------
     Total property operating expenses           (17,665)                 (4,289)            (32,888)               (11,478)
  Depreciation and amortization                   (9,192)                 (3,298)            (19,699)                (9,341)
  General and administrative expenses:
  Corporate payroll and benefits                  (3,707)                 (3,696)            (11,292)               (10,742)
  Other general and administrative expenses       (4,615)                 (2,516)            (10,876)                (7,596)
                                                --------                --------            --------               --------
     Total general and administrative expenses    (8,322)                 (6,212)            (22,168)               (18,338)
                                                --------                --------            --------               --------
                                                 (35,179)                (13,799)            (74,755)               (39,157)
     Interest expense                             (8,483)                 (4,061)            (21,626)               (11,064)
Equity in income of partnerships and
       joint ventures                              1,821                   1,719               5,621                  5,178
Gains on sales of interests in
       real estate                                 6,229                       -              11,742                      -
                                                --------                --------            --------               --------
Income before minority interest
       and discontinued operations                10,549                   2,779              21,638                  7,259
   Minority interest in properties                  (311)                      -                (518)                     -
   Minority interest in Operating
       Partnership                                  (989)                   (249)             (2,099)                  (714)
                                                --------                --------            --------               --------
Income from continuing operations                  9,249                   2,530              19,021                  6,545
Discontinued operations:
          Income from discontinued operations        331                   2,200               5,859                  6,835
          Minority interest in Operating
            Partnership                           (2,382)                   (637)            (18,268)                (1,118)
          Gains on sales of real estate           27,726                   4,085             177,926                  4,085
                                                --------                --------            --------               --------
Total discontinued operations                     25,675                   5,648             165,517                  9,802
                                                --------                --------            --------               --------
NET INCOME                                      $ 34,924                $  8,178            $184,538               $ 16,347
                                                ========                ========            ========               ========

See accompanying notes to unaudited consolidated financial statements.

                                      PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (CONTINUED)



(In thousands, except per share amounts)
                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                               --------------------------------      -------------------------------
                                                2003                     2002          2003                   2002
                                               -------                  -------      --------                -------
Income from continuing operations              $ 9,249                  $ 2,530      $ 19,021                $ 6,545
Income from discontinued operations             25,675                    5,648       165,517                  9,802
                                               -------                  -------      --------                -------
     Net income                                $34,924                  $ 8,178      $184,538                $16,347
                                               =======                  =======      ========                =======

Basic earnings per share:
      Income from continuing operations        $  0.47                  $  0.15      $   1.08                $  0.40
      Income from discontinued operations         1.32                     0.34          9.43                   0.61
                                               -------                  -------      --------                -------
                                               $  1.79                  $  0.49      $  10.51                $  1.01
                                               =======                  =======      ========                =======

Diluted earnings per share:
     Income from continuing operations         $  0.47                  $  0.15      $   1.06                $  0.40
     Income from discontinued operations          1.29                     0.34          9.26                   0.60
                                               -------                  -------      --------                -------
                                               $  1.76                  $  0.49      $  10.32                $  1.00
                                               =======                  =======      ========                =======

Weighted average shares outstanding - Basic     19,488                   16,566        17,560                 16,239
Effect of unvested restricted shares
     and share options issued                      383                       60           314                     44
                                               -------                  -------      --------                -------
Weighted average shares outstanding - Diluted   19,871                   16,626        17,874                 16,283
                                               =======                  =======      ========                =======




     See accompanying notes to unaudited consolidated financial statements.

                                      PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    (In thousands)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                       2003                   2002
                                                                                     ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $ 184,538              $ 16,347
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Minority interest, net of distributions                                          16,982                     -
       Depreciation and amortization                                                    22,008                15,539
       Amortization of deferred financing costs                                          2,320                   782
       Provision for doubtful accounts                                                   1,739                   486
       Amortization of deferred compensation                                             1,480                 1,423
       Gains on sales of interests in real estate                                     (189,668)               (4,085)
       Loss on early extinguishment of debt                                                  -                    77
       Change in assets and liabilities:
          Net change in other assets                                                     4,854               (10,125)
          Net change in other liabilities                                                9,573                (2,221)
                                                                                     ---------              --------
                   Net cash provided by operating activities                            53,826                18,223
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in wholly-owned real estate                                             (201,061)              (18,181)
  Investments in construction in progress                                              (14,188)               (5,932)
  Investments in partnerships and joint ventures                                        (4,818)               (3,299)
  Cash proceeds from sale of interest in partnerships                                    9,744                     -
  Cash proceeds from sale of real estate                                               207,441                 8,930
  Cash distributions from partnerships and joint ventures
      in excess of equity in income                                                        313                 4,171
                                                                                     ---------              --------
                   Net cash used in investing activities                                (2,569)              (14,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal installments on mortgage notes payable                                      (4,603)               (3,641)
  Repayment of mortgage notes payable                                                 (191,631)              (13,039)
  Proceeds from mortgage notes payable                                                 134,250                12,800
  Net repayment of construction loan payable                                                 -                (4,000)
  Net borrowing (repayment) of credit facility                                        (130,800)               22,000
  Shares of beneficial interest issued                                                 197,578                 8,440
  Shares of beneficial interest repurchased                                               (761)                    -
  Payment of deferred financing costs                                                   (1,425)                 (139)
  Distributions paid to shareholders                                                   (29,018)              (24,756)
  Distributions paid to OP Unit holders and minority partners in
    excess of minority interest                                                              -                (1,680)
                                                                                     ---------              --------
                   Net cash used in financing activities                               (26,410)               (4,015)
                                                                                     ---------              --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 24,847                  (103)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          13,553                10,258
                                                                                     ---------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  38,400              $ 10,155
                                                                                     =========              ========



See accompanying notes to unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

1. BASIS OF PRESENTATION:

         Pennsylvania Real Estate Investment Trust ("PREIT" or the "Company") prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT's Current Report on Form 8-K filed on August 12, 2003. In management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for the interim periods presented in the consolidated financial statements are not necessarily indicative of the results for the full year.

         PREIT is organized as a Pennsylvania business trust and is a fully integrated self-administered and self-managed real estate investment trust.

         The Company's interest in its properties is held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership, and as of September 30, 2003, held a 91.95% controlling interest in the Operating Partnership and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

         Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The effective date of this statement has been deferred. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and applies to existing variable interest entities in the first fiscal year or interim period beginning after December 15, 2003. FIN No. 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. Based upon the current assessment of the Company's investments in partnerships and joint ventures, the impact of FIN No. 46 is not expected to have a material effect on the Company's future results of operations or financial position.

3. REAL ESTATE ACTIVITIES:

Acquisitions

2003 Acquisitions

        In September 2003, the Company acquired the remaining interest in WG Holdings, L.P., a partnership that indirectly owns Willow Grove Park, a retail mall in Willow Grove, Pennsylvania, of which the Company formerly owned a 30% economic interest. The purchase price of the remaining interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company's recent equity offering. At September 30, 2003, WG Holdings, L.P. had $109.7 million in mortgage debt with an interest rate of 8.39% that matures in 2006. With the increase in the Company's ownership interest in Willow Grove Park, the Company now consolidates this ownership interest for financial reporting purposes.

         Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.75 million which included $13.5 in cash paid to IKEA from the Company's recent offering of 6,325,000 shares and approximately 72,000 units of limited partnership interest in the Company's Operating Partnership ("OP Units") paid to affiliates of O'Neill Properties Group, L.P, holders of an option to acquire the parcel.

         In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. The Company also obtained an option to acquire the remaining ownership interest in New Castle Associates. The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for its interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $277.0 million in non-recourse mortgage debt and the issuance of approximately $35.0 million in OP Units. The Company's acquisition of its initial 49% interest in New Castle Associates was in exchange for an aggregate of 585,422 OP Units valued at $17.1 million. The Company's increase in its aggregate ownership interest in New Castle Associates to approximately 73% was in exchange for a cash investment in New Castle Associates of approximately $30.8 million. This cash investment was used by New Castle Associates to pay to Rouse the majority of the cash portion of the purchase price and associated costs for the acquisition of Cherry Hill Mall. The Company plans to issue approximately $17.8 million of OP Units to acquire the remaining 27% interest in New Castle Associates.

         Pan American Associates, the former sole general partner of New Castle Associates and one of the remaining limited partners of New Castle Associates, is controlled by Ronald Rubin, the Company's chairman and chief executive officer, and George Rubin, a trustee of the Company and president of the Company's management subsidiaries, PREIT-RUBIN, Inc. and PREIT Services, LLC.

          New Castle Associates is consolidated for financial reporting purposes. The cost basis of New Castle Associates reflects the Company's investment in the joint venture at fair value, based on its 73% ownership, plus its minority partners' investment, based on their 27% ownership, at their historical cost.

         The Company's option to acquire the remaining interests in New Castle Associates, including that of Pan American Associates, in exchange for an aggregate of 609,317 additional OP Units is exercisable commencing April 30, 2004 and expiring October 27, 2004. If the Company does not exercise this option, the remaining partners of New Castle Associates will have the right, beginning April 28, 2008 and expiring October 25, 2008, to require the Company to acquire the remaining interests in New Castle Associates in exchange for an aggregate of 670,248 additional OP Units. Unless and until the Company acquires the remaining interests in New Castle Associates, the remaining partners of New Castle Associates other than the Company will be entitled to receive a cumulative preferred distribution from New Castle Associates equal to approximately $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. If the Company does not exercise its call right, this preferred distribution will increase by 50% beginning October 30, 2004 and by an additional 5% over the amount for the preceding year beginning January 1, 2005 and annually thereafter. If the remaining New Castle Associates partners do not exercise their put rights, this preferred distribution will terminate on April 28, 2008.

        In connection with the sale of Christiana Mall by New Castle Associates to Rouse, PREIT-RUBIN, Inc. ("PRI") received a brokerage fee of $2 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received by PRI prior to the Company's acquisition of its ownership interest in New Castle Associates. PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provides for a fee of 5.25% of all rents and other revenues received by New Castle Associates from the Cherry Hill Mall.

       In connection with the Company's acquisition of its interest in New Castle Associates, Pan American Associates ceased to be a general partner of New Castle Associates and the Company designated one of its affiliates as the sole general partner. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

     To facilitate the exchange of Christiana Mall for Cherry Hill Mall, the Company waived any right of first refusal that it may have had with respect to the sale of Christiana Mall by New Castle Associates.

2002 Acquisitions

         In April 2002, the Company purchased Beaver Valley Mall, located in Monaca, Pennsylvania, for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. The $10.0 million bank borrowing was subsequently repaid. Also in April 2002, the Company exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

Pro Forma Impact of Acquisitions

         Pro forma revenues, net income, basic net income per share and diluted net income per share for the three-month and nine-month periods ended September 30, 2003 and 2002, reflecting the acquisitions of Beaver Valley Mall, Cherry Hill Mall, Echelon Mall, Exton Square Mall, The Gallery at Market East, Moorestown Mall, Plymouth Meeting Mall and Willow Grove Park as if the purchases took place on January 1, 2002, are as follows (in thousands of dollars, except per share amounts):

                                        Three months ended September 30,        Nine months ended September 30,
                                         2003                     2002            2003                   2002
                                        -------                  -------        --------               --------
         Revenues                       $49,977                  $50,227        $153,424               $147,436
                                        =======                  =======        ========               ========
         Net income                     $35,204                  $16,447        $196,114               $ 40,207
                                        =======                  =======        ========               ========
         Basic net income per share     $  1.81                  $  0.99        $  11.17               $   2.48
                                        =======                  =======        ========               ========
         Diluted net income per share   $  1.77                  $  0.99        $  10.97               $   2.47
                                        =======                  =======        ========               ========

Dispositions

         The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, in the second and third quarters of 2003. In May and July 2003, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd. (together, "Morgan"), for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The net proceeds reflect a purchase price credit of $3 million to Morgan awarded upon the closing of the sale of all fifteen of the Company's wholly-owned multifamily properties to Morgan. The sales of the Company's wholly-owned multifamily properties resulted in a gain of $177.9 million.

         The Company sold its 50% interest in the four joint venture multifamily properties to its respective joint venture partners. Cambridge Hall Apartments in West Chester, Pennsylvania was sold in May 2003 for $6.7 million, inclusive of $2.5 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale. Countrywood Apartments in Tampa, Florida was sold in May 2003 for $9.1 million, inclusive of $7.3 million in assumed indebtedness. A gain of $4.5 million from the sale of Countrywood Apartments was deferred because the buyer's initial investment did not meet the criteria for gain recognition under SFAS No. 66, "Accounting for Sales of Real Estate." Such gain is expected to be recorded after the repayment of a $1.4 million note that is due in December 2003. Fox Run Apartments in Warminster, Pennsylvania was sold in September 2003 for $5.0 million, inclusive of $2.7 million in assumed indebtedness. A gain of $4.0 million was recorded on the sale. Will-O-Hill Apartments in Reading, Pennsylvania was sold in September 2003 for $3.6 million, inclusive of $0.8 million in assumed indebtedness. A gain of $2.2 million was recorded on the sale. The results of operations of these equity method investments and the resultant gains on sales are presented in continuing operations for all periods presented. A substantial portion of the net proceeds from the sales were used to pay off the remaining amounts borrowed under the Company's unsecured acquisition credit facility entered into in connection with the Company's acquisition of six malls from affiliated companies of The Rouse Company.

          A substantial portion of the gain on the sale of the multifamily properties met the requirements for a tax deferred exchange with the properties acquired from Rouse.

         In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for $3.2 million. The Company recognized a gain of $1.1 million in 2003 as a result of this sale.

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

Discontinued Operations

         In accordance with the provisions of SFAS No. 144, the operating results of the wholly-owned multifamily properties and Mandarin Corners are included in discontinued operations for all periods presented. The following table summarizes revenue and expense information for properties accounted for as discontinued operations (thousands of dollars):

                                                   Three months ended September 30,           Nine months ended September 30,
                                                     2003                    2002               2003                   2002
                                                   -------                 --------           --------               --------
Real estate revenues                               $   993                 $ 12,872           $ 24,762               $ 38,663

Expenses
   Property operating expenses                        (492)                  (5,410)           (11,384)               (15,670)
   Depreciation and amortization (1)                     -                   (2,114)            (2,309)                (6,483)
   Interest expense                                   (170)                  (3,148)            (5,210)                (9,675)
                                                   -------                 --------           --------               --------
       Total expenses                                 (662)                 (10,672)           (18,903)               (31,828)


Income from discontinued operations                    331                    2,200              5,859                  6,835


Gains on sales of real estate                       27,726                    4,085            177,926                  4,085
Minority interest in Operating Partnership          (2,382)                    (637)           (18,268)                (1,118)
                                                   -------                 --------           --------               --------
Total discontinued operations                      $25,675                 $  5,648           $165,517               $  9,802
                                                   =======                 ========           ========               ========

(1) The Company reclassified the wholly-owned multifamily properties as assets held for sale as of March 31, 2003 and ceased depreciating these properties.


Development Activity

         As of September 30, 2003, the Company had capitalized $11.9 million of costs for development activities for properties under construction. Of this amount, $10.4 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with development activities such as legal fees, interest, certain internal costs, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $1.5 million at September 30, 2003, of which $0.3 million was refundable and $1.2 million was non-refundable.

Refinancing

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

         In January 2003, the mortgage on the Woods Apartments in Ambler, Pennsylvania in the amount of $6.2 million was repaid with proceeds from the Company's secured credit facility. The property was subsequently sold in May 2003.

         In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The new $12.8 million mortgage has a 10-year term and bears interest at the fixed rate of 7.02% per annum. In connection with the refinancing, unamortized deferred financing costs of $0.1 million were written off in the consolidated statements of income. The property was subsequently sold in May 2003.

Lease Termination Payment

         In January 2003, the Company paid $1.8 million to terminate its lease with the Ames department store located at the Dartmouth Mall in Dartmouth, Massachusetts. This payment is being amortized over the original term of the Ames lease. The Company recorded amortization expense of $0.3 million in the first nine months of 2003, which is recorded as a reduction in base rent.

4. EQUITY OFFERING:

         In August 2003, the Company issued 6,325,000 common shares in a public offering at $29.75 per share including 825,000 common shares issued pursuant to an over-allotment option granted to the underwriter in connection with the offering. The Company received net proceeds from the offering of approximately $184 million, including the proceeds from the exercise of the over-allotment option, and after deducting payment of the underwriting discount of $0.25 per share and offering expenses. The Company used approximately $45.5 million of the net proceeds for the Willow Grove Park acquisition (see Note 3); approximately $13.5 million for the IKEA acquisition (see Note 3); $94.9 million to repay amounts outstanding under the Company's line of credit and expects to use the remainder to pay expenses incurred in connection with the proposed merger with Crown and for other working capital purposes.

5. MANAGEMENT COMPANIES:

         The Company's management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC ("PREIT Services") that manages properties wholly owned by the Company, and PREIT-RUBIN, Inc. ("PRI") that manages properties not wholly owned by the Company, including properties owned by joint ventures in which the Company participates. PREIT Services and PRI are consolidated. PREIT Services does not charge management, leasing or development fees to the properties it manages because such costs would be eliminated in consolidation. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

6. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

         The following table presents summarized financial information regarding the Company's equity investments in nine unconsolidated partnerships and joint ventures as of September 30, 2003 and 14 unconsolidated partnerships and joint ventures at December 31, 2002 (in thousands of dollars):

                                                          September 30,    December 31,
                                                              2003             2002
                                                            --------         --------
ASSETS
   Investments in real estate, at cost:
     Retail properties                                      $290,984         $457,532
     Multifamily properties                                        -           29,458
     Construction in progress                                  1,506            1,506
                                                            --------         --------
     Total investments in real estate                        292,490          488,496
     Less: accumulated depreciation                          (73,836)         (93,004)
                                                            --------         --------
                                                             218,654          395,492
                                                            --------         --------
   Cash and cash equivalents                                   7,383            8,982
   Deferred costs, prepaid real estate taxes and
        other assets, net                                     28,963           36,734
                                                            --------         --------
        Total assets                                        $255,000         $441,208
                                                            ========         ========

LIABILITIES AND PARTNERS' EQUITY
   Mortgage notes payable                                   $241,311         $381,872
   Other liabilities                                          11,819           16,977
                                                            --------         --------
        Total liabilities                                    253,130          398,849
                                                            --------         --------
   Net equity                                                  1,870           42,359
   Less: partner's share                                     (12,822)          17,103
                                                            --------         --------
   Company's share                                            14,692           25,256
   Advances                                                    1,200              105
                                                            --------         --------
   Investment in and advances to partnerships and
        joint ventures (1)                                  $ 15,892         $ 25,361
                                                            ========         ========

(1) Amounts include joint venture investments with deficit balances of $17.0 million and $20.7 million at September 30, 2003 and December 31, 2002, respectively. These deficit balances are primarily the result of distributions received by the Company in excess of its investments and its equity in income of the joint ventures.

The following table summarizes the Company's equity in income of partnerships and joint ventures for the three-month and nine-month periods ended September 30, 2003 and 2002 (thousands of dollars):

                                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                                          2003                   2002        2003                    2002
                                                        -------                 -------     -------                 -------
Gross revenues from real estate                         $19,688                 $24,269     $66,314                 $72,333

Expenses
   Property management expenses                           6,833                   8,496      22,623                  24,933
   Mortgage interest expense                              6,331                   7,906      21,121                  23,722
   Depreciation and amortization                          3,018                   4,541      11,215                  13,324
                                                        -------                 -------     -------                 -------
   Total expenses                                        16,182                  20,943      54,959                  61,979
                                                        -------                 -------     -------                 -------
Net revenues from real estate                             3,506                   3,326      11,355                  10,354

Partner's share                                          (1,685)                 (1,607)     (5,734)                 (5,176)
                                                        -------                 -------     -------                 -------
Equity in income of partnerships and joint ventures     $ 1,821                 $ 1,719     $ 5,621                 $ 5,178
                                                        =======                 =======     =======                 =======

7. EARNINGS PER SHARE:

         The following table shows the Company's Basic Earnings Per Share ("EPS") and Diluted EPS for the three-month and nine-month periods ended September 30, 2003 and 2002. Basic EPS is based on the weighted average number of common shares outstanding during the period. Diluted EPS is based on the weighted average number of shares outstanding during the period, adjusted to give effect to common share equivalents (in thousands of dollars, except per share amounts):

                                            Three months ended September 30,           Nine months ended September 30,
                                            --------------------------------           -------------------------------
                                              2003                     2002              2003                   2002
                                            -------                   ------           --------                -------
Income from continuing operations           $ 9,249                   $2,530           $ 19,021                $ 6,545
Income from discontinued operations          25,675                    5,648            165,517                  9,802
                                            -------                   ------           --------                -------
                                            $34,924                   $8,178           $184,538                $16,347
                                            =======                   ======           ========                =======

Basic earnings per share
Income from continuing operations           $  0.47                   $ 0.15           $   1.08                $  0.40
Income from discontinued operations            1.32                     0.34               9.43                   0.61
                                            -------                   ------           --------                -------
                                            $  1.79                   $ 0.49           $  10.51                $  1.01
                                            =======                   ======           ========                =======

Diluted earnings per share
Income from continuing operations           $  0.47                   $ 0.15           $   1.06                $  0.40
Income from discontinued operations            1.29                     0.34               9.26                   0.60
                                            -------                   ------           --------                -------
                                            $  1.76                   $ 0.49           $  10.32                $  1.00
                                            =======                   ======           ========                =======

         A reconciliation between basic and diluted weighted average shares outstanding for the three-month and nine-month periods ended September 30, 2003 and 2002 is shown below (in thousands):

                                                    Three months ended September 30,           Nine months ended September 30,
                                                    --------------------------------           -------------------------------
                                                        2003                2002                  2003                 2002
                                                        ----                ----                  ----                 ----
Basic weighted average shares outstanding              19,488              16,566                17,560               16,239
Effect of unvested restricted shares
     and share options issued                             383                  60                   314                   44
                                                       ------              ------                ------               ------
Diluted weighted average shares outstanding            19,871              16,626                17,874               16,283
                                                       ======              ======                ======               =======

8. DISTRIBUTIONS:

         The per-share amount declared for distribution and not yet distributed as of the date of this report and the per-share amount declared for distribution and not yet distributed as of November 7, 2003 are as follows:

         Date Declared               Record Date                Payment Date                   Amount per share
         ------------------------    -----------------------    ---------------------------    --------------------
         October 30, 2002            November 29, 2002          December 16, 2002                     $0.51
         October 17, 2003            October 27, 2003           December 15, 2003                     $0.54

9. CASH FLOW INFORMATION:

         Cash paid for interest was $28.8 million (net of capitalized interest of $1.1 million) and $20.6 million (net of capitalized interest of $1.1 million), respectively, for the nine months ended September 30, 2003 and 2002.

Significant non-cash transactions

         In connection with real estate acquisitions in the first nine months of 2003, the Company assumed mortgage notes payable of $353.8 million.

         In the first nine months of 2003, the Company caused the issuance of units of limited partnership interest ("OP Units") in PREIT Associates, L.P., the Company's operating partnership (the "Operating Partnership") valued at $17.1 million in connection with the Company's acquisition of its interest in New Castle Associates, and valued at $2.3 million in connection with the acquisition of an option to purchase the IKEA parcel (see Note 3).

         In the first nine months of 2002, the Company caused the issuance of OP Units in the Operating Partnership, valued at $4.5 million in connection with the earnout provisions in the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization (see Note 10).

10. COMMITMENTS AND CONTINGENCIES:

Related Party Transactions

         PRI provides management, leasing and development services for partnerships and other ventures in which certain officers and trustees of the Company and PRI have either direct or indirect ownership interests. Total revenues earned by PRI for such services were $0.7 million and $0.1 million for the three month periods ended September 30, 2003 and 2002, respectively, and $3.6 million and $0.4 million for the nine month periods ended September 30, 2003 and 2002, respectively. The 2003 amounts include the $2.0 million brokerage fee received in connection with the sale of Christiana Mall (see Note 3).

Acquisition of The Rubin Organization

         In connection with the Company's acquisition of TRO in 1997, the Company issued 200,000 Class A Units in its Operating Partnership, and agreed to issue up to 800,000 additional Class A Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 Class A Units had been issued. A special committee of disinterested members of the Company's Board of Trustees will determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned. Additional Class A Units may also be payable with respect to development and predevelopment properties acquired in the TRO transaction in an amount to be determined by the special committee based on the Contribution Agreement under which the Company acquired its interest in the properties and on other factors that the special committee deems relevant. The special committee has retained independent legal and accounting advisors in connection with its review of the payments that may be owed to the former TRO affiliates. The special committee and its advisors and the former TRO affiliates and their advisors have engaged in discussions concerning the appropriate number of Class A Units to be issued with respect to the nine month period ended September 30, 2002 and the development and predevelopment properties. The discussions between the special committee, the former TRO affiliates and their respective advisors are continuing.

New Castle Associates

         Officers of the Company, including Ronald Rubin and George Rubin, also were parties to the Rouse transaction through their ownership interest in New Castle Associates (see Note 3).

Development Activities

         The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company, third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its lines of credit, which limit the Company's involvement in joint venture projects. At September 30, 2003, the Company had commitments of approximately $22.7 million related to construction activities at current development and redevelopment projects, which is expected to be financed through the Company's $200 million secured credit facility or through short-term construction loans.

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

         In June and July respectively, of 2003, a former administrative employee and a former building engineer of PREIT-RUBIN, Inc. ("PRI") pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross ("IBC") for which PRI provided certain management services at IBC's headquarters located at 1901 Market Street in Philadelphia, PA. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC's Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC's insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $4 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC's losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC's insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC and that PRI has insurance to cover some or all of any potential payments to IBC. The Company is unable to estimate or determine the likelihood of any loss to the Company.

         In April 2002, a joint venture, of which a subsidiary of the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Company's Christiana Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

Environmental Matters

         The Company's management is aware of certain environmental matters at some of the Company's properties, including ground water contamination, above-normal radon levels, the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company's management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company's management can make no assurances that the amounts that have been reserved for these matters of $0.1 million will be adequate to cover future environmental costs. The Company has insurance coverage for environmental claims up to $2.0 million per occurrence and up to $4.0 million in the aggregate.

Guarantees

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others. This interpretation requires the recognition of a liability at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires that certain information related to the guarantees be disclosed in the guarantor's financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 15, 2002. In the normal course of business, the Company has guaranteed certain indebtedness of others as follows:

         o The Company has guaranteed $5.3 million of the mortgage at Laurel Mall, which is owned by an unconsolidated joint venture.

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

11. STOCK-BASED COMPENSATION:

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

         Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123, compensation costs have been recognized in 2003 as if the recognition provisions of SFAS No. 123 had been applied from the date of adoption. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands of dollars, except per share amounts).

                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                                      2003           2002               2003           2002
                                                     -------        ------            --------        -------
Net Income                                           $34,924        $8,178            $184,538        $16,347

   Add: Stock-based employee compensation
        expense included in reported net income          533           532               1,480          1,420

   Deduct: Total stock-based employee
           compensation expense determined
           under fair value based method for all
           awards                                       (568)         (566)             (1,584)        (1,523)
                                                     -------        ------            --------        -------

Proforma Net Income                                  $34,889        $8,144            $184,434        $16,244
                                                     =======        ======            ========        =======


Earnings per share:
     Basic - as reported                             $  1.79        $ 0.49            $  10.51        $  1.01
                                                     =======        ======            ========        =======
     Basic - pro forma                               $  1.79        $ 0.49            $  10.50        $  1.00
                                                     =======        ======            ========        =======
     Diluted - as reported                           $  1.76        $ 0.49            $  10.32        $  1.00
                                                     =======        ======            ========        =======
     Diluted - pro forma                             $  1.76        $ 0.49            $  10.32        $  1.00
                                                     =======        ======            ========        =======

12. SEGMENT INFORMATION:

         The Company has four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. As of September 30, 2003, the retail segment includes the operation and management of 28 regional and community shopping centers (18 wholly-owned, one consolidated joint venture and 9 owned in unconsolidated joint venture form). The multifamily segment included the operation and management of 19 apartment communities (15 wholly-owned and four owned in joint venture form) that were sold in 2003. The development and other segment includes the operation and management of two retail properties under development and four industrial properties (all wholly-owned). The corporate segment includes cash and investment management, real estate management and certain other general support functions.

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

                                                              Develop-                               Adjustments
Three Months Ended                                Multi-          ment                                 to Equity           Total
September 30, 2003                     Retail     family     and Other     Corporate      Total          Method     Consolidated
--------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues        $   52,502  $ 1,331    $      88     $       -    $   53,921    $   (9,949)    $   43,972
Real estate operating expense            (20,728)    (712)          (4)                    (21,444)        3,779        (17,665)
Minority interest in properties             (311)       -            -             -          (311)            -           (311)
                                      -----------------------------------------------------------------------------------------
Net operating income                      31,463      619           84             -        32,166        (6,170)        25,996
Management company revenue                     -        -            -         1,972         1,972             -          1,972
Interest and other income                      -        -            -           217           217             -            217
General and administrative
        expenses                               -        -            -        (8,322)       (8,322)            -         (8,322)
                                      -----------------------------------------------------------------------------------------
Earnings before interest, taxes
       depreciation and amortization      31,463      619           84        (6,133)       26,033        (6,170)        19,863
Interest expense                         (11,243)    (223)           -             -       (11,466)        2,983         (8,483)
Depreciation and amortization            (10,214)       -          (13)            -       (10,227)        1,035         (9,192)
Equity in income of partnerships
        and joint ventures                     -        -            -             -             -         1,821          1,821
Minority interest in Operating
        Partnership                            -        -            -        (3,371)       (3,371)            -         (3,371)
Gains on sales of real estate                  -    6,229            -             -         6,229             -          6,229
Income from discontinued
        operations                             -        -            -             -             -           331            331
Gains on sales of discontinued
         operations                            -   27,726            -             -        27,726             -         27,726
                                      -----------------------------------------------------------------------------------------
Net income                            $   10,006  $34,351    $      71     $  (9,504)   $   34,924    $        -     $   34,924
                                      =========================================================================================
Investments in real estate, at cost   $1,289,891  $     -    $  20,178             -    $1,310,069    $ (148,352)    $1,161,717
                                      =========================================================================================
Total assets                          $1,309,510  $ 1,177    $  28,507     $  49,809    $1,389,003    $ (122,991)    $1,266,012
                                      =========================================================================================
Recurring capital expenditures        $      108  $   123    $       -     $       -    $      231    $      (65)    $      166
                                      =========================================================================================


                                                               Develop-                                  Adjustments
Nine Months Ended                                    Multi-        ment                                    to Equity          Total
September 30, 2003                      Retail       family   and Other      Corporate       Total            Method   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues        $  119,447    $26,894      $   254      $      -     $  146,595     $  (54,437)    $   92,158
Real estate operating expense            (42,879)   (12,415)         (12)            -        (55,306)        22,418        (32,888)
Minority interest in properties             (518)         -            -             -           (518)             -           (518)
                                      ----------------------------------------------------------------------------------------------
Net operating income                      76,050     14,479          242             -         90,771        (32,019)        58,752
Management company revenue                     -          -            -         7,946          7,946              -          7,946
Interest and other income                      -          -            -           552            552              -            552
General and administrative
        expenses                               -          -            -       (22,168)       (22,168)             -        (22,168)
                                      ----------------------------------------------------------------------------------------------
Earnings before interest, taxes
        depreciation and amortization     76,050     14,479          242       (13,670)        77,101        (32,019)        45,082
Interest expense                         (30,112)    (5,826)           -           (90)       (36,028)        14,402        (21,626)
Depreciation and amortization            (23,342)    (2,455)         (39)            -        (25,836)         6,137        (19,699)
Equity in income of partnerships
        and joint ventures                     -          -            -             -              -          5,621          5,621
Minority interest in Operating
        Partnership                            -          -            -       (20,367)       (20,367)             -        (20,367)
Gains on sales of real estate              1,112     10,630            -             -         11,742              -         11,742
Income from Discontinued
        operations                             -          -            -             -              -          5,859          5,859
Gains on sales of discontinued
        operations                             -    177,926            -             -        177,926              -        177,926
                                      ----------------------------------------------------------------------------------------------
Net income                            $   23,708   $194,754      $   203      $(34,127)    $  184,538     $        -     $  184,538
                                      ==============================================================================================
Investments in real estate, at cost   $1,289,891   $      -      $20,178      $      -     $1,310,069     $ (148,352)    $1,161,717
                                      ==============================================================================================
Total assets                          $1,309,510   $  1,177      $28,507      $ 49,809     $1,389,003     $ (122,991)    $1,266,012
                                      ==============================================================================================
Recurring capital expenditures        $      122   $  1,286      $     -      $      -     $    1,408     $     (100)    $    1,308
                                      ==============================================================================================



                                                               Develop-                                  Adjustments
Three Months Ended                                  Multi-         ment                                    to Equity           Total
September 30, 2002                      Retail      family    and Other     Corporate          Total          Method    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues        $ 25,449    $ 14,418     $     83      $      -        $ 39,950     $ (23,617)       $ 16,333
Real estate operating expense           (7,202)     (6,259)         (10)            -         (13,471)        9,182          (4,289)
                                      ----------------------------------------------------------------------------------------------
Net operating income
                                        18,247       8,159           73             -          26,479       (14,435)         12,044
Management company revenue                   -           -            -         2,443           2,443             -           2,443
Interest and other income                    -           -            -           144             144             -             144
General and administrative
        expenses                             -           -            -        (6,212)         (6,212)            -          (6,212)
                                      ----------------------------------------------------------------------------------------------
Earnings before interest, taxes
        depreciation and amortization   18,247       8,159           73        (3,625)         22,854       (14,435)          8,419
Interest expense                        (7,075)     (3,525)           -             -         (10,600)        6,539          (4,061)
Depreciation and amortization           (5,022)     (2,312)         (13)            -          (7,347)        4,049          (3,298)
Equity in income of partnerships
        and joint ventures                   -           -            -             -               -         1,719           1,719
Minority interest in Operating
        Partnership                          -           -            -          (886)           (886)            -            (886)
Gains on sales of real estate                -           -            -             -               -             -               -
Income from Discontinued
        operations                          72           -            -             -              72         2,128           2,200
Gains on sales of discontinued
        operations                       4,085           -            -             -           4,085             -           4,085
                                      ----------------------------------------------------------------------------------------------
Net income                            $ 10,307    $  2,322     $     60      $ (4,511)       $  8,178     $       -        $  8,178
                                      ==============================================================================================
Investments in real estate, at cost   $614,625    $287,375     $ 24,422      $      -        $926,422     $(228,517)       $697,905
                                      ==============================================================================================
Total assets                          $586,179    $205,254     $ 22,437      $ 35,880        $849,750     $(184,060)       $665,690
                                      ==============================================================================================
Recurring capital expenditures        $     51    $    678     $      -      $      -        $    729     $    (149)       $    580
                                      ==============================================================================================



                                                               Develop-                                Adjustments
Nine Months Ended                                   Multi-         ment                                  to Equity           Total
September 30, 2002                      Retail      family    and Other     Corporate        Total          Method    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues        $ 72,122    $ 42,654      $   246             -     $115,022       $ (70,008)        $ 45,014
Real estate operating expense          (20,222)    (17,730)         (20)            -      (37,972)         26,494          (11,478)
                                      ----------------------------------------------------------------------------------------------
Net operating income                    51,900      24,924          226             -       77,050         (43,514)          33,536
Management company revenue                   -           -            -         6,769        6,769               -            6,769
Interest and other income                    -           -            -           519          519               -              519
General and administrative
        expenses                             -           -            -       (18,338)     (18,338)              -          (18,338)
                                      ----------------------------------------------------------------------------------------------
Earnings before interest, taxes
        depreciation and amortization   51,900      24,924          226       (11,050)      66,000         (43,514)          22,486
Interest expense                       (20,235)    (10,589)           -           104      (30,720)         19,656          (11,064)
Depreciation and amortization          (14,428)     (6,888)         (39)            -      (21,355)         12,014           (9,341)
Equity in income of partnerships
        and joint ventures                   -           -            -             -            -           5,178            5,178
Minority interest in Operating
        Partnership                          -           -            -        (1,832)      (1,832)              -           (1,832)
Gains on sales of real estate                -           -            -             -            -               -                -
Income from Discontinued
        operations                         169           -            -             -          169           6,666            6,835
Gains on sales of discontinued
        operations                       4,085           -            -             -        4,085               -            4,085
                                      ----------------------------------------------------------------------------------------------
Net income                            $ 21,491    $  7,447      $   187      $(12,778)    $ 16,347       $       -         $ 16,347
                                      ==============================================================================================
Investments in real estate, at cost   $614,625    $287,375      $24,422      $      -     $926,422       $(228,517)        $697,905
                                      ==============================================================================================
Total assets                          $586,179    $205,254      $22,437      $ 35,880     $849,750       $(184,060)        $665,690
                                      ==============================================================================================
Recurring capital expenditures        $     93    $  2,174      $     -      $      -     $  2,267       $    (305)        $  1,962
                                      ==============================================================================================

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

         In the normal course of business, the Company is exposed to the effect of interest rate changes. One of the ways the Company limits these risks is by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's leasing income and other financial assets with interest rates on related debt, and to manage the cost of borrowing obligations.

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

         In August 2003, the Company terminated its two derivative financial instruments contracts with an aggregate notional value of $75.0 million, and an original maturity date of December 15, 2003. An expense of $1.2 million was recorded in connection with the termination of the Company's interest rate swap agreements and is reflected in other general and administrative expenses on the consolidated statements of income.

         Interest rate hedges that are designated as cash flow hedges manage the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the consolidated balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains/losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses held in accumulated other comprehensive income/loss will be charged to earnings. This treatment matches the adjustment recorded when the hedged items are also recognized in earnings. The Company has no unrealized gains or losses associated with derivative instruments as of September 30, 2003.

         For the Company's cash flow hedges, the fair value is recognized temporarily as a component of equity and subsequently recognized in earnings over the hedged transaction as interest expense or depreciation expense over the life of the constructed asset for hedged borrowings associated with development activities. Approximately $1.9 million of the amount in accumulated other comprehensive income is attributable to development activities at September 30, 2003.

14. PENDING TRANSACTIONS:

         In May 2003, the Company and Crown American Realty Trust ("Crown") announced that they entered into a definitive merger agreement under which Crown would merge with and into the Company. Under the terms of the agreement, the Company will issue to Crown shareholders 0.3589 common shares of the Company for each outstanding share of Crown in a tax-free, share-for-share transaction, and will issue 0.2053 OP Units of the Operating Partnership for each unit of limited partnership interest in Crown's operating partnership. In addition, the Company will issue 2.475 million new preferred shares for the same amount of existing Crown non-convertible senior preferred shares. A special meeting of shareholders will take place on November 11, 2003 to vote on the approval of the proposed merger with Crown. As of September 30, 2003, the Company had 23.5 million common shares outstanding and its Operating Partnership had 2.1 million OP Units outstanding, and Crown had 32.5 million common shares outstanding and its operating partnership had 10.0 million OP Units outstanding. Assuming all Crown shares and OP Units are exchanged at the stated exchange ratios, the Company expects to have approximately 35.1 million common shares and 2.475 million preferred shares outstanding, and its Operating Partnership will have 4.1 million OP Units outstanding, immediately after the merger. The transaction includes a termination fee of up to $20 million payable to either the Company or Crown if the merger is not completed in certain specified circumstances. The Company expects to assume Crown's debt, aggregating $754.4 million as of September 30, 2003, and to refinance Crown's $175 million line of credit facility of which $147.7 million was outstanding as of September 30, 2003.

         The Crown portfolio consists of 26 wholly owned malls and a 49.9% interest in a mall in which the Company owns the remaining 50.1% interest.

         The Company is in negotiations with a lender group to replace the Credit Facility with a $500 million unsecured revolving line of credit. The Company expects to complete these negotiations in the Fourth quarter of 2003. There is no assurance that the Company will be able to complete these negotiations on favorable terms, if at all.

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

OVERVIEW

         As of September 30, 2003, the Company owned interests in 28 retail properties containing an aggregate of approximately 17.6 million square feet, and four industrial properties with an aggregate of approximately 0.3 million square feet. The Company also owns interests in two retail properties currently under development, which are expected to contain an aggregate of approximately
0.8 million square feet upon completion.

         The Company also provides management, leasing and development services for affiliated and third-party property owners with respect to 13 retail properties containing approximately 3.8 million square feet, and four office buildings containing approximately 0.9 million square feet.

         The Company has achieved significant growth since 1997 with the acquisition of The Rubin Organization ("TRO") and the formation of PREIT-RUBIN, Inc. ("PRI"). During 2003, the Company continued this trend with the acquisition of six retail properties from The Rouse Company, as described below in "Acquisitions, Dispositions and Development Activities - Acquisitions," and with the announcement of a proposed merger with Crown American Realty Trust ("Crown"), as described below in "Liquidity and Capital Resources - Proposed Acquisition." Following the acquisition from Rouse, management has devoted significant attention to integrating the newly acquired properties with the Company's existing operations, and management expects to devote even more attention to the integration of Crown's operations with the Company's operations in connection with the proposed merger. These integration activities are expected to impact the Company's day-to-day operations. The Company has incurred and expects to continue to incur significant expenses with respect to its integration activities for consulting, compensation and other services. These expenses are expected to impact the Company's general and administrative expenses.

         The Company's net income increased by $26.7 million to $34.9 million for the quarter ended September 30, 2003 as compared to $8.2 million for the quarter ended September 30, 2002. The sale of two wholly owned multifamily properties and two joint venture multifamily properties in the third quarter of 2003 generated a gain of approximately $34.0 million (not including the impact of minority interest of $3.4 million). Property acquisitions resulted in an increase in the Company's real estate revenues, with a corresponding increase in property operating expenses, depreciation and amortization expense and interest expense.

         The Company has investments in ten partnerships and joint ventures. Nine of the ten investments are classified as unconsolidated joint ventures (the "Unconsolidated Joint Ventures") and one, New Castle Associates ("New Castle") is consolidated (together with the Unconsolidated Joint Ventures, the "Joint Ventures"). All ten Joint Venture investments are retail properties. The purpose of the Joint Ventures is to own and operate real estate. It is a common practice in the real estate industry to invest in real estate in this manner. Of the nine Unconsolidated Joint Venture properties, the Company manages two of the properties and other parties, including several of the Company's Joint Venture partners, manage the remaining seven properties. None of the Company's Unconsolidated Joint Venture partners are affiliates of the Company, although the Company's partners in New Castle includes affiliates of the Company as described in "Related Party Transactions/Off Balance Sheet Arrangements." One of the Company's key strategic long-term objectives is to obtain managerial control of all its assets, although the Company cannot assure you that it will do so. The Company holds a non-controlling interest in each Unconsolidated Joint Venture, and accounts for each Unconsolidated Joint Venture using the equity method of accounting. Under this accounting method, the Company does not consolidate each Unconsolidated Joint Venture. Instead, the Company records the earnings from the Unconsolidated Joint Ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures." Changes in the Company's investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity." For further information regarding the Company's Joint Ventures, see
Note 6 to the consolidated financial statements.

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

Revenue Recognition

         The Company derives over 90% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities) and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $1.8 million and $0.7 million in the first nine months of 2003 and 2002, respectively. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. In the third quarter of 2003, the Company accrued $0.9 million of income because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year. Deferred revenue represents rental revenue received from tenants prior to their due dates. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. Termination fee income is recognized in the period when a termination agreement is signed. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is recognized when it is received.

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

LIQUIDITY AND CAPITAL RESOURCES

Equity Offering

         In August 2003, the Company issued 6,325,000 common shares in a public offering at $29.75 per share including 825,000 common shares pursuant to an over-allotment option granted to the underwriter in connection with the offering. The Company received net proceeds from the offering of approximately $184 million, including the proceeds from the exercise of the over-allotment option, and after deducting payment of the underwriting discount of $0.25 per share and offering expenses. The Company used approximately $45.5 million of the net proceeds for the Willow Grove Park acquisition; approximately $13.5 million for the IKEA acquisition (See Note 3); $94.9 million to repay all amounts outstanding under the Company's Credit Facility and expects to use the remainder for other working capital purposes and to pay transaction costs relating to the proposed merger with Crown.

Credit Facility

         The Company's operating partnership has a $200 million revolving credit facility (the "Credit Facility") with a group of banks. The obligations of the Company's operating partnership under the Credit Facility are secured by a pool of 11 properties and have been guaranteed by the Company. There were no amounts outstanding under the Credit Facility at September 30, 2003. The Credit Facility expires in December 2003. The initial term of the Credit Facility may be extended for an additional year on the lender's approval. The Company is in negotiations for a new credit facility that it expects to finalize in the fourth quarter of 2003, but there is no assurance that the Company will be able to do so on favorable terms, if at all.

         The Credit Facility bears interest at the London Interbank Offered Rate (LIBOR) plus margins ranging from 130 to 190 basis points, depending on the ratio of the Company's consolidated liabilities to gross asset value (the "Leverage Ratio"), each as determined pursuant to the terms of the Credit Facility. As of September 30, 2003, the margin was set at 190 basis points.

         The Credit Facility, as amended in the second quarter of 2003, contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis: (1) a maximum Leverage Ratio of 0.70:1; (2) a maximum Borrowing Base Value (as defined in the Credit Facility) of 70%; (3) a minimum weighted average collateral pool property occupancy of 85%; (4) minimum Tangible Net Worth (as defined in the Credit Facility) of $262 million plus 75% of cumulative net proceeds from the sale of equity securities; (5) minimum ratios of earnings before interest, taxes, depreciation, and amortization ("EBITDA") to Debt Service and Interest Expense (as defined in the Credit Facility) of 1.55:1 and 1.90:1, respectively, at September 30, 2003; (6) maximum floating rate debt of $400 million; and (7) maximum commitments for properties under development not in excess of 25% of Gross Asset Value (as defined in the Credit Facility). As of the date of this report, the Company is in compliance with all of these debt covenants. An amendment to the Credit Facility in the second quarter of 2003 modified, among other things, the definition of Total Liabilities to exclude the debt premiums on the properties acquired from The Rouse Company resulting from the above-market interest rates on the assumed debt. In connection with obtaining such amendment, the Company agreed to pay each lender under the Credit Facility a fee of 0.15% of each lender's existing revolving commitment amount, which fees totaled $300,000.

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

Acquisition Credit Facility

         The Company financed a significant part of the cash portion of the purchase price for its acquisition of six malls from Rouse through an unsecured credit facility (the "Acquisition Credit Facility") with Wells Fargo, National Association ("Wells Fargo"). The Acquisition Credit Facility included a $175 million term loan and a $25 million unsecured revolving line of credit. PREIT applied a substantial portion of the proceeds from the sale of its multifamily portfolio to repay in full all amounts borrowed under the Acquisition Credit Facility as of July 25, 2003, and the revolving line of credit expired by its terms on October 27, 2003. The unsecured revolving line of credit provided for full recourse to the Company and its subsidiary guarantors. The fees paid to Wells Fargo for the term loan and the revolving line of credit were $1,312,500 and $187,500, respectively.

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

         At September 30, 2003 the Company had no outstanding borrowings under its Credit Facility. The Company had pledged $0.7 million under the Credit Facility as collateral for several letters of credit. Of the unused portion of the Credit Facility of approximately $199.3 million, as of September 30, 2003, the Company's loan covenant restrictions allowed the Company to borrow approximately an additional $119.5 million based on the existing property collateral pool. The Company is in negotiations with a lender group to replace the Credit Facility with a $500 million unsecured revolving line of credit. The Company expects to complete these negotiations in the fourth quarter of 2003. There is no assurance that the Company will be able to complete these negotiations on favorable terms, if at all.

Proposed Transaction

         In May 2003, the Company and Crown American Realty Trust ("Crown") announced that they entered into a definitive merger agreement under which Crown would merge with and into the Company. Under the terms of the agreement, the Company will issue to Crown shareholders 0.3589 common shares of the Company for each outstanding share of Crown in a tax-free, share-for-share transaction, and will issue 0.2053 OP Units of the Operating Partnership for each unit of limited partnership interest in Crown's operating partnership. In addition, the Company will issue 2.475 million new preferred shares for the same amount of existing Crown non-convertible senior preferred shares. A special meeting of shareholders will take place on November 11, 2003 to vote on the approval of the proposed merger with Crown. As of September 30, 2003, the Company had 23.5 million common shares outstanding and its Operating Partnership had 2.1 million OP Units outstanding, and Crown had 32.5 million common shares outstanding and its operating partnership had 10.0 million OP Units outstanding. Assuming all Crown shares and OP Units are exchanged at the stated exchange ratios, the Company expects to have approximately 35.1 million common shares and 2.475 million preferred shares outstanding, and its Operating Partnership will have 4.1 million OP Units outstanding immediately after the merger. The transaction includes a termination fee of up to $20 million payable to either the Company or Crown if the merger is not completed in certain specified circumstances. The Company expects to assume Crown's debt, aggregating $754.4 million as of September 30, 2003, and to refinance Crown's $175 million line of credit facility of which $147.7 million was outstanding as of September 30, 2003.

         The Crown portfolio consists of 26 wholly owned malls and a 49.9% interest in a mall in which the Company owns the remaining 50.1% interest.

Mortgage Notes

         Mortgage notes payable, which are secured by 9 of the Company's wholly-owned properties, are due in installments over various terms extending to the year 2013 with interest at rates ranging from 4.95% to 10.60% with a weighted average interest rate of 6.80% at September 30, 2003. The following table outlines the timing of payment requirements related to the Company's mortgage notes (in thousands):

                                                                                                     Total
                 October 1, 2003 to     January 1, 2004 to    January 1, 2004 to      Payments     Payments      Debt       Total
                  December 31, 2003      December 31, 2005     December 31, 2005      Thereafter      Due       Premium      Debt
           -------------------------  ---------------------  --------------------    -------------  ---------   ---------   -------
Fixed
Rate
Mortgages           $1,653                 $ 157,486               $175,581           $ 264,572     $599,292    $21,243   $620,535

         The foregoing table includes $194.5 million of balloon payments that come due under the Company's mortgage notes during the next three years. The foregoing table does not include a balloon payment of $22.1 million, of which the Company's proportionate share is $8.8 million that comes due in December 2003 with respect to a mortgage loan secured by a property owned by a partnership in which the Company has a 40% interest.

Commitments

         At September 30, 2003, the Company had approximately $22.7 million committed to complete current development and redevelopment projects. PREIT expects to finance this amount through borrowings under a new long-term credit facility that the Company is negotiating with lenders, or through short-term construction loans, although there can be no assurance that the Company will do so on favorable terms, if at all.

         In connection with the Company's acquisition of TRO in 1997, the Company issued 200,000 Class A Units in its Operating Partnership, and agreed to issue up to 800,000 additional Class A Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 Class A Units had been issued. A special committee of disinterested members of the Company's Board of Trustees will determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned. Additional Class A Units may also be payable with respect to development and predevelopment properties acquired in the TRO transaction in an amount to be determined by the special committee based on the Contribution Agreement under which the Company acquired its interest in the properties and on other factors that the special committee deems relevant. The special committee has retained independent legal and accounting advisors in connection with its review of the payments that may be owed to the former TRO affiliates. The special committee and its advisors and the former TRO affiliates and their advisors have engaged in discussions concerning the appropriate number of Class A Units to be issued in respect of the nine month period ended September 30, 2002 and the development and predevelopment properties. The discussions between the special committee, the former TRO affiliates and their respective advisors are continuing.

Cash Flows

         During the nine months ended September 30, 2003, the Company generated $53.8 million in cash flows from operating activities.

Financing activities used cash of $26.4 million including:
         o  ($191.6) million of repayments on mortgage notes payable;
         o  ($130.8) million of repayments on bank loans;
         o  ($29.0) million of distributions to shareholders;
         o  ($4.6) million of mortgage notes payable principal installments;
         o  ($1.4) million of payments of deferred financing costs, and;
         o  ($0.7) million of shares of beneficial interest repurchased.

These uses were partially offset by the following sources of cash:
         o  $134.2 million of mortgage notes payable; and
         o $197.5 million generated by the issuance of shares of beneficial interest.

Investing activities used cash of $2.6 million including:
         o  ($201.1) million of investments in wholly-owned real estate assets;
         o  ($4.8) million of investments in partnerships and joint ventures;
            and
         o ($14.2) million of investments in properties with construction in progress.

These uses were partially offset by the following sources of cash:
         o $217.2 million of cash proceeds from sales of real estate interests; and
         o $0.3 million of cash distributions from partnerships and joint ventures in excess of equity in income.

Contingent Liabilities

         The Company along with certain of its joint venture partners has guaranteed debt on Laurel Mall, a retail property, totaling $5.3 million. The debt matures in December 2003 (see Note 10 to the consolidated financial statements).

         In June and July respectively, of 2003, a former administrative employee and a former building engineer of PREIT-RUBIN, Inc. ("PRI") pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross ("IBC") for which PRI provided certain management services at IBC's headquarters located at 1901 Market Street in Philadelphia, PA. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC's Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC's insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $4 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC's losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC's insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC and that PRI has insurance to cover some or all of any potential payments to IBC. The Company is unable to estimate or determine the likelihood of any loss to the Company.

Litigation

         In April 2002, a joint venture, of which a subsidiary of the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Company's Christiana Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

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

Acquisitions

2003 Acquisitions

         In September 2003, the Company acquired the remaining interest in WG Holdings, L.P., a partnership that indirectly owns Willow Grove Park, a retail mall in Willow Grove, Pennsylvania, of which the Company formerly owned a 30% economic interest. The purchase price of the remaining interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company's recent equity offering. At September 30, 2003, WG Holdings, L.P. had $109.7 million in mortgage debt with an interest rate of 8.39% that matures in 2006. With the increase in the Company's ownership interest in Willow Grove Park, the Company now consolidates this ownership interest for financial reporting purposes.

         Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting for $15.75 million which included $13.5 in cash paid to IKEA from the Company's recent offering of 6,325,000 shares and approximately 72,000 Operating Partnership Units paid to affiliates of O'Neill Properties Group, L.P, holders of an option to acquire the parcel.

         In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. The Company also obtained an option to acquire the remaining ownership interest in New Castle Associates. The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for its interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $277.0 million in non-recourse mortgage debt and the issuance of approximately $35.0 million in units of limited partnership interest in the Company's Operating Partnership ("OP Units"). The Company's acquisition of its initial 49% interest in New Castle Associates was in exchange for an aggregate of 585,422 OP Units valued at $17.1 million. The Company's increase in its aggregate ownership interest in New Castle Associates to approximately 73% was in exchange for a cash investment in New Castle Associates of approximately $30.8 million. This cash investment was used by New Castle Associates to pay to Rouse the majority of the cash portion of the purchase price and associated costs for the acquisition of Cherry Hill Mall. The Company plans to issue approximately $17.8 million of OP Units to acquire the remaining 27% interest in New Castle Associates.

         Pan American Associates, the former sole general partner of New Castle Associates and one of the remaining limited partners of New Castle Associates, is controlled by Ronald Rubin, the Company's chairman and chief executive officer, and George Rubin, a trustee of the Company and president of the Company's management subsidiaries, PREIT-RUBIN, Inc. and PREIT Services, LLC.

         New Castle Associates is consolidated for financial reporting purposes. The cost basis of New Castle Associates reflects the Company's investment in the joint venture at fair value, based on its 73% ownership, plus its minority partners' investment, based on their 27% ownership, at their historical cost.

         The Company's option to acquire the remaining interests in New Castle Associates, including that of Pan American Associates, in exchange for an aggregate of 609,317 additional OP Units is exercisable commencing April 30, 2004 and expiring October 27, 2004. If the Company does not exercise this option, the remaining partners of New Castle Associates will have the right, beginning April 28, 2008 and expiring October 25, 2008, to require the Company to acquire the remaining interests in New Castle Associates in exchange for an aggregate of 670,248 additional OP Units. Unless and until the Company acquires the remaining interests in New Castle Associates, the remaining partners of New Castle Associates other than the Company will be entitled to receive a cumulative preferred distribution from New Castle Associates equal to approximately $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. If the Company does not exercise its call right, this preferred distribution will increase by 50% beginning October 30, 2004 and by an additional 5% over the amount for the preceding year beginning January 1, 2005 and annually thereafter. If the remaining New Castle Associates partners do not exercise their put rights, this preferred distribution will terminate on April 28, 2008.

         In connection with the sale of Christiana Mall by New Castle Associates to Rouse, PREIT-RUBIN, Inc. ("PRI") received a brokerage fee of $2 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received by PRI prior to the Company's acquisition of its ownership interest in New Castle Associates. PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provides for a fee of 5.25% of all rents and other revenues received by New Castle Associates from the Cherry Hill Mall.

         In connection with the Company's acquisition of its interest in New Castle Associates, Pan American Associates ceased to be a general partner of New Castle Associates and the Company designated one of its affiliates as the sole general partner. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

         To facilitate the exchange of Christiana Mall for Cherry Hill Mall, the Company waived any right of first refusal that it may have had with respect to the sale of Christiana Mall by New Castle Associates.

2002 Acquisitions

         In April 2002, the Company purchased Beaver Valley Mall, located in Monaca, Pennsylvania, for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. The $10.0 million bank borrowing was subsequently repaid. Also in April 2002, the Company exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

         In July 2002, the Company acquired the remaining 11% interest in Northeast Tower Center pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization. The purchase price for the acquisition consisted of 24,337 OP Units.

         In October 2002, the Company acquired the remaining 50% interest in Regency Lakeside Apartments. The Company paid approximately $14.2 million for the interest, including $9.6 million in the form of an assumed mortgage, $2.5 million borrowed under the Credit Facility and $2.1 million in cash. This property was then sold in 2003 in connection with the disposition of the Company's multifamily portfolio.

         In 2000, the Company entered into an agreement giving it a partnership interest in Willow Grove Park, a 1.2 million square foot regional mall in Willow Grove, Pennsylvania. Under the agreement, the Company was responsible for the expansion of the property to include a new Macy's store and decked parking. The total cost of the expansion was $16.6 million. In June 2002, the Company contributed the expansion asset to the partnership. As a result of this contribution, the Company increased its capital interest in the partnership that owns Willow Grove Park to 30% and its management interest in the partnership to 50%, and became the managing general partner of the partnership. As noted above, in 2003 the Company acquired the remaining interest in Willow Grove Park.

Dispositions

         The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, in the second and third quarters of 2003. In May and July 2003, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd. (together, "Morgan"), for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The net proceeds reflect a purchase price credit of $3 million to Morgan awarded upon the closing of the sale of all fifteen of PREIT's wholly-owned multifamily properties to Morgan. The sales of the Company's wholly owned multifamily properties resulted in a gain of $177.9 million.

         The Company sold its 50% interest in the four joint venture multifamily properties to its respective joint ventures partners. Cambridge Hall Apartments in West Chester, Pennsylvania was sold in May 2003 for $6.7 million, inclusive of $2.5 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale. Countrywood Apartments in Tampa, Florida was sold in May 2003 for $9.1 million, inclusive of $7.3 million in assumed indebtedness. A gain of $4.5 million from the sale of Countrywood Apartments was deferred because the buyer's initial investment did not meet the criteria for gain recognition under SFAS No. 66, "Accounting for Sales of Real Estate." Such gain is expected to be recorded after the repayment of a $1.4 million note that is due in December 2003. Fox Run Apartments in Warminster, Pennsylvania was sold in September 2003 for $5.0 million, inclusive of $2.7 million in assumed indebtedness. A gain of $4.0 million was recorded on the sale. Will-O-Hill Apartments in Reading, Pennsylvania was sold in September 2003 for $3.6 million, inclusive of $0.8 million in assumed indebtedness. A gain of $2.2 million was recorded on the sale. The results of operations of these equity method investments and the resultant gains on sales are presented in continuing operations for all periods presented. A substantial portion of the net proceeds from the sales were used to pay off the remaining amounts borrowed under the Company's unsecured acquisition credit facility entered into in connection with the Company's acquisition of six malls from affiliated companies of The Rouse Company.

         A substantial portion of the gain on the sale of the multifamily properties met the requirements for a tax deferred exchange with the properties acquired from Rouse.

         In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for $3.2 million. The Company recognized a gain of $1.1 million in 2003 as a result of this sale.

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

         The Company has no material off-balance sheet transactions other than the Joint Ventures described in Note 6 of the consolidated financial statements and the "Overview" section above, and the interest rate swap agreements that it recently terminated as discussed in Note 13 to the consolidated financial statements. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

         The Company leases its corporate home office space from Bellevue Associates, an affiliate of certain officers of the Company, including Ronald Rubin, the Company's chairman and chief executive officer. Management believes that the lease terms were established at market rates at the commencement of the lease.

         The Company's acquisition of The Rubin Organization involved related parties as described in "Liquidity and Capital Resources-Commitments." Officers of the Company, including Ronald Rubin, also were parties to the Rouse transaction through their ownership interest in New Castle Associates, as described above in "Acquisitions, Dispositions and Development Activities - Acquisitions."

RESULTS OF OPERATIONS

Quarter Ended September 30, 2003 compared with Quarter Ended September 30, 2002

         Net income increased by $26.7 million to $34.9 million ($1.79 per share) for the quarter ended September 30, 2003 as compared to $8.2 million ($0.49 per share) for the quarter ended September 30, 2002. This increase was primarily because of $34.0 million of gains on the sale of real estate interests (not including the impact of minority interest of $3.4 million) in 2003 (compared with $4.1 million in gains on property sales in 2002), and because of income generated from properties acquired in 2003, partially offset by increased property expenses and general and administrative expenses.

         Revenues increased by $27.3 million or 144% to $46.2 million for the quarter ended September 30, 2003 from $18.9 million for the quarter ended September 30, 2002. Gross revenues from real estate increased by $27.7 million to $44.0 million for the quarter ended September 30, 2003 from $16.3 million for the quarter ended September 30, 2002. This increase in gross revenues resulted from a $17.4 million increase in base rents, a $10.2 million increase in expense fees reimbursements, a $0.1 million increase in percentage rents, and a $0.2 million increase in other real estate revenues, offset by a $0.3 million decrease in lease terminations. Base rent increased primarily due to the inclusion of rents from newly acquired properties ($16.9 million) and higher rents from new and renewal leases at higher rates in 2003. Expense reimbursements increased due to newly acquired properties ($10.0 million) and an increase in reimbursable property operating expenses of other properties. Management company revenue decreased by $0.5 million, and other income decreased by $0.1 million due to decreased interest income.

         Property operating expenses increased by $13.4 million to $17.7 million for the quarter ended September 30, 2003 compared to $4.3 million for the quarter ended September 30, 2002. Property operating expenses were generally higher due to the newly acquired properties. For primarily the same reason, real estate and other taxes increased by $3.6 million, payroll expense increased $1.7 million, utilities increased by $3.3 million and other operating expenses increased by $4.8 million.

         Depreciation and amortization expense increased by $5.9 million to $9.2 million for the quarter ended September 30, 2003 from $3.3 million for the quarter ended September 30, 2002 due to newly acquired properties ($5.5 million) and property improvements.

         General and administrative expenses increased by $2.1 million to $8.3 million for the quarter ended September 30, 2003 from $6.2 million for the quarter ended September 30, 2002, which was due to a $1.2 million fee paid to terminate the Company's interest rate swap agreements, $0.5 million in legal and other professional fees related to the 2003 asset acquisitions and the proposed Crown merger, and a $0.4 million increase in other charges that are individually immaterial.

         Interest expense increased by $4.4 million to $8.5 million for the quarter ended September 30, 2003 as compared to $4.1 million for the quarter ended September 30, 2002. Mortgage interest increased by $5.1 million. This was primarily due to $4.2 million interest expense for mortgages on newly acquired properties and $0.9 million on the new mortgage at Dartmouth Mall. Bank loan interest expense decreased by $0.7 million due to lower amounts outstanding under the Credit Facility in the third quarter of 2003 as compared to the third quarter of 2002.

         Equity in income of partnerships and joint ventures increased by $0.1 million to $1.8 million for the quarter ended September 30, 2003 from $1.7 million for the quarter ended September 30, 2002. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expenses.

         Gains on sales of interests in real estate were $6.2 million in the third quarter of 2003 resulting from the sale of two joint venture multifamily properties. This amount does not include gains on sales of the wholly owned multifamily properties because they were classified as held for sale and such gains are reported in discontinued operations.

         Minority interest in the Operating Partnership increased $0.8 million to $1.0 million for the quarter ended September 30, 2003 from $0.2 million for the quarter ended September 30, 2002 due to the gain on sales of interests in real estate, the issuance of operating partnership units in connection with the acquisition of Cherry Hill Mall through transactions with New Castle Associates, and due to increased income from continuing operations.

         Income from discontinued operations increased $20.0 million in the third quarter of 2003 compared with the third quarter of 2002 primarily due to the gain resulting from the sale of the wholly owned multifamily properties of $27.7 million (not including the impact of minority interest of $2.8 million), compared with a $4.1 million gain resulting from the sale of Mandarin Corners Shopping Center in the third quarter of 2002.

Nine Months Ended September 30, 2003 compared with Nine Months Ended September 30, 2002

         Net income increased by $168.2 million to $184.5 million ($10.51 per share) for the nine months ended September 30, 2003 as compared to $16.3 million ($1.01 per share) for the nine months ended September 30, 2002. This increase was primarily because of $189.7 million of gains on the sale of interests in real estate (not including the impact of minority interest of $18.8 million) in 2003 compared with one property sale for a gain of $4.1 million in the first nine months of 2002, and because of a $8.0 million increase in income generated from properties acquired in 2003, partially offset by increased property expenses and general and administrative expenses.

         Revenues increased by $48.4 million or 93% to $100.7 million for the nine months ended September 30, 2003 from $52.3 million for the nine months ended September 30, 2002. Gross revenues from real estate increased by $47.2 million to $92.2 million for the nine months ended September 30, 2003 from $45.0 million for the nine months ended September 30, 2002. This increase in gross revenues resulted from a $29.7 million increase in base rents, a $17.2 million increase in expense reimbursements and a $0.8 million increase in other real estate revenue, offset by a $0.5 million decrease in lease termination fees. Base rents increased primarily due to the newly acquired properties ($28.3 million) and higher rents from new and renewal leases at higher rates in 2003. Expense reimbursements increased due to the newly acquired properties ($16.3 million) and an increase in reimbursable property operating expenses at other properties. Management company revenue increased by $1.2 million (17%) primarily due to the $2.0 million brokerage fee received in connection with the sale of Christiana Mall, offset by lost management fees at Christiana Mall. Interest and other income decreased marginally.

         Property operating expenses increased by $21.4 million to $32.9 million for the nine months ended September 30, 2003 compared to $11.5 million for the nine months ended September 30, 2002. Property operating expenses were generally higher due to the newly acquired properties. For primarily the same reason, real estate and other taxes increased by $5.8 million, payroll expense increased $2.6 million, utilities increased by $4.4 million and other operating expenses increased by $8.6 million.

         Depreciation and amortization expense increased by $10.4 million to $19.7 million for the nine months ended September 30, 2003 from $9.3 million for the nine months ended September 30, 2002 due to $9.6 million from the newly acquired properties, and $0.8 million from property improvements.

         General and administrative expenses increased by $3.9 million to $22.2 million for the nine months ended September 30, 2003 from $18.3 million for the nine months ended September 30, 2002 primarily due to a $0.6 million increase in payroll and benefits, a $1.2 million fee paid to terminate the Company's interest swap agreements, a $0.4 million increase in legal and other professional fees, a $0.5 million increase in accounting and audit fees, and a $1.2 million increase in other general and administrative expenses that are individually immaterial.

         Interest expense increased by $10.5 million to $21.6 million for the nine months ended September 30, 2003 as compared to $11.1 million for the nine months ended September 30, 2002. Mortgage interest increased by $8.9 million. This was primarily due to $7.8 million of interest expense for the mortgages on newly acquired properties and $1.2 million of interest expense on the new mortgage at Dartmouth Mall, partially offset by a $0.1 million reduction in interest expense associated with mortgage principal amortization. Bank loan interest expense increased by $1.6 million because of a $1.5 million increase in amortization of deferred financing fees, a $0.8 million increase in interest relating to the Acquisition Credit Facility offset by a $0.7 million decrease due to lower average outstanding debt balances under the Company's Credit Facility in 2003 as compared to 2002.

         Equity in income of partnerships and joint ventures increased by $0.4 million to $5.6 million for the nine months ended September 30, 2003 from $5.2 million for the nine months ended September 30, 2002. The increase was primarily due to increased rental revenues, partially offset by increased property operating, depreciation and mortgage interest expense.

         Gains on sales of interests in real estate were $11.7 million in the first nine months of 2003 resulting from the sale of four joint venture multifamily properties and a parcel of land at the Crest Plaza Shopping Center in Allentown, Pennsylvania. This amount does not include gains on sales of the wholly owned multifamily properties because they were classified as held for sale and such gains are reported in discontinued operations.

         Minority interest in the Operating Partnership increased $1.4 million to $2.1 million for the nine months ended September 30, 2003 from $0.7 million for the nine months ended September 30, 2002 due to gains on sales of interests in real estate. Minority interest in properties increased by $0.5 million due to the issuance of operating partnership units in connection with the acquisition of Cherry Hill Mall through transactions with New Castle Associates.

         Income from discontinued operations increased $155.7 million in the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002 primarily due to the gain on the sales of the wholly-owned multifamily properties and the Crest land parcel of $189.7 million (not including the impact of minority interest of $17.7 million) compared with a $4.1 million gain resulting from the sale of Mandarin Corners Shopping Center in the first nine months of 2002.

SAME STORE PROPERTIES

         The following "Same Store" discussions compare net operating income for the current quarter and nine-month period to the comparable periods of 2002 for retail properties owned since July 1, 2002 or January 1, 2002, respectively (the "Same Store Properties").

         Retail sector net operating income for the quarter ended September 30, 2003 for the retail properties owned since July 1, 2002 decreased by $0.3 million or 2.2% as compared to the three months ended September 30, 2003. This decrease resulted from lease termination fees which were received in 2002 but did not recur in 2003.

         Retail sector net operating income for the nine months ended September 30, 2003 for the retail properties owned since January 1, 2002 decreased by $0.3 million or 1% over the nine months ended September 30, 2002. This decrease resulted from a slight decrease in occupancy levels and from decreased termination fees.

         Net operating income is derived from revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with
GAAP). Net operating income does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on investment on the properties, and provides a comparison measurement of the properties over time. Net operating income excludes general and administrative expenses, management company revenues, interest income, interest expense, depreciation and amortization, income from discontinued operations and gains on sale of interests in real estate.

         Set forth below is a schedule comparing the net operating income for the retail Same Store Properties for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002 and for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 (in thousands). Totals are provided for reconciliation purposes:

                     Three months ended September 30,            Three months ended September 30,
                                   2003                                        2002
                        Same Store            Total              Same Store            Total
                     -------------------------------------    ------------------------------------
Retail
         Revenues       $  18,478           $ 43,972                  $18,387         $ 16,333
         Expenses          (4,935)           (17,665)                  (4,532)          (4,289)
                        ---------           --------                  -------         --------
         NOI            $  13,543           $ 26,307                  $13,855         $ 12,044
                        =========           ========                  =======         ========

                     Nine months ended September 30,            Nine months ended September 30,
                                     2003                                      2002
                        Same Store            Total              Same Store            Total
                     -------------------------------------    ------------------------------------
Retail
         Revenues       $  46,510           $ 92,158                  $45,285         $ 45,014
         Expenses         (12,573)           (32,888)                 (11,049)         (11,478)
                        ---------           --------                  -------         --------
         NOI            $  33,937           $ 59,270                  $34,236         $ 33,536
                        =========           ========                  =======         ========

         A reconciliation of total net operating income to net income is presented in Note 12 of the consolidated financial statements.

FUNDS FROM OPERATIONS

         The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds from Operations ("FFO") as net income before gains (losses) on property sales and extraordinary items (computed in accordance with GAAP); plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non real estate depreciation and amortization of financing costs. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company. On October 1, 2003, NAREIT, based on discussions with the SEC, provided revised guidance regarding the calculation of FFO. This revised guidance provides that impairments should not be added back to net income in calculating FFO and that original issuance costs associated with preferred stock that has been redeemed should be factored into the calculation of FFO. We have not historically issued preferred stock and therefore this revision to the calculation of FFO does not affect our FFO calculation below. We historically have added back impairments in calculating FFO, in accordance with prior NAREIT guidance, but because there was no impairment charge in the nine months ended September 30, 2003, the revised guidance does not affect the calculation of FFO in the table set forth below. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to FFO. The Company believes that FFO is helpful to investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various nonrecurring items, gains on real estate and depreciation and amortization of real estate.

         FFO increased 17.9% to $14.5 million for the quarter ended September 30, 2003, as compared to $12.3 million in the quarter ended September 30, 2002. The increase was primarily due to the new acquisitions.

         The following information is provided to reconcile net income, which the Company believes is the most directly comparable GAAP number, to FFO, and to show the items included in the Company's FFO for the past periods indicated (in thousands, except per share amounts):

                                                                                  Three months ended September 30,
                                                                          2003       per share         2002        per share
                                                                       ---------    -----------     -----------    ----------
Net income                                                              $ 34,924      $  1.62           $ 8,178      $ 0.44
        Minority interest in Operating Partnership                           989         0.05               249        0.01
        Minority interest in discontinued operations                       2,382         0.11               637        0.03
        Gains on sales of interests in real estate                        (6,229)       (0.29)                -           -
        Gains on dispositions of discontinued operations                 (27,726)       (1.29)           (4,085)      (0.22)
        Depreciation and amortization:
                Wholly owned and consolidated partnership, net (a)         9,127         0.42             3,233        0.18
                Unconsolidated partnerships and joint ventures (a)         1,035         0.05             1,971        0.11
                Discontinued operations                                        -            -             2,114        0.12
                                                                        --------      -------           -------      ------
FUNDS FROM OPERATIONS (b)                                               $ 14,502      $  0.67           $12,297      $ 0.67
                                                                        ========      =======           =======      ======
FUNDS FROM OPERATIONS PER SHARE AND OP UNITS                            $   0.67                        $  0.67
                                                                        ========                        =======
Weighted average number of shares outstanding                             19,488                         16,566
Weighted average effect of full conversion of OP units                     2,049                          1,739
                                                                        --------                        -------
Total weighted average shares outstanding, including OP units             21,537                         18,305
                                                                        --------                        -------

(a) Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.

(b) Includes the non-cash effect of straight-line rents of $0.8 million and $0.3 million for the 3rd quarter of 2003 and 2002, respectively.




                                                                                     Nine months ended September 30,
                                                                               2003    per share            2002      per share
                                                                         ----------    ----------         --------    ----------

Net income                                                                $ 184,538      $  9.46           $ 16,347      $ 0.91
        Minority interest in Operating Partnership                            2,099         0.11                714        0.04
        Minority interest in discontinued operations                         18,268         0.94              1,118        0.06
        Gains on sales of interests in real estate                         (11,742)        (0.60)                 -           -
        Gains on dispositions of discontinued operations                  (177,926)        (9.13)            (4,085)      (0.23)
        Depreciation and amortization:
                 Wholly owned and consolidated partnership, net (a)          19,504         1.00              9,146        0.51
                 Unconsolidated partnerships and joint ventures (a)           3,827         0.20              5,815        0.32
                 Discontinued operations                                      2,309         0.12              6,483        0.36
        Prepayment refinancing fee                                                -            -                 77           -
                                                                        -----------   ----------         ----------   ---------
FUNDS FROM OPERATIONS (b)                                                $   40,877       $ 2.10           $ 35,615      $ 1.97
                                                                        ===========   ==========         ==========   =========

FUNDS FROM OPERATIONS PER SHARE AND OP UNITS                                  $2.10                           $1.97
                                                                        ===========                      ==========


Weighted average number of shares outstanding                                17,560                          16,239
Weighted average effect of full conversion of OP units                        1,938                           1,820
                                                                        -----------                      ----------
Total weighted average shares outstanding, including OP units                19,498                          18,059
                                                                        -----------                      ----------

(a) Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
(b) Includes the non-cash effect of straight-line rents of $1.8 million and $0.7 million for the first nine months of 2003 and 2002, respectively.

COMPETITION

         The Company's retail properties compete with other retail properties in their trade areas as well as alternative retail formats, including catalogues, home shopping networks and internet commerce. Economic factors, such as employment trends and the level of interest rates, impact shopping center sales. Some of our properties are of the same type and are within the same market area as other competitive properties. This results in competition for both acquisition of prime sites and for tenants to occupy the space that we and our competitors develop and manage. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain.

SEASONALITY

         The retail real estate industry is seasonal. Shopping center leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season.

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

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, together with other statements and information publicly disseminated by the Company, contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends, and other matters that are not historical facts. These forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties, and changes in circumstances that may cause future events, achievements, or results to differ materially from those expressed or implied by the forward-looking statement. Factors that may cause the Company's actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to:

      o the timing and full realization of the expected benefits from any pending or proposed transactions;
      o the cost, timing and difficulty of integrating the properties acquired or to be acquired into the Company's business; and
      o greater than expected operating costs, financing costs and business disruption associated with pending or proposed transactions, including without limitation, difficulties in maintaining relationships with employees and tenants following the consummation of the transactions.

In addition, the Company's business may be affected by uncertainties affecting real estate businesses generally including, among other factors:

      o general economic, financial, and political conditions, including the possibility of war or terrorist attacks;
      o  changes in local market conditions or other competitive factors;
      o existence of complex regulations, including those relating to the Company's status as a REIT, and the adverse consequences if the Company were to fail to qualify as a REIT;
      o  risks relating to construction and development activities;
      o the Company's ability to maintain and increase property occupancy and rental rates;
      o dependence on the Company's tenants' business operations and their financial stability;
      o  possible environmental liabilities;
      o  financing risks;
      o the Company's ability to raise capital through public and private offerings of debt and/or equity securities and the availability of adequate funds at reasonable cost; and
      o  the Company's short and long-term liquidity position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to interest rate changes through its variable rate debt as well as through the refinancing risk on its fixed rate debt. During 2003, the Company acquired six retail properties from The Rouse Company and the remaining partnership interest in a seventh retail property, resulting in a $406.7 million increase in mortgage debt. As of September 30, 2003, the Company's consolidated debt portfolio consisted of $620.5 million in fixed mortgage notes. The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market interest rates in light of the transactions described above.

         Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position. The sensitivity analysis related to the fixed debt portfolio assumes an immediate increase in interest rates of 100 basis points from their actual September 30, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $24.7 million at September 30, 2003. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $26.2 million at September 30, 2003.

         The Company may attempt to limit its exposure to some or all of these market risks through the use of various financial instruments. These activities are discussed in further detail in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Report on Form 8-K filed on August 12, 2003.

Item 4.  CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003, and have concluded as follows:

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         In April 2002, a joint venture, of which a subsidiary of the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Company's Christiana Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

Item 2. Changes in Securities and Use of Proceeds

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

       During the third quarter of 2003, the Company issued the following shares in return for an equal number of Units tendered for redemption by limited partners of the Operating Partnership:

      o 10,000 shares on July 8, 2003 in redemption of Class A Units tendered by a former affiliate of TRO; and
      o 62,724 shares on September 15, 2003 in redemption of Class B Units tendered by a partner of New Castle Associates.

       In addition, on September 15, 2003, the Operating Partnership issued 71,967 Class B Units in connection with the acquisition of an option to purchase a parcel of land and improvements.

       All of the forgoing Units and shares were issued under exemptions from registration provided by Section 4 (2) of the Securities Act of 1933 and Regulation D promulgated under the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                4.1 Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P., dated May 13, 2003


               31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

               31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

               32.1   Section 1350 Certification of Chief Executive Officer

               32.2   Section 1350 Certification of Chief Financial Officer


         (b) Reports on Form 8-K

             During the quarter ended September 30, 2003, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

      o filed on August 8, 2003, Items 2 and 7 - Amending Form 8-K dated May 30, 2003.
      o filed on August 11, 2003, Item 12 - Furnishing the 2003 second quarter earnings release.
      o  filed on August 12, 2003, Item 5 - Containing reissued Items of Form
         10-K.
      o filed on August 15, 2003, Item 5 - Containing information relating to the Company's proposed merger with Crown American Realty Trust.
      o filed on August 18, 2003, Item 12 - Furnishing quarterly supplemental disclosure.
      o filed on August 21, 2003 (amended August 25, 2003), Item 5 - Containing information relating to the Company's equity offering.
      o filed on September 17, 2003, Items 2 and 7 - Containing information regarding the Willow Grove acquisition.
      o filed on September 26, 2003, Item 7 - Amending Form 8-K dated April 28, 2003.
      o filed on September 29, 2003, Items 2 and 7 - Amending Form 8-K dated May 30, 2003.

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


                                   By /s/ Ronald Rubin
                                      -----------------------------------
                                      Ronald Rubin
                                      Chief Executive Officer


                                   By /s/ Edward A. Glickman
                                      -----------------------------------
                                      Edward A. Glickman
                                      Executive Vice President and
                                      Chief Financial Officer


                                   By /s/ David J. Bryant
                                      -----------------------------------
                                      David J. Bryant
                                      Senior Vice President and Treasurer
                                      (Principal Accounting Officer)

                                  Exhibit Index


Exhibit
Number   Description
-------  -----------

 4.1 Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates, L.P., dated May 13, 2003
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer