Form 10-K
period 2003-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2004-03-15
CIK 77281

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________to ____________

                           Commission File No. 1-6300

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
             (Exact name of Registrant as specified in its charter)

              Pennsylvania                                      23-6216339
     (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                        Identification No.)

                   The Bellevue                                   19102
                   200 S. Broad St.                             (Zip Code)
              Philadelphia, Pennsylvania
        (Address of principal executive offices)

Registrant's telephone number, including area code:  (215) 875-0700

Securities Registered Pursuant to Section 12(b) of the Act:

               Title of each class                                                    Name of each exchange on which  registered
               -------------------                                                    ------------------------------------------
(1) Shares of Beneficial Interest, par value $1.00 per share                          New York Stock Exchange

(2) Rights to Purchase Shares of Beneficial Interest                                  New York Stock Exchange

(3) 11% Non-Convertible Senior Preferred Shares, par value $0.01 per share            New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value, as of June 30, 2003, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was $481,726,008. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 1, 2004, 35,755,010 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement for its 2004 Annual Meeting are incorporated by reference in Part III of this Form 10-K.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                                   Page
FORWARD LOOKING STATEMENTS                                                                                         1

PART I

Item 1.    Business                                                                                                2

Item 2.    Properties                                                                                              26

Item 3.    Legal Proceedings                                                                                       26

Item 4.    Submission of Matters to a Vote of Security Holders                                                     26

PART II

Item 5.    Market for Our Common Equity and Related Shareholder Matters                                            27

Item 6.    Selected Financial Data                                                                                 29

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                   30

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                              50

Item 8.    Financial Statements and Supplementary Data                                                             51

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    51

Item 9A.   Controls and Procedures                                                                                 52

PART III

Item 10.   Trustees and Executive Officers of the Trust                                                            53

Item 11.   Executive Compensation                                                                                  53

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters          53

Item 13.   Certain Relationships and Related Transactions                                                          53

Item 14.   Principal Accountant Fees and Services                                                                  53

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                         54

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K for the year ended December 31, 2003, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that may cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business may be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

         o our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

         o dependence on our tenants' business operations and their financial stability;

         o possible environmental liabilities;

         o our ability to raise capital through public and private offerings of debt and/or equity securities and other financing risks, including the availability of adequate funds at reasonable cost; and

         o our short- and long-term liquidity position.

         Additional factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled "Item 1. Business - Risk Factors." We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements to reflect new information, to reflect future events or otherwise.

                                     PART I

Item 1.  Business.


Overview

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 33.4 million square feet, of which we and our joint venture partners own approximately 26.5 million square feet. Our portfolio currently consists of 58 properties in 14 states and includes 40 shopping malls, 14 strip and power centers and four industrial properties.

         In 1997, we completed a series of related transactions through which we formed PREIT Associates, L.P. as our operating partnership and acquired the interests of former affiliates of The Rubin Organization in three existing shopping centers, two shopping centers then under construction and the pre-development rights in additional proposed shopping centers. Also, as part of the acquisition of The Rubin Organization, PREIT-RUBIN, Inc. was formed to serve as our property management subsidiary. In addition, much of The Rubin Organization's management team, including Ronald Rubin, our chairman and chief executive officer, joined our management team.

         In 2003, we transformed our strategic focus to the retail sector by changing our portfolio of properties from 22 retail properties and 19 multifamily properties as of December 31, 2002, to 54 retail properties as of December 31, 2003. We accomplished this strategic transformation to the retail sector by completing the following transactions in 2003:

         o merged with Crown American Realty Trust, which owned 26 shopping malls and a 50% interest in Palmer Park Mall in Easton, Pennsylvania through a pre-existing joint venture with us;

         o acquired six shopping malls in the Philadelphia area from The Rouse Company;

         o acquired our partner's 70% share in Willow Grove Park, Willow Grove, Pennsylvania;

         o acquired a 6.08 acre parcel adjacent to Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania;

         o disposed of our 19 property multifamily portfolio;

         o issued 6,325,000 common shares through a public offering;

         o completed a $500 million unsecured revolving Line of Credit; and

         o completed mortgage financing transactions on Dartmouth Mall, Dartmouth, Massachusetts, and Moorestown Mall, Moorestown, New Jersey.


         In addition to owning, managing and developing our own properties, we also provide management, leasing and development services to affiliated and third-party property owners with respect to 13 retail properties containing approximately 3.8 million square feet and four office buildings containing approximately 0.9 million square feet.

         Our primary business objective is to produce long-term profitability for our shareholders. We expect to achieve this objective through a focus on the selective acquisition, development, redevelopment, renovation, management and expansion of income-producing real estate properties consisting almost entirely of regional retail properties. In addition, we also may pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, to reinvest in other real estate assets and developments and for other corporate purposes. We also intend to continue to seek to acquire and develop high quality, well-located retail properties with strong prospects for future cash flow growth and capital appreciation, particularly where our management and leasing capabilities can enhance the value of these properties.

         Our principal executive offices are located at The Bellevue, 200 S. Broad Street, Philadelphia, Pennsylvania 19102. We maintain a website with the address www.preit.com. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as practicable after filing with the SEC, copies of our most recently filed Annual Report on Form 10-K and all Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed during each year, including all amendments to these reports. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics (which include the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for the audit, nominating and governance, and compensation committees of our board of trustees are available free of charge on our website, as well as in print to any shareholder upon request. We intend to comply with the requirements of new Item 10 of Form 8-K, regarding amendments to and waivers under the code of business conduct and ethics applicable to our chief executive officer, principal financial officer, and principal accounting officer, by providing such information on our website within five days of effecting any amendment to or granting any waiver under the code, and we will maintain such information on our website for at least twelve months.

Ownership Structure

         We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2003, held a 90.9% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We provide our management, leasing and development services through two wholly-owned subsidiaries, PREIT Services, LLC and PREIT-RUBIN, Inc. PREIT Services develops and manages our wholly-owned properties. PREIT-RUBIN is a taxable REIT subsidiary, as defined by federal tax laws, which means it is capable of offering an expanded menu of services to tenants without jeopardizing our continued qualification as a real estate investment trust. PREIT-RUBIN develops and manages properties that we own interests in through joint ventures with third parties, as well as properties that are owned by third parties in which we do not have an interest.

         The following is a diagram of our structure as of December 31, 2003:

                                   +-------------------------------+
                                   |   Pennsylvania Real Estate    |
                                   |     Investment Trust (1)      |
                                   +-------------------------------+
                                                   |90.9%
                                                   |
                                                   |
                                                   |
                                                   |                            +-------------------+
                                                   |                            |     Minority      |
                                                   |                            |     Limited       |
                                                   |                 9.1%-------|     Partners      |
                                                   |                 |          +-------------------+
                                                   |                 |
                                                   |                 |
                                                   |                 |
                                                   |                 |
                                                   |                 |
                                                   |                 |
                                                   |                 |
                                                   |                 |
                                                   |                 |
                             +---------------------------------------+
   +-------------------------|     PREIT Associates, L.P.            |-------------------+
   |                         +---------------------------------------+                   |
   |                                               |                                     |
   |                                               |                                     |
   |                                               |                                     |
   |                                               |                                     |
+-----------------------+               +---------------------------+         +---------------------+
|       PREIT           |               |                           |         |      PREIT-         |
|   Services, LLC       |               |   58 Properties (2)       |         |      RUBIN, Inc.    |
+-----------------------+               +---------------------------+         +---------------------+


(1) Sole general partner and a limited partner of PREIT Associates.

(2) We own our interests in these 58 properties through various ownership structures. We own interests in some of these properties directly and have pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates' direct or indirect economic interest in the rest of the 58 properties ranges from 40% to 100%.

2003 Strategic Transformation to Retail Sector

         Merger with Crown American Realty Trust

         On November 20, 2003, we merged with Crown American Realty Trust ("Crown"). Through the merger and related transactions, we acquired 26 regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.

         In connection with the merger:

         o we issued 0.3589 shares for each outstanding Crown share in a tax-free, share-for-share transaction;

         o we issued one newly-created 11% non-convertible senior preferred share for each outstanding Crown preferred share;

         o PREIT Associates issued 0.2053 units of limited partnership interest for each outstanding Crown partnership unit; and

         o we issued replacement options or warrants to purchase a number of shares equal to the number of Crown common shares or Crown partnership units that could have been purchased under outstanding Crown options or warrants multiplied by 0.3589 and the exercise price of each such replacement option or warrant equals the exercise price of the original option or warrant divided by 0.3589.

         In connection with the merger, we assumed Crown's mortgage debt, which aggregated approximately $596.7 million. In addition, we repaid all of the approximately $154.9 million of indebtedness outstanding under Crown's line of credit facility with GE Capital Corporation, using borrowings under our new $500 million credit facility described below.

         As of the date of this report, we are marketing for sale the following six properties that we acquired from Crown in the merger: Bradley Square Mall, Cleveland, Tennessee; Martinsburg Mall, Martinsburg, West Virginia; Mount Berry Square Mall, Rome, Georgia; Schuylkill Mall, Frackville, Pennsylvania; Shenango Valley Mall, Sharon, Pennsylvania; and West Manchester Mall, York, Pennsylvania.

         Rouse Shopping Mall Acquisition

         In April 2003, we acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse"). In a related transaction, in June 2003, we acquired Echelon Mall and Plymouth Meeting Mall from Rouse. Additionally, in June 2003, we acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, we also acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased our ownership interest to approximately 73%. We also obtained an option to acquire the remaining ownership interests in New Castle Associates.

         The aggregate purchase price for our acquisition of the five shopping malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for our interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of PREIT's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $276.6 million in non-recourse mortgage debt and the issuance of $35.0 million in units of limited partnership interest in PREIT Associates. All of the units were or will be issued as part of the consideration for our acquisition of our interest in New Castle Associates. One of the partners of New Castle Associates, Pan American Associates, the former sole general partner and one of the remaining limited partners of New Castle Associates, is controlled by Ronald Rubin, our chairman and chief executive officer, and George Rubin, a trustee of PREIT and president of our management subsidiaries, PREIT-RUBIN and PREIT Services. Certain former partners of New Castle Associates not affiliated with us exercised their special right to redeem their units at closing, and we paid to those partners an aggregate of $7.7 million in cash.

         A special committee of our board of trustees was formed to consider the fairness of the New Castle Associates contribution transaction (including the relevant elements of the Rouse transaction). The special committee, which was comprised of all of PREIT's independent trustees at that time, approved those transactions.

         We financed the cash portion of the purchase price by borrowing $175 million under an unsecured acquisition credit facility with Wells Fargo, National Association that has been repaid in full, and through financing transactions with respect to Dartmouth Mall in Dartmouth, Massachusetts and Moorestown Mall in Moorestown, New Jersey that yielded $74.2 million of net cash proceeds after repayment of existing mortgage debt on Moorestown Mall. The term of the mortgage on each of Dartmouth Mall and Moorestown Mall is ten years, with amortization on a 30 year basis, at an interest rate of 4.95%.

         Willow Grove Acquisition

         We entered into a joint venture with Pennsylvania State Employee Retirement System ("PaSERS") in February 2000 to acquire Willow Grove Park, a shopping mall in Willow Grove, Pennsylvania. Our interest was 0.01% at the time we entered the partnership that owns the property. Effective November 2001, we increased our ownership in the partnership that owns the property to 30%. In September 2003, we acquired the remaining 70% limited partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which we paid using a portion of the net proceeds of our August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest) with an interest rate of 8.39% maturing in March 2006.

         IKEA Transaction

         In September 2003, we acquired from IKEA USA a 6.08 acre parcel containing a vacant, 160,000 square foot, two-story building adjacent to Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania. The purchase price for the parcel was $15.8 million, which included $13.5 million in cash that we paid to IKEA USA using a portion of the net proceeds of our equity offering described below, and approximately 72,000 units of limited partnership interest in PREIT Associates paid to affiliates of O'Neill Properties Group, L.P., which held an option to acquire the parcel.

         Multifamily Portfolio Disposition

         In May and July 2003, we sold our 15 wholly-owned multifamily properties to an affiliate of Morgan Properties, Ltd. for a total of $392.1 million, including $185.3 million of assumed indebtedness. We also sold our 50% interest in four joint venture multifamily properties for an aggregate of $24.4 million, including $13.3 million in assumed debt. The sale of our wholly-owned multifamily portfolio was designed to meet the requirements of Section 1031 of the Internal Revenue Code for a tax-deferred exchange for certain of the retail properties acquired from Rouse. A substantial portion of the proceeds of the sale was used to pay off amounts borrowed under an acquisition credit facility used to finance the acquisition from Rouse described above.

         New Credit Facility

         In November 2003, we entered into a new $500 million unsecured revolving line of credit, with an option to increase the credit facility to $650 million under prescribed conditions. The credit facility bears interest at an annual rate between 1.5% and 2.5% over LIBOR based on our leverage. The availability of funds under the credit facility is subject to our compliance with financial and other covenants and agreements. The credit facility has a term of three years with an additional one year extension provided that there is no event of default at that time. As of December 31, 2003, the outstanding balance under our new credit facility was $170.0 million. These borrowings were used to pay off the $154.9 million outstanding under Crown's line of credit facility, as described above, and to pay transaction costs.

         Equity Offering

         In August 2003, we issued 6,325,000 common shares in a public offering at $29.75 per share. We received net proceeds from the offering of approximately $183.9 million after deducting payment of the underwriting discount of $0.25 per share and offering expenses. We used approximately $94.9 million to repay amounts outstanding under our line of credit, $45.5 million of the net proceeds for the Willow Grove acquisition described above, and approximately $13.5 million for the acquisition of a parcel of land from IKEA. We used the remainder of the net proceeds for working capital purposes.

Properties

         In 2003 we had four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. During 2003, we sold the properties that made up the multifamily segment. Revenues, operating income or loss and other information on each of our reportable segments are set forth in Note 12 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

         All information regarding our properties is as of December 31, 2003.

         Retail Properties

         As of December 31, 2003, we had interests in 54 retail properties containing an aggregate of approximately 26.5 million square feet. PREIT Services currently manages 45 of these properties, all of which are wholly-owned by the Company. PREIT-RUBIN manages two of the properties, each of which is owned by a joint venture in which the Company is a party. The remaining seven properties also are owned by joint ventures in which the Company is a party and are managed by our joint venture partners, or by an entity we or our joint venture partners designate, and in many instances a change in the management of the property requires the concurrence of both partners. Thirty-two of the 54 retail properties (containing an aggregate of approximately 16.3 million square feet) are located in Pennsylvania, five (containing an aggregate of approximately 2.7 million square feet) are located in New Jersey, three (containing an aggregate of approximately 2.0 million square feet) are located in Maryland, two (containing an aggregate of approximately 0.7 million square feet) are located in South Carolina, two (containing an aggregate of approximately 0.9 million square feet) are located in Virginia, two (containing an aggregate of approximately 1.0 million square feet) are located in West Virginia, and one is located in each of Alabama, Delaware, Florida, North Carolina, Georgia, Tennessee, Massachusetts and Wisconsin (containing an aggregate of approximately 2.9 million square feet).

The following table presents information regarding our retail properties as of December 31, 2003.

                             PREIT's                                                        % of Owned Square Feet
                            Ownership        Total            Owned         Year Built or        Leased as of
Property/Location(1)         Interest     Square Feet(2)   Square Feet(2)    Renovated     December 31, 2003(2),(3)   Anchors(4)
---------------------        -------      --------------   --------------   ------------- -------------------------  ------------
Pennsylvania

Beaver Valley Mall             100%         1,162,746          957,976          1991                90.1%            Boscov's
Monaca, PA                                                                                                           J.C. Penney
                                                                                                                     Sears
                                                                                                                     Kaufmann's

Capital City Mall               89%(7)        608,621          488,621          1998                99.3%            Sears
Harrisburg, PA                                                                                                       J.C. Penney
                                                                                                                     Hecht's

Chambersburg Mall               89%(7)        454,608          454,608          1982                93.7%            Bon-Ton
Chambersburg, PA                                                                                                     Value City
                                                                                                                     Sears
                                                                                                                     J.C. Penney

Creekview Shopping             100%           425,002          136,086          2001               100.0%            Target
Center                                                                                                               Lowe's
Warrington, PA                                                                                                       Genuardi's

Crest Plaza Shopping           100%           249,122          105,992          1991                85.8%            Weis Market
Center                                                                                                               Target
Allentown, PA

Exton Square Mall              100%         1,086,954          809,486          2000                94.2%            Boscov's
Exton, PA                                                                                                            J.C. Penney
                                                                                                                     Kmart
                                                                                                                     Sears
                                                                                                                     Strawbridge's

Festival at Exton              100%           145,003          145,003          1991                95.5%            Sears Hardware
Exton, PA                                                                                                            Clemen's

Laurel Mall                     40%           557,106          557,106          1995                98.3%            Boscov's
Hazelton, PA                                                                                                         Kmart
                                                                                                                     J.C. Penney


Lehigh Valley Mall              50%         1,055,339          683,353          1996                91.8%            J.C. Penney
Allentown, PA                                                                                                        Strawbridge's
                                                                                                                     Macy's

Logan Valley Mall               89%(7)        781,634          781,634          1997                98.1%            Kaufmann's
Altoona, PA                                                                                                          Sears
                                                                                                                     J.C. Penney

                               PREIT's                                                      % of Owned Square Feet
                              Ownership       Total            Owned        Year Built or        Leased as of
Property/Location(1)          Interest     Square Feet(2)   Square Feet(2)   Renovated     December 31, 2003(2),(3)   Anchors(4)
---------------------          -------     --------------   --------------  ------------- -------------------------  ------------
Lycoming Mall                   89%(7)        782,691          662,691          1990                91.9%            J.C. Penney
Williamsport, PA                                                                                                     Bon-Ton
                                                                                                                     Sears
                                                                                                                     Value City
                                                                                                                     Kaufmann's(5)

Metroplex Shopping              50%           778,190          477,461          2001               100.0%            Target
Center                                                                                                               Lowe's
Plymouth Meeting, PA                                                                                                 Giant

Nittany Mall                    89%(7)        532,079          437,079          1990                94.4%            Bon-Ton
State College, PA                                                                                                    J.C. Penney
                                                                                                                     Sears
                                                                                                                     Kaufmann's(5)

Northeast Tower Center         100%           477,220          438,542       1997/1998             100.0%            Home Depot
Philadelphia, PA                                                                                                     Dick's Sporting
                                                                                                                       Goods
                                                                                                                     Pet Smart
                                                                                                                     Wal-Mart

North Hanover Mall              89%(7)        449,186          449,186          1999                93.7%            J.C. Penney
Hanover, PA                                                                                                          Sears
                                                                                                                     Bon-Ton
                                                                                                                     Black Rose
                                                                                                                       Antiques

Palmer Park Mall               100%           446,172          446,172          1998                98.5%            Bon-Ton
Easton, PA                                                                                                           Boscov's

Paxton Towne Centre            100%           717,541          444,483          2001                92.1%            Target
Harrisburg, PA                                                                                                       Kohl's
                                                                                                                     Weis
                                                                                                                     Costco

Plymouth Meeting Mall          100%           973,119          758,484          1999                73.8%            AMC Theater
Plymouth Meeting, PA                                                                                                 Boscov's
                                                                                                                     Strawbridge's

Red Rose Commons                50%           463,042          263,452          1998                99.2%            Weis Market
Lancaster, PA                                                                                                        Home Depot

                              PREIT's                                                      % of Owned Square Feet
                             Ownership       Total            Owned        Year Built or        Leased as of
Property/Location(1)         Interest     Square Feet(2)   Square Feet(2)   Renovated     December 31, 2003(2),(3)   Anchors(4)
---------------------         -------     --------------   --------------  ------------- -------------------------  ------------
Schuylkill Mall                 89%(7)        726,778          665,862          1991                77.2%            Kmart
Frackville, PA                                                                                                       Sears
                                                                                                                     Bon-Ton
                                                                                                                     Black Diamond
                                                                                                                       Antiques

Shenango Valley Mall            89%(7)        528,105          528,105          1997                92.5%            J.C. Penney
Sharon, PA                                                                                                           Sears
                                                                                                                     Kaufmann's

South Mall                      89%(7)        403,535          403,535          1992                95.7%            Bon-Ton
Allentown, PA                                                                                                        Stein Mart
                                                                                                                     Steve & Barry's

Springfield Park I & II(6)      50%           272,500          126,831          1963                90.9%            Target
Springfield, PA                                                                 1997                                 Bed, Bath &
                                                                                1998                                 Beyond
                                                                                                                     LA Fitness

The Court at                    50%           704,486          456,862          1996                97.1%            Dick's Sporting
Oxford Valley                                                                                                          Goods
Langhorne, PA                                                                                                        Best Buy
                                                                                                                     Linens N Things

The Gallery at                 100%           192,552          192,552          1983                94.6%            Kmart
Market East                                                                                                          Strawbridge's
Philadelphia, PA

Uniontown Mall                  89%(7)        698,417          698,417          1990                96.1%            Value City
Uniontown, PA                                                                                                        Sears
                                                                                                                     Roomful Express
                                                                                                                       Furniture
                                                                                                                     J.C. Penney
                                                                                                                     Teletech
                                                                                                                     Bon-Ton

                               PREIT's                                                      % of Owned Square Feet
                              Ownership       Total            Owned        Year Built or        Leased as of
Property/Location(1)          Interest     Square Feet(2)   Square Feet(2)   Renovated     December 31, 2003(2),(3)   Anchors(4)
---------------------          -------     --------------   --------------  ------------- -------------------------  ------------
Viewmont Mall                   89%(7)        743,666          623,666          1996                99.1%            J.C. Penney
Scranton, PA                                                                                                         Sears
                                                                                                                     Kaufmann's

Washington Crown                89%(7)        673,593          533,498          1999                93.0%            Sears
Center                                                                                                               Bon-Ton
Washington, PA                                                                                                       Kaufmann's
                                                                                                                     Gander

West Manchester Mall            89%(7)        701,924          582,156          1995                80.8%            Bon-Ton
York, PA                                                                                                             Value City
                                                                                                                     Wal-Mart
                                                                                                                     Hecht's

Whitehall Mall                  50%           533,721          533,721          1998                97.6%            Sears
Allentown, PA                                                                                                        Kohl's
                                                                                                                     Bed, Bath
                                                                                                                       & Beyond

Willow Grove Park              100%        1,206,369          564,508        1982/2001              96.2%            Sears
Willow Grove, PA                                                                                                     Bloomingdales
                                                                                                                     Strawbridge's
                                                                                                                     Macy's

Wyoming Valley Mall             89%(7)        911,062          911,062          1995                98.0%            Bon-Ton
Wilkes-Barre, PA                                                                                                     J.C. Penney
                                                                                                                     Kaufmann's
                                                                                                                     Sears

Maryland

Francis Scott Key Mall         100%           709,581          570,248          1991                96.1%            J.C. Penney
Frederick, MD                                                                                                        Sears
                                                                                                                     Value City
                                                                                                                     Hecht's

                               PREIT's                                                      % of Owned Square Feet
                              Ownership       Total            Owned        Year Built or        Leased as of
Property/Location(1)          Interest     Square Feet(2)   Square Feet(2)   Renovated     December 31, 2003(2),(3)   Anchors(4)
---------------------          -------     --------------   --------------  ------------- -------------------------  ------------
Prince Georges Plaza           100%           752,953          752,953          1990                88.8%            J.C. Penney
Hyattsville, MD                                                                                                      Hecht's


Valley Mall                    100%           893,720          650,320          1999                99.4%            J.C. Penney
Hagerstown, MD                                                                                                       Bon Ton
                                                                                                                     Sears
                                                                                                                     Hecht's

New Jersey

Cherry Hill Mall                73%         1,274,293          533,523          1990                93.6%            J.C. Penney
Cherry Hill, NJ                                                                                                      Macy's
                                                                                                                     Strawbridge's

Echelon Mall                   100%         1,141,217          744,434          1998                41.2%            Boscov's
Voorhees, NJ                                                                                                         Strawbridge's

Moorestown Mall                100%         1,055,746          734,546          2000                96.2%            Boscov's
Moorestown, NJ                                                                                                       Lord & Taylor
                                                                                                                     Sears
                                                                                                                     Strawbridge's

Phillipsburg Mall              100%           552,466          552,466          2003                74.8%            Sears
Phillipsburg, NJ                                                                                                     Bon-Ton
                                                                                                                     J.C. Penney
                                                                                                                     Kohl's

Rio Mall                        60%           165,583          165,583          1999                99.6%            Kmart
Rio Grande, NJ                                                                                                       Staples

North Carolina

Jacksonville Mall              100%           474,442          474,442          1998                98.5%            J.C. Penney
Jacksonville, NC                                                                                                     Belk Rhodes
                                                                                                                     Sears

                             PREIT's                                                      % of Owned Square Feet
                            Ownership       Total            Owned        Year Built or        Leased as of
Property/Location(1)        Interest     Square Feet(2)   Square Feet(2)   Renovated     December 31, 2003(2),(3)   Anchors(4)
---------------------        -------     --------------   --------------  ------------- -------------------------  ------------
Virginia

New River Valley Mall        100%           428,155          428,155          1988                94.5%            Belk Rhodes
Christiansburg, VA                                                                                                 J.C. Penney
                                                                                                                   Sears
                                                                                                                   Peebles

Patrick Henry Mall           100%           640,375          500,375          1999                99.1%            Dillard's Mens
Newport News, VA                                                                                                   Dillard's Womens
                                                                                                                   J.C. Penney
                                                                                                                   Hecht's

Georgia

Mount Berry Square           100%           478,059          478,059          1991                88.6%            J.C. Penney
Rome, GA                                                                                                           Belk Rhodes
                                                                                                                   Sears
                                                                                                                   Proffitt's

Tennessee

Bradley Square               100%           381,306          381,306          2000                87.9%            Sears
Cleveland, TN                                                                                                      J.C. Penney
                                                                                                                   Proffitt's
                                                                                                                   Kmart

West Virginia

Crossroads Mall              100%           450,083          450,083          1981                94.6%            J.C. Penney
Beckley, WV                                                                                                        Sears
                                                                                                                   Belk Rhodes

Martinsburg Mall             100%           552,497          552,497          1998                94.7%            J.C. Penney
Martinsburg, WV                                                                                                    Sears
                                                                                                                   Wal-Mart
                                                                                                                   Bon-Ton

Alabama

Wiregrass Commons            100%           634,648          231,485          1999                82.9%            Dillard's
Mall                                                                                                               J.C. Penney
Dothan, AL                                                                                                         McRaes
                                                                                                                   Parisian, Inc.

                               PREIT's                                                      % of Owned Square Feet
                              Ownership       Total            Owned        Year Built or        Leased as of
Property/Location(1)          Interest     Square Feet(2)   Square Feet(2)   Renovated     December 31, 2003(2),(3)   Anchors(4)
---------------------          -------     --------------   --------------  ------------- -------------------------  ------------
Wisconsin

Valley View Mall               100%           589,131          334,535          2001                94.7%            Marshall Fields
La Crosse, WI                                                                                                        Herberger's
                                                                                                                     J.C. Penney
                                                                                                                     Sears

Delaware

Christiana Power               100%           302,409          302,409          1998                100.0%           Costco
Center Phase I                                                                                                       Dick's Sporting
Newark, DE                                                                                                             Goods

South Carolina

The Commons at                 100%           230,644          104,444          2002                97.6%            Goody's Family
Magnolia                                                                                                               Clothings
Florence, SC                                                                                                         Target

Magnolia Mall                  100%           562,696          562,696          1992                94.2%            J.C. Penney
Florence, SC                                                                                                         Sears
                                                                                                                     Belk
                                                                                                                     Best Buy

Florida

South Blanding Village         100%           106,657          106,657          1986                97.4%            Food Lion
Jacksonville, FL                                                                                                     Staples

Massachusetts

Dartmouth Mall                 100%           616,692          616,692          2000                81.4%            J.C. Penney
Dartmouth, MA                                                                                                        Sears
                                           ----------       ----------                              -----
Total                                      33,435,436       26,546,098                              91.5%(8)

(1) The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2) Total square feet includes space owned by tenants; owned square feet and percentage leased exclude space owned by tenants and percentage leased excludes space occupied by tenants with original leases of less than one year (temporary tenants).
(3) Includes both tenants in occupancy and tenants that have signed leases but have not yet taken occupancy as of December 31, 2003.
(4) Includes tenants that own their own space and do not pay rent.
(5) Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.
(6) With respect to Phase I, we have an undivided one-half interest in one of these floors of a free-standing department store.
(7) PREIT has an 89% ownership interest and a 99% economic interest in these properties.
(8) Magnolia Mall and Prince George's Plaza are classified as redevelopment properties and are not included in the weighted average percent of owned square feet leased at December 31, 2003.

The following table presents information regarding the primary tenants in our retail properties as of December 31, 2003.




                                                    Percentage Rent or
                                                       Common Area
                                      Fixed          Costs In Lieu of                                 GLA of
                                      Rent             Fixed Rent                                     Stores          Annualized
           Primary Tenant      (Number of Stores)  (Number of Stores)        Total Stores             Leased          Base Rent (1)
           --------------       -----------------  ------------------        ------------             ------          -----------
The Gap, Inc./Old Navy                55                  3                      58                   680,011         $11,910,516

The Limited Stores, Inc.              81                  21                     102                  544,016          10,166,648

JC Penney                             28                  5                      33                 2,893,720           7,310,713

Sears                                 30                  3                      33                 3,432,057           6,414,645

Footlocker, Inc.                      64                  3                      67                   355,189           5,690,447

Zales                                 89                  -                      89                    70,394           4,884,446

Hallmark Cards, Inc.                  57                  2                      59                   207,855           4,346,033

Trans World Entertainment             39                  -                      39                   175,350           3,826,746

Kay Jewelers                          40                  -                      40                    55,625           3,459,089

Borders                               35                  1                      36                   193,917           3,410,686

Bon-Ton                               17                  1                      18                 1,284,678           3,394,099

American Eagle Outfitters             30                  2                      32                   156,013           3,383,684

KB Toys, Inc. (2)                     34                  6                      40                   166,224           2,875,859

Shoe Show, Inc.                       36                  -                      36                   176,085           2,732,147

Regis Corp.                           82                  -                      82                    95,502           2,696,101

Boscov's                              6                   1                       7                 1,308,706           2,695,972

Sun Capital Partners                  25                  2                      27                    91,171           2,575,483

Payless Shoe Source                   40                  5                      45                   148,540           2,561,611

Charming Shoppes, Inc.                27                  4                      31                   216,259           2,458,806

Luxottica Retail Group                39                  -                      39                    79,376           2,424,788
                                                                                                   ----------         -----------
Total                                                                                              12,330,688         $89,218,519
                                                                                                   ==========         ===========

(1) Includes PREIT's proportionate share of tenant rents from joint venture properties based on PREIT's ownership percentage in the respective joint venture. Annualized base rent was calculated based only on fixed monthly rents as of December 31, 2003.

(2) KB Toys, Inc. filed for bankruptcy protection (chapter 11) in January 2004. Six of PREIT's locations, with an aggregate of 21,788 square feet and $338,469 of annualized base rents, are on the store closing list submitted by KB Toys, Inc.

The following table presents, as of December 31, 2003, scheduled lease expirations with respect to our retail properties for the next 10 years:

                                                                                                              Percentage
                                                                                                               of Total
                                                   Annualized     Approximate           Average Base         Leased GLA (1)
                                   Number of        Base Rent         GLA              Rent Per Square       Represented By
  For the                           Leases        of Expiring     of Expiring              Foot of             Expiring
  Year Ending December 31,         Expiring          Leases          Leases            Expiring Leases          Leases
------------------------------    -----------     ------------     ----------          ---------------      ----------------
2003 and prior (2)                      34        $  1,209,363        168,526             $ 7.18                 0.69%
2004                                   517          20,813,500      1,678,493              12.40                 6.88%
2005                                   466          28,377,552      2,934,932               9.67                12.03%
2006                                   454          28,378,579      2,588,224              10.96                10.61%
2007                                   415          24,127,077      2,066,617              11.67                 8.47%
2008                                   382          27,092,997      2,222,796              12.19                 9.11%
2009                                   324          22,644,418      1,872,868              12.09                 7.68%
2010                                   339          26,575,836      1,760,282              15.10                 7.21%
2011                                   255          24,164,103      2,255,425              10.71                 9.24%
2012                                   201          18,957,943      1,360,798              13.93                 5.58%
2013                                   185          15,991,805        885,713              18.06                 3.63%
                                     -----        ------------     ----------             ------                -----
Total                                3,572        $238,333,173     19,794,674             $12.04                 81.13%
                                     =====        ============     ==========             ======                =====

(1) Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 24,399,609 square feet.
(2) Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2003.

         Development Properties

         We are involved in a number of development and redevelopment projects that may require us to provide funding. In each case, we will evaluate the financing opportunities available to us at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, our flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in our line of credit, which limit our involvement in joint venture projects. At December 31, 2003, we had approximately $27.4 million committed to construction activities at current development and redevelopment projects. We expect to finance these commitments through our $500 million unsecured credit facility or through short-term construction loans.

         We acquired our rights to one such development property, Christiana Power Center Phase II, when we acquired The Rubin Organization in 1997, and we hold our rights subject to a contribution agreement executed in connection with that acquisition. In addition, this property is the subject of litigation as described in "Item 3. Legal Proceedings."

         Industrial Properties

         We own four industrial properties. We have not acquired any property of this type in over 30 years. We do not consider these properties to be strategically held assets. These properties, in the aggregate, contributed less than 1% of our net rental income for the fiscal year ended December 31, 2003.

         The following table shows information, as of December 31, 2003, regarding these four industrial properties:

                         Year          Percent     Square      Percentage
Property and Location    Acquired      Owned*      Feet        Leased
---------------------    ----------    --------    ---------   ----------
Warehouse
Pennsauken, NJ             1962          100%        12,034      100%

Warehouse
Allentown, PA              1962          100%        16,307      100%

Warehouse
Pennsauken, NJ             1963          100%        29,450      100%

Warehouse and Plant
Lowell, MA                 1963          100%       197,000      100%
                                                    -------
Total                                               254,791
                                                    =======
* By PREIT Associates; we currently own approximately 90.9% of PREIT Associates.

         Right of First Refusal Properties

         In connection with our acquisition of The Rubin Organization in 1997, we obtained rights of first refusal with respect to the interests of some of the former affiliates of The Rubin Organization in the two retail properties listed below:

                                                     Percentage Interest
                           Gross                     Subject to the Right
Property/Location          Leasable Area             of First Refusal
-----------------          -------------             ----------------
Cumberland Mall,           806,000                   50%
Vineland, NJ

Fairfield Mall,            (1)                       50%
Chicopee, MA

(1) The property currently is undergoing a renovation. A portion of the property was sold in 2001. The post-renovation gross leasable area of the remaining property has not been determined.

Acquisition of The Rubin Organization

         Pursuant to a contribution agreement entered into in connection with the Company's 1997 acquisition of The Rubin Organization, the Company issued 200,000 Class A Units in its Operating Partnership, and agreed to issue up to 800,000 additional Class A Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 Class A Units had been issued. The Company also agreed to issue additional Class A Units with respect to development and predevelopment properties acquired in the transaction. A special committee of disinterested members of the Company's Board of Trustees was appointed to determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned and how many Class A Units are payable with respect to the development and predevelopment properties. The special committee and its independent legal and accounting advisors and the former affiliates of The Rubin Organization and their advisors have engaged in discussions concerning the appropriate number of Class A Units to be issued with respect to these matters. The special committee has made a determination, which is being documented currently.

Employees

            We employed approximately 1,012 people on a full-time basis as of December 31, 2003.

RISK FACTORS

Risks Related To Our Properties And Our Business

Our retail properties are concentrated in the Mid-Atlantic region of the United States and adverse market conditions in that region may impact the ability of our tenants to make lease payments and to renew leases, which may reduce the amount of income generated by our properties.

         Our retail properties currently are concentrated in the Mid-Atlantic region of the United States. To the extent adverse conditions affecting retail properties - such as population trends and changing demographics, income, sales and property tax laws, availability and costs of financing, construction costs and weather conditions that may increase energy costs - are particularly adverse in Pennsylvania or in the Mid-Atlantic region, our results of operations will be more notably affected. If the sales of stores operating at our properties were to decline significantly due to economic conditions, the risk that our tenants will be unable to fulfill the terms of their leases or will enter into bankruptcy may increase. In particular, economic and market conditions in the Mid-Atlantic region have a substantial impact on the performance of our anchor and other tenants and may impact the ability of our tenants to make lease payments and to renew their leases. If, as a result of such tenant difficulties, our properties do not generate sufficient income to meet our operating expenses, including debt service, our results of operations would be adversely affected.

Our substantial debt and the dividends payable on our preferred shares may adversely affect our operating results and put us at a competitive disadvantage.

         As a result of our substantial debt obligations, we may not have sufficient cash flow from operations to meet required payments of principal and interest on our debt or to pay distributions on our securities at historical rates, which could affect our ability to qualify as a Real Estate Investment Trust ("REIT") or to make necessary investments in new business initiatives. In addition, increases in interest rates on our existing indebtedness, which includes a significant portion of variable rate debt, would increase our interest expense, which could harm our cash flow and our ability to pay distributions. We also are obligated to pay a quarterly dividend of $1.375 per share to the holders of the 2,475,000 11% preferred shares that we issued in connection with our merger with Crown.

         Our existing indebtedness and the dividends payable on our preferred shares could have negative consequences to our shareholders, including:

         o requiring us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt and dividend payments on our preferred shares rather than for other purposes such as working capital, capital expenditures or dividends on our common shares;

         o harming our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development activities or other general corporate purposes;

         o limiting our flexibility to plan for or react to changes in business and economic conditions; and

         o making us more vulnerable to a downturn in our business or the economy generally.

Our financial covenants may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

         Our existing $500 million credit facility currently requires our operating partnership, PREIT Associates, L.P., to satisfy numerous financial covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants. If we default under this credit facility, the lenders could require us to repay the debt immediately. We rely on borrowings under this credit facility to finance acquisitions, construction of our development properties, renovations and capital improvements to our properties and for working capital. If we are unable to borrow under our credit facility or to arrange for alternative financing, our financial condition and results of operations would be adversely impacted.

We may be unable to manage effectively our rapid growth and expansion in the retail sector, which may result in disruptions to our business.

         We recently completed the acquisition of six shopping malls from The Rouse Company and the acquisition of 26 retail properties through our merger with Crown. The merger requires the integration of two large and complex real estate businesses that formerly operated independently. Following the merger and the related transactions, the gross leasable area of our owned, managed or leased retail properties is significantly higher than it was before the merger and the Rouse shopping mall acquisition. We also recently completed the sale of all 19 properties in our multifamily portfolio.

         The integration efforts required in connection with the Crown merger and the Rouse shopping mall acquisition, together with our continuing efforts to transform our strategic focus to ownership of retail properties, are substantial and may cause disruptions in our operations and divert management's attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. In addition, the Rouse shopping mall acquisition and the Crown merger pose specific risks for our ongoing operations, including that:

         o we may not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits of those transactions;
         o we may not have adequate personnel and financial and other resources to successfully handle our substantially increased operations;
         o we may not be successful in leasing space in properties acquired from Rouse or Crown;
         o the combined portfolio may not perform at the level we anticipate;
         o we may experience difficulties and incur unforeseen expenses in connection with assimilating and retaining Crown employees, assimilating Crown's business and assimilating the properties acquired from Rouse and Crown; and
         o we may experience problems and incur unforeseen expenses in connection with upgrading and expanding our systems and processes as a result of the Rouse shopping mall acquisition and the Crown merger.

         In addition, we expect to make future acquisitions or investments in real properties, other assets and other companies. If we fail to successfully integrate these properties and/or fail to realize the intended benefits of these transactions, our financial condition and results of operations may be materially harmed.

Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements, which could harm our operating results.

         We face competition from similar retail centers that are near our retail properties with respect to the renewal of leases and re-letting of space as leases expire. Any new competitive properties that are developed close to our existing properties also may impact our ability to lease space to creditworthy tenants. Increased competition for tenants may require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements could adversely affect our results of operations. Also, to the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and adversely affect our results of operations.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

         Our properties and any properties we acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property's operating expenses. The properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repair and maintenance costs and administrative expenses. Although some of our properties are leased on terms that require tenants to pay a portion of the expenses associated with the property, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those costs. If we are unable to lease properties on a basis requiring the tenants to pay all or some of the expenses associated with the property, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect our results of operations.

Any tenant bankruptcies or leasing delays we encounter, particularly with respect to our anchor tenants, could adversely affect our operating results and financial condition.

         We receive a substantial portion of our income as rent under long-term leases. At any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Our tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. Any leasing delays, tenant failures to make rental payments when due or tenant bankruptcies could result in the termination of the tenant's lease and, particularly in the case of a key anchor tenant, material losses to us and harm to our results of operations. Some of our tenants occupy stores at multiple locations in our portfolio, and so the impact of any bankruptcy of those tenants may be more significant on us than others. If tenants are unable to comply with the terms of our leases, we may modify lease terms in ways that are unfavorable to us. In addition, under many of our leases, our tenants pay rent based on a percentage of their sales or other operating results. Accordingly, declines in these tenants' performance directly impacts our results of operations.

         In addition to the loss of rental payments from an anchor tenant, a lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants of the same retail center whose leases permit cancellation or rent reduction if an anchor tenant's lease is terminated. In that event, we may be unable to re-lease the vacated space. In addition, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease, which could reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant also could allow other tenants to make reduced rental payments or to terminate their leases at the retail center, which could adversely affect our results of operations.

PREIT-RUBIN manages properties owned by third parties, and the loss, interruption or termination of one or more management contracts could harm our operating results.

         Risks associated with PREIT-RUBIN's management of properties owned by third parties include:

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

         The occurrence of one or more of these events could adversely affect our results of operations.

We may not be successful in identifying suitable acquisitions that meet our criteria, which may impede our growth.

         Integral to our business strategy has been our strategic acquisitions of retail properties. Our ability to expand through acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We analyze potential acquisitions on a property-by-property and market-by-market basis. We may not be successful in identifying suitable real estate properties or other assets in our existing geographic markets or that otherwise meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms. Failures in identifying or consummating acquisitions could reduce the number of acquisitions we complete and slow our growth, which could adversely affect our results of operations.

We face increasing competition for the acquisition of real estate properties and other assets, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

         We compete with many other entities engaged in real estate investment activities for acquisitions of retail shopping centers, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors may drive up the price we must pay for real estate properties, other assets or other companies we seek to acquire or may succeed in acquiring those properties, assets or companies themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced, and shareholders may experience a lower return on their investment.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

         Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

         We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements, and if we cannot do so, we may not be able to sell the property, or may be required to sell the property on unfavorable terms. In acquiring a property, we may agree to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and results of operations.

We have entered into tax protection agreements for the benefit of some limited partners of PREIT Associates, L.P. that may limit our ability to sell some of our properties that we may otherwise want to sell, which could harm our financial condition.

         As the general partner of PREIT Associates, L.P. we have agreed to indemnify certain former property owners who have become limited partners of PREIT Associates, L.P. against tax liability that they may incur if we sell these properties within a certain number of years in a taxable transaction. For example, in connection with our recent merger with Crown American Realty Trust, we agreed with Mark E. Pasquerilla and entities affiliated with him not to dispose of certain protected properties that we acquired in the merger in a taxable transaction until November 20, 2011 or until Mr. Pasquerilla and his affiliates own less than 25% of the aggregate of the shares and units of limited partnership interest in PREIT Associates, L.P. that they acquired in the merger. If we violate this agreement during the first five years of the protection period, we would owe as damages the sum of the hypothetical tax owed by Mr. Pasquerilla and/or his applicable affiliate, plus an amount intended to make him or his affiliate whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If we were to sell properties in violation of this agreement, the amounts that we would be required to pay to Mr. Pasquerilla and his affiliates could be substantial. In some cases, these agreements may make it uneconomical for us to sell these properties, even in circumstances in which it otherwise would be advantageous to do so, which could harm our ability to address liquidity needs in the future or otherwise harm our financial condition.

Our investments in development properties may not yield anticipated returns, which would harm our operating results and reduce the amount of funds available for distributions.

         Our development properties comprise a component of our growth strategy. To the extent we continue current development projects or enter into new development projects, they will be subject to a number of risks, including, among others:

         o inability to obtain required zoning, occupancy and other governmental approvals;
         o expenditure of money and time on projects that may never be completed;
         o higher than estimated construction costs; cost overruns and timing delays due to lack of availability of materials and labor, delays in receipt of zoning and other regulatory approvals, weather conditions and other factors outside our control; and
         o inability to obtain permanent financing upon completion of development activities.

         Unanticipated delays or expenses associated with our development properties could adversely affect the investment returns from these projects and adversely affect our financial condition and results of operations.

Some of our properties are in need of maintenance and/or renovation, which could harm our operating results.

         Some of our retail properties, including some of those acquired as part of the Rouse shopping mall acquisition and our merger with Crown, were constructed or last renovated more than 10 years ago. Older properties may generate lower rentals or may require significant expense for maintenance and/or renovations, which could harm our results of operations.

Our business and, in particular, our acquisition integration efforts could be harmed if Ronald Rubin, our chairman and chief executive officer, and other members of our senior management team terminate their employment with us.

         Our future success depends, to a significant extent, upon the continued services of Ronald Rubin - our chairman and chief executive officer - and of our corporate management team. We are critically dependent upon our corporate management team and other key employees to lead our integration efforts for acquisitions. Although we have entered into employment agreements with Mr. Rubin and certain other members of our corporate management team, they could elect to terminate those agreements at any time. In addition, although we have purchased a key man life insurance policy in the amount of $5 million to cover Mr. Rubin, we cannot assure you that this would compensate us for the loss of his services. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

We hold substantial investments in unconsolidated partnerships and joint ventures, which we may not be able to successfully manage.

         Some of our retail properties are owned by partnerships in which we are a general partner or by joint ventures in which we have substantially the same powers as a general partner. Under the terms of the partnership and joint venture agreements, major decisions, such as a sale, lease, refinancing, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners or co-venturers. Accordingly, necessary actions may be delayed significantly because decisions must be unanimous and it may be difficult or even impossible to remove a partner or co-venturer that is serving as the property manager.

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

         Other risks of investments in partnerships and joint ventures include:

         o partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions;
         o partners or co-venturers might have business interests or goals that are inconsistent with our business interests or goals;
         o partners or co-venturers may be in a position to take action contrary to our policies or objectives;
         o we may incur liability for the actions of our partners or co-venturers; and
         o third-party managers may not be sensitive to REIT tax compliance matters.

We may be unable to obtain long-term financing required to finance our partnerships and joint ventures, which could harm our operating results.

         The profitability of each partnership or joint venture in which we are a partner or co-venturer that has short-term financing or debt requiring a balloon payment is dependent on the availability of long-term financing on satisfactory terms. If satisfactory long-term financing is not available, we may have to rely on other sources of short-term financing, equity contributions or the proceeds of refinancing other properties to satisfy debt obligations which may not be as favorable to us. Although we do not own the entire interest in connection with the properties held by these partnerships and joint ventures, we may be required to pay the full amount of any obligation of the partnership or joint venture that we have guaranteed in whole or in part or we may elect to pay a partnership's or joint venture's obligation to protect our equity interest in its properties and assets, which could cause us to use a substantial portion of our funds from operations, reducing amounts available for distribution.

The costs of compliance with environmental laws may harm our operating results.

         Under various federal, state and local laws, ordinances and regulations, an owner, former owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property. They also may be liable to the government or to third parties for substantial property damage, investigation costs or clean up costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may affect adversely the owner's ability to sell or lease real estate or borrow with real estate as collateral.

         From time to time, we respond to inquiries from environmental authorities with respect to properties both currently and formerly owned by us. We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, but we may be required in the future to perform testing relating to these matters and further remediation may be required. As of December 31, 2003, we have reserved $0.1 million for future remediation of these matters, but we may incur costs associated with such remediation that exceed such amount.

         In addition, at five of the properties in which we currently have an interest, and at two properties in which we formerly had an interest, environmental conditions have been or continue to be investigated and have not been fully remediated. Groundwater contamination has been found at five of these properties. While the former owners of two of the properties with groundwater contamination presently are remediating such contamination, any failure of such former owners to properly remediate such contamination could result in liability to us for such contamination. Dry cleaning operations were performed at three of the properties. Soil contamination has been identified at two of the properties having dry cleaning operations and groundwater contamination was found at the third property having dry cleaning operations. Although these properties may be eligible under state law for remediation with state funds, we cannot assure you that sufficient funds will be available under state legislation to pay the full costs of any such remediation and we may incur costs in connection with such remediation.

       Asbestos-containing materials are present in a number of our properties, primarily in the form of floor tiles and adhesives. Fire-proofing material containing asbestos is present at some of our properties in limited concentrations or in limited areas. We have taken certain actions to remediate or to comply with disclosure requirements, as necessary or appropriate, in connection with the foregoing, but we may be required to take additional actions or to make additional expenditures.

       We are aware of environmental concerns at Christiana Power Center Phase II, one of our development properties. The final costs and necessary remediation are not known and may cause us to decide not to develop the property, which would result in us having incurred unnecessary development costs and could have an adverse impact on our operating results. We also are a party to a number of agreements for the purchase of property for development in which initial environmental investigations have revealed environmental risk factors that might require remediation by the owner or prior owners of the property. Such environmental risks may cause us to decide not to purchase such properties, which would result in us having incurred unnecessary development expenses and could adversely affect our results of operations.

       In addition, the malls that we acquired as part of our merger with Crown have some environmental issues. Many of these malls contain, or at one time contained, underground and/or above ground storage tanks used to store waste oils or other petroleum products primarily related to the operation of auto service center establishments at those malls. In some cases, the underground storage tanks have been abandoned in place, filled in with inert materials or removed and replaced with above ground tanks. Historical records indicate that soil and groundwater contamination from underground tanks and, in one case, a hydraulic lift, requiring remediation has occurred at five of the malls, and subsurface investigations (Phase II assessments) and remediation work either are ongoing or are scheduled to be conducted at three of those malls. In addition, three of the Crown malls were constructed on sites a portion of which previously had been used as landfills, two were constructed on former strip mines and dry cleaning operations formerly were conducted at two of the malls. There also are minor amounts of asbestos-containing materials in most of the Crown malls, primarily in the form of floor tiles, mastics and roofing materials. Fireproofing and insulation containing asbestos also are present in some of the malls in non-public areas, such as mechanical rooms. Two of the Crown malls also contain wastewater treatment facilities that treat wastewater at the malls before discharge into local streams. Operation of these facilities is subject to federal and state regulation.

       Our environmental liability coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $2 million in any single claim and $4 million in the aggregate, may be inadequate, which could result in our being obligated to fund those liabilities.

       In addition to the costs of remediation described above, we may incur additional costs to comply with federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety generally. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of our tenants, by the existing condition of the land, by operations in the vicinity of the properties - such as the presence of underground storage tanks - or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that may be applicable to our operations, and that may subject us to liability in the form of fines or damages for noncompliance.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

         Catastrophic losses - such as losses due to wars, earthquakes, floods, hurricanes, pollution and environmental matters - generally either are uninsurable or are not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage may increase and we may not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition.

Some of our properties are held by special purpose entities and are not generally available to satisfy creditors' claims in bankruptcy, which could impair our ability to borrow.

         Some of our properties are owned or ground-leased by subsidiaries that we created solely to own or ground-lease those properties. The mortgaged properties and related assets are restricted solely for the payment of the related loans and are not available to pay our other debts, which could impair our ability to borrow, which in turn could harm our business.

Our operating performance may be adversely affected if we are unable to, or choose not to, sell some of the assets that we acquired in the Crown merger.

         As a result of the Crown merger, we acquired six properties that have occupancy rates and sales volume substantially lower than that of the remainder of Crown's properties. However, we cannot predict whether we will be able to sell any property for the price or on the terms we set. Although we intend to sell these properties within the next twelve months, we cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, whether or not we ultimately sell these properties, we may not recover our investment in these properties, which could harm our financial condition and results of operations. The sale of some of these properties may require lender consents that we may not be able to obtain.

Risks Related to our Organization and Structure

Some of our officers have interests in properties that we manage and therefore may have conflicts of interest that could adversely affect our business.

         We provide management, leasing and development services for partnerships and other ventures in which some of our officers, including Ronald Rubin, our chairman and chief executive officer, have indirect ownership interests. In addition, we lease substantial office space from Bellevue Associates, an entity in which some of our officers have an interest. Our officers who have interests in both sides of these transactions face a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.

Limited partners of PREIT Associates, L.P. may vote on certain fundamental changes we propose, which could inhibit a change in control that might result in a premium to our shareholders.

         Our assets generally are held through PREIT Associates, L.P., a Delaware limited partnership of which we are the sole general partner. We currently hold a majority of the outstanding units of limited partnership interest in PREIT Associates. However, PREIT Associates may from time to time issue additional units to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Units generally do not carry a right to vote on any matter voted on by our shareholders, although limited partner interests may, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units and additional units received or to be received pursuant to the transactions that were the subject of the September 30, 1997 issuance, along with our shareholders as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Our partnership interest in PREIT Associates is not included for purposes of determining when half of the partnership interests issued on September 30, 1997 have been redeemed, nor are they counted as votes. These existing rights could inhibit a change in control that might otherwise result in a premium to our shareholders. In addition, we cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

Mark E. Pasquerilla may have the ability to exercise influence over us and may delay, defer or prevent us from taking actions that would be beneficial to our shareholders.

         As of December 31, 2003, Mark E. Pasquerilla and his affiliates own approximately 6.4% of our outstanding common shares assuming the redemption of their units of limited partnership interest in PREIT Associates, L.P. for our common shares. Mr. Pasquerilla also is a member of our board of trustees. Accordingly, Mr. Pasquerilla may be able to exercise influence over the outcome of certain matters such as decisions relating to the election of the board of trustees and the determination of our day-to-day corporate and management policies, and possibly over the outcome of any proposed merger or consolidation that we consider. Mr. Pasquerilla's ownership interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our common shares. As a condition to the merger, Mr. Pasquerilla and certain of his affiliates entered into a standstill agreement limiting their rights in connection with, among other things, a proposed change in control of us. However, we cannot assure you that Mr. Pasquerilla and his affiliates will abide by the terms of the standstill agreement, and the standstill agreement will not prevent Mr. Pasquerilla from voting his shares or taking other actions with respect to matters not covered by the standstill agreement.

Our organizational documents contain provisions that may discourage a takeover of us and depress our share price.

         Our organizational documents contain provisions that may have an anti-takeover effect and inhibit a change in our management. These provisions include:

         (1) There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals, and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause us to be beneficially owned by fewer than 100 persons. Our board of trustees may exempt a person from the 9.9% ownership limit if they receive a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Absent an exemption, this restriction may:

                  o discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or
                  o compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

         (2) Our trust agreement permits our board of trustees to issue preferred shares with terms that may discourage a third party from acquiring our company. Our trust agreement permits our board of trustees to create and issue multiple classes and series of preferred shares and classes and series of preferred shares having preferences to the existing shares on any matter, including rights in liquidation or to dividends and option rights, and other securities having conversion or option rights and may authorize the creation and issuance by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities may provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of delaying or preventing a change in control over us, even if a change in control were in our shareholders' interest.

         (3) Our staggered board of trustees may affect the ability of a shareholder to take control of our company. Our board of trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three year terms upon the expiration of the term of the respective class. The staggered terms for trustees may affect the ability of a shareholder to take control of us, even if a change in control were in the best interests of our shareholders.

         In addition, we have adopted a shareholder rights plan that may discourage a tender offer or other transaction that might involve a premium price for our shares or otherwise be in the best interests of our shareholders.

Risks Related to the Real Estate Industry

Negative perceptions of the retail sector generally may result in a decline in our share price.

         Our portfolio of properties consists almost entirely of retail shopping centers and we expect to continue to focus on acquiring retail centers in the future. To the extent that the investing public has a negative perception of the retail sector, the value of our shares could be negatively impacted, which could result in our shares trading at a discount below the inherent value of our assets as a whole.

Costs associated with complying with the Americans with Disabilities Act may adversely affect our financial condition and results of operations.

         Our properties are subject to the Americans with Disabilities Act of 1990. Under the Americans with Disabilities Act, all places of public accommodation are required to comply with rules related to access and use by disabled persons. The Americans with Disabilities Act's requirements could require costly modifications to our properties and could result in imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Future legislation also may impose additional requirements that we cannot predict.

Legislative actions, higher insurance and new accounting pronouncements could increase our operating expenses and impact our financial condition and results of operations.

         In order to comply with the Sarbanes-Oxley Act of 2002 as well as changes to listing standards adopted by the New York Stock Exchange, we have been and continue to be enhancing our internal controls, hiring additional personnel and utilizing additional outside legal, accounting and advisory services. These activities increase our operating expenses. In addition, insurers may increase premiums as a result of our increased size, so our costs for our insurance policies, including our directors' and officers' insurance policies, may increase.

         We cannot predict the impact that new accounting pronouncements may have on our results of operations. Any such accounting pronouncements also could result in the incurrence of additional professional fees.

Possible terrorist activity or other acts of violence or war could adversely affect our financial condition and results of operations.

         Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties and may adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction or loss, and the availability of insurance for such acts may be lower, or cost more, which could adversely affect our financial condition and results of operations. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts may erode business and consumer confidence and spending, and may result in increased volatility in national and international financial markets and economies. Any one of these events may decrease demand for real estate, decrease or delay the occupancy of our new or renovated properties, increase our operating expenses due to increased physical security for our properties and limit our access to capital or increase our cost of raising capital.

Tax Risks

If we were to fail to qualify as a REIT our shareholders would be adversely affected.

         We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. To qualify as a REIT, however, we must comply with certain highly technical and complex requirements under the Internal Revenue Code. We cannot be certain we have complied with these requirements because there are very limited judicial and administrative interpretations of these provisions, and even a technical or inadvertent mistake could jeopardize our REIT status. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.

         If we were to fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under statutory provisions, we would remain disqualified from treatment as a REIT for the four taxable years following the year during which we first failed to qualify. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. In addition, we would no longer be required to make any distributions to shareholders.

We may be unable to comply with the strict income distribution requirements applicable to REITs or compliance with such requirements could adversely affect our financial condition.

         To obtain the favorable tax treatment associated with qualifying as a REIT, we are required each year to distribute to our shareholders at least 90% of our net taxable income. In addition, we are subject to a tax on any undistributed portion of our income at regular corporate rates and may also be subject to a 4% excise tax on this undistributed income. We could be required to seek to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing, which could adversely affect our financial condition.

Recent change in taxation of corporate dividends may adversely affect the value of our shares.

         The Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "Jobs and Growth Tax Act"), enacted on May 28, 2003, generally reduces to 15% the maximum marginal rate of federal tax payable by individuals, trusts and estates on dividends received from a regular C corporation. This reduced tax rate will not apply, however, to dividends paid by a REIT on its shares except for certain limited amounts. The earnings of a REIT that are distributed to its shareholders generally will remain subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax. The Jobs and Growth Tax Act, however, could cause individual investors to view shares of regular C corporations as more attractive relative to shares of REITs than was the case before the enactment of the legislation because the dividends from regular C corporations generally will be taxed at a lower rate, while dividends from REITs generally will be taxed at the federal income tax rate applicable to ordinary income, up to a maximum marginal rate of 35%. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on the value of our shares in particular, either in terms of price or relative to other investments.

We could have to pay taxes if Crown did not qualify as a REIT up to the time of the merger.

         We believe that Crown qualified as a REIT up to the time of the merger. However, if Crown failed to so qualify, we generally would be required to pay corporate income tax on any gain existing at the time of the merger on assets acquired in the transaction if those assets were sold within ten years after the transaction.

Item 2. Properties.

         We refer you to the tables under "Item 1. Business" for the properties we own, both wholly and those in which we have a percentage interest.

         PREIT and its subsidiaries lease 57,681 square feet of space, including 10,000 square feet under a sublease, for its principal offices at 200 S. Broad Street, Philadelphia, Pennsylvania, under a lease with Bellevue Associates, a related party, under agreements with remaining terms of month-to-month to 6 years. The weighted average base rent is $19.44 per square foot.

         Title to all of our real estate investments has been searched and reported to us by reputable title companies. The exceptions listed in the title reports will not, in our opinion, interfere materially with our use of the respective properties for the intended purposes.

         We refer you to Schedule III, "Real Estate and Accumulated Depreciation
- December 31, 2003," of the financial statement schedules set forth herein for the amount of encumbrances, initial cost of the properties to us, cost of improvements, the amount at which the properties are carried and the amount of the accumulated depreciation.

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

         In April 2002, a joint venture in which we hold a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation has appealed the Chancery Court's decision to the Delaware Supreme Court. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Power Center Phase II project.

Item 4. Submission of Matters to a Vote of Security Holders.

         On November 11, 2003, we held a special meeting of shareholders. The special meeting was called for the following purposes: (1) to consider and vote on the approval of the agreement and plan of merger, dated as of May 13, 2003, by and among PREIT, PREIT Associates, Crown American Realty Trust and Crown American Properties, L.P., the merger of Crown with and into PREIT under the agreement and the related transactions; (2) to consider and vote on the approval of the proposed 2003 Equity Incentive Plan, as amended; (3) to elect Mr. John J. Roberts to our board of trustees to serve as a Class A trustee until the 2005 annual meeting of shareholders and until his successor has been duly elected and has qualified; and (4) to transact any other business as may properly come before the special meeting or any adjournments or postponements of the meeting.

         The vote tabulation on the approval of the merger agreement, the merger and the related transactions was as follows: 14,756,699 votes (62.86% of the total votes entitled to be cast) were cast for approval, 295,132 votes (1.26% of the total votes entitled to be cast) were cast against such approval, and there were 87,753 abstentions (0.37% of the total votes entitled to be cast) and 5,306,615 broker non-votes. The vote tabulation on the approval of the proposed 2003 Equity Incentive Plan, as amended, was as follows: 12,759,457 votes (54.35% of the total votes entitled to be cast) were cast for approval, 2,112,833 votes (9% of the total votes entitled to be cast) were cast against such approval, and there were 267,286 abstentions (1.14% of the total votes entitled to be cast) and 5,306,623 broker non-votes. In the election of Mr. Roberts as a Class A trustee, 20,006,141 votes (85.22% of the total votes entitled to be cast) were cast for the election of Mr. Roberts. Under our trust agreement, votes cannot be cast against a candidate. Proxies filed by holders of 440,058 (1.87% of the total shares entitled to vote) withheld authority to vote for Mr. Roberts.

                                     PART II

Item 5. Market for Our Common Equity and Related Shareholder Matters.

Shares

         Our shares of beneficial interest are listed on the New York Stock Exchange under the symbol "PEI".

         The following table presents the high and low sales prices for our shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

                                                                   Dividend
                                                 High        Low       Paid
                                                 ----        ---       ----
Quarter ended March 31, 2003                    $28.80      $24.70     $0.51
Quarter ended June 30, 2003                     $30.34      $27.94     $0.51
Quarter ended September 30, 2003                $33.45      $29.80     $0.51
Quarter ended December 31, 2003                 $36.30      $32.70     $0.54

                                                                       $2.07

                                                                    Dividend
                                                 High        Low        Paid
                                                 ----        ---       -----
Quarter ended March 31, 2002                    $25.50      $22.63     $0.51
Quarter ended June 30, 2002                     $27.20      $24.90     $0.51
Quarter ended September 30, 2002                $27.11      $20.55     $0.51
Quarter ended December 31, 2002                 $26.45      $22.52     $0.51

                                                                       $2.04

         As of December 31, 2003, there were approximately 3,400 holders of record of our shares and approximately 26,000 beneficial holders of our shares.

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

Units

         Class A and Class B Units of PREIT Associates are redeemable by PREIT Associates at the election of the limited partner holding the Units at the time and for the consideration set forth in PREIT Associates' partnership agreement. In general, and subject to exceptions and limitations, beginning one year following the respective issue dates, "qualifying parties" may give one or more notices of redemption with respect to all or any part of the Class A Units then held by that party. Class B Units are redeemable at the option of the holder at any time after issuance.

         If a notice of redemption is given, we have the right to elect to acquire the Units tendered for redemption for our own account, either in exchange for the issuance of a like number of our shares, subject to adjustments for stock splits, recapitalizations and like events, or a cash payment equal to the average of the closing prices of our shares on the ten consecutive trading days immediately before our receipt, in our capacity as general partner of PREIT Associates, of the notice of redemption. If we decline to exercise this right, then on the tenth business day following tender for redemption, PREIT Associates will pay a cash amount equal to the number of Units so tendered multiplied by such average closing price.

Unregistered Offerings

During the fourth quarter of 2003, PREIT Associates issued the following Units of limited partnership interest:

         o 1,703,214 Class B Units on November 20, 2003 to Crown American Properties, L.P. in a transaction related to our merger with Crown American Realty Trust; and

         o 6,290 Class A Units on December 29, 2003 to former affiliates of The Rubin Organization as consideration for the remaining 11% interest in a parcel of land related to the Northeast Tower Center.

         Also during the fourth quarter of 2003, we issued the following shares in return for Units tendered for redemption by limited partners of PREIT
Associates:

         o 71,967 shares on December 5, 2003 for an equal number of Class B Units tendered by the former owner of an option to purchase the IKEA parcel that we acquired in September 2003; and

         o 2,882 shares on December 8, 2003 for an equal number of Class B Units tendered by former owners of Prince George's Plaza, which we acquired in September 1998.

         All of the foregoing Units and shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act.

Item 6. Selected Financial Data.

         The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                For the Year Ended December 31,
                                                    2003          2002        2001        2000         1999
                                                 ----------     --------    --------    --------     --------
(in thousands of dollars, except per share results)
Operating Results:
Total revenues                                   $  183,398     $ 75,055    $ 62,334    $ 51,293     $ 42,847
Income from continuing operations                $   29,195     $ 11,838    $ 11,613    $ 24,245     $ 11,856
Net income                                       $  196,040     $ 23,678    $ 19,789    $ 32,254     $ 20,739
Preferred dividends                              $   (1,533)    $      -    $      -    $      -     $      -
Net income allocable to common
        shareholders                             $  194,507     $ 23,678    $ 19,789    $ 32,254     $ 20,739
Income from continuing operations per
        share - basic                            $     1.36     $   0.73    $   0.79    $   1.81     $   0.89
Income from continuing operations per
        share - diluted                          $     1.33     $   0.72    $   0.79    $   1.81     $   0.89
Net income per share - basic                     $     9.54     $   1.47    $   1.35    $   2.41     $   1.56
Net income per share - diluted                   $     9.36     $   1.44    $   1.35    $   2.41     $   1.56

Balance sheet data:
Investments in real estate, at cost              $2,286,601     $739,429    $636,294    $612,266     $577,521
Total assets                                     $2,685,480     $703,663    $602,628    $576,663     $547,590

Total mortgage, bank and construction
      loans payable                              $1,391,181     $450,551    $360,373    $382,396     $364,634
Minority interest                                $  112,652     $ 32,472    $ 36,768    $ 29,766     $ 32,489
Shareholders equity                              $1,023,634     $188,013    $180,285    $143,906     $133,412

Other data:
Cash flows from operating activities             $   69,196     $ 31,156    $ 40,179    $ 44,473     $ 29,437
Cash flows from investing activities             $ (305,081)    $(24,047)   $(25,428)   $(36,350)    $(64,873)
Cash flows from financing activities             $  270,961     $ (3,814)   $(10,584)   $ (9,197)    $ 31,784

Cash distributions per share -common             $     2.07     $   2.04    $   2.04    $   1.92     $   1.88

Property acquisitions and dispositions are primarily responsible for the significant fluctuations in the Company's historical financial condition and results of operations. See Item 7 for further discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of our consolidated financial condition and results of operations should be read in conjuction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 33.4 million square feet, of which we and our joint venture partners own approximately 26.5 square feet. Our portfolio currently consists of 58 properties in 14 states and includes 40 shopping malls, 14 strip and power centers and four industrial properties.

         We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2003, held a 90.9% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in nine of the 58 properties in our portfolio through joint ventures with third parties. Eight of these joint ventures are classified as unconsolidated and one is consolidated. We hold a non-controlling interest in each unconsolidated joint venture, and account for them using the equity method of accounting. Under this accounting method, rather than consolidating the results of the unconsolidated joint ventures with our results, we instead record the earnings from the unconsolidated joint ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures." Changes in our investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity." For further information regarding our joint ventures, see Note 3 to the consolidated financial statements.

         We provide our management, leasing and development services through PREIT Services, LLC, which develops and manages our wholly-owned properties, and PREIT-RUBIN, Inc. ("PRI"), which develops and manages properties that we own interests in through joint ventures with third parties and properties that are owned by third parties in which we do not have an interest. Of our eight unconsolidated joint ventures, we manage one of the properties and other parties
- in some cases our joint venture partners - manage the remaining seven properties. One of our key strategic long-term objectives is to obtain managerial control of all of our assets. In furtherance of this objective, we reduced the total number of properties that we hold in unconsolidated joint venture form from 14 properties as of December 31, 2002 to eight properties as of December 31, 2003. Although we intend to continue to pursue this objective, we cannot assure you that we will be successful in the future.

         In 2003, we transformed our strategic focus to the retail sector by completing the following transactions:

         o merged with Crown American Realty Trust, which owned 26 shopping malls and a 50% interest in Palmer Park Mall in Easton, Pennsylvania through a pre-existing joint venture with us;
         o acquired six shopping malls in the Philadelphia area from The Rouse Company;
         o acquired our partner's 70% share in Willow Grove Park, Willow Grove, Pennsylvania;
         o acquired a 6.08 acre parcel adjacent to Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania;
         o disposed of our 19 property multifamily portfolio;
         o issued 6,325,000 common shares through a public offering;
         o completed a $500 million unsecured revolving Line of Credit; and
         o completed mortgage financing transactions on Dartmouth Mall, Dartmouth, Massachusetts, and Moorestown Mall, Moorestown, New Jersey.

         Due to the acquisitions listed above, management has devoted, and expects to continue to devote, significant attention to integrating the newly acquired properties with our existing operations. Our merger with Crown poses particular challenges because it requires the integration of two large and complex real estate companies that formerly operated independently. We expect these integration activities to impact our day-to-day operations and, unless our integration efforts are successful, we may be unable to realize some of the expected benefits of these acquisitions.

         In addition, we have incurred, and expect to continue to incur, significant expenses with respect to our integration activities for consulting, compensation and other services. As a result of the completion of our merger with Crown and other acquisition activities, we recognized expenses of $6.4 million through December 31, 2003, and as a result of the merger we expect to incur additional expenses of approximately $1.6 million in 2004.

         The transactions listed above expanded our retail portfolio and both strengthened our position and increased our concentration in the Mid-Atlantic region. In addition, we decreased our debt to market capitalization ratio, which, combined with our borrowing capacity under our new $500 million unsecured revolving Line of Credit, positions us to pursue strategic opportunities as they arise.

         We also announced that we intend to create a five-person Office of the Chairman that we believe will enable the Company to maximize the talent and experience of our management team to further support our growth initiatives. A process is underway to recruit a new chief financial officer to replace Mr. Glickman, who would then become our president and chief operating officer and a member of the Office of the Chairman.

         Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements and percentage rents (rents that are based on a percentage of our tenants' sales) derived from our income producing retail properties. We receive income from our joint venture real estate investments, in which we have equity interests that range from 40% to 60%. We also receive income from PRI derived from the management and leasing services it provides to properties owned by third parties and to properties owned by joint ventures in which we have an interest.

         Our net income increased by $172.3 million to $196.0 million for the year ended December 31, 2003 from $23.7 million for the year ended December 31, 2002. Sales of real estate properties and interests in real estate in 2003 generated gains of $174.6 million, net of minority interest, as compared to $3.7 million, net of minority interest in 2002. Property acquisitions caused an increase in our real estate revenues, with a corresponding increase in property operating expenses, depreciation and amortization expense and interest expense. These increases were partially offset by the sale of our multifamily portfolio.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

         The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities.

Crown Merger

       On November 20, 2003, the Company announced the closing of the merger of Crown American Realty Trust ("Crown") with and into the Company (the "Merger") in accordance with an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 13, 2003, by and among the Company, PREIT Associates, L.P., Crown and Crown American Properties, L.P., a limited partnership of which Crown was the sole general partner before the Merger ("CAP"). Through the Merger and related transactions, the Company acquired 26 wholly-owned regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.

       In the Merger, each Crown common share automatically was converted into the right to receive 0.3589 of a PREIT common share in a tax-free, share-for-share transaction. Accordingly, the Company issued approximately 11,725,175 of its common shares to the former holders of Crown common shares. In addition, the Company issued 2,475,000 11% non-convertible senior preferred shares to the former holders of Crown preferred shares in connection with the Merger. Also as part of the Merger, options to purchase a total of 30,000 Crown common shares were replaced with options to purchase a total of 10,764 PREIT common shares with a weighted average exercise price of $21.13 per share and options to purchase a total of 421,100 units of limited partnership interest in CAP were replaced with options to purchase a total of 151,087 PREIT common shares with a weighted average exercise price of $17.23 per share. In addition, a warrant to purchase 100,000 Crown common shares automatically was converted into a replacement warrant to purchase 35,890 PREIT common shares at an exercise price of $25.08 per share.

       Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets - excluding a portion of its interest in two partnerships - and substantially all of its liabilities to PREIT Associates in exchange for 1,703,214 units of limited partnership in the Company's operating partnership ("OP Units"). The interest in the two partnerships retained by CAP is subject to a put-call arrangement described below under "Commitments".

         In connection with the Merger, the Company also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not repaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum or (ii) the Treasury Rate plus 3.0% per annum. The Company also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum, and paid off all $154.9 million of outstanding indebtedness under a Crown line of credit facility with borrowings under a new credit facility described below under "Liquidity and Capital Resources - Credit Facility."

         Six of the properties acquired in connection with the Merger are considered to be non-strategic, and are currently being marketed and held-for-sale (the "Non-Core Properties"). The Non-Core Properties are: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania; and West Manchester Mall in York, Pennsylvania.

Additional 2003 Acquisitions

         The Company entered into a joint venture with Pennsylvania State Employee Retirement System ("PaSERS") in February 2000 to acquire Willow Grove Park, a retail mall in Willow Grove, Pennsylvania. The Company's interest was 0.01% at the time it entered the partnership that owns the property. In November 2001, the Company increased its ownership in the partnership that owns the property to 30%. Effective September 2003, the Company acquired the remaining 70% limited partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company's August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest) with an interest rate of 8.39% maturing in March 2006.

         Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash paid to IKEA from the Company's August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

         In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliates of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. The Company also obtained an option to acquire the remaining ownership interest in New Castle Associates as described below under "Commitments." The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for its interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $276.6 million in non-recourse mortgage debt and the issuance of approximately $35.0 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

         New Castle Associates is consolidated for financial reporting purposes. The cost basis of New Castle Associates reflects the Company's investment in the joint venture at fair value, based on its approximate 73% ownership, plus its minority partners' investment, based on its approximate 27% ownership, at their historical cost.

         In connection with the sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2.0 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received by PRI prior to the Company's acquisition of its ownership interest in New Castle Associates. PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provides for a fee of 5.25% of all rents and other revenues received by New Castle Associates from the Cherry Hill Mall.

2002 Acquisitions

         In October 2002, the Company acquired the remaining 50% interest in Regency Lakeside Apartments. The Company paid approximately $14.2 million for this remaining interest, including $9.6 million in the form of an assumed mortgage (representing the seller's 50% share of the mortgage), $2.5 million borrowed under a credit facility and $2.1 million in cash. This property was then sold in 2003 in connection with the disposition of the Company's multifamily portfolio as described below under "Dispositions."

         In July 2002, the Company acquired the remaining 11% interest in Northeast Tower Center and related parcels of land pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization. The purchase price for the acquisition consisted of 24,337 OP Units issued in 2002 and 6,290 OP Units issued in 2003.

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

Dispositions

         The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, during the second and third quarters of 2003. During May and July 2003, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company's wholly-owned multifamily properties resulted in a gain of $178.1 million. The results of operations of these properties and the resulting gains on sales are included in discontinued operations.

         The Company sold its 50% interest in the four joint venture multifamily properties to its respective joint ventures partners. Cambridge Hall Apartments in West Chester, Pennsylvania was sold in May 2003 for $6.7 million, inclusive of $2.5 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale. Countrywood Apartments in Tampa, Florida was sold in May 2003 for $9.1 million, inclusive of $7.3 million in assumed indebtedness. A gain of $4.5 million was recorded on the sale. Fox Run Apartments in Warminster, Pennsylvania was sold in September 2003 for $5.0 million, inclusive of $2.7 million in assumed indebtedness. A gain of $3.9 million was recorded on the sale. Will-O-Hill Apartments in Reading, Pennsylvania was sold in September 2003 for $3.6 million, inclusive of $0.8 million in assumed indebtedness. A gain of $2.2 million was recorded on the sale. The results of operations of these equity method investments and the resultant gains on sales are presented in continuing operations for all periods presented.

         A substantial portion of the gain on the sale of the wholly-owned multifamily properties met the requirements for a tax deferred exchange with the properties acquired from Rouse.

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

Development, Expansions and Renovations

         The Company is involved in a number of development and redevelopment projects, which may require funding by the Company. In each case, the Company will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects.

OFF BALANCE SHEET ARRANGEMENTS

         The Company has no material off-balance sheet transactions other than the joint ventures described in Note 3 to the consolidated financial statements and the "Overview" section above, and the interest rate swap agreements that it terminated in 2003 as discussed in Note 5 to the consolidated financial statements. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

         In the course of its business, the Company has guaranteed certain indebtedness of others as follows:

         o The Company and its subsidiaries have guaranteed the Credit Facility, which had $170.0 million outstanding at December 31, 2003.
         o The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East and Moorestown Mall from The Rouse Company, the Company is now obligated to provide tax protection to the former owner of the Woods Apartments if the Company sells any of Exton Square Mall, The Gallery at Market East or Moorestown Mall prior to August 2006.
         o In connection with the Company's merger with Crown, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the "Pasquerilla Group"). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less that 25% of the aggregate of the shares and OP Units that they acquired in the merger. If the Company violates the tax protection agreement during the first five years of the protection period, it would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If the Company were to sell properties in violation of the tax protection agreement, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial.

         The Company did not enter into any other guarantees in connection with its merger, acquisition or disposal activities in 2003.

RELATED PARTY TRANSACTIONS

         PRI provides management, leasing and development services for 13 properties in which certain officers of the Company have ownership interests, including Ronald Rubin, the Company's chairman and chief executive officer. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates. Two additional properties in which officers of the Company have ownership interests that formerly were managed by the Company were sold in 2003, and the Company received $2.2 million in brokerage fees in connection with these sales.

         The Company leases its corporate home office space from Bellevue Associates, an affiliate of certain officers of the Company, including Ronald Rubin, the Company's chairman and chief executive officer. Management believes that the lease terms were established at market rates at the commencement of the lease.

         The Company's 1997 acquisition of The Rubin Organization involved related parties, including Ronald Rubin and other members of the Company's senior management. Additional consideration is payable to these related parties in respect of this acquisition as described in "Commitments." Ronald Rubin and George Rubin, through their ownership interest in New Castle Associates, also were parties to the Rouse transaction described in "Acquisitions, Dispositions and Development Activities - Additional 2003 Acquisitions." Additional consideration remains payable to these related parties as described in "Commitments." The post-closing payments that have been made with respect to the acquisition of The Rubin Organization, as well as the entire transaction with New Castle Associates, were approved by special committees of independent members of the Company's board of trustees.

         Mark E. Pasquerilla, who was elected as a trustee of the Company following the Crown merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with the Company, including the right to receive additional consideration related to the merger as described in "Commitments," as well as the following:

       o a lease with and contract for information technology support services to the Company by an entity controlled by Mr. Pasquerilla with respect to space in Crown's former headquarters in connection with the Company's post-closing transition activities, and continuing negotiations for the sale of certain personal property in Crown's former headquarters by the Company to an entity controlled by Mr. Pasquerilla;
       o the tax protection agreement described above in "Off Balance Sheet Arrangements";
       o agreements by Mr. Pasquerilla not to acquire additional shares of the Company or to seek to acquire control of the Company within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares of the Company within specified time periods or in excess of specified amounts; and
       o a registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the merger, an agreement by Mr. Pasquerilla not to compete with the Company for a period of time following the merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

CRITICAL ACCOUNTING POLICIES

         Pursuant to the Securities and Exchange Commission ("SEC") disclosure guidance for "Critical Accounting Policies," the SEC defines Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including the Company's past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company.

Revenue Recognition

         The Company derives over 90% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above- and below-market intangibles and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $2.6 million in 2003, $0.8 million in 2002 and $0.8 million in 2001. The significant increase in 2003 was due to property acquisitions. Amortization of above- and below-market lease intangibles decreased revenue by $0.4 million and $0.1 million in 2003 and 2002, respectively, as described below under "Intangible Assets". Such amortization was not required to be recorded prior to 2002. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Deferred revenue represents rental revenue received from tenants prior to their due dates. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2003 and 2002, the Company accrued income of $1.4 million and $0.6 million respectively, because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too much or too little during the year. Termination fee income is recognized in the period when a termination agreement is signed and the Company is no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

         The Company's other significant source of revenues comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities collectively are referred to as "management fees" in the consolidated statement of income. There are no significant cash versus accrual differences for these activities.

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

         Gains from sales of real estate properties and interests in partnerships and joint ventures generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66 - "Accounting for Real Estate Sales," provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.

Intangible Assets

         The Company accounts for its property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). Pursuant to SFAS No. 141, the purchase price of a property is allocated to the property's assets based on management's estimates of their fair value. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors involving the Company's expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that the Company records.

         SFAS No. 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company's methodology for this allocation includes estimating an "as-if vacant" fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the "as-if vacant" fair value is allocated to intangible assets. There are three categories of intangible assets to be considered, (i) value of in-place leases, (ii) above- below-market value of in-place leases and (iii) customer relationship value.

         The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. The value of in-place leases is amortized as real estate amortization over the estimated weighted-average remaining lease lives. The Company generally uses a weighted-average life of seven years for this purpose.

         Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimates of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases including renewal options.

         The Company allocates no value to customer relationship intangibles if the Company has pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the properties acquired provide no incremental value over the Company's existing relationships.

The following table presents the Company's intangible assets and liabilities as of December 31, 2003 and 2002 (in thousands of dollars):

                                                                      As of December 31,
                                          ----------------------------------------------------------------------------
                                                                       2003                              2002
                                          ---------------------------------------------------     --------------------
                                           Real Estate Held for      Non-Core          Total       Real Estate Held
                                                Investment        Properties(4)                    for Investment(5)
                                          ---------------------------------------------------     --------------------
Value of in-place lease intangibles           $158,631(1)           $34,901          $193,532          $ 1,601
Above-market lease intangibles                  13,872(2)               869            14,741              819
                                          ---------------------------------------------------     --------------------
Sub-total                                      172,503               35,770           208,273            2,420
Goodwill                                         9,041                    -             9,041           16,680
                                          ---------------------------------------------------     --------------------

Total intangible assets                       $181,544              $35,770          $217,314          $19,100
                                          ===================================================     ====================
Below-market lease intangibles                $(12,009)(3)          $  (911)         $(12,920)         $  (793)
                                          ===================================================     ====================

(1) Includes $115.5 million related to properties acquired in connection with the Crown merger, $26.2 million related to properties acquired in connection with the acquisitions from The Rouse Company and $16.9 million related to other acquisitions.
(2) Includes $8.0 million related to properties acquired in connection with the Crown merger, $5.0 million related to properties acquired in connection with the acquisitions from The Rouse Company and $0.9 million related to other acquisitions.
(3) Includes $7.3 million related to properties acquired in connection with the Crown merger, $3.8 million related to properties acquired in connection with the acquisitions from the Rouse Company and $0.9 million related to other acquisitions.
(4) Represents amounts recorded related to the acquisition of the Non-Core Properties in connection with the Crown merger.
(5) Represents amounts recorded in connection with the acquisition of Beaver Valley Mall in 2002.

         Amortization expense recorded during the years ended December 31, 2003 and 2002 for the value of in-place leases totaled $9.4 million and $0.2 million, respectively. The amortization of above/below market leases resulted in a net reduction in rental income of $0.4 million and $0.1 million during the years ended December 31, 2003 and 2002, respectively.

         The Company's intangible assets will amortize in the next five years and thereafter as follows (in thousands of dollars):

                                       In-Place            Above/(Below)
Year Ended December 31,           Lease Intangibles(1)     Market Leases
                                 ---------------------     -------------

              2004                    $ 25,044               $   851
              2005                      25,044                   813
              2006                      23,872                   497
              2007                      22,686                   431
              2008                      22,686                   483
              2009 and thereafter       39,299                (1,254)
                                      --------               -------
              Total                   $158,631               $ 1,821
                                      ========               =======

(1) In accordance with SFAS No.144 (see below), in-place lease intangibles of properties held-for-sale are not amortized.

Debt Premiums

         Debt assumed in connection with property acquisitions is marked to market at the acquisition date and the premium is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease in interest expense.

Assets Held-for-Sale and Discontinued Operations

         The Company generally considers assets to be held-for-sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. The determination to classify an asset as held-for-sale requires significant estimates by management about the property and the expected market for the property. Management must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by management as held-for-sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management's opinion, the net sales price of the assets that have been identified as held-for-sale is less than the net book value of the assets, a valuation allowance is established. Accordingly, the results of operations of operating properties classified as held-for-sale after January 1, 2002 (the date on which the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of " ("SFAS No. 144") ) are reflected as discontinued operations.

         Properties that have been sold by the Company for which the Company has no significant continuing involvement also are reflected as discontinued operations.

Asset Impairment

         On a periodic basis, management assesses whether there are any indicators that the value of the Company's real estate properties may be impaired. A property's value is considered impaired only if management's estimate of the aggregate future cash flows - undiscounted and without interest charges - to be generated by the property are less than the carrying value of the property. These estimates take into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range is estimated.

         The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact the Company's net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

         The Company conducts an annual review of goodwill balances for impairment and to determine whether any adjustments to the carrying value of goodwill are required.

Allowance for Doubtful Accounts Receivable

         The Company makes estimates of the collectibility of its accounts receivable related to tenant rents including base rents, straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company's net income because a higher bad debt reserve results in less net income.

LIQUIDITY AND CAPITAL RESOURCES

Equity Offering

         In August 2003, the Company issued 6,325,000 common shares in a public offering at $29.75 per share. The Company received net proceeds from the offering of approximately $183.9 million after deducting payment of the underwriting discount of $0.25 per share and offering expenses. The Company used approximately $45.5 million of the net proceeds for the Willow Grove Park acquisition; approximately $13.5 million for the IKEA acquisition; $94.9 million to repay amounts outstanding under the Company's line of credit; and the remainder for working capital purposes.

Credit Facility

         On November 20, 2003, the Company completed the replacement of its $200 million secured line of credit with a $500 million unsecured revolving line of credit (the "Credit Facility") with an option to increase the Credit Facility to $650 million under prescribed conditions. The Credit Facility bears interest at a rate between 1.5% and 2.5% per annum over LIBOR based on the Company's leverage. The availability of funds under the Credit Facility is subject to the Company's compliance with financial and other covenants and agreements, some of which are described below. Completion of the Credit Facility was timely as the previous revolving line of credit was set to expire in December 2003. It has positioned the Company with substantial liquidity to fund the Company's business plan and to pursue strategic opportunities as they arise. The Credit Facility has a term of three years with an additional one year extension provided that there is no event of default at that time. The Company used $170.0 million from its new line of credit to repay all of the approximately $154.9 million of outstanding indebtedness under Crown's line of credit facility with GE Capital Corporation, including approximately $0.2 million of accrued interest, and to pay certain closing costs in connection with the merger. At December 31, 2003, $170.0 million was outstanding under the Credit Facility.

         The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph shall have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1;
(3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary, not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value;
(11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of December 31, 2003, the Company was in compliance with all of these debt covenants.

Mortgage Financing Activity

         In June 2003, the Company refinanced its mortgage note payable secured by Moorestown Mall, in Moorestown, New Jersey. The $64.3 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the mortgage note payable were used to repay the previously existing mortgage note secured by Moorestown Mall and to fund a portion of the purchase price for Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Echelon Mall in Voorhees, New Jersey.

         In May 2003, the Company entered into a mortgage note payable secured by Dartmouth Mall, in Dartmouth, Massachusetts. The $70.0 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the mortgage note payable were used to fund a portion of the purchase price for Plymouth Meeting Mall and Echelon Mall.

Acquisition Credit Facility

         The Company financed a significant part of the cash portion of the purchase price for its acquisition of six malls from Rouse through an unsecured credit facility (the "Acquisition Credit Facility") with Wells Fargo, National Association ("Wells Fargo"). The Acquisition Credit Facility included a $175 million term loan and a $25 million unsecured revolving line of credit. PREIT applied a substantial portion of the proceeds from the sale of its multifamily portfolio to repay in full all amounts borrowed under the Acquisition Credit Facility as of July 25, 2003, and the revolving line of credit expired by its terms on October 27, 2003. The fees paid to Wells Fargo for the term loan and the revolving line of credit were $1.3 million and $0.2 million, respectively.

Capital Resources

         The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. In addition, the Company believes that net cash provided by operations will be sufficient to permit the Company to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the Crown merger. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions. The Company expects to have capital expenditures relating to leasing and property improvements in 2004 of approximately $25 million. The following are some of the risks that could impact the Company's cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

         o unexpected changes in operations that could result from the integration of the properties acquired in 2003;
         o increase in tenant bankruptcies reducing revenue and operating cash flows;
         o increase in interest expenses as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;
         o increase in interest rates affecting the Company's net cost of borrowing;
         o increase in insurance premiums and/or the Company's portion of claims;
         o eroding market conditions in one or more of the Company's primary geographic regions adversely affecting property operating cash flows; and
         o disputes with tenants over common area maintenance and other charges.

         The Company expects to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The following are some of the potential impediments to accessing additional funds under the Credit Facility:

         o constraining leverage covenants under the Credit Facility;
         o increased interest rates affecting coverage ratios; and
         o reduction in the Company's consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios.

         At December 31, 2003 the Company had $170.0 million outstanding under its Credit Facility. The Company had pledged $0.5 million under the Credit Facility as collateral for two letters of credit. The unused portion of the Credit Facility available to the Company was $329.5 million as of December 31, 2003.

         In December 2003, the Company announced that the SEC had declared effective a $500 million universal shelf registration statement. The Company may use the shelf registration to offer and sell shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, the Company may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to the Company, if at all.

Mortgage Notes

         Mortgage notes payable, which are secured by 30 of the Company's wholly-owned properties, are due in installments over various terms extending to the year 2013 with interest at rates ranging from 3.12% to 10.60% with a weighted average interest rate of 7.18% at December 31, 2003. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities held-for-sale on the consolidated balance sheet. The following table outlines the timing of principal payments related to the Company's mortgage notes (in thousands of dollars):

                                                                        Payments by Period

                                                                      Up to                                  More than
                                          Total      Debt Premium   1 Year(1)   1-3 Years(1)    3-5 Years     5 Years
                                        ----------   ------------    -------    -------------   ---------    ---------
Continuing Operations:
   Fixed Rate Mortgages                 $1,191,181     $71,127       $16,232      $282,079      $554,291     $267,452

   Variable Rate Mortgages                  30,000           -             -        30,000             -            -
                                        ----------     -------       -------      --------      --------     --------
                                         1,221,181      71,127        16,232       312,079       554,291      267,452
Discontinued Operations:

   Fixed Rate Mortgages                     65,500       4,361         2,603         6,174        52,362            -
                                        ----------     -------       -------      --------      --------     --------
   Total wholly-owned                   $1,286,681     $75,488       $18,835      $318,253      $606,653     $267,452
                                        ==========     =======       =======      ========      ========     ========

(1) Includes $278.2 million of balloon payments that come due under the Company's mortgage notes during the next three years.

Contractual Obligations

    The following chart presents the Company's aggregate contractual obligations for the periods presented as of December 31, 2003 (in thousands of dollars):

                                                                                               More than
                                           Total     Up to 1 Year    1-3 Years   3-5 Years       5 Years
                                        ----------   ------------    ---------   ---------      --------
Mortgages (1)                           $1,211,193     $18,835       $318,253     $606,653      $267,452
Revolving Credit Facility                  170,000           -        170,000            -             -
                                        ----------     -------       --------     --------      --------
Long-Term Debt                           1,381,193      18,835        488,253      606,653       267,452
Capital Leases (2)                           2,643         836          1,057          569           181
Operating Leases                            11,313       3,223          4,603        2,793           694
Ground Leases                               35,859       1,039          1,992        1,992        30,836
Development Commitments (3)                 27,419      27,419              -            -             -
                                        ----------     -------       --------     --------      --------
Total                                   $1,458,427     $51,352       $495,905     $612,007      $299,163
                                        ==========     =======       ========     ========      ========

(1) Includes amounts reflected in the table in "Mortgage Notes," above. Excludes the Company's proportionate share of the indebtedness of the Company's properties held in joint venture form. Excludes debt premium reflected in the table in "Mortgage Notes," above.
(2) Includes interest.
(3) The timing of the payments of these amounts is uncertain. Management estimates that they will be made in the upcoming year, but situations could arise at these development projects that could delay the timing of this work.

RESULTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

Overview

         The results of operations for the years ended December 31, 2003, 2002 and 2001 show significant fluctuations due primarily to the acquisition and disposition of real estate properties during the respective periods. In 2003, we acquired 32 retail properties plus the remaining joint venture interest in two other properties. Also in 2003, we disposed of our multifamily portfolio, consisting of 15 wholly-owned properties and joint venture interests in four other properties. In 2002, we acquired one retail property, and additional joint venture interests in two other properties (one retail and one multifamily). Accordingly, the Company's prior results are not necessarily indicative of expected future results. The Company's results of operations include property operating results starting on the date on which each property was acquired. In particular, the Company's operating results include less than nine months of operations for four of the malls acquired from Rouse, less than seven months for two of the malls acquired from Rouse, and less than two months for the properties acquired through the Company's merger with Crown. The Company's financial performance in future periods is expected to be significantly different once a full year of operations for the properties acquired in 2003 are reflected in those future periods.

         The amounts reflected as income from continuing operations in the table presented below reflect the Company's wholly-owned and consolidated joint venture retail and industrial properties, with the exception of the retail properties that meet the classification of discontinued operations. The Company's wholly-owned multifamily properties' operations are included in discontinued operations. The Company's unconsolidated joint ventures are presented under the equity method of accounting in equity in income of partnerships and joint ventures.

The following information summarizes our results of operations for the years ended December 31, 2003, 2002 and 2001.

                                           Year Ended          % Change          Year Ended      % Change          Year Ended
(in thousands of dollars)               December 31, 2003    2002 to 2003    December 31, 2002  2001 to 2002    December 31, 2001
                                        -----------------    ------------    -----------------  ------------    -----------------
Real estate revenues                        $170,517              169%           $ 63,341            25%             $ 50,637
Property operating expenses                  (60,339)             271%            (16,265)           29%              (12,656)
Management company revenue                    11,994                9%             11,003            (3%)              11,336
Interest and other income                        887               25%                711            97%                  361
General and administrative expenses          (40,168)              62%            (24,747)            5%              (23,577)
Interest expense                             (35,318)             130%            (15,378)           25%              (12,306)
Depreciation and amortization                (37,616)             190%            (12,969)           39%               (9,348)
Equity in income of partnerships and
     joint ventures                            7,231               (3%)             7,449            14%                6,540
Gains on sales of interests in real estate    16,199              n/a                   -          (100%)               2,107
Minority interest in properties                 (894)             n/a                   -            n/a                    -
Minority interest in operating partnership    (3,298)             152%             (1,307)          (12%)              (1,481)
                                            --------             ----            --------          ----              --------
Income from continuing operations             29,195              147%             11,838            2%                11,613
Discontinued operations                      166,845             1309%             11,840           45%                 8,176
                                            --------             ----            --------          ----              --------
Net income                                  $196,040             728%            $ 23,678           20%              $ 19,789
                                            ========             ====            ========          ====              ========

Real Estate Revenues

         Real estate revenues increased by $107.2 million or 169% in 2003 as compared to 2002 primarily due to property acquisitions. Revenues related to the properties acquired from The Rouse Company provided $70.2 million of real estate revenues in 2003. In addition, the properties acquired in the Crown merger provided $23.2 million of real estate revenues and Willow Grove Park provided $8.7 million of real estate revenues in 2003. Real estate revenues from Beaver Valley Mall increased by $2.9 million in 2003, which was its first full year of ownership by the Company, as compared to revenues in 2002 that reflected only eight months of operations. Real estate revenues from properties that were owned by the Company for the full years of 2003 and 2002 increased by $2.2 million due to new and renewal leases at higher rates in 2003 and due to a 2003 increase in expense reimbursements, which comprise a component of real estate revenues, resulting from an increase in reimbursable property operating expenses.

         Real estate revenues increased by $12.7 million or 25% in 2002 as compared to 2001 primarily due to property acquisitions. Beaver Valley Mall, which was acquired in the second quarter of 2002, provided $8.5 million of real estate revenues in 2002. Two development properties that were placed in service in 2001 increased real estate revenues by $2.2 million in 2002, which was their first full year of operations. Real estate revenues from properties that were owned by the Company for the full years of 2002 and 2001 increased by $2.0 million due to new and renewal leases at higher rates in 2002, and due to greater expense reimbursements in 2002 resulting from an increase in reimbursable property operating expenses.

Property Operating Expenses

         Property operating expenses increased by $44.1 million or 271% in 2003 as compared to 2002 primarily due to property acquisitions. Property operating expenses related to the properties acquired from The Rouse Company were $31.0 million in 2003. Property operating expenses related to the properties acquired in the Crown merger were $7.4 million in 2003 and property operating expenses related to Willow Grove Park were $3.0 million in 2003. Property operating expenses for Beaver Valley Mall increased by $1.2 million in 2003, which was its first full year of ownership by the Company. Property operating expenses for properties that were owned by the Company for the full years of 2003 and 2002 increased in 2003 by $1.5 million due to higher repair and maintenance, property tax, and payroll expenses.

         Property operating expenses increased by $3.6 million or 29% in 2002 as compared to 2001 primarily due to property acquisitions. Property operating expenses related to Beaver Valley Mall were $2.4 million. Property operating expenses at two development properties that were placed in service in 2001 increased by $0.3 million in 2002, their first full year of operations. Property operating expenses from properties that were owned by the Company for the full years of 2002 and 2001 increased in 2002 by $0.9 million due to higher property tax and insurance expense.

General and Administrative Expenses

         In 2003, general and administrative expenses increased by $15.4 million or 62%, including $4.3 million from incentive compensation and $2.1 million in other costs related to the Crown merger for a total of $6.4 million from merger and other acquisition expenses. Corporate payroll and related expenses increased by $6.7 million due to the aforementioned $4.3 million from incentive compensation related to the Company's merger and acquisition activities, $2.0 million related to an executive long-term incentive plan, and $0.4 million due to annual salary increases and additional employees. Other general and administrative expenses increased by $8.7 million including the aforementioned merger expenses of $2.1 million, transitional office expenses of $1.5 million, fees to terminate interest rate swap agreements of $1.2 million, increases in legal and accounting fees of $1.1 million, increases in shareholder relations costs of $0.5 million, increases in benefits and payroll taxes of $0.5 million, increases in leasing convention expenses of $0.6 million, and $1.2 million of miscellaneous variances.

         General and administrative expenses increased by $1.2 million in 2002 as compared to 2001 primarily due to a $0.9 million increase in payroll and benefits and a $0.3 million increase in shareholder relations costs.

Interest Expense

         Interest expense increased by $19.9 million in 2003 as compared to 2002. The Company assumed new mortgages in connection with the merger with Crown, the purchases of Cherry Hill Mall and Exton Square Mall, and inherited a mortgage related to Willow Grove Park in connection with the Company's acquisition of its former partner's interest in that property, resulting in additional mortgage interest expense of $14.3 million in 2003. The Company engaged in mortgage financing transactions at Moorestown Mall and Dartmouth Mall, resulting in increased interest expenses of $4.1 million in 2003. Mortgage interest on Beaver Valley Mall increased by $0.8 million in 2003, the first full year of ownership by the Company. Bank loan interest increased $0.8 million due to a $1.8 million increase in amortization of deferred Financing Fees and a $0.8 million increase in interest related to the Acquisition Credit Facility offset by a $1.8 million decrease due to lower weighted-average outstanding debt balances under the Company's credit facilities in 2003. Increased monthly principal payments reduced amounts outstanding under mortgages that were outstanding in 2003 and 2002, and resulted in an interest expense reduction of $0.1 million.

         Interest expense increased by $3.1 million in 2002 as compared to 2001. Bank loan interest increased $1.8 million due to a larger weighted average outstanding loan balance in 2002 partially offset by a decrease in interest rates. The Company assumed a new mortgage in connection with the purchase of Beaver Valley Mall, resulting in an increase in mortgage interest expense of $2.7 million. The Company repaid a construction loan in 2002 related to Paxton Towne Centre, resulting in a decrease in interest expense of $1.4 million.

         Amortization of debt premiums was $5.9 million, $0.6 million and $0.6 million in 2003, 2002 and 2001, respectively. The increase in 2003 amortization expense was due to property acquisitions in which the Company assumed mortgage debt with above-market interest rates. The Company records debt premiums in order to recognize the fair value of debt assumed in connection with property acquisitions. Debt premiums are amortized over the remaining term of the debt instrument with which they are associated, and result in a non-cash decrease in interest expense.

Depreciation and Amortization

         Depreciation and amortization expense increased by $24.6 million in 2003 as compared to 2002 primarily due to $20.9 million related to new properties (including $6.1 million relating to amortization of value of in-place leases) and $3.7 million due to a higher asset base resulting from capital improvements to properties.

         Depreciation and amortization expense increased by $3.6 million in 2002 as compared to 2001 due to $2.5 million related to new properties (including $0.2 million relating to amortization of value of in-place leases) and $1.1 million due to a higher asset base resulting from capital improvements to properties.

Gains on Sales of Interests in Real Estate

         In 2003, we sold our interests in four multifamily properties owned through joint ventures for a total gain of $15.1 million (gains from sales of wholly-owned multifamily properties sold in 2003 are reflected in discontinued operations, discussed below). We also sold a land parcel at the Crest Plaza Shopping Center in Allentown, Pennsylvania for a gain of $1.1 million.

         In 2001, we sold our joint venture interest in Ingleside Shopping Center in Thorndale, Pennsylvania for a gain of $1.8 million, a land parcel at Commons of Magnolia in Florence, South Carolina for a loss of $1.0 million and a land parcel at Paxton Towne Centre in Harrisburg, Pennsylvania for a gain of $1.3 million.

Discontinued Operations

         Property operating results, gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows:

                                                   For the year ended December 31,
(in thousands of dollars)                       2003              2002              2001
-------------------------                      ------            ------            ------
Property operating results of
  wholly-owned multifamily properties         $  5,846          $ 8,912            $ 8,996
Property operating results of
  Non-Core Properties                            1,735                -                  -
Property operating results of
  Mandarin Corners                                   -              151                223
                                              --------          -------            -------

                                                 7,581            9,063              9,219
Aggregate gains on
  sales of discontinued operations             178,121            4,085                  -
Minority interest in properties                     (8)               -                  -
Minority interest in Operating
  Partnership                                  (18,849)          (1,308)            (1,043)
                                              --------          -------            -------
Total                                         $166,845          $11,840            $ 8,176
                                              ========          =======            =======

The decrease in multifamily operating results in 2003 was due to the sale of the wholly-owned multifamily properties portfolio in mid-2003. The Non-Core Properties were acquired in the Crown merger in November 2003.

NET OPERATING INCOME

         Net operating income ("NOI") is derived from revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). Net operating income does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes general and administrative expenses, management company revenues, interest income, interest expense, depreciation and amortization, income from discontinued operations and gains on sales of interests in real estate.

         The following table presents net operating income results for 2003 and 2002 for the Company. The results are presented using the "proportionate consolidation method," which presents the Company's share of its joint venture investments. The Retail Same Store results represent property operating results for retail properties that the Company acquired prior to January 1, 2002 excluding properties that the Company is redeveloping.

                                      For the year ended                         For the year ended
   (in thousands of dollars)           December 31, 2003                          December 31, 2002                     % Change
                            ----------------------------------------  --------------------------------------   --------------------
                                   Retail Same                               Retail Same                       Retail Same
                                      Store             Total                    Store          Total             Store      Total
                            ----------------------------------------  --------------------------------------   --------------------
   Real estate
     revenues                       $ 63,595        $ 207,847                  $  61,764       $ 107,046              3%        94%
   Property
     operating expenses              (17,135)         (74,880)                   (15,329)        (31,378)            12%       139%
                                    --------        ---------                  ---------       ---------            ---        ---
    NOI                             $ 46,460        $ 132,967                  $  46,435       $  75,668              0%        76%
                                    ========        =========                  =========       =========            ===        ===

         The increases in total real estate operating revenues, real estate operating expenses and net operating income are primarily due to the property acquisitions described above. Retail Same Store revenues increased due to higher base rents, primarily due to new leases at Northeast Tower Center, Commons at Magnolia and Paxton Towne Centre. In addition, expense reimbursements increased due to an increase in reimbursable property operating expenses. Retail Same Store expenses increased due to higher repair and maintenance, property tax and payroll expense. Same Store NOI was negatively impacted in 2003 by the non-cash amortization of our buyout of the Ames lease at Dartmouth Mall ($0.4 million), as well as lower expense reimbursements of $0.2 million in 2003 and higher bad debt reserves of $0.1 million at certain properties in 2003.

The following information is provided to reconcile net income to property level net operating income (in thousands of dollars):

                                                 For the year ended December 31,

                                                    2003                2002
                                                    ----                ----
Net income allocable to common shareholders      $194,507            $ 23,678
Preferred dividends                                 1,533                  --
Minority interest in Operating Partnership          3,298               1,307
Equity in income from partnerships and joint
  ventures                                         (7,231)             (7,449)
Company's proportionate share of partnerships
  and joint ventures net operating income          23,683              28,592
Gains on sales of interests in real estate        (16,199)                  -
Income from discontinued operations              (166,845)            (11,840)
Depreciation and amortization                      37,616              12,969
Interest expense                                   35,318              15,378
Interest income                                      (887)               (711)
Management company revenue                        (11,994)            (11,003)
Total general & administrative expenses            40,168              24,747
                                                 --------            --------
Net operating income                             $132,967            $ 75,668
                                                 ========            ========

Funds From Operations

         The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations ("FFO") as income before gains (losses) on property sales and extraordinary items (computed in accordance with GAAP); plus real estate depreciation and similar adjustments for unconsolidated joint ventures after adjustments for non-real estate depreciation and amortization of financing costs. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to FFO. The Company believes that FFO is helpful to investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring items, gains on sales of real estate and depreciation and amortization of real estate.

         FFO increased 31.1% to $67.1 million for the year ended December 31, 2003, as compared to $51.2 million in 2002. The increase was primarily due to operating results attributable to the acquisitions in 2003 of 32 wholly-owned retail properties and the remaining interests in Palmer Park Mall and Willow Grove Park.

         The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the past periods indicated (in thousands of dollars, except per share amounts):

                                                               For the year         per share        For the year        per share
                                                            ended December 31,     (including     ended December 31,    (including
                                                                  2003              OP Units)            2002            OP Units)
                                                            ----------------------------------------------------------------------
Net income allocable to common shareholders                   $ 194,507            $  8.57            $  23,678          $   1.33
    Minority interest in Operating Partnership (continuing
       operations)                                                3,298               0.15                1,307              0.07
    Minority interest in Operating Partnership (discontinued
       operations)                                               18,849               0.83                1,308              0.07

    Gains on sales of interests in real estate                  (16,199)             (0.71)                   -                 -

    Gains on dispositions of discontinued operations           (178,121)             (7.85)              (4,085)            (0.23)
    Depreciation and amortization:
       Wholly-owned & consolidated partnership, net (a)          37,357               1.65               12,709              0.71
       Unconsolidated partnerships & joint ventures (a)           5,071               0.22                7,446              0.41
       Discontinued operations (wholly-owned only)                2,308               0.10                8,727              0.49
    Prepayment fee                                                    -                  -                   77                 -
                                                              ---------            -------            ---------          --------
Funds from operations (b)                                     $  67,070            $  2.96            $  51,167          $   2.85
                                                              =========            =======            =========          ========

Weighted average number of shares outstanding                    20,390                                  16,162
Weighted average effect of full conversion of OP units            2,303                                   1,805
                                                               --------                                  ------
Total weighted average shares outstanding, including OP units    22,693                                  17,967
                                                               --------                                  ------

         (a) Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.

         (b) Includes the non-cash effect of straight-line rents of $2.8 million and $1.0 million for 2003 and 2002, respectively.

CASH FLOWS

         Operating Activities: Net cash provided by operating activities totaled $69.2 million for the year ended December 31, 2003, compared to $31.2 million provided in 2002 and $40.2 million provided in 2001. Net cash provided by operating activities in 2003 was impacted by the increase in real estate revenues of $107.2 million from the acquisition of the Rouse and Crown properties. These revenues were partially offset by increases in property operating expenses of $44.0 million, payments of transaction bonuses relating to the Crown merger of $4.3 million and other merger related payments of $2.1 million.

         Investing Activities: Cash flows used by investing activities were $305.1 million for the year ended December 31, 2003, compared to $24.0 million used in 2002 and $25.4 million used in 2001. Investing activities in 2003 reflect the cash used for the Crown merger of $192.1 million, Rouse property acquisitions of $237.4 million, and the acquisition of the remaining 70% of the interests in Willow Grove Park of $45.5 million. This was partially offset by the proceeds from the sale of the wholly-owned multifamily properties of $207.4 million and the joint venture multifamily properties of $10.9 million.

         Financing Activities: Cash flows provided by financing activities were $271.0 million for the year ended December 31, 2003, compared to $3.8 million used in 2002 and $10.6 million used in 2001. Cash flows provided by financing activities in 2003 were impacted by an August 2003 equity offering with net proceeds of $183.9 million. A new mortgage at Dartmouth Mall and the refinancing at Moorestown Mall provided cash proceeds of $74.2 million.

COMMITMENTS

         At December 31, 2003, the Company had approximately $27.4 million committed to complete current development and redevelopment projects. The Company expects to finance this amount through borrowings under the Credit Facility or through short-term construction loans.

         Pursuant to a contribution agreement entered into in connection with the Company's 1997 acquisition of The Rubin Organization, the Company issued 200,000 Class A Units in its Operating Partnership, and agreed to issue up to 800,000 additional Class A Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 Class A Units had been issued. The Company also agreed to issue additional Class A Units with respect to development and predevelopment properties acquired in the transaction. A special committee of disinterested members of the Company's Board of Trustees was appointed to determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned and how many Class A Units are payable with respect to the development and predevelopment properties. The special committee and its independent legal and accounting advisors and the former affiliates of The Rubin Organization and their advisors have engaged in discussions concerning the appropriate number of Class A Units to be issued with respect to these matters. The special committee has made a determination, which is being documented currently.

         In connection with the Company's acquisition of its interest in New Castle Associates, the Company also obtained an option, exercisable commencing April 30, 2004 and expiring October 27, 2004, to acquire the remaining interests in New Castle Associates, including that of Pan American Associates, in exchange for an aggregate of 609,317 additional OP Units. If the Company does not exercise this option, then the remaining partners of New Castle Associates will have the right, beginning April 28, 2008 and expiring October 25, 2008, to require the Company to acquire the remaining interests in New Castle Associates in exchange for an aggregate of 670,248 additional OP Units. Unless and until the Company acquires the remaining interests in New Castle Associates, each of the remaining partners of New Castle Associates other than the Company will be entitled to receive a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. If the Company does not exercise its call right, this preferred distribution will increase by 50% beginning January 1, 2005 and by an additional 5% over the amount for the preceding year beginning each January 1 thereafter. If the remaining New Castle Associates partners do not exercise their put rights, this preferred distribution will terminate on October 25, 2008. By reason of their interest in Pan American Associates, Ronald Rubin currently has a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin currently has a 1.43% indirect limited partner interest in New Castle Associates.

         In connection with the Crown merger, Crown's former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 14 shopping malls. This retained interest is subject to a put-call arrangement between Crown's former operating partnership and the Company, pursuant to which the Company has the right to require Crown's former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown's former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown's former operating partnership.

CONTINGENT LIABILITIES

         In June and July respectively, of 2003, a former administrative employee and a former building engineer of PREIT-RUBIN, Inc. ("PRI") pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross ("IBC") for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC's Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC's insurance carriers. In addition, several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC's losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC's insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC and that PRI has insurance to cover some or all of any potential payments to IBC. The Company is unable to estimate or determine the likelihood of any loss to the Company.

         Following the Company's sale of its 15 wholly-owned multifamily properties, the purchaser of those properties has made three separate claims against the Company seeking unspecified damages from the Company related to alleged breaches of representations and warranties under the sale agreement and an alleged breach by the Company of the Company's covenant to operate the multifamily properties in the ordinary course between when the sale agreement was entered into and when the transactions closed. The Company has denied liability on all three claims and intends to defend vigorously against any possible lawsuit.

LITIGATION

         In April 2002, a joint venture, of which a subsidiary of the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Company's Christiana Phase II project. In October 2003, the Chancery Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation has appealed the Chancery Court's decision to the Delaware Supreme Court. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

COMPETITION AND CREDIT RISK

         The Company's retail properties compete with other retail properties in their trade areas as well as alternative retail formats, including catalogs, home shopping networks and internet commerce. Economic factors, such as employment trends and the level of interest rates, impact retail property sales. Some of the Company's properties are of the same type and are within the same market area as other competitive properties. This results in the competition for both acquisition of prime sites and for tenants to occupy the space that the Company and its competitors develop and manage. The existence of competitive properties could have a material adverse effect on the Company's ability to lease space and on the level of rents it can obtain. The Company is vulnerable to credit risk if retailers that lease space from the Company are unable to continue operating in its retail properties. The Company is also vulnerable to the extent that certain categories of tenants could experience economic declines.

SEASONALITY

         There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. The Company's recent decision to concentrate on the retail sector increased the Company's exposure to seasonality and is expected to result in a greater percentage of the Company's cash flows being received in the fourth quarter as compared to prior years.

INFLATION

         Inflation can have many effects on the financial performance of the Company. Retail property leases often provide for the payment of rents based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on the Company. However, during times when inflation is greater than increases in rent as provided for in a lease, rent increases may not keep up with inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market interest rates. As of December 31, 2003, the Company's consolidated debt portfolio consisted of $1,191.2 million in fixed-rate mortgage notes, $170.0 million borrowed under its Credit Facility and $30.0 million in variable rate mortgage notes.

         Changes in market interest rates have different impacts on the fixed and variable portions of the Company's debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point move in interest rates from their actual December 31, 2003 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $48.1 million at December 31, 2003. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $50.7 million at December 31, 2003. Based on the variable-rate debt included in the Company's debt portfolio as of December 31, 2003, a 100 basis point increase in interest rates would result in an additional $2.0 million in interest annually. A 100 basis point decrease would reduce interest incurred by $2.0 million annually.

         To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To limit overall interest cost, the Company may use interest rate instruments, typically interest rate swaps, to convert a portion of its variable-rate debt to fixed-rate debt, or even a portion of its fixed-rate debt to variable-rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. The Company may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

         Mortgage notes payable, which are secured by 30 of the Company's wholly-owned properties, are due in installments over various terms extending to the year 2013 with interest at rates ranging from 3.12% to 10.6% with a weighted average interest rate of 7.18% at December 31, 2003. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities on assets held-for-sale on the consolidated balance sheet.

         The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified period (in thousands of dollars):

                                     Fixed-Rate Debt                                        Variable-Rate Debt
Year Ended December 31,   Principal Payments   Weighted Average Interest Rate  Principal Payments   Weighted Average Interest Rate
                          ------------------- -------------------------------  ------------------   ------------------------------
2004                         $   16,232                 7.34%                    $       --                    --
2005                            158,693                 7.93%                        30,000                 3.12%
2006                            123,386                 8.22%                       170,000                 3.12%
2007                             73,366                 7.95%                            --                    --
2008                            480,925                 7.29%                            --                    --
2009 and thereafter             267,452                 6.07%                            --                    --

         The preceding table excludes scheduled maturities for properties that are classified as held-for-sale. One held-for-sale property has a mortgage with an outstanding balance of $18.7 million and an interest rate of 7.25% at December 31, 2003. This borrowing is expected to be repaid upon the sale of the property in 2004. Two held-for-sale properties are included in a 15 property pool that secures a mortgage loan with GECC that has an interest rate of 7.43%. The portion of the GECC mortgage loan that is associated with the two held-for-sale properties is $42.4 million.

         Because the information presented above includes only those exposures that exist as of December 31, 2003, it does not consider those exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest rates.

Item 8. Financial Statements and Supplementary Data.

         Our consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2003, 2002 and 2001, and the notes thereto, and the report of independent auditors thereon, and our summary of unaudited quarterly financial information for the years ended December 31, 2003 and 2002, and the financial statement schedules begin on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003, and have concluded as follows:

            o Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported accurately and on a timely basis.

            o Information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 10. Trustees and Executive Officers of the Trust.

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation.

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters.

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated by reference to, and will be contained in our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services.

         The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2004, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following documents are included in this report:

 (1)     Financial Statements

         Independent Auditors' Report                                                   F-1

         Consolidated Balance Sheets as of December 31, 2003 and 2002                   F-2

         Consolidated Statements of Income for the years ended
         December 31, 2003, 2002 and 2001                                               F-3 to F-4

         Consolidated Statements of Shareholders' Equity and Comprehensive Income
         for the years ended December 31, 2003, 2002 and 2001                           F-5

         Consolidated Statements of Cash Flows for the years
         ended December 31, 2003, 2002 and 2001                                         F-6

         Notes to Consolidated Financial Statements                                     F-7 to F-33

         Report of Independent Auditors for Lehigh Valley Associates
         2002 Financial Statements                                                      F-34

(2)      Financial Statement Schedules

         II   -   Valuation and Qualifying Accounts                                     S-1

         III  -   Real Estate and Accumulated Depreciation                              S-2 to S-3

         All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statement or notes thereto.

(3) Exhibits

Exhibit No.          Description
-----------          -----------

2.1 Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Cherry Hill Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.1 to PREIT's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.2 Agreement of Purchase and Sale among Echelon Mall Joint Venture and Echelon Acquisition, LLC and PR Echelon Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.2 to PREIT's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.3 Agreement of Purchase and Sale among Gallery at Market East, LLC and PR Gallery I Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.3 to PREIT's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.4 Agreement of Purchase and Sale among The Rouse Company Of Nevada, LLC, The Rouse Company Of New Jersey, LLC and PR Moorestown Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.4 to PREIT's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.5 Agreement of Purchase and Sale between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.5 to PREIT's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.6 Agreement of Purchase and Sale between The Rouse Company, L.P. and PR Exton Limited Partnership, dated as of March 7, 2003, filed as exhibit
         2.6 to PREIT's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.7 Agreement and Plan of Merger among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit
         2.1 to PREIT's Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.8 Crown Partnership Distribution Agreement between Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit 2.2 to PREIT's Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.9 PREIT Contribution Agreement between Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of May 13, 2003, filed as exhibit 2.3 to PREIT's Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.10 Crown Partnership Contribution Agreement between Crown American Properties, L.P. and PREIT Associates, L.P., dated as of May 13, 2003, filed as exhibit 2.4 to PREIT's Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.11 Agreement of Exchange between Crown Investments Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit
         2.5 to PREIT's Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.12 Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as exhibit 2.1 to PREIT's Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.13 First Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as exhibit 2.2 to PREIT's Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.14 Second Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of April 4, 2003 filed as exhibit 2.1 to PREIT's Current Report on Form 8-K dated April 4, 2003 and filed April 10, 2003, is incorporated herein by reference.

2.15 Third Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of May 27, 2003, filed as exhibit 2.4 to PREIT's Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.16 Letter Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp, dated May 30, 2003, filed as exhibit 2.5 to PREIT's Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.17 Purchase and Sale Agreement between Mid-Island Properties, Inc. and PREIT Associates, L.P. dated May 1, 2003, filed as exhibit 2.6 to PREIT's Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.18 Assignment and Assumption of Purchase and Sale Agreement between Mid-Island Properties, Inc. and Tree Farm Road, L.P. dated May 1, 2003, filed as exhibit 2.7 to PREIT's Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.19 Partnership Assignment Agreement between PREIT Associates, L.P. and Tree Farm Road, L.P. dated May 1, 2003, filed as exhibit 2.8 to PREIT's Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.20 Purchase and Sale Agreement by and among Countrywood Apartments Limited Partnership, Countrywood Apartments General Partnership, PR Countrywood LLC and PREIT Associates, L.P., filed as exhibit 2.9 to PREIT's Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.21 First Amendment to Agreement of Purchase and Sale Plymouth Meeting Mall, dated as of April 28, 2003, by and between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, filed as exhibit 2.7 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.22 First Amendment to Agreement of Purchase and Sale Echelon Mall, dated as of April 28, 2003, by and between Echelon Mall Joint Venture, Echelon Acquisition, LLC and PR Echelon Limited Partnership, filed as exhibit 2.8 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.23 Contribution Agreement, dated as of April 22, 2003, among PREIT, PREIT Associates, L.P. and the persons and entities named therein and the joinder to the contribution agreement, filed as exhibit 2.9 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.24 Call and Put Option Agreement, dated as of April 28, 2003, among PREIT Associates, L.P., PR New Castle LLC, Pan American Associates and Ivyridge Investment Corp. , filed as exhibit 2.10 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.25 Purchase and Sale Agreement by and among Norman Wolgin, Sidney Wolgin, William Wolgin and PR Fox Run, L.P. dated as of June 30, 2003, filed as exhibit 2.10 to PREIT's Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.26 Purchase and Sale Agreement by and among Norman Wolgin, Alfred Frans Nijkerk, Alfred Frans Nijkerk as Trustee of Trust U/W Inge M.H. Nijkerk Von Der Laden and PR Will-O-Hill, L.P. dated as of July 2003, filed as exhibit 2.11 to PREIT's Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.27 Assignment of Limited Partnership Interests as of September 2, 2003 by Commonwealth of Pennsylvania State Employees' Retirement System to PREIT Associates, L.P., filed as exhibit 2.1 to PREIT's Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.28 Assignment of General Partnership Interests as of September 2, 2003 by LMRES Real Estate Advisers, Inc. to PRWGP General, LLC, filed as exhibit 2.2 to PREIT's Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

3.1      Trust Agreement as Amended and Restated on December 16, 1997, filed as
         Exhibit 3.2 to PREIT's Current Report on Form 8-K dated December 16, 1997, is incorporated herein by reference.

3.2 Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of 11% Non-Convertible Senior Preferred Shares, filed as exhibit 4.1 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

3.3 Amendment to Trust Agreement as Amended and Restated on December 16, 1997, filed as exhibit 4.2 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

3.4*     By-Laws of PREIT as amended through January 20, 2004.

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

4.6 Addendum to First Amended and Restated Partnership Agreement of PREIT Associates, L.P. Designating the Rights, Obligations, Duties and Preferences of Senior Preferred Units, filed as exhibit 4.3 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

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

+10.33 PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.34 1997 Stock Option Plan, filed as exhibit 10.41 to PREIT's Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.35   Amendment No. 1 to PREIT's 1997 Stock Option Plan, filed as Exhibit
         10.48 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.36 PREIT's Special Committee of the Board of Trustees' Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to PREIT's Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

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

+10.41 PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as Exhibit 4 to PREIT's Form S-3 dated March 19, 1999, is incorporated herein by reference.

+10.42 Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as exhibit 10.56 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.43 PREIT's 1999 Equity Incentive Plan, filed as Appendix A to PREIT's definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

+10.44 PREIT's Restricted Share Plan for Non-Employee Trustees, effective January 1, 2002.

+10.45   PREIT's 2002-2004 Long-Term Incentive Plan, effective January 1, 2002.

+10.46 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and David J. Bryant, filed as exhibit 10.67 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.47 PREIT's 2003 Equity Incentive Plan and Amendment No.1 thereto, filed as Appendix D to PREIT's Form S-4/A dated October 1, 2003, is incorporated herein by reference.

+10.48 Employment Agreement, dated as of March 22, 2002, between PREIT and Bruce Goldman, filed as exhibit 10.69 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.49 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and George Rubin, filed as exhibit 10.70 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.50 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and Douglas Grayson, filed as exhibit 10.71 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.51 Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT Services, LLC and Joseph Coradino, filed as exhibit 10.72 to PREIT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

10.52 Credit Agreement, dated as of November 20, 2003, among PALP, PREIT and each of the financial institutions signatory thereto, filed as exhibit
         10.1 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.53 Form of Revolving Note, dated November 20, 2003, filed as exhibit 10.2 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.54 Swingline Note, dated November 20, 2003, filed as exhibit 10.3 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.55 Guaranty, dated as of November 20, 2003, executed by PREIT and certain of its direct and indirect subsidiaries, filed as exhibit 10.4 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.56 Common Share Purchase Warrant between PREIT and Laurel Centre Associates LLC dated November 20, 2003, filed as exhibit 10.5 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.57 Agreement between PREIT Services, LLC and Crown American Hotels Company, dated November 20, 2003, regarding information technology support, filed as exhibit 10.6 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.58 License Agreement, dated as of November 20, 2003 by and among Crown Investments Trust, Crown American Hotels Company and PREIT, filed as exhibit 10.7 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.59 Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Cherry Hill Mall), filed as Exhibit 10.2 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.60 Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of Gallery at Market East, LLC and its affiliates, including The Rouse Company, L.P. (relating to The Gallery at Market
         East), filed as Exhibit 10.3 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.61 Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Moorestown Mall), filed as Exhibit 10.4 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.62 Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Exton Square Mall), filed as Exhibit 10.5 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.63 Security Agreement, dated as of April 28, 2003, by Pan American Associates and Ivyridge Investment Corp. in favor of PREIT Associates, L.P., filed as Exhibit 10.6 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.64 Amended and Restated Agreement of Limited Partnership of New Castle Associates, dated as of April 28, 2003, among PR New Castle LLC, as general partner, and PREIT Associates, L.P., Pan American Associates and Ivyridge Investment Corp., as limited partners, filed as Exhibit
         10.7 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.65 Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.66 Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.67 Termination of Management and Leasing Agreement, dated as of April 28, 2003, between New Castle Associates and PREIT-RUBIN, Inc., filed as
         Exhibit 10.10 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.68 Leasing and Management Agreement, dated as of April 28, 2003, between New Castle Associates and PREIT-RUBIN, Inc., filed as Exhibit 10.11 to PREIT's Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.69 Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as Exhibit 10.17 to PREIT's Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.70 Promissory Note, dated June 3, 2003, in the principal amount of $64,250,000 issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT's Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.71 Promissory Note, dated May 30, 2003, in the principal amount of $70,000,000 issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT's Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.72 Indemnification Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown Investments Trust, Crown American Investment Company, Mark E. Pasquerilla and Crown Delaware Holding Company, dated as of May 13, 2003, filed as exhibit 2.6 to PREIT's Current Report on Form 8-K filed with the SEC on May 22, 2003, is incorporated herein by reference.

10.73 Tax Protection Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Properties, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Crown Holding Company and Crown American Associates, dated as of November 18, 2003, filed as exhibit 2.7 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.74 Shareholder Agreement by Mark E. Pasquerilla, Crown American Properties, L.P., Crown Investments Trust, Crown American Investment Company and Crown Delaware Holding Company, and acknowledged and agreed by Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of November 18, 2003, filed as exhibit 2.8 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.75 Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.9 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.76 Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.10 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.77 Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.11 to PREIT's Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

21*      Direct and Indirect Subsidiaries of the Registrant.

23.1*    Consent of KPMG LLP (Independent Auditors of the Company).

23.2* Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

31.1* Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

* Filed herewith.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed or furnished during the quarter ended December 31, 2003:

     o Form 8-K dated November 5, 2003, furnished on November 5, 2003, regarding PREIT's earnings press release for the third quarter of 2003.

     o Form 8-K dated November 5, 2003, furnished on November 7, 2003, regarding PREIT's Quarterly Supplemental Disclosure for the third quarter of 2003.

     o Form 8-K dated November 20, 2003, filed on December 4, 2003, regarding the consummation of PREIT's merger with Crown American Realty Trust.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: March 15, 2004                  By: /s/ Jonathan B. Weller
                                      -------------------------------------
                                      Jonathan B. Weller
                                      President and Chief Operating Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Rubin and Jonathan B. Weller, or either of them his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                              Capacity                                                Date
----                              --------                                                ----
/s/Ronald Rubin                   Chairman and Chief Executive Officer                    March 15, 2004
   -------------------------
Ronald Rubin

/s/Jonathan B. Weller             President, Chief Operating Officer and Trustee          March 15, 2004
   -------------------------
Jonathan B. Weller

/s/George F. Rubin                President of PREIT-RUBIN, Inc. and PREIT
   -------------------------      Services, LLC and Trustee                               March 15, 2004
George F. Rubin

/s/                               Trustee                                                 March __, 2004
   -------------------------
Rosemarie B. Greco

/s/Lee H. Javitch                 Trustee                                                 March 15, 2004
   -------------------------
Lee H. Javitch

/s/ Leonard I. Korman             Trustee                                                 March 15, 2004
   -------------------------
Leonard I. Korman

/s/Ira M. Lubert                  Trustee                                                 March 15, 2004
   -------------------------
Ira M. Lubert

/s/Donald F. Mazziotti            Trustee                                                 March 15, 2004
   -------------------------
Donald F. Mazziotti

/s/Jeffrey P. Orleans             Trustee                                                 March 15, 2004
   -------------------------
Jeffrey P. Orleans

/s/Mark E. Pasquerilla            Trustee                                                 March 15, 2004
   -------------------------
Mark E. Pasquerilla

/s/John J. Roberts                Trustee                                                 March 15, 2004
   -------------------------
John J. Roberts

/s/Edward A. Glickman             Executive Vice President and Chief                      March 15, 2004
   -------------------------      Financial Officer (principal financial officer)
Edward A. Glickman

/s/David J. Bryant                Senior Vice President - Finance                         March 15, 2004
   -------------------------      and Treasurer (principal accounting officer)
David J. Bryant

Independent Auditors' Report

The Shareholders and Trustees
Pennsylvania Real Estate Investment Trust:

We have audited the consolidated financial statements of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the 2002 and 2001 financial statements of Lehigh Valley Associates, a partnership in which the Company has a 50% interest, which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The Company's investment in Lehigh Valley Associates at December 31, 2002 was a deficit of ($16.0 million) and the equity in net income of Lehigh Valley Associates was $3.6 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively. The 2002 and 2001 financial statements of Lehigh Valley Associates were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lehigh Valley Associates, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors in 2002 and 2001, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 27, 2004

                          CONSOLIDATED BALANCE SHEETS
                                                                       December 31, 2003             December 31, 2002
                                                                       -----------------             -----------------
ASSETS:                                                                (in thousands of dollars, except per share amounts)
  INVESTMENTS IN REAL ESTATE, at cost:
   Retail properties                                                         $ 2,263,866                     $ 423,046
   Multifamily properties                                                              -                       290,607
   Construction in progress                                                       20,231                        23,272
   Industrial properties                                                           2,504                         2,504
                                                                             -----------                     ---------
     Total investments in real estate                                          2,286,601                       739,429
   Less accumulated depreciation                                                 (78,416)                     (136,733)
                                                                             -----------                     ---------
                                                                               2,208,185                       602,696
  INVESTMENTS IN AND ADVANCES TO
  PARTNERSHIPS AND JOINT VENTURES, at equity                                      13,109                        25,361
                                                                             -----------                     ---------
                                                                               2,221,294                       628,057
  OTHER ASSETS:
   Assets held for sale                                                          156,574                             -
   Cash and cash equivalents                                                      48,629                        13,553
   Rents and sundry receivables (net of allowance for doubtful
     accounts of $5,379 and $965, respectively)                                   27,675                        13,243
   Intangible assets (net of accumulated amortization of
     $11,432 and $1,519, respectively)                                           181,544                        19,100
   Deferred costs and other assets, net                                           49,764                        29,710
                                                                             -----------                     ---------
                                                                             $ 2,685,480                     $ 703,663
                                                                             ===========                     =========
  LIABILITIES:

   Mortgage notes payable                                                    $ 1,221,181                     $ 319,751
   Bank loan payable                                                             170,000                       130,800
   Liabilities of assets held for sale                                            71,341                             -
   Tenants' deposits and deferred rents                                           13,099                         5,046
   Accrued expenses and other liabilities                                         73,573                        27,581
                                                                             -----------                     ---------
  Total liabilities                                                            1,549,194                       483,178
                                                                             -----------                     ---------

  MINORITY INTEREST
   Minority interest in properties                                                 8,591                             -
   Minority interest in Operating Partnership                                    104,061                        32,472
                                                                             -----------                     ---------
                                                                                 112,652                        32,472
                                                                             -----------                     ---------
  COMMITMENTS AND CONTINGENCIES (Note 11)

  SHAREHOLDERS' EQUITY:
   Shares of beneficial interest, $1 par value per share;
     100,000,000 shares authorized; issued and outstanding
     35,544,000 shares at December 31, 2003 and 16,697,000
     shares at December 31, 2002                                                  35,544                        16,697
   Non-convertible senior preferred shares,
     11.00% cumulative, $.01 par value per share;
     2,475,000 shares authorized; 2,475,000 shares
     issued and outstanding at December 31, 2003 (Note 6)                             25                             -
   Capital contributed in excess of par                                          877,445                       216,769
   Deferred compensation                                                          (3,196)                       (2,513)
   Accumulated other comprehensive loss                                           (2,006)                       (4,366)
   Retained earnings (distributions in excess of net income)                     115,822                       (38,574)
                                                                             -----------                     ---------
     Total shareholders' equity                                                1,023,634                       188,013
                                                                             -----------                     ---------
                                                                             $ 2,685,480                     $ 703,663
                                                                             ===========                     =========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    For the Year Ended December 31,
                                                                    -------------------------------
                                                                   2003            2002            2001
                                                                   ----            ----            ----
                                                          (in thousands of dollars, except per share amounts)
   REVENUE:
     Real estate revenues:
     Base rent                                                 $ 112,117        $ 46,022         $ 36,523
     Expense reimbursements                                       47,970          12,959            9,843
     Percentage rent                                               4,281           1,948            1,680
     Lease termination revenue                                       985             754              813
     Other real estate revenues                                    5,164           1,658            1,778
                                                               ---------        --------         --------
     Total real estate revenues                                  170,517          63,341           50,637
       Management company revenue                                 11,994          11,003           11,336
       Interest and other income                                     887             711              361
                                                               ---------        --------         --------
          Total Revenue                                          183,398          75,055           62,334
                                                               ---------        --------         --------

   EXPENSES:
     Property operating expenses:
     Property payroll and benefits                                (9,369)         (3,586)          (2,838)
     Real estate and other taxes                                 (15,587)         (4,322)          (3,143)
     Utilities                                                   (10,043)         (1,031)            (799)
     Other operating expenses                                    (25,340)         (7,326)          (5,876)
                                                               ---------        --------         --------
     Total property operating expenses                           (60,339)        (16,265)         (12,656)
     Depreciation and amortization                               (37,616)        (12,969)          (9,348)
     General and administrative expenses:
       Corporate payroll and benefits                            (20,831)        (14,138)         (13,286)
       Other general and administrative expenses                 (19,337)        (10,609)         (10,291)
                                                               ---------        --------         --------
          Total general and administrative expenses              (40,168)        (24,747)         (23,577)
     Interest expense                                            (35,318)        (15,378)         (12,306)
                                                               ---------        --------         --------
          Total expenses                                        (173,441)        (69,359)         (57,887)
   Income before equity in income of
     partnerships and joint ventures, gains
     on sales of interests in real estate,
     minority interest and discontinued operations                 9,957           5,696            4,447
   Equity in income of partnerships and
     joint ventures                                                7,231           7,449            6,540
   Gains on sales of interests in real estate                     16,199               -            2,107
                                                               ---------        --------         --------
   Income before minority interest
     and discontinued operations                                  33,387          13,145           13,094
   Minority interest in properties                                  (894)              -                -
   Minority interest in Operating Partnership                     (3,298)         (1,307)          (1,481)
                                                               ---------        --------         --------
     Income from continuing operations                            29,195          11,838           11,613
   Discontinued operations:
     Income from discontinued operations                           7,581           9,063            9,219
     Gains on sales of real estate                               178,121           4,085                -
     Minority interest in properties                                  (8)              -                -
     Minority interest in Operating Partnership                  (18,849)         (1,308)          (1,043)
                                                               ---------        --------         --------
     Income from discontinued operations                         166,845          11,840            8,176
                                                               ---------        --------         --------
   Net Income                                                    196,040          23,678           19,789
   Preferred dividends                                            (1,533)              -                -
                                                               ---------        --------         --------
   Net income allocable to common shareholders                 $ 194,507        $ 23,678         $ 19,789
                                                               =========        ========         ========

See accompanying notes to consolidated financial statements.

                               EARNINGS PER SHARE

(in thousands of dollars, except per share amounts)

                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                                   2003            2002            2001
                                                                   ----            ----            ----
Income from continuing operations                              $  29,195        $ 11,838         $ 11,613
Preferred dividend                                                (1,533)             --               --
                                                               ---------        --------         --------
Income from continuing operations allocable to
  common shareholders                                          $  27,662        $ 11,838         $ 11,613
                                                               =========        ========         ========

Income from discontinued operations                            $ 166,845        $ 11,840         $  8,176
                                                               =========        ========         ========

Basic earnings per share
Income from continuing operations                              $    1.36        $   0.73         $   0.79
Income from discontinued operations                                 8.18            0.74             0.56
                                                               ---------        --------         --------
                                                               $    9.54        $   1.47         $   1.35
                                                               =========        ========         ========

Diluted earnings per share
Income from continuing operations                              $    1.33        $   0.72         $   0.79
Income from discontinued operations                                 8.03            0.72             0.56
                                                               ---------        --------         --------
                                                               $    9.36        $   1.44         $   1.35
                                                               =========        ========         ========
(in thousands)
Weighted-average shares outstanding -basic                        20,390          16,162           14,657
Effect of unvested restricted shares
  and share options issued                                           394             226               27
                                                               ---------        --------         --------
Weighted-average shares outstanding-diluted                       20,784          16,388           14,684
                                                               =========        ========         ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the Years Ended December 31, 2003, 2002 and 2001


                                                   Shares of
                                                   Beneficial     Preferred     Capital
                                                    Interest       Shares    Contributed in    Deferred
(in thousands of dollars, except per share amounts)  $1 Par       $.01 Par    Excess of Par   Compensation
                                                    ------------------------------------------------------
Balance, January 1, 2001                            $ 13,628      $    -       $ 151,117        $ (1,812)
   Comprehensive Income:
     Net income                                            -           -               -               -
     Other comprehensive loss                              -           -               -               -

   Total comprehensive income
   Shares issued under equity offering                 2,000           -          42,274               -
   Shares issued upon exercise of options                  7           -             129               -
   Shares issued upon conversion of
     operating partnership units                         130           -           2,730               -
   Shares issued under share purchase plans               47           -             855               -
   Shares issued under equity incentive plan,
     net of retirements                                   64           -           1,293            (730)

   Amortization of deferred compensation                   -           -               -           1,156
   Distributions paid to shareholders
     ($2.04 per share)                                     -           -               -               -
                                                    --------      ------       ---------        ---------
Balance, December 31, 2001                          $ 15,876      $    -       $ 198,398        $ (1,386)
                                                    --------      ------       ---------        ---------
   Comprehensive Income:
     Net income                                            -           -               -               -
     Other comprehensive income                            -           -               -               -
   Hedging activity attributable
     to development activities                             -           -               -               -

   Total comprehensive income
   Shares issued upon exercise of options                121           -           2,421               -
   Shares issued upon conversion of
     operating partnership units                         316           -           7,087               -
   Shares issued under distribution
     reinvestment and share purchase plan                249           -           5,884               -
   Shares issued under share purchase plans               17           -             326               -
   Shares issued under equity incentive plan,
     net of retirements                                  118           -           2,653          (3,137)
   Amortization of deferred compensation                   -           -               -           2,010
   Distributions paid to shareholders
     ($2.04 per share)                                     -           -               -               -
                                                    --------      ------       ---------        ---------
Balance, December 31, 2002                          $ 16,697      $    -       $ 216,769        $ (2,513)
                                                    --------      ------       ---------        ---------
   Comprehensive Income:
     Net income                                            -           -               -               -
     Other comprehensive income                            -           -               -               -

   Total comprehensive income

   Shares issued under equity offering                 6,325           -         179,028               -
   Shares issued upon exercise of options,
     net of retirements                                  219           -           4,775               -
   Shares issued upon conversion of
     operating partnership units                         172           -           4,916               -
   Shares issued under share purchase plans               14           -             442               -
   Shares issued under distribution reinvestment
     and share purchase plan                             295           -           9,296               -
   Shares issued under equity incentive plan,
     net of retirements                                   97           -           2,361          (3,010)
   Preferred shares issued under Crown Merger              -          25         143,278               -
   Shares of beneficial interest
     issued under Crown Merger                        11,725           -         316,580               -
   Amortization of deferred compensation                   -           -               -           2,327
   Distributions paid to shareholders
     ($2.07 per share)                                     -           -               -               -
                                                    --------      ------       ---------        ---------
Balance, December 31, 2003                          $ 35,544        $ 25       $ 877,445        $ (3,196)
                                                    ======================================================

[STUBBED]

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the Years Ended December 31, 2003, 2002 and 2001

                                                      Accumulated
                                                         Other                          Total
                                                     Comprehensive      Retained    Shareholders'
(in thousands of dollars, except per share amounts)      Loss           Earnings      Equity
                                                  ----------------------------------------------
Balance, January 1, 2001                                $      -       $ (19,027)   $   143,906
   Comprehensive Income:
     Net income                                                -          19,789         19,789
     Other comprehensive loss                             (3,520)              -         (3,520)
                                                                                    -----------
   Total comprehensive income                                                            16,269
   Shares issued under equity offering                         -               -         44,274
   Shares issued upon exercise of options                      -               -            136
   Shares issued upon conversion of
     operating partnership units                               -               -          2,860
   Shares issued under share purchase plans                    -               -            902
   Shares issued under equity incentive plan,
     net of retirements                                        -               -            627

   Amortization of deferred compensation                       -               -          1,156
   Distributions paid to shareholders
     ($2.04 per share)                                         -         (29,845)       (29,845)
                                                        --------       ---------    -----------
Balance, December 31, 2001                              $ (3,520)      $ (29,083)   $   180,285
                                                        --------       ---------    -----------
   Comprehensive Income:
     Net income                                                -          23,678         23,678
     Other comprehensive income                              566               -            566
   Hedging activity attributable
     to development activities                            (1,412)              -         (1,412)
                                                                                    -----------
   Total comprehensive income                                                            22,832
   Shares issued upon exercise of options                      -               -          2,542
   Shares issued upon conversion of
     operating partnership units                               -               -          7,403
   Shares issued under distribution
     reinvestment and share purchase plan                      -               -          6,133
   Shares issued under share purchase plans                    -               -            343
   Shares issued under equity incentive plan,
     net of retirements                                        -               -           (366)
   Amortization of deferred compensation                       -               -          2,010
   Distributions paid to shareholders
     ($2.04 per share)                                         -         (33,169)       (33,169)
                                                        --------       ---------    -----------
Balance, December 31, 2002                              $ (4,366)      $ (38,574)   $   188,013
                                                        --------       ---------    -----------
   Comprehensive Income:
     Net income                                                -         196,040        196,040
     Other comprehensive income                            2,360               -          2,360
                                                                                    -----------
   Total comprehensive income                                                           198,400
   Shares issued under equity offering                         -               -        185,353
   Shares issued upon exercise of options,
     net of retirements                                        -               -          4,994
   Shares issued upon conversion of
     operating partnership units                               -               -          5,088
   Shares issued under share purchase plans                    -               -            456
   Shares issued under distribution reinvestment
     and share purchase plan                                   -               -          9,591
   Shares issued under equity incentive plan,
     net of retirements                                        -               -           (552)
   Preferred shares issued under Crown Merger                  -               -        143,303
   Shares of beneficial interest
     issued under Crown Merger                                 -               -        328,305
   Amortization of deferred compensation                       -               -          2,327
   Distributions paid to shareholders
     ($2.07 per share)                                         -         (41,644)       (41,644)
                                                        --------       ---------    -----------
Balance, December 31, 2003                              $ (2,006)      $ 115,822    $ 1,023,634
                                                        ========       =========    ===========

See accompanying notes to consolidated financial statements.

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Year Ended December 31,
                                                                    2003                      2002                      2001
                                                                 ----------                 --------                  --------
Cash Flows from Operating Activities:                                              (in thousands of dollars)
Net income                                                          $196,040                 $ 23,678                   $ 19,789
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                    39,962                   21,411                     17,974
     Amortization of deferred financing costs                          2,966                    1,156                        672
     Provision for doubtful accounts                                   2,948                      837                        533
     Amortization of deferred compensation                             2,327                    2,010                      1,156
     Minority interest                                                23,049                    2,615                      2,524
     Gains on sales of interests in real estate                     (194,320)                  (4,085)                    (2,107)
Change in assets and liabilities:
     Net change in other assets                                      (14,669)                 (19,078)                    (5,615)
     Net change in other liabilities                                  10,893                    2,612                      5,253
                                                                   ---------                 --------                   --------

Net cash provided by operating activities                             69,196                   31,156                     40,179
                                                                   ---------                 --------                   --------

Cash Flows from Investing Activities:
Investments in wholly-owned real estate, net of cash
   acquired                                                         (501,331)                 (25,206)                   (14,463)
Investments in construction in progress                              (19,374)                 (10,043)                   (29,234)
Investments in partnerships and joint ventures                        (4,863)                  (1,686)                    (1,732)
Cash distributions from partnerships and joint
   ventures in excess of equity in income                              2,102                    3,958                      8,232
Cash proceeds from sales of interests in partnerships                 10,944                        -                      3,095
Cash proceeds from sales of wholly-owned real estate                 207,441                    8,930                      7,058
Net cash received from PREIT-RUBIN, Inc.                                  -                         -                      1,616
                                                                   ---------                 --------                   --------

Net cash used in investing activities                               (305,081)                 (24,047)                   (25,428)
                                                                   ---------                 --------                   --------

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable                     (13,237)                  (5,014)                    (4,575)
Proceeds from mortgage notes payable                                 134,250                   12,800                     15,000
Repayment of mortgage notes payable                                  (42,000)                 (13,039)                         -
Repayment of construction loan payable                                     -                   (4,000)                   (20,647)
Net borrowing (payment) from revolving credit
   facility                                                           39,200                   32,300                    (11,800)
Payment of deferred financing costs                                   (5,252)                    (154)                      (432)
Shares of beneficial interest issued, net of issuance
   costs                                                             205,293                   10,784                     48,348
Distributions paid to shareholders                                   (41,644)                 (33,169)                   (29,845)
Distributions paid to OP Unit holders and
   minority partners                                                  (5,649)                  (4,322)                    (6,633)
                                                                   ---------                 --------                   --------

Net cash provided by (used in) financing activities                  270,961                   (3,814)                   (10,584)
                                                                   ---------                 --------                   --------
Net change in cash and cash equivalents                               35,076                    3,295                      4,167

Cash and cash equivalents, beginning of period                        13,553                   10,258                      6,091
                                                                   ---------                 --------                   --------
Cash and cash equivalents, end of period                           $  48,629                 $ 13,553                   $ 10,258
                                                                   =========                 ========                   ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 33.4 million square feet, of which the Company and its joint venture partners own approximately 26.5 million square feet. The Company's portfolio currently consists of 58 properties in 14 states and includes 40 shopping malls, 14 strip and power centers and four industrial properties.

         The Company's interests in its properties are held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2003, the Company held a 90.9% interest in the Operating Partnership and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

         Pursuant to the terms of the partnership agreement, each of the other limited partners of the Operating Partnership has the right to redeem his/her interest in the Operating Partnership for cash or, at the election of the Company, the Company may acquire such interest for shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the interest in the Operating Partnership and in some cases immediately.

Investment in PREIT-RUBIN, Inc.

         As of December 31, 2000, the Operating Partnership held a 95% economic interest in PREIT-RUBIN, Inc. ("PRI") through its ownership of 95% of PRI's stock, which represented all of the nonvoting common stock of PRI.

         Effective January 1, 2001, in exchange for Company shares valued at approximately $0.5 million, the Operating Partnership acquired the 5% minority interest representing all of the voting common stock in PRI, which is now 100% owned by the Operating Partnership. Also effective January 1, 2001, PRI was converted to a Taxable REIT Subsidiary, as defined under the Internal Revenue Code. As a Taxable REIT Subsidiary, PRI is able to pursue certain business opportunities not previously available under the rules governing REITs. On January 1, 2001, the Company also formed PREIT Services, LLC ("PREIT Services") for the purpose of managing the Company's wholly-owned properties that were previously managed by PRI.

         Prior to January 1, 2002, excess of the Company's investment over the underlying equity in the net assets of PRI ($9.0 million at December 31, 2003) was amortized using a 35 year life. Effective January 1, 2002, this amount is no longer amortized (see Goodwill and Other Intangible Assets, below).

Consolidation

         The Company consolidates its accounts and the accounts of the Operating Partnership and other controlled subsidiaries and ventures and reflects the remaining interest in the Operating Partnership as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

Partnership and Joint Venture Investments

         The Company accounts for its investment in partnerships and joint ventures which it does not control using the equity method of accounting. These investments, which represent 40% to 60% noncontrolling ownership interests at December 31, 2003, are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income and cash contributions and distributions.

Statements of Cash Flows

         The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash paid for interest including interest related to discontinued operations, net of amounts capitalized, was $42.6 million, $27.5 million and $23.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, cash and cash equivalents totaling $48.6 million and $13.6 million, respectively, included tenant escrow deposits of $2.7 million and $2.8 million, respectively.

Significant Non-Cash Transactions

         The following table summarizes the significant non-cash activities related to property acquisitions in 2003 and 2002. There were no property acquisitions in 2001 (in thousands of dollars):

                                                      For the year ended December 31,
                                ---------------------------------------------------------------------------
                                                      2003                                     2002
                                -----------------------------------------------------    ------------------
                                                      Rouse             Willow             Beaver Valley
                                   Crown             Property         Grove Park               Mall
                                   Merger          Acquisition      Acquisition 70%         Acquisition
                                   ------          -----------      ---------------        -------------
Mortgages assumed                $596,666           $276,588           $76,876(1)            $48,153
Common shares                     328,305                  -                -                      -
Preferred shares                  143,303                  -                -                      -
OP units(2)                        47,690             17,144                -                      -
Options                               690                  -                -                      -
Working capital                    20,852                  -                -                      -
Debt premium                       55,141             18,488            5,152                      -

(1) Amounts represent the increase in the Company's proportionate share of the assumed mortgage debt.
(2) The Company also issued 71,967 of OP Units valued at $2.3 million in connection with the acquisition of the IKEA parcel.

Revenue Recognition

         The Company derives over 90% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above- and below-market intangibles and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $2.6 million in 2003, $0.8 million in 2002 and $0.8 million in 2001. The significant increase in 2003 was due to property acquisitions. Amortization of above- and below-market lease intangibles decreased revenue by $0.4 million and $0.1 million in 2003 and 2002, respectively, as described below under "Intangible Assets." Such amortization was not required to be recorded prior to 2002. Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Deferred revenue represents rental revenue received from tenants prior to their due dates. Certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. These increases/decreases are non-cash changes to rental income. As of December 31, 2003 and 2002, the Company accrued income of $1.4 million and $0.6 million respectively, because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is credited or billed to the tenant, depending on whether the tenant paid too much or too little during the year. Termination fee income is recognized in the period when a termination agreement is signed and the Company is no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

         The Company's other significant source of revenues comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities collectively are referred to as "management fees" in the consolidated statement of income. There are no significant cash versus accrual differences for these activities.

         No tenant represented 10% or more of the Company's rental revenue in any period presented.

Capitalization of Costs

         It is the Company's policy to capitalize interest, real estate taxes and salaries related to properties under development and to depreciate these costs over the life of the related assets. For the years ended December 31, 2003, 2002 and 2001, the Company capitalized interest of $0.8 million, $0.7 million and $2.0 million, respectively and real estate taxes of $0.1 million, $0.1 million and $0.1 million, respectively.

         The Company capitalizes as deferred costs certain expenditures related to the financing and leasing of certain properties. Capitalized financing costs are amortized over the term of the related loans and leasing commissions are amortized over the term of the related leases.

         The Company records certain deposits associated with planned future purchases of real estate as assets when paid. These deposits are transferred to the properties upon consummation of the transaction. The Company capitalizes certain internal costs associated with properties held for future development. These costs were approximately $0.9 million, $0.7 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Company capitalizes repairs and maintenance costs that extend the useful life of the asset and that meet certain minimum cost thresholds. Costs that do not meet these thresholds, or do not extend the asset lives, are expensed as incurred.

Real Estate

         The Company, for financial reporting purposes, depreciates its buildings, furniture, fixtures and tenant improvements over their estimated useful lives of 3 to 50 years, using the straight-line method of depreciation. Depreciation expense on real estate assets was $27.6 million, $12.3 million and $9.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. For federal income tax purposes, the Company uses the straight-line method of depreciation and the useful lives prescribed by the Internal Revenue Code.

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

         Gains from sales of real estate properties and interests in partnerships and joint ventures generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66 - "Accounting for Real Estate Sales," provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.

Intangible Assets

         The Company accounts for its property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). Pursuant to SFAS No. 141, the purchase price of a property is allocated to the property's assets based on management's estimates of their fair value. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors involving the Company's expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that the Company records.

         SFAS No. 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company's methodology for this allocation includes estimating an "as-if vacant" fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the "as-if vacant" fair value is allocated to intangible assets. There are three categories of intangible assets to be considered, (i) value of in-place leases, (ii) above- below-market value of in-place leases and (iii) customer relationship value.

         The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases as well as the value associated with lost rental revenue during the assumed lease-up period. The value of in-place leases is amortized as real estate amortization over the estimated weighted-average remaining lease lives. The Company generally uses a weighted-average life of seven years for this purpose.

         Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimates of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases including renewal options.

         The Company allocates no value to customer relationship intangibles if the Company has pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the acquired property provide no incremental value over the Company's existing relationships.

The following table presents the Company's intangible assets and liabilities as of December 31, 2003 and 2002, (in thousands of dollars):

                                                                      As of December 31,
                                          --------------------------------------------------------------------------
                                                                   2003                                  2002
                                          --------------------------------------------------------------------------
                                           Real Estate Held for      Non-Core          Total       Real Estate Held
                                                Investment        Properties(4)                    for Investment(5)
                                          --------------------------------------------------------------------------
Value of in-place lease intangibles            $158,631(1)          $34,901         $193,532          $  1,601
Above-market lease intangibles                   13,872(2)              869           14,741               819
                                               --------             -------         --------          --------
Sub-total                                       172,503              35,770          208,273             2,420
Goodwill (see below)                              9,041                   -            9,041            16,680
                                               --------             -------         --------          --------
Total intangible assets                        $181,544             $35,770         $217,314          $ 19,100
                                               ========             =======         ========          ========
Below-market lease intangibles                 $(12,009)(3)         $  (911)        $(12,920)         $   (793)
                                               ========             =======         ========          ========

    (1) Includes $115.5 million related to properties acquired in connection with the Crown merger, $26.2 million related to properties acquired in connection with the acquisitions from The Rouse Company and $16.9 million related to other acquisitions.
    (2) Includes $8.0 million related to properties acquired in connection with the Crown merger, $5.0 million related to properties acquired in connection with the acquisitions from The Rouse Company and $0.9 million related to other acquisitions.
    (3) Includes $7.3 million related to properties acquired in connection with the Crown merger, $3.8 million related to properties acquired in connection with the acquisitions from the Rouse Company and $0.9 million related to other acquisitions.
    (4) Represents amounts recorded related to the acquisition of the of the Non-Core Properties in connection with the Crown Merger.
    (5) Represents amounts recorded in connection with the acquisition of Beaver Valley Mall in 2002.

         Amortization expense recorded during the years ended December 31, 2003 and 2002 for the value of in-place leases totaled $9.4 million and $0.2 million, respectively. The amortization of above- and below-market leases resulted in a net reduction in rental income of $0.4 million and $0.1 million during the years ended December 31, 2003 and 2002, respectively.

         The Company's intangible assets will amortize in the next five years and thereafter as follows (in thousands of dollars):


                                             In-Place           Above(Below)
                                        Lease Intangibles(1)   Market Leases
         Year Ended December 31,        --------------------   -------------
                           2004            $  25,044           $    851
                           2005               25,044                813
                           2006               23,872                497
                           2007               22,686                431
                           2008               22,686                483
           2009 and  thereafter               39,299             (1,254)
                                           ---------            -------
                                           $ 158,631            $ 1,821
                                           =========            =======

(1) In accordance with SFAS No. 144 (see below), in-place lease intangibles of properties held-for-sale are not amortized.

Long Lived Assets

         Statement of Financial Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 144"), provides a single accounting model for long-lived assets classified as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

         The Company generally considers assets to be held-for-sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. When assets are identified by management as held-for-sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management's opinion, the net sales price of the assets that have been identified as held-for-sale is less than the net book value of the assets, a valuation allowance is established. Such held-for-sale assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.

Asset Impairment

         On a periodic basis, management assesses whether there are any indicators that the value of the Company's real estate properties may be impaired. A property's value is considered impaired only if management's estimate of the aggregate future cash flows - undiscounted and without interest charges - to be generated by the property are less than the carrying value of the property. These estimates take into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range is estimated.

         The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact the Company's net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Discontinued Operations

         Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, a sold real estate property is considered a discontinued operation. In addition, properties classified as held-for-sale are considered discontinued operations. Properties classified as discontinued operations for 2003 and 2002 were reclassified as such in the accompanying consolidated statement of income for each of 2003, 2002 and 2001. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. Certain prior period amounts have been restated to conform with current year presentation in accordance with SFAS No. 144. Please refer to Note 2 below for a description of the properties included in discontinued operations as of December 31, 2003. Investments in partnerships and joint ventures are excluded from the provisions of SFAS No. 144.

Goodwill

         The Company conducts an annual review of its goodwill balances for impairment to determine whether any adjustments to the carrying value of goodwill are required. The Company's intangible assets on the accompanying consolidated balance sheets at December 31, 2003 and December 31, 2002 include $9.0 million and $16.7 million, respectively (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997. During 2003, $7.7 million of this goodwill was written off in connection with the sale of the multifamily properties.

         Prior to January 1, 2002, goodwill was amortized over a 35 year period. The impact of goodwill amortization recorded in 2001 is as follows (in thousands of dollars, except per share amounts):

                                                           For the Year Ended
                                                            December 31, 2001

                                                          ---------------------
                     Net income                                 $ 19,789
                     Impact of goodwill amortization                 423
                                                                --------
                     Adjusted net income                        $ 20,212
                                                                ========
                     Basic and diluted earnings per
                      share                                     $   1.35
                     Impact of goodwill amortization                0.03
                                                                --------
                     Adjusted basic and diluted
                      earnings per share                        $   1.38
                                                                ========

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

         No provision for excise tax was made for the years ended December 31, 2003, 2002 and 2001, as no tax was due in those years.

         The tax status of per share distributions paid to shareholders was composed of the following for the years ended December 31, 2003, 2002, and 2001:

                                     For the Year Ended December 31,
                                    2003          2002           2001
                                   ------       -------         ------
     Ordinary income               $ 1.20       $ 1.83          $ 1.80
     Capital gains                   0.79         0.08            0.24
     Return of capital               0.08         0.13               -
                                   ------       ------          ------
                                   $ 2.07       $ 2.04          $ 2.04
                                   ======       ======          ======

         PRI is subject to federal, state and local income taxes. The operating results of PRI include a benefit for income taxes. Tax benefits are fully reserved by PRI.

         The aggregate cost basis for federal income tax purposes of the Company's investment in real estate was approximately $1,590 million and $672 million at December 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments

         Carrying amounts reported on the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and borrowings under the Company's Credit Facility approximate fair value due to the short-term nature of these instruments. The estimated fair value for fixed-rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to the Company for fixed-rate mortgages payable with similar terms and maturities. The Company's variable-rate debt has an estimated fair value that is approximately the same as the recorded amounts in the balance sheets.

Allowance for Doubtful Accounts Receivable

         The Company makes estimates of the collectibility of its accounts receivable related to tenant rents including base rents, straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company's net income because a higher bad debt reserve results in less net income.

Debt Premiums

         Debt assumed in connection with property acquisitions is marked to market at the acquisition date and the premium is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease in interest expense.

Operating Partnership Unit Conversions

         Shares issued upon conversion of OP Units are recorded at the book value of the OP Units.

Derivative Financial Instruments

         The Company accounts for its derivative financial instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS No. 138"). Specifically, SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity, comprehensive income, or net income depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity.

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

Stock-based Compensation Expense

         Effective January 1, 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is prospectively applied to all options granted after the beginning of the year of adoption. Prior to 2003, the Company followed the intrinsic method set forth in APB Opinion 25, Accounting for Stock Issued to Employees. The compensation expense associated with the stock options is included in general and administrative expenses in the accompanying consolidated statements of operations.

         In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 148") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

         Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, compensation cost was recognized in 2003 as if the recognition provisions of SFAS No. 123 had been applied from the date of adoption to awards granted after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands of dollars, except per share amounts).

                                                                  For the Year ended December 31,
                                                            2003             2002                2001
                                                          ---------        --------             -------
Net income allocable to common shareholders               $194,507         $23,678             $19,789
Add: Stock-based employee compensation
   expense included in reported net income                   2,487           2,008               1,156
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards                   (2,629)         (2,145)             (1,293)
                                                          --------         -------             -------
Proforma net income allocable to common
      shareholders                                        $194,365         $23,541             $19,652
                                                          ========         =======             =======
Earnings per share:
     Basic - as reported                                  $   9.54         $  1.47             $  1.35
                                                          ========         =======             =======
     Basic - pro forma                                    $   9.53         $  1.46             $  1.34
                                                          ========         =======             =======
     Diluted - as reported                                $   9.36         $  1.44             $  1.35
                                                          ========         =======             =======
     Diluted - pro forma                                  $   9.35         $  1.44             $  1.34
                                                          ========         =======             =======

Earnings Per Share

         The difference between basic weighted-average shares outstanding and diluted weighted-average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options whose exercise price was less than the average market price of our stock during these periods.

Recent Accounting Pronouncements

         FIN 45

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires that a liability be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor's financial statements. The disclosure requirements of this interpretation are effective for fiscal years ending after December 15, 2002. In the normal course of business, the Company has guaranteed certain indebtedness of others. These guarantees have historically been disclosed by the Company. Therefore the impact of the disclosure requirements will not be material to the Company's financial condition. The impact of adoption of the recognition provisions was not material to the Company's financial condition or results of operations as the Company historically has provided guarantees on a limited basis.

         SFAS No. 145 and No. 146

         During 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), and No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has historically incurred these costs and expects it will continue to incur these costs as it refinances term debt prior to its maturity. SFAS No. 146 addresses financial accounting and reporting for exit and disposal costs. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 145 and SFAS No. 146 was not material to the Company's financial condition or results of operations.

         SFAS No. 150

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owners' interests in such entities as liabilities in an amount based on the fair value of the entities. Although SFAS No. 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS No. 150 solely as a result of consolidation including minority interests statements of operations for the year ended December 31, 2003. The impact of the adoption of SFAS No. 150 was not material to the Company's financial condition or results of operations.

         FIN 46

         In January 2003, the FASB issued Interpretation No. 46, ("FIN 46") (revised December 2003 ("FIN 46R")), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company has analyzed the applicability of this interpretation to its structures created before February 1, 2003 and the Company does not believe its adoption will have a material effect on the Company's results of operations.

2. REAL ESTATE ACTIVITIES

            Investments in real estate as of December 31, 2003 and 2002 are comprised of the following (in thousands of dollars):

                                                   As of December 31,
                                                 2003             2002
                                              ----------      ----------
        Buildings and improvements            $1,882,735       $ 608,544
        Land                                     403,866         130,885
                                              ----------       ---------
        Total investments in real estate       2,286,601         739,429
        Accumulated depreciation                 (78,416)       (136,733)
                                              ----------       ---------
        Net investments in real estate        $2,208,185       $ 602,696
                                              ==========       =========
Significant Acquisitions

       Crown Merger

       On November 20, 2003, the Company announced the closing of the merger of Crown American Realty Trust ("Crown") with and into the Company (the "Merger") in accordance with an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 13, 2003, by and among the Company, PREIT Associates, L.P., Crown and Crown American Properties, L.P. ("CAP"), a limited partnership of which Crown was the sole general partner before the Merger. Through the Merger and related transactions, the Company acquired 26 wholly-owned regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.

       In the Merger, each Crown common share was automatically converted into the right to receive 0.3589 of a PREIT common share in a tax-free, share-for-share transaction. Accordingly, the Company issued approximately 11,725,175 of its common shares to the former holders of Crown common shares. In addition, the Company issued 2,475,000 11% non-convertible senior preferred shares to the former holders of Crown preferred shares in connection with the Merger. Also as part of the Merger, options to purchase a total of 30,000 Crown common shares were replaced with options to purchase a total of 10,764 PREIT common shares with a weighted average exercise price of $21.13 per share and options to purchase a total of 421,100 units of limited partnership interest in CAP were replaced with options to purchase a total of 151,087 PREIT common shares with a weighted average exercise price of $17.23 per share. In addition, a warrant to purchase 100,000 Crown common shares automatically was converted into a replacement warrant to purchase 35,890 PREIT common shares at an exercise price of $25.08 per share.

       The value of shares of beneficial interest, preferred shares, OP Units, options and warrants issued in connection with the merger with Crown were determined based on the closing market value of the related securities on May 13, 2003, the date on which the financial terms of the merger with Crown were substantially complete.

       The following table summarizes the assets acquired, liabilities assumed and funding sources associated with the Crown merger. These amounts were recorded at the estimated fair value as determined by management, based on information available and on assumptions of future performance. This allocation of purchase price, as well as the purchase price allocations made in connection with the Company's other 2003 acquisitions, is subject to revisions, in accordance with GAAP, during the twelve-month period following the closings of the respective acquisitions. Management does not expect that any such revisions would be material (in thousands of dollars):

Land                                                 $  199,809
Building                                                929,558
Other fixed assets                                      101,143
In-place leases                                         153,246
Above-market leases                                       8,912
                                                     ----------
Total assets acquired                                $1,392,668
                                                     ==========

Below-market leases                                  $    8,223
Mortgages (1)                                           606,500
Mortgage debt premium                                    55,141
Minority interest                                         8,428
Other net liabilities                                     2,987
                                                     ----------
Total liabilities assumed                            $  681,279
                                                     ==========

Common shares                                        $  328,305
Preferred shares                                        143,303
Operating partnership units                              47,690
Line of credit borrowings                               154,874
Cash                                                     37,217
                                                     ----------
Total funding sources                                $  711,389
                                                     ==========

(1) Amount includes $596.7 million related to Crown's mortgage debt, net of repayment of $7.5 million on one mortgage. Also includes $9.8 million related to the acquisition of the remaining 50% interest in Palmer Park Mall.

         As a result of the merger with Crown, in 2003, the Company incurred substantial integration and transition expenses as follows (in thousands of dollars):

                Incentive Compensation                  $4,261
                Consulting Fees                          1,662
                Professional Fees                          310
                Travel/ meeting costs                      187
                                                        ------
                Total                                   $6,420
                                                        ======

         Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets - excluding a portion of its interest in two partnerships - and substantially all of its liabilities to the Company's Operating Partnership in exchange for 1,703,214 units of limited partnership interest in the Operating Partnership ("OP Units"). The interest in the two partnerships retained by CAP is subject to a put-call arrangement involving 341,297 additional OP Units (see Note 11 under "Other").

         In connection with the Merger, the Company also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not prepaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate plus 3.0% per annum. PREIT also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum. The Company also paid off all $154.9 million of outstanding indebtness under a Crown line of credit facility with borrowings under a new credit facility described in
Note 4 "2003 Credit Facility."

         Six of the properties acquired in connection with the Merger are considered to be non-strategic, and are currently being marketed and held-for-sale (the "Non-Core Properties"). The Non-Core Properties are: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania, and West Manchester Mall in York, Pennsylvania.

         Additional 2003 and 2002 Acquisitions

         The Company entered into a joint venture with Pennsylvania State Employee Retirement System ("PaSERS") in February 2000 to acquire Willow Grove Park, a retail mall in Willow Grove, Pennsylvania. The Company's interest was 0.01% at the time it entered the partnership that owns the property. Effective November 2001, the Company increased its ownership in the partnership that owns the property to 30%. In September 2003, the Company acquired the remaining 70% limited partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company's August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest), with an interest rate of 8.39% maturing in March 2006.

         Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash paid to IKEA from the Company's August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

         In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. The Company also obtained an option to acquire the remaining ownership interest in New Castle Associates (see Note 11 under "Other"). The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for its interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $276.6 million in non-recourse mortgage debt and the issuance of approximately $35.0 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

         Pan American Associates, the former sole general partner of New Castle Associates and one of the remaining limited partners of New Castle Associates, is controlled by Ronald Rubin, the Company's chairman and chief executive officer, and George Rubin, a trustee of the Company and president of the Company's management subsidiaries, PREIT-RUBIN, Inc. and PREIT Services, LLC.

         New Castle Associates is consolidated for financial reporting purposes. The cost basis of New Castle Associates reflects the Company's investment in the joint venture at fair value, based on its approximate 73% ownership, plus its minority partners' investment, based on their approximate 27% ownership, at their historical cost.

         In connection with the sale of Christiana Mall by New Castle Associates to Rouse, PREIT-RUBIN, Inc. ("PRI") received a brokerage fee of $2.0 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received by PRI prior to the Company's acquisition of its ownership interest in New Castle Associates. PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provides for a fee of 5.25% of all rents and other revenues received by New Castle Associates from the Cherry Hill Mall.

         In October 2002, the Company acquired the 50% interest in Regency Lakeside Apartments that the Company did not previously own and consolidated the results of this property from the date of acquisition. The Company paid approximately $14.2 million for this remaining interest, including $9.6 million in the form of an assumed mortgage (representing the seller's 50% share of the mortgage), $2.5 million borrowed under a credit facility and $2.1 million in cash.

         In July 2002, pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization in September 1997, the Company acquired the 11% interest in Northeast Tower Center and related parcels of land that it did not previously own. Northeast Tower Center is a retail power center located in Philadelphia, Pennsylvania. The purchase price for the acquisition consisted of 24,337 OP Units issued in 2002 and 6,290 OP Units issued in 2003, valued at an aggregate of $0.7 million.

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

Pro Forma Information

         Pro forma revenues, net income, basic net income per share and diluted net income per share for the twelve month periods ended December 31, 2003 and 2002, reflecting the purchases of the Crown properties, the Rouse properties, the remaining interest in Willow Grove, and Beaver Valley Mall, described above, as if the purchases took place on January 1, 2002, are presented below. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2002, nor does the pro forma information purport to represent the results of operations for future periods (in thousands of dollars, except per share amounts):

                                                For the Year Ended December 31,
                                                    2003               2002
                                                  --------------------------
                  Revenues                        $421,031       $412,950
                                                  ========       ========
                  Net income allocable to
                  common shareholders             $210,449       $ 62,487
                                                  ========       ========
                  Basic net income per share      $   6.42       $   1.75
                                                  ========       ========
                  Diluted net income per share    $   6.33       $   1.74
                                                  ========       ========

         The acquisitions were accounted for by the purchase method of accounting. The properties' results of operations have been included from their respective purchase dates.

Dispositions

         The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, during the second and third quarters of 2003. During May and July 2003, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company's wholly-owned multifamily properties resulted in a gain of $178.1 million. The results of operations of these wholly-owned properties and the resulting gains on sale are presented as discontinued operations in the accompanying consolidated statements of income for all periods presented.

         The Company sold its 50% interest in the four joint venture multifamily properties to its respective joint venture partners. Cambridge Hall Apartments in West Chester, Pennsylvania was sold in May 2003 for $6.7 million, inclusive of $2.5 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale. Countrywood Apartments in Tampa, Florida was sold in May 2003 for $9.1 million, inclusive of $7.3 million in assumed indebtedness. A gain of $4.5 million was recorded on the sale. Fox Run Apartments in Warminster, Pennsylvania was sold in September 2003 for $5.0 million, inclusive of $2.7 million in assumed indebtedness. A gain of $3.9 million was recorded on the sale. Will-O-Hill Apartments in Reading, Pennsylvania was sold in September 2003 for $3.6 million, inclusive of $0.8 million in assumed indebtedness. A gain of $2.2 million was recorded on the sale. The results of operations of these equity method investments and the resultant gains on sales are presented in continuing operations for all periods presented.

         A substantial portion of the gain on the sale of the wholly-owned multifamily properties met the requirements for a tax deferred exchange with the properties acquired from Rouse.

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

Discontinued Operations

         In accordance with SFAS No. 144, the Company has presented as discontinued operations the operating results of (i) its wholly-owned multifamily portfolio, (ii) Non-Core Properties and (iii) Mandarin Corners.

         The following table summarizes revenue and expense information for the wholly-owned multifamily portfolio, the Non-Core Properties and Mandarin Corners (in thousands of dollars):

                                                               For the Year Ended December 31,
                                                        ----------------------------------------------
                                                           2003               2002              2001
                                                           ----               ----              ----
       Real Estate Revenues                             $ 28,891           $ 52,263           $ 51,248

       Expenses
          Property Operating Expenses                    (13,342)           (21,472)           (20,746)
          Depreciation and Amortization                   (2,309)            (8,727)            (8,428)
          Interest Expense                                (5,659)           (13,001)           (12,855)
                                                        --------           --------           --------
              Total Expenses                             (21,310)           (43,200)           (42,029)

       Income from discontinued operations                 7,581              9,063              9,219

       Gains on sales of real estate                     178,121              4,085                  -
       Minority Interest                                 (18,857)            (1,308)            (1,043)
                                                        --------           --------           --------
       Income from discontinued operations              $166,845           $ 11,840           $  8,176
                                                        ========           ========           ========

Development Activity

         As of December 31, 2003, the Company has capitalized $11.9 million for proposed development activities. Of this amount, $10.4 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with development activities such as legal fees, interest, real estate taxes, certain internal costs, surveys, civil engineering surveys, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $1.2 million at December 31, 2003, of which $0.1 million was refundable and $1.1 million was non-refundable.

3. INVESTMENTS IN PARTNERSHIPS & JOINT VENTURES

         The following table presents summarized financial information of the equity investments in the Company's unconsolidated partnerships and joint ventures as of December 31, 2003 and 2002 (in thousands of dollars):

                                                                         As of December 31,
                                                                     2003                2002
                                                                  -------------- --------------
Assets
Investments in real estate, at cost:
   Retail properties                                              $ 252,789           $ 450,837
   Multifamily properties                                                 -              23,334
   Construction in progress                                           1,506               1,506
                                                                  ---------           ---------
   Total investments in real estate                                 254,295             475,677
   Less:  Accumulated depreciation                                  (63,647)            (92,492)
                                                                  ---------           ---------
                                                                    190,648             383,185
Cash and cash equivalents                                             5,616               7,362
Deferred costs, prepaid real estate taxes and other, net             29,151              40,339
                                                                  ---------           ---------
     Total Assets                                                   225,415             430,886
                                                                  ---------           ---------
Liabilities and Partners' equity
Mortgage notes payable                                              223,763             381,873
Other liabilities                                                    11,414              16,973
                                                                  ---------           ---------
     Total liabilities                                              235,177             398,846
                                                                  ---------           ---------
Net equity                                                           (9,762)             32,040
    Less: Partners' share                                            (5,461)             24,760
                                                                  ---------           ---------

    Company's share                                                  (4,301)              7,280
    Excess investment(1)                                              9,316              10,435

Advances                                                              8,094               7,646
                                                                  ---------           ---------
Investment in and advances to partnerships and joint
  ventures(2)                                                     $  13,109            $ 25,361
                                                                  =========            ========

(1) Excess investment represents the unamortized difference of the Company's investment over the Company's share of the equity in the underlying net investment in the joint ventures. The excess investment is amortized over the life of the properties, and the amortization is included in equity in income of partnerships and joint ventures.

(2) Amounts are net of $17.6 million and $20.7 million at December 31, 2003 and 2002, respectively, of joint venture investments with deficit balances. These deficit balances are primarily the result of distributions received by the Company in excess of its investment and its equity in income of the joint ventures.

         Mortgage notes payable, which are secured by seven of the joint venture properties, are due in installments over various terms extending to the year 2013 with interest rates ranging from 6.00% to 8.02% and a weighted-average interest rate of 7.47% at December 31, 2003. The liability under each mortgage note is limited to the partnership or joint venture that owns the particular property. The Company's proportionate share, based on its respective partnership interest, of principal payments due in the next five years and thereafter is as follows (in thousands of dollars):

                                                         Company's Proportionate Share
                                               ---------------------------------------------------
         Year Ended December 31,                 Principal                                                       Property
                                               Amortization        Balloon Payments          Total                Total
                                              -------------------- --------------------- --------------------------------
                              2004                 $ 2,069              $      -           $   2,069             $  4,189
                              2005                   2,276                     -               2,276                4,608
                              2006                   2,330                21,750              24,080               48,219
                              2007                   1,852                     -               1,852                3,767
                              2008                   1,967                 6,129               8,096               16,259
               2009 and thereafter                   5,634                65,574              71,208              146,721
                                                   -------              --------           ---------             --------
                                                   $16,128              $ 93,453           $ 109,581             $223,763
                                                   =======              ========           =========             ========

         The following table summarizes the Company's equity in income for the years ended December 31, 2003, 2002 and 2001 (in thousands of dollars):

                                                              For the Year Ended December 31,
                                                           2003          2002            2001
                                                         ---------------------------------------
Gross revenues from real estate                           $82,018       $97,903        $94,272
                                                         ---------------------------------------
Expenses:
  Property operating expenses                              28,008        33,868         33,981
  Refinancing prepayment penalty                                -             -            510
  Interest expense                                         25,633        31,417         30,229
  Depreciation and amortization                            13,676        17,434         16,363
                                                         --------------------------------------
Total expenses                                             67,317        82,719         81,083
                                                         --------------------------------------

Net income                                                 14,701        15,184         13,189
Less: Partners' share                                       7,359         7,684          7,142
                                                         --------------------------------------
Company's share                                             7,342         7,500          6,047
Amortization of Excess Investment                            (111)          (51)           493
                                                         -------------------------------------
Company's share of equity in income of
  partnerships and joint ventures                         $ 7,231       $ 7,449        $ 6,540
                                                         =====================================

         The Company has a 50% partnership interest in Lehigh Valley Associates that is included in the amounts above. Summarized financial information as of December 31, 2003, 2002 and 2001 for this property, which is accounted for by the equity method, is as follows (in thousands of dollars):

                                       For the Year Ended December 31,
                                       2003          2002        2001
                                      --------------------------------
  Total assets                       $18,130      $18,882     $19,729
  Mortgages payable                   47,353       48,520      49,599
  Revenues                            21,030       18,180      18,076
  Property operating expenses          8,002        6,225       6,678
  Interest expense                     3,783        3,868       3,957
  Net income                           7,924        7,287       6,690
  Company's share of equity in
   income of partnership               3,962        3,644       3,345

4. MORTGAGE NOTES, BANK AND CONSTRUCTION LOANS PAYABLE

Mortgage Notes Payable

         Mortgage notes payable, which are secured by 30 of the Company's wholly-owned properties including three properties classified as held-for-sale, are due in installments over various terms extending to the year 2013 with interest at rates ranging from 3.12% to 10.60 % and a weighted-average interest rate of 7.18% at December 31, 2003. Principal payments are due as follows (in thousands of dollars):

                                            Principal
             Year Ended December 31,       Amortization              Balloon Payments                  Total
                                        --------------------------------------------------------------------
                                2004         $16,232                   $       -                  $   16,232
                                2005          17,807                      170,886                    188,693
                                2006          16,078                      107,308                    123,386
                                2007          15,597                       57,769                     73,366
                                2008          13,629                      467,296                    480,925
                 2009 and thereafter          17,745                      249,707                    267,452
                                             -------                   ----------                 ----------
                                             $97,088                   $1,052,966                 $1,150,054
                                             -------                   ----------                 ----------
                        Debt Premium                                                                  71,127
                                                                                                  ----------
                                                                                                  $1,221,181
                                                                                                  ==========

         Principal payments are due as follows for the mortgage notes payable associated with three properties classified as held-for-sale (in thousands of dollars):

             Year Ended December 31,     Principal Amortization       Balloon Payments               Total
                                        --------------------------------------------------------------------
                                2004         $ 2,603                      $     -                    $ 2,603
                                2005           2,974                            -                      2,974
                                2006           3,200                            -                      3,200
                                2007           3,442                            -                      3,442
                                2008           3,209                       45,711                     48,920
                 2009 and thereafter               -                            -                          -
                                             -------                      -------                    -------
                                             $15,428                      $45,711                    $61,139
                                             -------                      -------                    -------
       Debt Premium                                                                                    4,361
                                                                                                     -------
                                                                                                     $65,500
                                                                                                     =======

         The fair value of the mortgage notes payable was approximately $1,292.6 million at December 31, 2003 based on year-end interest rates and market conditions.

Mortgage Financing Activity

         In June 2003, the Company refinanced its mortgage note payable secured by Moorestown Mall, in Moorestown, New Jersey. The $64.3 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the mortgage note payable were used to repay the previously existing mortgage note secured by Moorestown Mall and to fund a portion of the purchase price for Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Echelon Mall in Voorhees, New Jersey.

         In May 2003, the Company entered into a mortgage note payable secured by Dartmouth Mall, in Dartmouth, Massachusetts. The $70.0 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the mortgage note payable were used to fund a portion of the purchase price for Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Echelon Mall in Voorhees, New Jersey.

         In March 2002, the mortgage on Camp Hill Plaza Apartments in Camp Hill, Pennsylvania, was refinanced. The $12.8 million mortgage had a 10-year term and a fixed interest rate of 7.02% per annum. In connection with the refinancing, unamortized deferred financing costs of $0.1 million were written off and reflected as interest expense in the consolidated statements of income for the year ended December 31, 2002. This property was sold in 2003.

2003 Credit Facility

         In November 2003, the Company completed the replacement of its $200 million secured line of credit with a $500 million unsecured revolving line of credit (the "Credit Facility"), with an option to increase the Credit Facility to $650 million under prescribed conditions. The Credit Facility bears interest at a rate between 1.5% and 2.5% per annum over LIBOR based on the Company's leverage. The availability of funds under the Credit Facility is subject to the Company's compliance with financial and other covenants and agreements, some of which are described below. The Credit Facility has a term of three years with an additional one year extension provided that there is no event of default at that time.

         As of December 31, 2003 and 2002, $170.0 million and $130.8 million respectively, was outstanding on the Company's credit facilities. The weighted average interest rate based on amounts borrowed on the Company's credit facilities was 3.26%, 3.43% and 5.84% for the years ended December 31, 2003, 2002 and 2001, respectively. The interest rate at December 31, 2003 was 3.12%.

         The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph shall have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1;
(3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary, not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value;
(11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of December 31, 2003, the Company was in compliance with all of these debt covenants.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

         For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

         The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2003, such derivatives were used to hedge the variable cash flows associated with the Company's former credit facility that expired in the fourth quarter of 2003.

         As of December 31, 2003, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and does not currently have any derivatives that are not designated as hedges.

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

         For the Company's cash flow hedges, the fair value is recognized temporarily as a component of equity and subsequently recognized in earnings over the hedged transaction as interest expense or depreciation expense over the life of the constructed asset for hedged borrowings associated with development activities. The balance of $2.0 million in accumulated other comprehensive loss at December 31, 2003 is attributable to development activities.

6. PREFERRED STOCK

         In connection with the merger with Crown, the Company issued 2,475,000 11% non-convertible senior preferred shares to the former holders of Crown preferred shares. The issuance was recorded at $57.90 per preferred share, the fair value of a preferred share based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the merger with Crown were substantially complete. The preferred shares are not redeemable by the Company until July 31, 2007. On or after July 31, 2007, the Company, at its option, may redeem the preferred shares for cash at the redemption price per share set forth below (in thousands of dollars, except per share amounts):

                                                                  Redemption Price Per    Total Redemption
                              Redemption Period                          Share                 Value
                -------------------------------------------------------------------------------------------------
                July 31, 2007 through July 30, 2009                      $52.50                  $129,938
                July 31, 2009 through July 30, 2010                      $51.50                  $127,463
                On or after July 31, 2010                                $50.00                  $123,750

         As of December 31, 2003, there was $1.5 million in accumulated but unpaid dividends relating to the preferred shares. This amount was deducted from net income to determine net income allocable to common shareholders. This amount was not deducted from retained earnings as of December 31, 2003 because the dividend on the preferred shares was not yet declared at that time.

7. BENEFIT PLANS

         The Company maintains a 401(k) Plan (the "Plan") in which substantially all of its officers and employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a specified percentage of the employees' contributions. The Company's and its employees' contributions are fully vested, as defined in the Plan agreement. The Company's contributions to the Plan for the years ended December 31, 2003, 2002 and 2001 were $0.7 million, $0.6 million and $0.6 million, respectively.

         The Company also maintains Supplemental Retirement Plans (the "Supplemental Plans") covering certain senior management employees. Expenses recorded by the Company under the provisions of the Supplemental Plans were $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Company also maintains share purchase plans through which the Company's employees may purchase shares of beneficial interest at a 15% discount to the fair market value. In 2003, 2002 and 2001, 14,000, 17,000 and 47,000 shares, respectively, were purchased for total consideration of $0.3 million, $0.3 million and $0.9 million, respectively.

8. STOCK-BASED COMPENSATION

         The Company's 2003 Equity Incentive Plan provides for the granting of restricted share awards and options to purchase shares of beneficial interest to key employees and non-employee trustees of the Company. An additional four plans formerly provided for awards of restricted shares and options, under which options remain exercisable and some restricted shares remain outstanding and subject to restrictions. The Company has two additional plans that provide for grants to its non-employee trustees, one with respect to options and one with respect to restricted shares. The following table presents the number of shares authorized and the number of shares that remained available for future awards under each of these seven plans as of December 31, 2003:


                                                        Restricted
                                             2003          1999         Share Plan       1997       1993
                                            Equity        Equity           for          Stock      Stock       1990        1990
                                           Incentive     Incentive     Nonemployee      Option     Option    Employees  Nonemployee
                                             Plan          Plan         Trustees         Plan       Plan       Plan     Trustee Plan
                                           -----------------------------------------------------------------------------------------
Authorized Shares                          2,500,000     400,000         50,000         455,000     100,000   400,000     100,000
Available for grant at December 31, 2003   2,335,649           -(1)      40,000               -           -         -       7,500

(1) In 2003, 2002 and 2001, respectively, 118,276, 136,427 and 41,036 restricted share awards were issued to certain employees as incentive compensation. The restricted shares were awarded at their fair value that ranged from $25.44 to $30.05 per share in 2003, $23.12 to $25.55 per share in 2002, and $21.93 to $23.58 per share in 2001, for a total value of $3.0 million in 2003, $3.2 million in 2002 and $0.7 million in 2001. Restricted shares vest ratably over periods of three to five years. The Company recorded compensation expense of $2.3 million in 2003, $2.0 million in 2002 and $1.2 million in 2001 related to these restricted share awards.

         Options are granted at the fair market value of the shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date. Changes in options outstanding from January 1, 2001 through December 31, 2003 were as follows:

                                         Weighted       2003         1999         1997         1993
                                          Average      Equity       Equity        Stock        Stock         1990          1990
                                         Exercise     Incentive    Incentive     Option       Option      Employees    Non-employee
                                           Price        Plan         Plan         Plan         Plan         Plan       Trustee Plan
                                      --------------------------------------------------------------------------------------------
Options outstanding at
 January 1, 2001                         $ 22.64            -      100,000       360,000       100,000       244,250       45,000
Options granted                          $ 21.50            -            -             -             -             -       17,500
Options exercised                        $ 19.15            -            -             -             -             -       (7,125)
Options forfeited                        $ 25.06            -            -             -             -             -       (2,000)
                                     --------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 2001                       $ 22.64            -      100,000       360,000       100,000       244,250       53,375
Options granted                          $     -            -            -             -             -             -            -
Options exercised                        $ 20.37            -            -             -             -       (95,515)      (1,000)
                                     --------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 2002                       $ 23.24            -      100,000       360,000       100,000       148,735       52,375
Options granted                          $ 18.80      161,851            -             -             -             -       15,000
Options exercised                        $ 24.00      (19,198)           -      (100,740)     (100,000)      (60,345)      (2,000)
Options forfeited                        $ 25.38            -            -             -             -             -       (3,000)
                                     --------------------------------------------------------------------------------------------
Options outstanding at
 December 31, 2003                       $ 21.69      142,653      100,000(1)    259,260             -        88,390       62,375
                                     =============================================================================================

         At December 31, 2003, options to purchase 565,295 shares of beneficial interest with an aggregate exercise price of $12.4 million (average of $21.99 per share) were exercisable.

         Outstanding options to purchase 652,678 shares (including unexercisable options) as of December 31, 2003 have a weighted average remaining contractual life of 4.2 years, a weighted average exercise price of $21.69 per share and an aggregate exercise price of $14.2 million.

         The following table summarizes information relating to all options outstanding at December 31, 2003.

                                    Options Outstanding at                             Options Exercisable at
                                      December 31, 2003                                   December 31, 2003
                              -----------------------------------    --------------------------------------------------------
                                               Weighted Average                         Weighted Average
Range of Exercise               Number of       Exercise Price           Number of       Exercise Price      Weighted Average
Prices (Per Share)                Shares         (Per Share)              Shares           (Per Share)        Remaining Life
--------------------------    --------------- -------------------    ------------------ ------------------ ------------------
$13.00-$14.99                     14,347            $14.71                10,910             $14.60                0.61
$15.00-$16.99                     85,840            $15.36                36,031             $15.32                0.62
$17.00-$18.99                    144,417            $17.79               141,917             $17.80                5.39
$19.00-$20.99                     38,652            $20.30                37,935             $20.32                2.21
$21.00-$22.99                     70,315            $22.32                56,117             $22.40                2.65
$23.00-$24.99                     13,448            $24.41                13,448             $24.41                3.46
$25.00-$26.99                    268,865            $25.41               267,143             $25.41                3.75
$27.00-$28.99                      1,794            $27.69                 1,794             $27.69                0.39
$29.00-$30.99                      5,000            $28.74                   -                  -                    -
$31.00-$33.99                          -                -                    -                  -                    -
$34.00-$35.99                     10,000            $34.97                   -                  -                    -
                              --------------- -------------------    ------------------ ------------------
                                 652,678            $21.69               565,295             $21.99

         The fair value of each option granted in 2003 and 2001 (no options were granted in 2002) was estimated on the grant date using the Black-Scholes options pricing model and on the assumptions presented below:

                                        Crown Employee                Options Issued
                             Options Converted to PREIT Options        to Trustees
                                         Year Ended                    Year Ended              Year Ended
                                      December 31, 2003            December 31, 2003        December 31, 2001
                             ---------------------------------------------------------------------------------
Weighted-average fair value                 $5.17                        $2.90                    $0.52
Expected life in years                       3.62                           10                        5
Risk-free interest rate                      4.25%                        4.25%                    4.60%
Volatility                                  20.34%                       20.34%                   12.99%
Dividend Yield                               7.03%                        6.86%                    9.42%

9. LEASES

As Lessor

         The Company's retail and industrial properties are leased to tenants under operating leases with various expiration dates ranging through 2034.

         Future minimum rentals under noncancelable operating leases with terms greater than one year are as follows (in thousands of dollars):

                         Year Ended December 31,
                                              2004 $  211,344
                                              2005    194,866
                                              2006    170,440
                                              2007    148,114
                                              2008    125,671
                               2009 and thereafter    407,887
                                                   ----------
                                                   $1,258,322
                                                   ==========

         The total future minimum rentals as presented do not include amounts that may be received as tenant reimbursements for charges to cover increases in certain operating costs or contingent amounts that may be received as percentage rents.

As Lessee

         Assets under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. The Company also has operating leases for various computer, office and mall equipment. The Company is also the lessee under third-party ground leases for eight of its properties. (Crossroads Mall, Echelon Mall, Exton Square Mall, The Gallery at Market East, Magnolia Mall, Shenango Valley Mall, Uniontown Mall and Wiregrass Commons Mall). Total amounts expensed relating to leases were $1.9 million, $1.2 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum future lease payments due in each of the next five years and thereafter are as follows (in thousands of dollars):

                           Year Ended December 31,     Capital Leases     Operating Leases     Ground Leases
                                                       --------------     ----------------     -------------
                                              2004        $  836             $ 3,223              $ 1,039
                                              2005           617               2,629                  996
                                              2006           440               1,974                  996
                                              2007           387               1,635                  996
                                              2008           182               1,158                  996
                               2009 and thereafter           181                 694               30,836
                                                    ----------------------------------------------------------
           Less: amount representing interest               (417)                  -                    -
                                                    ----------------------------------------------------------
                                                          $2,226             $11,313              $35,859
                                                    ==========================================================

            Assets recorded under capital leases in our consolidated balance sheet as of December 31, 2003 are as follows (in thousands of dollars):

                                                         2003
                                                         ----
            Furniture, fixtures and equipment           $1,629
            Building improvements                        1,509
            Less: Accumulated Depreciation                 (82)
                                                        ------
             Net assets under capital leases            $3,056
                                                        ======

            The Company had no capital leases as of December 31, 2002.

10. RELATED PARTY TRANSACTIONS

General

         PRI provides management, leasing and development services for 13 properties owned by partnerships and other ventures in which certain officers of the Company and PRI have indirect ownership interests. Total revenues earned by PRI for such services were $4.2 million, $3.5 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The 2003 amount includes the $2.0 million brokerage fee received in connection with the sale of Christiana Mall (see Note 2). As of December 31, 2003 and 2002, $0.1 million and $0.7 million, respectively, was due from these affiliates. Of these amounts, approximately $0.1 million was collected subsequent to December 31, 2003. PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

         The Company leases office space from an affiliate of certain officers of the Company. Total rent expense under this lease, which expires in 2009, was $1.0 million, $0.9 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Minimum rental payments under this lease are $1.0 million per year from 2004 to 2008 and $0.6 million in 2009.

         As of December 31, 2003, 11 officers of the Company had employment agreements with terms of up to three years that renew automatically for additional one-year terms and provided for aggregate base compensation for 2003 of $3.0 million, subject to increases as approved by the Company's compensation committee in future years, as well as additional incentive compensation.

Acquisition of The Rubin Organization

         Pursuant to a contribution agreement entered into in connection with the Company's 1997 acquisition of The Rubin Organization, the Company issued 200,000 Class A Units in its Operating Partnership, and agreed to issue up to 800,000 additional Class A Units over a five-year period ended September 30, 2002 contingent on the Company achieving specified performance targets. Through December 31, 2001, 665,000 Class A Units had been issued. The Company also agreed to issue additional Class A Units with respect to development and predevelopment properties acquired in the transaction. A special committee of disinterested members of the Company's Board of Trustees was appointed to determine whether the remaining 135,000 Class A Units for the period from January 1, 2002 to September 30, 2002 have been earned and how many Class A Units are payable with respect to the development and predevelopment properties. The special committee and its independent legal and accounting advisors and the former affiliates of The Rubin Organization and their advisors have engaged in discussions concerning the appropriate number of Class A Units to be issued with respect to these matters. The special committee has made a determination, which is being documented currently.

New Castle Associates

         Officers of the Company, including Ronald Rubin and George Rubin, also were parties to the Rouse transaction through their ownership interest in New Castle Associates (see Note 2).

         Mark E. Pasquerilla, who was elected as a trustee of the Company following the Crown merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with the Company, including the right to receive additional consideration related to the merger as described in Note 11, as well as the following:

   o a lease with and contract for information technology support services to the Company by an entity controlled by Mr. Pasquerilla with respect to space in Crown's former headquarters in connection with the Company's post-closing transition activities, and continuing negotiations for the sale of certain personal property in Crown's former headquarters by the Company to an entity controlled by Mr. Pasquerilla;
   o     the tax protection agreement described in Note 11;
   o agreements by Mr. Pasquerilla not to acquire additional shares of the Company or to seek to acquire control of the Company within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares of the Company within specified time periods or in excess of specified amounts; and
   o a registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the merger, an agreement by Mr. Pasquerilla not to compete with the Company for a period of time following the merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

11. COMMITMENTS AND CONTINGENCIES

Development Activities

         The Company is involved in a number of development and redevelopment projects which may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects. At December 31, 2003, the Company had approximately $27.4 million committed to complete current development and redevelopment projects, which is expected to be financed through the Company's Credit Facility or through short-term construction loans.

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

         In June and July respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross ("IBC") for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC's Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC's insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC's losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC's insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC and that PRI has insurance to cover some or all of any potential payments to IBC. The Company is unable to estimate or determine the likelihood of any loss to the Company.

         In April 2002, a joint venture, of which a subsidiary of the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Company's Christiana Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation has appealed the Chancery Court's decision to the Delaware Supreme Court. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

         Following the Company's sale of its 15 wholly-owned multifamily properties, the purchaser of those properties has made three separate claims against the Company seeking unspecified damages from the Company related to alleged breaches of representations and warranties under the sale agreement and an alleged breach by the Company of the Company's covenant to operate the multifamily properties in the ordinary course between when the sale agreement was entered into and when the transactions closed. The Company has denied liability on all three claims and intends to defend vigorously against any possible lawsuit.

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

Guarantees

         Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others" ("FIN 45"), requires that a liability be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires that certain information related to the guarantees be disclosed in the guarantor's financial statements. In the course of its business, the Company has guaranteed certain indebtedness of others as follows:

   o The Company and its subsidiaries are guarantors of the Credit Facility, which had $170.0 million outstanding at December 31, 2003.

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

   o In connection with the Company's merger with Crown, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the "Pasquerilla Group"). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less that 25% of the aggregate of the shares and OP Units that they acquired in the merger. If the Company violates the tax protection agreement during the first five years of the protection period, it would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If the Company were to sell properties in violation of the tax protection agreement, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial.

The Company did not enter into any other guarantees in connection with its merger, acquisition or disposal activities in 2003.

Other

         In connection with the Crown merger, Crown's former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 14 shopping malls. This retained interest is subject to a put-call arrangement between Crown's former operating partnership and the Company, pursuant to which the Company has the right to require Crown's former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown's former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown's former operating partnership.

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

12. SEGMENT INFORMATION

         The Company has four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. As of December 31, 2003, the retail segment includes the operation and management of 54 regional and community shopping centers (45 wholly-owned, one consolidated joint venture and 8 owned in unconsolidated joint venture form). The multifamily segment included the operation and management of 19 apartment communities (15 wholly-owned and four owned in joint venture form) that were sold in 2003. The development and other segment includes the operation and management of two retail properties under development, four industrial properties and various pre-development activities (all wholly-owned). The corporate segment includes cash and investment management, real estate management and certain other general support functions.

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

         The column entitled "Reconcile to GAAP" in the charts below reconciles the amounts presented under the proportionate-consolidation method and in discontinued operations to the consolidated amounts reflected on the Company's consolidated balance sheets and consolidated statements of income.

         The chief operating decision-making group for the Company's retail, multifamily, development and other and corporate segments is comprised of the Company's President, Chief Executive Officer and the lead executives of each of the Company's operating segments. The lead executives of each operating segment also manage the profitability of each respective segment with a focus on net operating income. The chief operating decision-making group defines net operating income as real estate operating revenues minus real estate operating expenses. The operating segments are managed separately because each operating segment represents a different property type (retail or multifamily), as well as construction in progress and corporate services.

                                                 Multifamily   Development                             Reconcile       Total
Year Ended December 31, 2003         Retail        (sold)       and Other     Corporate      Total      to GAAP     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
(in  thousands of dollars)
Real estate operating revenues      $  209,501     $ 26,898     $   339    $       -    $  236,738    $  (66,221)  $   170,517
Real estate operating expense          (75,783)     (12,430)        (15)           -       (88,228)       27,889       (60,339)
                                    ----------     --------     -------    ---------    ----------
Net operating income                   133,718       14,468         324            -       148,510
Management company revenue                   -            -           -       11,994        11,994             -        11,994
Interest and other income                    -            -           -          887           887             -           887
General and administrative
  expenses                                   -            -           -      (40,168)      (40,168)            -       (40,168)
                                    ----------     --------     -------    ---------    ----------
Earnings before interest, taxes
  depreciation and amortization        133,718       14,468         324      (27,287)      121,223
Interest expense                       (39,241)      (5,652)          -       (7,467)      (52,360)       17,042       (35,318)
Depreciation and amortization          (42,490)      (2,455)        (51)           -       (44,996)        7,380       (37,616)
Equity in income of
  partnerships and joint ventures            -            -           -            -             -         7,231         7,231
Minority interest in operating
  partnership and properties                 -            -           -            -             -        (4,192)       (4,192)
Discontinued operations                      -      178,121           -            -       178,121       (11,276)      166,845
Gains on sales of real estate            1,112       15,087           -            -        16,199             -        16,199
                                    ----------     --------     -------     --------    ----------     ---------    ----------
Net income                          $   53,099     $199,569     $   273     $(34,754)   $  218,187     $ (22,147)   $  196,040
                                    ==========     ========     =======     ========    ==========     =========    ==========
Investments in real estate, at
  cost                              $2,515,861     $      -     $24,241     $      -    $2,540,102     $(253,501)   $2,286,601
                                    ==========     ========     =======     ========    ==========     =========    ==========
Total assets                        $2,703,455     $      -     $38,145     $ 57,573    $2,799,173     $(113,693)   $2,685,480
                                    ==========     ========     =======     ========    ==========     =========    ==========
Capital expenditures                $   19,151     $      -     $     -     $      -    $   19,151     $    (898)   $   18,253
                                    ==========     ========     =======     ========    ==========     =========    ==========
Acquisitions                        $1,944,932     $      -     $     -     $      -    $1,944,932     $       -    $1,944,932
                                    ==========     ========     =======     ========    ==========     =========    ==========

                                                Multifamily    Development                               Reconcile        Total
Year Ended December 31, 2002          Retail      (sold)        and Other    Corporate        Total       to GAAP      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Real estate operating revenues       $100,393     $ 57,582    $   329      $      -         $158,304     $ (94,963)    $   63,341

Real estate operating expense         (28,534)     (24,103)       (24)            -          (52,661)       36,396        (16,265)
                                     --------      -------    -------      --------         --------
Net operating income                   71,859       33,479        305             -          105,643
Management company revenue                  -            -          -        11,003           11,003             -         11,003
Interest and other income                   -            -          -           711              711             -            711
General and administrative
  expenses                                  -            -          -       (24,747)         (24,747)            -        (24,747)
                                     --------      -------    -------      --------         --------
Earnings before interest, taxes
  depreciation and amortization        71,859       33,479        305       (13,033)          92,610
Interest expense                      (27,542)     (14,259)         -           104          (41,697)       26,319        (15,378)
Depreciation and amortization         (19,502)      (9,303)       (52)            -          (28,857)       15,888        (12,969)
Equity in income of
  partnerships and joint ventures           -            -          -             -                -         7,449          7,449
Minority interest in operating
  partnership                               -            -          -             -                -        (1,307)        (1,307)
Discontinued operations                 4,237            -          -             -            4,237         7,603         11,840
                                     --------      -------    -------      --------         --------     ---------      ---------
Net income                           $ 29,052     $  9,917    $   253      $(12,929)        $ 26,293     $  (2,615)     $  23,678
                                     ========     ========    =======      ========         ========     =========      =========
Investments in real estate, at
  cost                               $620,346     $305,336    $27,330      $      -         $953,012     $(213,583)     $ 739,429
                                     ========     ========    =======      ========         ========     =========      =========
Total assets                         $592,167     $218,718    $25,310      $ 41,214         $877,409     $(173,746)     $ 703,663
                                     ========     ========    =======      ========         ========     =========      =========
Capital expenditures                 $ 37,688     $  5,189    $     -      $      -         $ 42,877     $       -      $  42,877
                                     ========     ========    =======      ========         ========     =========      =========
Acquisitions                         $ 61,193     $ 31,281    $     -      $      -         $ 92,474     $       -      $  92,474
                                     ========     ========    =======      ========         ========     =========      =========

                                                Multifamily    Development                               Reconcile        Total
Year Ended December 31, 2001          Retail      (sold)        and Other    Corporate        Total       to GAAP      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
Real estate operating revenues       $ 79,951     $ 56,394    $   324      $      -         $136,669     $ (86,032)    $   50,637

Real estate operating expense         (22,108)     (23,456)       (14)            -          (45,578)       32,922        (12,656)
                                     --------      -------    -------      --------         --------
Net operating income                   57,843       32,938        310             -           91,091
Management company revenue                  -            -          -        11,336           11,336             -         11,336
Interest and other income                   -            -          -           361              361             -            361
General and administrative
  expenses                                  -            -          -       (23,577)         (23,577)            -        (23,577)
                                     --------      -------    -------      --------         --------
Earnings before interest, taxes
  depreciation and amortization        57,843       32,938        310       (11,880)          79,211
Interest expense                      (21,416)     (14,102)         -           (76)         (35,594)       23,288        (12,306)
Depreciation and amortization         (14,456)      (9,126)       (52)            -          (23,634)       14,286         (9,348)
Equity in income of
  partnerships and joint ventures           -            -          -             -                -         6,540          6,540
Minority interest in operating
  partnership                               -            -          -             -                -        (1,481)        (1,481)
Discontinued operations                   223            -          -             -              223         7,953          8,176
Gains on sales of real estate           2,107            -          -             -            2,107             -          2,107
                                     --------      -------    -------      --------         --------     ---------      ---------
Net income                           $ 24,301     $  9,710    $   258      $(11,956)        $ 22,313     $  (2,524)     $  19,789
                                     ========     ========    =======      ========         ========     =========      =========
Investments in real estate, at
  cost                               $510,531     $283,028    $40,850      $      -         $834,409     $(198,115)     $ 636,294
                                     ========     ========    =======      ========         ========     =========      =========
Total assets                         $482,727     $206,016    $38,743      $ 28,336         $755,822     $(153,194)     $ 602,628
                                     ========     ========    =======      ========         ========     =========      =========
Capital expenditures                 $ 26,287     $  4,788    $     -      $      -         $ 31,075     $       -      $  31,075
                                     ========     ========    =======      ========         ========     =========      =========
Acquisitions                         $      -     $      -    $     -      $      -         $      -     $       -      $       -
                                     ========     ========    =======      ========         ========     =========      =========

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

            The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002.

Year Ended December 31, 2003
In thousands of dollars, except per share amounts           1st Quarter    2nd Quarter    3rd Quarter   4th Quarter(4)     Total
Revenues                                                        $19,016        $35,478        $46,161          $82,743    $183,398
                                                                =======       ========        =======          =======    ========
Net Income(1)                                                    $4,977       $144,638        $34,924          $11,501    $196,040
                                                                =======       ========        =======          =======    ========
Net Income allocable to common shareholders                      $4,977       $144,638        $34,924           $9,968    $194,507
                                                                =======       ========        =======          =======    ========
Net Income per share - basic(5)                                   $0.30          $8.70          $1.79            $0.35       $9.54
                                                                =======       ========        =======          =======    ========
Net Income per share - diluted(5)                                 $0.30          $8.54          $1.76            $0.34       $9.36
                                                                =======       ========        =======          =======    ========

Year Ended December 31, 2003 - Impact of Discontinued Operations
In thousands of dollars, except per share amounts           1st Quarter    2nd Quarter    3rd Quarter   4th Quarter(4)      Total

Revenues                                                        $13,873         $9,896           $993           $4,129     $28,891
                                                                =======       ========        =======          =======    ========
Income from discontinued operations(2)                           $2,064       $137,778        $25,675           $1,328    $166,845
                                                                =======       ========        =======          =======    ========
Basic income from discontinued operations per share(5)            $0.12          $8.29          $1.32            $0.05       $8.18
                                                                =======       ========        =======          =======    ========
Diluted income from discontinued operations per share(5)          $0.12          $8.14          $1.29            $0.05       $8.03
                                                                =======       ========        =======          =======    ========

Year Ended December 31, 2002
In thousands of dollars, except per share amounts           1st Quarter    2nd Quarter    3rd Quarter   4th Quarter(4)     Total

Revenues                                                        $14,948        $18,435        $18,920          $22,752     $75,055
                                                                =======       ========        =======          =======    ========
Net Income(3)                                                    $3,727         $4,442         $8,178           $7,331     $23,678
                                                                =======       ========        =======          =======    ========
Net Income per share - basic(5)                                   $0.23          $0.27          $0.49            $0.45       $1.47
                                                                =======       ========        =======          =======    ========
Net Income per share - diluted(5)                                 $0.23          $0.27          $0.49            $0.44       $1.44
                                                                =======       ========        =======          =======    ========

Year Ended December 31, 2002 - Impact of Discontinued Operations
In thousands of dollars, except per share amounts           1st Quarter    2nd Quarter    3rd Quarter   4th Quarter(4)     Total

Revenues                                                        $12,878        $12,914        $12,873          $13,598     $52,263
                                                                =======       ========        =======          =======    ========
Income from discontinued operations(3)                           $2,156         $1,993         $5,648           $2,043     $11,840
                                                                =======       ========        =======          =======    ========
Basic Income from discontinued operations per share(5)            $0.14          $0.12          $0.34            $0.13       $0.74
                                                                =======       ========        =======          =======    ========
Diluted income from discontinued operations per share(5)          $0.14          $0.12          $0.34            $0.12       $0.72
                                                                =======       ========        =======          =======    ========

         (1) Includes gains on sales of interests in real estate of approximately $1.2 million (1st Quarter 2003), $154.5 million (2nd Quarter
2003), $34.0 million (3rd Quarter 2003) and $4.6 million (4th Quarter 2003).

         (2) Includes gains on sales of interests in real estate of approximately $150.2 million (2nd Quarter 2003), $27.7 million (3rd Quarter
2003), and $0.2 million (4th Quarter 2003).

         (3) Includes gains on sales of interests in real estate of approximately $4.1 million (3rd Quarter 2002).

         (4) Fourth quarter revenues include a significant portion of annual percentage rents as most percentage rent minimum sales levels are met in the fourth quarter.

         (5) Quarterly per-share amounts do not sum to the annual per-share amounts because of changes in outstanding shares during the year.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Lehigh Valley Associates

We have audited the balance sheets of Lehigh Valley Associates (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of Lehigh Valley Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

January 21, 2003

                                                                     Schedule II

Pennsylvania Real Estate Investment Trust

                        Valuation and Qualifying Accounts
                            (in thousands of dollars)

                                      Balance       Charged to                               Balance
                                     Beginning      Costs and                                 End of
                                     of Period       Expenses       Other*     Deductions     Period
                                   -----------------------------------------------------------------
Allowance for Doubtful Accounts:

Year Ended December 31, 2003            $965         $2,780         $1,711        $ 77        $5,379
Year Ended December 31, 2002            $727         $  837              -        $599        $  965
Year Ended December 31, 2001            $733         $  533              -        $539        $  727

*Other includes working capital balances acquired in connection with 2003 acquisitions.

                                                                                                            Schedule III

                                                              PREIT
                                                  Investments in Real Estate(1)
                                                     As of December 31, 2003
  (in thousands of dollars)
                                                                           Balances as of December 31, 2003
                                                                 -------------------------------------------------------
                                                      Cost of                                   Current
                          Initial   Initial Cost of  Improvements    Balance    Balance of     Accumulated     Current
                          Cost of    Building &        Net of          of       Building &     Depreciation   Encumbrance
                           Land     Improvement      Retirements      Land     Improvements      Balance       Balance
                        -------------------------------------------------------------------------------------------------
Retail Properties:
Beaver Valley Mall      $  13,607   $    49,504    $ (8,532)     $  10,551    $    44,028      $  2,438       $   47,316
Capital City Mall          12,560        65,020           -         12,560         65,020           258           60,281
Chambersburg Mall           6,005        30,177           -          6,005         30,177           128           21,019
Cherry Hill Mall           36,889       148,240           -         36,889        148,240         2,912          139,192
Christiana Power
  Center Phase I            9,348        23,089       2,641         12,830         22,248         4,458                -
Commons at Magnolia           577         3,436       5,872            601          9,284           931                -
Crest Plaza                   332         2,349      13,574            242         16,013           988                -
Creekview                   1,380         4,825      12,727          1,380         17,552         1,929                -
Crossroads Mall             5,134        26,806           -          5,134         26,806           124           14,466
Dartmouth Mall              7,199        28,945      15,026          7,199         43,971         9,161           69,515
Echelon Mall                3,267        13,234           -          3,267         13,234           302                -
Exton Square Mall          27,099       109,937           -         27,099        109,937         2,440          107,905
Festival Shopping Center    3,728        14,988         268          3,728         15,256         2,141                -
Francis Scott Key Mall     10,635        54,923           -         10,635         54,923           222           36,784
The Gallery at
  Market East                   -        48,283           -              -         48,283           812                -
Jacksonville Mall           8,415        49,191           -          8,415         49,191           175                -
Logan Valley Mall          12,959        67,642           -         12,959         67,642           323           59,905
Lycoming Mall               9,020        45,897           -          9,020         45,897           109           36,784
Magnolia Mall               9,279        37,358      10,589          9,279         47,947         7,500           20,804
Moorestown Mall            14,595        60,201           -         14,595         60,201         1,400           63,733
New River Valley Mall       5,368        26,782           -          5,368         26,782           116           17,866
Nittany Mall                7,340        37,301           -          7,340         37,301           158           31,529
Northeast Tower Center     10,580        29,201       3,046         10,980         31,847         3,941           12,500
North Hanover Mall          4,521        22,410           -          4,521         22,410           100           21,019
Palmer Park Mall            5,352        32,612           -          5,352         32,612         5,731           18,214
Paxton Towne Centre        15,719        29,222       8,467         15,007         38,401         4,315                -
Patrick Henry Mall         14,997        81,653           -         14,997         81,653           279           53,073
Phillipsburg Mall           7,908        40,628           -          7,908         40,628           165           31,529
Plymouth Meeting Mall      23,711        54,487           -         23,711         54,487         1,140                -
Prince George's Plaza      13,066        57,678      12,558         13,066         70,236        10,532           43,864
South Blanding Village      2,946         6,138         418          2,946          6,556         3,191                -
South Mall                  5,051        25,200           -          5,051         25,200           109           15,764
Uniontown Mall              4,947        23,224           -          4,947         23,224           118           25,223
Valley Mall                12,242        69,067           -         12,242         69,067           285                -
Valley View Mall            8,318        41,863           -          8,318         41,863           175           37,701
Viewmont Mall              11,211        59,320           -         11,211         59,320           232           31,529
Washington Crown Center     6,115        43,023           -          6,115         43,023           172                -
Willow Grove Park          31,560       135,291           -         31,560        135,291         6,428          113,761
Wiregrass Commons           6,846        32,929           -          6,846         32,929           154           30,000
Wyoming Valley Mall        13,910        71,633           -         13,910         71,633           247           59,905
                        -----------------------------------      -------------------------------------------------------
Total                   $ 403,736   $ 1,803,707    $ 76,654      $ 403,784    $ 1,880,313      $ 76,339       $1,221,181
                        ===================================      =======================================================

Wholly-Owned Industrial:
 ARA - Allentown        $       3   $        82    $      -      $       3    $        82      $     82       $        -
 ARA - Pennsauken              20           190           -             20            190           168                -
 Interstate Commerce           34           364       1,404             34          1,768         1,480                -
 Sears                         25           206         176             25            382           347                -
                        -----------------------------------      -------------------------------------------------------
Total                          82           842       1,580             82          2,422         2,077                -
                        -----------------------------------      -------------------------------------------------------
Investments in Real
  Estate                $ 403,818   $ 1,804,549    $ 78,234      $ 403,866    $ 1,882,735      $ 78,416       $1,221,181
                        ===================================      =======================================================

Retail Properties Held for Sale:

Shenango Mall           $   2,940    $   12,895    $      -      $   2,940    $    12,895      $      -       $        -
Schuylkill Mall             3,197        11,841           -          3,197         11,841             -           18,733
West Manchester Mall        5,107        30,691           -          5,107         30,691             -           28,375
Martinsburg Mall            3,985        14,551           -          3,985         14,551             -           18,392
Bradley Square Mall         2,552         8,662           -          2,552          8,662             -                -
Mount Berry Square Mall     4,064        18,403           -          4,064         18,403             -                -
                        -----------------------------------      -------------------------------------------------------
Total Held for Sale     $  21,845    $   97,043    $      -      $  21,845      $  97,043      $      -       $   65,500
                        ===================================      =======================================================


Grand total             $ 425,663   $ 1,901,592    $ 78,234      $ 425,711    $ 1,979,778      $ 78,416       $1,286,681
                        ===================================      =======================================================

(1) Excludes seven unconsolidated joint venture investments.

{stubbed}

                            Date of
                         Construction/    Life of
                          Acquisition   Depreciation
                       -----------------------------
Retail Properties:
Beaver Valley Mall             2002           40
Capital City Mall              2003           40
Chambersburg Mall              2003           40
Cherry Hill Mall               2003           40
Christiana Power
  Center Phase I               1998           39
Commons at Magnolia            1999           39
Crest  Plaza                   1964           40
Creekview                      1998           40
Crossroads Mall                2003           40
Dartmouth Mall                 1998           39
Echelon Mall                   2003           40
Exton Square Mall              2003           40
Festival Shopping Center       1998           39
Francis Scott Key Mall         2003           40
The Gallery at
  Market East                  2003           40
Jacksonville Mall              2003           40
Logan Valley Mall              2003           40
Lycoming Mall                  2003           40
Magnolia Mall                  1998           39
Moorestown Mall                2003           40
New River Valley Mall          2003           40
Nittany Mall                   2003           40
Northeast Tower Center         1999           39
North Hanover Mall             2003           40
Palmer Park Mall               2003           40
Paxton Towne Centre            1998           40
Patrick Henry Mall             2003           40
Phillipsburg Mall              2003           40
Plymouth Meeting Mall          2003           40
Prince George's Plaza          1998           39
South Blanding Village         1988           40
South Mall                     2003           40
Uniontown Mall                 2003           40
Valley Mall                    2003           40
Valley View Mall               2003           40
Viewmont Mall                  2003           40
Washington Crown Center        2003           40
Willow Grove Park              2003           40
Wiregrass Commons              2003           40
Wyoming Valley Mall            2003           40


Wholly-Owned Industrial:
 ARA - Allentown               1962           40
 ARA - Pennsauken              1962           50
 Interstate Commerce           1963           50
 Sears                         1963           50

Total

Investments in Real
  Estate


Retail Properties Held for Sale:

Shenango Mall                  2003           n/a
Schuylkill Mall                2003           n/a
West Manchester Mall           2003           n/a
Martinsburg Mall               2003           n/a
Bradley Square Mall            2003           n/a
Mount Berry Square Mall        2003           n/a

Total Held for Sale


Grand total

            The aggregate cost for federal income tax purposes of the Company's investment in real estate was approximately $1,590 million and $672 million at December 31, 2003 and December 31, 2002 respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands of dollars):

Total Real Estate Assets                                                   Year Ended  December 31,

                                                                     2003              2002             2001
                                                                 -----------        ---------       ----------
BALANCE, beginning of period                                     $   739,429        $ 636,294       $  612,266
Acquisitions                                                       1,944,332           92,474                -
Improvements and development                                          18,253           42,877           31,075
Dispositions                                                        (296,525)         (32,216)          (7,047)
                                                                 -----------        ---------       ----------
BALANCE, end of period                                           $ 2,405,489        $ 739,429       $  636,294
                                                                 ===========        =========       ==========

Investments in real estate                                       $ 2,286,601        $ 739,429       $  636,294
Investments in real estate included in assets held for sale          118,888                -               -
                                                                 -----------        ---------       ----------
                                                                 $ 2,405,489        $ 739,429       $  636,294
                                                                 ===========        =========       ==========


                                                                          Year Ended  December 31,
Accumulated Depreciation                                             2003             2002             2001
                                                                 -----------        ---------       ----------
BALANCE, beginning of period                                     $   136,733        $ 112,424       $   95,026
Depreciation Expense                                                  29,862           21,037           17,688
Acquisitions                                                          10,159            8,368               -
Dispositions                                                         (98,338)          (5,096)            (290)
                                                                 -----------        ---------       ----------
BALANCE, end of period                                           $    78,416        $ 136,733       $  112,424
                                                                 ===========        =========       ==========

                                 Exhibit Index

Exhibit
Number   Description
-------  --------------------------------------------------------------------

3.4      By-Laws of PREIT as amended through January 20, 2004.

21       Direct and Indirect Subsidiaries of the Registrant.

23.1     Consent of KPMG LLP (Independent Auditors of the Company).

23.2 Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

31.1 Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.