Form 10-Q
period 2004-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2004-05-10
CIK 77281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           [X] Quarterly Report Pursuant To Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the three month period ended March 31, 2004


     [ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

 For the transition period from ______________________ to _____________________


                          Commission File Number    1-6300
            ---------------------------------------------------------

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                       Pennsylvania                                               23-6216339
-----------------------------------------------------------------      -----------------------------------
 (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


     200 South Broad Street, Third Floor, Philadelphia, PA                          19102-3803
-----------------------------------------------------------------      ------------------------------------
      (Address of principal executive office)                                       (Zip Code)




Registrant's telephone number, including area code        (215) 875-0700

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

         Shares of beneficial interest outstanding at May 3, 2004: 35,807,324

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

                                    CONTENTS

Part I.  Financial Information                                                                  Page
                                                                                                ----

Item 1. Financial Statements (Unaudited):

   Consolidated Balance Sheets--March 31, 2004
          and December 31, 2003                                                                 1-2

   Consolidated Statements of Income--Three Months
          Ended March 31, 2004 and March 31, 2003                                               3-4

   Consolidated Statements of Cash Flows--Three Months
          Ended March 31, 2004 and March 31, 2003                                                5

   Notes to Unaudited Consolidated Financial Statements                                         6-18

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                    19-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               38

Item 4. Controls and Procedures                                                                  38

Part II. Other Information                                                                       38

Item 1. Legal Proceedings                                                                        38

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities       38-39

Item 3. Not Applicable                                                                           -

Item 4. Not Applicable

Item 5. Not Applicable                                                                           -

Item 6. Exhibits and Reports on Form 8-K                                                         40

Signatures                                                                                       41

Exhibits



Part I. Financial Information

Item 1. Financial Statements

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                           CONSOLIDATED BALANCE SHEETS
               (in thousands of dollars, except per share amounts)

                                                                         March 31, 2004              December 31, 2003
                                                                         --------------              -----------------
ASSETS:
                                                                          (Unaudited)
   INVESTMENTS IN REAL ESTATE, at cost:
     Retail properties                                                   $   2,302,970                  $   2,263,866
     Land held for development                                                   9,398                              -
     Construction in progress                                                   21,850                         20,231
     Industrial properties                                                       2,504                          2,504
                                                                         -------------                  -------------
       Total investments in real estate                                      2,336,722                      2,286,601
     Less accumulated depreciation                                             (98,534)                       (78,416)
                                                                         -------------                  -------------
                                                                             2,238,188                      2,208,185
                                                                         -------------                  -------------

INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT
   VENTURES, at equity                                                          31,788                         29,166
                                                                         -------------                  -------------
                                                                             2,269,976                      2,237,351
   OTHER ASSETS:
     Assets held for sale                                                      133,832                        156,574
     Cash and cash equivalents                                                  32,565                         48,629
     Rents and sundry receivables (net of allowance
        for doubtful accounts of $8,791 and $5,379,
        respectively)                                                           26,130                         27,675
     Intangible assets (net of accumulated amortization
        of $17,649 and $11,432, respectively)                                  171,994                        181,544
     Deferred costs and other assets, net                                       53,242                         49,764
                                                                         -------------                  -------------
                                                                         $   2,687,739                  $   2,701,537
                                                                         =============                  =============

                                   (Continued)

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
               (in thousands of dollars, except per share amounts)


                                                                         March 31, 2004              December 31, 2003
                                                                         --------------              -----------------
LIABILITIES:
                                                                            (Unaudited)
   Mortgage notes payable                                                $   1,146,133                  $   1,150,054
   Debt premium on mortgage notes payable                                       66,502                         71,127
   Bank loan payable                                                           182,000                        170,000
   Liabilities of assets held for sale                                          68,949                         71,341
   Tenants' deposits and deferred rents                                         15,183                         13,099
   Accrued expenses and other liabilities                                       80,076                         89,630
                                                                         -------------                  -------------
Total liabilities                                                            1,558,843                      1,565,251
                                                                         -------------                  -------------

MINORITY INTEREST
   Minority interest in properties                                               4,547                          8,591
   Minority interest in Operating Partnership                                  112,836                        104,061
                                                                         -------------                  -------------
                                                                               117,383                        112,652
                                                                         -------------                  -------------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:

Shares of beneficial interest, $1 par value per share;
    100,000,000 shares authorized; issued and outstanding
    35,782,000 shares at March 31, 2004 and 35,544,000
    shares at December 31, 2003                                                 35,782                         35,544
Non-convertible senior preferred shares, 11.00%
    cumulative, $.01 par value per share; 2,475,000 shares
    authorized, issued and outstanding at March 31, 2004
    and December 31, 2003                                                           25                             25
Capital contributed in excess of par                                           884,677                        877,445
Deferred compensation                                                           (9,311)                        (3,196)
Accumulated other comprehensive loss                                            (1,928)                        (2,006)
Retained earnings                                                              102,268                        115,822
                                                                         -------------                  -------------
   Total shareholders' equity                                                1,011,513                      1,023,634
                                                                         -------------                  -------------
                                                                         $   2,687,739                  $   2,701,537
                                                                         =============                  =============


   See accompanying notes to the unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)


                                                                               For the Three Months Ended March 31,
                                                                               ---------------------------------------
                                                                                  2004                        2003
                                                                               -----------                 -----------
REVENUE:                                                                       (Unaudited)                (Unaudited)
   Real estate revenues:
   Base rent                                                                    $   60,600                    $ 11,924
   Expense reimbursements                                                           28,530                       3,902
   Percentage rent                                                                   2,172                         273
   Lease termination revenue                                                            27                         259
   Other real estate revenues                                                        2,676                         334
                                                                                ----------                    --------
   Total real estate revenues                                                       94,005                      16,692
     Management company revenue                                                      2,458                       2,181
     Interest and other income                                                         254                         142
                                                                                ----------                    --------
       Total revenue                                                                96,717                      19,015
                                                                                ----------                    --------
EXPENSES:
   Property operating expenses:
   Property payroll and benefits                                                    (6,697)                     (1,013)
   Real estate and other taxes                                                      (8,581)                     (1,295)
   Utilities                                                                        (6,322)                       (277)
   Other operating expenses                                                        (14,431)                     (2,314)
                                                                                ----------                    --------
   Total property operating expenses                                               (36,031)                     (4,899)
   Depreciation and amortization                                                   (25,344)                     (3,513)
   General and administrative expenses:
     Corporate payroll                                                              (6,692)                     (3,636)
     Other general and administrative expenses                                      (4,119)                     (2,690)
                                                                                ----------                    --------
       Total general and administrative expenses                                   (10,811)                     (6,326)
   Interest expense                                                                (17,807)                     (4,046)
                                                                                ----------                    --------

       Total expenses                                                              (89,993)                    (18,784)
Income before equity in income of partnerships and joint ventures, gains on sales of interests in real estate,
    minority interest and discontinued operations                                    6,724                         231

Equity in income of partnerships and joint ventures                                  1,765                       1,778
Gains on sales of interests in real estate                                               -                       1,191
                                                                                ----------                    --------
Income before minority interest and discontinued operations                          8,489                       3,200
Minority interest in properties                                                       (419)                          -
Minority interest in Operating Partnership                                            (784)                       (287)
                                                                                ----------                    --------
   Income from continuing operations                                                 7,286                       2,913
Discontinued operations:
   Income from discontinued operations                                               2,415                       2,300
   Adjustment to gains on sales of real estate                                        (550)                          -
   Minority interest in properties                                                      (8)                          -
   Minority interest in Operating Partnership                                         (180)                       (236)
                                                                                ----------                    --------
   Income from discontinued operations                                               1,677                       2,064
                                                                                ----------                    --------
   Net income                                                                        8,963                       4,977
   Dividends on preferred shares                                                    (3,403)                          -
                                                                                ----------                    --------
   Net income available to common shareholders                                  $    5,560                    $  4,977
                                                                                ==========                    ========

   See accompanying notes to the unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                               EARNINGS PER SHARE
               (in thousands of dollars, except per share amounts)


                                                                         For the Three Months Ended
                                                                                   March 31,
                                                                            2004               2003
                                                                          --------            ------
                                                                        (Unaudited)        (Unaudited)
Income from continuing operations                                        $ 7,286             $ 2,913

Dividends on preferred shares                                             (3,403)                  -
                                                                         -------             -------
Income from continuing operations available to
    common shareholders                                                  $ 3,883             $ 2,913
                                                                         =======             =======

Income from discontinued operations                                      $ 1,677             $ 2,064
                                                                         =======             =======
Basic earnings per share:
Income from continuing operations                                        $  0.11             $  0.18
Income from discontinued operations                                         0.05                0.12
                                                                         -------             -------
                                                                         $  0.16             $  0.30
                                                                         =======             =======
Diluted earnings per share:
Income from continuing operations                                        $  0.11             $  0.18
Income from discontinued operations                                         0.05                0.12
                                                                         -------             -------
                                                                         $  0.16             $  0.30
                                                                         =======             =======
(in thousands)
Weighted-average shares outstanding - basic                               35,403              16,545

Effect of unvested restricted shares and share options issued                377                 273
                                                                         -------             -------
Weighted-average shares outstanding - diluted                             35,780              16,818
                                                                         =======             =======

   See accompanying notes to the unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                                 2004            2003
                                                                             -----------     -------------
Cash Flows from Operating Activities:                                        (Unaudited)      (Unaudited)
 Net Income                                                                    $  8,963        $  4,977
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                               25,413           5,822
     Amortization of deferred financing costs                                       376             297
     Provision for doubtful accounts                                              2,681             156
     Amortization of deferred compensation                                          651             581
     Minority interest                                                            1,392             522
     Gains on sales of interests in real estate                                     550          (1,191)
 Change in assets and liabilities:
     Net change in other assets                                                    (212)         (2,893)
     Net change in other liabilities                                             (9,890)         (7,539)
                                                                                -------         -------
Net cash provided by operating activities                                        29,924             732

Cash Flows from Investing Activities:
  Investments in wholly-owned real estate, net of cash acquired                 (13,238)           (711)
  Investment in construction in progress                                         (8,521)         (7,263)
  Investments in partnerships and joint ventures                                 (3,030)           (194)
  Cash distributions from partnerships and joint ventures less than
       equity in income                                                            (289)              -
  Cash proceeds from sales of wholly-owned real estate                                -           2,855
                                                                                -------          ------
Net cash used in investing activities                                           (25,078)         (5,313)

Cash Flows from Financing Activities:
  Principal installments on mortgage notes payable                               (9,316)         (1,279)
  Repayment of mortgage notes payable                                                 -          (6,297)
  Borrowing from revolving credit facility                                       12,000          16,100
  Payment of deferred financing costs                                              (101)              -
  Shares of beneficial interest issued, net of issuance costs                     1,527             444
  Shares of beneficial interest repurchased                                         (25)           (538)
  Distributions paid to common and preferred shareholders                       (22,517)         (8,457)
  Distributions paid to OP Unit holders and minority partners                    (2,478)           (830)
                                                                               --------         -------
Net cash used in financing activities                                           (20,910)           (857)
                                                                               --------         -------
Net change in cash and cash equivalents                                         (16,064)         (5,438)
Cash and cash equivalents, beginning of period                                   48,629          13,553
                                                                                -------         -------
Cash and cash equivalents, end of period                                        $32,565         $ 8,115
                                                                                =======         =======

   See accompanying notes to the unaudited consolidated financial statements.

                    PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

1. BASIS OF PRESENTATION:

               Pennsylvania Real Estate Investment Trust ("PREIT" or the "Company") prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT's Annual Report on Form 10-K filed on March 15, 2004. In management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows, are included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

          The Company, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 33.4 million square feet, of which the Company and its joint venture partners own approximately 26.4 million square feet. The Company's portfolio currently consists of 58 properties in 14 states and includes 40 shopping malls, 14 strip and power centers and four industrial properties.

          The Company's interests in its properties are held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2004, the Company held a 90.3% interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

          Pursuant to the terms of the partnership agreement, each of the other limited partners of the Operating Partnership has the right to redeem his/her interest in the Operating Partnership for cash or, at the election of the Company, for shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the interest in the Operating Partnership and in some cases immediately.

            The Company's management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC ("PREIT Services") which manages properties wholly owned by the Company, and PREIT-RUBIN, Inc. ("PRI") which manages properties not wholly owned by the Company, including properties owned by joint ventures in which the Company participates. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

            Certain prior period amounts have been reclassified to conform with the current period presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ("FIN 46") (revised December 2003 ("FIN 46R")), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and, as of the first interim period ending after March 15, 2004, to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company has analyzed the applicability of this interpretation to its entities created before February 1, 2003 and management believes that none of the Company's joint ventures are variable interest entities.


3. REAL ESTATE ACTIVITIES:

         Investments in real estate as of March 31, 2004 and December 31, 2003 were comprised of the following (in thousands of dollars):

                                                   March 31,      December 31,
                                                     2004            2003
                                                  -----------     -----------
Buildings and improvements                         $1,945,370     $1,882,735
Land                                                  391,352        403,866
                                                   ----------     ----------
Total investments in real estate                    2,336,722      2,286,601
Accumulated depreciation                              (98,534)       (78,416)
                                                   ----------     ----------
Net investments in real estate                     $2,238,188     $2,208,185
                                                   ==========     ==========

Significant Acquisitions

        The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

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

          Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets - excluding a portion of its interest in two partnerships - and substantially all of its liabilities to the Company's Operating Partnership in exchange for 1,703,214 units of limited partnership interest in the Operating Partnership ("OP Units"). The interest in the two partnerships retained by CAP is subject to a put-call arrangement involving 341,297 additional OP Units (see Note 9 under "Other").

         The value of shares of beneficial interest, preferred shares, OP Units, options and warrants issued in connection with the merger with Crown were determined based on the closing market value of the related securities on May 13, 2003, the date on which the financial terms of the merger with Crown were substantially complete.

          In connection with the Merger, the Company also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not prepaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate plus 3.0% per annum. PREIT also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum. The Company also paid off all $154.9 million of outstanding indebtedness under a Crown line of credit facility with borrowings under its credit facility.

          During the first quarter of 2004, the Company recorded additional basis in the properties acquired in the Crown merger of $1.3 million. This amount was allocated to the properties in continuing operations on a pro rata basis based on amounts originally allocated in 2003.

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

          As of December 31, 2003, the Company's allocation of the purchase price of the Crown merger was preliminary. During the first three months of 2004, the Company reallocated $20.0 million of the purchase price that was originally allocated to the Non-Core Properties. This amount was reallocated among the 20 properties acquired in the Crown merger that are classified in continuing operations.

          Additional 2004 and 2003 Acquisitions

         In March 2004, the Company acquired a 25 acre parcel of land in Florence, South Carolina from the General Electric Company. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

          In September 2003, the Company completed its acquisition of Willow Grove Park in Willow Grove, Pennsylvania. The Company entered into a joint venture with Pennsylvania State Employee Retirement System ("PaSERS") in February 2000 to acquire Willow Grove Park. The Company's interest was 0.01% at the time it entered the partnership that owns the property. Effective November 2001, the Company increased its ownership in the partnership that owns the property to 30%. In September 2003, the Company acquired the remaining 70% partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company's August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest), with an interest rate of 8.39% maturing in March 2006.

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

          In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. The Company also obtained an option to acquire the remaining ownership interest in New Castle Associates (see Note 9 under "Other"). The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for its interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $276.6 million in non-recourse mortgage debt and the issuance of approximately $35.0 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

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

Pro Forma Information

          Pro forma revenues, net income, basic net income per share and diluted net income per share for the quarter ended March 31, 2003, reflecting the purchases of the Crown properties, the Rouse properties and the remaining interest in Willow Grove Park, described above, as if the purchases took place on January 1, 2003, are presented below. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2003, nor does the pro forma information purport to represent the results of operations for future periods (in thousands of dollars, except per share amounts):


                                          For the Three Months
                                          Ended March 31, 2003
                                          --------------------
Revenues                                       $ 95,430
Net income available to
   common shareholders                         $ 12,084

Basic net income per share                     $   0.43

Diluted net income per share                   $   0.42

Dispositions

          The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, during the second and third quarters of 2003. During May and July 2003, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company's wholly-owned multifamily properties resulted in a gain of $178.1 million in 2003. During the second quarter of 2004, three claims were made against the Company by the purchaser of the 15 wholly-owned multifamily properties (see Note 9 "Legal Actions"), and the Company is in discussions with the purchaser regarding a potential settlement. The results of operations of these wholly-owned properties and the resulting gains on sale are presented as discontinued operations in the accompanying consolidated statements of income for all periods presented.

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

          In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for $3.2 million. The Company recognized a gain of $1.2 million in the first three months of 2003 as a result of this sale.

Discontinued Operations

          In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company has presented as discontinued operations the operating results of (i) its wholly-owned multifamily portfolio and (ii) the Non-Core Properties.


          The following table summarizes revenue and expense information for the wholly-owned multifamily portfolio and the Non-Core Properties (in thousands of dollars):

                                          For the Three Months Ended March 31,
                                          ------------------------------------
                                                  2004          2003
                                                  ----          ----
Real Estate Revenues                         $   7,536     $  13,873
Expenses
    Property Operating Expenses                 (4,229)       (5,963)
    Depreciation and Amortization                    -        (2,309)
    Interest Expense                              (892)       (3,301)
                                             ---------     ---------
      Total Expenses                            (5,121)      (11,573)

Income from discontinued operations              2,415         2,300
Adjustment to gains on sales of real estate       (550)            -
Minority Interest                                 (188)         (236)
                                            ----------     ---------
Income from discontinued operations         $    1,677     $   2,064
                                            ==========     =========

Development Activity

          As of March 31, 2004, the Company had capitalized $12.5 million for proposed development activities. Of this amount, $11.0 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with development activities such as legal fees, interest, real estate taxes, certain internal costs, surveys, civil engineering surveys, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $1.3 million at March 31, 2004, of which $0.1 million was refundable and $1.2 million was non-refundable.

4. EQUITY OFFERING:

          In August 2003, the Company issued 6,325,000 common shares in a public offering at $29.75 per share. The Company received net proceeds from the offering of approximately $183.9 million after deducting payment of the underwriting discount of $0.25 per share and offering expenses. The Company used approximately $45.5 million of the net proceeds for the Willow Grove Park acquisition, approximately $13.5 million for a land parcel acquisition (See Note
3), $94.9 million to repay amounts outstanding under the Company's line of credit and the remainder for other working capital purposes.

5. INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

         The following table presents summarized financial information regarding the Company's equity investments in nine unconsolidated partnerships and joint ventures including one property under development, as of March 31, 2004 and December 31, 2003 (in thousands of dollars):

                                                                      March 31,      December 31,
                                                                        2004             2003
                                                                     -----------     ------------
Assets
Investments in real estate, at cost:
   Retail properties                                                  $ 252,790         $ 252,789
   Construction in progress                                               1,506             1,506
                                                                      ---------         ---------
   Total investments in real estate                                     254,296           254,295
   Less:  accumulated depreciation                                      (64,825)          (63,647)
                                                                      ---------         ---------
                                                                        189,471           190,648
Cash and cash equivalents                                                 6,739             5,616
Deferred costs, prepaid real estate taxes and other, net                 28,580            29,151
                                                                      ---------         ---------
     Total assets                                                     $ 224,790         $ 225,415
                                                                      ---------         ---------

Liabilities and Partners' equity
Mortgage notes payable                                                $ 222,780         $ 223,763
Other liabilities                                                        11,135            11,414
                                                                      ---------         ---------
     Total liabilities                                                  233,915           235,177
                                                                      ---------         ---------

Net equity (deficit)                                                     (9,125)           (9,762)
Less:  Partners' share                                                   (5,127)           (5,461)
                                                                      ---------         ---------
Company's share                                                          (3,998)           (4,301)
Excess investment (1)                                                    12,718             9,316
Advances                                                                  7,701             8,094
                                                                      ---------         ---------
                                                                      $  16,421         $  13,109
                                                                      =========         =========
Investment in and advances to partnerships and
   joint ventures                                                     $  31,788         $  29,166
Deficit investments in partnerships and joint ventures
   included in accrued expenses and other liabilities                   (15,367)          (16,057)
                                                                      ---------         ---------
                                                                      $  16,421         $  13,109
                                                                      =========         =========

(1) Excess investment represents the unamortized difference of the Company's investment over the Company's share of the equity in the underlying net investment in the joint ventures. The excess investment is amortized over the life of the properties, and the amortization is included in equity in income of partnerships and joint ventures.

           The following table summarizes the Company's equity in income of partnerships and joint ventures for the three months ended March 31, 2004 and 2003 (in thousands of dollars):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          2004              2003
                                                                        -------           -------
Gross revenues from real estate                                         $14,612           $23,710
                                                                        -------           -------
Expenses:
   Property operating expenses                                           (4,634)           (8,416)
   Interest expense                                                      (4,188)           (7,504)
   Depreciation and amortization                                         (2,140)           (4,243)
                                                                        -------           -------
Total expenses                                                          (10,962)          (20,163)
                                                                        -------           -------
Net income                                                                3,650             3,547
Less:  Partners' share                                                    1,830             1,760
                                                                        -------           -------
Company's share                                                           1,820             1,787
Amortization of excess investment                                           (55)               (9)
                                                                        -------           -------
Company's share of equity in income of partnerships
 and joint ventures                                                     $ 1,765           $ 1,778
                                                                        =======           =======

6. DISTRIBUTIONS:

         The per-share amount declared for distribution and not yet distributed as of the date of this report and the per-share amount declared for distribution and not yet distributed as of May 14, 2003 are as follows:

         Date Declared                       Record Date         Payment Date          Amount per share
         --------------------------------    ----------------    ------------------    -------------------
         Shares of beneficial interest
         May 14, 2003                        May 30, 2003        June 16, 2003               $ 0.51
         April 14, 2004                      June 1, 2004        June 15, 2004               $ 0.54

         Preferred shares
         April 14, 2004                      June 1, 2004        June 15, 2004               $1.375

7. CASH FLOW INFORMATION:

         Cash paid for interest was $16.6 million (net of capitalized interest of $0.2 million) and $6.7 million (net of capitalized interest of $0.4 million), respectively, for the three months ended March 31, 2004 and 2003, respectively.

Significant non-cash transactions

         The Company's 1997 acquisition of The Rubin Organization entitled the former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company's other executive officers, the "TRO Affiliates") to receive up to 800,000 additional units of limited partnership interest in the Operating Partnership based on the Company's funds from operations for the five-year period beginning September 30, 1997. All 665,000 units attributable to the period beginning September 30, 1997 and ending December 31, 2001 were issued to the TRO Affiliates. The determination regarding the remaining 135,000 units attributable to the period from January 1, 2002 through September 30, 2002 was deferred until March of 2004. In March of 2004, a special committee of disinterested members of the Company's board of trustees (the "Special TRO Committee") determined that 76,622 of these 135,000 units should be issued. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affiliates $0.3 million in cash in respect of distributions that would have been paid on the units, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $3.0 million increase to goodwill. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense.

         The TRO Affiliates also were eligible to receive additional units in respect of the Company's payment for certain development and predevelopment properties acquired as part of the Company's acquisition of The Rubin Organization. In December of 2003, in exchange for the remaining 11% interest in a parcel related to Northeast Tower Center - one of the development properties - Ronald Rubin received 4,552 units and George F. Rubin received 1,738 units. The fair market value of the units was recorded as a $0.1 million increase to investment in real estate. In March of 2004, the Special TRO Committee determined that 37,549 units should be issued to the TRO Affiliates in respect of the development properties. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affiliates $0.4 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $1.7 million increase to investment in real estate. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense. Also, in March of 2004, the Special TRO Committee determined that 165,739 units were issuable to the TRO Affiliates in respect of the predevelopment properties. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affiliates $1.6 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $4.6 million increase to investment in real estate and a $2.9 million increase to investment in partnerships and joint ventures. The portion of the cash payment that represented interest of $0.2 million was recorded as interest expense.

         In connection with the Special TRO Committee's determinations to issue the units and make the cash payments in March of 2004 as described above, the following former TRO affiliates who are officers of the Company received the following consideration: (1) Ronald Rubin received 104,282 units and $819,561 in cash; (2) George F. Rubin received 46,336 units and $362,535 in cash; (3) Joseph
F. Coradino received 19,133 units and $150,105 in cash; (4) Edward A. Glickman received 11,272 units and $87,792 in cash; (5) Douglas S. Grayson received 5,529 units and $42,920 in cash; and (6) David J. Bryant received 1,277 units and $59,772 in cash ($50,000 of which was allocated to Mr. Bryant by the TRO Affiliates for his services on behalf of the TRO Affiliates in connection with the determination of the final payments). The TRO Affiliates have agreed in writing that they are not entitled to any additional consideration in respect of the Company's acquisition of The Rubin Organization.

8. RELATED PARTY TRANSACTIONS:

Related Party Transactions

         General

         PRI provides management, leasing and development services for 13 properties owned by partnerships and other ventures in which certain officers of the Company and PRI have indirect ownership interests. Total revenues earned by PRI for such services were $0.3 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.

         The Company leases office space from an affiliate of certain officers of the Company. Total rent expense under this lease, which expires in 2009, was $0.3 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

         The Rubin Organization

         See Note 7 under "Significant non-cash transactions."

         New Castle Associates

         Officers of the Company, including Ronald Rubin and George Rubin, also were parties to the Rouse transaction through their ownership interest in New Castle Associates (see Note 3).

         Crown Merger

         Mark E. Pasquerilla, who was elected as a trustee of the Company following the Crown merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with the Company, including the right to receive additional consideration related to the merger as described in Note 9 under "Other", as well as the following:

               o a lease with and contract for information technology support services to the Company by an entity controlled by Mr. Pasquerilla with respect to space in Crown's former headquarters in connection with the Company's post-closing transition activities, and continuing negotiations for the sale of certain personal property in Crown's former headquarters by the Company to an entity controlled by Mr. Pasquerilla;
               o the tax protection agreement described in Note 9 under "Guarantees";
               o agreements by Mr. Pasquerilla not to acquire additional shares of the Company or to seek to acquire control of the Company within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares of the Company within specified time periods or in excess of specified amounts; and
               o a registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the merger, an agreement by Mr. Pasquerilla not to compete with the Company for a period of time following the merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

9. COMMITMENTS AND CONTINGENCIES

Development Activities

         The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects. At March 31, 2004, the Company had commitments of approximately $17.0 million related to construction activities at current development and redevelopment projects, which is expected to be financed through the Company's $500 million unsecured credit facility or through short-term construction loans.

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

         In April 2002, a joint venture in which we hold a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court's decision to the Delaware Supreme Court, which, in April 2004, affirmed The Chancery Court's decision. The Company is not in a position to predict the outcome of the Superior Court's determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

          Following the Company's sale of its 15 wholly-owned multifamily properties, the purchaser of those properties has made three separate claims against the Company seeking unspecified damages from the Company related to alleged breaches of representations and warranties under the sale agreement and an alleged breach by the Company of the Company's covenant to operate the multifamily properties in the ordinary course between when the sale agreement was entered into and when the transactions closed. The Company has denied liability on all three claims and is discussing a potential settlement with the purchaser.

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

Guarantees

         Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others" ("FIN 45"), requires that a liability be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires that certain information related to the guarantees be disclosed in the guarantor's financial statements. In the course of its business, the Company has guaranteed certain indebtedness of others as follows:

o The Company and its subsidiaries are guarantors of the Operating Partnership's $500 million unsecured credit facility, which had $182.0 million outstanding at March 31, 2004.

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

The Company did not enter into any other guarantees in connection with its merger, acquisition or disposal activities in 2004 and 2003.

Other

          In connection with the Crown merger, Crown's former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 14 shopping malls. This retained interest entitles Crown's former operating partnership to a quarterly cumulative preferred distribution of $184,300 and is subject to a put-call arrangement between Crown's former operating partnership and the Company, pursuant to which the Company has the right to require Crown's former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown's former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown's former operating partnership.

          In connection with the Company's acquisition of its interest in New Castle Associates, the Company also obtained an option, exercisable commencing April 30, 2004 and expiring October 27, 2004, to acquire the remaining interests in New Castle Associates, including that of Pan American Associates, in exchange for an aggregate of 609,317 additional OP Units. The Company exercised the option in the second quarter of 2004 and expects to close the acquisition by the end of May 2004. Until closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company is entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. By reason of their interest in Pan American Associates, Ronald Rubin has a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin has a 1.43% indirect limited partner interest in New Castle Associates.

10. SEGMENT INFORMATION:

          The Company has three reportable segments: (1) retail properties, (2) development and other, and (3) corporate. As of March 31, 2004, the retail segment included the operation and management of 54 regional and community shopping centers (45 wholly-owned, one consolidated joint venture and eight owned in unconsolidated joint venture form). The Company formerly had a fourth, multifamily segment, which included the operation and management of 19 apartment communities (15 wholly-owned and four owned in joint venture form) that were sold in 2003. The development and other segment includes the operation and management of three retail properties under development (two wholly-owned and one in joint venture form), four industrial properties and various pre-development activities (all wholly-owned). The corporate segment includes cash and investment management, unallocable real estate management costs, taxable REIT subsidiary activities, and certain other general support functions.

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

          The chief operating decision-making group for the Company's retail, development and other and corporate segments is comprised of the Company's President, Chief Executive Officer and the lead executives of each of the Company's operating segments. The lead executives of each operating segment also manage the profitability of each respective segment with a focus on net operating income. The chief operating decision-making group defines net operating income as real estate operating revenues minus real estate operating expenses (including allocable general and administrative expenses). The operating segments are managed separately because each operating segment represents a different property type (retail or multifamily), as well as construction in progress and corporate services.




Three months ended                             Development                          Reconcile     Total
March 31, 2004                     Retail       and Other   Corporate    Total       To GAAP   Consolidated
-----------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating
 revenues                        $  108,632     $    97     $      -  $  108,729    $(14,724) $   94,005

Real estate operating expense       (42,969)        (12)           -     (42,981)      6,950     (36,031)
                                 ----------     -------     --------  ----------
Net operating income                 65,663          85            -      65,748
Management company revenue                -           -        2,458       2,458           -       2,458
Interest and other income                 -           -          254         254           -         254
General and administrative
 expenses                                 -           -      (10,811)    (10,811)          -     (10,811)
                                 ----------     -------     --------  ----------
Earnings before interest,
 taxes depreciation and
 amortization                        65,663          85       (8,099)     57,649

Interest expense                    (19,092)          -       (1,658)    (20,750)      2,943     (17,807)

Depreciation and amortization       (26,409)        (13)           -     (26,422)      1,078     (25,344)
Equity in income of
 partnerships and joint ventures          -           -            -           -       1,765       1,765

Minority interest                         -           -            -           -      (1,203)     (1,203)
Discontinued operations                                         (550)       (550)      2,227       1,677
                                 ----------     -------     --------  ----------   ---------  ----------
Net income                       $   20,162     $    72     $(10,307) $    9,927   $    (964) $    8,963
                                 ==========     =======     ========  ==========   =========  ==========
Investments in real estate,
 at cost                         $2,535,400     $35,258     $      -  $2,570,658   $(233,936) $2,336,722
                                 ==========     =======     ========  ==========   =========  ==========
Total assets                     $2,690,907     $44,186     $ 50,215  $2,785,308   $ (97,569) $2,687,739
                                 ==========     =======     ========  ==========   =========  ==========
Capital Expenditures             $    6,248     $     -     $      -  $    6,248   $       -  $    6,248
                                 ==========     =======     ========  ==========   =========  ==========





Three months ended                                          Development                             Reconcile       Total
March 31, 2003                    Retail      Multifamily    and Other    Corporate      Total       To GAAP    Consolidated
-----------------------------------------------------------------------------------------------------------------------------
(thousands of dollars)
Real estate operating revenues   $   26,108   $  14,923     $     83     $     -       $  41,114     $ (24,422)    $  16,692
Real estate operating expense        (8,481)     (6,440)          (4)          -         (14,925)       10,026        (4,899)
                                 ----------  ----------     --------     -------       ---------
Net operating income                 17,627       8,483           79           -          26,189
Management company revenue                -           -            -       2,181           2,181             -         2,181
Interest and other income                 -           -            -         142             142             -           142
General and administrative
 expenses                                 -           -            -      (6,326)         (6,326)            -        (6,326)
                                 ----------  ----------     --------     -------       ---------
Earnings before interest,
 taxes depreciation and
 amortization                        17,627       8,483           79      (4,003)         22,186
Interest expense                     (6,780)     (3,716)           -         (91)        (10,587)        6,541        (4,046)

Depreciation and amortization        (4,822)     (2,455)         (13)          -          (7,290)        3,777        (3,513)
Equity in income of
 partnerships and joint ventures          -           -            -           -               -         1,778         1,778
Minority interest in Operating
 Partnership                              -           -            -           -               -          (287)         (287)
Discontinued operations                                                                        -         2,064         2,064
Gains on sales of real estate         1,191           -            -           -           1,191             -         1,191
                                 ----------  ----------     --------     -------       ---------     ---------     ---------
Net income                       $    7,216   $   2,312     $     66     $(4,094)      $   5,500     $    (523)    $   4,977
                                 ==========   =========     ========   =========       =========     =========     =========
Investments in real estate,
 at cost                         $  623,889   $ 306,456     $ 23,295     $     -       $ 953,640     $(505,476)    $ 448,164
                                 ==========   =========     ========   =========       =========     =========     =========
Total assets                     $  593,736   $ 217,159     $ 21,269     $39,433       $ 871,597     $(172,350)    $ 699,247
                                 ==========   =========     ========   =========       =========     =========     =========
Capital Expenditures             $    2,196   $   1,118     $      -     $     -       $   3,314     $    (170)    $   3,144
                                 ==========   =========     ========   =========       =========     =========     =========




11. PENDING TRANSACTIONS:

         The Company has executed an agreement to purchase the Gallery at Market East II in Philadelphia, Pennsylvania for $32 million. The purchase is expected to close in the second quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

          Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 33.4 million square feet, of which we and our joint venture partners own approximately 26.4 million square feet. Our portfolio currently consists of 58 properties in 14 states and includes 40 shopping malls, 14 strip and power centers and four industrial properties.

          We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of March 31, 2004, held a 90.3% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in nine of the 58 properties in our portfolio through joint ventures with third parties. Eight of these joint venture properties are classified as unconsolidated and one is consolidated. We hold a non-controlling interest in each unconsolidated joint venture, and account for them using the equity method of accounting. Under this accounting method, rather than consolidating the results of the unconsolidated joint ventures with our results, we instead record the earnings from the unconsolidated joint ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures." Changes in our investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity" (in the case of deficit investment balances, such amounts are recorded in "accrued expenses and other liabilities"). For further information regarding our joint ventures, see Note 5 to the consolidated financial statements.

          We provide our management, leasing and development services through PREIT Services, LLC, which develops and manages our wholly-owned properties, and PREIT-RUBIN, Inc. ("PRI"), which develops and manages properties that we own interests in through joint ventures with third parties and properties that are owned by third parties in which we do not have an interest. Of our eight unconsolidated joint venture properties, we manage one of the properties and other parties - in some cases our joint venture partners - manage the remaining seven properties. One of our key strategic long-term objectives is to obtain managerial control of all of our assets. Although we intend to continue to pursue this objective, we cannot assure you that we will be successful in the future.

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

          In addition, we have incurred, and expect to continue to incur, significant expenses with respect to our integration activities for consulting, compensation and other services. As a result of the completion of our merger with Crown and other acquisition activities, we recognized expenses of $6.4 million through December 31, 2003, $0.1 million in the first quarter of 2004, and we expect to incur additional expenses of approximately $1.0 million in the remainder of 2004 as a result of the merger.

          The transactions listed above expanded our retail portfolio and both strengthened our position and increased our concentration in the Mid-Atlantic region. In addition, in 2003, we decreased our debt to market capitalization ratio, which, combined with our borrowing capacity under our new $500 million unsecured revolving Line of Credit, positions us to pursue strategic opportunities as they arise.

          In 2004, we created a five-person Office of the Chairman that we believe will enable the Company to maximize the talent and experience of our management team to further support our growth initiatives.

          In consultation with our outside counsel and tax advisor, we have completed a review of our corporate structure and have strengthened our compliance procedures pertaining to the creation or acquistion of new entities and the documentation of transactions. Procedures applicable to outside counsel also have been formalized. In addition, our Audit Committee has selected independent outside advisors who are reviewing these procedures to assure their adequacy for the future.

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

          Our net income increased by $4.0 million to $9.0 million for the three months ended March 31, 2004 from $5.0 million for the three months ended March 31, 2003. The sale of a real estate parcel in the first quarter of 2003 generated a gain of $1.2 million. During the second quarter of 2004, three claims were made against the Company by the purchaser of the 15 wholly-owned multifamily properties, and the Company is in discussions with the purchaser regarding a potential settlement. Our 2003 property acquisitions caused an increase in our real estate revenues, with a corresponding increase in property operating expenses, depreciation and amortization expense and interest expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. These increases were partially offset by decreases resulting from the sale of our multifamily portfolio in the second and third quarters of 2003.


ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

         The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

2004 Pending Acquisition

         The Company has executed an agreement to purchase the Gallery at Market East II in Philadelphia, Pennsylvania for $32 million. The purchase is expected to close in the second quarter of 2004.

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

        During the first quarter of 2004, the Company recorded additional basis in the properties acquired in the Crown merger of $1.3 million primarily relating to additional professional fees. This amount was allocated to the properties in continuing operations on a pro rata basis based on amounts originally allocated in 2003.

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

          Six of the properties acquired in connection with the Merger are considered to be non-strategic, and are currently being marketed and held-for-sale (the "Non-Core Properties"). The Non-Core Properties are: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania; and West Manchester Mall in York, Pennsylvania. During the first quarter of 2004, the Company reallocated $20.0 million of the purchase price that was originally allocated to the Non-Core Properties. This amount was reallocated among the 20 properties acquired in the Crown merger that are classified in continuing operations.

Additional 2004 and 2003 Acquisitions

         In March 2004, the Company acquired a 25 acre parcel of land in Florence, South Carolina from the General Electric Company. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel, which is zoned for commercial development, is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

          In September 2003, the Company completed its acquisition of Willow Grove Park in Willow Grove, Pennsylvania. The Company entered into a joint venture with Pennsylvania State Employee Retirement System ("PaSERS") in February 2000 to acquire Willow Grove Park. The Company's interest was 0.01% at the time it entered the partnership that owns the property. In November 2001, the Company increased its ownership in the partnership that owns the property to 30%. Effective September 2003, the Company acquired the remaining 70% partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company's August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest) with an interest rate of 8.39% maturing in March 2006.

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

          In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliates of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. The Company also obtained an option to acquire the remaining ownership interest in New Castle Associates as described below under "Commitments." The Company exercised this option in May 2004 and expects to close the acquisition by the end of May 2004. The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for its interest in New Castle Associates (including the additional purchase price expected to be paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $276.6 million in non-recourse mortgage debt and the issuance of approximately $35.0 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

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

Dispositions

          The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, during the second and third quarters of 2003. During May and July 2003, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company's wholly-owned multifamily properties resulted in a gain of $178.1 million. In 2004, the Company recorded a $0.6 million reduction to the gain on the sale of the portfolio as a result of claims made against the Company by the purchaser of the properties (see Note 9 "Legal Actions"). The results of operations of these properties and the resulting gains on sales are included in discontinued operations.

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

          In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for $3.2 million. The Company recognized a gain of $1.2 million in the first three months of 2003 as a result of this sale.

Development, Expansions and Renovations


          The Company is involved in a number of development and redevelopment projects that may require funding by the Company. In each case, the Company will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects.


OFF BALANCE SHEET ARRANGEMENTS

          The Company has no material off-balance sheet transactions other than the unconsolidated joint ventures described in Note 5 to the consolidated financial statements and in the "Overview" section above. No officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

          In the course of its business, the Company has guaranteed certain indebtedness of others as follows:


     o The Company and its subsidiaries have guaranteed the operating partnership's $500 million unsecured credit facility, which had $182.0 million outstanding at March 31, 2004.

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

          The Company did not enter into any other guarantees in connection with its merger, acquisition or disposal activities in 2004 and 2003.


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


          The Company leases its corporate home office space from Bellevue Associates, an affiliate of certain officers of the Company, including Ronald Rubin, the Company's chairman and chief executive officer. Management believes that the lease terms were established at market rates at the commencement of the lease. The Company currently is negotiating a significant expansion of this office space, which is expected to significantly increase the annual payments made to Bellevue Associates.

         The Company's 1997 acquisition of The Rubin Organization entitled the former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company's other executive officers, the "TRO Affiliates") to receive up to 800,000 additional units of limited partnership interest in the Operating Partnership based on the Company's funds from operations for the five-year period beginning September 30, 1997. All 665,000 units attributable to the period beginning September 30, 1997 and ending December 31, 2001 were issued to the TRO Affiliates. The determination regarding the remaining 135,000 units attributable to the period from January 1, 2002 through September 30, 2002 was deferred until March of 2004. In March of 2004, a special committee of disinterested members of the Company's board of trustees (the "Special TRO Committee") determined that 76,622 of these 135,000 units should be issued. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affiliates $0.3 million in cash in respect of distributions that would have been paid on the units, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $3.0 million increase to goodwill. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense.

         The TRO Affiliates also were eligible to receive additional units in respect of the Company's payment for certain development and predevelopment properties acquired as part of the Company's acquisition of The Rubin Organization. In December of 2003, in exchange for the remaining 11% interest in a parcel related to Northeast Tower Center - one of the development properties - Ronald Rubin received 4,552 units and George F. Rubin received 1,738 units. The fair market value of the units was recorded as a $0.1 million increase to investment in real estate. In March of 2004, the Special TRO Committee determined that 37,549 units should be issued to the TRO Affiliates in respect of the development properties. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affiliates $0.4 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $1.7 million increase to investment in real estate. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense. Also, in March of 2004, the Special TRO Committee determined that 165,739 units were issuable to the TRO Affiliates in respect of the predevelopment properties. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affiliates $1.6 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $4.6 million increase to investment in real estate and a $2.9 million increase to investment in partnerships and joint ventures. The portion of the cash payment that represented interest of $0.2 million was recorded as interest expense.

         In connection with the Special TRO Committee's determinations to issue the units and make the cash payments in March of 2004 as described above, the following former TRO affiliates who are officers of the Company received the following consideration: (1) Ronald Rubin received 104,282 units and $819,561 in cash; (2) George F. Rubin received 46,336 units and $362,535 in cash; (3) Joseph
F. Coradino received 19,133 units and $150,105 in cash; (4) Edward A. Glickman received 11,272 units and $87,792 in cash; (5) Douglas S. Grayson received 5,529 units and $42,920 in cash; and (6) David J. Bryant received 1,277 units and $59,772 in cash ($50,000 of which was allocated to Mr. Bryant by the TRO Affiliates for his services on behalf of the TRO Affiliates in connection with the determination of the final payments). The TRO Affiliates have agreed in writing that they are not entitled to any additional consideration in respect of the Company's acquisition of The Rubin Organization.

          Ronald Rubin and George Rubin, through their ownership interest in New Castle Associates, also were parties to the Rouse transaction described in "Acquisitions, Dispositions and Development Activities - Additional 2004 and 2003 Acquisitions." The transaction with New Castle Associates was approved by a special committee of independent members of the Company's board of trustees.

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

CRITICAL ACCOUNTING POLICIES

         Pursuant to the Securities and Exchange Commission ("SEC") disclosure guidance for "Critical Accounting Policies," the SEC defines Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including the Company's past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements is set forth below and in the Company's Form 10-K for the year ended December 31, 2003.

Real Estate Acquisitions

          The Company accounts for its property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). Pursuant to SFAS No. 141, the purchase price of a property is allocated to the property's assets based on management's estimates of their fair value based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors involving the Company's expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that the Company records.

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


The following table presents the Company's intangible assets and liabilities as of March 31, 2004 (in thousands of dollars):


                                                      Real Estate Held        Non-Core
                                                       for Investment       Properties(4)          Total
                                                     -----------------      -------------        --------
Value of in-place lease intangibles                      $   147,318 (1)      $  34,902         $ 182,220
Above-market lease intangibles                                12,590 (2)            821            13,411
                                                         -----------          ---------         ---------
Sub-total                                                    159,908             35,723           195,631
Goodwill                                                      12,086                  -            12,086
                                                         -----------          ---------         ---------
Total intangible assets                                  $   171,994          $  35,723         $ 207,717
                                                         ===========          =========         =========
Below-market lease intangibles                           $   (12,266)(3)      $    (743)        $ (13,009)
                                                         ===========          =========         =========


(1) Includes $116.4 million related to properties acquired in connection with the Crown merger, $19.8 million related to properties acquired in connection with the acquisitions from The Rouse Company and $11.1 million related to other acquisitions.
(2) Includes $7.6 million related to properties acquired in connection with the Crown merger, $4.2 million related to properties acquired in connection with the acquisitions from The Rouse Company and $0.8 million related to other acquisitions.
(3) Includes $8.1 million related to properties acquired in connection with the Crown merger, $3.2 million related to properties acquired in connection with the acquisitions from the Rouse Company and $0.9 million related to other acquisitions.
(4) Represents amounts recorded related to the acquisition of the Non-Core Properties in connection with the Crown merger.

          Amortization expense recorded during the quarters ended March 31, 2004 and 2003 for the value of in-place leases totaled $4.7 million and $0.1 million, respectively. The amortization of above/below market leases resulted in a net reduction in rental income of $0.2 million in the first quarter of 2004.




          The Company's intangible assets will amortize in the next five years and thereafter as follows (in thousands of dollars):

                                         In-Place            Above/ (Below)
                                   Lease Intangibles(1)      Market Leases
                                   --------------------      --------------
     Remainder of 2004                  $ 18,251                $   545
     2005                                 23,943                    760
     2006                                 22,429                    468
     2007                                 21,925                    387
     2008                                 21,925                    448
     2009 and thereafter                  38,845                 (2,206)
                                        --------                -------
     Total                              $147,318                $   402
                                        ========                =======


(1) In accordance with SFAS No.144, in-place lease intangibles of properties held-for-sale are not amortized.

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

Credit Facility

          On November 20, 2003, the Company completed the replacement of its $200 million secured line of credit with a $500 million unsecured revolving line of credit (the "Credit Facility") with an option to increase the Credit Facility to $650 million under prescribed conditions. The Credit Facility bears interest at a rate between 1.5% and 2.5% per annum over LIBOR based on the Company's leverage. The availability of funds under the Credit Facility is subject to the Company's compliance with financial and other covenants and agreements, some of which are described below. Completion of the Credit Facility was timely as the previous revolving line of credit was set to expire in December 2003. It has positioned the Company with substantial liquidity to fund the Company's business plan and to pursue strategic opportunities as they arise. The Credit Facility has a term of three years with an additional one year extension provided that there is no event of default at that time. At March 31, 2004, $182.0 million was outstanding under the Credit Facility.

          The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph shall have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1;
(3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any Subsidiary, not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of March 31, 2004, the Company was in compliance with all of these debt covenants.

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

          The Company expects to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The following are some of the potential impediments to accessing additional funds under the Credit Facility:


     o    constraining leverage covenants under the Credit Facility;
     o    increased interest rates affecting coverage ratios; and
     o reduction in the Company's consolidated earnings before interest, taxes, depreciation and amortization "EBITDA" affecting coverage ratios.

          At March 31, 2004 the Company had $182.0 million outstanding under its Credit Facility. The Company had pledged $1.2 million under the Credit Facility as collateral for two letters of credit. The unused portion of the Credit Facility available to the Company was $316.8 million as of March 31, 2004.

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

Mortgage Notes

          Fixed-rate mortgage notes payable, which are secured by 29 of the Company's wholly-owned properties, are due in installments over various terms extending to the year 2013 with interest at rates ranging from 5.0% to 10.6 % with a weighted average interest rate of 7.28% at March 31, 2004. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities held-for-sale on the consolidated balance sheet.

          One property is secured by a variable rate mortgage note payable. During the first quarter of 2004, the note had a daily weighted average interest rate of 3.11%. This note matures in 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Overview

          The results of operations for the three months ended March 31, 2004 and 2003 show significant fluctuations due primarily to the acquisition and disposition of real estate properties during 2003. In 2003, we acquired 32 retail properties plus the remaining joint venture interest in two other properties. Also in 2003, we disposed of our multifamily portfolio, consisting of 15 wholly-owned properties and joint venture interests in four other properties. Accordingly, the increase in the Company's results for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 are not necessarily indicative of expected future increases in results. The Company's results of operations include property operating results starting on the date on which each property was acquired.

          The amounts reflected as income from continuing operations in the table presented below reflect the Company's wholly-owned and consolidated joint venture retail and industrial properties, with the exception of the retail properties that meet the classification of discontinued operations. The results of operations for the Non-Core Properties are included in discontinued operations for the three months ended March 31, 2004, and the Company's wholly-owned multifamily properties' operations are included in discontinued operations for the three months ended March 31, 2003. The Company's unconsolidated joint ventures are presented under the equity method of accounting in equity in income of partnerships and joint ventures and include the four multifamily joint ventures that the Company sold in 2003.

         The following information summarizes our results of operations for the three months ended March 31, 2004 and 2003(in thousands of dollars).


                                                            Three Months Ended March 31,                   % Change
                                                                       2004                  2003      2003 to 2004
                                                            -------------------------------------------------------
Real estate revenues                                                $94,005              $16,692               463%
Property operating expenses                                         (36,031)              (4,899)              635%
Management company revenue                                            2,458                2,181                13%
Interest and other income                                               254                  142                79%
General and administrative expenses                                 (10,811)              (6,326)               71%
Interest expense                                                    (17,807)              (4,046)              340%
Depreciation and amortization                                       (25,344)              (3,513)              621%
Equity in income of partnerships and joint
 ventures                                                             1,765                1,778                (1)%
Gains on sales of interests in real estate                                -                1,191              (100)%
Minority interest in properties                                        (419)                   -                n/a
Minority interest in Operating Partnership                             (784)                (287)              173%
                                                                 ----------              -------           -------
Income from continuing operations                                     7,286                2,913               150%
Discontinued operations                                               1,677                2,064               (19)%
                                                                 ----------              -------           -------
Net income                                                           $8,963               $4,977                80%
                                                                 ==========              =======           =======


Real Estate Revenues

          Real estate revenues increased by $77.3 million or 463% in the first three months of 2004 as compared to the first three months of 2003 primarily due to property acquisitions. Revenues related to the properties acquired from The Rouse Company, which were acquired after the completion of the first quarter of 2003, provided $26.3 million of real estate revenues in the first three months of 2004. In addition, the properties acquired in the Crown merger, which were acquired after the completion of the first three months of 2003, provided $44.6 million of real estate revenues. Willow Grove Park provided $5.7 million of real estate revenues in the first three months of 2004. The Company acquired its joint venture partner's interest in Willow Grove Park after the completion of the first quarter of 2003. Real estate revenues from properties that were acquired by the Company prior to January 1, 2003 increased by $0.7 million due to increases of $0.6 million and $0.3 million in base rents and reimbursables, respectively, offset by a $0.2 million decrease in lease termination fees.

Property Operating Expenses

          Property operating expenses increased by $31.1 million or 635% in the first three months of 2004 as compared to the first three months of 2003 primarily due to property acquisitions. Property operating expenses related to the properties acquired from The Rouse Company were $12.9 million in the first three months of 2004. Property operating expenses related to the properties acquired in the Crown merger were $16.0 million in the first three months of 2004. Property operating expenses related to Willow Grove Park were $1.9 million in the first three months of 2004. Property operating expenses for properties that were acquired by the Company prior to January 1, 2003 increased in the first three months of 2004 by $0.3 million primarily due to an increase in repairs and maintenance expense.

General and Administrative Expenses

          In the first three months of 2004, general and administrative expenses increased by $4.5 million or 71% compared to the first three months of 2003. Corporate payroll and related expenses increased by $3.1 million, which included $0.8 million from transitional employees related to the Company's merger and acquisition activities, $0.5 million related to an executive long-term incentive plan, and $1.8 million due to annual salary increases and additional employees. Other general and administrative expenses increased by $1.4 million, which included merger expenses of $0.1 million, transitional office expenses of $0.4 million, increases in legal and accounting fees of $0.2 million, increases in shareholder relations costs of $0.1 million, and increases in benefits and payroll taxes of $0.6 million.

Interest Expense

          Interest expense increased by $13.8 million in the first three months of 2004 as compared to the first three months of 2003. The Company assumed new mortgages in connection with the merger with Crown, the purchases of Cherry Hill Mall and Exton Square Mall, and inherited a mortgage related to Willow Grove Park in connection with the Company's acquisition of its former partner's interest in that property, resulting in additional mortgage interest expense of $12.1 million in the first three months of 2004. The Company engaged in mortgage financing transactions at Moorestown Mall and Dartmouth Mall, resulting in increased interest expenses of $1.7 million in 2004.

          Amortization of debt premiums was $4.6 million and $0.1 million in the first three months of 2004 and 2003, respectively. The increase in 2004 amortization expense was due to property acquisitions in which the Company assumed mortgage debt with above-market interest rates. The Company records debt premiums in order to recognize the fair value of debt assumed in connection with property acquisitions. Debt premiums are amortized over the remaining term of the debt instrument with which they are associated, and result in a non-cash decrease in interest expense.

Depreciation and Amortization

          Depreciation and amortization expense increased by $21.8 million in the first three months of 2004 as compared to the first three months of 2003 primarily due to $21.0 million related to new properties (including $4.1 million relating to amortization of value of in-place leases). Depreciation and amortization expense from properties that were acquired by the Company prior to January 1, 2003 increased by $0.8 million primarily due to a higher asset base resulting from capital improvements to properties.

Gains on Sales of Interests in Real Estate

          In the first three months of 2003, we sold a land parcel at the Crest Plaza Shopping Center in Allentown, Pennsylvania for a gain of $1.2 million. We had no sales of interests in real estate in the first three months of 2004.

Discontinued Operations

          Property operating results, gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows (in thousands of dollars):

                                                               For the Three Months ended
                                                                        March 31,
                                                                   2004           2003
                                                                   ----           ----
Property operating results of
     wholly-owned multifamily properties                        $      -       $  2,300
Property operating results of
     Non-Core Properties                                           2,415              -
                                                                --------       --------
                                                                   2,415          2,300
Adjustment to  gains on sales of
      discontinued operations                                       (550)             -
Minority interest in properties                                       (8)             -
Minority interest in Operating Partnership                          (180)          (236)
                                                                --------       --------
Total                                                          $   1,677       $  2,064
                                                               =========       ========


         The decrease in multifamily operating results in the first three months of 2004 was due to the sale of the wholly-owned multifamily properties portfolio in mid-2003. The Non-Core Properties were acquired in the Crown merger in November 2003.

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

          The following table presents net operating income results for the first three months of 2004 and 2003. The results are presented using the "proportionate consolidation method," which presents the Company's share of its joint venture investments. Retail Same Store results represent property operating results for retail properties that the Company owned for the full periods presented. Same store results exclude the results of properties that have undergone or were undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented (in thousands of dollars).


                                      For the                                     For the
                                 Three Months Ended                          Three Months Ended
                                   March 31, 2004                              March 31, 2003                   % Change
                                   --------------                              --------------                   --------
                         Retail           Non                         Retail         Non                   Retail
                          Same           Same                          Same         Same                    Same
                          Store          Store         Total          Store         Store       Total       Store    Total
                         -------        -----        --------         ------      -------     --------     -------   -----
Real estate revenues       $21,372     $ 79,821      $101,193       $ 20,971     $  6,270     $ 27,241       2%       271%
Property operating
  expenses                  (6,341)     (32,404)      (38,745)        (6,205)      (2,757)      (8,962)      2%       332%
                          --------     --------     ---------       --------     --------     --------
                           $15,031     $ 47,417      $ 62,448       $ 14,766     $  3,513     $ 18,279       2%       242%
                          ========     ========      ========       ========     ========     ========

          The increases in total real estate revenues, real estate operating expenses and net operating income are primarily due to the property acquisitions described above. Retail Same Store revenues increased by $0.4 million. Increases in Same Store base rents and percentage rents were partially offset by decreases in straight-line rents and lease termination fees. Retail Same Store expenses increased by $0.1 million. This increase was due to higher bad debt expense, partially offset by decreases in other operating expenses and real estate taxes.


The following information is provided to reconcile net income to property level net operating income (in thousands of dollars):

                                                                           For the three months ended March 31,
                                                                               2004                     2003
                                                                            -----------               ---------
Net income                                                                  $    8,963                $   4,977
Minority interest in Operating Partnership                                         784                      287
Equity in income from partnerships and joint ventures                           (1,765)                  (1,778)
Company's proportionate share of partnerships and
             joint ventures net operating income                                 4,893                    6,486
Gains on sales of interests in real estate                                           -                   (1,191)
Income from discontinued operations                                             (1,677)                  (2,064)
Depreciation and amortization                                                   25,344                    3,513
Interest expense                                                                17,807                    4,046
Interest and other income                                                         (254)                    (142)
Management company revenue                                                      (2,458)                  (2,181)
Total general and administrative expenses                                       10,811                    6,326
                                                                           -----------                ---------
Net operating income                                                       $    62,448                $  18,279
                                                                           ===========                =========


FUNDS FROM OPERATIONS


          The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations ("FFO") as income before gains (losses) on sales of property and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnership and joint ventures to reflect funds from operations on the same basis. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to FFO. The Company believes that FFO is helpful to investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring items, gains on sales of real estate and depreciation and amortization of real estate.

          FFO increased 190% to $33.4 million for the first three months of 2004, as compared to $11.5 million in the first three months of 2003. The increase was primarily due to operating results attributable to the properties acquired in 2003.

          The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods presented (in thousands of dollars, except per share amounts):


                                                                                    Three months ended March 31,
                                                                                 per share and                   per share
                                                                         2004       OP Unit           2003      and OP Unit
                                                                       --------- ---------------    --------- ----------------
Net income                                                            $  8,963         $0.23         $ 4,977         $0.27
        Minority interest in Operating Partnership                         784          0.02             287          0.02
        Minority interest in Operating Partnership - discontinued
          operations                                                       180          0.00             236          0.01
        Dividends on preferred shares                                   (3,403)        (0.09)              -             -
        Gains on sales of interests in real estate                           -             -          (1,191)        (0.07)
        Adjustment to gains on dispositions of discontinued
          operations                                                       550          0.01               -             -
        Depreciation and amortization:
                 Wholly owned & consolidated partnership, net  (a)      25,279          0.65           3,448          0.19
                 Unconsolidated partnerships & joint ventures  (a)       1,078          0.03           1,468          0.08
                 Discontinued operations                                     -             -           2,309          0.13
                                                                       -------         -----         -------         -----
FUNDS FROM OPERATIONS (b)                                              $33,431         $0.85         $11,534         $0.63
                                                                       =======         =====         =======         =====


Weighted average number of shares outstanding                           35,403                        16,545
Weighted average effect of full conversion of OP units                   3,836                         1,763
                                                                       -------                       -------
Total weighted average shares outstanding, including OP units           39,239                        18,308
                                                                       -------                       -------

        (a) Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
        (b) Includes the non-cash effect of straight-line rents of $1.3 million and $0.4 million for the first three months of 2004 and 2003, respectively.

CASH FLOWS

          Operating Activities: Net cash provided by operating activities totaled $29.9 million for the first three months of 2004, compared to $0.7 million provided in the first three months of 2003. Net cash provided by operating activities in 2004 was impacted by the increase in real estate revenues of $77.8 million from the acquisition of the Rouse and Crown properties. These revenues were partially offset by increases in property operating expenses of $33.1 million, payments of transitional salaries relating to the Crown merger of $0.8 million and other merger related payments of $0.1 million.

          Investing Activities: Cash used by investing activities was $25.1 million for the first three months of 2004, compared to $5.3 million used in the first three months of 2003. Investing activities in the first three months of 2004 reflect investment in real estate of $13.2 million, investment in construction in progress of $8.5 million and investment in partnerships and joint ventures of $3.0 million.

          Financing Activities: Cash used by financing activities was $20.9 million for the first three months of 2004, compared to $0.8 million used in 2003. Cash flows provided by financing activities in the first three months of 2004 were impacted by line of credit borrowings of $12.0 million, and shares issued of $1.5 million. This was offset by distributions paid of $25.0 million, and principal installments on mortgage notes payable of $9.3 million.

COMMITMENTS

          At March 31, 2004, the Company had approximately $17.0 million committed to complete current development and redevelopment projects. The Company expects to finance this amount through borrowings under the Credit Facility or through short-term construction loans.

          In connection with the Company's acquisition of its interest in New Castle Associates, the Company also obtained an option, exercisable commencing April 30, 2004 and expiring October 27, 2004, to acquire the remaining interests in New Castle Associates, including that of Pan American Associates, in exchange for an aggregate of 609,317 additional OP Units. The Company exercised the option in the second quarter of 2004 and expects to close the acquisition by the end of May 2004. Until closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company is entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. By reason of their interest in Pan American Associates, Ronald Rubin has a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin has a 1.43% indirect limited partner interest in New Castle Associates.

          In connection with the Crown merger, Crown's former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 14 shopping malls. This retained interest entitles Crown's former operating partnership to a quarterly cumulative preferred distribution of $184,300 and is subject to a put-call arrangement between Crown's former operating partnership and the Company, pursuant to which the Company has the right to require Crown's former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown's former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown's former operating partnership.

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

          Following the Company's sale of its 15 wholly-owned multifamily properties, the purchaser of those properties has made three separate claims against the Company seeking unspecified damages from the Company related to alleged breaches of representations and warranties under the sale agreement and an alleged breach by the Company of the Company's covenant to operate the multifamily properties in the ordinary course between when the sale agreement was entered into and when the transactions closed. The Company has denied liability on all three claims and is discussing a potential settlement with the purchaser.

LITIGATION

          In April 2002, a joint venture, of which we hold a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court's decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court's decision. The Company is not in a position to predict the outcome of the Superior Court's determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

COMPETITION AND CREDIT RISK

          The Company's retail properties compete with other retail properties in their trade areas as well as alternative retail formats, including catalogs, home shopping networks and internet commerce. Economic factors, such as employment trends and the level of interest rates, impact retail property sales. Some of the Company's properties are of the same type and are within the same market area as other competitive properties. This results in the competition for both acquisition of prime sites and for tenants to occupy the space that the Company and its competitors develop and manage. The existence of competitive properties could have a material adverse effect on the Company's ability to lease space and on the level of rents it can obtain. The Company is vulnerable to credit risk if retailers that lease space from the Company are unable to continue operating in its retail properties due to bankruptcies or other factors. The Company is also vulnerable to the extent that certain categories of tenants could experience economic declines.

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

FORWARD LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q for the three months ended March 31, 2004, together with other statements and information publicly disseminated by the Company, contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties and changes in circumstances that may cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, the Company's business may be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

     o the Company's ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

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

          Investors are also directed to consider the risks and uncertainties discussed in documents we have filed with the Securities and Exchange Commission, and in particular, our Annual Report on Form 10-K for the year ended December 31, 2003. The Company does not intend to and disclaim any duty or obligation to update or revise any forward-looking statements to reflect new information, to reflect future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed rate debt. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures during the first three months of 2004. These activities are discussed in further detail in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls And Procedures.

         We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004, and have concluded as follows:

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management's opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

         In April 2002, a joint venture in which we hold a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court's decision to the Delaware Supreme Court, which, in April 2004, affirmed The Chancery Court's decision. The Company is not in a position to predict the outcome of the Superior Court's determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

Unregistered Offerings

         During the first three months of 2004, PREIT Associates issued 279,910 Class A Units on March 25, 2004 to the former affiliates of The Rubin Organization as part of the final consideration payable with respect to our 1997 acquisition of The Rubin Organization. Also during the first three months of 2004, we issued 1,712 shares in return for Units tendered for redemption by limited partners of PREIT Associates. All of the foregoing Units and shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

         The following table shows the total number of shares that we acquired in the first three months of 2004 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees' use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.












                                                                                                     (d) Maximum Number
                                                                              (c) Total Number of      (or Approximate
                                                                              Shares Purchased as      Dollar Value) of
                                         (a) Total Number     (b) Average      part of Publicly      Shares that May Yet
                                            of Shares       Price Paid per    Announced Plans or     Be Purchased Under
                Period                      Purchased            Share             Programs         the Plans or Programs
                ------                   ----------------   --------------    -------------------   ---------------------

January 1 - January 31, 2004                      -             $    -                  -                     $    -
February 1 - February 29, 2004               23,559             $35.78                  -                          -
March 1 - March 31, 2004                      4,714             $36.10                  -                          -
                                             ------             ------             ------                     ------
Total                                        28,273             $35.83                  -                     $    -
                                             ======             ======             ======                     ======

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1* Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

       * Filed herewith.


(b) Reports on Form 8-K

         During the three months ended March 31, 2004, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

o filed on January 29, 2004, Items 5 and 7 - Regarding intention to create Office of the Chairman
o filed on February 6, 2004, Item 5 - Regarding withdrawal of equity offering
o filed on February 9, 2004, Item 5 - Regarding IRS grant of retroactive relief
o furnished on February 25, 2004, Item 12 - Regarding quarterly earnings release
o furnished on March 3, 2004, Item 12 - Regarding quarterly supplemental disclosure and other matters
o furnished on May 5, 2004, Item 12 - Regarding quarterly earnings release

                             SIGNATURE OF REGISTRANT


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PENNSYLVANIA REAL ESTATE INVESTMENT TRUST


                       By: /s/ Ronald Rubin
                           ------------------------------
                       Ronald Rubin
                       Chief Executive Officer

                       By: /s/ Edward A. Glickman
                           ------------------------------
                       Edward A. Glickman
                       Executive Vice President and Chief Financial Officer

                       By: /s/ David J. Bryant
                           ------------------------------
                       David J. Bryant
                       Senior Vice President and Treasurer
                       (Principal Accounting Officer)