Form 10-Q
period 2004-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2004-08-06
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of beneficial interest outstanding at August 2, 2004: 36,052,154

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Back to Contents

Part I - Financial Information

Item 1. Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS
 (in thousands of dollars, except per share amounts)

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,361,246	$2,263,866
Land held for development	9,470	—
Construction in progress	17,519	20,231
Industrial properties	2,504	2,504

Total investments in real estate	2,390,739	2,286,601
Less accumulated depreciation	(116,663)	(78,416)

	2,274,076	2,208,185

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity	31,623	29,166

	2,305,699	2,237,351
OTHER ASSETS:
Assets held for sale	133,523	156,574
Cash and cash equivalents	26,153	42,977
Rents and sundry receivables (net of allowance for doubtful accounts of $10,737 and $5,379, respectively)	23,594	27,675
Intangible assets (net of accumulated amortization of $24,339 and $11,432, respectively)	171,119	181,544
Deferred costs and other assets, net	53,446	55,416

	$2,713,534	$2,701,537

LIABILITIES:
Mortgage notes payable	$1,141,998	$1,150,054
Debt premium on mortgage notes payable	61,893	71,127
Bank loan payable	219,000	170,000
Liabilities related to assets held for sale	67,924	71,341
Tenants' deposits and deferred rents	14,885	13,099
Accrued expenses and other liabilities	70,643	89,630

Total liabilities	1,576,343	1,565,251

MINORITY INTEREST
Minority interest in properties	4,248	8,591
Minority interest in Operating Partnership	129,841	104,061

	134,089	112,652

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:

Shares of beneficial interest, $1 par value per share; 100,000,000 shares authorized; issued and outstanding 35,938,000 shares at June 30, 2004 and 35,544,000 shares at December 31, 2003	35,938	35,544
Non-convertible senior preferred shares, 11.00% cumulative, $.01 par value per share; 2,475,000 shares authorized, issued and outstanding at June 30, 2004 and December 31, 2003	25	25
Capital contributed in excess of par	887,921	877,445
Deferred compensation	(9,619)	(3,196)
Accumulated other comprehensive loss	(1,886)	(2,006)
Retained earnings	90,723	115,822

Total shareholders' equity	1,003,102	1,023,634

	$2,713,534	$2,701,537

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

REVENUE:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Real estate revenues:
Base rent	$62,029	$21,568	$123,373	$33,493
Expense reimbursements	28,007	8,933	56,537	12,835
Percentage rent	1,312	205	3,484	478
Lease termination revenues	961	—	988	259
Other real estate revenues	2,069	787	4,001	1,121

Total real estate revenues	94,378	31,493	188,383	48,186

Management company revenues	1,738	3,655	3,799	5,836
Interest and other income	431	193	685	335

Total revenues	96,547	35,341	192,867	54,357

EXPENSES:
Property operating expenses:
Property payroll and benefits	(5,498)	(1,622)	(12,195)	(2,635)
Real estate and other taxes	(9,340)	(2,916)	(17,921)	(4,211)
Utilities	(7,019)	(1,214)	(13,341)	(1,492)
Other operating expenses	(12,456)	(4,435)	(26,490)	(6,749)

Total property operating expenses	(34,313)	(10,187)	(69,947)	(15,087)
Depreciation and amortization	(23,668)	(6,994)	(49,012)	(10,507)
General and administrative expenses:
Corporate payroll	(6,205)	(3,948)	(12,897)	(7,584)
Other general and administrative expenses	(5,573)	(3,569)	(9,692)	(6,259)

Total general and administrative expenses	(11,778)	(7,517)	(22,589)	(13,843)
Interest expense	(17,757)	(9,097)	(35,564)	(13,143)

Total expenses	(87,516)	(33,795)	(177,112)	(52,580)

Income before equity in income of partnerships and joint ventures, gains on sales of interests in real estate,
minority interest and discontinued operations	9,031	1,546	15,755	1,777

Equity in income of partnerships and joint ventures	1,648	2,023	3,413	3,800
Gains on sales of interests in real estate	—	4,321	—	5,513

Income before minority interest and discontinued operations	10,679	7,890	19,168	11,090

Minority interest in properties	(213)	(207)	(632)	(207)
Minority interest in Operating Partnership	(1,053)	(823)	(1,837)	(1,110)

Income from continuing operations	9,413	6,860	16,699	9,773

Discontinued operations:
Income from discontinued operations	2,207	3,227	4,622	5,527
Gains (adjustments to gains) on sales of real estate	—	150,201	(550)	150,201
Minority interest in properties	(6)	—	(14)	—
Minority interest in Operating Partnership	(222)	(15,650)	(402)	(15,886)

Income from discontinued operations	1,979	137,778	3,656	139,842

Net income	11,392	144,638	20,355	149,615
Dividends on preferred shares	(3,403)	—	(6,806)	—

Net income available to common shareholders	$7,989	$144,638	$13,549	$149,615

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
EARNINGS PER SHARE
(in thousands of dollars, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from continuing operations	$9,413	$6,860	$16,699	$9,773
Dividends on preferred shares	(3,403)	—	(6,806)	—

Income from continuing operations available to
common shareholders	6,010	6,860	9,893	9,773
Dividends on unvested restricted shares	(352)	—	(352)	—

Income from continuing operations used to calculate
earnings per share	$5,658	$6,860	$9,541	$9,773

Income from discontinued operations	$1,979	$137,778	$3,656	$139,842

Basic earnings per share:
Income from continuing operations	$0.16	$0.41	$0.27	$0.59
Income from discontinued operations	0.06	8.29	0.10	8.43

	$0.22	$8.70	$0.37	$9.02

Diluted earnings per share:
Income from continuing operations	$0.16	$0.40	$0.27	$0.58
Income from discontinued operations	0.05	8.14	0.10	8.29

	$0.21	$8.54	$0.37	$8.87

(in thousands)
Weighted-average shares outstanding – basic	35,517	16,616	35,460	16,579
Effect of common share equivalents	220	315	254	295

Weighted-average shares outstanding – diluted	35,737	16,931	35,714	16,874

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	June 30,

	2004	2003

Cash Flows from Operating Activities:	(Unaudited)	(Unaudited)
Net Income	$20,355	$149,615
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	49,012	12,816
Amortization of deferred financing costs	858	1,407
Provision for doubtful accounts	4,827	724
Amortization of deferred compensation	1,338	947
Amortization of debt premium	(9,713)	(1,265)
Equity in income in partnerships and joint ventures
in excess of distributions	(886)	—
Minority interest	2,885	17,203
(Gains) adjustments to gains on sales of interests in real estate	550	(155,714)
Change in assets and liabilities:
Net change in other assets	(4,808)	660
Net change in other liabilities	(21,000)	8,045

Net cash provided by operating activities	43,418	34,438

Cash Flows from Investing Activities:
Investments in wholly-owned real estate, net of cash acquired	(42,075)	(158,076)
Investment in construction in progress	(9,984)	(9,902)
Investments in partnerships and joint ventures	(3,269)	(4,489)
Cash distributions from partnerships and joint ventures in excess of
equity in income	—	88
Cash proceeds from sales of interests in partnerships and joint ventures	—	4,469
Cash proceeds from sales of wholly-owned real estate	—	163,136

Net cash used in investing activities	(55,328)	(4,774)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(9,121)	(1,155)
Repayment of mortgage notes payable	—	(157,800)
Proceeds from mortgage notes payable	—	134,250
Borrowing from revolving credit facility	49,000	217,930
Repayment of revolving credit facility	—	(210,580)
Payment of deferred financing costs	(101)	(1,425)
Shares of beneficial interest issued, net of issuance costs	6,805	3,860
Shares of beneficial interest repurchased	(1,022)	(543)
Distributions paid to common and preferred shareholders	(45,454)	(16,940)
Distributions paid to OP Unit holders and minority partners	(5,021)	(2,102)

Net cash used in financing activities	(4,914)	(34,505)

Net change in cash and cash equivalents	(16,824)	(4,841)
Cash and cash equivalents, beginning of period	42,977	13,553

Cash and cash equivalents, end of period	$26,153	$8,712

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

The Company, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 33.8 million square feet, of which the Company and its joint venture partners own approximately 26.8 million square feet. The Company's portfolio currently consists of 58 properties in 14 states and includes 40 shopping malls, 14 strip and power centers and four industrial properties.

The Company's interests in its properties are held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2004, the Company held an 89.0% interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

The Company's management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC ("PREIT Services") which manages properties wholly-owned by the Company, and PREIT-RUBIN, Inc. ("PRI") which manages properties not wholly-owned by the Company, including properties owned by joint ventures in which the Company participates. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

Certain prior period amounts have been reclassified to conform with the current period presentation.

Back to Contents

2.	RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ("FIN 46") (revised December 2003 ("FIN 46R")), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and, as of the first interim period ending after March 15, 2004, to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company did not create any variable interest entities after January 31, 2003. The Company adopted this standard as of January 1, 2004 and has analyzed the applicability of this interpretation to its entities created before February 1, 2003. Management believes that none of the Company's joint ventures are variable interest entities. The Company reached this determination because each entity’s equity at risk was sufficient to allow it to finance its activities without additional subordinated financial support. All of the operating properties were financed with third-party non-recourse loans which were comparable to loans generally available to finance similar properties. In addition, the equity holders in each entity participate significantly in the entity’s profits and losses. Neither the Company nor any of the other investors have provided any form of subordinated financial support to the entity in the form of loan guarantees, etc. Except for a partnership in which the Company holds a 60% interest, the voting rights of the equity-at-risk investors are proportional to their obligations to absorb the entity’s expected losses and/or rights to receive expected returns.

3.	REAL ESTATE ACTIVITIES:

Investments in real estate as of June 30, 2004 and December 31, 2003 were comprised of the following (in thousands of dollars):

	June 30, 2004	December 31, 2003

Buildings and improvements	$2,008,378	$1,882,735
Land	382,361	403,866

Total investments in real estate	2,390,739	2,286,601
Accumulated depreciation	(116,663)	(78,416)

Net investments in real estate	$2,274,076	$2,208,185

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

Back to Contents

Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets — excluding a portion of its interest in two partnerships — and substantially all of its liabilities to the Company's Operating Partnership in exchange for 1,703,214 units of limited partnership interest in the Operating Partnership ("OP Units"). The interest in the two partnerships retained by CAP is subject to a put-call arrangement involving 341,297 additional OP Units (see Note 10 under "Other"). These partnerships are consolidated for financial reporting purposes.

The value of shares of beneficial interest, preferred shares, OP Units, options and warrants issued in connection with the merger with Crown were determined based on the closing market value of the related securities on May 13, 2003, the date on which the financial terms of the merger with Crown were substantially complete.

In connection with the Merger, the Company also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not prepaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum, or (ii) the 17-year treasury rate plus 3.0% per annum. The Company also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum. The Company also paid off all $154.9 million of outstanding indebtedness under a Crown line of credit facility with borrowings under its credit facility.

During the first six months of 2004, the Company recorded additional basis in the properties acquired in the Crown merger of $1.5 million primarily relating to additional professional fees incurred in connection with the merger. This amount was allocated to the properties in continuing operations on a pro rata basis based on amounts originally allocated in 2003.

Six of the properties acquired in connection with the Merger are considered to be non-strategic, and are currently classified as held-for-sale (the "Non-Core Properties"). The Non-Core Properties are: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania; and West Manchester Mall in York, Pennsylvania.

The Company has reached a definitive agreement to sell five of the Non-Core Properties for a sale price of $110.7 million. The net proceeds from the sale are expected to be approximately $108.5 million after closing costs. West Manchester Mall and Martinsburg Mall are secured by mortgage liens that are expected to be transferred to two of the Company’s other properties. The Company expects to use the proceeds from this sale to pay down amounts outstanding under its credit facility. The Company does not expect to record a gain or loss on this sale. The sale is expected to close in the third quarter of 2004. The sixth property, Schuykill Mall, will continue to be held for sale.

As of December 31, 2003, the Company's allocation of the purchase price of the Crown merger was preliminary. During the first quarter of 2004, the Company reallocated $20.0 million of the purchase price that was originally allocated to the Non-Core Properties based on additional information obtained about the value of the underlying properties. This amount was reallocated among the 20 properties acquired in the Crown merger that are classified in continuing operations. The Company may make an additional reallocation of the purchase price in connection with the anticipated sale of five of the Non-Core Properties. The Company does not expect to record a gain or loss on the sale of the five Non-Core Properties noted above.

Additional 2004 and 2003 Acquisitions

In May 2004, the Company acquired the Gallery at Market East II in Philadelphia, Pennsylvania , with 334,400 square feet, for a purchase price of $32.4 million. The purchase price was primarily funded from the Company’s unsecured revolving line of credit. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases.

In March 2004, the Company acquired a 25 acre parcel of land in Florence, South Carolina from the General Electric Company. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

In September 2003, the Company completed its acquisition of Willow Grove Park in Willow Grove, Pennsylvania. The Company entered into a joint venture with Pennsylvania State Employee Retirement System ("PaSERS") in February 2000 to acquire Willow Grove Park. The Company's interest was 0.01% at the time it entered the partnership that owns the property. Effective November 2001, the Company increased its ownership in the partnership that owned the property to 30%. In September 2003, the Company acquired the remaining 70% partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company's August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest), with an interest rate of 8.39% maturing in March 2006.

Back to Contents

Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash paid to IKEA from the Company’s August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company (“Rouse”) and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor’s interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association (“TIAA”). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates’ interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. In May 2004, the Company exercised its option to acquire the remaining ownership interest in New Castle Associates in exchange for an aggregate of 609,317 additional OP Units. As a result, the Company now owns 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. The aggregate purchase price for the Company’s acquisition of the five malls from Rouse, for TIAA’s ground lease interest in Plymouth Meeting Mall and for New Castle Associates (including the additional purchase price paid upon exercise of the Company’s option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $276.6 million in non-recourse mortgage debt and the issuance of approximately $35.0 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued to them.

Pan American Associates, the former sole general partner and a former limited partner of New Castle Associates is controlled by Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and vice-chairman of the Company. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partner interest in New Castle Associates.

In connection with the sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2.0 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received in April 2003 by PRI prior to the Company’s acquisition of its ownership interest in New Castle Associates. PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provided for a fee of 5.25% of all rents and other revenues received by New Castle Associates from Cherry Hill Mall. The Company ceased recording charges under this agreement upon its purchase of the remaining interest in New Castle Associates.

Pro Forma Information

Pro forma revenues, net income, basic net income per share and diluted net income per share for the quarter and six months ended June 30, 2003, reflecting the purchases of the Crown properties, the Rouse properties (including Cherry Hill Mall), Gallery II and, the remaining interest in Willow Grove Park, as if the purchases took place on January 1, 2003, are presented below. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2003, nor does the pro forma information purport to represent the results of operations for future periods (in thousands of dollars, except per share amounts):

	For the Three Months	For the Six Months
	Ended June 30, 2003	Ended June 30, 2003

Revenues	$98,540	$195,547

Net income available to common shareholders	$148,913	$167,716

Basic net income per share	$5.25	$5.93

Diluted net income per share	$5.20	$5.86

Pro forma information for 2004 is not presented because the pro forma impact of the Gallery II acquisition is immaterial.

Back to Contents

Dispositions

The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, during the second and third quarters of 2003. During May and July 2003, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company’s wholly-owned multifamily properties resulted in a gain of $178.1 million in 2003. In 2004, the Company recorded a $0.6 million reduction to the gain on the sale of the portfolio in connection with the settlement of claims made against the Company by the purchaser of the properties. The results of operations of these wholly-owned properties and the resulting gains on sale are presented as discontinued operations in the accompanying consolidated statements of income for all periods presented.

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

In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center in Allentown, Pennsylvania for $3.2 million. The Company recognized a gain of $1.1 million in the first six months of 2003 as a result of this sale.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, the Company has presented as discontinued operations the operating results of (i) its wholly-owned multifamily portfolio and (ii) the Non-Core Properties. As of June 30, 2004 and December 31, 2003, liabilities of assets held-for-sale includes $45.9 million (including debt premium of $3.9 million) and $46.8 million (including debt premium of $4.4 million), respectively, related to mortgage liabilities that are expected to be transferred to other properties prior to the sale of the Non-Core Properties.

The following table summarizes revenue and expense information for the wholly-owned multifamily portfolio and the Non-Core Properties (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Real estate revenues	$7,133	$9,896	$14,669	$23,769
Expenses
Property operating expenses	(4,046)	(4,928)	(8,276)	(10,892)
Depreciation and amortization	—	—	—	(2,309)
Interest expense	(880)	(1,741)	(1,771)	(5,041)

Total expenses	(4,926)	(6,669)	(10,047)	(18,242)

Income from discontinued operations	2,207	3,227	4,622	5,527
Gains on sales of real estate	—	150,201	(550)	150,201
Minority interest	(228)	(15,650)	(416)	(15,886)

Income from discontinued operations	$1,979	$137,778	$3,656	$139,842

Back to Contents

Development Activity

As of June 30, 2004, the Company had capitalized $13.4 million related to development activities. Of this amount, $11.9 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with development activities such as legal fees, interest, real estate taxes, certain internal costs, surveys, civil engineering surveys, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Deposits on land purchase contracts were $1.5 million at June 30, 2004, of which $0.2 million was refundable and $1.3 million was non-refundable (although, $0.4 million of this amount is refundable if construction approvals are not obtained for one project).

4.	EQUITY OFFERING:

In August 2003, the Company issued 6,325,000 common shares in a public offering at $29.75 per share. The Company received net proceeds from the offering of approximately $183.9 million after deducting payment of the underwriting discount of $0.25 per share and offering expenses. The Company used approximately $45.5 million of the net proceeds for the Willow Grove Park acquisition, approximately $13.5 million for a land parcel acquisition (See Note 3), $94.9 million to repay amounts outstanding under the Company’s line of credit and the remainder for other working capital purposes.

5.	INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information regarding the Company’s equity investments in nine unconsolidated partnerships and joint ventures including one property under development, as of June 30, 2004 and December 31, 2003 (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Assets
Investments in real estate, at cost:
Retail properties	$253,505	$252,789
Construction in progress	1,506	1,506

Total investments in real estate	255,011	254,295
Less: accumulated depreciation	(65,992)	(63,647)

	189,019	190,648
Cash and cash equivalents	9,065	5,616
Deferred costs, prepaid real estate taxes and other, net	27,209	29,151

Total assets	225,293	225,415

Liabilities and Partners’ equity
Mortgage notes payable	221,764	223,763
Other liabilities	11,098	11,414

Total liabilities	232,862	235,177

Net equity (deficit)	(7,569)	(9,762)
Less: Partners’ share	(4,311)	(5,461)

Company’s share	(3,258)	(4,301)
Excess investment (1)	12,170	9,316
Advances	8,347	8,094

Net investments and advances	$17,259	$13,109

Investment in partnerships and joint ventures	$31,623	$29,166
Deficit investments in partnerships and joint ventures
included in accrued expenses and other liabilities	(14,364)	(16,057)

	$17,259	$13,109

(1)	Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the joint ventures. The excess investment is amortized over the life of the properties, and the amortization is included in equity in income of partnerships and joint ventures.

The following table summarizes the Company's equity in income of partnerships and joint ventures for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Gross revenues from real estate	$14,600	$22,916	$29,212	$46,626

Expenses:
Property operating expenses	(4,515)	(7,374)	(9,149)	(15,790)
Interest expense	(4,402)	(7,286)	(8,590)	(14,790)
Depreciation and amortization	(2,252)	(3,955)	(4,392)	(8,198)

Total expenses	(11,169)	(18,615)	(22,131)	(38,778)

Net income	3,431	4,301	7,081	7,848
Less: Partners' share	1,754	2,201	3,584	3,962

Company's share	1,677	2,100	3,497	3,886
Amortization of excess investment	(29)	(77)	(84)	(86)

Company's share of equity in income of partnerships
and joint ventures	$1,648	$2,023	$3,413	$3,800

The Company has signed a definitive agreement to sell its interest in Rio Grande Mall, in Rio Grande, New Jersey for a sale price of $4.1 million. The Company expects to record a gain of approximately $1.6 million as a result of the sale, which is expected to close in the third quarter of 2004.

6.	COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net income	$11,392	$144,638	$20,355	$149,615
Other comprehensive loss (1)	(41)	—	(120)	—

Total comprehensive income	$11,351	$144,638	$20,235	$149,615

(1)	Represents amortization of deferred hedging costs associated with ongoing development activities, and write off of deferred hedging costs associated with terminated development activities.

7.	DISTRIBUTIONS:

The per-share amount declared for distribution and not yet distributed as of the date of this report and the comparable per-share amount declared for distribution that was not distributed as of August 14, 2003 are as follows:

Date Declared	Record Date	Payment Date	Amount per share

Shares of beneficial interest
July 24, 2003	August 29, 2003	September 15 , 2003	$0.51
July 29, 2004	September 1, 2004	September 15 , 2004	$0.54

Preferred shares
July 29, 2004	September 1, 2004	September 15 , 2004	$1.375

Back to Contents

8.	CASH FLOW INFORMATION:

Cash paid for interest was $46.2 million (net of capitalized interest of $0.6 million) and $17.0 million (net of capitalized interest of $0.7 million), respectively, for the six months ended June 30, 2004 and 2003, respectively.

Significant non-cash transactions

During the second quarter of 2004, the Company issued 609,317 OP Units in connection with exercising its option to purchase the remaining interest in New Castle Associates. The OP Units were recorded at their fair market value as of April 28, 2003 (the date of the option agreement) of $17.8 million, or $29.285 per share.

The Company's 1997 acquisition of The Rubin Organization entitled the former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company's other executive officers, the "TRO Affiliates") to receive up to 800,000 additional units of limited partnership interest in the Operating Partnership based on the Company's funds from operations for the five-year period beginning September 30, 1997. All 665,000 units attributable to the period beginning September 30, 1997 and ending December 31, 2001 were issued to the TRO Affiliates. The determination regarding the remaining 135,000 units attributable to the period from January 1, 2002 through September 30, 2002 was deferred until March 2004. In March 2004, a special committee of disinterested members of the Company's board of trustees (the "Special TRO Committee") determined that 76,622 of these 135,000 units should be issued. Because the issuance of these units w as deferred until March 2004, the Company also paid to the TRO Affiliates $0.3 million in cash in respect of distributions that would have been paid on the units, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $3.0 million increase to goodwill. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense.

The TRO Affiliates also were eligible to receive additional units in respect of the Company's payment for certain development and predevelopment properties acquired as part of the Company's acquisition of The Rubin Organization. In December 2003, in exchange for the remaining 11% interest in a parcel related to Northeast Tower Center — one of the development properties — Ronald Rubin received 4,552 units and George F. Rubin received 1,738 units. The fair market value of the units was recorded as a $0.1 million increase to investment in real estate. In March 2004, the Special TRO Committee determined that 37,549 units should be issued to the TRO Affiliates in respect of one development property. Because the issuance of these units was deferred until March 2004, the Company also paid to the TRO Affiliates $0.4 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $1.7 million increase to investment in real estate. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense. Also, in March 2004, the Special TRO Committee determined that 165,739 units were issuable to the TRO Affiliates in respect of the predevelopment properties. Because the issuance of these units was deferred until March 2004, the Company also paid to the TRO Affiliates $1.6 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $4.6 million increase to investment in real estate and a $2.9 million increase to investment in partnerships and joint ventures. The portion of the cash payment that represented interest of $0.2 million was recorded as interest expense.

In connection with the Special TRO Committee's determinations to issue the units and make the cash payments in March 2004 as described above, the following former TRO affiliates who are officers of the Company received the following consideration: (1) Ronald Rubin received 104,282 units and $819,561 in cash; (2) George F. Rubin received 46,336 units and $362,535 in cash; (3) Joseph F. Coradino received 19,133 units and $150,105 in cash; (4) Edward A. Glickman received 11,272 units and $87,792 in cash; (5) Douglas S. Grayson received 5,529 units and $42,920 in cash; and (6) David J. Bryant received 1,277 units and $59,772 in cash ($50,000 of which was allocated to Mr. Bryant by the TRO Affiliates for his services on behalf of the TRO Affiliates in connection with the determination of the final payments). The TRO Affiliates have agreed in writing that they are not entitled to any additional consideration in respect of the Company's acquisition of Th e Rubin Organization.

9.	RELATED PARTY TRANSACTIONS:

Related Party Transactions

General

PRI provides management, leasing and development services for 10 properties owned by partnerships and other ventures in which certain officers of the Company and PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a recently appointed trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.3 million and $2.8 million for the three months ended June 30, 2004 and 2003, respectively, and $0.7 million and $3.6 million for the six months ended June 30, 2004 and 2003, respectively. The 2003 amounts include the $2.0 million brokerage fee received in connection with the sale of Christiana Mall.

Back to Contents

The Company leases office space from an affiliate of certain officers of the Company. Total rent expense under this lease, which expires in 2009, was $0.3 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively.

The Rubin Organization

See Note 8 under "Significant non-cash transactions."

New Castle Associates

Officers of the Company, including Ronald Rubin and George Rubin, also were parties to the Rouse transaction through their ownership interest in New Castle Associates (see Note 3). Ronald Rubin and George Rubin are entitled to certain tax protection related to the New Castle Associates transaction (see Note 10).

Crown Merger

Mark E. Pasquerilla, who was elected as a trustee of the Company following the Crown merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with the Company, including the right to receive additional consideration related to the merger as described in Note 10 under "Other", as well as the following:

	•	a contract for information technology and tax support services to the Company by an entity controlled by Mr. Pasquerilla, a lease with an entity controlled by Mr. Pasquerilla for space in Crown's former headquarters in connection with the Company's post-closing transition activities, and continuing negotiations for the sale of certain personal property in Crown's former headquarters by the Company to an entity controlled by Mr. Pasquerilla;

	•	the tax protection agreement described in Note 10 under "Guarantees";

	•	agreements by Mr. Pasquerilla not to acquire additional shares of the Company or to seek to acquire control of the Company within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares of the Company within specified time periods or in excess of specified amounts; and

	•	a registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the merger, an agreement by Mr. Pasquerilla not to compete with the Company for a period of time following the merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

10.	COMMITMENTS AND CONTINGENCIES:

Development Activities

The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects. At June 30, 2004, the Company had commitments of approximately $13.2 million related to construction activities at current development and redevelopment projects, which is expected to be financed through the Company's $500 million unsecured credit facility or through short-term construction loans.

Legal Actions

In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management's opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

Back to Contents

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

In April 2002, a joint venture in which we hold a 50% interest filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court's decision to the Delaware Supreme Court, which, in April 2004, affirmed The Chancery Court's decision. The Company is not in a position to predict the outcome of the Superior Court's determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

Following the Company's sale of its 15 wholly-owned multifamily properties, the purchaser of those properties made claims against the Company seeking unspecified damages. During the second quarter of 2004, the Company paid $0.6 million to the purchaser to resolve these claims, which was recorded as an adjustment to the gain on the sale of real estate.

Environmental

The Company's management is aware of certain environmental matters at some of the Company's properties, including ground water contamination, above-normal radon levels, the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company's management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company's management can make no assurances that the amounts that have been reserved for these matters of $0.4 million will be adequate to cover future environmental costs. The Company has insurance coverage for environmental claims up to $2.0 million per occurrence and up to $4.0 million in the aggregate.

Guarantees

Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others" ("FIN 45"), requires that a liability be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires that certain information related to the guarantees be disclosed in the guarantor's financial statements. In the course of its business, the Company has the following guarantees:

•	The Company and its subsidiaries are guarantors of the Operating Partnership's $500 million unsecured credit facility, which had $219.0 million outstanding at June 30, 2004.

•	The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East and Moorestown Mall from The Rouse Company, the Company is now obligated to provide tax protection to the former owner of the Woods Apartments if the Company sells any of Exton Square Mall, The Gallery at Market East or Moorestown Mall prior to August 2006.

Back to Contents

•	In connection with the Company's merger with Crown, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the "Pasquerilla Group"). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the merger. If the Company violates the tax protection agreement during the first five years of the protection period, it would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If the Company were to sell properties in violation of the tax protection agreement, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial.

•	The Company has provided tax protection related to its acquisition of New Castle Associates for a period of eight years ending in April 2011. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and vice-chairman of the Company, are beneficiaries of this tax protection agreement.

The Company did not enter into any other guarantees in connection with its merger, acquisition or disposal activities in 2004 and 2003.

Other

In connection with the Crown merger, Crown's former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 14 shopping malls. The Company consolidates these partnerships for financial reporting purposes. The retained interests entitle Crown's former operating partnership to a quarterly cumulative preferred distribution of $184,300 and are subject to a put-call arrangement between Crown's former operating partnership and the Company. Pursuant to this agreement, the Company has the right to require Crown's former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown's former operating partnership has the right to contribute the retained interests to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown's former operating partnership.

11.	SEGMENT INFORMATION:

The Company has three reportable segments: (1) retail properties, (2) development and other, and (3) corporate. As of June 30, 2004, the retail segment included the operation and management of 54 regional and community shopping centers (46 wholly-owned, and eight owned in unconsolidated joint venture form). The Company formerly had a fourth, multifamily segment, which included the operation and management of 19 apartment communities (15 wholly-owned and four owned in joint venture form) that were sold in 2003. The development and other segment includes the operation and management of four retail properties under development (three wholly-owned and one in joint venture form), four industrial properties and various pre-development activities (all wholly-owned). The corporate segment includes cash and investment management, unallocable real estate management costs, taxable REIT subsidiary activities, and certain other general support functions.

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

Back to Contents

	Three months ended June 30, 2004

		Development			Reconcile to	Total
	Retail	and Other	Corporate	Total	GAAP	Consolidated

	(thousands of dollars)

Real estate operating revenues	$108,588	$97	$—	$108,685	$(14,307)	$94,378
Real estate operating expense	(40,778)	(12)	—	(40,790)	6,477	(34,313)

Net operating income	67,810	85	—	67,895
Management company revenue	—	—	1,738	1,738	—	1,738
Interest and other income	—	—	431	431	—	431
General and administrative
expenses	—	—	(11,778)	(11,778)	—	(11,778)

Earnings before interest, taxes
depreciation and amortization	67,810	85	(9,609)	58,286
Interest expense	(19,233)	—	(1,576)	(20,809)	3,052	(17,757)
Depreciation and amortization	(24,797)	(13)	—	(24,810)	1,142	(23,668)
Equity in income of partnerships
and joint ventures	—	—	—	—	1,648	1,648
Minority interest	—	—	—	—	(1,494)	(1,494)
Discontinued operations	—	—	—	—	2,207	2,207
Gains on sales of real estate	—	—	—	—	—	—

Net income	$23,780	$72	$(11,185)	$12,667	$(1,275)	$11,392

Investments in real estate, at cost	$2,593,918	$30,999	$—	$2,624,917	$(234,178)	$2,390,739

Total assets	$2,724,973	$40,740	$45,698	$2,811,411	$(97,877)	$2,713,534

Capital Expenditures	$6,407	$—	$—	$6,407	$(22)	$6,385

	Six months ended June 30, 2004

		Development			Reconcile to	Total
	Retail	and Other	Corporate	Total	GAAP	Consolidated

	(thousands of dollars)

Real estate operating revenues	$217,221	$194	$—	$217,415	$(29,032)	$188,383
Real estate operating expense	(83,352)	(25)	—	(83,377)	13,430	(69,947)

Net operating income	133,869	169	—	134,038
Management company revenue	—	—	3,799	3,799	—	3,799
Interest and other income	—	—	685	685	—	685
General and administrative
expenses	—	—	(22,589)	(22,589)	—	(22,589)

Earnings before interest, taxes
depreciation and amortization	133,869	169	(18,105)	115,933
Interest expense	(38,325)	—	(3,234)	(41,559)	5,995	(35,564)
Depreciation and amortization	(51,206)	(25)	—	(51,231)	2,219	(49,012)
Equity in income of partnerships
and joint ventures	—	—	—	—	3,413	3,413
Minority interest	—	—	—	—	(2,885)	(2,885)
Discontinued operations	—	—	—	—	4,622	4,622
Gains on sales of real estate	—	—	(550)	(550)	—	(550)

Net income	$44,338	$144	$(21,889)	$22,593	$(2,238)	$20,355

Investments in real estate, at cost	$2,593,918	$30,999	$—	$2,624,917	$(234,178)	$2,390,739

Total assets	$2,724,973	$40,740	$45,698	$2,811,411	$(97,877)	$2,713,534

Capital Expenditures	$12,655	$—	$—	$12,655	$(22)	$12,633

Back to Contents

	Three months ended June 30, 2003

			Development			Reconcile to	Total
	Retail	Multifamily	and Other	Corporate	Total	GAAP	Consolidated

	(thousands of dollars)

Real estate operating revenues	$40,840	$10,641	$83	$—	$51,564	$(20,071)	$31,493
Real estate operating expense	(13,744)	(5,263)	(5)	—	(19,012)	8,825	(10,187)

Net operating income	27,096	5,378	78	—	32,552
Management company revenues	—	—	—	3,655	3,655	—	3,655
Interest and other income	—	—	—	193	193	—	193
General and administrative expenses	—	—	—	(7,517)	(7,517)	—	(7,517)

Earnings before interest, taxes depreciation and amortization	27,096	5,378	78	(3,669)	28,883
Interest expense	(12,088)	(1,887)	—	—	(13,975)	4,878	(9,097)
Depreciation and amortization	(8,306)	—	(13)	—	(8,319)	1,325	(6,994)
Equity in income of partnerships and joint ventures	—	—	—	—	—	2,023	2,023
Minority interest	—	—	—	—	—	(16,680)	(16,680)
Discontinued operations	—	—	—	—	—	3,227	3,227
Gains on sales of real estate	(80)	154,602	—	—	154,522	—	154,522

Net income	$6,622	$158,093	$65	$(3,669)	$161,111	$(16,473)	$144,638

Investments in real estate, at cost	$1,151,324	$72,411	$15,665	$—	$1,239,400	$(271,470)	$967,930

Total assets	$1,166,782	$53,651	$23,504	$23,187	$1,267,124	$(161,111)	$1,106,013

Capital Expenditures	$86	$676	$—	$—	$762	$—	$762

	Six months ended June 30, 2003

			Development			Reconcile to	Total
	Retail	Multifamily	and Other	Corporate	Total	GAAP	Consolidated

	(thousands of dollars)

Real estate operating revenues	$66,945	$25,563	$166	$—	$92,674	$(44,488)	$48,186
Real estate operating expense	(22,222)	(11,703)	(8)	—	(33,933)	18,846	(15,087)

Net operating income	44,723	13,860	158	—	58,741
Management company revenues	—	—	—	5,836	5,836	—	5,836
Interest and other income	—	—	—	335	335	—	335
General and administrative expenses	—	—	—	(13,843)	(13,843)	—	(13,843)

Earnings before interest, taxes depreciation and amortization	44,723	13,860	158	(7,672)	51,069
Interest expense	(18,870)	(5,603)	—	(91)	(24,564)	11,421	(13,143)
Depreciation and amortization	(13,128)	(2,455)	(26)	—	(15,609)	5,102	(10,507)
Equity in income of partnerships and joint ventures	—	—	—	—	—	3,800	3,800
Minority interest	—	—	—	—	—	(17,203)	(17,203)
Discontinued operations	—	—	—	—	—	5,527	5,527

Gains on sales of real estate	1,112	154,602	—	—	155,714	—	155,714

Net income	$13,837	$160,404	$132	$(7,763)	$166,610	$(16,995)	$149,615

Investments in real estate, at cost	$1,151,324	$72,411	$15,665	$—	$1,239,400	$(271,470)	$967,930

Total assets	$1,166,782	$53,651	$23,504	$23,187	$1,267,124	$(161,111)	$1,106,013

Capital Expenditures	$96	$1,163	$—	$—	$1,259	$(13)	$1,246

Back to Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 33.8 million square feet, of which we and our joint venture partners own approximately 26.8 million square feet. Our portfolio currently consists of 58 properties in 14 states and includes 40 shopping malls, 14 strip and power centers and four industrial properties.

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of June 30, 2004, held an 89.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in eight of the 58 properties in our portfolio through unconsolidated joint ventures with third parties. We hold a non-controlling interest in each unconsolidated joint venture, and account for them using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

•	Except for one property that we co-manage with our partner, all of the other entities are managed on a day-to-day basis by one of our other partners as the managing general partner in each of the respective ventures. In the case of the co-managed property, all decisions in the ordinary course of business are made jointly.
•	The managing general partner is responsible for establishing the operating and capital decisions of the venture, including budgets, in the ordinary course of business.
•	All major decisions of each partnership, such as the sale, refinancing, expansion or rehabilitation of the property require the approval of all partners.
•	Voting rights and the sharing of profits and losses are generally in proportion to the ownership percentages of each partner.

In the case of one unconsolidated entity in which we hold a 60% equity interest, the minority partners have significant participating rights since they have the ability to veto operating decisions made in the ordinary course of business. Under the equity method of accounting, rather than consolidating the results of the unconsolidated joint ventures with our results, we instead record the earnings from the unconsolidated joint ventures under the income statement caption entitled "Equity in income of partnerships and joint ventures." Changes in our investment in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships and joint ventures, at equity" (in the case of deficit investment balances, such amounts are recorded in "accrued expenses and other liabilities"). For further information regarding our joint ventures, see Note 5 to the consolidated financial statements.

We provide our management, leasing and development services through PREIT Services, LLC, which develops and manages our wholly-owned properties, and PREIT-RUBIN, Inc. ("PRI"), which develops and manages properties that we own interests in through joint ventures with third parties and properties that are owned by third parties in which we do not have an interest. Of our eight unconsolidated joint venture properties, we manage one of the properties and other parties — in some cases our joint venture partners — manage the remaining seven properties. One of our key strategic long-term objectives is to obtain managerial control of all of our assets. Due to the nature of our existing joint venture arrangements, we can not anticipate when this objective will be achieved, if at all.

In 2003, we transformed our strategic focus to the retail sector by merging with Crown American Realty Trust, which owned 26 shopping malls and a 50% interest in Palmer Park Mall in Easton, Pennsylvania and by acquiring six shopping malls in the Philadelphia area from The Rouse Company, along with several other retail property acquisitions that are discussed below. Our merger and acquisition activities were primarily financed using the proceeds from the disposal of our 19 property multifamily portfolio, the issuance of 6,325,000 common shares through a public offering, a new $500 million unsecured revolving line of credit, two new mortgage financings, and the issuance of common and preferred shares and units in our operating partnership in connection with the Crown merger.

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

Back to Contents

In addition, we have incurred significant expenses with respect to our integration activities for consulting, compensation and other services. As a result of the completion of our merger with Crown and other acquisition activities, we recognized expenses of $6.4 million through December 31, 2003, $1.6 million and $3.5 million for the three and six month periods ended June 30, 2004. The costs were primarily for severance payments, incentive compensation, integration consulting and costs associated with closing Crown’s former headquarters. We expect to incur additional expenses of approximately $0.5 million in the remainder of 2004 associated with the closing of Crown’s former headquarters.

In 2004, we created a five-person Office of the Chairman that we believe will enable the Company to maximize the talent and experience of our management team to further support our growth initiatives.

In consultation with our outside counsel and tax advisor, we have completed a review of our corporate structure and have strengthened our compliance procedures pertaining to the creation or acquisition of new entities and the documentation of transactions. Procedures applicable to outside counsel also have been formalized.

Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements and percentage rents (rents that are based on a percentage of our tenants' sales in excess of thresholds that are specified in the leases) derived from our income producing retail properties. We receive income from our joint venture real estate investments, in which we have equity interests that range from 40% to 60%. We also receive income from PRI derived from the management and leasing services it provides to properties owned by third parties and to properties owned by joint ventures in which we have an interest.

Our net income available to common shareholders decreased by $136.1 million to $13.5 million for the six months ended June 30, 2004 from $149.6 million for the six months ended June 30, 2003. The primary reason for the decrease from 2003 to 2004 is the sale of the 15 wholly-owned multifamily properties in the second quarter of 2003. The multifamily properties generated net income from operations of $5.5 million during the six months ended June 30, 2003, and the Company recognized a gain on the sale of the properties of $150.2 million, resulting in income from discontinued operations (net of minority interest of $15.9 million) of $139.8 million for the six months ended June 30, 2003. Our 2003 and 2004 property acquisitions caused an increase in our real estate revenues, with a corresponding increase in property operating expenses, depreciation and amortization expense and interest expense for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. The Company allocates the purchase price of its acquisitions based on management's estimates of fair value, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve month periods following the closings of the respective acquisitions.

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

<

Back to Contents

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

Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets — excluding a portion of its interest in two partnerships — and substantially all of its liabilities to PREIT Associates in exchange for 1,703,214 units of limited partnership in the Company's operating partnership ("OP Units"). The interest in the two partnerships retained by CAP is subject to a put-call arrangement described below under "Commitments".

In connection with the Merger, the Company also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not repaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum or (ii) the 17-year treasury rate plus 3.0% per annum. The Company also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum, and paid off all $154.9 million of outstanding indebtedness under a Crown line of credit facility with borrowings under a new credit facility described below under "Liquidity and Capital Resources — Credit Facility."

During the first six months of 2004, the Company recorded additional basis in the properties acquired in the Crown merger of $1.5 million primarily relating to additional professional fees incurred in connection with the merger. This amount was allocated to the properties in continuing operations on a pro rata basis based on amounts originally allocated in 2003.

Six of the properties acquired in connection with the Merger are considered to be non-strategic, and are currently classified as held-for-sale (the "Non-Core Properties"). The Non-Core Properties are: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania; and West Manchester Mall in York, Pennsylvania. During the first quarter of 2004, the Company reallocated $20.0 million of the purchase price that was originally allocated to the Non-Core Properties. This amount was reallocated among the 20 properties acquired in the Crown merger that are classified in continuing operations.

The Company has reached a definitive agreement to sell five of the Non-Core Properties for a sale price of $110.7 million. The net proceeds from the sale are expected to be approximately $108.5 million after closing costs. West Manchester Mall and Martinsburg Mall are secured by mortgage liens that are expected to be transferred to two of the Company’s other properties. The Company expects to use the proceeds from this sale to pay down amounts outstanding under its credit facility. The Company may make an additional reallocation of the purchase price in connection with the anticipated sale of five of the Non-Core Properties. The Company does not expect to record a gain or loss on this sale. The sale is expected to close in the third quarter of 2004. The sixth property, Schuykill Mall, will continue to be held for sale.

Additional 2004 and 2003 Acquisitions

In May 2004, the Company acquired the Gallery at Market East II in Philadelphia, Pennsylvania with 334,400 square feet for $32.4 million. The purchase price was primarily funded from the Company’s Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases. This property is part of the Gallery at Market East. When combined with The Gallery at Market East I (acquired by the Company in 2003), the Company owns 528,000 square feet of the total of 1.1 million square feet of The Gallery at Market East.

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

Back to Contents

Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash paid to IKEA from the Company's August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. In May 2004, the Company exercised its option to acquire the remaining ownership interest in New Castle Associates in exchange for an aggregate of 609,317 additional OP Units. As a result, the Company now owns 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for New Castle Associates (including the additional purchase price paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549.4 million, including approximately $237.4 million in cash, the assumption of $276.6 million in non-recourse mortgage d ebt and the issuance of approximately $35.0 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

Pan American Associates, the former sole general partner and a former limited partner of New Castle Associates is controlled by Ronald Rubin, the Company's chairman and chief executive officer, and George Rubin, a trustee and vice-chairman of the Company. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partner interest in New Castle Associates.

In connection with the sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2.0 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received in April 2003 by PRI prior to the Company's acquisition of its ownership interest in New Castle Associates. PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provided for a fee of 5.25% of all rents and other revenues received by New Castle Associates from the Cherry Hill Mall. The Company ceased recording charges under this agreement upon its purchase of the remaining interest in New Castle Associates.

Dispositions

The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, during the second and third quarters of 2003. During May and July 2003, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company's wholly-owned multifamily properties resulted in a gain of $178.1 million. In the second quarter of 2004, the Company recorded a $0.6 million reduction to the gain on the sale of the portfolio in connection with the settlement of claims made against the Company by the purchaser of the properties (see Note 10 "Legal Actions"). The results of operations of these properties and the resulting gains on sales are included in discontinued operations.

The Company sold its 50% interest in the four joint venture multifamily properties to its respective joint ventures partners. Cambridge Hall Apartments in West Chester, Pennsylvania was sold in May 2003 for $6.7 million, inclusive of $2.5 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale. Countrywood Apartments in Tampa, Florida was sold in May 2003 for $9.1 million, inclusive of $7.3 million in assumed indebtedness. A gain of $4.5 million was recorded on the sale. Fox Run Apartments in Warminster, Pennsylvania was sold in September 2003 for $5.0 million, inclusive of $2.7 million in assumed indebtedness. A gain of $3.9 million was recorded on the sale. Will-O-Hill Apartments in Reading, Pennsylvania was sold in September 2003 for $3.6 million, inclusive of $0.8 million in assumed indebtedness. A gain of $2.2 million was recorded on the sale. The results of operations of these equity method investments and the resul tant gains on sales are presented in continuing operations for all periods presented.

Back to Contents

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

Development, Expansions and Renovations

The Company is involved in a number of development and redevelopment projects that may require funding by the Company. In each case, the Comp any will evaluate the financing opportunities available to it at the time a project requires funding. In cases where the project is undertaken with a joint venture partner, the Company's flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in its line of credit, which limit the Company's involvement in joint venture projects.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no material off-balance sheet transactions other than the unconsolidated joint ventures described in Note 5 to the consolidated financial statements and in the "Overview" section above. Except as noted below with respect to the tax protection agreement related to New Castle Associates, no officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company.

In the course of its business, the Company hasthe following guarantees :

•	The Company and its subsidiaries have guaranteed the operating partnership's $500 million unsecured credit facility, which had $219.0 million outstanding at June 30, 2004.

•	The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East and Moorestown Mall from The Rouse Company, the Company is now obligated to provide tax protection to the former owner of the Woods Apartments if the Company sells any of Exton Square Mall, The Gallery at Market East or Moorestown Mall prior to August 2006.

•	In connection with the Company's merger with Crown, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the "Pasquerilla Group"). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the merger. If the Company violates the tax protection agreement during the first five years of the protection period, it would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If the Company were to sell properties in violation of the tax protection agreement, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial.

•	The Company has provided tax protection related to its acquisition of New Castle Associates for a period of eight years ending in April 2011. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and vice-chairman of the Company, are beneficiaries of this tax protection agreement.

The Company did not enter into any other guarantees in connection with its merger, acquisition or disposal activities in 2004 and 2003.

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for 10 properties in which certain officers of the Company have ownership interests, including Ronald Rubin, the Company's chairman and chief executive officer. In addition, the mother of Stephen B. Cohen, a recently appointed trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates.

The Company leases its corporate home office space from Bellevue Associates, an affiliate of certain officers of the Company,

Back to Contents

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

The TRO Affiliates also were eligible to receive addit ional units in respect of the Company's payment for certain development and predevelopment properties acquired as part of the Company's acquisition of The Rubin Organization. In December of 2003, in exchange for the remaining 11% interest in a parcel related to Northeast Tower Center — one of the development properties — Ronald Rubin received 4,552 units and George F. Rubin received 1,738 units. The fair market value of the units was recorded as a $0.1 million increase to investment in real estate. In March of 2004, the Special TRO Committee determined that 37,549 units should be issued to the TRO Affiliates in respect of the development properties. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affilia tes $0.4 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $1.7 million increase to investment in real estate. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense. Also, in March of 2004, the Special TRO Committee determined that 165,739 units were issuable to the TRO Affiliates in respect of the predevelopment properties. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affiliates $1.6 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $4.6 million increase to investment in real estate and a $2.9 million increase to investment in partnerships and joint ventures. The portion of the cash payment that represented interest of $0.2 million was recorded as interest expense.

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

Ronald Rubin and George Rubin, through their ownership interest in New Castle Associates, also were parties to the Rouse transaction described in "Acquisitions, Dispositions and Development Activities — Additional 2004 and 2003 Acquisitions." As noted above in “Off Balance Sheet Arrangements,” Ronald Rubin and George Rubin are also entitled to certain tax protection related to the New Castle Associates transaction. The transaction with New Castle Associates was approved by a special committee of independent members of the Company's board of trustees.

Mark E. Pasquerilla, who was elected as a trustee of the Company following the Crown merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with the Company, including the right to receive additional consideration related to the merger as described in "Commitments," as well as the following:

•	a contract for information technology and tax support services to the Company by an entity controlled by Mr. Pasquerilla, a lease with an entity controlled by Mr. Pasquerilla for space in Crown's former headquarters in connection with the Company's post-closing transition activities, and continuing negotiations for the sale of certain personal property in Crown's former headquarters by the Company to an entity controlled by Mr. Pasquerilla;

•	the tax protection agreement described above in "Off Balance Sheet Arrangements";

Back to Contents

•	agreements by Mr. Pasquerilla not to acquire additional shares of the Company or to seek to acquire control of the Company within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares of the Company within specified time periods or in excess of specified amounts; and

•	a registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the merger, an agreement by Mr. Pasquerilla not to compete with the Company for a period of time following the merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

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

The Company has not historically made significant adjustments to its estimates of the fair value of intangible assets, but it does assess the economic and other factors described herein to determine if such an adjustment would be necessary.

SFAS No. 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company's methodology for this allocation includes estimating an "as-if vacant" fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the "as-if vacant" fair value is allocated to intangible assets. There are three categories of intangible assets to be considered, (i) value of in-place leases, (ii) above-market and below-market value of in-place leases and (iii) customer relationship value.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimates of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the rema ining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases including renewal options.

The Company allocates no value to customer relationship intangibles if the Company has pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the properties acquired provide no incremental value over the Company's existing relationships.

Back to Contents

The following table presents the Company's intangible assets and liabilities as of June 30, 2004 (in thousands of dollars):

	Real Estate Held for Investment		Non -Core Properties(4)	Total

Value of in-place lease intangibles	$145,957	(1)	$34,902	$180,859
Above-market lease intangibles	13,076	(2)	785	13,861

Sub-total	159,033		35,687	194,720
Goodwill	12,086		—	12,086

Total intangible assets	$171,119		$35,687	$206,806

Below-market lease intangibles	$(12,885	)(3)	$(721)	$(13,606)

(1)	Includes $112.1 million related to properties acquired in connection with the Crown merger, $19.0 million related to properties acquired in connection with the acquisitions from The Rouse Company and $14.8 million related to other acquisitions.
(2)	Includes $7.2 million related to properties acquired in connection with the Crown merger, $3.9 million related to properties acquired in connection with the acquisitions from The Rouse Company and $1.9 million related to other acquisitions. This amount is included in accrued expenses and other liabilities on the consolidated balance sheet.
(3)	Includes $7.9 million related to properties acquired in connection with the Crown merger, $3.1 million related to properties acquired in connection with the acquisitions from The Rouse Company and $1.9 million related to other acquisitions.
(4)	Represents amounts recorded related to the acquisition of the Non-Core Properties in connection with the Crown merger.

Amortization expense for the value of in-place leases was $5.6 million and $1.8 million, for the quarter ended June 30, 2004 and 2003, respectively and $10.6 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively. The amortization of above/below market leases resulted in a net reduction in rental income of $0.2 million in the second quarter of 2004, and $0.4 million for the first six months of 2004.

The Company's intangible assets will amortize in the next five years and thereafter as follows (in thousands of dollars):

	In-Place Lease Intangibles(1)	Above/ (Below) Market Leases

Remainder of 2004	$12,004	$343
2005	24,595	708
2006	23,081	415
2007	22,577	334
2008	22,577	403
2009 and thereafter	41,123	(1,948)

Total	$145,957	$255

(1)	In accordance with SFAS No.144, in-place lease intangibles of properties held-for-sale are not amortized.

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

Back to Contents

Credit Facility

On November 20, 2003, the Company completed the replacement of its $200 million secured line of credit with a $500 million unsecured revolving line of credit (the "Credit Facility") with an option to increase the Credit Facility to $650 million under prescribed conditions. The Credit Facility bears interest at a rate between 1.5% and 2.5% per annum over LIBOR based on the Company's leverage. The availability of funds under the Credit Facility is subject to the Company's compliance with financial and other covenants and agreements, some of which are described below. Completion of the Credit Facility was timely as the previous revolving line of credit was set to expire in December 2003. It has positioned the Company with substantial liquidity to fund the Company's business plan and to pursue strategic opportunities as they arise. The Credit Facility has a term of three years with an additional one year extension provided that there is no event of de fault at that time. At June 30, 2004, $219.0 million was outstanding under the Credit Facility, with interest rates on amounts outstanding ranging from 3.11% to 3.30% per annum.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph shall have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any Subsidiary, not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of June 30, 2004, the Company was in compliance with all of these debt covenants.

Mortgage Notes

Fixed-rate mortgage notes payable, which are secured by 29 of the Company's wholly-owned properties, are due in installments over various terms extending to the year 2013 with interest at rates ranging from 4.95% to 10.60% with a weighted average interest rate of 7.28% at June 30, 2004. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities related to assets held-for-sale on the consolidated balance sheet.

One property is secured by a variable rate mortgage note payable. During the six months of 2004, the note had a daily weighted average interest rate of 3.11%. This note matures in 2005.

Capital Resources

The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. In addition, the Company believes that net cash provided by operations will be sufficient to permit the Company to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the Crown merger. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions. The Company expects to have capital expenditures relating to leasing and property improvements in 2004 of approximately $25 million. The following are some of the risks that could impact the Company's cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

•	unexpected changes in operations that could result from the integration of the properties acquired in 2003;
•	increase in tenant bankruptcies reducing revenue and operating cash flows;

Back to Contents

•	increase in interest expenses as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;
•	increase in interest rates affecting the Company's net cost of borrowing;
•	increase in insurance premiums and/or the Company's portion of claims;
•	eroding market conditions in one or more of the Company's primary geographic regions adversely affecting property operating cash flows; and
•	disputes with tenants over common area maintenance and other charges.

The Company expects to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage covenants under the Credit Facility;
•	increased interest rates affecting coverage ratios; and
•	reduction in the Company's consolidated earnings before interest, taxes, depreciation and amortization "EBITDA" affecting coverage ratios.

At June 30, 2004 the Company had $219.0 million outstanding under its Credit Facility. The Company had pledged $1.2 million under the Credit Facility as collateral for four letters of credit. The unused portion of the Credit Facility available to the Company was $279.8 million as of June 30, 2004.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

Overview

The results of operations for the three and six months ended June 30, 2004 and 2003 show significant fluctuations due primarily to the acquisition and disposition of real estate properties during 2003. In 2003, we acquired 32 retail properties plus the remaining joint venture interest in two other properties. Also in 2003, we disposed of our multifamily portfolio, consisting of 15 wholly-owned properties and joint venture interests in four other properties. Accordingly, the increase in the Company's results for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 are not necessarily indicative of expected future increases in results of operations. The Company's results of operations include property operating results starting on the date on which each property was acquired.

The amounts reflected as income from continuing operations in the table presented below reflect the Company's wholly-owned and consolidated joint venture retail and industrial properties, with the exception of the retail properties that meet the classification of discontinued operations. The results of operations for the Non-Core Properties are included in discontinued operations for the three and six months ended June 30, 2004, and the Company's wholly-owned multifamily properties' operations are included in discontinued operations for the three and six months ended June 30, 2003. The Company's unconsolidated joint ventures are presented under the equity method of accounting in equity in income of partnerships and joint ventures and include the four multifamily joint ventures that the Company sold in 2003.

The Company has experienced increases in its gross margin percentage for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The Company calculates gross margin percentage as net operating income (as defined herein) divided by real estate revenues. The increase in the gross margin percentage was primarily due to the disposal of the multifamily portfolio in 2003 (the mulitifamily properties generally operated at lower gross margin percentages than the Company’s retail properties). The gross margin percentage of the Company’s retail properties decreased in the six months ended June 20, 2004 as compared to the six months ended June 30, 2003, primarily due to a higher concentration of malls in 2004 as compared to 2003, which had a higher concentration of strip and power centers (these centers generally operate at a higher gross margin percentage than malls). The Non-Core Properties generally have lower gross margin percentages than the properties that are in continuing operations. The Company expects that its gross margin percentage will increase following the sale of the Non-Core Properties.

Back to Contents

The following information summarizes our results of operations for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars).

	Three Months Ended June 30,		% Change
	2004	2003	2003 to 2004

Real estate revenues	$94,378	$31,493	200%
Property operating expenses	(34,313)	(10,187)	237%
Management company revenue	1,738	3,655	(52)%
Interest and other income	431	193	123%
General and administrative expenses	(11,778)	(7,517)	57%
Interest expense	(17,757)	(9,097)	95%
Depreciation and amortization	(23,668)	(6,994)	238%
Equity in income of partnerships and joint
ventures	1,648	2,023	(19)%
Gains on sales of interests in real estate	—	4,321	(100)%
Minority interest in properties	(213)	(207)	3%
Minority interest in Operating Partnership	(1,053)	(823)	28%

Income from continuing operations	9,413	6,860	37%
Income from discontinued operations	1,979	137,778	(99)%

Net income	$11,392	$144,638	(92)%

	Six Months Ended June 30,		% Change
	2004	2003	2003 to 2004

Real estate revenues	$188,383	$48,186	291%
Property operating expenses	(69,947)	(15,087)	364%
Management company revenue	3,799	5,836	(35)%
Interest and other income	685	335	104%
General and administrative expenses	(22,589)	(13,843)	63%
Interest expense	(35,564)	(13,143)	171%
Depreciation and amortization	(49,012)	(10,507)	366%
Equity in income of partnerships and joint
ventures	3,413	3,800	(10)%
Gains on sales of interests in real estate	—	5,513	(100)%
Minority interest in properties	(632)	(207)	205%
Minority interest in Operating Partnership	(1,837)	(1,110)	65%

Income from continuing operations	16,699	9,773	71%
Income from discontinued operations	3,656	139,842	(97)%

Net income	$20,355	$149,615	(86)%

Real Estate Revenues

Real estate revenues increased by $62.9 million or 200% in the second quarter of 2004 as compared to the second quarter of 2003 primarily due to property acquisitions. The properties acquired in the Crown merger, which were acquired after the completion of the second quarter of 2003, provided $44.6 million of real estate revenues. Revenues related to the properties acquired from The Rouse Company, which were acquired during the second quarter of 2003, provided $10.6 million of additional real estate revenues in the second quarter of 2004. Willow Grove Park provided $5.9 million of real estate revenues in the second quarter of 2004. The Company acquired its joint venture partner's interest in Willow Grove Park after the completion of the second quarter of 2003. Gallery II, acquired during the second quarter of 2004, provided $0.8 million of real estate revenue in the second quarter of 2004. Real estate revenues from properties that were owned by the Company prior to April 1, 2003 increased by $1.0 million due to increases of $0.5 million in base rents and $0.5 million in reimbursables .

Real estate revenues increased by $140.2 million or 291% in the first six months of 2004 as compared to the first six months of 2003 primarily due to property acquisitions. The properties acquired in the Crown merger, which were acquired after the completion of the first six months of 2003, provided $89.3 million of real estate revenues. Revenues related to the properties acquired from The Rouse Company, which were acquired during the second quarter of 2003, provided $36.9 million of real estate revenues in the first six months of 2004. Willow Grove Park provided $11.6 million of real estate revenues in the first six months of 2004. The Company acquired its joint venture partner's interest in Willow Grove Park after the completion of the second quarter of 2003. Gallery II, acquired during the second quarter of 2004, provided $0.8 million of real estate revenue in the first six months of 2004. Real estate revenues from properties that were acquired by the Company prior to January 1, 2003 increased by $1.6 million primarily due to increases of $1.1 million and $0.9 million in base rents and reimbursables, offset by a $0.3 million decrease in lease termination fees.

Back to Contents

Property Operating Expenses

Property operating expenses increased by $24.1 million or 237% in the second quarter of 2004 as compared to the second quarter of 2003 primarily due to property acquisitions. Property operating expenses related to the properties acquired in the Crown merger were $15.9 million in the second quarter of 2004. Property operating expenses related to the properties acquired from The Rouse Company were $5.9 million greater in the second quarter of 2004 compared to the second quarter of 2003. Property operating expenses related to Willow Grove Park were $1.9 million in the second quarter of 2004. Property operating expenses related to Gallery II were $0.3 million the second quarter of 2004. Property operating expenses for properties that were acquired by the Company prior to April 1, 2003 increased in the second quarter of 2004 by $0.1 million or 1% primarily due to an increase in real estate and other taxes.

Property operating expenses increased by $54.9 million or 364% in the first six months of 2004 as compared to the first six months of 2003 primarily due to property acquisitions. Property operating expenses related to the properties acquired in the Crown merger were $32.0 million in the first six months of 2004. Property operating expenses related to the properties acquired from The Rouse Company during the second quarter of 2003, were $18.5 million greater in the first six months of 2004 compared to the first six months of 2003. Property operating expenses related to Willow Grove Park were $3.8 million in the first six months of 2004. Property operating expenses related to Gallery II were $0.3 million in the first six months of 2004. Property operating expenses for properties that were acquired by the Company prior to January 1, 2003 increased in the first six months of 2004 by $0.3 million or 3% primarily due to an increase in payroll, real estate and other taxes and repairs and maintenance expense.

General and Administrative Expenses

In the second quarter of 2004, general and administrative expenses increased by $4.3 million or 57% compared to the second quarter of 2003. Corporate payroll increased by $2.2 million, which included $0.7 million from transitional employees related to the Company's merger and acquisition activities, $0.8 million related to an executive long-term incentive plan, and $0.7 million due to annual salary increases and additional employees. Other general and administrative expenses increased by $2.1 million, which primarily included merger expenses of $0.3 million, transitional office expenses of $0.6 million, increases in legal and accounting fees of $0.4 million, and increases in benefits and payroll taxes of $0.6 million.

In the first six months of 2004, general and administrative expenses increased by $8.7 million or 63% compared to the first six months of 2003. Corporate payroll increased by $5.3 million, which included $1.8 million from transitional employees related to the Company's merger and acquisition activities, $1.3 million related to an executive long-term incentive plan, and $2.2 million due to annual salary increases and additional employees. Other general and administrative expenses increased by $3.4 million, which primarily included merger expenses of $0.4 million, transitional office expenses of $1.3 million, increases in legal and accounting fees of $0.5 million, and increases in benefits and payroll taxes of $1.3 million.

Interest Expense

Interest expense increased by $8.7 million in the second quarter of 2004 as compared to the second quarter of 2003. The Company assumed new mortgages in connection with the merger with Crown, the purchases of Cherry Hill Mall and Exton Square Mall, and inherited a mortgage related to Willow Grove Park in connection with the Company's acquisition of its former partner's interest in that property, resulting in additional mortgage interest expense of $10.0 million in the second quarter of 2004. The Company engaged in mortgage financing transactions at Moorestown Mall and Dartmouth Mall, resulting in increased interest expenses of $0.8 million in 2004. The Company also incurred $0.7 million less amortization of deferred financing fees and $1.2 million less expense relating to hedging activities in 2004.

Amortization of debt premiums was $4.6 million and $0.1 million in the second quarters of 2004 and 2003, respectively. The increase in 2004 amortization expense was due to property acquisitions in which the Company assumed mortgage debt with above-market interest rates. The Company records debt premiums in order to recognize the fair value of debt assumed in connection with property acquisitions. Debt premiums are amortized over the remaining term of the debt instrument with which they are associated, and result in a non-cash decrease in interest expense.

Interest expense increased by $22.4 million in the first six months of 2004 as compared to the first six months of 2003. The Company assumed new mortgages in connection with the merger with Crown, the purchases of Cherry Hill Mall and Exton Square Mall, and inherited a mortgage related to Willow Grove Park in connection with the Company's acquisition of its former partner's interest in that property, resulting in additional mortgage interest expense of $22.1 million in the first six months of 2004. The Company engaged in mortgage financing transactions at Moorestown Mall and Dartmouth Mall, resulting in increased interest expenses of $2.5 million in 2004. Bank fees incurred for the unused Line of Credit increased primarily by $0.3 million and capitalized interest increased by $0.1 million in 2004. The Company also incurred $0.6 million less amortization of deferred financing fees and $2.1 million less expense relating to hedging activities in 2004.

Back to Contents

Amortization of debt premiums was $9.2 million and $0.1 million in the first six months of 2004 and 2003, respectively. The increase in 2004 amortization expense was due to property acquisitions in which the Company assumed mortgage debt with above-market interest rates. The Company records debt premiums in order to recognize the fair value of debt assumed in connection with property acquisitions. Debt premiums are amortized over the remaining term of the debt instrument with which they are associated, and result in a non-cash decrease in interest expense

Depreciation and Amortization

Depreciation and amortization expense increased by $16.7 million in the second quarter of 2004 as compared to the second quarter of 2003 primarily due to $16.9 million related to new properties (including $5.1 million relating to amortization of value of in-place leases).

Depreciation and amortization expense increased by $38.5 million in the first six months of 2004 as compared to the first six months of 2003 primarily due to $37.8 million related to new properties (including $9.5 million relating to amortization of value of in-place leases). Depreciation and amortization expense from properties that were owned by the Company prior to January 1, 2003 increased by $0.7 million primarily due to a higher asset base resulting from capital improvements to properties.

Gains on Sales of Interests in Real Estate

Gains on sales of interests in real estate were $4.3 million in the second quarter of 2003 resulting from the sale of the joint venture multifamily properties. This amount does not include gains on sales of the wholly-owned multifamily properties because they were classified as held for sale and such gains are reported in discontinued operations. We had no sales of interests in real estate in the second quarter of 2004.

Gains on sales of interests in real estate were $5.5 million in the first six months of 2003 resulting from the sale of two joint venture multifamily properties and a parcel of land at the Crest Plaza Shopping Center in Allentown, Pennsylvania. This amount does not include gains on sales of the wholly owned multifamily properties because they were classified as held for sale and such gains are reported in discontinued operations. We had no sales of interests in real estate in the first six months of 2004.

Discontinued Operations

Property operating results, gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows (in thousands of dollars):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003

Property operating results of
wholly-owned multifamily properties	$—	$3,227	$—	$5,527
Property operating results of
Non-Core Properties	2,207	—	4,622	—

	2,207	3,227	4,622	5,527
Gains (adjustment to gains) on sales of
discontinued operations	—	150,201	(550)	150,201
Minority interest in properties	(6)	—	(14)	—
Minority interest in Operating Partnership	(222)	(15,650)	(402)	(15,886)

Total	$1,979	$137,778	$3,656	$139,842

The decrease in multifamily operating results in the first three and six months of 2004 was due to the sale of the wholly-owned multifamily properties portfolio in mid-2003. The Non-Core Properties were acquired in the Crown merger in November 2003.

Back to Contents

NET OPERATING INCOME

Net operating income ("NOI") (a non-GAAP measure) is derived from revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). Net operating income is a non-GAAP measure. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. The Company believes that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes general and administrative expenses, management company revenues, interest income, interest expense, depreciation and amortization, income from discontinued operations and gains on sales of interests in real estate.

The following table presents net operating income results for the second quarters of 2004 and 2003. The results are presented using the "proportionate consolidation method" (a non-GAAP measure), which presents the Company's share of its joint venture investments. Under GAAP, the Company accounts for its joint venture investments under the equity method of accounting. Property operating results for retail properties that the Company owned for the full periods presented (“Retail Same Stores”) exclude the results of properties that have undergone or were undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented (in thousands of dollars):

	For the three months ended June 30, 2004				For the three months ended June 30, 2003				% Change

	Retail	Non	Discontinued		Retail	Non	Discontinued		Retail
	Same Store	Same Store	Operations	Total	Same Store	Same Store	Operations	Total	Same Store	Total

Revenues	$21,008	$80,544	$7,133	$108,685	$20,215	$21,453	$9,896	$51,564	3.9%	110.8%

Expenses	(5,674)	(30,851)	(4,046)	(40,571)	(5,512)	(8,365)	(4,928)	(18,805)	2.9%	115.7%
Minority Interest in
properties	—	(213)	(6)	(219)	—	(207)	—	(207)	n/a	5.8%

Net Operating Income	$15,334	$49,480	$3,081	$67,895	$14,703	$12,881	$4,968	$32,552	4.3%	108.6%

Retail Same Store NOI, which represents 23% of total NOI, increased by 4.3% in the second quarter of 2004 as compared to the second quarter of 2003, primarily due to a 3.9% increase in revenues. Contributing to this increase were Dartmouth Mall and Magnolia Mall, both of which experienced increased NOI due to redevelopment initiatives in 2003.

Back to Contents

The following information is provided to reconcile net income to property level net operating income (in thousands of dollars):

RECONCILIATION OF NET INCOME TO PROPERTY LEVEL	Three Months Ended
NET OPERATING INCOME	June 30, 2004	June 30, 2003

Net income	$11,392	$144,638
Continuing Operations:
Minority interest in Operating Partnership	1,053	823
Equity in income from partnerships and joint ventures	(1,648)	(2,023)
Company's proportionate share of partnerships and joint ventures net operating income	4,962	6,485
Gains on sales of interests in real estate	—	(4,321)
Depreciation and amortization	23,668	6,994
Interest expense	17,757	9,097
Interest and other income	(431)	(193)
Management company revenue	(1,738)	(3,655)
Total general & administrative expenses	11,778	7,517
Discontinued Operations:
Minority interest in Operating Partnership	222	15,650
Gains on sales of interests in real estate	—	(150,201)
Interest expense	880	1,741

Net Operating Income	67,895	32,552
Revenues from discontinued operations	(7,133)	(9,896)
Property operating expenses from discontinued operations	4,046	4,928
Minority interest in properties — discontinued operations	6	—

Net Operating Income — continuing operations	$64,814	$27,584

Back to Contents

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations ("FFO"), which is a non-GAAP measure, as income before gains (losses) on sales of properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnership and joint ventures to reflect funds from operations on the same basis.

FFO is a commonly used measure of operating performance and profitability in the REIT industry, and we use FFO as a supplemental non-GAAP measure to compare our company’s performance to that of our industry peers. In addition, we use FFO as a performance measure for determining bonus amounts earned under certain of our performance-based executive compensation programs. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company.

FFO does not include gains (losses) on real estate assets, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures such as net operating income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions.

The Company believes that net income is the most directly comparable GAAP measurement to FFO. The Company believes that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring events that are considered extraordinary items under GAAP, gains on sales of real estate and depreciation and amortization of real estate.

FFO increased 129% to $34.0 million for the three months ended June 30, 2004, as compared to $14.8 million in the three months ended June 30, 2003. The increase was primarily due to operating results attributable to the properties acquired in 2004 and 2003. FFO increased 155% to $67.4 million for the first six months of 2004, as compared to $26.4 million in the first six months of 2003. This increase also was primarily due to operating results attributable to the properties acquired in 2004 and 2003.

Back to Contents

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods presented (in thousands of dollars, except per share amounts):

	Three months ended June 30,

			per share and		per share and
		2004	OP Unit	2003	OP Unit

Net income		$11,392	$0.29	$144,638	$7.77
Minority interest in Operating Partnership		1,053	0.03	823	0.05
Minority interest in Operating Partnership — discontinued operations		222	0.01	15,650	0.84
Dividends on preferred shares		(3,403)	(0.09)	—	—
Gains on sales of interests in real estate		—	—	(4,321)	(0.23)
Gains on dispositions of discontinued operations		—	—	(150,201)	(8.07)
Depreciation and amortization:
Wholly owned & consolidated partnership, net	(a)	23,602	0.60	6,929	0.37
Unconsolidated partnerships & joint ventures	(a)	1,141	0.02	1,325	0.07
Discontinued operations		—	—	—	—

FUNDS FROM OPERATIONS (b)		$34,007	$0.86	$14,843	$0.80

Weighted average number of shares outstanding		35,517		16,616
Weighted average effect of full conversion of OP units		4,029		1,999

Total weighted average shares outstanding, including OP units		39,546		18,615

(a)	Excludes 2003 depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
(b)	Includes the non-cash effect of straight-line rents of $1.2 million and $ 0.6 million for the second quarter of 2004 and 2003, respectively.

	Six months ended June 30,

			per share and		per share and
		2004	OP Unit	2003	OP Unit

Net income		$20,355	$0.52	$149,615	$8.10
Minority interest in Operating Partnership		1,837	0.05	1,110	0.06
Minority interest in Operating Partnership — discontinued operations		402	0.01	15,886	0.86
Dividends on preferred shares		(6,806)	(0.17)	—	—
Gains on sales of interests in real estate		—	—	(5,513)	(0.30)
(Gains) adjustment to gains on dispositions of discontinued operations		550	0.01	(150,201)	(8.14)
Depreciation and amortization:
Wholly owned & consolidated partnership, net	(a)	48,881	1.24	9,579	0.52
Unconsolidated partnerships & joint ventures	(a)	2,219	0.05	3,591	0.20
Discontinued operations			—	2,309	0.13

FUNDS FROM OPERATIONS (b)		$67,438	$1.71	$26,376	$1.43

Weighted average number of shares outstanding		35,460		16,579
Weighted average effect of full conversion of OP units		3,933		1,882

Total weighted average shares outstanding, including OP units		39,393		18,461

(a)	Excludes 2003 depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
(b)	Includes the non-cash effect of straight-line rents of $2.7 million and $0.9 million for the first six months of 2004 and 2003, respectively.

CASH FLOWS

Operating Activities: Net cash provided by operating activities totaled $43.4 million for the first six months of 2004, compared to $34.4 million provided in the first six months of 2003. Net cash provided by operating activities in 2004 was impacted by the acquisition of the Rouse and Crown properties.

Back to Contents

     Investing Activities: Cash used by investing activities was $55.3 million for the first six months of 2004, compared to $4.8 million used in the first six months of 2003. Investing activities in the first six months of 2004 reflect investment in real estate of $42.1 million, investment in construction in progress of $10.0 million and investment in partnerships and joint ventures of $3.3 million. In the first six months of 2003, the Company’s sources of cash from investing activities included $163.1 million from the sale of real estate and $4.5 million from the sale of partnership interests. The Company’s investing activities that used cash in the first six months of 2003 included $158.1 million investment in wholly owned real estate, $9.9 million investment in construction in progress and $4.5 million investment in partnerships and joint ventures.

     Financing Activities: Cash used by financing activities was $4.9 million for the first six months of 2004, compared to $34.5 million used in 2003. The Company's sources of cash from financing activities in the first six months of 2004 were line of credit borrowings of $49.0 million and shares issued of $6.8 million. This was offset by distributions paid of $50.5 million, and principal installments on mortgage notes payable of $9.1 million.

COMMITMENTS

     At June 30, 2004, the Company had approximately $13.2 million committed to complete current development and redevelopment projects. The Company expects to finance this amount through borrowings under the Credit Facility or through short-term construction loans.

     In May 2004, the Company exercised its option to acquire the remaining ownership interest in New Castle Associates , which owns Cherry Hill Mall, and now owns 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the re maining partners of New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partner interest in New Castle Associates and George F. Rub in had a 1.43% indirect limited partner interest in New Castle Associates.

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

     Following the Company's sale of its 15 wholly-owned multifamily properties, the purchaser of those properties made claims against the Company seeking unspecified damages. During the second quarter of 2004, the Company paid $0.6 million to the purchaser to resolve these claims.

Back to Contents

Environmental

     The Company's management is aware of certain environmental matters at some of the Company's properties, including ground water contamination, above-normal radon levels, the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company's management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. Although the Company's management does not expect these matter to have any significant impact on the Company’s liquidity or result of operations, it can make no assurances that the amounts that have been reserved for these matters of $0.4 million will be adequate to cover future environmental costs. The Company has insurance coverage for environmental claims up to $2.0 million per occurrence and up to $4.0 million in the aggregate.

LITIGATION

     In April 2002, a joint venture, of which the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court's decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court's decision. The Company is not in a position to predict the outcome of the Superior Court's determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

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

Back to Contents

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2004, together with other statements and information publicly disseminated by the Company, contains certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties and changes in circumstances that may cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, the Company's business may be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including the possibility of war or terrorist attacks;

•	changes in local market conditions or other competitive factors;

•	existence of complex regulations, including those relating to the Company's status as a REIT, and the adverse consequences if the Company were to fail to qualify as a REIT;

•	risks relating to construction and development activities;

•	the Company's ability to maintain and increase property occupancy and rental rates;

•	the Company's ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	dependence on the Company's tenants' business operations and their financial stability;

•	possible environmental liabilities;

•	the Company's ability to raise capital through public and private offerings of debt and/or equity securities and other financing risks, including the availability of adequate funds at reasonable cost; and

•	the Company's short- and long-term liquidity position.

     Investors are also directed to consider the risks and uncertainties discussed in documents the Company has filed with the Securities and Exchange Commission, and in particular, its Annual Report on Form 10-K for the year ended December 31, 2003. The Company does not intend to and disclaims any duty or obligation to update or revise any forward-looking statements to reflect new information, to reflect future events or otherwise.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed rate debt. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company's market risk exposures during the first six months of 2004. These activities are discussed in further detail in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls And Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, and have concluded as follows:

•	Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported accurately and on a timely basis.

•	Information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

In April 2002, a joint venture in which the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court's decision to the Delaware Supreme Court, which, in April 2004, affirmed The Chancery Court's decision. The Company is not in a position to predict the outcome of the Superior Court's determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

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

Back to Contents

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

Unregistered Offerings

On June 2, 2004, PREIT Associates issued 522,698 Class A Units and 86,619 Class B Units to the former partners of New Castle Associates as consideration for PREIT Associates’ exercise of its option to acquire all of the interests in New Castle Associates not then owned by it.

All of the foregoing Units and shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in thesecond quarter of 2004 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees' use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2004	27,337	$35.58	—	$—
May 1 – May 31, 2004	2,049	$32.36	—	—
June 1 – June 30, 2004	29	$32.99	—	—

Total	29,415	$35.36	—	$—

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Holders of Certificates of Beneficial Interest of the Company was held on June 3, 2004. At such meeting, (1) Mr. Edward A. Glickman was elected, and Messrs. George F. Rubin and Ira M. Lubert and Ms. Rosemarie B. Greco were reelected to the Company’s Board of Trustees as Class C trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2007 and until their respective successors are elected and qualified, (2) Mr. Mark E. Pasquerilla was reelected to the Company’s Board of Trustees as a Class A trustee to serve until the 2005 Annual Meeting and until his successor is duly elected and qualified, (3) Mr. Donald F. Mazziotti was reelected as a Class B trustee to serve until the 2006 Annual Meeting and until his successor is duly elected and qualified and (4) KPMG LLP was ratified as the Company’s independent auditor for 2004. At the 2004 Annual Meeting, 30,167,240 votes were cast for Mr. Rubin, 30,294,490 votes were cast for Mr. Lubert, 30,173,708 votes were cast for Mr. Glickman, 30,381,095 votes were cast for Ms. Greco, 30,180,780 votes were cast for Mr. Pasquerilla and 30,341,626 votes were cast for Mr. Mazziotti. Under the Company’s Trust Agreement, votes cannot be cast against a candidate. The holders of 527,465 shares withheld authority to vote for Mr. Rubin, 400,216 shares withheld authority to vote for Mr. Lubert, 520,998 shares withheld authority to vote for Mr. Glickman, 313,610 shares withheld authority to vote for Ms. Greco, 513,965 shares withheld authority to vote for Mr. Pasquerilla and 353,079 shares withheld authority to vote for Mr. Mazziotti. The holders of 30,340,978 shares voted for the selection of KPMG LLP as the Company’s independent auditor for 2004, 294,424 shares voted against the selection of KPMG LLP and 59,303 shares abstained from voting for or against the selection of KPMG LLP.

In addition to Messrs. Rubin, Lubert, Glickman, Pasquerilla, and Mazziotti and Ms. Greco, the continuing members of the Company’s Board of Trustees following the 2004 Annual Meeting include Messrs. Lee H. Javitch, Leonard I. Korman, John J. Roberts, Ronald Rubin, and Jonathan B. Weller. Mr. Jeffrey P. Orleans resigned from the Board of Trustees effective as of the 2004 Annual Meeting.

Back to Contents

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	*#	Purchase and Sale Agreement between PREIT Associates, L.P. and Lightstone Real Estate Partners, LLC dated as of May 14, 2004, as amended on June 2, 2004.

3.1	*	By-Laws of PREIT as amended through July 29, 2004.

+10.1	*	Amended and Restated Employment Agreement, effective as of January 1, 2004, between PREIT and Ronald Rubin.

+10.2	*	Amended and Restated Employment Agreement, effective as of January 1, 2004, between PREIT and Jonathan B. Weller.

+10.3	*	Employment Agreement, effective as of January 1, 2004, between PREIT and George F. Rubin.

+10.4	*	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Edward Glickman.

+10.5	*	Employment Agreement, effective as of January 1, 2004, between PREIT and Joseph F. Coradino.

+10.6	*	Employment Agreement, dated as of April 23, 2004, between PREIT and Robert McCadden.

+10.7	*	Employment Agreement, effective as of January 1, 2004, between PREIT and Douglas S. Grayson.

+10.8	*	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and David J. Bryant.

+10.9	*	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Bruce Goldman.

+10.10	*	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Jeffrey A. Linn.

+10.11	*	Supplemental Retirement Plan for Jonathan B. Weller, effective as of September 1, 1994, as amended effective as of
September 1, 1998.

+10.12	*	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of September 1, 1994, as amended effective as of
September 1, 1998.

+10.13	*	Supplemental Executive Retirement Agreement, dated as of November 10, 2000, between PREIT and Edward A.
Glickman.

+10.14	*	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 1, 2002, between PREIT and Douglas S. Grayson.

+10.15	*	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 5, 2002, between PREIT and George F. Rubin.

+10.16	*	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 6, 2002, between PREIT and Joseph
F. Coradino.

+10.17	*	Nonqualified Supplemental Executive Retirement Agreement, dated as of May 17, 2004, between PREIT and Robert
McCadden.

10.18	*	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp.,
Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George Rubin, Ronald Rubin and the Non
QTIP Marital Trust under the will of Richard I. Rubin.

31.1	*	Certification pursuant to Exchange Act Rules 13a -14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	*	Certification pursuant to Exchange Act Rules 13a -14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

#	Schedules and exhibits thereto are omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Back to Contents

(b)	Reports on Form 8-K

During the three months ended June 30, 2004, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

•	furnished on May 5, 2004, Item 12 – Regarding quarterly earnings release
•	furnished on May 12, 2004, Item 12 – Regarding quarterly supplemental disclosure
•	filed on June 18, 2004, Item 5 – Regarding agreement to sell five properties
•	furnished on August 5, 2004, Item 12 – Regarding quarterly earnings release.

Back to Contents

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

By: /s/ Ronald Rubin

Ronald Rubin
Chief Executive Officer

By: /s/ Robert F. McCadden

Robert F. McCadden
Executive Vice President and Chief Financial Officer

By: /s/ David J. Bryant

David J. Bryant
Senior Vice President and Treasurer (Principal Accounting Officer)

Back to Contents

EXHIBIT INDEX

2.1	*#	Purchase and Sale Agreement between PREIT Associates, L.P. and Lightstone Real Estate Partners, LLC dated as of May 14, 2004, as amended on June 2, 2004.

3.1	*	By-Laws of PREIT as amended through July 29, 2004.

+10.1	*	Amended and Restated Employment Agreement, effective as of January 1, 2004, between PREIT and Ronald Rubin.

+10.2	*	Amended and Restated Employment Agreement, effective as of January 1, 2004, between PREIT and Jonathan B. Weller.

+10.3	*	Employment Agreement, effective as of January 1, 2004, between PREIT and George F. Rubin.

+10.4	*	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Edward Glickman.

+10.5	*	Employment Agreement, effective as of January 1, 2004, between PREIT and Joseph F. Coradino.

+10.6	*	Employment Agreement, dated as of April 23, 2004, between PREIT and Robert McCadden.

+10.7	*	Employment Agreement, effective as of January 1, 2004, between PREIT and Douglas S. Grayson.

+10.8	*	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and David J. Bryant.

+10.9	*	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Bruce Goldman.

+10.10	*	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Jeffrey A. Linn.

+10.11	*	Supplemental Retirement Plan for Jonathan B. Weller, effective as of September 1, 1994, as amended effective as of
September 1, 1998.

+10.12	*	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of September 1, 1994, as amended effective as of
September 1, 1998.

+10.13	*	Supplemental Executive Retirement Agreement, dated as of November 10, 2000, between PREIT and Edward A.
Glickman.

+10.14	*	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 1, 2002, between PREIT and Douglas S. Grayson.

+10.15	*	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 5, 2002, between PREIT and George F. Rubin.

+10.16	*	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 6, 2002, between PREIT and Joseph
F. Coradino.

+10.17	*	Nonqualified Supplemental Executive Retirement Agreement, dated as of May 17, 2004, between PREIT and Robert
McCadden.

10.18	*	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp.,
Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George Rubin, Ronald Rubin and the Non
QTIP Marital Trust under the will of Richard I. Rubin.

31.1	*	Certification pursuant to Exchange Act Rules 13a -14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	*	Certification pursuant to Exchange Act Rules 13a -14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

#	Schedules and exhibits thereto are omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any such omitted schedules and exhibits to the Securities and Exchange Commission upon request.