Form 10-Q
period 2004-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2004-11-09
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _____________________

Commission File Number 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

200 South Broad Street, Third Floor, Philadelphia, PA	19102-3803

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (215) 875-0700

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

Shares of beneficial interest outstanding at November 1, 2004: 36,096,674

Back to Contents

Part I - Financial Information
Item 1. Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	September 30, 2004	December 31, 2003

ASSETS:	(Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,374,305	$2,263,866
Land held for development	9,543	—
Construction in progress	21,905	20,231
Industrial properties	2,504	2,504

Total investments in real estate	2,408,257	2,286,601
Less accumulated depreciation	(132,819)	(78,416)

	2,275,438	2,208,185

INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES, at equity	28,700	29,166

OTHER ASSETS:	2,304,138	2,237,351
Assets held for sale	14,544	156,574
Cash and cash equivalents	30,401	42,977
Rents and sundry receivables (net of allowance for doubtful accounts of $10,726 and $5,379, respectively)	25,628	27,675
Intangible assets (net of accumulated amortization of $31,264 and $11,432, respectively)	163,275	181,544
Deferred costs and other assets, net	58,598	55,416

	$2,596,584	$2,701,537

LIABILITIES:
Mortgage notes payable	$1,179,861	$1,150,054
Debt premium on mortgage notes payable	60,946	71,127
Bank loan payable	112,000	170,000
Liabilities related to assets held for sale	17,936	71,341
Tenants’ deposits and deferred rents	16,251	13,099
Accrued expenses and other liabilities	76,204	89,630

Total liabilities	1,463,198	1,565,251

MINORITY INTEREST
Minority interest in properties	3,702	8,591
Minority interest in Operating Partnership	129,073	104,061

	132,775	112,652

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1 par value per share; 100,000,000 shares authorized; issued and outstanding 36,095,000 shares at September 30, 2004 and 35,544,000
shares at December 31, 2003	36,095	35,544
Non-convertible senior preferred shares, 11.00% cumulative, $.01 par value per share; 2,475,000 shares
authorized, issued and outstanding at September 30, 2004 and December 31, 2003	25	25
Capital contributed in excess of par	892,853	877,445
Deferred compensation	(8,593)	(3,196)
Accumulated other comprehensive loss	(1,831)	(2,006)
Retained earnings	82,062	115,822

Total shareholders’ equity	1,000,611	1,023,634

	$2,596,584	$2,701,537

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

REVENUE:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Real estate revenues:
Base rent	$62,274	$29,331	$185,647	$62,824
Expense reimbursements	29,870	13,553	86,407	26,389
Percentage rent	1,647	469	5,131	948
Lease termination revenues	1,691	27	2,678	285
Other real estate revenues	2,063	592	6,065	1,712

Total real estate revenues	97,545	43,972	285,928	92,158
Management company revenues	1,831	1,475	5,630	7,311
Interest and other income	180	217	865	552

Total revenues	99,556	45,664	292,423	100,021

EXPENSES:
Property operating expenses:
Property payroll and benefits	(7,344)	(2,596)	(19,539)	(5,231)
Real estate and other taxes	(8,525)	(4,726)	(26,446)	(8,937)
Utilities	(7,697)	(3,621)	(21,038)	(5,112)
Other operating expenses	(12,243)	(6,225)	(38,733)	(12,973)

Total property operating expenses	(35,809)	(17,168)	(105,756)	(32,253)
Depreciation and amortization	(22,684)	(9,192)	(71,830)	(19,699)
General and administrative expenses:
Corporate payroll and benefits	(7,336)	(4,274)	(22,591)	(12,907)
Other general and administrative expenses	(4,199)	(4,048)	(11,533)	(9,261)

Total general and administrative expenses	(11,535)	(8,322)	(34,124)	(22,168)
Interest expense	(18,293)	(8,483)	(53,858)	(21,626)

Total expenses	(88,321)	(43,165)	(265,568)	(95,746)
Income before equity in income of partnerships and joint ventures, gains on sales of interests in real estate,
minority interest and discontinued operations	11,235	2,499	26,855	4,275

Equity in income of partnerships and joint ventures	1,496	1,821	4,909	5,621
Gains on sales of interests in real estate	1,529	6,229	1,529	11,742

Income before minority interest and discontinued operations	14,260	10,549	33,293	21,638
Minority interest in properties	(48)	(311)	(545)	(518)
Minority interest in Operating Partnership	(1,525)	(989)	(3,362)	(2,099)

Income from continuing operations	12,687	9,249	29,386	19,021
Discontinued operations:
Income from discontinued operations	1,784	331	6,406	5,859
Gains (adjustments to gains) on sales of real estate	—	27,726	(550)	177,926
Minority interest in properties	(5)	—	(20)	—
Minority interest in Operating Partnership	(198)	(2,382)	(599)	(18,268)

Income from discontinued operations	1,581	25,675	5,237	165,517

Net income	14,268	34,924	34,623	184,538
Dividends on preferred shares	(3,403)	—	(10,209)	—

Net income available to common shareholders	$10,865	$34,924	$24,414	$184,538

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
EARNINGS PER SHARE
(in thousands of dollars, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from continuing operations	$12,687	$9,249	$29,386	$19,021
Dividends on preferred shares	(3,403)	—	(10,209)	—

Income from continuing operations available to common shareholders	9,284	9,249	19,177	19,021
Dividends on unvested restricted shares	(196)	—	(548)	—

Income from continuing operations used to calculate earnings per share	$9,088	$9,249	$18,629	$19,021

Income from discontinued operations	$1,581	$25,675	$5,237	$165,517

Basic earnings per share:
Income from continuing operations	$0.26	$0.47	$0.52	$1.08
Income from discontinued operations	0.04	1.32	0.15	9.43

	$0.30	$1.79	$0.67	$10.51

Diluted earnings per share:
Income from continuing operations	$0.26	$0.47	$0.52	$1.06
Income from discontinued operations	0.04	1.29	0.15	9.26

	$0.30	$1.76	$0.67	$10.32

(in thousands)
Weighted-average shares outstanding – basic	35,695	19,488	35,539	17,560
Effect of common share equivalents	299	383	280	314

Weighted-average shares outstanding – diluted	35,994	19,871	35,819	17,874

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended September 30,

	2004	2003

Cash Flows from Operating Activities:	(Unaudited)	(Unaudited)
Net Income	$34,623	$184,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,830	22,008
Amortization of deferred financing costs	1,238	2,320
Provision for doubtful accounts	6,166	1,739
Amortization of deferred compensation	2,513	1,480
Amortization of debt premium	(14,542)	(3,007)
Equity in income in partnerships and joint ventures in excess of distributions	(506)	—
Minority interest	4,526	20,367
Gains on sales of interests in real estate	(979)	(189,668)
Change in assets and liabilities:
Net change in other assets	(7,585)	4,854
Net change in other liabilities	(18,432)	9,573

Net cash provided by operating activities	78,852	54,204

Cash Flows from Investing Activities:
Investments in wholly-owned real estate, furniture and equipment, net of cash acquired	(50,368)	(200,620)
Investment in construction in progress	(14,643)	(14,188)
Investments in partnerships and joint ventures	(1,010)	(4,818)
Cash distributions from partnerships and joint ventures in excess of equity in income	—	313
Cash proceeds from sales of interests in partnerships and joint ventures	4,140	9,744
Cash proceeds from sales of wholly-owned real estate	107,563	207,441

Net cash provided by (used in) investing activities	45,682	(2,128)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(14,103)	(2,037)
Repayment of mortgage notes payable	—	(191,631)
Proceeds from mortgage notes payable	—	134,250
Borrowing from revolving credit facility	49,000	30,100
Repayment of revolving credit facility	(107,000)	(160,900)
Payment of deferred financing costs	(101)	(1,425)
Shares of beneficial interest issued, net of issuance costs	12,036	197,578
Shares of beneficial interest repurchased	(1,052)	(761)
Distributions paid to common and preferred shareholders	(68,382)	(29,018)
Distributions paid to OP Unit holders and minority partners	(7,508)	(3,385)

Net cash used in financing activities	(137,110)	(27,229)

Net change in cash and cash equivalents	(12,576)	24,847
Cash and cash equivalents, beginning of period	42,977	13,553

Cash and cash equivalents, end of period	$30,401	$38,400

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.	BASIS OF PRESENTATION:

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2003. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows, are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

The Company, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 31.0 million square feet, of which the Company and its joint venture partners own approximately 24.1 million square feet. The Company’s portfolio currently consists of 52 properties in 12 states and includes 35 shopping malls, 13 strip and power centers and four industrial properties.

The Company’s interests in its properties are held through PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2004, the Company held an 89.1% interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

The Company’s management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC (“PREIT Services”), which manages properties wholly-owned by the Company, and PREIT-RUBIN, Inc. ( “PRI”), which manages properties not wholly-owned by the Company, including properties owned by joint ventures in which the Company participates. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company’s continued qualification as a real estate investment trust.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, (“FIN 46”) (revised December 2003 (“FIN 46R”)), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and, accordingly, should consolidate the entity. FIN 46R replaces FIN 46. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and, as of March 31, 2004, to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company has not created any variable interest entities after January 31, 2003. The Company adopted this standard as of January 1, 2004 and has analyzed the applicability of this interpretation to its entities created before February 1, 2003. Management believes that none of the Company’s joint ventures are variable interest entities. The Company reached this determination because each entity’s equity at risk was sufficient to allow it to finance its activities without additional subordinated financial support. All of the operating properties were financed with third-party non-recourse loans which were comparable to loans generally available to finance similar properties. In addition, the equity holders in each entity participate significantly in the entity’s profits and losses. Neither the Company nor any of the other investors have provided any form of subordinated financial support to these entities in the form of loan guarantees or otherwise.

Back to Contents

3.	REAL ESTATE ACTIVITIES:

Investments in real estate as of September 30, 2004 and December 31, 2003 were comprised of the following (in thousands of dollars):

	September 30, 2004	December 31, 2003

Buildings and improvements	$2,012,829	$1,882,735
Land	395,428	403,866

Total investments in real estate	2,408,257	2,286,601
Accumulated depreciation	(132,819)	(78,416)

Net investments in real estate	$2,275,438	$2,208,185

Significant Acquisitions

The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

Crown Merger

On November 20, 2003, the Company announced the closing of the merger of Crown American Realty Trust (“Crown”) with and into the Company (the “Merger”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 13, 2003, by and among the Company, PREIT Associates, L.P., Crown and Crown American Properties, L.P. (“CAP”), a limited partnership of which Crown was the sole general partner before the Merger. Through the Merger and related transactions, the Company acquired 26 wholly-owned regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.

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

Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets — excluding a portion of its interest in two partnerships — and substantially all of its liabilities to the Company’s Operating Partnership in exchange for 1,703,214 units of limited partnership interest in the Operating Partnership (“OP Units”). The interest in the two partnerships retained by CAP is subject to a put-call arrangement involving 341,297 additional OP Units (see Note 10 under “Other”). These partnerships are consolidated for financial reporting purposes.

Back to Contents

The value of shares of beneficial interest, preferred shares, OP Units, options and warrants issued in connection with the merger with Crown were determined based on the closing market value of the related securities on May 13, 2003, the date on which the financial terms of the merger with Crown were substantially complete.

In connection with the Merger, the Company also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not prepaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum, or (ii) the 17-year treasury rate plus 3.0% per annum. The Company also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum. The Company also paid off all $154.9 million of outstanding indebtedness under a Crown credit facility with borrowings under the Company’s Credit Facility.

During the first nine months of 2004, the Company recorded additional amounts to be included in the basis in the properties acquired in the Crown merger of $2.8 million, primarily relating to additional professional fees incurred in connection with the merger. This amount was allocated to the properties in continuing operations on a pro rata basis based on amounts originally allocated in 2003.

Six of the properties acquired in connection with the Merger were considered to be non-strategic, and were classified as held-for-sale (the “Non-Core Properties”). The Non-Core Properties were: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania; and West Manchester Mall in York, Pennsylvania. As further described below under “Dispositions,” five of these properties were sold in September 2004.

As of December 31, 2003, the Company’s allocation of the purchase price of the Crown merger was preliminary. During the first nine months of 2004, the Company reallocated to properties other than the Non-Core Properties $29.3 million of the purchase price that was originally allocated to the Non-Core Properties, based on additional information obtained about the value of the underlying properties. This amount was reallocated among the 20 properties acquired in the Crown merger that are classified in continuing operations.

Additional 2004 and 2003 Acquisitions

In May 2004, the Company acquired the Gallery at Market East II in Philadelphia, Pennsylvania, with 334,400 square feet, for a purchase price of $32.4 million. The purchase price was primarily funded from the Company’s unsecured revolving Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases.

In March 2004, the Company acquired a 25 acre parcel of land in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

In September 2003, the Company completed its acquisition of Willow Grove Park in Willow Grove, Pennsylvania. In February 2000, the Company entered into a joint venture with the Pennsylvania State Employee Retirement System (“PaSERS”) to acquire Willow Grove Park. The Company’s interest was 0.01% at the time it entered into the partnership that owns the property. In November 2001, the Company increased its ownership in the partnership that owned the property to 30%. In September 2003, the Company acquired the remaining 70% partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company’s August 2003 equity offering (See Note 4). As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest), with an interest rate of 8.39% and maturing in March 2006.

Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash from the Company’s August 2003 equity offering (See Note 4) and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

Back to Contents

In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company (“Rouse”) and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor’s interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association (“TIAA”). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates’ interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. In May 2004, the Company exercised its option to acquire the remaining ownership interest in New Castle Associates in exchange for an aggregate of 609,317 additional OP Units. As a result, the Company now owns 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. The aggregate purchase price for the Company’s acquisition of the five malls from Rouse, for TIAA’s ground lease interest in Plymouth Meeting Mall and for New Castle Associates (including the additional purchase price paid upon exercise of the Company’s option to acquire the remaining interests in New Castle Associates) was approximately $549 million, including approximately $237 million in cash, the assumption of approximately $277 million in non-recourse mortgage debt and the issuance of approximately $35 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued to them.

Pan American Associates, the former sole general partner and a former limited partner of New Castle Associates, is controlled by Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partner interest in New Castle Associates.

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

Pending Acquisitions

On October 8, 2004, the Company signed an agreement to purchase 100% of the partnership interests in Cumberland Mall Associates, a New Jersey limited partnership that owns the Cumberland Mall in Vineland, New Jersey. The total purchase price is expected to be approximately $59.5 million, which includes $47.9 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price will include approximately $10.5 million in OP Units, which will be valued based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. At the option of the owners of Cumberland Mall Associates, up to $1.25 million of the purchase price may be paid in cash in lieu of OP Units. In a related transaction, the Operating Partnership signed an agreement with Hennis Road, L.L.C., an affiliate of the owners of Cumberland Mall Associates, to acquire a vacant 1.7 acre land parcel adjacent to Cumberland Mall for $0.8 million, which the Company has included in the aggregate $59.5 million purchase price. The transaction is expected to be completed in the fourth quarter of 2004, but is subject to customary closing conditions, including the satisfactory completion of the Company’s due diligence and approval of the current mortgage lenders.

PREIT-Rubin, Inc. has managed and leased Cumberland Mall since 1997 for Cumberland Mall Associates. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George Rubin, a vice chairman and a trustee of the Company, control and have substantial ownership interests in Cumberland Mall Associates and the entity that owns the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees was organized to evaluate the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PREIT-Rubin, Inc. under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The Company’s Board of Trustees also approved the transaction.

The Company has agreed to provide tax protection related to its pending acquisition of Cumberland Mall Associates. If the closing of the transaction occurs, the Company will provide tax protection to the current owners of Cumberland Mall Associates for a period of eight years following the closing. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company, are beneficiaries of this tax protection agreement.

On October 14, 2004, the Company entered into a Purchase and Sale Agreement with The Prudential Insurance Company of America and Colonial Realty Limited Partnership, as tenants in common, to purchase the Orlando Fashion Square mall in Orlando, Florida for approximately $123.5 million. The transaction is expected to be completed in the fourth quarter of 2004 and will be financed with borrowings from the Company’s Credit Facility. The Company made a $2.0 million deposit, which it will forfeit if it does not close the transaction for any reason other than the failure of the sellers to comply with typical closing conditions. The transaction has been approved by the Company’s Board of Trustees, but remains subject to other customary closing conditions.

Back to Contents

Pro Forma Information

Pro forma revenues, net income, basic net income per share and diluted net income per share for the three months and nine months ended September 30, 2003, reflecting the purchases of the Crown properties, the Rouse properties (including Cherry Hill Mall), Gallery at Market East II and the remaining interest in Willow Grove Park, as if the purchases took place on January 1, 2003, are presented below. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2003, nor does the pro forma information purport to be indicative of the results of operations for future periods (in thousands of dollars, except per share amounts):

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2003	2003

Revenues	$96,284	$292,513

Net income available to common shareholders	$37,201	$206,261

Basic net income per share	$1.19	$7.04

Diluted net income per share	$1.18	$6.97

Pro forma information for 2004 is not presented because the pro forma impact of the Gallery at Market East II acquisition and the acquisition of the remaining interest in New Castle Associates is immaterial to the results of operations for the 2004 periods.

Dispositions

The Company sold five of the Non-Core Properties for a sale price of $110.7 million in September 2004. The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. West Manchester Mall and Martinsburg Mall served as part of the collateral pool that secures a mortgage with GE Capital Corporation. In connection with the closing, these properties were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The Company used the proceeds from this sale to pay down amounts outstanding under the Company’s Credit Facility. The Company did not record a gain or loss on this sale. The sixth Non-Core Property, Schuylkill Mall, remained designated as held for sale.

The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, during the second and third quarters of 2003. During May and July 2003, in a series of transactions, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company’s wholly-owned multifamily properties resulted in a gain of $178.1 million in 2003. In 2004, the Company recorded a $0.6 million reduction to the gain on the sale of the wholly-owned properties in connection with the settlement of claims made against the Company by the purchaser of the properties. The results of operations of these wholly-owned properties and the resulting gains on sale are presented as discontinued operations in the accompanying consolidated statements of income for all periods presented.

Back to Contents

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

In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center in Allentown, Pennsylvania for $3.2 million. The Company recognized a gain of $1.1 million in the first nine months of 2003 as a result of this sale.

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

The following table summarizes revenue and expense information for the wholly-owned multifamily portfolio and the Non-Core Properties (in thousands of dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Real estate revenues	$7,028	$993	$21,697	$24,762
Expenses
Property operating expenses	(4,409)	(492)	(12,685)	(11,384)
Depreciation and amortization (1)	—	—	—	(2,309)
Interest expense	(835)	(170)	(2,606)	(5,210)

Total expenses	(5,244)	(662)	(15,291)	(18,903)

Income from discontinued operations	1,784	331	6,406	5,859
Gains (adjustments to gains) on sales of real estate	—	27,726	(550)	177,926
Minority interest	(203)	(2,382)	(619)	(18,268)

Income from discontinued operations	$1,581	$25,675	$5,237	$165,517

(1)	The Company classified the wholly-owned multifamily properties as assets held for sale as of March 31, 2003, and ceased depreciating these properties as of March 31, 2003.

Development Activity

As of September 30, 2004, the Company had capitalized $13.9 million related to construction and development activities. Of this amount, $12.4 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships and joint ventures. The Company capitalizes direct costs associated with construction and development activities such as legal fees, interest, real estate taxes, certain internal costs, surveys, civil engineering surveys, environmental testing costs, traffic and feasibility studies and deposits on land purchase contracts. Non-refundable deposits on land purchase contracts were $1.1 million at September 30, 2004.

Back to Contents

On October 7, 2004, the Company entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). Neither the Company nor any of its affiliates have any ownership interest in Valley View or Centaur. The MOU contemplates that (i) the Company will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 218 acre site (the “Property”) located 35 miles northwest of Pittsburgh, Pennsylvania, and (ii) the Company will acquire the Property and lease the Property to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. Valley View currently holds options (the “Options”) to acquire the Property.

The acquisition of the Property by the Company and the construction of the racetrack require the issuance to Valley View of the sole license (the “Racing License”) remaining unissued for a harness racetrack in Pennsylvania, and the construction of the casino requires the issuance to Valley View under the recently enacted Pennsylvania Race Horse Development and Gaming Act of a license for Alternative Gaming. Valley View is not the sole applicant for the remaining harness racing license, and hearings on the applications have only recently begun. The Company is not able to predict whether or when Valley View will be issued a harness racing license.

Upon execution of the MOU, the Company paid approximately $1.0 million to Valley View, representing a portion of expenses incurred by or on behalf of Valley View prior to the execution of the MOU. Under their current terms, several Options held by Valley View are expected to expire before a decision is made regarding the issuance of the Racing License. In the event that the Options are not extended to a date after the issuance of the Racing License, Valley View may elect to exercise the Options and acquire the Property. In such event, the Company will be required to pay to Valley View 20% of the acquisition costs (the “Acquisition Cost”) paid by Valley View. The Acquisition Cost consists of the purchase price payable under the Options of approximately $3.3 million and costs associated with the purchase of the Property. If the Racing License is issued to Valley View after it has acquired the Property, Valley View will transfer the Property to the Company, and the Company will pay to Valley View an amount equal to the Acquisition Cost less the 20% portion of the Acquisition Cost previously paid by the Company. If, due to the extension of the Options or otherwise, the Racing License is issued to Valley View prior to the exercise of the Options, the Options will be assigned to the Company which, at the direction of Valley View, will then exercise the Options and acquire the Property for the Acquisition Cost.

Upon the Company’s acquisition of the Property, the Company and Valley View will enter into a long-term ground lease for the Property (the “Lease”). The Lease will obligate Valley View, as lessee, to pay all costs associated with the ownership and operation of the Property. The Company will pay as a tenant allowance an amount equal to 20% of the costs of such improvements subject to certain limitations, including the limitation that the total of all payments by the Company will not exceed $10 million. Valley View will also pay the Company a development fee of $3 million for customary development management services in connection with the development and construction of the racetrack, casino and related improvements.

4.	EQUITY OFFERING:

In August 2003, the Company issued 6,325,000 common shares in a public offering at $29.75 per share. The Company received net proceeds from the offering of approximately $183.9 million after deducting payment of the underwriting discount of $0.25 per share and offering expenses. The Company used approximately $45.5 million of the net proceeds for the Willow Grove Park acquisition, approximately $13.5 million for a land parcel acquisition, $94.9 million to repay amounts outstanding under the Company’s Credit Facility and the remainder for other working capital purposes.

Back to Contents

5.	INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES:

The following table presents summarized financial information regarding the Company’s equity investments in eight unconsolidated partnerships and joint ventures including one property under development, as of September 30, 2004 and December 31, 2003 (in thousands of dollars):

	September 30,	December 31,
	2004	2003

Assets
Investments in real estate, at cost:
Retail properties	$245,620	$252,789
Construction in progress	1,506	1,506

Total investments in real estate	247,126	254,295
Less: accumulated depreciation	(63,362)	(63,647)

	183,764	190,648
Cash and cash equivalents	7,408	5,616
Deferred costs, prepaid real estate taxes and other, net	26,620	29,151

Total assets	217,792	225,415

Liabilities and Partners’ equity
Mortgage notes payable	220,671	223,763
Other liabilities	9,579	11,414

Total liabilities	230,250	235,177

Net equity (deficit)	(12,458)	(9,762)
Less: Partners’ share	(6,353)	(5,461)

Company’s share	(6,105)	(4,301)
Excess investment (1)	12,178	9,316
Advances	8,431	8,094

Net investments and advances	$14,504	$13,109

Investment in partnerships and joint ventures, at equity	$28,700	$29,166
Deficit investments in partnerships and joint ventures
included in accrued expenses and other liabilities	(14,196)	(16,057)

	$14,504	$13,109

(1)	Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the joint ventures. The excess investment is amortized over the life of the properties, and the amortization is included in equity in income of partnerships and joint ventures.

Back to Contents

The following table summarizes the Company’s equity in income of partnerships and joint ventures for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Gross revenues from real estate	$13,388	$19,688	$42,599	$66,314

Expenses:
Property operating expenses	(4,234)	(6,833)	(13,382)	(22,623)
Interest expense	(4,093)	(6,331)	(12,684)	(21,121)
Depreciation and amortization	(1,980)	(2,983)	(6,373)	(11,180)

Total expenses	(10,307)	(16,147)	(32,439)	(54,924)

Net income	3,081	3,541	10,160	11,390
Less: Partners’ share	1,557	1,744	5,140	5,707

Company’s share	1,524	1,797	5,020	5,683
Amortization of excess investment	(28)	24	(111)	(62)

Company’s share of equity in income of partnerships
and joint ventures	$1,496	$1,821	$4,909	$5,621

In August, 2004, the Company sold its 60% ownership interest in Rio Grande Mall, a 166,000 square feet strip center in Rio Grande, New Jersey, to Freeco Development LLC, an affiliate of its joint venture partner in this property, for net proceeds of $4.1 million. The Company recorded a gain of approximately $1.5 million in the third quarter of 2004 from this transaction.

6.	COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income	$14,268	$34,924	$34,623	$184,538
Other comprehensive loss (1)	(56)	(1,560)	(175)	(3,019)

Total comprehensive income	$14,212	$33,364	$34,448	$181,519

(1)	Represents amortization of deferred hedging costs associated with completed development activities, and write off of deferred hedging costs associated with terminated development activities.

Back to Contents

7.	DISTRIBUTIONS:

The per-share amount declared for distribution and not yet distributed as of the date of this report and the comparable per-share amount declared for distribution that was not distributed as of November 17, 2003 are as follows:

Date Declared	Record Date	Payment Date	Amount per share

Shares of beneficial interest
October 17, 2003	October 27, 2003	December 15, 2003	$0.54
October 29, 2004	December 1, 2004	December 15, 2004	$0.54

Preferred shares
October 29, 2004	December 1, 2004	December 15, 2004	$1.375

8.	CASH FLOW INFORMATION:

Cash paid for interest was $68.3 million (net of capitalized interest of $1.0 million) and $28.8 million (net of capitalized interest of $1.1 million), respectively, for the nine months ended September 30, 2004 and 2003, respectively.

Significant non-cash transactions

During the first nine months of 2004, the Company issued 609,317 OP Units in connection with exercising its option to purchase the remaining interest in New Castle Associates. The OP Units were recorded at their fair market value as of April 28, 2003 (the date of the option agreement) of $17.8 million, or $29.285 per share.

The Company’s 1997 acquisition of The Rubin Organization entitled the former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company’s other executive officers, the “TRO Affiliates”) to receive up to 800,000 additional units of limited partnership interest in the Operating Partnership based on the Company’s funds from operations for the five-year period beginning September 30, 1997. All 665,000 units attributable to the period beginning September 30, 1997 and ending December 31, 2001 were issued to the TRO Affiliates. The determination regarding the remaining 135,000 units attributable to the period from January 1, 2002 through September 30, 2002 was deferred until March 2004. In March 2004, a special committee of disinterested members of the Company’s board of trustees (the “Special TRO Committee”) determined that 76,622 of these 135,000 units should be issued. Because the issuance of these units was deferred until March 2004, the Company also paid to the TRO Affiliates $0.3 million in cash in respect of distributions that would have been paid on the units, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $3.0 million increase to goodwill. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense.

The TRO Affiliates also were eligible to receive additional units in respect of the Company’s payment for certain development and predevelopment properties acquired as part of the Company’s acquisition of The Rubin Organization. In December 2003, in exchange for the remaining 11% interest in a parcel related to Northeast Tower Center, which was one of the development properties, Ronald Rubin received 4,552 units and George F. Rubin received 1,738 units. The fair market value of the units was recorded as a $0.1 million increase to investment in real estate. In March 2004, the Special TRO Committee determined that 37,549 units should be issued to the TRO Affiliates in respect of one other development property. Because the issuance of these units was deferred until March 2004, the Company also paid to the TRO Affiliates $0.4 million in cash in respect of distributions that would have been paid on the units from the completion date of the development of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $1.7 million increase to investment in real estate . The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense. Also, in March 2004, the Special TRO Committee determined that 165,739 units were issuable to the TRO Affiliates in respect of the predevelopment properties. Because the issuance of these units was deferred until March 2004, the Company also paid to the TRO Affiliates $1.6 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $4.6 million increase to investment in real estate and a $2.9 million increase to investment in partnerships and joint ventures. The portion of the cash payment that represented interest of $0.2 million was recorded as interest expense.

Back to Contents

In connection with the Special TRO Committee’s determinations to issue the units and make the cash payments in March 2004 as described above, the following former TRO affiliates who are officers of the Company received the following consideration: (1) Ronald Rubin received 104,282 units and $819,561 in cash; (2) George F. Rubin received 46,336 units and $362,535 in cash; (3) Joseph F. Coradino received 19,133 units and $150,105 in cash; (4) Edward A. Glickman received 11,272 units and $87,792 in cash; (5) Douglas S. Grayson received 5,529 units and $42,920 in cash; and (6) David J. Bryant received 1,277 units and $59,772 in cash ($50,000 of which was allocated to Mr. Bryant by the TRO Affiliates for his services on behalf of the TRO Affiliates in connection with the determination of the final payments). The TRO Affiliates have agreed in writing that they are not entitled to any additional consideration in respect of the Company’s acquisition of The Rubin Organization.

9.	RELATED PARTY TRANSACTIONS:

General

PRI provides management, leasing and development services for 11 properties owned by partnerships and other ventures in which certain officers and trustees of the Company and PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a recently appointed trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.4 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively, and $0.9 million and $4.1 million for the nine months ended September 30, 2004 and 2003, respectively. The 2003 amounts include the $2.0 million brokerage fee received in connection with the sale of Christiana Mall.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers and trustees of the Company have an interest. Total rent expense under this lease was $0.3 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively.

On September 22, 2004, the Company entered into a Second Amendment, effective June 1, 2004, to the Office Lease (as amended, the “Office Lease”) with the Landlord. Among other things, the amendment extends the Company’s rentable space under the Office Lease to a total of approximately 68,100 square feet, which includes approximately 42,700 square feet currently leased from the Landlord, approximately 15,400 square feet currently subleased from another tenant, and approximately 10,000 square feet of new space. The term of the Office Lease is 10 years, commencing November 1, 2004. The Company has the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the Office Lease. In addition, the Company has the right on one occasion at any time during the seventh lease year to terminate the Office Lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent is $1.4 million per year during the first five years of the Office Lease and $1.5 million per year during the second five years.

Ronald Rubin, a trustee and the chairman and chief executive officer of the Company, and George F. Rubin, a trustee and a vice chairman of the Company, collectively with members of their immediate families, own approximately a 16.66% interest in the Landlord.

Back to Contents

The Rubin Organization

See Note 8 under “Significant non-cash transactions.”

New Castle Associates

Officers of the Company, including Ronald Rubin and George Rubin, also were parties to the Rouse transaction through their ownership interest in New Castle Associates. In May 2004, the Company exercised its option to acquire the remaining ownership interest in New Castle Associates in exchange for an aggregate of 609,317 additional OP Units. As a result, the Company now owns 100% of New Castle Associates (see Note 3 under “Additional 2004 and 2003 Acquisitions”). Ronald Rubin and George Rubin are entitled to certain tax protection related to the New Castle Associates transaction (see Note 10 under “Guarantees”).

Crown Merger

Mark E. Pasquerilla, who was elected as a trustee of the Company following the Crown merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with the Company, including the right to receive additional consideration related to the merger as described in Note 10 under “Other”, as well as the following:

•	a contract for information technology and tax support services to the Company by an entity controlled by Mr. Pasquerilla, which is substantially complete; and a lease with an entity controlled by Mr. Pasquerilla for space in Crown’s former headquarters in connection with the Company’s post-closing transition activities, which now covers only a small amount of space (pending the availability of additional space at the Company’s principal executive office). In the third quarter of 2004, after obtaining the review and approval of the independent trustees of the Company, the Company sold certain personal property in Crown’s former headquarters to an entity controlled by Mr. Pasquerilla for approximately $0.4 million. The Company did not recognize any gain or loss on the sale of the personal property;

•	the tax protection agreement described in Note 10 under “Guarantees”

•	agreements by Mr. Pasquerilla not to acquire additional shares of the Company or to seek to acquire control of the Company within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares of the Company within specified time periods or in excess of specified amounts; and

•	a registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the merger, an agreement by Mr. Pasquerilla not to compete with the Company for a period of time following the merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

Cumberland Mall

On October 8, 2004, the Company signed an agreement to purchase 100% of the partnership interests in Cumberland Mall Associates, a New Jersey limited partnership that owns the Cumberland Mall in Vineland, New Jersey. The total purchase price is expected to be approximately $59.5 million, which includes $47.9 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price will include approximately $10.5 million in OP Units, which will be valued based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. At the option of the owners of Cumberland Mall Associates, up to $1.25 million of the purchase price may be paid in cash in lieu of OP Units. In a related transaction, the Operating Partnership signed an agreement with Hennis Road, L.L.C., an affiliate of the owners of Cumberland Mall Associates, to acquire a vacant 1.7 acre land parcel adjacent to Cumberland Mall for $0.8 million, which the Company has included in the aggregate $59.5 million purchase price. The transaction is expected to be completed in the fourth quarter of 2004, but is subject to customary closing conditions, including the satisfactory completion of the Company’s due diligence and approval of the current mortgage lenders.

PREIT-Rubin, Inc. has managed and leased Cumberland Mall since 1997 for Cumberland Mall Associates. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George Rubin, a vice chairman and a trustee of the Company, control and have substantial ownership interests in Cumberland Mall Associates and the entity that owns the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees was organized to evaluate the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PREIT-Rubin, Inc. under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The Company’s Board of Trustees also approved the transaction.

The Company has agreed to provide tax protection related to its pending acquisition of Cumberland Mall Associates. If the closing of the transaction occurs, the Company will provide tax protection to the current owners of Cumberland Mall Associates for a period of eight years following the closing. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company, are beneficiaries of this tax protection agreement.

Back to Contents

10.	COMMITMENTS AND CONTINGENCIES:

Development Activities

The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a joint venture partner, the Company’s flexibility in funding the project may be governed by the joint venture agreement or the covenants existing in the Company’s Credit Facility, which limit PREIT’s involvement in joint venture projects. At September 30, 2004, the Company had commitments of approximately $63.4 million related to construction activities at current development and redevelopment projects, which is expected to be financed through the Company’s Credit Facility or through short-term construction loans.

Legal Actions

In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

In June and July respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC, and has taken actions to preserve its rights with respect to such insurance. The Company is unable to estimate or determine the likelihood of any loss to the Company.

In April 2002, a joint venture in which we hold a 50% interest filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court’s decision to the Delaware Supreme Court, which, in April 2004, affirmed The Chancery Court’s decision. The Company is not in a position to predict the outcome of the Superior Court’s determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

Back to Contents

Following the Company’s sale of its 15 wholly-owned multifamily properties, the purchaser of those properties made claims against the Company seeking unspecified damages. During the second quarter of 2004, the Company paid $0.6 million to the purchaser to resolve these claims, which was recorded as an adjustment to the gain on the sale of real estate.

Environmental

The Company’s management is aware of certain environmental matters at some of the Company’s properties, including ground water contamination, above-normal radon levels, the presence of asbestos-containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company’s management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company’s management can make no assurances that the amounts that have been reserved for these matters of $0.2 million will be adequate to cover future environmental costs. The Company has insurance coverage for environmental claims up to $2.0 million per occurrence and up to $4.0 million in the aggregate.

Guarantees

Financial Accounting Standards Board Interpretation No. 45,“Guarantor’s Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others” (“FIN 45”), requires that a liability be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires that certain information related to the guarantees be disclosed in the guarantor’s financial statements. In the course of its business, the Company has the following guarantees:

•	The Company and its subsidiaries are guarantors of the Operating Partnership’s $500 million unsecured credit facility, which had $112.0 million outstanding at September 30, 2004.

•	The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East and Moorestown Mall from The Rouse Company, the Company is now obligated to provide tax protection to the former owner of the Woods Apartments if the Company sells any of Exton Square Mall, The Gallery at Market East or Moorestown Mall prior to August 2006.

•	In connection with the Company’s merger with Crown, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the merger. If the Company violates the tax protection agreement during the first five years of the protection period, it would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If the Company were to sell properties in violation of the tax protection agreement, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial. The sale of five of the Non-Core Properties to Lightstone Real Estate Partners, LLC in September 2004 did not trigger the provisions of the tax protection agreement.

•	The Company has provided tax protection related to its acquisition of New Castle Associates for a period of eight years ending in April 2011. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company, are beneficiaries of this tax protection agreement.

•	The Company has agreed to provide tax protection related to its pending acquisition of Cumberland Mall Associates. If the closing of the transaction occurs, the Company will provide tax protection to the current owners of Cumberland Mall Associates for a period of eight years following the closing. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company, are beneficiaries of this tax protection agreement.

Back to Contents

The Company did not enter into any other guarantees in connection with its merger, acquisition or disposal activities in 2004 and 2003.

Other

In connection with the Crown merger, Crown’s former operating partnership retained an 11% interest in the capital and a 1% interest in the profits of two partnerships that own 12 shopping malls. The Company consolidates these partnerships for financial reporting purposes. The retained interests entitle Crown’s former operating partnership to a quarterly cumulative preferred distribution of $184,300 and are subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this agreement, the Company has the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) and Crown’s former operating partnership has the right to contribute the retained interests to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown’s former operating partnership.

11.	SEGMENT INFORMATION:

The Company has three reportable segments: (1) retail properties, (2) development and other, and (3) corporate. As of September 30, 2004, the retail segment included the operation and management of 48 retail shopping malls, power centers and strip centers (41 wholly-owned, and 7 owned in unconsolidated joint venture form). The Company formerly had a fourth, multifamily segment, which included the operation and management of 19 apartment communities (15 wholly-owned and four owned in joint venture form) that were sold in 2003. The development and other segment includes the operation and management of four retail properties under development (three wholly-owned and one in joint venture form), four industrial properties and various pre-development activities (all wholly-owned). The corporate segment includes cash and investment management, unallocated real estate management costs, taxable REIT subsidiary activities, and certain other general support functions.

The accounting policies for the segments are the same as those the Company uses for consolidated financial reporting, except that, for segment reporting purposes, the Company uses the “proportionate-consolidation method” of accounting (a non-GAAP measure) for joint venture properties, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of its equity method investments.

The column entitled “Reconcile to GAAP” in the charts below reconciles the amounts presented under the proportionate-consolidation method and in discontinued operations to the consolidated amounts reflected on the Company’s consolidated balance sheets and consolidated statements of income.

Back to Contents

     The chief operating decision-making group for the Company’s retail, development and other, and corporate segments is comprised of the Company’s chief executive officer, president, and the lead executives of each of the Company’s operating segments. The lead executives of each operating segment also manage the profitability of each respective segment with a focus on net operating income. The chief operating decision-making group defines net operating income as real estate operating revenues minus real estate operating expenses (including allocated general and administrative expenses). The operating segments are managed separately because each operating segment represents a different property type (retail or multifamily), as well as construction in progress and corporate services.

Three Months Ended		Development			Reconcile to
September 30, 2004	Retail	and Other	Corporate	Total	GAAP	Consolidated

	(thousands of dollars)
Real estate operating revenues	$111,054	$98	$—	$111,152	$(13,607)	$97,545

Real estate operating expense	(42,274)	(14)	—	(42,288)	6,479	(35,809)

Net operating income	68,780	84	—	68,864
Management company revenue	—	—	1,831	1,831	—	1,831
Interest and other income	—	—	180	180	—	180
General and administrative expenses	—	—	(11,535)	(11,535)	—	(11,535)

Earnings before interest, taxes, depreciation and amortization	68,780	84	(9,524)	59,340

Interest expense	(19,073)	—	(2,066)	(21,139)	2,846	(18,293)

Depreciation and amortization	(23,673)	(13)	—	(23,686)	1,002	(22,684)
Equity in income of partnerships and joint ventures	—	—	—	—	1,496	1,496
Minority interest in Operating Partnership	—	—	—	—	(1,723)	(1,723)
Minority interest in properties	—	—	—	—	(53)	(53)
Discontinued operations	—	—	—	—	1,784	1,784
Gains on sales of real estate	1,529	—	—	1,529	—	1,529

Net income	$27,563	$71	$(11,590)	$16,044	$(1,776)	$14,268

Investments in real estate, at cost	$2,513,836	$35,646	$—	$2,549,482	$(141,225)	$2,408,257

Total assets	$2,600,910	$45,645	$46,660	$2,693,215	$(96,631)	$2,596,584

Capital expenditures	$8,872	$—	$—	$8,872	$(149)	$8,723

Back to Contents

			Development			Reconcile to	Total
Three Months Ended September 30, 2003	Retail	Multifamily	and Other	Corporate	Total	GAAP	Consolidated

	(thousands of dollars)
Real estate operating revenues	$52,502	$1,331	$88	$—	$53,921	$(9,949)	$43,972

Real estate operating expense	(20,231)	(712)	(4)	—	(20,947)	3,779	(17,168)

Net operating income	32,271	619	84	—	32,974

Management company revenue	—	—	—	1,475	1,475	—	1,475

Interest and other income	—	—	—	217	217	—	217
General and administrative expenses	—	—	—	(8,322)	(8,322)	—	(8,322)

Earnings before interest, taxes, depreciation and amortization	32,271	619	84	(6,630)	26,344

Interest expense	(11,243)	(223)	—	—	(11,466)	2,983	(8,483)

Depreciation and amortization	(10,214)	—	(13)	—	(10,227)	1,035	(9,192)
Equity in income of partnerships and joint ventures	—	—	—	—	—	1,821	1,821
Minority interest in Operating
Partnership	—	—	—	—	—	(3,371)	(3,371)

Minority interest in properties	—	—	—	—	—	(311)	(311)
Discontinued operations	—	—	—	—	—	331	331
Gains on sales of real estate	—	33,955	—	—	33,955	—	33,955

Net income	$10,814	$34,351	$71	$(6,630)	$38,606	$(3,682)	$34,924

Investments in real estate, at cost	$1,289,891	$—	$20,178	$—	$1,310,069	$(148,352)	$1,161,717

Total assets	$1,309,510	$1,177	$28,507	$49,809	$1,389,003	$(122,991)	$1,266,012

Capital expenditures	$108	$123	$—	$—	$231	$(65)	$166

Back to Contents

			Development			Reconcile to	Total
Nine Months Ended September 30, 2004	Retail	Multifamily	and Other	Corporate	Total	GAAP	Consolidated

	(thousands of dollars)
Real estate operating revenues	$328,275	$—	$292	$—	$328,567	$(42,639)	$285,928

Real estate operating expense	(124,981)	—	(38)	—	(125,019)	19,263	(105,756)

Net operating income	203,294	—	254	—	203,548
Management company revenue	—	—	—	5,630	5,630	—	5,630
Interest and other income	—	—	—	865	865	—	865
General and administrative expenses	—	—	—	(34,124)	(34,124)	—	(34,124)

Earnings before interest, taxes, depreciation and amortization	203,294	—	254	(27,629)	175,919

Interest expense	(57,397)	—	—	(5,300)	(62,697)	8,839	(53,858)

Depreciation and amortization	(75,014)	—	(38)	—	(75,052)	3,222	(71,830)
Equity in income of partnerships
and joint ventures	—	—	—	—	—	4,909	4,909
Minority interest in Operating
Partnership						(3,961)	(3,961)
Minority interest in properties	—	—	—	—	—	(565)	(565)
Discontinued operations	—	—		—	—	6,406	6,406
Gains on sales of real estate	—	—	—	979	979	—	979

Net income	$70,883	$—	$216	$(31,950)	$39,149	$(4,526)	$34,623

Investments in real estate, at cost	$2,513,836	$—	$35,646	$—	$2,549,482	$(141,225)	$2,408,257

Total assets	$2,600,910	$—	$45,645	$46,660	$2,693,215	$(96,631)	$2,596,584

Capital expenditures	$21,527	$—	$—	$—	$21,527	$(171)	$21,356

Back to Contents

Nine Months Ended September 30, 2003			Development			Reconcile to	Total
	Retail	Multifamily	and Other	Corporate	Total	GAAP	Consolidated

	(thousands of dollars)
Real estate operating revenues	$119,447	$26,894	$254	$—	$146,595	$(54,437)	$92,158

Real estate operating expense	(42,244)	(12,415)	(12)	—	(54,671)	22,418	(32,253)

Net operating income	77,203	14,479	242	—	91,924
Management company revenue	—	—	—	7,311	7,311	—	7,311
Interest and other income	—	—	—	552	552	—	552

General and administrative expenses	—	—	—	(22,168)	(22,168)	—	(22,168)

Earnings before interest, taxes, depreciation and amortization	77,203	14,479	242	(14,305)	77,619

Interest expense	(30,112)	(5,826)	—	(90)	(36,028)	14,402	(21,626)

Depreciation and amortization	(23,342)	(2,455)	(39)	—	(25,836)	6,137	(19,699)

Equity in income of partnerships and joint ventures	—	—	—	—	—	5,621	5,621

Minority interest in Operating Partnership	—	—	—	—	—	(20,367)	(20,367)
Minority interest in properties	—	—	—	—	—	(518)	(518)
Discontinued operations	—	—	—	—	—	5,859	5,859
Gains on sales of real estate	1,112	188,556	—	—	189,668	—	189,668

Net income	$24,861	$194,754	$203	$(14,395)	$205,423	$(20,885)	$184,538

Investments in real estate, at cost	$1,289,891	$—	$20,178	$—	$1,310,069	$(148,352)	$1,161,717

Total assets	$1,309,510	$1,177	$28,507	$49,809	$1,389,003	$(122,991)	$1,266,012

Capital expenditures	$122	$1,286	$—	$—	$1,408	$(100)	$1,308

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern United States. The retail properties have a total of approximately 31.0 million square feet, of which we and our joint venture partners own approximately 24.1 million square feet. Our portfolio currently consists of 52 properties in 12 states and includes 35 shopping malls, 13 power and strip centers and four industrial properties.

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of September 30, 2004, held an 89.1% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 52 properties in our portfolio through unconsolidated joint ventures with third parties. We hold a non-controlling interest in each unconsolidated joint venture, and account for them using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We record the earnings from the unconsolidated joint ventures using the equity method of accounting under the income statement caption entitled “Equity in income of partnerships and joint ventures” rather than consolidating the results of the unconsolidated joint ventures with our results. Changes to our investment in these entities are recorded in the balance sheet caption entitled “Investment in and advances to partnerships and joint ventures, at equity” (in the case of deficit investment balances, such amounts are recorded in “Accrued expenses and other liabilities”). For further information regarding our joint ventures, see Note 5 to the consolidated financial statements.

We provide our management, leasing and development services through PREIT Services, LLC, which develops and manages our wholly-owned properties, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that we own interests in through joint ventures with third parties and properties that are owned by third parties in which we do not have an interest. Of our seven unconsolidated joint venture properties, we co-manage one of the properties and other parties — in some cases our joint venture partners — manage the remaining six properties. One of our key strategic long-term objectives is to obtain managerial control of all of our assets. Due to the nature of our existing joint venture arrangements, we can not anticipate when this objective will be achieved, if at all.

In 2003, we transformed our strategic focus to the retail sector by merging with Crown American Realty Trust, which owned 26 shopping malls and a 50% interest in Palmer Park Mall in Easton, Pennsylvania, and by acquiring six shopping malls in the Philadelphia area from The Rouse Company, along with several other retail property acquisitions that are discussed below. Our merger and acquisition activities were primarily financed using the proceeds from the disposal of our 19 property multifamily portfolio, the issuance of 6,325,000 common shares through a public offering, a new $500 million unsecured revolving Credit Facility, two new mortgage financings, and the issuance of common and preferred shares and units in our operating partnership in connection with the Crown merger.

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

Back to Contents

In addition, we have incurred significant expenses with respect to our integration activities for consulting, compensation and other services. As a result of the completion of our merger with Crown and other acquisition activities, we recognized expenses of $6.4 million through December 31, 2003, and $0.8 million and $3.9 million for the three and nine month periods ended September 30, 2004. The costs were primarily for severance payments, incentive compensation, integration consulting and costs associated with closing Crown’s former headquarters. We expect to incur additional expenses of approximately $0.1 million in the remainder of 2004 associated with the closing of Crown’s former headquarters.

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

Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements and percentage rents (rents that are based on a percentage of our tenants’ sales in excess of thresholds that are specified in the leases) derived from our income producing retail properties. We receive income from our joint venture real estate investments, in which we have equity interests that range from 40% to 50%. We also receive income from PRI derived from the management and leasing services it provides to properties owned by third parties and to properties owned by joint ventures in which we have an interest.

Our net income available to common shareholders decreased by $160.1 million to $24.4 million for the nine months ended September 30, 2004 from $184.5 million for the nine months ended September 30, 2003. The primary reason for the decrease from 2003 to 2004 is the sale of the 15 wholly-owned multifamily properties in the second and third quarters of 2003. The multifamily properties generated net income from operations of $5.9 million during the nine months ended September 30, 2003, and the Company recognized a gain on the sale of the properties of $177.9 million, resulting in income from discontinued operations of $165.5 million (net of minority interest of $18.3 million) for the nine months ended September 30, 2003. Our 2003 and 2004 property acquisitions caused an increase in our real estate revenues, with a corresponding increase in property operating expenses, depreciation and amortization expense and interest expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

The Company is actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities. The Company allocates the purchase price of its acquisitions based on management’s estimates of fair value, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve month periods following the closings of the respective acquisitions.

Crown Merger

On November 20, 2003, the Company announced the closing of the merger of Crown American Realty Trust (“Crown”) with and into the Company (the “Merger”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 13, 2003, by and among the Company, PREIT Associates, L.P., Crown and Crown American Properties, L.P., a limited partnership of which Crown was the sole general partner before the Merger (“CAP”). Through the Merger and related transactions, the Company acquired 26 wholly-owned regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.

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

Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets (excluding a portion of its interest in two partnerships) and substantially all of its liabilities to PREIT Associates in exchange for 1,703,214 units of limited partnership in the Company’s operating partnership (“OP Units”). The interest in the two partnerships retained by CAP is subject to a put-call arrangement described below under “Commitments.”

In connection with the Merger, the Company also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not repaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum or (ii) the 17-year treasury rate plus 3.0% per annum. The Company also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum, and paid off all $154.9 million of outstanding indebtedness under a Crown Credit Facility with borrowings under a new credit facility described below under “Liquidity and Capital Resources — Credit Facility.”

Six of the properties acquired in connection with the Merger were considered to be non-strategic, and were classified as held-for-sale (the “Non-Core Properties”). The Non-Core Properties were: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania; and West Manchester Mall in York, Pennsylvania. During the first nine months of 2004, the Company reallocated $29.3 million of the purchase price that was originally allocated to the Non-Core Properties. This amount was reallocated among the 20 properties acquired in the Crown merger that are classified in continuing operations.

During the first nine months of 2004, the Company recorded additional basis in the properties acquired in the Crown merger of $2.8 million primarily relating to additional professional fees incurred in connection with the merger. This amount was allocated to the properties in continuing operations on a pro rata basis based on amounts originally allocated in 2003.

Additional 2004 and 2003 Acquisitions

In May 2004, the Company acquired the Gallery at Market East II in Philadelphia, Pennsylvania with 334,400 square feet for $32.4 million. The purchase price was primarily funded from the Company’s Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases. This property is adjacent to the Gallery at Market East I. When combined with The Gallery at Market East I (acquired by the Company in 2003), the Company owns 528,000 square feet of the total 1.1 million square feet in The Gallery at Market East.

In March 2004, the Company acquired a 25 acre parcel of land in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel, which is zoned for commercial development, is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

In September 2003, the Company completed its acquisition of Willow Grove Park in Willow Grove, Pennsylvania. In February 2000, the Company entered into a joint venture with Pennsylvania State Employee Retirement System (“PaSERS”) to acquire Willow Grove Park. The Company’s interest was 0.01% at the time it entered into the partnership that owns the property. In November 2001, the Company increased its ownership in the partnership that owns the property to 30%. Effective September 2003, the Company acquired the remaining 70% partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company’s August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest) with an interest rate of 8.39% maturing in March 2006.

Back to Contents

Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash from the Company’s August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East and Exton Square Mall from affiliated entities of The Rouse Company (“Rouse”) and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse. In June 2003, the Company also acquired the ground lessor’s interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association (“TIAA”). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates’ interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. In May 2004, the Company exercised its option to acquire the remaining ownership interest in New Castle Associates in exchange for an aggregate of 609,317 additional OP Units. As a result, the Company now owns 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. The aggregate purchase price for the Company’s acquisition of the five malls from Rouse, for TIAA’s ground lease interest in Plymouth Meeting Mall and for New Castle Associates (including the additional purchase price paid upon exercise of the Company’s option to acquire the remaining interests in New Castle Associates) was $549 million, including approximately $237 million in cash, the assumption of $277 million in non-recourse mortgage debt and the issuance of approximately $35 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

Pan American Associates, the former sole general partner and a former limited partner of New Castle Associates, is controlled by Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partner interest in New Castle Associates.

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

Pending Acquisitions

On October 8, 2004, the Company signed an agreement to purchase 100% of the partnership interests in Cumberland Mall Associates, a New Jersey limited partnership that owns the Cumberland Mall in Vineland, New Jersey. The total purchase price is expected to be approximately $59.5 million, which includes $47.9 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price will include approximately $10.5 million in OP Units, which will be valued based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. At the option of the owners of Cumberland Mall Associates, up to $1.25 million of the purchase price may be paid in cash in lieu of OP Units. In a related transaction, the Operating Partnership signed an agreement with Hennis Road, L.L.C., an affiliate of the owners of Cumberland Mall Associates, to acquire a vacant 1.7 acre land parcel adjacent to Cumberland Mall for $0.8 million, which the Company has included in the aggregate $59.5 million purchase price. The transaction is expected to be completed in the fourth quarter of 2004, but is subject to customary closing conditions, including the satisfactory completion of the Company’s due diligence and approval of the current mortgage lenders.

PREIT-Rubin, Inc. has managed and leased Cumberland Mall since 1997 for Cumberland Mall Associates. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George Rubin, a vice chairman and a trustee of the Company, control and have substantial ownership interests in Cumberland Mall Associates and the entity that owns the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees was organized to evaluate the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PREIT-Rubin, Inc. under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The Company’s Board of Trustees also approved the transaction.

The Company has agreed to provide tax protection related to its pending acquisition of Cumberland Mall Associates. If the closing of the transaction occurs, the Company will provide tax protection to the current owners of Cumberland Mall Associates for a period of eight years following the closing. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company, are beneficiaries of this tax protection agreement.

Back to Contents

On October 14, 2004, the Company entered into a Purchase and Sale Agreement with The Prudential Insurance Company of America and Colonial Realty Limited Partnership, as tenants in common, to purchase the Orlando Fashion Square mall in Orlando, Florida for approximately $123.5 million. The transaction is expected to be completed in the fourth quarter of 2004 and will be financed under the Company’s Credit Facility. The Company made a $2.0 million deposit, which it will forfeit if it does not close the transaction for any reason other than the failure of the sellers to comply with typical closing conditions. The transaction has been approved by the Company’s Board of Trustees, but remains subject to other customary closing conditions.

Dispositions

On August 31, 2004, the Company sold its 60% ownership interest in Rio Grande Mall, a 166,000 square feet strip center in Rio Grande, New Jersey, to Freeco Development LLC, an affiliate of its joint venture partner in this property, for net proceeds of $4.1 million. The Company recorded a gain of approximately $1.5 million in the third quarter of 2004 from this transaction.

The Company sold five of the Non-Core Properties for a sale price of $110.7 million in September 2004. The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. West Manchester Mall and Martinsburg Mall served as part of the collateral pool that secures a mortgage with GE Capital Corporation. In connection with the closing, these properties were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The Company used the proceeds from this sale primarily to pay down amounts outstanding under the Company’s Credit Facility. The Company did not record a gain or loss on this sale. The sixth Non-Core Property, Schuylkill Mall, remained designated as held for sale.

The Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% joint venture interest, during the second and third quarters of 2003. During May and July 2003, in a series of transactions, the Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company’s wholly-owned multifamily properties resulted in a gain of $178.1 million. In the second quarter of 2004, the Company recorded a $0.6 million reduction to the gain on the sale of the portfolio in connection with the settlement of claims made against the Company by the purchaser of the properties. The results of operations of these properties and the resulting gains on sales are included in discontinued operations.

The Company sold its 50% interest in the four joint venture multifamily properties to its respective joint venture partners. Cambridge Hall Apartments in West Chester, Pennsylvania was sold in May 2003 for $6.7 million, inclusive of $2.5 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale. Countrywood Apartments in Tampa, Florida was sold in May 2003 for $9.1 million, inclusive of $7.3 million in assumed indebtedness. A gain of $4.5 million was recorded on the sale. Fox Run Apartments in Warminster, Pennsylvania was sold in September 2003 for $5.0 million, inclusive of $2.7 million in assumed indebtedness. A gain of $3.9 million was recorded on the sale. Will-O-Hill Apartments in Reading, Pennsylvania was sold in September 2003 for $3.6 million, inclusive of $0.8 million in assumed indebtedness. A gain of $2.2 million was recorded on the sale. The results of operations of these equity met hod investments and the resultant gains on sales are presented in continuing operations for all periods presented.

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

Back to Contents

On October 7, 2004, the Company entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). Neither the Company nor any of its affiliates have any ownership interest in Valley View or Centaur. The MOU contemplates that (i) the Company will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 218 acre site (the “Property”) located 35 miles northwest of Pittsburgh, Pennsylvania, and (ii) the Company will acquire the Property and lease the Property to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. Valley View currently holds options (the “Options”) to acquire the Property.

The acquisition of the Property by the Company and the construction of the racetrack require the issuance to Valley View of the sole license (the “Racing License”) remaining unissued for a harness racetrack in Pennsylvania, and the construction of the casino requires the issuance to Valley View under the recently enacted Pennsylvania Race Horse Development and Gaming Act of a license for Alternative Gaming. Valley View is not the sole applicant for the remaining harness racing license, and hearings on the applications have only recently begun. The Company is not able to predict whether or when Valley View will be issued a harness racing license.

Upon execution of the MOU, the Company paid approximately $1.0 million to Valley View, representing a portion of expenses incurred by or on behalf of Valley View prior to the execution of the MOU. Under their current terms, several Options held by Valley View are expected to expire before a decision is made regarding the issuance of the Racing License. In the event that the Options are not extended to a date after the issuance of the Racing License, Valley View may elect to exercise the Options and acquire the Property. In such event, the Company will be required to pay to Valley View 20% of the acquisition costs (the “Acquisition Cost”) paid by Valley View. The Acquisition Cost consists of the purchase price payable under the Options of approximately $3.3 million and costs associated with the purchase of the Property. If the Racing License is issued to Valley View after it has acquired the Property, Valley View will transfer the Property to the Company, and the Company will pay to Valley an amount equal to the Acquisition Cost less the 20% portion of the Acquisition Cost previously paid by the Company. If, due to the extension of the Options or otherwise, the Racing License is issued to Valley View prior to the exercise of the Options, the Options will be assigned to the Company which, at the direction of Valley View, will then exercise the Options and acquire the Property for the Acquisition Cost.

Upon the Company’s acquisition of the Property, the Company and Valley View will enter into a long-term ground lease for the Property (the “Lease”). The Lease will obligate Valley View, as lessee, to pay all costs associated with the ownership and operation of the Property. The Company will pay as a tenant allowance an amount equal to 20% of the costs of such improvements subject to certain limitations, including the limitation that the total of all payments by the Company will not exceed $10 million. Valley View will also pay the Company a development fee of $3 million for customary development management services in connection with the development and construction of the racetrack, casino and related improvements.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no material off-balance sheet transactions other than the unconsolidated joint ventures described in Note 5 to the consolidated financial statements and in the “Overview” section above. Except as noted below with respect to the tax protection agreement related to the New Castle Associates and Cumberland Mall Associates transactions, no officer or employee of the Company benefits from or has benefited from any off-balance sheet transactions with or involving the Company or any guarantees made by the Company.

In the course of its business, the Company has the following guarantees :

•	The Company and its subsidiaries have guaranteed the operating partnership’s $500 million unsecured credit facility, which had $112.0 million outstanding at September 30, 2004

•	The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East and Moorestown Mall from The Rouse Company, the Company is now obligated to provide tax protection to the former owner of the Woods Apartments if the Company sells any of Exton Square Mall, The Gallery at Market East or Moorestown Mall prior to August 2006.

Back to Contents

•	In connection with the Company’s merger with Crown, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”) . Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If the Company violates the tax protection agreement during the first five years of the protection period, it would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If the Company were to sell properties in violation of the tax protection agreement, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial. The sale of five of the Non-Core Properties to Lightstone Real Estate Partners, LLC in September 2004 did not trigger the provisions of the tax protection agreement.

•	The Company has provided tax protection related to its acquisition of New Castle Associates for a period of eight years ending in April 2011. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company, are beneficiaries of this tax protection agreement.

•	The Company has agreed to provide tax protection related to its pending acquisition of Cumberland Mall Associates. If the closing of the transaction occurs, the Company will provide tax protection to the current owners of Cumberland Mall Associates for a period of eight years following the closing. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company, are beneficiaries of this tax protection agreement.

The Company did not enter into any other guarantees in connection with its merger, acquisition or disposal activities in 2004 and 2003.

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for 11 properties in which certain officers and trustees of the Company have ownership interests, including Ronald Rubin, the Company’s chairman and chief executive officer. In addition, the mother of Stephen B. Cohen, a recently appointed trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. The Company believes that the terms of the management agreements for these services are no less favorable to the Company than its agreements with non-affiliates.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers and trustees of the Company have an interest. Total rent expense under this lease, was $0.3 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively.

On September 22, 2004, the Company entered into a Second Amendment, effective June 1, 2004, to the Office Lease (as amended, the “Office Lease”) with the Landlord. Among other things, the amendment extends the Company’s rentable space under the Office Lease to a total of approximately 68,100 square feet, which includes approximately 42,700 square feet currently leased from the Landlord, approximately 15,400 square feet currently subleased from another tenant, and approximately 10,000 square feet of new space. The term of the Office Lease is 10 years, commencing November 1, 2004. The Company has the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the Office Lease. In addition, the Company has the right on one occasion at any time during the seventh lease year to terminate the Office Lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent is $1.4 million per year during the first five years of the Office Lease and $1.5 million per year during the second five years.

Back to Contents

Ronald Rubin, a trustee and the chairman and chief executive officer of the Company, and George F. Rubin, a trustee and a vice chairman of the Company, collectively with members of their immediate families, own approximately a 16.66% interest in the Landlord.

The Company’s 1997 acquisition of The Rubin Organization entitled the former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company’s other executive officers, the “TRO Affiliates”) to receive up to 800,000 additional units of limited partnership interest in the Operating Partnership based on the Company’s funds from operations for the five-year period beginning September 30, 1997. All 665,000 units attributable to the period beginning September 30, 1997 and ending December 31, 2001 were issued to the TRO Affiliates. The determination regarding the remaining 135,000 units attributable to the period from January 1, 2002 through September 30, 2002 was deferred until March of 2004. In March of 2004, a special committee of disinterested members of the Company’s board of trustees (the “Special TRO Committee”) determined that 76,622 of these 135,000 units should be issued. Because the issuance of these units was deferred until March of 2004, the Company also paid to the TRO Affiliates $0.3 million in cash in respect of distributions that would have been paid on the units, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $3.0 million increase to goodwill. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense.

The TRO Affiliates also were eligible to receive additional units in respect of the Company’s payment for certain development and predevelopment properties acquired as part of the Company’s acquisition of The Rubin Organization. In December 2003, in exchange for the remaining 11% interest in a parcel related to Northeast Tower Center (one of the development properties) Ronald Rubin received 4,552 units and George F. Rubin received 1,738 units. The fair market value of the units was recorded as a $0.1 million increase to investment in real estate. In March 2004, the Special TRO Committee determined that 37,549 units should be issued to the TRO Affiliates in respect of the development properties. Because the issuance of these units was deferred until March 2004, the Company also paid to the TRO Affiliates $0.4 million in cash in respect of distributions that would have been paid on the units from the completi on date of the applicable property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $1.7 million increase to investment in real estate. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense. Also, in March 2004, the Special TRO Committee determined that 165,739 units were issuable to the TRO Affiliates in respect of the predevelopment properties. Because the issuance of these units was deferred until March 2004, the Company also paid to the TRO Affiliates $1.6 million in cash in respect of distributions that would have been paid on the units from the completion date of the applicable development of the property through March 25, 2004, plus interest. The fair market value of the units and the portion of the cash payment that represented distributions were recorded as a $4.6 million increase to investment in real estate and a $2.9 million increase to investment in partnerships and joint ventures. The portion of the cash payment that represented interest of $0.2 million was recorded as interest expense.

In connection with the Special TRO Committee’s determinations to issue the units and make the cash payments in March 2004 as described above, the following former TRO affiliates who are officers of the Company received the following consideration: (1) Ronald Rubin received 104,282 units and $819,561 in cash; (2) George F. Rubin received 46,336 units and $362,535 in cash; (3) Joseph F. Coradino received 19,133 units and $150,105 in cash; (4) Edward A. Glickman received 11,272 units and $87,792 in cash; (5) Douglas S. Grayson received 5,529 units and $42,920 in cash; and (6) David J. Bryant received 1,277 units and $59,772 in cash ($50,000 of which was allocated to Mr. Bryant by the TRO Affiliates for his services on behalf of the TRO Affiliates in connection with the determination of the final payments). The TRO Affiliates have agreed in writing that they are not entitled to any additional consideration in respect of the Company’s acquisition of The Rubin Organization.

Ronald Rubin and George Rubin, through their ownership interest in New Castle Associates, also were parties to the Rouse transaction described in “Acquisitions, Dispositions and Development Activities — Additional 2004 and 2003 Acquisitions.” As noted above in “Off Balance Sheet Arrangements,” Ronald Rubin and George Rubin are also entitled to certain tax protection related to the New Castle Associates transaction. The transaction with New Castle Associates was approved by a special committee of independent members of the Company’s board of trustees.

Mark E. Pasquerilla, who was elected as a trustee of the Company following the Crown merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with the Company, including the right to receive additional consideration related to the merger as described in “Commitments,” as well as the following:

Back to Contents

•	a contract for information technology and tax support services to the Company by an entity controlled by Mr. Pasquerilla, which is substantially complete; and a lease with an entity controlled by Mr. Pasquerilla for space in Crown’s former headquarters in connection with the Company’s post-closing transition activities, which now covers only a small amount of space (pending the availability of additional space at the Company’s principal executive office). In the third quarter of 2004, after obtaining the review and approval of the independent trustees of the Company, the Company sold certain personal property in Crown’s former headquarters to an entity controlled by Mr. Pasquerilla for approximately $0.4 million. The Company did not recognize any gain or loss on the sale of the personal property;

•	the tax protection agreement described above in “Off Balance Sheet Arrangements”;

•	agreements by Mr. Pasquerilla not to acquire additional shares of the Company or to seek to acquire control of the Company within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares of the Company within specified time periods or in excess of specified amounts; and

•	a registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the merger, an agreement by Mr. Pasquerilla not to compete with the Company for a period of time following the merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

Cumberland Mall

On October 8, 2004, the Company signed an agreement to purchase 100% of the partnership interests in Cumberland Mall Associates, a New Jersey limited partnership that owns the Cumberland Mall in Vineland, New Jersey. The total purchase price is expected to be approximately $59.5 million, which includes $47.9 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price will include approximately $10.5 million in OP Units, which will be valued based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. At the option of the owners of Cumberland Mall Associates, up to $1.25 million of the purchase price may be paid in cash in lieu of OP Units. In a related transaction, the Operating Partnership signed an agreement with Hennis Road, L.L.C., an affiliate of the owners of Cumberland Mall Associates, to acquire a vacant 1.7 acre land parcel adjacent to Cumberland Mall for $0.8 million, which the Company has included in the aggregate $59.5 million purchase price. The transaction is expected to be completed in the fourth quarter of 2004, but is subject to customary closing conditions, including the satisfactory completion of the Company’s due diligence and approval of the current mortgage lenders.

PREIT-Rubin, Inc. has managed and leased Cumberland Mall since 1997 for Cumberland Mall Associates. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George Rubin, a vice chairman and a trustee of the Company, control and have substantial ownership interests in Cumberland Mall Associates and the entity that owns the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees was organized to evaluate the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PREIT-Rubin, Inc. under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. This fee will be recorded as a reduction in Cumberland Mall’s purchase price. The Company’s Board of Trustees also approved the transaction.

The Company has agreed to provide tax protection related to its pending acquisition of Cumberland Mall Associates. If the closing of the transaction occurs, the Company will provide tax protection to the current owners of Cumberland Mall Associates for a period of eight years following the closing. Ronald Rubin, the Company’s chairman and chief executive officer, and George Rubin, a trustee and a vice chairman of the Company, are beneficiaries of this tax protection agreement.

CRITICAL ACCOUNTING POLICIES

Pursuant to Securities and Exchange Commission (“SEC”) disclosure guidance for “Critical Accounting Policies,” the SEC defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has utilized available information including the Company’s past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company’s results of operations to those of companies in similar businesses. A summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements is set forth below and in the Company’s Form 10-K for the year ended December 31, 2003.

Back to Contents

Real Estate Acquisitions

The Company accounts for its property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations" (“SFAS No. 141”) . Pursuant to SFAS No. 141, the purchase price of a property is allocated to the property’s assets based on management’s estimates of their fair value based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions. The determination of the fair value of intangible assets requires significant estimates by management and takes into account many factors involving the Company’s expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that the Company records.

The Company has not historically made significant adjustments to its estimates of the fair value of intangible assets, but it does assess the economic and other factors described herein to determine if such an adjustment would be necessary.

SFAS No. 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant" fair value is allocated to intangible assets. There are three categories of intangible assets to be considered, (i) value of in-place leases, (ii) above-market and below-market value of in-place leases and (iii) customer relationship value.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates for the comparable in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market leases is amortized as an increase to rental income over the remaining terms of the respective leases including renewal options.

The Company allocates no value to customer relationship intangibles if the Company has pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the properties acquired provide no incremental value over the Company’s existing relationships.

The following table presents the Company’s intangible assets and liabilities as of September 30, 2004 (in thousands of dollars):

	Real Estate Held		Non -Core
	for Investment		Properties(4)	Total

Value of in-place lease intangibles	$139,188	(1)	$5,674	$144,862
Above-market lease intangibles	12,286	(2)	67	12,353

	151,474		5,741	157,215
Goodwill	11,801		—	11,801

Total intangible assets	$163,275		$5,741	$169,016

Below-market lease intangibles	$(12,281)	(3)	$(228)	$(12,509)

(1)	Includes $107.1 million related to properties acquired in connection with the Crown merger, $18.1 million related to properties acquired in connection with the acquisitions from The Rouse Company and $13.9 million related to other acquisitions.
(2)	Includes $6.9 million related to properties acquired in connection with the Crown merger, $3.6 million related to properties acquired in connection with the acquisitions from The Rouse Company and $1.8 million related to other acquisitions.
(3)	Includes $7.6 million related to properties acquired in connection with the Crown merger, $2.8 million related to properties acquired in connection with the acquisitions from The Rouse Company and $1.8 million related to other acquisitions. This amount is included in accrued expenses and other liabilities on the consolidated balance sheet.
(4)	Represents amounts recorded related to Schuylkill Mall, the remaining Non-Core Property.

Back to Contents

Amortization expense for the value of in-place leases was $6.2 million and $1.5 million, for the three months ended September 30, 2004 and 2003, respectively, and $16.8 million and $3.5 million for the nine months ended September 30, 2004 and 2003, respectively. The amortization of above/below market leases resulted in a net reduction in rental income of $0.2 million and $0.1 million in the three months ended September 30, 2004 and 2003, respectively, and $0.6 million and $0.2 million for the first nine months of 2004 and 2003, respectively.

Back to Contents

The Company’s intangible assets will amortize in the next five years and thereafter as follows (in thousands of dollars):

	In-Place Lease Intangibles(1)	Above/ (Below) Market Leases

Remainder of 2004	$6,129	$157
2005	24,516	634
2006	23,002	406
2007	22,498	286
2008	22,498	337
2009 and thereafter	40,545	(1,976)

Total	$139,188	$(156)

(1)	In accordance with SFAS No.144, in-place lease intangibles of properties held-for-sale are not amortized.

LIQUIDITY AND CAPITAL RESOURCES

Equity Offering

In August 2003, the Company issued 6,325,000 common shares in a public offering at $29.75 per share. The Company received net proceeds from the offering of approximately $183.9 million after deducting payment of the underwriting discount of $0.25 per share and offering expenses. The Company used approximately $45.5 million of the net proceeds for the Willow Grove Park acquisition; approximately $13.5 million for the IKEA acquisition; $94.9 million to repay amounts outstanding under the Company’s Credit Facility; and the remainder for working capital purposes.

Credit Facility

On November 20, 2003, the Company completed the replacement of its $200 million secured Credit Facility with a $500 million unsecured revolving Credit Facility (the “Credit Facility”) with an option to increase the Credit Facility to $650 million under prescribed conditions. The Credit Facility bears interest at a rate between 1.5% and 2.5% per annum over LIBOR based on the Company’s leverage. The availability of funds under the Credit Facility is subject to the Company’s compliance with financial and other covenants and agreements, some of which are described below. The Credit Facility has positioned the Company with substantial liquidity to fund the Company’s business plan and to pursue strategic opportunities as they arise. The Credit Facility has a term of three years with an additional one year extension provided that there is no event of de fault at that time. At September 30, 2004, $112.0 million was outstanding under the Credit Facility, with interest rates on amounts outstanding ranging from 3.65% to 3.84% per annum.

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph shall have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any Subsidiary, not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of September 30, 2004, the Company was in compliance with all of these debt covenants.

Back to Contents

Mortgage Notes

Fixed-rate mortgage notes payable, which are secured by 29 of the Company’s wholly-owned properties, are due in installments over various terms extending to the year 2013 with interest at rates ranging from 4.95% to 10.60% with a weighted average interest rate of 7.28% at September 30, 2004. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities related to assets held-for-sale on the consolidated balance sheet.

One property is secured by a variable rate mortgage note payable. During the first nine months of 2004, the note had a daily weighted average interest rate of 3.24%. This note matures in 2005.

Capital Resources

The Company expects to meet its short-term liquidity requirements generally through its available working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make any distributions necessary to enable the Company to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. In addition, the Company believes that net cash provided by operations will be sufficient to permit the Company to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the Crown merger. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future, including capital expenditures, tenant improvements and leasing commissions. The Company expects to have capital expenditures relating to leasing and property improvements in 2004 of approximately $25 million. The following are some of the risks that could impact the Company’s cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

•	unexpected changes in operations that could result from the integration of the properties acquired in 2003;

•	increase in tenant bankruptcies that reduces revenue and operating cash flows;

•	increase in interest expenses as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;

•	increase in interest rates affecting the Company’s net cost of borrowing;

•	increase in insurance premiums and/or the Company’s portion of claims;

•	eroding economic conditions in one or more of the Company’s primary geographic regions adversely affecting property operating cash flows; and

•	disputes with tenants over common area maintenance and other charges.

The Company expects to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. In general, when the credit markets are tight, the Company may encounter resistance from lenders when the Company seeks financing or refinancing for properties or proposed acquisitions. The following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage covenants under the Credit Facility;

•	increased interest rates affecting coverage ratios; and

•	reduction in the Company’s consolidated earnings before interest, taxes, depreciation and amortization

Back to Contents

(“EBITDA”) affecting coverage ratios.

At September 30, 2004 the Company had $112.0 million outstanding under its Credit Facility. The Company had pledged $2.1 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility available to the Company was $385.9 million as of September 30, 2004.

In December 2003, the Company announced that the SEC had declared effective a $500 million universal shelf registration statement. The Company may use the shelf registration to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, the Company may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to the Company, if at all.

CASH FLOWS

Operating Activities: Net cash provided by operating activities totaled $78.9 million for the first nine months of 2004, compared to $54.2 million provided in the first nine months of 2003. Net cash provided by operating activities in 2004 was impacted by the acquisition of the Crown and Rouse properties.

Investing Activities: Cash from investing activities was $45.7 million for the first nine months of 2004, compared to $2.1 million used in the first nine months of 2003. Investing activities in the first nine months of 2004 reflect investment in real estate of $50.4 million, investment in construction in progress of $14.6 million and investment in partnerships and joint ventures of $1.0 million. In the first nine months of 2004, the Company’s sources of cash from investing activities included $107.6 million from the sale of real estate and $4.1 million from the sale of partnership interests. The Company’s investing activities used cash in the first nine months of 2003 and included $200.6 million investment in wholly owned real estate, $14.2 million investment in construction in progress and $4.8 million investment in partnerships and joint ventures.

Financing Activities: Cash used by financing activities was $137.1 million for the first nine months of 2004, compared to $27.2 million used in 2003. The Company’s sources of cash from financing activities in the first nine months of 2004 included Credit Facility borrowings of $49.0 million and net shares issued of $11.0 million. This was offset by Credit Facility repayments of $107.0 million, distributions paid of $75.9 million, and principal installments on mortgage notes payable of $14.1 million.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

Overview

The results of operations for the three and nine months ended September 30, 2004 and 2003 show significant fluctuations due primarily to the acquisition and disposition of real estate properties during 2003. In 2003, we acquired 32 retail properties plus the remaining joint venture interests in two other properties. Also in 2003, we disposed of our multifamily portfolio, consisting of 15 wholly-owned properties and joint venture interests in four other properties. Accordingly, the increase in the Company’s results for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 are not necessarily indicative of expected future increases in results of operations. The Company’s results of operations include property operating results starting on the date on which each property was acquired.

The amounts reflected as income from continuing operations in the table presented below reflect the Company’s wholly-owned and consolidated joint venture retail and industrial properties, with the exception of the retail properties that meet the classification of discontinued operations. The results of operations for the Non-Core Properties are included in discontinued operations for the three and nine months ended September 30, 2004, and the Company’s wholly-owned multifamily properties’ operations are included in discontinued operations for the three and nine months ended September 30, 2003. The Company’s unconsolidated joint ventures are presented under the equity method of accounting in equity in income of partnerships and joint ventures and include, in 2003, the four multifamily joint ventures that the Company sold in that year.

Back to Contents

The Company has experienced a decrease in its gross margin percentage for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The Company calculates gross margin percentage as net operating income (as defined herein) divided by real estate revenues. The gross margin percentage of the Company’s retail properties decreased in the nine months ended September 20, 2004 as compared to the nine months ended September 30, 2003 primarily due to a higher concentration of malls in 2004 as compared to 2003, which had a higher concentration of strip and power centers (these centers generally operate at a higher gross margin percentage than malls). This decrease was partially offset by the impact of the disposal of the multifamily portfolio in 2003 (the multifamily properties generally operated at lower gross margin percentages than the Company’s retail properties).

Back to Contents

The following information summarizes our results of operations for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars).

	Three Months Ended September 30,

			% Change
	2004	2003	2003 to 2004

Real estate revenues	$97,545	$43,972	122%
Property operating expenses	(35,809)	(17,168)	109%
Management company revenues	1,831	1,475	24%
Interest and other income	180	217	(17)%
General and administrative expenses	(11,535)	(8,322)	39%
Interest expense	(18,293)	(8,483)	116%
Depreciation and amortization	(22,684)	(9,192)	147%
Equity in income of partnerships and joint ventures	1,496	1,821	(18)%
Gains on sales of interests in real estate	1,529	6,229	(75)%
Minority interest in properties	(48)	(311)	(85)%
Minority interest in Operating Partnership	(1,525)	(989)	54%

Income from continuing operations	12,687	9,249	37%
Income from discontinued operations	1,581	25,675	(94)%

Net income	$14,268	$34,924	(59)%

	Nine Months Ended September 30,

			% Change
	2004	2003	2003 to 2004

Real estate revenues	$285,928	$92,158	210%
Property operating expenses	(105,756)	(32,253)	228%
Management company revenues	5,630	7,311	(23)%
Interest and other income	865	552	57%
General and administrative expenses	(34,124)	(22,168)	54%
Interest expense	(53,858)	(21,626)	149%
Depreciation and amortization	(71,830)	(19,699)	265%
Equity in income of partnerships and joint ventures	4,909	5,621	(13)%
Gains on sales of interests in real estate	1,529	11,742	(87)%
Minority interest in properties	(545)	(518)	5%
Minority interest in Operating Partnership	(3,362)	(2,099)	60%

Income from continuing operations	29,386	19,021	54%
Income from discontinued operations	5,237	165,517	(97)%

Net income	$34,623	$184,538	(81)%

Back to Contents

Real Estate Revenues

Real estate revenues increased by $53.6 million, or 122%, in the third quarter of 2004 as compared to the third quarter of 2003 primarily due to property acquisitions. The properties acquired in the Crown merger, which were acquired after the completion of the third quarter of 2003, provided $44.9 million of real estate revenues. Willow Grove Park provided $3.9 million of additional real estate revenues in the third quarter of 2004. The Company acquired its joint venture partner’s interest in Willow Grove Park during the third quarter of 2003. Gallery at Market East II, acquired during the second quarter of 2004, provided $1.8 million of real estate revenues in the third quarter of 2004. Real estate revenues from properties that were owned by the Company prior to July 1, 2003 increased by $3.0 million due to increases of $1.6 million in lease termination income, $1.8 million in reimbursables and $0.3 million in other revenues, offset by a $0.7 million decrease in base rents primarily due to decreased occupancy in the third quarter of 2004 as compared to the third quarter of 2003.

Real estate revenues increased by $193.8 million, or 210%, in the first nine months of 2004 as compared to the first nine months of 2003 primarily due to property acquisitions. The properties acquired in the Crown merger, which were acquired after completion of the first nine months of 2003, provided $134.2 million of real estate revenues. Revenues related to the properties acquired from The Rouse Company, which were acquired during the second quarter of 2003, provided $37.6 million of additional revenues in the first nine months of 2004. Willow Grove Park provided $15.5 million of additional real estate revenues in the first nine months of 2004. The Company acquired its joint venture partner’s interest in Willow Grove Park during the third quarter of 2003. Gallery at Market East II, acquired during the second quarter of 2004, provided $2.6 million of real estate revenues in the first nine months of 2004. Real estate revenues from properties that were owned by the Company prior to January 1, 2003 increased by $3.9 million primarily due to increases of $1.3 million in base rents, $1.5 million in reimbursables and $1.3 million in lease termination income, offset by a $0.2 million decrease in other revenues. The base rent increases were primarily due to increased occupancy.

Property Operating Expenses

Property operating expenses increased by $18.6 million, or 109%, in the third quarter of 2004 as compared to the third quarter of 2003 primarily due to property acquisitions. Property operating expenses related to the properties acquired in the Crown merger were $17.2 million in the third quarter of 2004. Property operating expenses related to Willow Grove Park were $1.5 million greater in the third quarter of 2004 compared to the third quarter of 2003. Property operating expenses related to Gallery at Market East II were $0.8 million in the third quarter of 2004. Property operating expenses for properties that were acquired by the Company prior to July 1, 2003 decreased in the third quarter of 2004 by $0.9 million, or 5%, primarily due to a decrease in bad debt expense of $1.1 million and a decrease in real estate tax expense of $0.5 million primarily due to a property tax re-assessment at one of the Company’s properties. These decreases were offset by a $0.3 million increase in utility expenses and a $0.3 million increase in payroll expense.

Property operating expenses increased by $73.5 million, or 228%, in the first nine months of 2004 as compared to the first nine months of 2003, primarily due to property acquisitions. Property operating expenses related to the properties acquired in the Crown merger were $49.1 million in the first nine months of 2004. Property operating expenses related to the properties acquired from The Rouse Company were $17.6 million greater in the first nine months of 2004 compared to the first nine months of 2003. Property operating expenses related to Willow Grove Park were $5.3 million greater in the first nine months of 2004 compared to the first nine months of 2003. Property operating expenses related to Gallery at Market East II were $1.1 million in the first nine months of 2004. Property operating expenses for properties that were acquired by the Company prior to January 1, 2003 increased by $0.4 million, or 3%, primarily due to an increase in payroll expense.

Back to Contents

General and Administrative Expenses

In the third quarter of 2004, general and administrative expenses increased by $3.2 million, or 39%, compared to the third quarter of 2003. Corporate payroll increased by $3.1 million, which included $0.6 million from transitional employees related to the Company’s merger and acquisition activities, $0.8 million related to an executive long-term incentive plan, and $1.6 million due to annual salary increases and additional employees. Other general and administrative expenses increased by $0.2 million, which included increased professional fees of $1.0 million and write-offs of terminated development projects of $0.4 million, offset by a cash flow hedge termination fee paid in the third quarter of 2003 of $1.2 million.

In the first nine months of 2004, general and administrative expenses increased by $12.0 million, or 54%, compared to the first nine months of 2003. Corporate payroll increased by $9.7 million, which included $2.9 million from transitional employees related to the Company’s merger and acquisition activities, $1.8 million related to an executive long-term incentive plan, and $4.1 million due to annual salary increases and additional employees. Other general and administrative expenses increased by $2.3 million, which primarily included increased professional fees of $1.5 million, transitional office expenses of $1.5 million, write-off of terminated development projects of $0.3 million and non-capitalizable costs related to the Crown merger of $0.2 million, offset by hedge termination fees paid in the third quarter of 2003 of $1.2 million.

Interest Expense

Interest expense increased by $9.8 million, or 116%, in the third quarter of 2004 as compared to the third quarter of 2003. The Company assumed new mortgages in connection with the merger with Crown, and assumed a mortgage related to Willow Grove Park in connection with the Company’s acquisition of its former partner’s interest in that property, resulting in additional mortgage interest expense of $8.6 million in the third quarter of 2004. In 2003, the Company engaged in mortgage financing transactions at Moorestown Mall and Dartmouth Mall, resulting in increased interest expenses of $0.2 million in 2004. Also, in the third quarter of 2004, the Company incurred $0.5 million less amortization of deferred financing fees than in the third quarter of 2003.

Amortization of debt premiums was $4.6 million and $2.0 million in the third quarters of 2004 and 2003, respectively. The increase in 2004 amortization expense was due to property acquisitions in which the Company assumed mortgage debt with above-market interest rates. The Company records debt premiums in order to recognize the fair value of debt assumed in connection with property acquisitions. Debt premiums are amortized over the remaining term of the debt instrument with which they are associated, and result in a non-cash decrease in interest expense.

Interest expense increased by $32.2 million, or 149%, in the first nine months of 2004 as compared to the first nine months of 2003. The Company assumed new mortgages in connection with the merger with Crown, the purchases of Cherry Hill Mall and Exton Square Mall, and inherited a mortgage related to Willow Grove Park in connection with the Company’s acquisition of its former partner’s interest in that property, resulting in additional mortgage interest expense of $30.8 million in the first nine months of 2004. In 2003, the Company engaged in mortgage financing transactions at Moorestown Mall and Dartmouth Mall, resulting in increased interest expenses of $2.7 million in 2004. Bank fees incurred for the unused Credit Facility increased by $0.4 million in 2004. Also, in the first nine months of 2004, the Company incurred $1.1 million less amortization of deferred financing fees and $2.0 million less expense relating to hedging activities than in the first nine months of 2003.

Amortization of debt premiums was $13.8 million and $3.0 million in the first nine months of 2004 and 2003, respectively. The increase in 2004 amortization expense was due to property acquisitions in which the Company assumed mortgage debt with above-market interest rates.

Depreciation and Amortization

Depreciation and amortization expense increased by $13.5 million, or 147%, in the third quarter of 2004 as compared to the third quarter of 2003 primarily due to $13.0 million related to new properties, including $4.8 million relating to amortization of value of in-place leases. Depreciation and amortization expense from properties that were owned by the Company prior to July 1, 2003 increased by $0.5 million due to a higher asset base resulting from capital improvements to those properties.

Depreciation and amortization expense increased by $52.1 million, or 265%, in the first nine months of 2004 as compared to the first nine months of 2003 due to $50.6 million related to new properties, including $15.3 million relating to amortization of value of in-place leases. Depreciation and amortization expense from properties that were owned by the Company prior to January 1, 2003 increased by $1.5 million primarily due to a higher asset base resulting from capital improvements to those properties.

Back to Contents

Gains on Sales of Interests in Real Estate

Gains on sales of interests in real estate were $1.5 million and $6.2 million in the third quarters of 2004 and 2003, respectively, resulting from the sale of Rio Grande Mall in 2004 and one joint venture multifamily property in 2003. This amount does not include gains on sales of the wholly-owned multifamily properties because they were classified as held for sale and such gains are reported in discontinued operations.

Gains on sales of interests in real estate were $1.5 million and $11.7 million in the first nine months of 2004 and 2003, respectively, resulting from the sale of Rio Grande Mall in 2004 and three joint venture multifamily properties and a parcel of land at the Crest Plaza Shopping Center in Allentown, Pennsylvania in 2003. This amount does not include gains on sales of the wholly-owned multifamily properties because they were classified as held for sale and such gains are reported in discontinued operations.

Discontinued Operations

Property operating results, gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows (in thousands of dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Property operating results of
wholly-owned multifamily properties	$—	$331	$—	$5,859
Property operating results of
Non-Core Properties	1,784	—	6,406	—

	1,784	331	6,406	5,859
Gains (adjustment to gains) on sales of discontinued operations	—	27,726	(550)	177,926
Minority interest in properties	(5)	—	(20)	—
Minority interest in Operating Partnership	(198)	(2,382)	(599)	(18,268)

Total	$1,581	$25,675	$5,237	$165,517

The decrease in multifamily operating results in the three and nine month periods ended September 30, 2004 was due to the sale of the wholly-owned multifamily properties portfolio in mid-2003. The Non-Core Properties were acquired in the Crown merger in November 2003.

NET OPERATING INCOME

Net operating income (“NOI”) (a non-GAAP measure) is derived from real estate revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). Net operating income is a non-GAAP measure. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity; nor is it indicative of funds available for the Company’s cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. The Company believes that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes general and administrative expenses, management company revenues, interest income, interest expense, depreciation and amortization, income from discontinued operations and gains on sales of interests in real estate.

Back to Contents

The following table presents net operating income results for the third quarters of 2004 and 2003. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents the Company’s share of its joint venture investments. Under GAAP, the Company accounts for its joint venture investments under the equity method of accounting. Property operating results for retail properties that the Company owned for the full periods presented (“Same Store”) exclude the results of properties that have undergone or were undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented (in thousands of dollars):

	For the Three Months Ended September 30, 2004				For the Three Months Ended September 30, 2003				% Change

		Non				Non
	Same	Same	Discontinued		Same	Same	Discontinued		Same
	Store	Store	Operations	Total	Store	Store	Operations	Total	Store	Total

Revenues	$47,986	$56,138	$7,028	$111,152	$45,739	$7,189	$993	$53,921	4.9%	106.1%

Expenses	(16,782)	(21,097)	(4,409)	(42,288)	(17,584)	(2,871)	(492)	(20,947)	(4.6)%	101.9%

Net Operating Income	$31,204	$35,041	$2,619	$68,864	$28,155	$4,318	$501	$32,974	10.8%	108.8%

Same Store NOI, which represents 45% of total NOI, increased by 10.8% in the third quarter of 2004 as compared to the third quarter of 2003, primarily due to a 4.9% increase in revenues. This increase was due primarily to improved operating results from the properties acquired from The Rouse Company in 2003, increased revenues at Dartmouth Mall and Magnolia Mall, both of which are benefiting from prior year redevelopment initiatives, and lease termination revenue of $1.5 million received from Dicks Sporting Goods at Northeast Tower Center in Philadelphia, PA.

Back to Contents

The following information is provided to reconcile net income to net operating income from continuing operations (in thousands of dollars):

RECONCILIATION OF NET INCOME TO NET OPERATING INCOME FROM CONTINUING OPERATIONS

	Three Months Ended

	September 30, 2004	September 30, 2003

Net income	$14,268	$34,924
Continuing operations:
Minority interest in Operating Partnership	1,525	989
Minority interest in properties	48	311
Equity in income from partnerships and joint ventures	(1,496)	(1,821)
Company’s proportionate share of partnerships and joint ventures net
operating income	4,509	5,669
Gains on sales of interests in real estate	(1,529)	(6,229)
Depreciation and amortization	22,684	9,192
Interest expense	18,293	8,483
Interest and other income	(180)	(217)
Management company revenue	(1,831)	(1,475)
Total general & administrative expenses	11,535	8,322
Discontinued operations:
Minority interest in Operating Partnership	198	2,382
Minority interest in properties	5	—
Gains on sales of interests in real estate	—	(27,726)
Interest expense	835	170

Net operating income	68,864	32,974
Revenues from discontinued operations	(7,028)	(993)
Property operating expenses from discontinued operations	4,409	492

Net operating income — continuing operations	$66,245	$32,473

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”) , which is a non-GAAP measure, as income before gains (losses) on sales of properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships and joint ventures to reflect funds from operations on the same basis.

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

Back to Contents

FFO does not include gains (losses) on real estate assets, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as net operating income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available for the Company’s cash needs, including its ability to make cash distributions.

The Company believes that net income is the most directly comparable GAAP measurement to FFO. The Company believes that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring events that are considered extraordinary under GAAP, gains on sales of real estate and depreciation and amortization of real estate.

FFO increased 138.7% to $34.6 million for the three months ended September 30, 2004, as compared to $14.5 million in the three months ended September 30, 2003. The increase was due primarily to operating results attributable to the properties acquired in 2004 and 2003. FFO increased 149.7% to $102.1 million for the first nine months of 2004, as compared to $40.9 million in the first nine months of 2003. This increase also was due primarily to operating results attributable to the properties acquired in 2004 and 2003.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods presented (in thousands of dollars, except per share amounts):

		Three Months Ended September 30,

			per share and		per share and
		2004	OP Unit	2003	OP Unit

Net income		$14,268	$0.36	$34,924	$1.62
Minority interest in Operating Partnership		1,525	0.04	989	0.05
Minority interest in Operating Partnership — discontinued operations		198	0.01	2,382	0.11
Dividends on preferred shares		(3,403)	(0.09)	—	—
Gains on sales of interests in real estate		(1,529)	(0.04)	(6,229)	(0.29)
Gains on dispositions of discontinued operations		—	—	(27,726)	(1.29)
Depreciation and amortization:
Wholly owned & consolidated partnership, net	(a)	22,561	0.56	9,127	0.42
Unconsolidated partnerships & joint ventures	(a)	1,002	0.02	1,035	0.05

FUNDS FROM OPERATIONS (b)		$34,622	$0.86	$14,502	$0.67

Weighted average number of shares outstanding		35,695		19,488
Weighted average effect of full conversion of OP units		4,436		2,049

Total weighted average shares outstanding, including OP units		40,131		21,537

(a)	Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
(b)	Includes the non-cash effect of straight-line rents of $1.3 million and $ 0.8 million for the third quarters of 2004 and 2003, respectively.

Back to Contents

		Nine Months Ended September 30,

			per share and		per share and
		2004	OP Unit	2003	OP Unit

Net income		$34,623	$0.87	$184,538	$9.46
Minority interest in Operating Partnership		3,362	0.09	2,099	0.11
Minority interest in Operating Partnership — discontinued operations		599	0.02	18,268	0.94
Dividends on preferred shares		(10,209)	(0.26)	—	—
Gains on sales of interests in real estate		(1,529)	(0.04)	(11,742)	(0.60)
(Gains) adjustment to gains on dispositions of discontinued operations		550	0.01	(177,926)	(9.13)
Depreciation and amortization:
Wholly owned & consolidated partnership, net	(a)	71,443	1.80	19,504	1.00
Unconsolidated partnerships & joint ventures	(a)	3,221	0.08	3,827	0.20
Discontinued operations		—	—	2,309	0.12

FUNDS FROM OPERATIONS (b)		$102,060	$2.57	$40,877	$2.10

Weighted average number of shares outstanding		35,539		17,560
Weighted average effect of full conversion of OP units		4,102		1,938

Total weighted average shares outstanding, including OP units		39,641		19,498

(a)	Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
(b)	Includes the non-cash effect of straight-line rents of $3.8 million and $1.8 million for the first nine months of 2004 and 2003, respectively.

COMMITMENTS

At September 30, 2004, the Company had approximately $63.4 million committed to complete current development and redevelopment projects. The Company expects to finance this amount through borrowings under the Credit Facility or through short-term construction loans.

In connection with the Crown merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. The Company consolidates these partnerships for financial reporting purposes. The retained interests entitle Crown’s former operating partnership to a quarterly cumulative preferred distribution of $184,300 and are subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this agreement, the Company has the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) and Crown’s former operating partnership has the right to contribute the retained interests to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown’s former operating partnership.

CONTINGENT LIABILITIES

In June and July, respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million, which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC, and has taken actions to preserve its rights with respect to such insurance. The Company is unable to estimate or determine the likelihood of any loss to the Company in connection with these claims.

Back to Contents

Following the Company’s sale of its 15 wholly-owned multifamily properties, the purchaser of those properties made claims against the Company seeking unspecified damages. During the second quarter of 2004, the Company paid $0.6 million to the purchaser to resolve these claims.

The Company’s management is aware of certain environmental matters at some of the Company’s properties, including ground water contamination, above-normal radon levels, the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company’s management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. Although the Company’s management does not expect these matters to have any significant impact on the Company’s liquidity or results of operations, it can make no assurances that the amounts that have been reserved for these matters of $0.2 million will be adequate to cover future environmental costs. The Company has insurance coverage for environmental claims up to $2.0 million per occurrence and up to $4.0 million in the aggregate.

LITIGATION

In April 2002, a joint venture, of which the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court’s decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court’s decision. The Company is not in a position to predict the outcome of the Superior Court’s determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

COMPETITION AND TENANT CREDIT RISK

The Company’s retail properties compete with other retail properties in their trade areas as well as alternative retail formats, including catalogs, home shopping networks and internet commerce. Economic factors, such as employment trends and the level of interest rates, impact retail property sales. Some of the Company’s properties are of the same type and are within the same market area as other competitive properties. There is competition for both acquisition of prime sites and for tenants to occupy the space that the Company and its competitors develop and manage. The existence of competitive properties could have a material adverse effect on the Company’s ability to lease space and on the level of rents it can obtain. The Company is vulnerable to credit risk if retailers that lease space from the Company experience economic declines or are unable to continue operating in its retail properties due to bankruptcies or other factors.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. The Company’s concentration in the retail sector increased the Company’s exposure to seasonality and is expected to result in a greater percentage of the Company’s cash flows being received in the fourth quarter as compared to prior years.

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

Back to Contents

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, together with other statements and information publicly disseminated by the Company, contain certain “forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect the Company’s current views about future events and are subject to risks, uncertainties and changes in circumstances that may cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, the Company’s business may be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including the possibility of war or terrorist attacks;

•	changes in local market conditions or other competitive factors;

•	existence of complex regulations, including those relating to the Company’s status as a REIT, and the adverse consequences if the Company were to fail to qualify as a REIT;

•	risks relating to construction and development activities and timing thereof;

•	the Company’s ability to maintain and increase property occupancy and rental rates;

•	the Company’s ability to acquire additional properties and to integrate acquired properties into our existing portfolio;

•	dependence on the Company’s tenants’ business operations and their financial stability;

•	possible environmental liabilities;

•	the Company’s ability to raise capital through public and private offerings of equity and/or debt securities and other financing risks, including the availability of adequate funds at reasonable cost; and

•	the Company’s short- and long-term liquidity position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed rate debt. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company’s market risk exposures during the first nine months of 2004. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Back to Contents

Item 4. Controls And Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004, and have concluded as follows:

•	Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported accurately and on a timely basis.

•	Information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Back to Contents

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

In April 2002, a joint venture in which the Company holds a 50% interest filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court’s decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court’s decision. The Company is not in a position to predict the outcome of the Superior Court’s determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Offerings

Class A and Class B Units of PREIT Associates are redeemable by PREIT Associates at the election of the limited partner holding the Units at the time and for the consideration set forth in PREIT Associates’ partnership agreement. In general, and subject to exceptions and limitations, beginning one year following the respective issue dates, “qualifying parties” may give one or more notices of redemption with respect to all or any part of the Class A Units then held by that party. Class B Units are redeemable at the option of the holder at any time after issuance.

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

During the third quarter of 2004, we issued 15,000 shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates.

All of the foregoing Units and shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act.

Back to Contents

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the third quarter of 2004 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees’ use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2004	876	$33.90	—	—
August 1 – August 31, 2004	6,588	$36.53	—	—
September 1 – September 30, 2004	—	—	—	—

Total	7,464	$36.22	—	—

Back to Contents

Item 6. Exhibits

10.1	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 24, 2004, is incorporated by reference herein.

10.2*#	Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P.

10.3	Contribution Agreement, dated as of October 8, 2004, by and among Cumberland Mall Management, Inc., Pan American Associates, Cumberland Mall Investment Associates, Pennsylvania Real Estate Investment Trust, and PREIT Associates, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated by reference herein.

10.4	Acquisition Agreement, dated as of October 8, 2004, by and among Hennis Road, L.L.C. and PREIT Associates, L.P., filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated by reference herein.

10.5	Purchase and Sale Agreement, effective October 14, 2004, by and between The Prudential Insurance Company of America and Colonial Realty Limited Partnership, as tenants in common, and Pennsylvania Real Estate Investment Trust, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 20, 2004, is incorporated by reference herein.

+10.6*	Nonqualified Supplemental Executive Retirement Agreement, dated as of September 9, 2004, between PREIT and Bruce Goldman.

+10.7*	Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and George F. Rubin.

+10.8*	Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and Joseph F. Coradino.

+10.9*	Form of Restricted Share Agreement under PREIT’s Restricted Share Plan for Non-Employee Trustees.

+10.10*	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan.

+10.11*	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan.

+10.12*	Form of Restricted Share Award Agreement (for Key Employees) under PREIT’s 2003 Equity Incentive Plan.

+10.13*	Form of Restricted Share Award Agreement (for Senior Officers with Employment Agreements) under PREIT’s 2003 Equity Incentive Plan.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

#	Schedules and exhibits thereto are omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Back to Contents

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

By: /s/ Ronald Rubin

Ronald Rubin
Chief Executive Officer

By: /s/ Robert F. McCadden

Robert F. McCadden
Executive Vice President and Chief Financial Officer

By: /s/ David J. Bryant

David J. Bryant
Senior Vice President and Treasurer
(Principal Accounting Officer)