Form 10-K
period 2004-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2005-03-16
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to ____________

Commission File No. 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

The Bellevue	19102
200 South Broad Street	(Zip Code)
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

The aggregate market value, as of June 30, 2004, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $1.175 billion (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 1, 2005, approximately 36,469,000 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement for its 2005 Annual Meeting are incorporated by reference in Part III of this Form 10-K.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

     ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Back to Contents

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2004, together with other statements and information publicly disseminated by us, contain certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including the possibility of war or terrorist attacks;

•	changes in local market conditions or other competitive factors;

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;

•	risks relating to development and redevelopment activities, including construction;

•	our ability to maintain and increase property occupancy and rental rates;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	dependence on our tenants' business operations and their financial stability;

•	possible environmental liabilities;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to obtain insurance at a reasonable cost;

•	our ability to raise capital through public and private offerings of debt and/or equity securities and other financing risks, including the availability of adequate funds at reasonable cost; and

•	our short- and long-term liquidity position.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1. Business – Risk Factors.” We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Except as the context otherwise requires, references in this Form 10-K to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Form 10-K to “PREIT Associates” refer to PREIT Associates, L.P.

Back to Contents

PART I

ITEM 1. BUSINESS.

Overview

     Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. We own a retail real estate portfolio that currently consists of 50 properties in 12 states and includes 37 shopping malls (including Cumberland Mall that was acquired in February 2005) and 13 power and strip centers. These retail properties have a total of approximately 33.1 million square feet, of which we and partnerships in which we own an interest own approximately 25.5 million square feet. Our portfolio also currently includes four industrial properties. We are a fully integrated, self-managed and self-administered REIT that has elected to be taxed as a REIT for federal income tax purposes. We are required each year to distribute to our shareholders at least 90% of our net taxable income and meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

Ownership Structure

     We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2004, held an 89.15% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes.

     We provide our management, leasing and development services through two wholly-owned subsidiaries, PREIT Services, LLC (“PREIT Services”) and PREIT-RUBIN, Inc. (“PREIT-RUBIN” or “PRI”). PREIT Services develops and manages our wholly-owned properties. PREIT-RUBIN is a taxable REIT subsidiary, as defined by federal tax laws, which means it is able to offer an expanded menu of services to tenants without jeopardizing our continued qualification as a real estate investment trust. PREIT- RUBIN develops and manages properties in which we own interests through partnerships with third parties, as well as properties that are owned by third parties in which we do not have an interest.

Back to Contents

The following is a diagram of our structure as of December 31, 2004:

Pennsylvania Real Estate Investment Trust (1)
89.15%
Minority Limited Partners
10.85%
PREIT Associates, L.P.
PREIT Services, LLC
53 Properties (2)
PREIT-RUBIN, Inc.

(1) Sole general partner and a limited partner of PREIT Associates.

(2) We own our interests in these 53 properties through various ownership structures. We own interests in some of these properties directly and have pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates' direct or indirect economic interest in the rest of the 53 properties ranges from 40% to 100%.

Retail Real Estate Industry

     The retail real estate industry generally classifies properties based on their size and on the way they are marketed. Property types are generally classified as follows: community centers, with 100,000 to 350,000 square feet of space, often including a supermarket; lifestyle, festival or other strip centers, with 80,000 to 500,000 square feet of specialty stores and leisure, dining and entertainment locations; power centers, with 250,000 to 800,000 square feet or more of mostly category-leading tenants; regional malls that have more than 400,000 square feet of space; and super-regional malls, which have more than 800,000 square feet of space. We refer to both regional malls and super regional malls as “malls.” These enclosed, climate-controlled malls typically offer apparel and accessories and hard goods, as well as services, restaurants, entertainment and convenient parking. Malls are often tailored to the economy and demographics of their trade areas, and mall managers employ corresponding strategies in determining the mix of tenants, the merchandise offered and the related general price point. Usually, there are two or more department stores or large format retail stores in regional malls that serve as anchor tenants, or “anchors.” Super regional malls often have three or more anchor tenants. The anchors serve as one of the main draws to the mall, and are usually situated at the ends of the rows of smaller “in-line” stores. These in-line stores are frequently a mix of national and regional retailers, and they typically generate a majority of the revenues of a mall.

Back to Contents

     In the REIT industry, a commonly used measure of operating performance and profitability is funds from operations ("FFO"). The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO, which is a non-GAAP measure, as income before gains (losses) on sales of properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. We use FFO as a supplemental non-GAAP measure to compare our company’s performance to that of our industry peers. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than the Company.

PREIT’s Business

     We are primarily engaged in the ownership, management, development and redevelopment, acquisition and leasing of malls and power and strip centers. Many of our malls and centers are located in middle markets in the Mid-Atlantic region or in the eastern part of the United States.

     We own a retail real estate portfolio that currently consists of 50 properties in 12 states and includes 37 shopping malls (including Cumberland Mall in Vineland, New Jersey that was acquired in February 2005) and 13 power and strip centers. These retail properties have a total of approximately 33.1 million square feet, of which we and partnerships in which we own an interest own approximately 25.5 million square feet. Our portfolio also currently includes four industrial properties. See “Item 2. Properties” for a complete list of our properties.

     The largest mall in our portfolio is approximately 1.3 million square feet, and the smallest is approximately 400,000 total square feet, excluding the two individual components of The Gallery at Market East in Philadelphia, Pennsylvania. The power centers in our portfolio range from 300,000 to 780,000 square feet, while the strip centers range from 100,000 square feet to 275,000 square feet.

     We derive the substantial majority of our revenues from rents received under leases with tenants for space at properties in our retail real estate portfolio. In general, our leases require tenants to pay base rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales volume that exceeds certain levels specified in their lease agreements, or a percentage of their total sales. Also, our leases generally provide that the tenant will reimburse us for certain expenses for common area maintenance, real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the retail properties. The expenses for which tenants are responsible are generally related to the tenant’s pro rata share of space at the property.

Strategy

     Our primary objective is to maximize the long term value of the Company for our shareholders. To that end, our business goals are to maximize our rental income, tenant sales and occupancy at our properties in order to maximize our cash flows, FFO, funds available for distribution to shareholders, and other operating measures and results, and ultimately to maximize the values of our properties. To achieve these goals, our strategies are to:

•	Unlock the value in underperforming properties in our portfolio by redeveloping them. If we believe that a property is not achieving its full potential, we engage in a focused leasing effort in order to increase the property’s performance. If we believe the property has the potential to support a more significant redevelopment project, we consider a formal redevelopment plan. Our redevelopment efforts are designed to increase customer traffic and attract retailers, which can, in turn, lead to increases in sales, occupancy levels and rental rates. Our efforts to maximize a property’s potential can also serve to maintain or improve an individual property’s competitive position.

•	Acquire, in an opportunistic and disciplined manner, additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances. We seek to selectively acquire properties that are well-located and that we believe have strong potential for increased cash flows and appreciation in value if we apply our skills in leasing, asset management and redevelopment to the property.

•	Pursue ground up development of additional retail and other properties that we expect can meet the financial hurdles we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, cost estimation and project management to develop new retail properties in trade areas that we believe have sufficient demand for such properties to generate cash flows that meet the financial thresholds we establish in the given environment.

Back to Contents

•	Actively manage and aggressively lease and market the retail properties in our portfolio. We conduct intense asset management of our properties in an effort to maximize and maintain occupancy and optimize the mix of tenants and thereby attract customers and increase sales by mall tenants. Such sales gains can increase tenant satisfaction and make our properties attractive to our tenants and prospective tenants, which can increase the rents at our properties.

•	Regularly review our portfolio of properties and, if appropriate, dispose of properties that we do not believe meet the financial or strategic criteria we apply, given economic, market and other circumstances. Disposing of such properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development projects and for other corporate purposes.

Redevelopment

     One of our key strategies is to unlock the value in underperforming properties in our portfolio by redeveloping them in order to attract more customers and retailers, leading to increases in occupancy and rental rates. We believe that several properties in our portfolio, including some of the properties acquired in our November 2003 merger with Crown American Realty Trust and some of the properties acquired in 2003 from The Rouse Company, present opportunities for creating value through focused leasing or redevelopment.

     The tactics we use in our efforts to unlock the potential value that we believe exists in underperforming properties include:

•	remerchandising the tenant mix to capitalize on the economy and demographics of the property’s trade area;

•	creating a diversified anchor mix including fashion, value-oriented and traditional department stores;

•	attracting non-traditional retailers to draw more customers to the property;

•	generating synergy by introducing lifestyle components to mall properties; and

•	redirecting traffic flow and creating additional space for in-line stores by relocating food courts.

     In 2004, The Mall at Prince Georges (formerly Prince Georges Plaza) in Hyattsville, Maryland and Dartmouth Mall in Dartmouth, Massachusetts reached the final stages of previously-begun redevelopment plans. Also, during the year, we subjected each of our properties to a rigorous assessment of its merchandising potential, which has included an analysis of the property’s trade area and its existing tenants and merchandise offerings. In connection with that review, we announced redevelopment plans for Capital City Mall in Camp Hill, Pennsylvania, Echelon Mall in Voorhees, New Jersey, New River Valley Mall in Christiansburg, Virginia, and Patrick Henry Mall in Newport News, Virginia.

     Redevelopments are frequently a significant undertaking, involving many of the same steps and requiring many of the same skills as new construction or new development. These steps and skills might include architectural design, engineering planning, acquisition of adjacent land or properties, obtaining zoning and other approvals and permits, interior design, addressing requirements for additional parking lots or decks, obtaining existing anchor approvals and relocating anchors and other mall tenants. The redevelopment of a particular property might involve construction of new interior space, renovation of existing interior space, updating interior décor and lighting, installing new floor coverings, changing or replacing facades, adding or relocating entrances, incorporating updated and consistent signage, resurfacing parking lots and improving exterior lighting, and renaming the property. While we make every effort to keep the length of the redevelopment projects to a minimum, in general, because of the numerous variables, including the process of obtaining necessary approvals and permits, the time needed to complete redevelopment projects is unpredictable.

     A very important aspect of a redevelopment project is the effect of the project on the rest of the property and on the tenants and customers during the time that the redevelopment is taking place. While we might undertake a redevelopment in an effort to maximize the long term performance of the property, in the short term, the operations and performance of the property will be affected. We might seek to relocate anchors and in-line stores, temporarily or permanently, which can affect tenant sales and rental rates. Also, some portion of the space in the mall will be unavailable during the redevelopment, and some space can only be made available for short periods of time because it is slated for renovation or because the space is part of the remerchandising of the mall and it cannot be subject to a long term lease until the redevelopment is complete. We manage the use of this space throughout the course of a redevelopment project through our specialty leasing function, with the goal of maximizing the rent we receive during the period of active redevelopment.

Back to Contents

Acquisitions

     We continue to seek to acquire well-located retail properties with strong prospects for future cash flow growth and capital appreciation, particularly where we believe our management and leasing capabilities can enhance the value of these properties. In May 2004, we acquired The Gallery at Market East II in Philadelphia, Pennsylvania, with 334,000 square feet of space, for $32.4 million. The purchase price was funded from our $500 million unsecured revolving credit facility (the “Credit Facility”). The property is adjacent to The Gallery at Market East I, which we acquired in 2003. When combined with The Gallery at Market East I, we own 528,000 square feet of the total 1.1 million square feet in The Gallery at Market East. In May 2004, we exercised our option to acquire the remaining 27% ownership interest in New Castle Associates, owner of Cherry Hill Mall in Cherry Hill, New Jersey, for 609,317 units of our operating partnership. In December 2004, we acquired Orlando Fashion Square in Orlando, Florida, a 1.1 million square foot mall, for $123.5 million. We financed this acquisition using our Credit Facility. In October 2004, we announced an agreement to acquire Cumberland Mall in Vineland, New Jersey, a 925,000 square foot mall, for approximately $59.5 million. PREIT-RUBIN, Inc. has managed and leased Cumberland Mall since 1997. This acquisition, which included acquisition of an undeveloped 1.7 acre parcel adjacent to the mall, was completed in February 2005 for approximately $0.9 million of cash, the assumption of approximately $47.7 million in mortgage debt and approximately $11.0 million in units of our operating partnership.

     When evaluating acquisitions, we conduct a detailed analysis of the geographic market and the demographic characteristics of the area surrounding the property, the property itself and other factors. If a property substantially meets the investment criteria we apply, given economic, market and other circumstances, we will pursue it further, and we believe we are well positioned to compete for it. We believe we have positive working relationships with many industry participants, including prospective sellers, buyers and financing sources that enable us to become aware of opportunities and to act quickly. We expect to fund property or portfolio acquisitions and expenses associated with acquisitions through long term secured and unsecured indebtedness, including our Credit Facility, and the issuance of additional equity securities, including under our $500 million universal shelf registration statement. See “Management’s Discussion and Analysis—Liquidity and Capital Resources.”

Development

     We pursue ground up development of additional retail and other properties that we believe meet the financial hurdles we apply, given economic, market and other circumstances. We generally seek to develop these projects in areas that we believe have a retail void and have desirable population or income trends, and where we believe the projects will have the potential for strong competitive positions. We generally have several development projects under way at a time, all at various stages in the process. We manage all aspects of these development projects, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our development projects closely, including costs and tenant interest.

     In 2004, we continued our development work on projects in Lacey Township, New Jersey; New Garden, Pennsylvania; and Gainesville, Florida. Our total investment in these projects through December 31, 2004 was $6.6 million. Also, in an effort to take advantage of the opening of a new market for gaming in Pennsylvania, we entered into an agreement in 2004 to manage the development of a proposed harness racetrack and casino on an approximately 218 acre site located 35 miles northwest of Pittsburgh, Pennsylvania, subject to the issuance of the required racing and gaming licenses. Also as part of one of our initiatives to develop properties near properties already in our portfolio, we acquired a 25 acre parcel of land in Florence, South Carolina in 2004. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel is situated across the street from Magnolia Mall and The Commons at Magnolia, both of which are properties we own. With respect to Christiana Power Center II in Christiana, Delaware, see “Item 3. Legal Proceedings.”

     Although we have previously developed properties that have proved successful, we cannot assure you that any of our current projects will be as successful as any of these previously developed properties, or that they will be successful at all, which could have a negative effect on our operating results. We also cannot assure you that any projects that we begin will ultimately be completed. If we determine not to proceed with a project or otherwise become required to write off development costs, there will be a negative effect on our results of operations.

Back to Contents

Asset Management, Leasing and Marketing

     We conduct intense asset management of our properties in an effort to maximize and maintain occupancy and optimize the mix of tenants and thereby attract customers and increase sales by mall tenants. We engage in active merchandising programs and coordinated marketing activities designed to promote our properties as magnet centers. Our on-site teams continuously monitor the local market and community, and work with our home office asset management, leasing and marketing professionals to evaluate and adjust the tenant mix in pursuit of the optimal match of tenants to the trade area and the ideal configuration and allocation of space. As part of these efforts, if appropriate, we might relocate tenants to better-suited space or terminate the leases of underperforming tenants. As an integral part of our management, we also expend considerable effort on controlling operating costs and expenses.

     In addition to owning, managing and developing our own properties, as of December 31, 2004, we also provided management, leasing and development services to affiliated and third-party property owners with respect to 11 retail properties containing approximately 2.6 million square feet and three office buildings containing approximately 0.8 million square feet.

Dispositions

     We periodically conduct portfolio property reviews and, if appropriate, we make determinations to dispose of properties that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of such properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development projects and for other corporate purposes.

     In August 2004, we sold our 60% non-controlling ownership interest in Rio Grande Mall, a 166,000 square foot strip center in Rio Grande, New Jersey, to an affiliate of our partner in this property for net proceeds of $4.1 million.

     In September 2004, we sold five of the six properties acquired in connection with our merger with Crown American Realty Trust that were considered to be non-strategic properties for an aggregate sale price of $110.7 million. The five malls were: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Shenango Valley Mall in Sharon, Pennsylvania; and West Manchester Mall in York, Pennsylvania. The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. We used the proceeds from this sale primarily to repay amounts outstanding under our Credit Facility. The sixth non-core property, Schuylkill Mall, remained designated as held for sale at December 31, 2004.

2003 Strategic Transformation

     In 2003, we transformed our strategic focus to the retail sector by changing our portfolio of properties from 22 retail properties and 19 multifamily properties as of December 31, 2002 to 54 retail properties as of December 31, 2003. We accomplished this strategic transformation to the retail sector by completing the following transactions in 2003:

•	merged with Crown American Realty Trust, which owned 26 shopping malls and a 50% interest in Palmer Park Mall in Easton, Pennsylvania through a pre-existing partnership with us;

•	acquired six shopping malls in the Philadelphia area from The Rouse Company;

•	acquired our partner's 70% share in Willow Grove Park, Willow Grove, Pennsylvania;

•	acquired a 6.08 acre parcel adjacent to Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania;

•	disposed of our 19 property multifamily portfolio;

•	issued 6,325,000 common shares through a public offering;

•	established a $500 million unsecured revolving Credit Facility; and

•	completed mortgage financing transactions on Dartmouth Mall, Dartmouth, Massachusetts, and Moorestown Mall, Moorestown, New Jersey.

Back to Contents

Competition

     Competition in the retail real estate industry is very intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, festival centers and community centers, as well as other commercial real estate developers and real estate owners. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. Our malls and our power and strip centers face competition from similar retail centers that might be near our retail properties. We also face competition from a variety of different retail formats, including discount or value retailers, home shopping networks, mail order operators, catalogs, telemarketers and internet retailers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we receive. Increased competition for tenants might also require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements could adversely affect our results of operations.

     We also compete with many other entities engaged in real estate investment activities for acquisitions of malls and other retail properties, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, assets or companies. If we pay higher prices for properties, our investment returns will be reduced, which will adversely affect the value of our securities.

Environmental

     Under various federal, state and local laws, ordinances and regulations, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. They also might be liable to the government or to third parties for substantial property damage, investigation costs or clean up costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination might adversely affect the owner's ability to sell or lease real estate or borrow with real estate as collateral. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be potentially liable under these laws and might incur costs in responding to these liabilities.

     From time to time, we respond to inquiries from environmental authorities with respect to properties both currently and formerly owned by us. We are aware of certain environmental matters at some of our properties, including soil and ground water contamination and the presence of asbestos containing materials and underground and above ground storage tanks. We have, in the past, performed remediation of such environmental matters, but we might be required in the future to perform testing relating to these matters and further remediation might be required. As of December 31, 2004, we have reserved $0.2 million for future remediation of these matters, but we might incur costs associated with such remediation that exceed such amount.

     At five of the properties in which we currently have an interest, and at two properties in which we formerly had an interest, environmental conditions have been or continue to be investigated and have not been fully remediated. Groundwater contamination has been found at five of these properties. While the former owners of two of the properties with groundwater contamination presently are remediating such contamination, any failure of such former owners to properly remediate such contamination could result in liability to us for such contamination. Dry cleaning operations were performed at three of the properties. Soil contamination has been identified at two of the properties having dry cleaning operations and groundwater contamination was found at the third property having dry cleaning operations. Although these properties might be eligible under state law for remediation with state funds, we cannot assure you that sufficient funds will be available under state legislation to pay the full costs of any such remediation, and we might incur costs in connection with such remediation.

     Asbestos-containing materials are present in a number of our properties, primarily in the form of floor tiles and adhesives. Fire-proofing material containing asbestos is present at some of our properties in limited concentrations or in limited areas. We have taken certain actions to remediate or to comply with disclosure requirements, as necessary or appropriate, in connection with the foregoing, but we might be required to take additional actions or to make additional expenditures.

Back to Contents

     We are aware of environmental concerns at Christiana Power Center Phase II, one of our development properties. The final costs and necessary remediation are not known and might cause us to decide not to develop the property, which would result in us having incurred unnecessary development costs and could have an adverse effect on our operating results. We also are a party to a number of agreements for the purchase of property for development in which initial environmental investigations have revealed environmental risk factors that might require remediation by the owner or prior owners of the property. Such environmental risks might cause us to decide not to purchase such properties, which would result in us having incurred unnecessary development expenses and could adversely affect our results of operations.

     In addition, the malls that we acquired in 2003 as part of our merger with Crown American Realty Trust have some environmental issues. Many of these malls contain, or at one time contained, underground and/or above ground storage tanks used to store waste oils or other petroleum products primarily related to the operation of automobile service center establishments at those malls. In some cases, the underground storage tanks have been abandoned in place, filled in with inert materials or removed and replaced with above ground tanks. Historical records indicate that soil and groundwater contamination from underground tanks and, in one case, a hydraulic lift, required remediation has occurred at five of the malls, and subsurface investigations (Phase II assessments) and remediation work either are ongoing or are scheduled to be conducted at three of those malls. In addition, three of the Crown malls were constructed on sites a portion of which previously had been used as landfills, two were constructed on former strip mines and two formerly had dry cleaning operations on them. There also are minor amounts of asbestos-containing materials in most of the Crown malls, primarily in the form of floor tiles, mastics and roofing materials. Fireproofing and insulation containing asbestos also are present in some of the malls in non-public areas, such as mechanical rooms. Two of the Crown malls also contain wastewater treatment facilities that treat wastewater at the malls before discharge into local streams. Operation of these facilities is subject to federal and state regulation.

     Our environmental liability coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $5 million in any single claim and $5 million in the aggregate, might be inadequate, which could result in our being obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

     In addition to the costs of remediation described above, we might incur additional costs to comply with federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety generally. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of our tenants, by the existing condition of the land, by operations in the vicinity of the properties (such as the presence of underground storage tanks) or by the activities of unrelated third parties. In addition, there are various federal, state and local fire, health, life-safety and similar regulations that might be applicable to our operations and that might subject us to liability in the form of fines or damages for noncompliance.

Employees

     We had an aggregate of approximately 1,586 employees at our properties and in our corporate office as of December 31, 2004. None of our employees are represented by a labor union.

Insurance

     We have comprehensive liability, fire, flood, terrorism, extended coverage and rental loss insurance that we believe is adequate and consistent with the level of coverage that is standard in our industry. We cannot assure you, however, that our insurance coverage will be adequate to protect against a loss of our invested capital or anticipated profits, or that we will be able to obtain adequate coverage at a reasonable cost in the future.

Status as a REIT

     We conduct our operations in a manner intended to maintain our qualification as a REIT under the Internal Revenue Code of 1986 (the "Code"). Generally, as a REIT, we will not be subject to federal or state income taxes on our net taxable income that we currently distribute to our shareholders. Our qualification and taxation as a REIT depend on our ability to meet various qualification tests (including dividend distribution, asset ownership and income tests) and certain share ownership requirements prescribed in the Code.

Back to Contents

Corporate Headquarters

     Our principal executive offices are located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102.

Seasonality

     There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and many tenants vacate their space early in the year. As a result, our occupancy and cash flow are generally higher in the fourth quarter and lower in the first quarter, excluding the effect of ongoing redevelopment projects. Our concentration in the retail sector increases our exposure to seasonality and is expected to result in a greater percentage of our cash flows being received in the fourth quarter.

Available Information

     We maintain a website with the address www.preit.com. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as practicable after filing with the SEC, copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K filed during each year, including all amendments to these reports. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics (which include the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for the audit, nominating and governance, and executive compensation and human resources committees of our board of trustees are available free of charge on our website, as well as in print to any shareholder upon request. We intend to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to our chief executive officer, principal financial officer and principal accounting officer by providing such information on our website within five days after effecting any amendment to or granting any waiver under the code, and we will maintain such information on our website for at least twelve months.

Back to Contents

RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

     Our retail properties are concentrated in the Mid-Atlantic region of the United States and adverse market conditions in that region might affect the ability of our tenants to make lease payments and to renew leases, which might reduce the amount of income generated by our properties.

     Our retail properties currently are concentrated in the Mid-Atlantic region of the United States. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, income, sales and property tax laws, availability and costs of financing, construction costs and weather conditions that might increase energy costs, are particularly adverse in Pennsylvania or in the Mid-Atlantic region, our results of operations will be more notably affected. If the sales of stores operating at our properties were to decline significantly due to adverse conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases or will enter into bankruptcy might increase. Furthermore, such adverse conditions might affect the timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay or defer their leasing decisions in order to obtain the most current information possible about trends in their businesses or industries. If, as a result of such tenant difficulties, our properties do not generate sufficient income to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders would be adversely affected.

     We are subject to risks that affect the retail real estate environment generally.

     Our business and our properties are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenues to meet operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. Changes in a number of factors can decrease the income generated by a retail property, including a downturn in the regional or local economy, which could result from plant closings, local industry slowdowns, adverse weather conditions, natural disasters and other factors; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property; and perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers. Income from retail properties and retail property values are also affected by applicable laws and regulations, including tax and zoning laws, and by interest rate levels and the availability and cost of financing, among other factors. Changes in one or more of these factors can lead to a decrease in the revenues generated by our properties and can have a material adverse effect on our financial condition and results of operations.

     We have substantial debt, which might increase, as well as obligations to pay dividends on our preferred shares, and we require significant cash flows to satisfy these obligations. If we are unable to satisfy those obligations, we might be forced to dispose of one or more properties and there could be other negative consequences.

     We use a substantial amount of debt to finance our business, and we might incur additional debt under our Credit Facility or otherwise in order to finance acquisitions, to develop or redevelop properties or for other general corporate purposes. If our leverage increases, our debt service costs and our risk of defaulting on our indebtedness might increase. We are also obligated to pay a quarterly dividend of $1.375 per share to the holders of the 2,475,000 11% preferred shares that we issued in connection with our merger with Crown American Realty Trust. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt or to pay distributions on our securities at historical rates, which could have a material adverse effect on our financial condition and results of operations. In addition, increases in interest rates on our existing indebtedness, which includes $271.0 million of variable rate debt as of December 31, 2004, would increase our interest expense, which could adversely affect our cash flow and our ability to make distributions to shareholders.

     Our substantial obligations arising from our indebtedness and the dividends payable on our preferred shares could have negative consequences to our shareholders, including:

•	requiring us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt and dividend payments on our preferred shares rather than for other purposes such as working capital, capital expenditures or dividends on our common shares;

Back to Contents

•	harming our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development and redevelopment activities or other general corporate purposes;

•	limiting our flexibility to plan for or react to changes in business and economic conditions; and

•	making us more vulnerable to a downturn in our business or the economy generally.

     Much of our indebtedness does not require significant principal payments prior to maturity. If our debt cannot be paid, refinanced or extended at maturity on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect our cash flow and our ability to make distributions to shareholders.

     Much of our outstanding indebtedness represents obligations of our operating partnership, PREIT Associates, L.P., and entities that we own or control that hold title to our properties. We have mortgaged many of our properties to secure payment of this indebtedness. If we were unable to make the required payments on this indebtedness, a lender could foreclose upon the mortgaged property and receive an assignment of rents and leases or pursue other remedies.

     Our investments in development and redevelopment properties might not yield the returns we anticipate, which would harm our operating results and reduce the amount of funds available for distributions to shareholders.

     As a component of our growth strategy, we plan to continue to develop new properties and redevelop existing properties, and we might develop other projects as opportunities arise. To the extent we continue current development or redevelopment projects or enter into new development or redevelopment projects, they will be subject to a number of risks, including, among others:

•	inability to obtain or delays in obtaining required zoning, occupancy and other governmental approvals;

•	expenditure of money and time on projects that might be significantly delayed or might never be completed;

•	inability to reach projected occupancy and rental rates;

•	inability to obtain mortgage lender or anchor or other property partner approvals, if applicable, for redevelopments;

•	higher than estimated construction costs; cost overruns and timing delays due to lack of availability of materials and labor, weather conditions and other factors outside our control; and

•	inability to obtain permanent financing upon completion of development or redevelopment activities or to refinance construction loans, which are generally recourse to us.

     Unanticipated delays or expenses associated with our development or redevelopment properties could adversely affect the investment returns from these projects and adversely affect our financial condition and results of operations.

     The covenants in our Credit Facility might restrict our operations or acquisition activities, which might harm our ability to pursue new business initiatives and have a negative effect on our financial condition and results of operations.

     Our Credit Facility currently requires our operating partnership, PREIT Associates, L.P., to satisfy numerous financial covenants. These covenants could reduce our flexibility in conducting our operations by limiting our ability to borrow money and, if we cannot continue to satisfy these covenants, there is a risk of default under the Credit Facility. If we default under the Credit Facility, the lenders could require us to repay the debt immediately, which would have a material adverse effect on our financial condition and results of operations.

     We might be unable to manage effectively our rapid growth and expansion in the retail sector, which might result in disruptions to our business and additional expense.

Back to Contents

     We have recently experienced rapid growth and we continue to pursue, in an opportunistic and disciplined manner, acquisitions of additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances. We might not be able to adapt our management and operational systems to our new, larger size and our increased number of retail properties. In 2003, we completed the acquisition of 26 retail properties through our merger with Crown American Realty Trust and the acquisition of six shopping malls from The Rouse Company. The Crown merger has required the integration of two large and complex real estate businesses that formerly operated independently. Following the merger and the acquisition of the six malls, the gross leasable area of our owned, managed or leased retail properties is significantly higher than it was before those transactions. In 2004, we acquired two additional properties and the remaining minority portion of one property already in our portfolio, and we acquired one additional property in February 2005.

     The integration efforts required in connection with these recent acquisitions and any we may complete in the future, together with our continuing efforts to transform our strategic focus to ownership of retail properties, are substantial and might cause disruptions in our operations. These efforts might divert management’s attention away from day-to-day operations, which could cause us to lose or to be delayed in pursuing business opportunities or activities or could impair our relationships with our current tenants and employees. Also, we could incur unanticipated expenses in connection with these integration activities. Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:

•	we might not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits of those transactions;

•	we might not have adequate personnel and financial and other resources to successfully handle our substantially increased operations;

•	we might not be successful in leasing space in acquired properties;

•	the combined portfolio might not perform at the level we anticipate;

•	we might experience difficulties and incur unforeseen expenses in connection with assimilating and retaining employees working at acquired properties, and assimilating any acquired properties;

•	we might experience problems and incur unforeseen expenses in connection with upgrading and expanding our systems and processes; and

•	we might incur unexpected liabilities in connection with the properties and businesses we have acquired.

     If we fail to successfully integrate any properties, assets or companies we acquire, and/or fail to realize the intended benefits of any such transactions, our financial condition and results of operations, and our ability to make distributions to shareholders at historical levels, if at all, might be adversely affected.

     The retail real estate industry is highly competitive, and this competition could harm our ability to operate profitably.

     Competition in the retail real estate industry is very intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, or festival centers and community centers, as well as other commercial real estate developers and real estate owners. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. Our malls and our power and strip centers face competition from similar retail centers that are near our retail properties. We also face competition from a variety of different retail formats, including discount or value retailers, home shopping networks, mail order operators, catalogs, telemarketers and internet retailers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we receive. Increased competition for tenants might also require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements could adversely affect our results of operations.

     We face increasing competition for the acquisition of properties and other assets, which might impede our ability to make future acquisitions or might increase the cost of these acquisitions.

Back to Contents

     We compete with many other entities engaged in real estate investment activities for acquisitions of malls and other retail properties, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors because they might have greater resources, might be willing to pay more, or might have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the available capital resources competing for suitable investment properties might increase. This would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our investment returns will be reduced, which will adversely affect the value of our securities.

     Rising operating expenses could reduce our cash flow and funds available for future distributions.

     Our properties and any properties we acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which might negatively affect us. The properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repair and maintenance costs and administrative expenses. Although some of our properties are leased on terms that require tenants to pay a portion of the expenses associated with the property, we might not be able to pass along the increased costs, and renewals of leases or new leases might not be negotiated on that basis, in which event we will have to pay those costs. If we are unable to lease properties on a basis requiring the tenants to pay all or some of the expenses associated with the property, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect our results of operations. Similarly, if a property is not fully occupied, we would be required to pay a portion of the expenses that are typically paid by our tenants. We cannot assure you that increases in these expenses will not lead our tenants, or prospective tenants, to seek retail space elsewhere. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to our tenants, which could adversely affect our results of operations and limit our ability to make distributions to shareholders.

     Any tenant bankruptcies or leasing delays or terminations we encounter, particularly with respect to our anchor tenants, could adversely affect our financial condition and results of operations.

     We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants might fail to make rental payments when due, delay lease commencement or declare bankruptcy, which could result in the termination of the tenant’s lease and, particularly in the case of a key anchor, could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. See “Item 2. Properties – Major Tenants.” In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales and financial performance directly affects our results of operations. Also, if tenants are unable to comply with the terms of our leases, we might modify lease terms in ways that are unfavorable to us.

     The income we generate from our retail properties depends, to a large extent, on the ability of our anchor tenants to attract customers to our properties. In recent years, the retail industry and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes, consolidation and other ownership changes. For example, Sears, Roebuck & Co. and Kmart Holding Corporation have announced plans to merge, as have Federated Department Stores, Inc. and The May Department Stores Company. Such announced transactions, if completed, and any similar transactions in the future might result in the restructuring of these companies, which could include closures of anchor stores operated by them at our properties. Any such closures could have a negative effect on our properties. In addition to the loss of rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor’s lease is terminated or it otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space in a timely manner or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

     If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. In 2004, a number of tenants that leased space from us in our properties filed for bankruptcy protection, including KB Toys, Inc. and Gadzooks Inc. These tenant bankruptcies adversely affected our financial condition and results of operations.

Back to Contents

     We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might impede our growth.

     Integral to our business strategy have been our strategic acquisitions of retail properties. Our ability to expand by means of acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and are compatible with our growth strategy. We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, or in consummating acquisitions or investments on satisfactory terms. An inability to identify or consummate acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.

     Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

     Substantially all of our total consolidated assets consist of investments in real properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

     Before a property can be sold, we might be required to make expenditures to correct defects or to make improvements. We cannot assure you that we will have funds available to correct those defects or to make those improvements, and if we cannot do so, we might not be able to sell the property, or might be required to sell the property on unfavorable terms. In acquiring a property, we might agree to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and results of operations.

     We have entered into tax protection agreements for the benefit of certain former property owners, including some limited partners of PREIT Associates, L.P., that might limit our ability to sell some of our properties that we might otherwise want to sell, which could harm our financial condition.

     As the general partner of PREIT Associates, L.P., we have agreed to indemnify certain former property owners, including some who have become limited partners of PREIT Associates, L.P., against tax liability that they might incur if we sell the properties acquired from them within a certain number of years in a taxable transaction. In some cases, these agreements might make it uneconomical for us to sell these properties, even in circumstances in which it otherwise would be advantageous to do so, which could harm our ability to address liquidity needs in the future or otherwise harm our financial condition.

     Some of our properties are in need of maintenance and/or renovation, which could harm our operating results.

     Some of our retail properties, including some of those acquired as part of the 2003 Rouse shopping mall acquisitions and our merger with Crown, were constructed or last renovated more than 10 years ago. Older properties might generate lower rentals or might require significant expense for maintenance and/or renovations, which could harm our results of operations.

     Our business could be harmed if Ronald Rubin, our chairman and chief executive officer, and other members of our senior management team terminate their employment with us.

     Our future success depends, to a meaningful extent, upon the continued services of Ronald Rubin, our chairman and chief executive officer, and the services of our corporate management team (including the five-person Office of the Chairman that, in addition to Ronald Rubin, consists of Jonathan Weller, George Rubin, Edward Glickman and Joseph Coradino). Although we have entered into employment agreements with Ronald Rubin and certain other members of our corporate management team, they could elect to terminate those agreements at any time. In addition, although we have purchased a key man life insurance policy in the amount of $5 million to cover Ronald Rubin, we cannot assure you that this would compensate us for the loss of his services. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

Back to Contents

     We have invested and expect to invest in the future as a partner in acquiring or developing properties, and we might not control the management or disposition of these properties, or we might be exposed to other risks.

     We have invested and expect to invest in the future as a partner in the acquisition of existing properties or the development of new properties, in contrast to acquiring properties or developing projects on our own. Entering into partnerships with third parties involves risks not present in the case where we act alone, in that we might not have exclusive control over the acquisition, development, financing, leasing, management and other aspects of the property or project. These limitations might adversely affect our ability to sell these properties at the most advantageous time for us.

     Some of our retail properties are owned by partnerships in which we are a general partner. Under the terms of the partnership agreements, major decisions, such as a sale, lease, refinancing, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners. Accordingly, because decisions must be unanimous, necessary actions might be delayed significantly and it might be difficult or even impossible to remove a partner that is serving as the property manager. We might not be able to favorably resolve any issues which arise with respect to such decisions, or we might have to provide financial or other inducements to our partners to obtain such resolution. In cases where we are not the controlling partner or where we are only one of the general partners, there are many decisions that do not relate to fundamental matters that do not require our approval and that we do not control. Also, in cases in which we serve as managing general partner of the partnerships that own our properties, we might have certain fiduciary responsibilities to the other partners in those partnerships.

     Business disagreements with partners might arise. We might incur substantial expenses in resolving these disputes. To preserve our investment, we might be required to make commitments to or on behalf of a partnership during a dispute that might not be credited or repaid in full. Moreover, we cannot assure you that our resolution of a dispute with a partner will be on terms that are favorable to us.

     Other risks of investments in partnerships with third parties include:

•	partners might become bankrupt or fail to fund their share of required capital contributions;

•	partners might have business interests or goals that are inconsistent with our business interests or goals;

•	partners might be in a position to take action contrary to our policies or objectives;

•	we might incur liability for the actions of our partners; and

•	third-party managers might not be sensitive to REIT tax compliance matters.

     We might not be able to obtain capital to finance our business initiatives or to finance our partnerships with third parties.

     We expect to meet certain of our long-term capital requirements, such as acquisitions of properties or other assets, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The REIT provisions of the Code generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Our ability to finance our growth using external sources depends, in part, on the availability of credit or of equity capital to us at the time or times we need it. Over the course of the business cycle, there might be times when lenders and equity investors might show less interest in lending to us or investing in our securities. Our Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided there is no event of default at that time. Although we believe, based on current market conditions, that we will be able to finance our business initiatives for the foreseeable future, financing might not be available on acceptable terms, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of the Company" for information about our available sources of funds. If we are unable to borrow under our Credit Facility or to arrange for alternative financing, we might be unable to acquire properties, redevelop our existing properties or finance other corporate activities, and our financial condition and results of operations would be adversely affected.

Back to Contents

     The profitability of each partnership we enter into with third parties that has short-term financing or debt requiring a balloon payment is dependent on the availability of long-term financing on satisfactory terms. If satisfactory long-term financing is not available, we might have to rely on other sources of short-term financing or equity contributions. Although these partnerships are not wholly-owned by us, we might be required to pay the full amount of any obligation of the partnership that we have guaranteed in whole or in part, or we might elect to pay all of the obligations of such a partnership to protect our equity interest in its properties and assets. This could cause us to utilize a substantial portion of our liquidity sources or funds from operations and could have a material adverse effect on our operating results and reduce amounts available for distribution to shareholders.

     If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

     There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution and environmental matters, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expenses to repair or rebuild the property. These types of events could adversely affect our cash flow and ability to make distributions to shareholders.

     Some of our properties are held by special purpose entities and are not generally available to satisfy creditors’ claims in bankruptcy, which could impair our ability to borrow.

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

     Risks associated with PREIT-RUBIN’s management of properties owned by third parties include:

•	the property owner’s termination of the management contract and the corresponding loss of management fee revenue;

•	loss of the management contract in connection with a property sale;

•	non-renewal of the management contract after expiration;

•	renewal of the management contract on terms less favorable than current terms;

•	decline in management fees as a result of general real estate market conditions or local market factors; and

•	claims of losses due to allegations of mismanagement.

The occurrence of one or more of these events could adversely affect our results of operations and financial condition.

     See also “Item 1. Business – Environmental.”

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

     Some of our officers have interests in properties that we manage and therefore might have conflicts of interest that could adversely affect our business.

Back to Contents

     We provide management, leasing and development services for partnerships and other ventures in which some of our officers and trustees, including Ronald Rubin, a trustee and our chairman and chief executive officer, and George Rubin, a trustee and a vice chairman, have indirect ownership interests. In addition, we lease substantial office space from Bellevue Associates, an entity in which some of our officers, including the Rubins, have an interest. Our officers who have interests in the other parties to these transactions have a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.

     Limited partners of PREIT Associates, L.P. might vote on certain fundamental changes we propose, which could inhibit a change in control that might otherwise result in a premium to our shareholders.

     Our assets generally are held through PREIT Associates, L.P., a Delaware limited partnership of which we are the sole general partner. We currently hold a majority of the outstanding units of limited partnership interest in PREIT Associates. However, PREIT Associates might, from time to time, issue additional units to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Units generally do not carry a right to vote on any matter voted on by our shareholders, although limited partnership interests might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Our partnership interest in PREIT Associates is not included for purposes of determining when half of the partnership interests issued on September 30, 1997 have been redeemed, nor are they counted as votes. These existing rights could inhibit a change in control that might otherwise result in a premium to our shareholders. In addition, we cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

     Mark E. Pasquerilla might have the ability to exercise influence over us and might delay, defer or prevent us from taking actions that would be beneficial to our shareholders.

     As of February 14, 2005, Mark E. Pasquerilla and his affiliates owned more than 6% of our outstanding common shares, assuming the redemption of their units of limited partnership interest in PREIT Associates, L.P. for our common shares. Mr. Pasquerilla also is a member of our board of trustees. Accordingly, Mr. Pasquerilla might be able to exercise influence over the outcome of certain matters such as decisions relating to the election of candidates for the board of trustees and the determination of our day-to-day corporate and management policies, and possibly over the outcome of any proposed merger or consolidation that we consider. Mr. Pasquerilla’s ownership interest in us might discourage third parties from seeking to acquire control of us, which might adversely affect the market price of our common shares. As a condition to the Crown merger, Mr. Pasquerilla and certain of his affiliates entered into a standstill agreement limiting their rights in connection with, among other things, a proposed change in control of us. However, we cannot assure you that Mr. Pasquerilla and his affiliates will abide by the terms of the standstill agreement, and the standstill agreement will not prevent Mr. Pasquerilla from voting his shares or taking other actions with respect to matters not covered by the standstill agreement.

     Our organizational documents contain provisions that might discourage a takeover of us and depress our share price.

     Our organizational documents contain provisions that might have an anti-takeover effect and inhibit a change in our management and the opportunity to realize a premium over the then prevailing market price of our securities. These provisions include:

(1)	There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals, and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause us to be beneficially owned by fewer than 100 persons. Our board of trustees might exempt a person from the 9.9% ownership limit if they receive a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Absent an exemption, this restriction might:

Back to Contents

•	discourage, delay or prevent a tender offer or other transactions or a change in management or control that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or

•	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

(2)	Our trust agreement permits our board of trustees to issue preferred shares with terms that might discourage a third party from acquiring our company. Our trust agreement permits our board of trustees to create and issue multiple classes and series of preferred shares, and classes and series of preferred shares having preferences to the existing shares on any matter, without a vote of shareholders, including preferences in rights in liquidation or to dividends and option rights, and other securities having conversion or option rights, and might authorize the creation and issuance by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities might provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of delaying or preventing a change in control over us, even if a change in control were in our shareholders’ interest.

(3)	Our staggered board of trustees might affect the ability of a shareholder to take control of our company. Our board of trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three year terms upon the expiration of the term of the respective class. The staggered terms for trustees might affect the ability of a shareholder to take control of us, even if a change in control were in the best interests of our shareholders.

     In addition, we have adopted a shareholder rights plan that might discourage, delay or prevent a tender offer or other transaction that might involve a premium price for our shares or otherwise be in the best interests of our shareholders.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

     Many factors, including negative perceptions of the retail sector generally, can have an adverse effect on the market value of our securities.

     As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•	Increases in market interest rates, relative to the dividend yield on our shares. If market interest rates go up, prospective purchasers of our securities might require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our shares to go down.

•	Anticipated benefit of an investment in our securities as compared to investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions).

•	Perception by market professionals of REITs generally and REITs in the retail market segment in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus on acquiring retail centers in the future.

•	Perception by market participants of our potential for payment of cash distributions and for growth.

•	Level of institutional investor interest in our securities.

•	Relatively low trading volumes in securities of REITs.

•	Our results of operations and financial condition.

•	Investor confidence in the stock market generally.

Back to Contents

     The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our common shares might trade at prices that are higher or lower than our net asset value per common share. If our future earnings or cash distributions are less than expected, it is likely that the market price of our common and preferred shares will diminish.

     Legislative actions, higher insurance and new accounting pronouncements could increase our operating expenses and affect our financial condition and results of operations.

     In order to comply with the Sarbanes-Oxley Act of 2002 as well as changes to listing standards adopted by the New York Stock Exchange, we have been and continue to incur certain costs and expenses, including hiring additional personnel and utilizing additional outside legal, accounting and advisory services. These activities increase our operating expenses. In addition, insurers might increase premiums as a result of our increased size or other factors or changes in the marketplace, so our costs for our insurance policies, including our directors’ and officers’ insurance policies, might increase. We cannot predict the effect that new accounting pronouncements might have on our results of operations. Any such accounting pronouncements also could result in the incurrence of additional professional fees.

     Possible terrorist activity or other acts of violence or war could adversely affect our financial condition and results of operations.

     Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts might be lower, or cost more, which could adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital. Also, we might face higher operating expenses. For example, it might cost more in the future than in the past for physical security, property/casualty and liability insurance and property maintenance. As a result of the terrorist attacks and other market conditions, the cost of premiums for insurance coverage might be significantly higher when it is time to renew our coverage, which could increase our operating expenses and negatively affect our results of operations and our cash flow.

TAX RISKS

     If we were to fail to qualify as a REIT, our shareholders would be adversely affected.

          We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. To qualify as a REIT, however, we must comply with certain highly technical and complex requirements under the Internal Revenue Code, which is more complicated in the case of a REIT such as ours that holds its assets primarily in partnership form. We cannot be certain we have complied with these requirements because there are very limited judicial and administrative interpretations of these provisions, and even a technical or inadvertent mistake could jeopardize our REIT status. In addition, facts and circumstances that might be beyond our control might affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification.

          If we were to fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under statutory provisions, we would remain disqualified from treatment as a REIT for the four taxable years following the year during which we first failed to qualify. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to shareholders and for debt service. In addition, we would no longer be required to make any distributions to shareholders. If there were a determination that we do not qualify as a REIT, there would be a material adverse effect on our results of operations and there could be a material reduction in the value of our common and preferred shares.

Back to Contents

     We might be unable to comply with the strict income distribution requirements applicable to REITs, or compliance with such requirements could adversely affect our financial condition.

          To obtain the favorable tax treatment associated with qualifying as a REIT, we are required each year to distribute to our shareholders at least 90% of our net taxable income. In addition, we are subject to a tax on any undistributed portion of our income at regular corporate rates and might also be subject to a 4% excise tax on this undistributed income. We could be required to seek to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing, which could adversely affect our financial condition and results of operations.

ITEM 2. PROPERTIES

Retail Properties

     As of December 31, 2004, we had interests in 49 retail properties containing an aggregate of approximately 32.2 million square feet, of which we and partnerships in which we own an interest owned approximately 25.1 million square feet. PREIT Services currently manages 42 of these properties, all of which are wholly-owned by us. PREIT-RUBIN co-manages one property, which is owned by a partnership that is not wholly-owned by us. The remaining six properties also are owned by partnerships that are not wholly-owned by us and are managed by our partners, or by an entity we or our partners designate.

     Total occupancy in our enclosed malls including only space we own was 90.7% as of December 31, 2004. Occupancy in our power centers was 96.8% as of that date, and occupancy in our strip centers was 95.7% as of that date.

     In general, we own the land underlying our properties in fee or, in the case of our properties held by partnerships with others, ownership by the partnership entity is in fee. At certain properties, however, the underlying land is owned by third parties and leased to us or the partnership in which we hold an interest pursuant to long term ground leases. In a ground lease, the property owner pays rent for the use of the land and is responsible for all costs and expenses related to the building and improvements.

Back to Contents

     The following table presents information regarding our retail properties as of December 31, 2004 and the acquisition of Cumberland Mall in February 2005. We refer to the total retail space, including anchors and in-line stores, as “Total Square Feet,” and the portion that we own as “Owned Square Feet.”

Property/Location(1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (2)	Year Built or Renovated	% of Owned Square Feet Leased as of December 31, 2004 (2),(3)	Anchors (4)

Beaver Valley Mall	100%		1,162,982	958,212	1991	89.0%	Boscov's
Monaca, PA							J.C. Penney
							Sears
							Kaufmann's

Capital City Mall	100%		608,648	488,648	1998	98.6%	Sears
Camp Hill, PA							J.C. Penney
							Hecht's

Chambersburg Mall	89	%(5)	453,941	453,941	1982	92.3%	Bon-Ton
Chambersburg, PA							Value City
							Sears
							J.C. Penney

Cherry Hill Mall	100%		1,273,177	532,407	1990	92.5%	J.C. Penney
Cherry Hill, NJ							Macy's
							Strawbridge's

Christiana Power	100%		302,409	302,409	1998	100.0%	Costco
Center Phase I							Dick's Sporting Goods
Newark, DE

The Commons at	100%		230,689	104,489	2002	100.0%	Goody's Family
Magnolia							Clothings
Florence, SC							Target

The Court at	50%		704,486	456,863	1996	100.0%	Dick's Sporting Goods
Oxford Valley							Best Buy
Langhorne, PA							Linens N Things

Creekview Shopping	100%		425,002	136,086	2001	100.0%	Target
Center							Lowe's
Warrington, PA							Genuardi's

Crest Plaza Shopping	100%		257,401	114,271	2003	98.1%	Weis Markets
Center							Target
Allentown, PA

Crossroads Mall	100%		450,091	450,091	1981	95.1%	J.C. Penney
Beckley, WV							Sears
							Belk

Dartmouth Mall	100%		670,276	530,276	2000	96.4%	J.C. Penney
Dartmouth, MA							Sears
							Filene’s

Back to Contents

Property/Location(1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (2)	Year Built or Renovated	% of Owned Square Feet Leased as of December 31, 2004 (2),(3)	Anchors (4)

Echelon Mall	100%		1,140,898	744,115	1998	37.1%	Boscov's
Voorhees, NJ							Strawbridge's

Exton Square Mall	100%		1,087,447	809,979	2000	94.1%	Boscov's
Exton, PA							J.C. Penney
							Kmart
							Sears
							Strawbridge's

Festival at Exton	100%		145,043	145,043	1991	94.0%	Sears Hardware
Exton, PA							Clemens

Francis Scott Key Mall	89	%(5)	709,581	570,248	1991	95.9%	J.C. Penney
Frederick, MD							Sears
							Value City
							Hecht's

The Gallery at	100%		193,618	193,618	1990	90.6%	Kmart
Market East I							Strawbridge's
Philadelphia, PA

The Gallery at	100%		334,067	334,067	1984	81.5%	Burlington Coat
Market East II							Factory
Philadelphia, PA

Jacksonville Mall	100%		474,633	474,633	1998	97.8%	J.C. Penney
Jacksonville, NC							Belk
							Sears

Laurel Mall	40%		559,523	559,523	1995	96.2%	Boscov's
Hazelton, PA							Kmart
							J.C. Penney

Lehigh Valley Mall	50%		1,047,241	675,255	1996	91.5%	J.C. Penney
Allentown, PA							Strawbridge's
							Macy's

Logan Valley Mall	100%		781,635	781,635	1997	97.9%	Kaufmann's
Altoona, PA							Sears
							J.C. Penney

Lycoming Mall	89	%(5)	782,350	662,350	1990	89.6%	J.C. Penney
Pennsdale, PA							Bon-Ton
							Sears
							Value City
							Kaufmann's(6)

Magnolia Mall	100%		564,795	564,795	1992	93.9%	J.C. Penney
Florence, SC							Sears
							Belk
							Best Buy

Back to Contents

Property/Location(1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (2)	Year Built or Renovated	% of Owned Square Feet Leased as of December 31, 2004 (2),(3)	Anchors (4)

The Mall at Prince Georges Hyattsville, MD	100%		829,332	829,332	2004	97.1%	J.C. Penney Hecht's
							Target

Metroplex Shopping	50%		778,190	477,461	2001	100.0%	Target
Center							Lowe's
Plymouth Meeting, PA							Giant

Moorestown Mall	100%		1,057,708	736,508	2000	94.1%	Boscov's
Moorestown, NJ							Lord & Taylor
							Sears
							Strawbridge's

New River Valley Mall	89	%(5)	428,155	428,155	1988	76.7%	Belk
Christiansburg, VA							J.C. Penney
							Sears

Nittany Mall	89	%(5)	532,078	437,078	1990	93.5%	Bon-Ton
State College, PA							J.C. Penney
							Sears
							Kaufmann's(6)

Northeast Tower Center Philadelphia, PA	100%		477,220	438,542	1998	89.7%	Home Depot PetSmart
							Wal-Mart

North Hanover Mall	89	%(5)	453,911	453,911	1999	93.4%	J.C. Penney
Hanover, PA							Sears
							Bon-Ton
							Black Rose
							Antiques

Orlando Fashion	100%		1,042,401	886,825	2003	90.7%	Burdines-
Square							Macy’s
Orlando, FL							Dillard’s
							J.C. Penney
							Sears

Palmer Park Mall	100%		446,010	446,010	1998	99.2%	Bon-Ton
Easton, PA							Boscov's

Patrick Henry Mall	89	%(5)	640,366	500,366	1999	99.3%	Dillard's Mens
Newport News, VA							Dillard's Womens
							J.C. Penney
							Hecht's

Back to Contents

Property/Location(1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (2)	Year Built or Renovated	% of Owned Square Feet Leased as of December 31, 2004 (2),(3)	Anchors (4)

Paxton Towne Centre	100%		717,541	444,483	2001	92.1%	Target
Harrisburg, PA							Kohl's
							Weis Markets Costco

Phillipsburg Mall	89	%(5)	568,903	568,903	2003	92.6%	Sears
Phillipsburg, NJ							Bon-Ton
							J.C. Penney
							Kohl's

Plymouth Meeting Mall Plymouth Meeting, PA	100%		973,166	758,531	1999	73.1%	AMC Theater Boscov’s
							Strawbridge’s

Red Rose Commons	50%		463,042	263,452	1998	99.2%	Weis Markets
Lancaster, PA							Home Depot

Schuylkill Mall	100%		726,667	665,751	1991	76.5%	Kmart
Frackville, PA							Sears
							Bon-Ton
							Black Diamond
							Antiques

South Blanding Village	100%		106,657	106,657	1986	96.8%	Food Lion
Jacksonville, FL							Staples

South Mall	89	%(5)	403,742	403,742	1992	97.3%	Bon-Ton
Allentown, PA							Stein Mart
							Steve & Barry's

Springfield Park I & II(7)	50%		272,500	126,831	1998	90.9%	Target
Springfield, PA							Bed, Bath &
							Beyond
							LA Fitness

Uniontown Mall	89	%(5)	698,033	698,033	1990	96.0%	Value City
Uniontown, PA							Sears
							Roomful Express
							Furniture
							J.C. Penney
							Teletech
							Bon-Ton

Valley Mall	100%		894,708	651,308	1999	99.3%	J.C. Penney
Hagerstown, MD							Bon-Ton
							Sears
							Hecht's

Back to Contents

Property/Location(1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (2)	Year Built or Renovated	% of Owned Square Feet Leased as of December 31, 2004 (2),(3)		Anchors (4)

Valley View Mall	100%		587,052	332,456	2001	96.3%		Marshall Fields
La Crosse, WI								Herberger's
								J.C. Penney
								Sears

Viewmont Mall	89	%(5)	743,273	623,273	1996	99.3%		J.C. Penney
Scranton, PA								Sears
								Kaufmann's

Washington Crown	89	%(5)	673,671	533,576	1999	94.0%		Sears
Center								Bon-Ton
Washington, PA								Kaufmann's
								Gander Mountain

Whitehall Mall	50%		526,362	526,362	1998	97.4%		Sears
Allentown, PA								Kohl's
								Bed, Bath
								& Beyond

Willow Grove Park	100%		1,206,005	564,144	2001	95.1%		Sears
Willow Grove, PA								Bloomingdale's
								Strawbridge's
								Macy's

Wiregrass Commons	100%		632,876	229,713	1999	83.8%		Dillard’s
Mall								J.C. Penney
Dothan, AL								McRae’s
								Parisian, Inc.

Wyoming Valley	100%		911,641	911,641	1995	97.9%		Bon-Ton
Mall								J.C. Penney
Wilkes-Barre, PA								Kaufmann's
								Sears

Total as of December 31, 2004			32,151,143	25,085,998		91.6	%(8)

Cumberland Mall	100%		929,585	462,349	1973	92.2	%(9)	Boscov’s
Vineland, NJ								Value City
								J.C. Penney
								BJ’s
								Home Depot
Total as of March 16, 2005			33,080,728	25,548,347

Back to Contents

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by tenants; owned square feet and percentage leased exclude space owned by tenants and percentage leased excludes space occupied by tenants with original leases of less than one year (temporary tenants).
(3)	Includes both tenants in occupancy and tenants that have vacated but are still paying rent as of December 31, 2004.
(4)	Includes tenants that own their own space and do not pay rent.
(5)	PREIT has an 89% ownership interest and a 99% economic interest in these properties.
(6)	Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.
(7)	With respect to Phase I, we have an undivided one-half interest in one floor of a free-standing department store.
(8)	The Mall at Prince Georges is classified as a redevelopment property and is not included in the weighted average percent of owned square feet leased at December 31, 2004.
(9)	Cumberland Mall was acquired in February 2005.

Right of First Refusal Properties

     In connection with our acquisition of The Rubin Organization in 1997, we obtained rights of first refusal with respect to the interests of some of the former affiliates of The Rubin Organization in Cumberland Mall in Vineland, New Jersey and Fairfield Mall in Chicopee, Massachusetts. We acquired Cumberland Mall in February 2005, and we determined in 2004 that we would not be exercising our rights with respect to Fairfield Mall.

Large Format Retailers and Anchors

     Historically, a mall’s large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to in-line tenants. Well-known, financially sound large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining. The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties as of December 31, 2004. The term “GLA” refers to gross leasable area leased to tenants.

Back to Contents

Tenant Name(1)	Number of Stores (3)	GLA (3)	% of GLA

Belk	4	336,338	1.0%
Bed Bath & Beyond	7	224,853	0.7%
Best Buy	4	137,397	0.4%
BJ's Wholesale	1	233,744	0.7%
Boscov's (2)	8	1,464,047	4.4%
Bon-Ton	13	1,138,898	3.4%
Burlington Coat Factory	1	127,271	0.4%
Costco	2	289,447	0.9%
Dick's Sporting Goods	2	154,708	0.5%
Dillard's	4	509,300	1.5%
Federated
Bloomingdale's	1	237,537
Burdines	1	205,856
Macy's	3	741,600

Total Federated	5	1,184,993	3.6%

Gander Mountain	1	83,835	0.3%
Giant Food Store	1	67,185	0.2%
Home Depot	3	401,943	1.2%
J.C. Penney (2)	32	2,932,118	8.9%
Kmart	4	420,002	1.3%
Kohl's	3	251,194	0.8%
Linens 'N Things	1	54,096	0.2%
Lowe's	2	326,483	1.0%
May
Filene's	1	140,000
Hecht's	5	714,988
Kaufmann's	8	976,246
Lord & Taylor	1	121,200
Marshall Fields	1	100,000
Strawbridge's	8	2,103,604

Total May	24	4,156,038	12.6%

Saks
Herberger's	1	41,344
McRae's	1	94,686
Parisian	1	61,692

Total Saks	3	197,722	0.6%

Sears
Sears	29	3,268,502
Sears Hardware	1	20,425

Total Sears	30	3,288,927	9.9%

Target	8	937,772	2.8%
Teletech Customer Care Mgmt.	1	64,964	0.2%
Value City (2)	5	322,448	1.0%
Wal-Mart	2	119,388	0.4%
Weis Markets	2	118,488	0.4%

Total	173	19,543,599	59.1%

(1)	To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of chain that has store formats in our portfolio of at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.
(2)	Includes Cumberland Mall, which was acquired by the Company in February 2005.
(3)	Includes tenants that own their own space and do not pay rent.

<

Back to Contents

Major Tenants

     The following table presents information regarding the primary tenants in our retail properties as of December 31, 2004.

		Percentage Rent or
		Common Area
	Fixed	Costs In Lieu of		GLA of
	Rent	Fixed Rent		Stores	Annualized
Primary Tenant	(Number of Stores)	(Number of Stores)	Total Stores	Leased	Base Rent (1)

The Gap, Inc./Old Navy	52	4	56	679,412	$12,343,892
The Limited Stores, Inc.	80	15	95	553,683	11,014,889
J.C. Penney	27	4	31	2,880,578	7,350,724
Footlocker, Inc.	66	3	69	365,145	6,134,775
Sears	26	3	29	3,135,068	5,623,188
Zales	85	—	85	70,742	5,052,461
Hallmark Cards, Inc.	56	2	58	207,462	4,400,941
Sterling Jewelers, Inc. (Kay Jewelers)	40	—	40	55,664	3,582,748
American Eagle Outfitters	29	1	30	143,987	3,347,342
Borders	32	1	33	185,101	3,293,128
Trans World Entertainment	31	—	31	145,290	3,153,407
Regis Corp.	85	—	85	101,005	2,989,700
Bon-Ton	15	1	16	1,138,898	2,943,869
Boscov’s	6	1	7	1,308,706	2,695,972
KB Toys, Inc. (2)	30	2	32	139,987	2,681,537
Sun Capital Partners	27	1	28	93,195	2,654,130
Charming Shoppes, Inc.	29	1	30	193,540	2,597,970
Shoe Show, Inc.	32	—	32	155,180	2,522,715
Finish Line	24	1	25	125,559	2,521,496
Payless Shoe Source	39	6	45	143,875	2,506,099

Total				11,822,077	$89,410,983

(1)	Includes PREIT's proportionate share of tenant rents from partnership properties that are not wholly-owned by PREIT based on PREIT's ownership percentage in the respective partnership. Annualized base rent was calculated based only on fixed monthly rents as of December 31, 2004.

(2)	KB Toys, Inc. filed for bankruptcy protection (Chapter 11) in January 2004. Six of PREIT's locations, with an aggregate of 21,788 square feet and $338,469 of annualized base rents, are on the store closing list submitted to the bankruptcy court by KB Toys, Inc.

Back to Contents

     The following tables present, as of December 31, 2004, scheduled lease expirations of non-anchor tenants and anchor tenants for the next ten years.

Retail Lease Expiration Schedule – Non-Anchors

For the Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	Approximate GLA of Expiring Leases	Average Base Rent Per Square Foot of Expiring Leases	Percentage of Total Leased GLA(2) Represented By Expiring Leases

2004 and prior (3)	218	$11,507,801	619,487	$18.58	5.88%
2005	389	18,986,259	789,063	24.06	7.49%
2006	435	25,846,237	1,126,680	22.94	10.69%
2007	413	24,837,725	1,107,889	22.42	10.52%
2008	347	24,455,707	1,041,052	23.49	9.88%
2009	355	24,436,423	950,110	25.72	9.02%
2010	334	27,072,279	1,182,872	22.89	11.23%
2011	243	23,249,177	996,216	23.34	9.46%
2012	201	19,060,305	764,716	24.92	7.26%
2013	170	13,808,663	519,736	26.57	4.93%
2014	126	11,198,046	418,246	26.77	3.97%

	3,231	$224,458,622	9,516,067	$23.59	90.32%

(1)   Includes PREIT's proportionate share of tenant rents from partnership properties based on PREIT's ownership percentage in the respective partnerships.

(2)   Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 10,536,238 square feet.

(3)   Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2004.

Retail Lease Expiration Schedule – Anchors

For the Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	Approximate GLA of Expiring Leases	Average Base Rent Per Square Foot of Expiring Leases	Percentage of Total Leased GLA Represented By Expiring Leases (2)

2004 and prior (3)	1	$188,400	85,483	$2.20	0.77%
2005	9	2,389,328	694,960	3.44	6.25%
2006	17	3,143,088	1,261,014	2.49	11.35%
2007	8	1,969,524	773,263	2.55	6.96%
2008	15	3,033,689	1,070,427	2.83	9.63%
2009	13	2,578,374	929,029	2.78	8.36%
2010	17	5,887,787	1,719,171	3.42	15.47%
2011	8	2,422,862	499,379	4.85	4.49%
2012	3	475,902	196,710	2.42	1.77%
2013	6	2,857,610	426,339	6.70	3.84%
2014	4	1,718,840	418,052	4.11	3.76%

	101	$26,665,404	8,073,827	$3.30	72.66%

(1)   Includes PREIT's proportionate share of tenant rents from partnership properties based on PREIT's ownership percentage in the respective partnerships.

(2)   Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 11,112,031 square feet.

(3)   Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2004.

Back to Contents

Industrial Properties

     We own four industrial properties. We have not acquired any property of this type in over 30 years. We do not consider these properties to be strategically held assets. These properties, in the aggregate, contributed less than 1% of our net rental income for the fiscal year ended December 31, 2004.

     The following table shows information, as of December 31, 2004, regarding these four industrial properties:

	Year	Ownership	Square	Percentage
Property and Location	Acquired	Interest	Feet	Leased

Warehouse
Pennsauken, NJ	1962	100%	12,034	100%
Warehouse
Allentown, PA	1962	100%	16,307	100%
Warehouse
Pennsauken, NJ	1963	100%	29,450	100%
Warehouse and Plant
Lowell, MA	1963	100%	197,000	100%

Total			254,791

Office Space

     We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers and trustees have an interest. On September 22, 2004, we entered into a Second Amendment, effective June 1, 2004, to the Office Lease (as amended, the “Office Lease”) with the Landlord. Among other things, the amendment extends our rentable space under the Office Lease to a total of approximately 68,100 square feet, which includes approximately 42,700 square feet we had previously leased from the Landlord, approximately 15,400 square feet we had previously subleased from another tenant, and approximately 10,000 square feet of new space. The term of the Office Lease is 10 years, commencing November 1, 2004. We have the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the Office Lease. In addition, we have the right on one occasion at any time during the seventh lease year to terminate the Office Lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent is $1.4 million per year during the first five years of the Office Lease and $1.5 million per year during the second five years.

Back to Contents

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

     In June and July respectively, of 2003, a former administrative employee and a former building engineer of PREIT-RUBIN, Inc. (“PRI”) pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC, and has taken actions to preserve its rights with respect to such insurance. The Company is unable to estimate or determine the likelihood of any loss to the Company.

     In April 2002, a partnership in which we hold a 50% interest filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court’s decision to the Delaware Supreme Court, which, in April 2004, affirmed The Chancery Court’s decision. The Company is not in a position to predict the outcome of the Superior Court’s determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Shares

     Our common shares of beneficial interest are listed on the New York Stock Exchange under the symbol "PEI".

     The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

			Dividend
	High	Low	Paid

Quarter ended March 31, 2004	$37.85	$33.30	$0.54
Quarter ended June 30, 2004	$37.87	$30.25	0.54
Quarter ended September 30, 2004	$38.85	$33.40	0.54
Quarter ended December 31, 2004	$43.70	$38.66	0.54

			$2.16

			Dividend
	High	Low	Paid

Quarter ended March 31, 2003	$28.80	$24.70	$0.51
Quarter ended June 30, 2003	$30.34	$27.94	0.51
Quarter ended September 30, 2003	$33.45	$29.80	0.51
Quarter ended December 31, 2003	$36.30	$32.70	0.54

			$2.07

     As of December 31, 2004, there were approximately 3,400 holders of record of our common shares and approximately 26,000 beneficial holders of our common shares.

     We currently anticipate that cash distributions will continue to be paid in the future in March, June, September and December. However, our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the real estate investment trust provisions of the Internal Revenue Code and other factors that our Board of Trustees deems relevant.

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

Unregistered Offerings

     During the fourth quarter of 2004, we issued 15,000 shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act.

Back to Contents

Issuer Purchases of Equity Securities

     The following table shows the total number of shares that we acquired in the fourth quarter of 2004 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees' use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2004	-0-	—	—	—
November 1 – November 30, 2004	9,558	$42.00	—	—
December 1 – December 31, 2004	-0-	—	—	—
Total	9,558	$42.00	—	—

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current year presentation.

		For the Year Ended December 31,
	2004	2003	2002	2001	2000

(in thousands of dollars, except per share results)
Operating Results:
Total revenue	$406,249	$182,375	$75,055	$62,334	$51,293
Gains on property dispositions – continuing operations	$1,484	$16,199	$—	$2,107	$10,298
Income from continuing operations	$48,487	$29,195	$11,838	$11,613	$24,245
Gains (adjustments to gains) on property dispositions – discontinued operations	$(550)	$178,121	$4,085	$—	$—
Net income	$53,788	$196,040	$23,678	$19,789	$32,254
Preferred dividends	$(13,613)	$(1,533)	$—	$—	$—
Net income available to common shareholders	$40,175	$194,507	$23,678	$19,789	$32,254

Income from continuing operations per share – basic	$0.96	$1.36	$0.73	$0.79	$1.81
Income from continuing operations per share – diluted	$0.95	$1.33	$0.72	$0.79	$1.81
Net income per share – basic	$1.11	$9.54	$1.47	$1.35	$2.41
Net income per share – diluted	$1.10	$9.36	$1.44	$1.35	$2.41

Balance sheet data:
Investments in real estate, at cost	$2,533,576	$2,292,205	$739,429	$636,294	$612,266
Intangible assets, net	$171,850	$181,544	$19,100	$12,794	$6,682
Total assets	$2,731,403	$2,701,537	$703,663	$602,628	$576,663

Total mortgage, bank and construction loans payable	$1,472,214	$1,391,181	$450,551	$360,373	$382,396
Minority interest	$131,969	$112,652	$32,472	$36,768	$29,766
Shareholders’ equity	$1,004,466	$1,023,634	$188,013	$180,285	$143,906

Other data:
Cash flows from operating activities	$132,430	$63,503	$42,025	$40,179	$44,473
Cash flows from investing activities	$(103,930)	$(310,392)	$(34,916)	$(25,428)	$(36,350)
Cash flows from financing activities	$(31,137)	$276,313	$(3,814)	$(10,584)	$(9,197)

Cash distributions per share -common	$2.16	$2.07	$2.04	$2.04	$1.92

Property acquisitions, including the Crown Merger, and dispositions are primarily responsible for the significant fluctuations in the Company's historical financial condition and results of operations. See Item 7 for further discussion.

Back to Contents

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

     Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. Our portfolio currently consists of 54 properties in 12 states and includes 37 shopping malls (including Cumberland Mall that was acquired in February 2005), 13 power and strip centers and four industrial properties. The retail properties have a total of approximately 33.1 million square feet, of which we and partnerships in which we own an interest own approximately 25.5 million square feet.

     We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. ("PREIT Associates"). We are the sole general partner of PREIT Associates and, as of December 31, 2004, held an 89.15% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 50 retail properties in our portfolio through unconsolidated partnerships with third parties. We hold a non-controlling interest in each unconsolidated partnership, and account for them using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

•	Except for one property that we co-manage with our partner, all of the other entities are managed on a day-to-day basis by one of our other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed property, all decisions in the ordinary course of business are made jointly.
•	The managing general partner is responsible for establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.
•	All major decisions of each partnership, such as the sale, refinancing, expansion or rehabilitation of the property require the approval of all partners.
•	Voting rights and the sharing of profits and losses are generally in proportion to the ownership percentages of each partner.

     We record the earnings from the unconsolidated partnerships using the equity method of accounting under the income statement caption entitled “Equity in income of partnerships” rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the balance sheet caption entitled "Investment in and advances to partnerships, at equity" (in the case of deficit investment balances, such amounts are recorded in "Investments in partnerships, deficit balances"). For further information regarding our unconsolidated partnerships, see Note 3 to the consolidated financial statements.

     We provide our management, leasing and development services through PREIT Services, LLC, which develops and manages our wholly-owned properties, and PREIT-RUBIN, Inc. ("PRI"), which develops and manages properties that we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. Of our seven unconsolidated properties, we co-manage one of the properties and partners or their affiliates manage the remaining six properties. One of our key strategic long-term objectives is to obtain managerial control of all of our assets. Due to the nature of our existing partnership arrangements, we cannot anticipate when this objective will be achieved, if at all.

     In 2003, we transformed our strategic focus to the retail sector by merging with Crown American Realty Trust (“Crown”), which owned 26 shopping malls and a 50% interest in Palmer Park Mall in Easton, Pennsylvania, and by acquiring six shopping malls in the Philadelphia area from The Rouse Company, along with several other retail property acquisitions that are discussed below. Our merger and acquisition activities were primarily financed using the proceeds from the disposition of our 19 property multifamily portfolio, the issuance of 6,325,000 common shares through a public offering, a new $500 million unsecured revolving Credit Facility, two new mortgage financings, and the issuance of common and preferred shares and units in our operating partnership (“OP Units”) in connection with the Crown merger.

     We have incurred significant expenses related to the integration of the business and properties we acquired for consulting, compensation and other services. As a result of the completion of our merger with Crown and other acquisition activities, we recognized expenses of $1.9 million and $6.4 million through December 31, 2004 and 2003, respectively. The costs were primarily for severance payments, incentive compensation, integration consulting and costs associated with closing Crown’s former headquarters.

Back to Contents

     Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements and percentage rents (rents that are based on a percentage of our tenants' sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing retail properties. We receive income from our real estate partnership investments, in which we have equity interests that range from 40% to 50%. We also receive income from PRI derived from the management and leasing services it provides to properties owned by third parties.

     Our net income available to common shareholders decreased by $154.3 million to $40.2 million for the year ended December 31, 2004 from $194.5 million for the year ended December 31, 2003. The primary reason for the decrease from 2003 to 2004 was the sale of the 15 wholly-owned multifamily properties in the second and third quarters of 2003. The multifamily properties generated net income from operations of $5.9 million during the year ended December 31, 2003, and we recognized a gain on the sale of the wholly-owned multifamily properties of $178.1 million, resulting in income from discontinued operations of $166.8 million (net of minority interest of $18.8 million) for the year ended December 31, 2003. Our 2003 and 2004 property acquisitions caused an increase in our real estate revenues, with a corresponding increase in property operating expenses, depreciation and amortization expense and interest expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

2005 Acquisitions

     In February 2005, we acquired the Cumberland Mall in Vineland, New Jersey. The total purchase price was approximately $59.5 million, which included approximately $47.7 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price included approximately $11.0 million in OP Units which were valued based on the average of the closing price of our common shares on the ten consecutive trading days immediately before the closing date of the transaction. In a related transaction, we acquired an undeveloped 1.7 acre land parcel adjacent to Cumberland Mall for approximately $0.9 million in cash, which we have included in the aggregate $59.5 million purchase price.

     PRI has managed and leased Cumberland Mall since 1997. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George Rubin, a vice chairman and a trustee of the Company, controlled and had substantial ownership interests in Cumberland Mall Associates (a New Jersey limited partnership that owns Cumberland Mall) and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees evaluated the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

     We are actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities.

2004 Acquisitions

     In December 2004, we acquired Orlando Fashion Square in Orlando, Florida with 1.1 million square feet for approximately $123.5 million. The transaction was financed from borrowings made under our Credit Facility. Of the purchase price amount, $14.7 million was allocated to the value of in-place leases and $0.7 million was allocated to above-market leases.

     In May 2004, we acquired The Gallery at Market East II in Philadelphia, Pennsylvania with 334,400 square feet for $32.4 million. The purchase price was funded from our Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases. This property is adjacent to The Gallery at Market East I. When combined with The Gallery at Market East I (acquired in 2003), we own 528,000 square feet of the total 1.1 million square feet in The Gallery at Market East.

Back to Contents

     As further described in “Additional 2003 Acquisitions,” in May 2004, we acquired the remaining 27% ownership interest in New Castle Associates, the entity that owns Cherry Hill Mall in Cherry Hill, New Jersey.

     In March 2004, we acquired a 25 acre parcel of land in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel, which is zoned for commercial development, is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

Crown Merger

     On November 20, 2003, we announced the closing of the Crown merger with and into the Company (the "Merger") in accordance with an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 13, 2003, by and among the Company, PREIT Associates, L.P., Crown and Crown American Properties, L.P., a limited partnership of which Crown was the sole general partner before the Merger ("CAP"). Through the Merger and related transactions, we acquired 26 wholly-owned regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.

     In the Merger, each Crown common share automatically was converted into the right to receive 0.3589 of a PREIT common share in a tax-free, share-for-share transaction. Accordingly, we issued approximately 11,725,175 of our common shares to the former holders of Crown common shares. In addition, we issued 2,475,000 11% non-convertible senior preferred shares to the former holders of Crown preferred shares in connection with the Merger. Also as part of the Merger, options to purchase a total of 30,000 Crown common shares were replaced with options to purchase a total of 10,764 PREIT common shares with a weighted average exercise price of $21.13 per share and options to purchase a total of 421,100 units of limited partnership interest in CAP were replaced with options to purchase a total of 151,087 PREIT common shares with a weighted average exercise price of $17.23 per share. In addition, a warrant to purchase 100,000 Crown common shares automatically was converted into a replacement warrant to purchase 35,890 PREIT common shares at an exercise price of $25.08 per share.

     Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets – excluding a portion of its interest in two partnerships – and substantially all of its liabilities to PREIT Associates in exchange for 1,703,214 OP Units. The interest in the two partnerships retained by CAP is subject to a put-call arrangement described below under "Commitments."

     In connection with the Merger, we also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not repaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum or (ii) the Treasury Rate plus 3.0% per annum. We also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum, and repaid all $154.9 million of outstanding indebtedness under a Crown line of credit facility with borrowings under our new credit facility described below under "Liquidity and Capital Resources – Credit Facility."

     Six of the properties acquired in connection with the Merger were considered to be non-strategic, and were classified as held-for-sale (the "Non-Core Properties"). The Non-Core Properties were: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania; and West Manchester Mall in York, Pennsylvania. During 2004, we finalized our purchase price allocation for the Crown properties and reallocated $26.7 million of the purchase price that was originally allocated to the Non-Core Properties. This amount was reallocated among the 20 properties acquired in the Merger that are classified in continuing operations.

     During 2004, we recorded additional basis in the properties acquired in the Merger of $3.2 million, primarily relating to additional professional fees incurred in connection with the Merger.

Back to Contents

Additional 2003 Acquisitions

     We entered into a partnership with Pennsylvania State Employee Retirement System ("PaSERS") in February 2000 to acquire Willow Grove Park, a retail mall in Willow Grove, Pennsylvania. Our interest was 0.01% at the time we entered the partnership that owns the property. In November 2001, we increased our ownership in the partnership that owns the property to 30%. Effective September 2003, we acquired the remaining 70% limited partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which we paid using a portion of the net proceeds of our August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest) with an interest rate of 8.39% maturing in March 2006.

     Also in September 2003, we purchased a 6.08 acre parcel and a vacant 160,000 square foot two-story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash paid to IKEA for the building from our August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

     In April 2003, we acquired Moorestown Mall, The Gallery at Market East I and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse") and in June 2003, we acquired Echelon Mall and Plymouth Meeting Mall from Rouse, all of which are located in the Greater Philadelphia area. In June 2003, we also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, we acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased our ownership interest to approximately 73%. In May 2004, we exercised our option to acquire the remaining ownership interest in New Castle Associates in exchange for an aggregate of 609,317 additional OP Units. As a result, we now own 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. The aggregate purchase price for our acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for New Castle Associates (including the additional purchase price paid upon exercise of our option to acquire the remaining interests in New Castle Associates) was $549 million, including approximately $237 million in cash, the assumption of $277 million in non-recourse mortgage debt and the issuance of approximately $35 million in OP Units. Certain former partners of New Castle Associates not affiliated with us exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and we paid to those partners an aggregate amount of approximately $7.7 million. In addition, we granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

     Pan American Associates, the former sole general partner and a former limited partner of New Castle Associates, is controlled by Ronald Rubin and George Rubin. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partner interest in New Castle Associates.

     In connection with the April 2003 sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2.0 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received in April 2003 by PRI prior to our acquisition of our ownership interest in New Castle Associates.

     PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provided for a fee of 5.25% of all rents and other revenues received by New Castle Associates from Cherry Hill Mall. We ceased recording charges under this agreement upon our purchase of the remaining interest in New Castle Associates.

Back to Contents

2002 Acquisitions

     In October 2002, we acquired the remaining 50% interest in Regency Lakeside Apartments. We paid approximately $14.2 million for this remaining interest, including $9.6 million in the form of an assumed mortgage (representing the seller's 50% share of the mortgage), $2.5 million borrowed under a credit facility and $2.1 million in cash. This property was subsequently sold in 2003 in connection with the disposition of our multifamily portfolio as described below under "Dispositions."

     In July 2002, we acquired the remaining 11% interest in Northeast Tower Center and related parcels of land pursuant to the Contribution Agreement entered into in connection with the acquisition of The Rubin Organization in September 1997. The purchase price for the acquisition consisted of 24,337 OP Units issued in 2002 valued at $0.6 million and 6,290 OP Units issued in 2003 valued at $0.1 million. See “Management’s Discussion and Analysis – Related Party Transactions – Acquisition of The Rubin Organization.”

     In April 2002, we purchased Beaver Valley Mall, located in Monaca, Pennsylvania, for a purchase price of $60.8 million. The purchase was financed primarily through a $48.0 million mortgage and a $10.0 million bank borrowing. The $10.0 million bank borrowing was subsequently repaid. Also in April 2002, we exercised an option to purchase a portion of the land on which Beaver Valley Mall is situated for $0.5 million.

Dispositions

     In September 2004, we sold five of the Non-Core Properties for a sale price of $110.7 million. The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. We used the proceeds from this sale primarily to repay amounts outstanding under our Credit Facility. We did not record a gain or loss on this sale. The sixth Non-Core Property, Schuylkill Mall, remains designated as held for sale.

     In August 2004, we sold our 60% non-controlling ownership interest in Rio Grande Mall, a 166,000 square foot strip center in Rio Grande, New Jersey, to Freeco Development LLC, an affiliate of our partner in this property, for net proceeds of $4.1 million. We recorded a gain of approximately $1.5 million in the third quarter of 2004 from this transaction.

     In the second and third quarters of 2003, we disposed of our entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which we had a 50% partnership interest. We sold our 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of our wholly-owned multifamily properties resulted in a gain of $178.1 million. In the second quarter of 2004, we recorded a $0.6 million reduction to the gain on the sale of the portfolio in connection with the settlement of claims made against us by the purchaser of the properties. The results of operations of these properties and the resulting gains on sales are included in discontinued operations.

     A substantial portion of the gain on the sale of the wholly-owned multifamily properties met the requirements for a tax deferred exchange with the properties acquired from Rouse.

     We sold our 50% partnership interest in four multifamily properties to our respective partners. Cambridge Hall Apartments in West Chester, Pennsylvania was sold in May 2003 for $6.7 million, including $2.5 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale. Countrywood Apartments in Tampa, Florida was sold in May 2003 for $9.1 million, including $7.3 million in assumed indebtedness. A gain of $4.5 million was recorded on the sale. Fox Run Apartments in Warminster, Pennsylvania was sold in September 2003 for $5.0 million, including $2.7 million in assumed indebtedness. A gain of $3.9 million was recorded on the sale. Will-O-Hill Apartments in Reading, Pennsylvania was sold in September 2003 for $3.6 million, including $0.8 million in assumed indebtedness. A gain of $2.2 million was recorded on the sale. The results of operations of these equity method investments and the resultant gains on sales are presented in continuing operations for all periods presented.

     In January 2003, we sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for $3.2 million. We recognized a gain of $1.1 million in 2003 as a result of this sale.

Back to Contents

     In July 2002, we sold Mandarin Corners shopping center located in Jacksonville, Florida for $16.3 million. We recorded a gain on the sale of approximately $4.1 million.

Development, Expansions and Renovations

     We are involved in a number of development and redevelopment projects, which may require funding by us. In each case, we will evaluate the financing opportunitities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project may be governed by the partnership agreement or the covenants existing in our Credit Facility, which limit our involvement in such projects.

     On October 7, 2004, we entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). We and our affiliates do not have any ownership interest in Valley View or Centaur. The MOU contemplates that (i) we will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 218 acre site (the “Property”) located 35 miles northwest of Pittsburgh, Pennsylvania, and (ii) we will acquire the Property and lease the Property to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. Valley View currently holds options (the “Options”) to acquire the Property.

     Our acquisition of the Property and the construction of the racetrack require the issuance to Valley View of the sole license (the “Racing License”) remaining unissued for a harness racetrack in Pennsylvania, and the construction of the casino requires the issuance to Valley View under the recently enacted Pennsylvania Race Horse Development and Gaming Act of a license for Alternative Gaming. Valley View is not the sole applicant for the remaining harness racing license, and hearings on the applications have only recently begun. We are not able to predict whether or when Valley View will be issued a harness racing license.

     Upon execution of the MOU, we paid approximately $1.0 million to Valley View, representing a portion of expenses incurred by or on behalf of Valley View prior to the execution of the MOU. Under their current terms, several Options held by Valley View are expected to expire before a decision is made regarding the issuance of the Racing License. In the event that the Options are not extended to a date after the issuance of the Racing License, Valley View may elect to exercise the Options and acquire the Property. In such event, we will be required to pay to Valley View 20% of the acquisition costs (the “Acquisition Cost”) paid by Valley View. The Acquisition Cost consists of the purchase price payable under the Options of approximately $3.3 million and costs associated with the purchase of the Property. If the Racing License is issued to Valley View after it has acquired the Property, Valley View will transfer the Property to us, and we will pay to Valley View an amount equal to the Acquisition Cost less the 20% portion of the Acquisition Cost previously paid by us. If, due to the extension of the Options or otherwise, the Racing License is issued to Valley View prior to the exercise of the Options, the Options will be assigned to us and we, at the direction of Valley View, will then exercise the Options and acquire the Property for the Acquisition Cost.

     Upon our acquisition of the Property, we will enter into a long-term ground lease with Valley View for the Property (the “Lease”). The Lease will obligate Valley View, as lessee, to pay all costs associated with the ownership and operation of the Property. We will pay as a tenant allowance an amount equal to 20% of the costs of such improvements subject to certain limitations, including the limitation that the total of all payments by us will not exceed $10 million. Valley View will also pay us a development fee of $3 million for customary development management services in connection with the development and construction of the racetrack, casino and related improvements.

OFF BALANCE SHEET ARRANGEMENTS

     We have no material off-balance sheet transactions other than the partnerships described in Note 3 to the consolidated financial statements and in the "Overview" section above.

Back to Contents

Guarantees

     We and our subsidiaries have guaranteed the Credit Facility, which had $271.0 million outstanding at December 31, 2004.

Tax Protection Agreements

We have provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East I and Moorestown Mall from The Rouse Company, we are now obligated to provide tax protection to the former owner of the Woods Apartments if we sell any of Exton Square Mall, The Gallery at Market East I or Moorestown Mall prior to August 2006.

In connection with the Merger, we entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the "Pasquerilla Group"). Under this tax protection agreement, we agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the merger. If we violate the tax protection agreement during the first five years of the protection period, we would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If we were to sell properties in violation of the tax protection agreement, the amounts that we would be required to pay to the Pasquerilla Group could be substantial. Following the Merger, Mr. Pasquerilla joined our board of trustees.

     We have agreed to provide tax protection related to our acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George Rubin are beneficiaries of these tax protection agreements.

     We have not entered into any other guarantees or tax protection agreements in connection with our merger, acquisition or disposal activities.

RELATED PARTY TRANSACTIONS

General

     PRI provides management, leasing and development services for 12 properties owned by partnerships in which certain officers and trustees of the Company and PRI have indirect ownership interests. Total revenues earned by PRI for such services were $2.0 million, $4.2 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2003 amount includes the $2.0 million brokerage fee received in connection with the sale of Christiana Mall. As of December 31, 2004 and 2003, $0.2 million and $0.1 million, respectively, was due from these partnerships. Of these amounts, approximately $0.1 million was collected subsequent to December 31, 2004. PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

     We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers and trustees have an interest. Total rent expense under this lease was $1.4 million, $0.9 million and $1.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families, own approximately a 50% interest in the Landlord.

Back to Contents

     On September 22, 2004, we entered into a Second Amendment, effective June 1, 2004, to the Office Lease (as amended, the “Office Lease”) with the Landlord. Among other things, the amendment extends our rentable space under the Office Lease to a total of approximately 68,100 square feet, which includes approximately 42,700 square feet we had previously leased from the Landlord, approximately 15,400 square feet we had previously subleased from another tenant, and approximately 10,000 square feet of new space. The term of the Office Lease is 10 years, commencing November 1, 2004. We have the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the Office Lease. In addition, we have the right on one occasion at any time during the seventh lease year to terminate the Office Lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent is $1.4 million per year during the first five years of the Office Lease and $1.5 million per year during the second five years.

     We use an airplane in which Ronald Rubin owns a fractional interest. We paid $0.1 million in each of the years ended December 31, 2004, 2003 and 2002 for flight time used by employees on Company-related business.

      As of December 31, 2004, 12 of our officers had employment agreements with terms of up to three years that renew automatically for additional one-year terms and provided for aggregate base compensation for the year ended December 31, 2004 of $3.7 million, subject to increases as approved by our compensation committee in future years, as well as additional incentive compensation.

Acquisition of The Rubin Organization

     Our 1997 acquisition of The Rubin Organization entitled the former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of our other executive officers, the "TRO Affiliates") to receive up to 800,000 additional OP Units based on our funds from operations for the five-year period beginning September 30, 1997. All 665,000 units attributable to the period beginning September 30, 1997 and ending December 31, 2001 were issued to the TRO Affiliates. The determination regarding the remaining 135,000 OP Units attributable to the period from January 1, 2002 through September 30, 2002 was deferred until March 2004. In March 2004, a special committee of disinterested members of our board of trustees (the "Special TRO Committee") determined that 76,622 of these 135,000 OP Units should be issued. Because the issuance of these units was deferred until March 2004, we also paid to the TRO Affiliates $0.3 million in cash in respect of distributions that would have been paid on the OP Units, plus interest. The fair market value of the OP Units and the portion of the cash payment that represented distributions were recorded as a $3.0 million increase to goodwill. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense.

     The TRO Affiliates also were eligible to receive additional OP Units in respect of our payment for certain development and predevelopment properties acquired as part of our acquisition of The Rubin Organization. In December 2003, in exchange for the remaining 11% interest in a parcel related to Northeast Tower Center (one of the development properties), Ronald Rubin received 4,552 OP Units and George F. Rubin received 1,738 OP Units. The fair market value of the OP Units was recorded as a $0.1 million increase to investment in real estate. In March 2004, the Special TRO Committee determined that 37,549 OP Units should be issued to the TRO Affiliates in respect of the development properties. Because the issuance of these OP Units was deferred until March 2004, we also paid to the TRO Affiliates $0.4 million in cash in respect of distributions that would have been paid on the OP Units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the OP Units and the portion of the cash payment that represented distributions were recorded as a $1.7 million increase to investment in real estate. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense. Also, in March 2004, the Special TRO Committee determined that 165,739 OP Units were issuable to the TRO Affiliates in respect of the predevelopment properties. Because the issuance of these OP Units was deferred until March 2004, we also paid to the TRO Affiliates $1.6 million in cash in respect of distributions that would have been paid on the OP Units from the completion date of the applicable development of the property through March 25, 2004, plus interest. The fair market value of the OP Units and the portion of the cash payment that represented distributions were recorded as a $4.6 million increase to investment in real estate and a $2.9 million increase to investment in partnerships. The portion of the cash payment that represented interest of $0.2 million was recorded as interest expense.

     In connection with the Special TRO Committee's determinations to issue the OP Units and make the cash payments in March 2004 as described above, the following former TRO affiliates who are officers of the Company received the following consideration: (1) Ronald Rubin received 104,282 OP Units and $819,561 in cash; (2) George F. Rubin received 46,336 OP Units and $362,535 in cash; (3) Joseph F. Coradino received 19,133 OP Units and $150,105 in cash; (4) Edward A. Glickman received 11,272 OP Units and $87,792 in cash; (5) Douglas S. Grayson received 5,529 OP Units and $42,920 in cash; and (6) David J. Bryant received 1,277 OP Units and $59,772 in cash ($50,000 of which was allocated to Mr. Bryant by the TRO Affiliates for his services on behalf of the TRO Affiliates in connection with the determination of the final payments). The TRO Affiliates have agreed in writing that they are not entitled to any additional consideration in respect of our acquisition of The Rubin Organization.

Back to Contents

Acquisition of New Castle Associates

     Ronald Rubin and George Rubin, through their ownership interest in New Castle Associates, also were parties to the Rouse transaction described in "Acquisitions, Dispositions and Development Activities — Additional 2003 Acquisitions," and are entitled to the benefits of the tax protection agreement described above in “Off Balance Sheet Arrangements.”

Crown Merger

     Mark E. Pasquerilla, who was elected as a trustee of the Company following the Merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the Merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with us, including the right to receive additional consideration related to the Merger as described in "Commitments," as well as the following:

•	a contract for information technology and tax support services to us by an entity controlled by Mr. Pasquerilla, which is substantially complete; and a lease with an entity controlled by Mr. Pasquerilla for space in Crown's former headquarters in connection with our post-closing transition activities, which now covers only a small amount of space. We paid $0.3 million and $0.1 million for these services in the years ended December 31, 2004 and 2003, respectively. In the third quarter of 2004, after obtaining the review and approval of our independent trustees, we sold certain personal property in Crown's former headquarters to an entity controlled by Mr. Pasquerilla for approximately $0.4 million. We did not recognize any gain or loss on the sale of the personal property;

•	the tax protection agreement described above in "Off Balance Sheet Arrangements";

•	agreements by Mr. Pasquerilla not to acquire additional shares or to seek to acquire control of us within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares within specified time periods or in excess of specified amounts; and

•	a registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the Merger, an agreement by Mr. Pasquerilla not to compete with us for a period of time following the Merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

Acquisition of Cumberland Mall

     In February 2005, we acquired the Cumberland Mall in Vineland, New Jersey. The total purchase price was approximately $59.5 million, which included approximately $47.7 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price included approximately $11.0 million in OP Units, which were valued based on the average of the closing price of our common shares on the ten consecutive trading days immediately before the closing date of the transaction. In a related transaction, we acquired a vacant 1.7 acre land parcel adjacent to Cumberland Mall for approximately $0.9 million in cash, which we have included in the aggregate $59.5 million purchase price.

     PRI has managed and leased Cumberland Mall since 1997. Ronald Rubin and George Rubin controlled and had substantial ownership interests in Cumberland Mall Associates (a New Jersey limited partnership that owns Cumberland Mall) and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees evaluated the transactions on our behalf. The committee obtained an independent appraisal and found the purchase price to be fair to us. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. Our Board of Trustees also approved the transaction.

     We have agreed to provide tax protection related to the acquisition of Cumberland Mall Associates to the prior owners of Cumberland Mall Associates, including Ronald Rubin and George Rubin, for a period of eight years following the closing, as described above in “Off Balance Sheet Arrangements.”

CRITICAL ACCOUNTING POLICIES

     Pursuant to Securities and Exchange Commission ("SEC") disclosure guidance for "Critical Accounting Policies," the SEC defines Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors,

Back to Contents

in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by our management in applying its critical accounting policies have not changed materially during 2004, 2003 and 2002, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgements, but no change is currently expected. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to our consolidated financial statements.

     Our management makes complex and/or subjective assumptions and judgments with respect to applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:

•	events and changes in property, market and economic conditions;
•	estimated future cash flows from property operations, and;
•	the risk of loss on specific accounts or amounts.

Revenue Recognition

     We derive over 95% of our revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above- and below-market intangibles and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $4.9 million in 2004, $2.6 million in 2003 and $0.8 million in 2002. The significant increases in 2004 and 2003 were due to property acquisitions. Amortization of above- and below-market lease intangibles decreased revenue by $0.7 million in 2004, $0.4 million in 2003 and $0.1 million in 2002, respectively, as described below under "Intangible Assets."

     Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, we do not record percentage rent until the sales threshold has been reached. Revenues for rents received from tenants prior to their due dates are deferred until the period to which the rents apply.

     In addition to base rents, certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2004 and 2003, we accrued income of $5.6 million and $1.4 million, respectively, because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, we prepare a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year. Lease termination fee income is recognized in the period when a termination agreement is signed and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

     Our other source of revenue comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity. These activities collectively are referred to as "management company revenue" in the consolidated statement of income.

Real Estate

     Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Back to Contents

     Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	30-50 years
Land Improvements	15 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Lease term

     We are required to make subjective assessments as to the useful life of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments have a direct impact on our net income. If we were to determine that a longer expected useful life was appropriate for a particular asset, it would be depreciated over more years, and, other things being equal, result in less annual depreciation expense and higher annual net income.

     Assessment of certain other lease related costs must be made when we have a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such assets.

     Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Real Estate Sales," provided that various criteria are met relating to the terms of sale and any subsequent involvement by us with the properties sold.

Intangible Assets

     We account for our property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). Pursuant to SFAS No. 141, the purchase price of a property is allocated to the property's assets based on our estimates of their fair value. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including our expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that we record.

     SFAS No. 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. Our methodology for this allocation includes estimating an "as-if vacant" fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the "as-if vacant" fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above- and below-market value of in-place leases and (iii) customer relationship value.

     The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases, as well as the value associated with lost rental revenue during the assumed lease-up period. The value of in-place leases is amortized as real estate amortization over the estimated weighted-average remaining lease lives. We generally use a weighted-average life of seven years for this purpose.

     Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimates of fair market lease rates for the comparable in-place leases, based on factors including historical experience, recently executed transactions and specific property issues, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases, including any below-market renewal period.

Back to Contents

     We allocate no value to customer relationship intangibles if we have pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the properties acquired provide no incremental value over our existing relationships.

     The following table presents our intangible assets and liabilities, net of accumulated amortization, as of December 31, 2004 and 2003.

	As of December 31, 2004

(in thousands of dollars)	Intangible Assets of Properties for Investment		Intangible Assets of Non-Core Properties (4)	Total

Value of in-place lease intangibles	$147,634	(1)	$5,673	$153,307
Above-market lease intangibles	12,171	(2)	65	12,236

Subtotal	159,805		5,738	165,543
Goodwill	12,045		—	12,045

Total intangible assets	$171,850		$5,738	$177,588

Below-market lease intangibles	$(11,655	)(3)	$(221)	$(11,876)

	As of December 31, 2003

	Intangible Assets of Properties for Investment		Intangible Assets of Non-Core Properties (4)	Total

Value of in-place lease intangibles	$158,631	(1)	$34,901	$193,532
Above-market lease intangibles	13,872	(2)	869	14,741

Subtotal	172,503		35,770	208,273
Goodwill	9,041		—	9,041

Total intangible assets	$181,544		$35,770	$217,314

Below-market lease intangibles	$(12,009	)(3)	$(911)	$(12,920)

(1)   Includes $102.8 million and $115.5 million related to properties acquired in connection with the Merger, $17.3 million and $26.2 million related to properties acquired in connection with the acquisitions from The Rouse Company and $27.5 million and $16.9 million related to other acquisitions as of December 31, 2004 and 2003, respectively.

(2)   Includes $6.5 million and $8.0 million related to properties acquired in connection with the Merger, $3.4 million and $5.0 million related to properties acquired in connection with the acquisitions from The Rouse Company and $2.2 million and $0.9 million related to other acquisitions as of December 31, 2004 and 2003, respectively.

(3)   Includes $7.2 million and $7.3 million related to properties acquired in connection with the Merger, $2.7 million and $3.8 million related to properties acquired in connection with the acquisitions from the Rouse Company and $1.8 million and $0.9 million related to other acquisitions as of December 31, 2004 and 2003, respectively.

(4)   Represents amounts recorded related to the acquisition of the Non-Core Properties in connection with the Merger.

     Amortization expense recorded during the years ended December 31, 2004, 2003 and 2002 for the value of in-place leases totaled $23.1 million, $9.4 million and $0.2 million, respectively. The amortization of above/below market leases resulted in a net reduction in rental income of $0.7 million, $0.4 million and $0.1 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Back to Contents

     Our intangible assets will amortize in the next five years and thereafter as follows.

(in thousands of dollars) Year Ended December 31,	In-Place Lease Intangibles(1)	Above/(Below) Market Leases

2005	$26,623	$743
2006	25,111	501
2007	24,605	386
2008	24,605	467
2009	24,605	373
2010 and thereafter	22,085	(2,110)

Total	$147,634	$360

(1)    In accordance with SFAS No.144 (see below), in-place lease intangibles of properties held-for-sale are not amortized.

Assets Held-for-Sale and Discontinued Operations

     We generally consider assets to be held-for-sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. The determination to classify an asset as held-for-sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by management as held-for-sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs of such assets. If, in our opinion, the net sales price of the assets that have been identified as held-for-sale is less than the net book value of the assets, a valuation allowance is established. Accordingly, the results of operations of operating properties classified as held-for-sale after January 1, 2002 (the date on which we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of " ("SFAS No. 144") ) are reflected as discontinued operations.

     We continue to classify Schuylkill Mall as held-for-sale because we are still actively marketing the property, and we expect to sell it in 2005.

     Properties that we have sold for which we have no significant continuing involvement also are reflected as discontinued operations.

Asset Impairment

     Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. A property's value is considered impaired only if our estimate of the aggregate future cash flows to be generated by the property – undiscounted and without interest charges – are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range of possible values is estimated.

     The determination of undiscounted cash flows requires significant estimates by us, including the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact our net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

     We conduct an annual review of goodwill balances for impairment and to determine whether any adjustment to the carrying value of goodwill is required.

Back to Contents

Allowance for Doubtful Accounts Receivable

     We make estimates of the collectibility of our accounts receivable related to tenant rents including base rents, straight-line rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income, other things being equal. In 2004, we increased our reserve on straight-line rentals from 5% to 15% because the consolidated straight-line rent receivable balance increased significantly after the Merger and the other 2004 and 2003 acquisitions took place, and because we determined that there was a greater risk associated with these amounts due to various property and industry factors.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

     In February 2005, we amended our unsecured credit facility (the "Credit Facility"). The $500 million Credit Facility, which replaced a $200 million secured credit facility in November 2003, can be increased to $650 million under prescribed conditions. Under the amended terms, the Credit Facility bears interest at a rate between 1.05% and 1.55% per annum over LIBOR based on our leverage. In determining our leverage, the capitalization rate used under the amended terms to calculate Gross Asset Value is 8.25%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The Credit Facility has positioned us with substantial liquidity to fund our business plan and to pursue strategic opportunities as they arise. The Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided that there is no event of default at that time. In 2005, we used $55.0 million from the Credit Facility to repay interest and principal outstanding on a second mortgage at Cherry Hill Mall. In 2004, we used $25.0 million and $123.0 million from the Credit Facility to purchase The Gallery at Market East II and Orlando Fashion Square, respectively, and $30.0 million to repay the mortgage on Wiregrass Commons. Also in 2004, we repaid $107.0 million of the then outstanding amount under the Credit Facility from the proceeds from the sale of five Non-Core Properties. In 2003, we used $170.0 million from the Credit Facility to repay all of the $154.9 million of outstanding indebtedness under Crown's credit facility with GE Capital Corporation, including approximately $0.2 million of accrued interest, and to pay certain closing costs in connection with the Merger. At December 31, 2004, $271.0 million was outstanding under the Credit Facility, and we pledged $8.1 million under the Credit Facility as collateral for six letters of credit. The unused portion of the Credit Facility available to us was $220.9 million as of December 31, 2004.

     Under the Credit Facility, we must repay the entire principal amount outstanding at the end of the term. We may prepay any revolving loan at any time without premium or penalty. Accrued and unpaid interest on the outstanding principal amount under the Credit Facility is payable monthly, and any unpaid amount is payable at the end of the term. The Credit Facility has a facility fee of 0.15% to 0.20% per annum of the total commitments, depending on leverage and without regard to usage. The Credit Facility contains some lender yield protection provisions related to LIBOR loans. PREIT Associates, L.P., our operating partnership, and certain of its subsidiaries are guarantors of the obligations arising under the Credit Facility.

     The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph shall have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary, not in

Back to Contents

excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of December 31, 2004, the Company was in compliance with all of these debt covenants.

     Upon the expiration of any applicable cure period following an event of default, the lenders may declare all obligations of the Company in connection with the Credit Facility immediately due and payable, and the commitments of the lenders to make further loans under the Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PREIT Associates, L.P. or any material subsidiary, all outstanding amounts will automatically become immediately due and payable and the commitments of the lenders to make further loans will automatically terminate.

Mortgage Financing Activity

     In February 2005, we repaid a $59.0 million second mortgage on Cherry Hill Mall in Cherry Hill, New Jersey using $55.0 million from the Credit Facility.

     In December 2004, we completed a modification of the mortgage on Schuylkill Mall in Frackville, Pennsylvania. The modification limits the monthly payments to interest plus any excess cash flow from the property after deducting management fees, leasing commissions and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. All other terms of the loan, including the interest rate of 7.25%, remained unchanged.

     In November 2004, we used borrowings under the Credit Facility to repay the $30 million mortgage on Wiregrass Commons in Dothan, Alabama.

     West Manchester Mall and Martinsburg Mall had served as part of the collateral pool that secures a mortgage with GE Capital Corporation. In connection with the closing of the sale of the Non-Core Properties, these properties were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina.

     In June 2003, we refinanced the mortgage note payable secured by Moorestown Mall, in Moorestown, New Jersey. The $64.3 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the borrowings secured by the mortgage were used to repay the previously existing mortgage note secured by Moorestown Mall and to fund a portion of the purchase price for Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Echelon Mall in Voorhees, New Jersey.

     In May 2003, we entered into a mortgage note payable secured by Dartmouth Mall, in Dartmouth, Massachusetts. The $70.0 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the borrowings secured by the mortgage were used to fund a portion of the purchase price for Plymouth Meeting Mall and Echelon Mall.

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

Acquisition Credit Facility

     In 2003, we financed a significant part of the cash portion of the purchase price for the acquisition of six malls from Rouse through an unsecured credit facility (the "Acquisition Credit Facility") with Wells Fargo, National Association ("Wells Fargo"). The Acquisition Credit Facility included a $175 million term loan and a $25 million unsecured revolving line of credit. We applied a substantial portion of the proceeds from the sale of our multifamily portfolio to repay in full all amounts borrowed under the Acquisition Credit Facility as of July 25, 2003, and the revolving line of credit expired by its terms on October 27, 2003. The fees paid to Wells Fargo for the term loan and the revolving line of credit were $1.3 million and $0.2 million, respectively.

Back to Contents

Equity Offering

     In August 2003, we issued 6,325,000 common shares in a public offering at $29.75 per share. We received net proceeds from the offering of approximately $183.9 million after deducting payment of the underwriting discount of $0.25 per share and offering expenses. We used approximately $45.5 million of the net proceeds for the Willow Grove Park acquisition; approximately $13.5 million for the IKEA acquisition; $94.9 million to repay amounts outstanding under our credit facility; and the remainder for working capital purposes.

Capital Resources

     We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders in 2004 were $77.8 million. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the Merger. We also believe that the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs for the foreseeable future, including recurring capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact our cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

•	unexpected changes in operations that could result from the integration of the properties acquired in 2004 and 2003;

•	increase in tenant bankruptcies reducing revenue and operating cash flows;

•	increase in interest expenses as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;

•	increase in interest rates affecting our net cost of borrowing;

•	increase in insurance premiums and/or our portion of claims;

•	eroding market conditions in one or more of our primary geographic regions adversely affecting property operating cash flows; and

•	disputes with tenants over common area maintenance and other charges.

     We expect to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. We expect to have capital expenditures relating to leasing and property improvements in 2005 of approximately $90.9 million. In general, when the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. The following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage covenants under the Credit Facility;

•	increased interest rates affecting coverage ratios; and

•	reduction in our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios.

     In December 2003, we announced that the SEC had declared effective a $500 million universal shelf registration statement. We may use the shelf registration to offer and sell shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all.

Back to Contents

Mortgage Notes

     Mortgage notes payable, which are secured by 29 of our wholly-owned properties, including one property classified as held-for-sale, are due in installments over various terms extending to the year 2013, with interest at rates ranging from 4.95% to 10.60% and a weighted average interest rate of 7.28% at December 31, 2004. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities of assets held-for-sale on the consolidated balance sheet. The following table outlines the timing of principal payments related to our mortgage notes (in thousands of dollars):

	Payments by Period

	Total	Debt Premium	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Continuing operations:
Principal payments	$139,166	$56,135	$18,442	$33,232	$18,506	$12,851
Balloon payments	1,062,048	—	140,886	165,077	555,519	200,566

	$1,201,214	$56,135	$159,328	$198,309	$574,025	$213,417

      We have one property, Schuylkill Mall in Frackville, Pennsylvania, classified as held-for-sale. In December 2004, as noted above, we completed a modification of the mortgage on Schuylkill Mall. The modification limits the monthly payments to interest plus any excess cash flow from the property after deducting management fees, leasing commissions and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. All other terms of the loan, including the interest rate of 7.25%, remained unchanged. Due to the modification, the timing of future principal payment amounts cannot be determined and, consequently, are not included in the above table. The mortgage expires in December 2008, and had a balance of $17.4 million at December 31, 2004.

     In connection with the Merger, we assumed from Crown approximately $443.8 million of a first mortgage loan secured by a portfolio of 15 properties. The anticipated repayment date is September 2008, at which time the loan can be prepaid without penalty. This amount is included in the "3-5 Years" column.

Contractual Obligations

     The following table presents our aggregate contractual obligations for the periods presented as of December 31, 2004 (in thousands of dollars):

	Total	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgages (1)	$1,145,079	$159,328	$198,309	$574,025	$213,417
Credit Facility (2)	271,000	—	271,000	—	—

Total long-term debt	1,416,079	159,328	469,309	574,025	213,417
Capital leases (3)	1,355	439	554	362	—
Operating leases	16,262	2,576	3,889	3,133	6,664
Ground leases	47,297	1,282	2,564	2,633	40,818
Development commitments (4)	9,072	9,072	—	—	—
Other long-term liabilities (5)	4,950	4,950	—	—	—

Total	$1,495,015	$177,647	$476,316	$580,153	$260,899

(1)	Includes amounts reflected in the table in "Mortgage Notes," above. Excludes the indebtedness of our unconsolidated partnerships. Excludes debt premium reflected in the table in "Mortgage Notes," above. Excludes the indebtedness on the property classified as held-for-sale.

Back to Contents

(2)	The Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided that there is no event of default at that time.

(3)	Includes interest.

(4)	The timing of the payments of these amounts is uncertain. Management estimates that they will be made in the upcoming year, but situations could arise at these development projects that could delay the settlement of these obligations.

(5)	Includes long-term incentive compensation.

Commitments Related to Development and Redevelopment

We intend to invest approximately $65 million over the next two years in connection with the four redevelopment projects announced to date (Capital City Mall, Camp Hill, Pennsylvania; Echelon Mall, Voorhees, New Jersey; New River Valley Mall, Christiansburg, Virginia; and Patrick Henry Mall, Newport News, Virginia). We also intend to invest significant additional amounts in additional redevelopment projects over that period.

RESULTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

Overview

     The results of operations for the years ended December 31, 2004, 2003 and 2002 show significant fluctuations due primarily to the acquisition and disposition of real estate properties during the respective periods. In 2004, we acquired two retail properties and the remaining interest in Cherry Hill Mall that we did not already own, and disposed of five of the Non-Core Properties. In 2003, we acquired 32 retail properties plus the remaining partnership interests in two other properties. Also in 2003, we disposed of our multifamily portfolio, consisting of 15 wholly-owned properties and partnership interests in four other properties. In 2002, we acquired one retail property and additional partnership interests in two other properties (one retail and one multifamily). Accordingly, our prior results are not necessarily indicative of expected future results. Our results of operations include property operating results starting on the date on which each property was acquired.

     The amounts reflected as income from continuing operations in the table presented below reflect our wholly-owned and consolidated partnership retail and industrial properties, with the exception of the retail properties that meet the classification of discontinued operations. Our wholly-owned multifamily properties' operations are included in discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

The following information summarizes our results of operations for the years ended December 31, 2004, 2003 and 2002.

(in thousands of dollars)	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002

Real estate revenues	$395,520	132%	$170,517	169%	$63,341
Property operating expenses	(144,251)	143%	(59,316)	265%	(16,265)
Management company revenue	9,703	(12%)	10,971	—	11,003
Interest and other income	1,026	16%	887	25%	711
General and administrative expenses	(44,670)	13%	(39,678)	63%	(24,279)
Interest expense	(72,314)	105%	(35,318)	130%	(15,378)
Depreciation and amortization	(97,311)	155%	(38,142)	184%	(13,437)
Equity in income of partnerships	5,606	(22%)	7,231	(3%)	7,449
Gains on sales of interests in real estate	1,484	(91%)	16,199	n/a	—
Minority interest in properties	(611)	(29%)	(858)	n/a	—
Minority interest in Operating Partnership	(5,695)	73%	(3,298)	152%	(1,307)

Income from continuing operations	48,487	66%	29,195	147%	11,838
Discontinued operations	5,301	(97%)	166,845	1,309%	11,840

Net income	$53,788	(73%)	$196,040	728%	$23,678

Back to Contents

Real Estate Revenues

     Real estate revenues increased by $225.0 million, or 132%, in 2004 as compared to 2003 primarily due to property acquisitions. We record real estate revenues starting on the date on which each property was acquired. The properties acquired in the Merger, which were acquired during the fourth quarter of 2003, provided $162.4 million of additional real estate revenues in 2004. Revenues related to the properties acquired from The Rouse Company, which were acquired during the second quarter of 2003, provided $36.6 million of additional revenues in 2004. Willow Grove Park provided $15.6 million of additional revenues in 2004. We acquired our partner’s interest in Willow Grove Park during the third quarter of 2003. The Gallery at Market East II, acquired during the second quarter of 2004, provided $4.9 million of real estate revenues in 2004. Orlando Fashion Square, acquired during the fourth quarter of 2004, provided $1.5 million of real estate revenues in 2004. Real estate revenues from properties that were owned by the Company prior to January 1, 2003 increased by $4.0 million primarily due to increases of $1.6 million in base rents, $1.0 million in expense reimbursements and $1.4 million in lease termination income.

     Real estate revenues increased by $107.2 million, or 169%, in 2003 as compared to 2002 primarily due to property acquisitions. Revenues related to the properties acquired from The Rouse Company provided $70.2 million of real estate revenues in 2003. In addition, the properties acquired in the Merger provided $23.2 million of real estate revenues and Willow Grove Park provided $8.7 million of real estate revenues in 2003. Real estate revenues from Beaver Valley Mall increased by $2.9 million in 2003, which was our first full year of ownership, as compared to revenues in 2002 that reflected only eight months of operations. Real estate revenues from properties that we owned for the full years of 2003 and 2002 increased by $2.2 million due to new and renewal leases at higher rates in 2003 and due to a 2003 increase in expense reimbursements, which comprise a component of real estate revenues, resulting from an increase in reimbursable property operating expenses.

Property Operating Expenses

     Property operating expenses increased by $84.9 million, or 143%, in 2004 as compared to 2003 primarily due to property acquisitions. We record property operating expenses starting on the date on which each property was acquired. Property operating expenses related to the properties acquired in the Merger were $59.5 million greater in 2004 compared to 2003. Property operating expenses related to the properties acquired from The Rouse Company were $16.3 million greater in 2004 compared to 2003. Property operating expenses related to Willow Grove Park were $5.3 million greater in 2004 compared to 2003. Property operating expenses related to The Gallery at Market East II and Orlando Fashion Square were $2.0 million and $0.6 million in 2004, respectively. Property operating expenses for properties that we acquired prior to January 1, 2003 increased by $1.2 million, primarily due to an increase in bad debt expense of $0.4 million, an increase in payroll expense of $0.3 million, an increase in real estate tax expense of $0.3 million and a $0.2 million increase in repairs and maintenance expense.

     Property operating expenses increased by $43.1 million, or 265%, in 2003 as compared to 2002 primarily due to property acquisitions. Property operating expenses related to the properties acquired from The Rouse Company were $30.0 million in 2003. Property operating expenses related to the properties acquired in the Merger were $7.4 million in 2003 and property operating expenses related to Willow Grove Park were $3.0 million in 2003. Property operating expenses for Beaver Valley Mall increased by $1.2 million in 2003, our first full year of ownership. Property operating expenses for properties that we owned for the full years of 2003 and 2002 increased in 2003 by $1.5 million due to higher repair and maintenance, real estate tax and payroll expenses.

General and Administrative Expenses

     In 2004, general and administrative expenses increased by $5.0 million, or 13%, compared to 2003. Corporate payroll and benefits increased by $6.9 million, which included $2.6 million from transitional employees related to our merger and acquisition activities, $2.1 million related to increased incentive compensation and an executive long-term incentive plan, and $6.5 million due to annual salary increases, additional employees and increased benefits expenses. These increases were offset by a decrease of $4.3 million of merger related bonuses that did not recur in 2004. Other general and administrative expenses decreased by $1.9 million, which primarily included $2.1 million from other costs related to the Merger and $0.9 million decrease in professional fees, offset by increases in convention expenses of $0.5 million and gift certificate program expenses of $0.6 million.

     In 2003, general and administrative expenses increased by $15.4 million, or 63%, including $4.3 million from incentive compensation and $2.1 million in other costs related to the Merger, for a total of $6.4 million from merger and other acquisition expenses. Corporate payroll and benefits increased by $7.4 million due to the aforementioned $4.3 million from incentive compensation related to our merger and acquisition activities, $2.0 million related to an executive long-term incentive plan, and $1.1 million due to annual salary and benefit increases and additional employees. Other general and administrative expenses increased by $8.0 million, including the aforementioned merger expenses of $2.1 million, transitional office expenses of $1.5 million, fees to terminate interest rate swap agreements of $1.2 million, increases in legal and accounting fees of $1.1 million, increases in shareholder relations costs of $0.5 million, increases in leasing convention expenses of $0.6 million and increases of $1.0 million in miscellaneous expenses.

Back to Contents

Interest Expense

     Interest expense increased by $37.0 million, or 105%, in 2004 as compared to 2003. We assumed new mortgages in connection with the Merger in November 2003, resulting in an increase of $26.2 million for 2004. Also, interest expense increased by $11.1 million because we recognized a full year of interest expense relating to mortgages assumed relating to our other 2003 acquisitions, and the new mortgages at Moorestown Mall and Dartmouth Mall. These mortgage interest increases were offset by a decrease of $1.3 million in interest paid on mortgages that were outstanding during all of the 2004 and 2003 due to principal amortization. Bank loan interest increased by $3.1 million in 2004 due to higher interest rates and weighted average borrowings. These increases were offset by a $2.0 million decrease in interest related to hedging activities (we did not have any hedging activity in 2004), a decrease in deferred financing fees of $1.3 million from 2003 and an increase in capitalized interest of $0.1 million.

     Interest expense increased by $19.9 million, or 130%, in 2003 as compared to 2002. We assumed new mortgages in connection with the Merger, the purchases of a majority interest in Cherry Hill Mall and Exton Square Mall, and inherited a mortgage related to Willow Grove Park in connection with our acquisition of our former partner's interest in that property, resulting in additional mortgage interest expense of $14.3 million in 2003. We engaged in mortgage financing transactions at Moorestown Mall and Dartmouth Mall, resulting in increased interest expenses of $4.1 million in 2003. Mortgage interest on Beaver Valley Mall increased by $0.8 million in 2003, our first full year of ownership. Bank loan interest increased $0.8 million due to a $1.8 million increase in amortization of deferred financing fees and a $0.8 million increase in interest related to the Acquisition Credit Facility offset by a $1.8 million decrease due to lower weighted-average outstanding debt balances under our credit facilities in 2003. Increased monthly principal payments reduced amounts outstanding under mortgages that were outstanding in 2003 and 2002, and resulted in an interest expense reduction of $0.1 million.

     Amortization of debt premiums was $18.7 million, $5.9 million and $0.6 million in 2004, 2003 and 2002, respectively. The increases in 2004 and 2003 amortization expense were due to property acquisitions in which we assumed mortgage debt with above-market interest rates. We record debt premiums in order to recognize the fair value of debt assumed in connection with property acquisitions. Debt premiums are amortized over the remaining term of the debt instrument with which they are associated, and result in a non-cash decrease in interest expense.

Depreciation and Amortization

     Depreciation and amortization expense increased by $59.2 million, or 155%, in 2004 as compared to 2003 primarily due to $58.3 million related to new properties, including $23.1 million relating to amortization of value of in-place leases. Depreciation and amortization expense from properties that we owned prior to January 1, 2003 increased by $0.5 million primarily due to a higher asset base resulting from capital improvements to those properties. Corporate depreciation and amortization expense increased by $0.4 million due to a higher asset base resulting from capital additions and leasehold improvements.

     Depreciation and amortization expense increased by $24.7 million, or 184%, in 2003 as compared to 2002 primarily due to $20.9 million related to new properties (including $6.1 million relating to amortization of value of in-place leases) and $3.8 million due to a higher property asset base resulting from capital additions and leasehold improvements.

Equity in Income of Partnerships

     Equity in income of partnerships decreased by $1.6 million, or 22%, in 2004 as compared to 2003. Approximately $1.1 million of this decrease was due to a cumulative depreciation adjustment that was made by our partner (the property’s manager) to reflect depreciation expense appropriately after a previous depreciation expense understatement of $0.3 million in each of 2004, 2003 and 2002, and $0.2 million in 2001. The remaining decrease was primarily due to the sale of Rio Grande Mall in August 2004.

Back to Contents

Gains on Sales of Interests in Real Estate

      In 2004, we sold our interest in Rio Grande Mall for a gain of $1.5 million. There was no gain or loss on the sale of the five Non-Core Properties.

     In 2003, we sold our equity partnership interests in four multifamily properties for a total gain of $15.1 million (gains from sales of wholly-owned multifamily properties sold in 2003 are reflected in discontinued operations, discussed below). We also sold a land parcel at the Crest Plaza Shopping Center in Allentown, Pennsylvania for a gain of $1.1 million.

     We had no sales of interests in real estate in 2002.

Discontinued Operations

     Property operating results, gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the year ended December 31,

(in thousands of dollars)	2004	2003	2002

Property operating results of wholly-owned multifamily properties	$—	$5,849	$8,912
Property operating results of Non-Core Properties	6,491	1,732	—
Property operating results of Mandarin Corners	—	—	151

	6,491	7,581	9,063

Gains (adjustment to gains) on sales of discontinued operations	(550)	178,121	4,085
Minority interest in properties	(18)	(8)	—
Minority interest in Operating Partnership	(622)	(18,849)	(1,308)

Total	$5,301	$166,845	$11,840

     The Non-Core Properties were acquired in the Merger in November 2003. Five of these properties were sold in September 2004. The sixth property remains held for sale.

     The decrease in multifamily operating results in 2003 was due to the sale of the wholly-owned multifamily properties portfolio in mid-2003.

NET OPERATING INCOME

     Net operating income ("NOI") (a non-GAAP measure) is derived from real estate revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). Net operating income is a non-GAAP measure. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes general and administrative expenses, management company revenues, interest income, interest expense, depreciation and amortization, income from discontinued operations and gains on sales of interests in real estate.

Back to Contents

     The following table presents net operating income results for the years ended December 31, 2004 and 2003. The results are presented using the "proportionate-consolidation method" (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude the results of properties that have undergone or were undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented:

(in thousands of dollars)	For the year ended December 31, 2004			For the year ended December 31, 2003

	Real Estate Revenues	Property Operating Expenses	Net Operating Income	Real Estate Revenues	Property Operating Expenses	Net Operating Income

Same Store	$86,333	$(23,763)	$62,570	$83,877	$(23,515)	$60,362
Non Same Store - retail	337,287	(129,225)	208,062	96,733	(37,001)	59,732
Industrial and multifamily	394	(53)	341	27,236	(12,446)	14,790

Continuing operations	424,014	(153,041)	270,973	207,846	(72,962)	134,884
Discontinued operations	22,891	(13,479)	9,412	28,891	(13,342)	15,549

Total	$446, 905	$(166,520)	$280,385	$236,737	$(86,304)	$150,433

	% Change

	Retail Same Store	Total

Real estate revenues	2.9%	88.8%
Property operating expenses	1.1%	92.9%

Net operating income	3.7%	86.4%

     The increases in total real estate operating revenues, property operating expenses and net operating income are primarily due to the property acquisitions described above. Same Store revenues increased due to higher base rents and a $1.3 million increase in lease termination fees in 2004 as compared to 2003. Same Store expenses increased due to higher repair and maintenance, real estate tax and payroll expenses.

The following information is provided to reconcile net income to property level net operating income (in thousands of dollars):

	For the year ended December 31,

	2004	2003

Net income	$53,788	$196,040
Minority interest in Operating Partnership	5,695	3,298
Minority interest in properties	611	858
Equity in income from partnerships	(5,606)	(7,231)
Company's proportionate share of partnership net operating income	19,704	23,683
Gains on sales of interests in real estate	(1,484)	(16,199)
Income from discontinued operations	(5,301)	(166,845)
Depreciation and amortization	97,311	38,142
Interest expense	72,314	35,318
Interest and other income	(1,026)	(887)
Management company revenue	(9,703)	(10,971)
General and administrative expenses	44,670	39,678

Net operating income – continuing	$270,973	$134,884

Back to Contents

FUNDS FROM OPERATIONS

     The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations ("FFO"), which is a non-GAAP measure, as income before gains (losses) on sales of properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

     FFO is a commonly used measure of operating performance and profitability in the REIT industry, and we use FFO as a supplemental non-GAAP measure to compare our company’s performance to that of our industry peers. In addition, we use FFO as a performance measure for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

     FFO does not include gains (losses) on real estate assets, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as net operating income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.

     We believe that net income is the most directly comparable GAAP measurement to FFO. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring events that are considered extraordinary under GAAP, gains on sales of real estate and depreciation and amortization of real estate.

     FFO increased 119.5% to $147.2 million for the year ended December 31, 2004, as compared to $67.1 million in 2003. The increase was primarily due to operating results attributable to properties acquired in 2004 and 2003.

Back to Contents

     The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the past periods indicated (in thousands of dollars, except per share amounts):

	For the year ended December 31, 2004	Per share (including OP Units)	For the year ended December 31, 2003	Per share (including OP Units)

Net income	$53,788	$1.35	$196,040	$8.64
Minority interest in Operating Partnership (continuing operations)	5,695	0.14	3,298	0.15
Minority interest in Operating Partnership (discontinued operations)	622	0.02	18,849	0.83
Dividends on preferred shares	(13,613)	(0.34)	(1,533)	(0.07)
Gains on sales of interests in real estate	(1,484)	(0.04)	(16,199)	(0.71)
(Gains) adjustment to gains on dispositions of discontinued operations	550	0.01	(178,121)	(7.85)
Depreciation and amortization:
Wholly-owned and consolidated partnership, net (1)	95,863	2.41	37,357	1.65
Unconsolidated partnerships	5,781	0.15	5,071	0.22
Discontinued operations (wholly-owned only)	—	—	2,308	0.10

Funds from operations (2)	$147,202	$3.70	$67,070	$2.96

Weighted average number of shares outstanding	35,609		20,390
Weighted average effect of full conversion of OP units	4,183		2,303

Total weighted average shares outstanding, including OP units	39,792		22,693

(1)	Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
(2)	Includes the non-cash effect of straight-line rents of $5.2 million and $2.8 million for 2004 and 2003, respectively

CASH FLOWS

     Net cash provided by operating activities was $132.4 million for the year ended December 31, 2004, $63.5 million for the year ended December 31, 2003 and $42.0 million for the year ended December 31, 2002. Cash provided by operating activities in 2004 reflects the acquisitions of the Crown and Rouse properties in 2003 and the 2004 acquisitions of The Gallery at Market East II and Orlando Fashion Square.

     Cash flows used by investing activities were $103.9 million for the year ended December 31, 2004, compared to $310.4 million for the year ended December 31, 2003 and $34.9 million used in 2002. Investing activities in 2004 reflect investment in real estate of $162.4 million, relating to the acquisitions of The Gallery at Market East II, Orlando Fashion Square, and a 25 acre parcel of land in Florence, South Carolina. Investment activities also reflect investment in real estate improvements of $27.1 million and investment in construction in progress of $15.2 million, increase in cash escrows of $4.0 million, capitalized leasing costs of $2.8 million and investment in corporate leasehold improvements of $3.7 million. In 2004, our sources of cash from investing activities included $107.6 million from the sale of five Non-Core Properties and $4.1 million from the sale of our partnership interest in Rio Grande Mall.

     Cash flows used by financing activities were $31.1 million for the year ended December 31, 2004 compared to $276.3 million provided by financing activities for the year ended December 31, 2003 and $3.8 million used by financing activities in 2002. Cash flows used by financing activities in 2004 were impacted by Credit Facility borrowings of $208.0 million to fund the acquisitions of The Gallery at Market East II and Orlando Fashion Square, the repayment of the Wiregrass Mall mortgage, as well as other working capital requirements. This was offset by Credit Facility repayments of $107.0 million from the net proceeds of the sale of five Non-Core Properties. Cash flows used by financing activities were also impacted by distributions paid of $101.2 million, net shares issued of $17.9 million, principal installments on mortgage notes payable of $18.7 million, and $30.0 million to repay the Wiregrass Mall mortgage.

Back to Contents

COMMITMENTS

     At December 31, 2004, we had approximately $9.1 million committed to complete current development and redevelopment projects. Total expected costs for projects with such commitments are $75.5 million. We expect to finance these amounts through borrowings under the Credit Facility or through short-term construction loans.

           In connection with the Merger, Crown's former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. We consolidate our 89% ownership in these partnerships for financial reporting purposes. The retained interests entitle Crown's former operating partnership to a quarterly cumulative preferred distribution of $184,300 and are subject to a put-call arrangement between Crown's former operating partnership and the Company. Pursuant to this agreement, we have the right to require Crown's former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) and Crown's former operating partnership has the right to contribute the retained interests to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown's former operating partnership.

CONTINGENT LIABILITIES

           In June and July, respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross ("IBC") for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC's Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. We understand that IBC has recovered $5 million under fidelity policies issued by IBC's insurance carriers. In addition, we understand that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million, which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC's losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC's insurance carriers for all or a portion of the amounts paid by them to IBC. We believe that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC, and has taken actions to preserve its rights with respect to such insurance. We are unable to estimate or determine the likelihood of any loss to us in connection with these claims.

         Our management is aware of certain environmental matters at some of our properties, including ground water contamination, above-normal radon levels, the presence of asbestos containing materials and lead-based paint. We have, in the past, performed remediation of such environmental matters, and our management is not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. Although our management does not expect these matters to have any significant impact on our liquidity or results of operations, it can make no assurances that the amounts that have been reserved for these matters of $0.2 million will be adequate to cover future environmental costs. We have insurance coverage for environmental claims up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

LITIGATION

          In April 2002, a partnership in which we hold a 50% interest filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court's decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court's decision. We are not in a position to predict the outcome of the Superior Court's determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

Back to Contents

COMPETITION AND TENANT CREDIT RISK

           Competition in the retail real estate industry is very intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, festival centers and community centers, as well as other commercial real estate developers and real estate owners. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. Our malls and our power and strip centers face competition from similar retail centers that are near our retail properties. We also face competition from a variety of different retail formats, including discount or value retailers, home shopping networks, mail order operators, catalogs, telemarketers and internet retailers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we receive. Increased competition for tenants might also require us to make capital improvements to properties that we would not have otherwise planned to make. Any unbudgeted capital improvements could adversely affect our results of operations. We are vulnerable to credit risk if retailers that lease space from us experience economic declines or are unable to continue operating in our retail properties due to bankruptcies or other factors.

     We also compete with many other entities engaged in real estate investment activities for acquisitions of malls and other retail properties, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, assets or companies. If we pay higher prices for properties, our investment returns will be reduced, which will adversely affect the value of our securities.

SEASONALITY

     There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and many tenants vacant their space early in the year. As a result, our occupancy and cash flow are generally higher in the fourth quarter and lower in the first quarter, excluding the effect of ongoing redevelopment projects. Our concentration in the retail sector increases our exposure to seasonality and is expected to result in a greater percentage of our cash flows being received in the fourth quarter.

INFLATION

     Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rents based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on us. However, during times when inflation is greater than increases in rent as provided for in a lease, rent increases may not keep up with inflation.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K for the year ended December 31, 2004, together with other statements and information publicly disseminated by us, contain certain "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including the possibility of war or terrorist attacks;

•	changes in local market conditions or other competitive factors;

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;

Back to Contents

•	risks relating to development and redevelopment activities, including construction;

•	our ability to maintain and increase property occupancy and rental rates;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	dependence on our tenants' business operations and their financial stability;

•	possible environmental liabilities;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to obtain insurance at a reasonable cost;

•	our ability to raise capital through public and private offerings of debt and/or equity securities and other financing risks, including the availability of adequate funds at reasonable cost; and

•	our short- and long-term liquidity position.

     Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1. Business – Risk Factors.” We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

     Except as the context otherwise requires, references in this Form 10-K to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Form 10-K to “PREIT Associates” refer to PREIT Associates, L.P.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2004, our consolidated debt portfolio consisted of $271.0 million borrowed under our Credit Facility and $1,201.2 million in fixed-rate mortgage notes, including $56.1 million of mortgage debt premium.

     Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio assumes an immediate 100 basis point change in interest rates from their actual December 31, 2004 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $38.6 million at December 31, 2004. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $40.5 million at December 31, 2004. Based on the variable-rate debt included in our debt portfolio as of December 31, 2004, a 100 basis point increase in interest rates would result in an additional $2.7 million in interest annually. A 100 basis point decrease would reduce interest incurred by $2.7 million annually.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors, or a combination thereof, depending on the underlying exposure. We undertake a variety of borrowings, from lines of credit to medium- and long-term financings. To limit overall interest cost, we may use interest rate instruments, typically interest rate swaps, to convert a portion of our variable-rate debt to fixed-rate debt, or even a portion of our fixed-rate debt to variable-rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. We had no outstanding hedging transactions as of December 31, 2004.

Back to Contents

     Mortgage notes payable, which are secured by 29 of our wholly-owned properties, are due in installments over various terms extending to the year 2013, with interest at rates ranging from 4.95% to 10.60% and a weighted average interest rate of 7.28% at December 31, 2004. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities of assets held-for-sale on the consolidated balance sheet.

     Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified period (in thousands of dollars):

	Fixed-Rate Debt		Variable-Rate Debt
Year Ended December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate

2005	$159,328	7.93%	—		—
2006	124,082	8.22%	—		—
2007	74,227	7.94%	$271,000	(1)	4.14%
2008	519,676	7.30%	—		—
2009	54,349	6.31%	—		—
2010 and thereafter	213,416	6.06%	—		—

(1)	The Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided that there is no event of default at that time.

     The preceding table excludes scheduled maturities for properties that are classified as held-for-sale. There is one held-for-sale property that has a mortgage with an outstanding balance of $17.4 million and an interest rate of 7.25% at December 31, 2004.

     Because the information presented above includes only those exposures that exist as of December 31, 2004, it does not consider those exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies that we might employ at the time, and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2004, 2003 and 2002, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2004 and 2003, and the financial statement schedules begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

     We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, and have concluded as follows:

•	Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported accurately and on a timely basis.

Back to Contents

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

     See “Management’s Report on Internal Control Over Financial Reporting” included before the financial statements contained in this report.

ITEM 9B. OTHER INFORMATION.

     None.

Back to Contents

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2005, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2005, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2005, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2005, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2005, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Back to Contents

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included in this report:

     All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statements or notes thereto.

(3)      Exhibits

Exhibit No.	Description

2.1	Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Cherry Hill Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.1 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.2	Agreement of Purchase and Sale among Echelon Mall Joint Venture and Echelon Acquisition, LLC and PR Echelon Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.2 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.3	Agreement of Purchase and Sale among The Gallery at Market East, LLC and PR Gallery I Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.3 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.4	Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Moorestown Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.4 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

Back to Contents

2.5	Agreement of Purchase and Sale between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.5 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.6	Agreement of Purchase and Sale between The Rouse Company, L.P. and PR Exton Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.6 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.7	Agreement and Plan of Merger among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.8	Crown Partnership Distribution Agreement between Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit 2.2 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.9	PREIT Contribution Agreement between Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of May 13, 2003, filed as exhibit 2.3 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.10	Crown Partnership Contribution Agreement between Crown American Properties, L.P. and PREIT Associates, L.P., dated as of May 13, 2003, filed as exhibit 2.4 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.11	Agreement of Exchange between Crown Investments Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit 2.5 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.12	Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.13	First Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as exhibit 2.2 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.14	Second Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of April 4, 2003 filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated April 4, 2003 and filed April 10, 2003, is incorporated herein by reference.

2.15	Third Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of May 27, 2003, filed as exhibit 2.4 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.16	Letter Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp, dated May 30, 2003, filed as exhibit 2.5 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.17	Purchase and Sale Agreement between Mid-Island Properties, Inc. and PREIT Associates, L.P. dated May 1, 2003, filed as exhibit 2.6 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.18	Assignment and Assumption of Purchase and Sale Agreement between Mid-Island Properties, Inc. and Tree Farm Road, L.P. dated May 1, 2003, filed as exhibit 2.7 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

Back to Contents

2.19	Partnership Assignment Agreement between PREIT Associates, L.P. and Tree Farm Road, L.P. dated May 1, 2003, filed as exhibit 2.8 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.20	Purchase and Sale Agreement by and among Countrywood Apartments Limited Partnership, Countrywood Apartments General Partnership, PR Countrywood LLC and PREIT Associates, L.P., filed as exhibit 2.9 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.21	First Amendment to Agreement of Purchase and Sale Plymouth Meeting Mall, dated as of April 28, 2003, by and between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, filed as exhibit 2.7 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.22	First Amendment to Agreement of Purchase and Sale Echelon Mall, dated as of April 28, 2003, by and between Echelon Mall Joint Venture, Echelon Acquisition, LLC and PR Echelon Limited Partnership, filed as exhibit 2.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.23	Contribution Agreement, dated as of April 22, 2003, among PREIT, PREIT Associates, L.P. and the persons and entities named therein and the joinder to the contribution agreement, filed as exhibit 2.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.24	Call and Put Option Agreement, dated as of April 28, 2003, among PREIT Associates, L.P., PR New Castle LLC, Pan American Associates and Ivyridge Investment Corp., filed as exhibit 2.10 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.25	Purchase and Sale Agreement by and among Norman Wolgin, Sidney Wolgin, William Wolgin and PR Fox Run, L.P. dated as of June 30, 2003, filed as exhibit 2.10 to PREIT’s Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.26	Purchase and Sale Agreement by and among Norman Wolgin, Alfred Frans Nijkerk, Alfred Frans Nijkerk as Trustee of Trust U/W Inge M.H. Nijkerk Von Der Laden and PR Will-O-Hill, L.P. dated as of July 2003, filed as exhibit 2.11 to PREIT’s Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.27	Assignment of Limited Partnership Interests as of September 2, 2003 by Commonwealth of Pennsylvania State Employees’ Retirement System to PREIT Associates, L.P., filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.28	Assignment of General Partnership Interests as of September 2, 2003 by LMRES Real Estate Advisers, Inc. to PRWGP General, LLC, filed as exhibit 2.2 to PREIT’s Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.29	Purchase and Sale Agreement between PREIT Associates, L.P. and Lightstone Real Estate Partners, LLC dated as of May 14, 2004, as amended on June 2, 2004, filed as exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

3.1	Trust Agreement as Amended and Restated on December 16, 1997, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K dated December 16, 1997, is incorporated herein by reference.

3.2	Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of 11% Non-Convertible Senior Preferred Shares, filed as exhibit 4.1 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

3.3	Amendment to Trust Agreement as Amended and Restated on December 16, 1997, filed as exhibit 4.2 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

3.4	By-Laws of PREIT as amended through July 29, 2004, filed as exhibit 3.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

Back to Contents

4.1	First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.3	Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4	Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as exhibit 4.1 to PREIT's Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference.

4.6	Rights Agreement dated as of April 30, 1999 between PREIT and American Stock Transfer and Trust Company, as Rights Agent, filed as exhibit 1 to PREIT’s Registration Statement on Form 8-A dated April 29, 1999, is incorporated herein by reference.

4.7	Addendum to First Amended and Restated Partnership Agreement of PREIT Associates, L.P. Designating the Rights, Obligations, Duties and Preferences of Senior Preferred Units, filed as exhibit 4.3 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

4.8	Appointment of Successor Rights Agent dated February 21, 2005 between PREIT and Wells Fargo, filed as exhibit 4.1 to PREIT’s Current Report on Form 8-K dated February 23, 2005, is incorporated herein by reference.

10.1	Credit Agreement, dated as of November 20, 2003, among PREIT Associates, L.P., PREIT and each of the financial institutions signatory thereto, filed as exhibit 10.1 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.2	First Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto, filed as exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 2, 2005, is incorporated herein by reference.

10.3	Form of Revolving Note, dated November 20, 2003, filed as exhibit 10.2 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.4	Swingline Note, dated November 20, 2003, filed as exhibit 10.3 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.5	Guaranty, dated as of November 20, 2003, executed by PREIT and certain of its direct and indirect subsidiaries, filed as exhibit 10.4 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.6	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Cherry Hill Mall), filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.7	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Gallery at Market East, LLC and its affiliates, including The Rouse Company, L.P. (relating to The Gallery at Market East), filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

Back to Contents

10.8	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Moorestown Mall), filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.9	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Exton Square Mall), filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.10	Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.11	Promissory Note, dated June 3, 2003, in the principal amount of $64,250,000 issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.12	Promissory Note, dated May 30, 2003, in the principal amount of $70,000,000 issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.13	PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between PREIT and PREIT Associates, L.P., filed as exhibit 10.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.14	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as exhibit 10.16 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.15	TRO Contribution Agreement, dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., and the persons and entities named therein, filed as exhibit 10.17 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.16	First Amendment to TRO Contribution Agreement, dated September 30, 1997, filed as exhibit 10.18 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.17	Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as exhibit 10.19 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.18	First Amendment to Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as exhibit 10.20 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.19	Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 10.22 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.20	First Amendment to Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of December 23, 1998, among PREIT, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 2.2 to PREIT’s Current Report on Form 8-K dated January 7, 1999, is incorporated herein by reference.

10.21	Contribution Agreement (relating to the pre-development properties named therein), dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., and TRO Predevelopment, LLC, filed as exhibit 10.23 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

Back to Contents

10.22	First Amendment to Contribution Agreement (relating to the pre-development properties), dated September 30, 1997, filed as exhibit 10.24 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.23	First Refusal Rights Agreement, effective as of September 30, 1997, by Pan American Associates, its partners and all persons having an interest in such partners with and for the benefit of PREIT Associates, L.P., filed as exhibit 10.25 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.24	Contribution Agreement among the Woods Associates, a Pennsylvania limited partnership, certain general, limited and special limited partners thereof, PREIT Associates, L.P., a Delaware limited partnership, and PREIT dated as of July 24, 1998, as amended by Amendment #1 to the Contribution Agreement, dated as of August 7, 1998, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated August 7, 1998, is incorporated herein by reference.

10.25	Purchase and Sale and Contribution Agreement dated as of September 17, 1998 by and among Edgewater Associates #3 Limited Partnership, an Illinois limited partnership, Equity-Prince George’s Plaza, Inc., an Illinois corporation, PREIT Associates, L.P., a Delaware limited partnership and PR PGPlaza LLC, a Delaware limited liability company, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated September 17, 1998 is incorporated herein by reference.

10.26	Purchase and Sale Agreement dated as of July 24, 1998 by and between Oaklands Limited Partnership, a Pennsylvania limited partnership, and PREIT Associates, L.P. a Delaware limited partnership, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated August 27, 1998 is incorporated herein by reference.

10.27	Letter Agreement, dated March 26, 1996, by and among The Goldenberg Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth Goldenberg, filed as exhibit 10.32 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.28	Letter Agreement dated July 30, 1997, by and between The Goldenberg Group and Ronald Rubin, filed as exhibit 10.33 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.29	PREIT’s Special Committee of the Board of Trustees’ Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

10.30	Amended and Restated Agreement of Limited Partnership of New Castle Associates, dated as of April 28, 2003, among PR New Castle LLC, as general partner, and PREIT Associates, L.P., Pan American Associates and Ivyridge Investment Corp., as limited partners, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.31	Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P. filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.32	Contribution Agreement, dated as of October 8, 2004, by and among Cumberland Mall Management, Inc., Pan American Associates, Cumberland Mall Investment Associates, Pennsylvania Real Estate Investment Trust, and PREIT Associates, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.33	Acquisition Agreement, dated as of October 8, 2004, by and among Hennis Road, L.L.C. and PREIT Associates, L.P., filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.34	Purchase and Sale Agreement, effective October 14, 2004, by and between The Prudential Insurance Company of America and Colonial Realty Limited Partnership, as tenants in common, and Pennsylvania Real Estate Investment Trust, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 20, 2004, is incorporated herein by reference.

Back to Contents

+10.35	Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and Jeffrey Linn, filed as exhibit 10.11 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.36	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Jeffrey A. Linn, filed as exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.37	Employment Agreement effective January 1, 1999 between PREIT and Edward Glickman, filed as exhibit 10.30 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is incorporated herein by reference.

+10.38	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Edward Glickman, filed as exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.39	Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and David J. Bryant, filed as exhibit 10.67 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.40	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and David J. Bryant, filed as exhibit 10.8 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.41	Employment Agreement, dated as of March 22, 2002, between PREIT and Bruce Goldman, filed as exhibit 10.69 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.42	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Bruce Goldman, filed as exhibit 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.43	Amended and Restated Employment Agreement, effective as of January 1, 2004, between PREIT and Jonathan B. Weller, filed as exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.44	Amended and Restated Employment Agreement, effective as of January 1, 2004, between PREIT and Ronald Rubin, filed as exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.45	Employment Agreement, effective as of January 1, 2004, between PREIT and George F. Rubin, filed as exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.46	Employment Agreement, effective as of January 1, 2004, between PREIT and Joseph F. Coradino, filed as exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.47	Employment Agreement, dated as of April 23, 2004, between PREIT and Robert McCadden, filed as exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.48	Employment Agreement, effective as of January 1, 2004, between PREIT and Douglas S. Grayson, filed as exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.49	Supplemental Retirement Plan for Jonathan B. Weller, effective as of September 1, 1994, as amended effective as of September 1, 1998, filed as exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.50	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of September 1, 1994, as amended effective as of September 1, 1998, filed as exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

Back to Contents

+10.51	Supplemental Executive Retirement Agreement, dated as of November 10, 2000, between PREIT and Edward A. Glickman filed as exhibit 10.13 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.52	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 1, 2002, between PREIT and Douglas S. Grayson, filed as exhibit 10.14 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.53	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 5, 2002, between PREIT and George F. Rubin, filed as exhibit 10.15 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.54	Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and George F. Rubin filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.55	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 6, 2002, between PREIT and Joseph F. Coradino, filed as exhibit 10.16 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.56	Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and Joseph F. Coradino filed as Exhibit 10.8 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated by reference herein.

+10.57	Nonqualified Supplemental Executive Retirement Agreement, dated as of May 17, 2004, between PREIT and Robert F. McCadden, filed as exhibit 10.17 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.58	Nonqualified Supplemental Executive Retirement Agreement, dated as of September 9, 2004, between PREIT and Bruce Goldman filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.59	Agreement dated as of October 28, 2004, by and among Pennsylvania Real Estate Investment Trust, Jonathan B. Weller, and Janine S. Weller and Andrew Weller as Trustees of the Irrevocable Indenture of Trust of Jonathan B. Weller dated August 26, 1994, filed as exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on November 3, 2004, is incorporated herein by reference.

10.60	Indemnification Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown Investments Trust, Crown American Investment Company, Mark E. Pasquerilla and Crown Delaware Holding Company, dated as of May 13, 2003, filed as exhibit 2.6 to PREIT’s Current Report on Form 8-K filed with the SEC on May 22, 2003, is incorporated herein by reference.

10.61	Tax Protection Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Properties, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Crown Holding Company and Crown American Associates, dated as of November 18, 2003, filed as exhibit 2.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.62	Shareholder Agreement by Mark E. Pasquerilla, Crown American Properties, L.P., Crown Investments Trust, Crown American Investment Company and Crown Delaware Holding Company, and acknowledged and agreed by Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of November 18, 2003, filed as exhibit 2.8 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.63	Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

Back to Contents

10.64	Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.11 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.65	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004.

+10.66	PREIT’s 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit “A” to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

+10.67	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.68	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is incorporated herein by reference.

+10.69	PREIT’s Amended Incentive and Non Qualified Stock Option Plan, filed as exhibit A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

+10.70	Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of PREIT, filed as exhibit 10.40 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.71	Amendment No. 1 to PREIT’s 1990 Incentive and Non-Qualified Stock Option Plan, filed as exhibit 10.16 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

+10.72	PREIT’s 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as exhibit B to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, as incorporated herein by reference.

+10.73	PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as exhibit 10.38 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.74	PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.75	1997 Stock Option Plan, filed as exhibit 10.41 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.76	Amendment No. 1 to PREIT’s 1997 Stock Option Plan, filed as Exhibit 10.48 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.77	PREIT’s 1998 Non-Qualified Employee Share Purchase Plan, filed as exhibit 4 to PREIT’s Form S-3 dated January 6, 1999, is incorporated herein by reference.

+10.78	Amendment No. 1 to PREIT’s Non-Qualified Employee Share Purchase Plan, filed as exhibit 10.52 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.79	PREIT’s 1998 Qualified Employee Share Purchase Plan, filed as exhibit 4 to PREIT’s Form S-8 dated December 30, 1998, is incorporated herein by reference.

Back to Contents

+10.80	Amendment No. 1 to PREIT’s Qualified Employee Share Purchase Plan, filed as exhibit 10.54 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.81	PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as Exhibit 4 to PREIT’s Form S-3 dated March 19, 1999, is incorporated herein by reference.

+10.82	Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as exhibit 10.56 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.83	PREIT’s 1999 Equity Incentive Plan, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

+10.84	PREIT’s Restricted Share Plan for Non-Employee Trustees, effective January 1, 2002, filed as exhibit 10.65 to PREIT’s Annual Report on Form 10-K filed on March 28, 2002, is incorporated herein by reference.

+10.85	PREIT’s 2002-2004 Long-Term Incentive Plan, effective January 1, 2002, filed as exhibit 10.66 to PREIT’s Annual Report on Form 10-K filed on March 28, 2002, is incorporated herein by reference.

+10.86	Amendment No. 1 to 2002-2004 Long-Term Incentive Plan, filed as exhibit 10.1 to PREIT's Quarterly Report on Form 10-Q filed August 14, 2003, is incorporated herein by reference.

+10.87	PREIT’s 2003 Equity Incentive Plan and Amendment No.1 thereto, filed as Appendix D to PREIT’s Form S-4/A dated October 1, 2003, is incorporated herein by reference.

+10.88	PREIT 2005-2008 Outperformance Program, filed as exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.89	Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees without an employment contract) filed as exhibit 10.3 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.90	Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees with an employment contract) filed as exhibit 10.2 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.91	Form of Restricted Share Agreement under PREIT’s Restricted Share Plan for Non-Employee Trustees filed as Exhibit 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.92	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.93	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.94	Form of Restricted Share Award Agreement (for Key Employees) under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.95	Form of Restricted Share Award Agreement (for Senior Officers with Employment Agreements) under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.13 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.96	Registration Rights Agreement, dated as of September 30, 1997, among PREIT and the persons listed on Schedule A thereto, filed as exhibit 10.30 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

Back to Contents

10.97	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.98	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.99	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.100	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.101	Termination of Management and Leasing Agreement, dated as of April 28, 2003, between New Castle Associates and PREIT-RUBIN, Inc., filed as Exhibit 10.10 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.102*	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates.

10.103*	Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization and Bellevue Associates.

10.104	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 24, 2004, is incorporated by reference herein.

10.105	Agreement between PREIT Services, LLC and Crown American Hotels Company, dated November 20, 2003, regarding information technology support, filed as exhibit 10.6 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.106	License Agreement, dated as of November 20, 2003 by and among Crown Investments Trust, Crown American Hotels Company and PREIT, filed as exhibit 10.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.107	Leasing and Management Agreement, dated as of April 28, 2003, between New Castle Associates and PREIT-RUBIN, Inc., filed as Exhibit 10.11 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm of the Company).

23.2*	Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

* Filed herewith.

Back to Contents

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: March 16, 2005	By: /s/ Jonathan B. Weller

Jonathan B. Weller
Vice Chairman

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Chairman and Chief Executive Officer	March 16, 2005
Ronald Rubin	(principal executive officer)

/s/ Jonathan B. Weller	Vice Chairman and Trustee	March 16, 2005
Jonathan B. Weller

/s/ George F. Rubin	Vice Chairman and Trustee	March 16, 2005
George F. Rubin

/s/ Edward A. Glickman	President and Chief Operating Officer and Trustee	March 16, 2005
Edward A. Glickman

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer	March 16, 2005
Robert F. McCadden	(principal financial officer)

/s/ David J. Bryant	Senior Vice President – Finance and Treasurer	March 16, 2005
David J. Bryant	(principal accounting officer)

/s/ Stephen B. Cohen	Trustee	March 16, 2005
Stephen B. Cohen

/s/ Rosemarie B. Greco	Trustee	March 16, 2005
Rosemarie B. Greco

/s/ Lee H. Javitch	Trustee	March 16, 2005
Lee H. Javitch

/s/ Leonard I. Korman	Trustee	March 16, 2005
Leonard I. Korman

Back to Contents

/s/ Ira M. Lubert	Trustee	March 16, 2005
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	March 16, 2005
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	March 16, 2005
Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	March 16, 2005
John J. Roberts

Back to Contents

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in the rules of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and trustees; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2004, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG has issued a report concurring with management’s assessment, which is included on page F-3 in this report.

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the 2002 financial statements of Lehigh Valley Associates, a partnership in which the Company has a 50% interest, which is reflected in the accompanying consolidated financial statements using the equity method of accounting. The equity in net income of Lehigh Valley Associates was $3.6 million for the year ended December 31, 2002. The 2002 financial statements of Lehigh Valley Associates were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lehigh Valley Associates, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 11, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Pennsylvania Real Estate Investment Trust:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pennsylvania Real Estate Investment Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Pennsylvania Real Estate Investment Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).Also, in our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004 and related financial statement schedules, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 11, 2005

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

	(in thousands of dollars, except per share amounts)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,510,256	$2,263,866
Land held for development	9,863	5,604
Construction in progress	10,953	20,231
Industrial properties	2,504	2,504

Total investments in real estate	2,533,576	2,292,205
Less accumulated depreciation	(150,885)	(78,416)

	2,382,691	2,213,789
INVESTMENTS IN AND ADVANCES TO
PARTNERSHIPS, at equity	27,244	29,166

	2,409,935	2,242,955
OTHER ASSETS:
Assets held for sale	14,946	156,574
Cash and cash equivalents	40,340	42,977
Rents and other receivables (net of allowance for doubtful accounts of $9,394 and $4,919, respectively)	31,977	27,675
Intangible assets (net of accumulated amortization of $38,333 and $11,432, respectively)	171,850	181,544
Deferred costs and other assets, net	62,355	49,812

	$2,731,403	$2,701,537

LIABILITIES:
Mortgage notes payable	$1,145,079	$1,150,054
Debt premium on mortgage notes payable	56,135	71,127
Bank loan payable	271,000	170,000
Liabilities of assets held for sale	18,556	71,341
Tenants' deposits and deferred rents	13,465	13,099
Investments in partnerships, deficit balances	13,758	16,057
Accrued expenses and other liabilities	76,975	73,573

Total liabilities	1,594,968	1,565,251

MINORITY INTEREST
Minority interest in properties	3,585	8,591
Minority interest in Operating Partnership	128,384	104,061

	131,969	112,652

COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 36,272,000 shares at December 31, 2004 and 35,544,000 shares at December 31, 2003	36,272	35,544
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475,000 shares authorized; 2,475,000 shares issued and outstanding at December 31, 2004 and 2003 (Note 6)	25	25
Capital contributed in excess of par	899,506	877,445
Deferred compensation	(7,737)	(3,196)
Accumulated other comprehensive loss	(1,821)	(2,006)
Retained earnings	78,221	115,822

Total shareholders' equity	1,004,466	1,023,634

	$2,731,403	$2,701,537
See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2004	2003	2002

	(in thousands of dollars, except per share amounts)
REVENUE:
Real estate revenues:
Base rent	$255,750	$112,117	$46,022
Expense reimbursements	114,127	47,970	12,959
Percentage rent	9,827	4,281	1,948
Lease termination revenue	3,931	985	754
Other real estate revenues	11,885	5,164	1,658

Total real estate revenues	395,520	170,517	63,341
Management company revenue	9,703	10,971	11,003
Interest and other income	1,026	887	711

Total revenue	406,249	182,375	75,055

EXPENSES:
Property operating expenses:
Property payroll and benefits	(26,105)	(9,369)	(3,586)
Real estate and other taxes	(35,299)	(15,587)	(4,322)
Utilities	(27,369)	(10,043)	(1,031)
Other operating expenses	(55,478)	(24,317)	(7,326)

Total property operating expenses	(144,251)	(59,316)	(16,265)
Depreciation and amortization	(97,311)	(38,142)	(13,437)
General and administrative expenses:
Corporate payroll and benefits	(30,057)	(23,169)	(15,804)
Other general and administrative expenses	(14,613)	(16,509)	(8,475)

Total general and administrative expenses	(44,670)	(39,678)	(24,279)
Interest expense	(72,314)	(35,318)	(15,378)

Total expenses	(358,546)	(172,454)	(69,359)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	47,703	9,921	5,696
Equity in income of partnerships	5,606	7,231	7,449
Gains on sales of interests in real estate	1,484	16,199	—

Income before minority interest and discontinued operations	54,793	33,351	13,145
Minority interest in properties	(611)	(858)	—
Minority interest in Operating Partnership	(5,695)	(3,298)	(1,307)

Income from continuing operations	48,487	29,195	11,838
Discontinued operations:
Income from discontinued operations	6,491	7,581	9,063
Gains (adjustment to gains) on sales of real estate	(550)	178,121	4,085
Minority interest in properties	(18)	(8)	—
Minority interest in Operating Partnership	(622)	(18,849)	(1,308)

Income from discontinued operations	5,301	166,845	11,840

Net income	53,788	196,040	23,678
Preferred share dividends	(13,613)	(1,533)	—

Net income available to common shareholders	$40,175	$194,507	$23,678

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
EARNINGS PER SHARE

	For the Year Ended December 31,

	2004	2003	2002

	(in thousands of dollars, except per share amounts)
Income from continuing operations	$48,487	$29,195	$11,838
Preferred share dividends	(13,613)	(1,533)	—
Dividends on unvested restricted shares	(733)	—	—

Income from continuing operations available to
common shareholders	$34,141	$27,662	$11,838

Income from discontinued operations	$5,301	$166,845	$11,840

Basic earnings per share
Income from continuing operations	$0.96	$1.36	$0.73
Income from discontinued operations	0.15	8.18	0.74

	$1.11	$9.54	$1.47

Diluted earnings per share
Income from continuing operations	$0.95	$1.33	$0.72
Income from discontinued operations	0.15	8.03	0.72

	$1.10	$9.36	$1.44

Weighted-average shares outstanding - basic	35,609	20,390	16,162
Effect of unvested restricted shares,
share options and warrants issued	319	394	226

Weighted-average shares outstanding-diluted	35,928	20,784	16,388

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2004, 2003 and 2002

	Shares of Beneficial Interest $1.00 Par	Preferred Shares $.01 Par	Capital Contributed in Excess of Par	Deferred Compensation
(in thousands of dollars, except per share amounts)

Balance, January 1, 2002	$15,876	$—	$198,398	$(1,386)
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Hedging activity attributable to development activities	—	—	—	—

Total comprehensive income
Shares issued upon exercise of options	121	—	2,421	—
Shares issued upon conversion of Operating Partnership units	316	—	7,087	—
Shares issued under distribution reinvestment and share purchase plan	249	—	5,884	—
Shares issued under employee share purchase plans	17	—	326	—
Shares issued under equity incentive plan, net of retirements	118	—	2,653	(3,137)
Amortization of deferred compensation	—	—	—	2,010
Distributions paid to shareholders ($2.04 per share)	—	—	—	—

Balance, December 31, 2002	$16,697	$—	$216,769	$(2,513)

Comprehensive income:
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Total comprehensive income
Shares issued under equity offering	6,325	—	179,028	—
Shares issued upon exercise of options, net of retirements	219	—	4,775	—
Shares issued upon conversion of Operating Partnership units	172	—	4,916	—
Shares issued under employee share purchase plans	14	—	442	—
Shares issued under distribution reinvestment and share purchase plan	295	—	9,296	—
Shares issued under equity incentive plan, net of retirements	97	—	2,361	(3,010)
Preferred shares issued under Crown Merger	—	25	143,278	—
Shares of beneficial interest issued under Crown Merger	11,725	—	316,580	—
Amortization of deferred compensation	—	—	—	2,327
Distributions paid to shareholders ($2.07 per share)	—	—	—	—

Balance, December 31, 2003	$35,544	$25	$877,445	$(3,196)

Comprehensive income:
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Total comprehensive income
	—	—	—	—
Shares issued upon exercise of options	192	—	2,883	—
Shares issued upon conversion of Operating Partnership units	32	—	1,178	—
Shares issued under distribution reinvestment and share purchase plan	294	—	10,713	—
Shares issued under employee share purchase plans	17	—	635	—
Shares issued under equity incentive plan, net of retirements	193	—	6,652	(7,910)
Amortization of deferred compensation	—	—	—	3,369
Distributions paid to common shareholders ($2.16 per share)	—	—	—	—
Distributions paid to preferred shareholders ($5.50 per share)	—	—	—	—

Balance, December 31, 2004	$36,272	$25	$899,506	$(7,737)

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2004, 2003 and 2002
(in thousands of dollars, except per share amounts)	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity

Balance, January 1, 2002	$(3,520)	$(29,083)	$180,285
Comprehensive income:
Net income	—	23,678	23,678
Other comprehensive income	566	—	566
Hedging activity attributable to development activities	(1,412)	—	(1,412)

			22,832
Total comprehensive income	—	—	2,542
Shares issued upon exercise of options
Shares issued upon conversion of Operating Partnership units	—	—	7,403
Shares issued under distribution reinvestment and share purchase plan	—	—	6,133
Shares issued under employee share purchase plans	—	—	343
Shares issued under equity incentive plan, net of retirements	—	—	(366)
Amortization of deferred compensation	—	—	2,010
Distributions paid to shareholders ($2.04 per share)	—	(33,169)	(33,169)

Balance, December 31, 2002	$(4,366)	$(38,574)	$188,013

Comprehensive income:
Net income	—	196,040	196,040
Other comprehensive income	2,360	—	2,360

Total comprehensive income			198,400
Shares issued under equity offering	—	—	185,353
Shares issued upon exercise of options, net of retirements	—	—	4,994
Shares issued upon conversion of Operating Partnership units	—	—	5,088
Shares issued under employee share purchase plans	—	—	456
Shares issued under distribution reinvestment and share purchase plan	—	—	9,591
Shares issued under equity incentive plan, net of retirements	—	—	(552)
Preferred shares issued under Crown Merger	—	—	143,303
Shares of beneficial interest issued under Crown Merger	—	—	328,305
Amortization of deferred compensation	—	—	2,327
Distributions paid to shareholders ($2.07 per share)	—	(41,644)	(41,644)

Balance, December 31, 2003	$(2,006)	$115,822	$1,023,634

Comprehensive income:
Net income	—	53,788	53,788
Other comprehensive income	185	—	185

Total comprehensive income			53,973
Shares issued upon exercise of options	—	—	3,075
Shares issued upon conversion of Operating Partnership units	—	—	1,210
Shares issued under distribution reinvestment and share purchase plan	—	—	11,007
Shares issued under employee share purchase plans	—	—	652
Shares issued under equity incentive plan, net of retirements	—	—	(1,065)
Amortization of deferred compensation	—	—	3,369
Distributions paid to common shareholders ($2.16 per share)	—	(77,776)	(77,776)
Distributions paid to preferred shareholders ($5.50 per share)	—	(13,613)	(13,613)

Balance, December 31, 2004	$(1,821)	$78,221	$1,004,466

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities:	(in thousands of dollars)
Net income	$53,788	$196,040	$23,678
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	73,678	30,408	21,220
Amortization of in-place lease assets	23,207	9,582	346
Amortization of leasing commissions	426	451	313
Amortization of deferred financing costs	1,674	2,966	1,156
Amortization of debt premium	(19,354)	(5,940)	—
Provision for doubtful accounts	6,772	2,948	837
Amortization of deferred compensation	3,369	2,327	2,010
Minority interest	6,946	23,053	2,615
Gains on sales of interests in real estate	(934)	(194,320)	(4,085)
Change in assets and liabilities:
Net change in other assets	(11,244)	(14,905)	(8,677)
Net change in other liabilities	(5,898)	10,893	2,612

Net cash provided by operating activities	132,430	63,503	42,025

Cash Flows from Investing Activities:
Investments in wholly-owned real estate acquisitions, net of cash acquired in 2003	(162,372)	(488,142)	(26,112)
Investments in wholly-owned real estate improvements	(27,112)	(12,243)	(7,306)
Investments in construction in progress	(15,226)	(13,770)	(10,043)
Investments in partnerships	(1,211)	(4,863)	(1,686)
Increase in cash escrows	(3,959)	(11,366)	(2,410)
Capitalized leasing costs	(2,763)	(111)	(247)
Investment in corporate leasehold improvements	(3,659)	(384)	—
Cash distributions from partnerships
in excess of equity in income	669	2,102	3,958
Cash proceeds from sales of interests in partnerships	4,140	10,944	—
Cash proceeds from sales of wholly-owned real estate	107,563	207,441	8,930

Net cash used in investing activities	(103,930)	(310,392)	(34,916)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(18,713)	(7,885)	(5,014)
Proceeds from mortgage notes payable	—	134,250	12,800
Repayment of mortgage notes payable	(30,000)	(42,000)	(13,039)
Repayment of construction loan payable	—	—	(4,000)
Borrowing from revolving Credit Facility	208,000	181,100	39,500
Repayment of revolving Credit Facility	(107,000)	(141,900)	(7,200)
Payment of deferred financing costs	(100)	(5,252)	(154)
Shares of beneficial interest issued	19,060	206,168	11,222
Shares of beneficial interest retired	(1,148)	(875)	(438)
Distributions paid to common shareholders	(77,776)	(41,644)	(33,169)
Distributions paid to preferred shareholders	(13,613)	—	—
Distributions paid to OP Unit holders and minority partners	(9,847)	(5,649)	(4,322)

Net cash provided by (used in) financing activities	(31,137)	276,313	(3,814)

Net change in cash and cash equivalents	(2,637)	29,424	3,295
Cash and cash equivalents, beginning of period	42,977	13,553	10,258

Cash and cash equivalents, end of period	$40,340	$42,977	$13,553

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. As of December 31, 2004, the retail properties have a total of approximately 32.2 million square feet, of which the Company and partnerships in which we own an interest own approximately 25.1 million square feet. The Company's portfolio consisted of 53 properties in 12 states and included 36 shopping malls, 13 power and strip centers and four industrial properties as of December 31, 2004. As further discussed in Note 10, the Company acquired Cumberland Mall in Vineland, New Jersey in February 2005.

     The Company's interests in its properties are held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2004, the Company held an 89.15% interest in the Operating Partnership and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

     Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the other limited partners has the right to redeem his/her interest in the Operating Partnership for cash or, at the election of the Company, the Company may acquire such interest for shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the interest in the Operating Partnership and in other cases immediately.

     The Company's management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC ("PREIT Services"), which manages properties wholly-owned by the Company, and PREIT-RUBIN, Inc. ("PRI"), which manages properties not wholly-owned by the Company, including properties owned by partnerships in which the Company owns an interest. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company's continued qualification as a real estate investment trust.

Consolidation

     The Company consolidates its accounts and the accounts of the Operating Partnership and other controlled subsidiaries and reflects the remaining interest in the Operating Partnership as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain prior period amounts have been reclassified to conform with current year presentation.

Partnership Investments

     The Company accounts for its investment in partnerships which it does not control using the equity method of accounting. These investments, which represent 40% to 50% noncontrolling ownership interests at December 31, 2004, are recorded initially at the Company's cost and subsequently adjusted for the Company's net equity in income and cash contributions and distributions.We do not control any of these equity method investees for the following reasons:

•	Except for one property that we co-manage with our partner, all of the other entities are managed on a day-to-day basis by one of our other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed property, all decisions in the ordinary course of business are made jointly.

Back to Contents

•	The managing general partner is responsible for establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.
•	All major decisions of each partnership, such as the sale, refinancing, expansion or rehabilitation of the property, require the approval of all partners.
•	Voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each partner.

Statements of Cash Flows

     The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Cash paid for interest, including interest related to discontinued operations, net of amounts capitalized, was $92.7 million, $42.6 million and $27.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, cash and cash equivalents totaling $40.3 million and $43.0 million, respectively, included tenant escrow deposits of $4.0 million and $2.7 million, respectively.

Significant Non-Cash Transactions

     In 2004, the Company issued 609,317 OP Units valued at $17.8 million in connection with the acquisition of the remaining partnership interest in New Castle Associates, owner of Cherry Hill Mall in Cherry Hill, New Jersey.

     In 2004, the Company issued 279,910 OP Units to the TRO Affiliates valued at $10.2 million in connection with the acquisition of The Rubin Organization in 1997. See Note 10 for further details about this OP Unit issuance.

     The following table summarizes the significant non-cash activities related to property acquisitions in 2003 and 2002:

	For the year ended December 31,
(in thousands of dollars)		2003			2002

	Crown Merger	Rouse Property Acquisition	Willow Grove Park Acquisition 70%		Beaver Valley Mall Acquisition

Mortgages assumed	$596,666	$276,588	$76,876	(1)	$48,153
Common shares	328,305	—	—		—
Preferred shares	143,303	—	—		—
OP units(2)	47,690	17,144	—		—
Options	690	—	—		—
Liabilities assumed, net of other assets acquired	20,852	—	—		—
Debt premium	55,141	18,488	5,152		—

(1)    Amounts represent the increase in the Company's proportionate share of the assumed mortgage debt.

(2) In 2003, the Company also issued 71,967 of OP Units valued at $2.3 million in connection with the acquisition of the IKEA parcel adjacent to Plymouth Meeting Mall, which was acquired from The Rouse Company.

Accounting Policies

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Back to Contents

     The Company’s management makes complex and/or subjective assumptions and judgments in applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:

•	events and changes in property, market and economic conditions;
•	estimated future cash flows from property operations, and;
•	the risk of loss on specific accounts or amounts.

     The estimates and assumptions made by the Company’s management in applying its critical accounting policies have not changed materially in 2004, 2003 and 2002, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in the Company recording any significant adjustments relating to prior periods. The Company will continue to monitor the key factors, but no change is currently expected.

Revenue Recognition

     The Company derives over 95% of its revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above- and below-market intangibles and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company's leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The difference between base rent and straight-line rent is a non-cash increase or decrease to rental income. The straight-line rent adjustment increased revenue by approximately $4.9 million in 2004, $2.6 million in 2003 and $0.8 million in 2002. The significant increases in 2004 and 2003 were due to property acquisitions. Amortization of above- and below-market lease intangibles decreased revenue by $0.7 million, $0.4 million and $0.1 million in 2004, 2003 and 2002, respectively, as described below under "Intangible Assets."

     Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways, either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Revenues for rents received from tenants prior to their due dates are deferred until the period to which the rents apply.

     In addition to base rents, certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Expense reimbursement payments generally are made monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company's income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. These increases/decreases are non-cash changes to rental income. As of December 31, 2004 and 2003, the Company accrued income of $5.6 million and $1.4 million, respectively, because reimbursable expense levels were greater than amounts billed. Shortly after the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.

     Lease termination fee income is recognized in the period when a termination agreement is signed and the Company is no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

     The Company's other significant source of revenues comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities are collectively referred to as "management company revenue" in the consolidated statement of income.

     No tenant represented 10% or more of the Company's rental revenue in any period presented.

Back to Contents

Capitalization of Costs

     Costs incurred related to development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred.  The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized interest of $1.5 million, $0.8 million and $0.7 million, respectively, real estate taxes of $0.2 million, $0.1 million and $0.1 million, respectively, and salaries and benefits of $1.3 million, $0.9 million and $0.7 million, respectively.

     The Company capitalizes payments made to obtain options to acquire real property.  All other related costs that are incurred before acquisition are capitalized if the acquisition of the property or of an option to acquire the property is probable.  Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired.

     The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.  The Company capitalized $2.8 million, $0.1 million, and $0.3 million of such compensation-related costs during 2004, 2003 and 2002, respectively.

Real Estate

     The Company, for financial reporting purposes, depreciates its buildings, furniture, fixtures and tenant improvements over their estimated useful lives of 3 to 50 years, using the straight-line method of depreciation. Depreciation expense on real estate assets was $72.7 million, $27.6 million and $12.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. For federal income tax purposes, the Company uses the straight-line method of depreciation and the useful lives prescribed by the Internal Revenue Code.

     Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of an asset, are capitalized and depreciated over their estimated useful lives.

     Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	30-50 years
Land Improvements	15 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Lease term

     The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments have a direct impact on the Company's net income. If the Company were to determine that a longer expected useful life was appropriate for a particular asset, it would be depreciated over more years, and, other things being equal, result in less annual depreciation expense and higher annual net income.

     Assessment of recoverability by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

     Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Real Estate Sales," provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.

Back to Contents

Intangible Assets

     The Company accounts for its property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). Pursuant to SFAS No. 141, the purchase price of a property is allocated to the property's assets based on management's estimates of their fair value. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including the Company's expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that the Company records.

     SFAS No. 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company's methodology for this allocation includes estimating an "as-if vacant" fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the "as-if vacant" fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above- and below-market value of in-place leases and (iii) customer relationship value.

     The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases, as well as the value associated with lost rental revenue during the assumed lease-up period. The value of in-place leases is amortized as real estate amortization over the estimated weighted-average remaining lease lives. The Company generally uses a weighted-average life of seven years for this purpose.

     Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimates of fair market lease rates for the comparable in-place leases, based on factors, including historical experience, recently executed transactions and specific property issues, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases, including any below-market renewal period.

     The Company allocates no value to customer relationship intangibles if the Company has pre-existing business relationships with the major retailers in the acquired property because the customer relationships associated with the acquired property provide no incremental value over the Company's existing relationships.

Back to Contents

     The following table presents the Company's intangible assets and liabilities net of accumulated amortization, as of December 31, 2004 and 2003:

	As of December 31, 2004

(in thousands of dollars)	Intangible Assets of Real Estate Held for Investment		Intangible Assets of Non-Core Properties (4)	Total

Value of in-place lease intangibles	$147,634	(1)	$5,673	$153,307
Above-market lease intangibles	12,171	(2)	65	12,236

Subtotal	159,805		5,738	165,543
Goodwill (see below)	12,045		—	12,045

Total intangible assets	$171,850		$5,738	$177,588

Below-market lease intangibles	$(11,655	) (3)	$(221)	$(11,876)

	As of December 31, 2003

	Intangible Assets of Real Estate Held for Investment		Intangible Assets of Non-Core Properties (4)	Total

Value of in-place lease intangibles	$158,631	(1)	$34,901	$193,532
Above-market lease intangibles	13,872	(2)	869	14,741

Subtotal	172,503		35,770	208,273
Goodwill (see below)	9,041		—	9,041

Total intangible assets	$181,544		$35,770	$217,314

Below-market lease intangibles	$(12,009	) (3)	$(911)	$(12,920)

(1) Includes $102.8 million and $115.5 million related to properties acquired in connection with the Crown merger, $17.3 million and $26.2 million related to properties acquired in connection with the acquisitions from The Rouse Company and $27.5 million and $16.9 million related to other acquisitions as of December 31, 2004 and 2003, respectively.

(2) Includes $6.5 million and $8.0 million related to properties acquired in connection with the Crown merger, $3.4 million and $5.0 million related to properties acquired in connection with the acquisitions from The Rouse Company and $2.2 million and $0.9 million related to other acquisitions as of December 31, 2004 and 2003, respectively.

(3) Includes $7.2 million and $7.3 million related to properties acquired in connection with the Crown merger, $2.7 million and $3.8 million related to properties acquired in connection with the acquisitions from the Rouse Company and $1.8 million and $0.9 million related to other acquisitions as of December 31, 2004 and 2003, respectively.

(4) Represents amounts recorded related to the acquisition of the Non-Core Properties (see Note 2) in connection with the Crown merger.

     Amortization expense recorded during the years ended December 31, 2004, 2003 and 2002 for the value of in-place leases totaled $23.1 million, $9.4 million and $0.2 million, respectively. The amortization of above- and below-market leases resulted in a net reduction in rental income of $0.7 million, $0.4 million and $0.1 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Back to Contents

     The Company's intangible assets will amortize in the next five years and thereafter as follows (in thousands of dollars):

For the Year Ended December 31,	In-Place Lease Intangibles(1)	Net Above/ (Below) Market Leases

2005	$26,623	$743
2006	25,111	501
2007	24,605	386
2008	24,605	467
2009	24,605	373
2010 and thereafter	22,085	(2,110)

Total	$147,634	$360

(1) In accordance with SFAS No. 144 (see below), in-place lease intangibles of properties held-for-sale are not amortized.

Long-Lived Assets

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

     The Company generally considers assets to be held-for-sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. When assets are identified by management as held-for-sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management's opinion, the net sales price of the assets that have been identified as held-for-sale is less than the net book value of the assets, the asset is written down to fair value less the cost to sell. Such held-for-sale assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.

Asset Impairment

      Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. A property's value is considered impaired only if management's estimate of the aggregate future cash flows to be generated by the property – undiscounted and without interest charges – are less than the carrying value of the property. These estimates take into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

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

Back to Contents

Discontinued Operations

     Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, a sold real estate property is considered a discontinued operation. In addition, properties classified as held-for-sale are considered discontinued operations. Properties classified as discontinued operations for 2004 and 2003 were reclassified as such in the accompanying consolidated statement of income for each of 2004, 2003 and 2002. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. Certain prior period amounts have been restated to conform with current year presentation in accordance with SFAS No. 144. Please refer to Note 2 below for a description of the properties included in discontinued operations as of December 31, 2004. Investments in partnerships are excluded from the provisions of SFAS No. 144.

Goodwill

     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No.142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company conducts an annual review of its goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. The Company's intangible assets on the accompanying consolidated balance sheets at December 31, 2004 and 2003 include $12.0 million and $9.0 million, respectively (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997. During 2003, $7.6 million of this goodwill was written off in connection with the sale of the multifamily properties.

Changes in the carrying amount of goodwill for the three years ended December 31, 2004 were as follows (in thousands):

Balance, January 1, 2002	$12,794
Additions to goodwill	3,886

Balance, December 31, 2002	16,680
Goodwill divested	(7,639)

Balance, December 31, 2003	9,041
Additions to goodwill	3,043
Goodwill divested	(40)

Balance, December 31, 2004	$12,044

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

     No provision for excise tax was made for the years ended December 31, 2004, 2003 and 2002, as no tax was due in those years.

Back to Contents

     The tax status of per share distributions paid to shareholders was composed of the following for the years ended December 31, 2004, 2003, and 2002:

	For the Year Ended December 31,

	2004	2003	2002

Ordinary income	$1.62	$1.20	$1.83
Capital gains	0.03	0.79	0.08
Return of capital	0.51	0.08	0.13

	$2.16	$2.07	$2.04

     PRI is subject to federal, state and local income taxes. The Company had no provision or benefit for income taxes in the years ended December 31, 2004, 2003 and 2002. The Company had net deferred tax assets of $4.7 million and $4.5 million as of December 31, 2004 and 2003, respectively. The deferred tax asset is primarily the result of net operating losses. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that these deferred tax assets will not be realized.

     The aggregate cost basis and depreciated basis for federal income tax purposes of the Company's investment in real estate was approximately $2,451.9 million and $1,901.6 million, respectively, at December 31, 2004 and $2,480.9 million and $1,888.5 million, respectively, at December 31, 2003.

Fair Value of Financial Instruments

     Carrying amounts reported on the balance sheet for cash, rents and other receivables, accounts payable and accrued expenses, and borrowings under the Company's Credit Facility approximate fair value due to the short-term nature of these instruments. The estimated fair value for fixed-rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to the Company for fixed-rate mortgages payable with similar terms and maturities. The Company's variable-rate debt has an estimated fair value that is approximately the same as the recorded amounts in the balance sheets.

Allowance for Doubtful Receivables

     The Company makes estimates of the collectibility of its receivables related to tenant rents including base rents, straight-line rents, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company's net income because a higher bad debt reserve results in less net income, other things being equal. In 2004, the Company increased its reserve on straight-line rentals from 5% to 15% because the consolidated straight-line rent receivable balance increased significantly after the Merger and the other 2004 and 2003 acquisitions took place, and because management determined that there was a greater risk associated with these amounts due to various property and industry factors.

Debt Premiums

     Debt assumed in connection with property acquisitions is marked to market at the acquisition date and the premium is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease in interest expense.

Back to Contents

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

     The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments or vice versa over the life of the agreements without exchange of the underlying principal amount.

Operating Partnership Unit Conversions

     Shares issued upon conversion of units of limited partnership interest in the Company's operating partnership (“OP Units”) are recorded at the book value of the OP Units.

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

     In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123" amended Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 148") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. See below for a discussion regarding recent revisions to SFAS No. 123.

Back to Contents

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

	For the Year ended December 31,

(in thousands of dollars, except per share amounts)	2004	2003	2002

Net income available to common shareholders	$40,175	$194,507	$23,678
Deduct: Dividends on unvested restricted shares	(733)	—	—
Add: Stock-based employee compensation expense included in reported net income	2,954	2,487	2,008
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,115)	(2,629)	(2,145)

Proforma net income available to common shareholders	$39,281	$194,365	$23,541

Earnings per share:
Basic – as reported	$1.11	$9.54	$1.47

Basic – pro forma	$1.10	$9.53	$1.46

Diluted – as reported	$1.10	$9.36	$1.44

Diluted – pro forma	$1.09	$9.35	$1.44

Earnings Per Share

     The difference between basic weighted-average shares outstanding and diluted weighted-average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options and warrants whose exercise price was less than the average market price of our stock during these periods.

Recent Accounting Pronouncements

     SFAS No. 153

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets” (“SFAS No. 153”). This Statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” which established the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges for nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe SFAS No. 153 will have a material effect on its future results of operations.

     SFAS No.123 (R)

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 . SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of SFAS No. 123(R), but does not expect the impact of adopting SFAS No. 123 (R) to be material to its financial statements because it adopted SFAS No.123 effective January 1, 2003.

Back to Contents

FIN 46

     In January 2003, the FASB issued Interpretation No. 46, ("FIN 46") (revised December 2003 ("FIN 46R")), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and, accordingly, should consolidate the entity. FIN 46R replaces FIN 46. FIN 46R is applicable immediately to a variable interest entity created after January 31, 2003 and, as of March 31, 2004, to those variable interest entities created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Company has not created any variable interest entities after January 31, 2003. The Company adopted this standard as of January 1, 2004 and has analyzed the applicability of this interpretation to its entities created before February 1, 2003. Management believes that none of the Company's partnerships are variable interest entities. The Company reached this determination because each entity’s equity at risk was sufficient to allow it to finance its activities without additional subordinated financial support. All of the operating properties were financed with third-party non-recourse loans which were comparable to loans generally available to finance similar properties. In addition, the equity holders in each entity participate significantly in the entity’s profits and losses. Neither the Company nor any of the other investors have provided any form of subordinated financial support to these entities in the form of loan guarantees or otherwise.

2. REAL ESTATE ACTIVITIES

     Investments in real estate as of December 31, 2004 and 2003 are comprised of the following:

	As of December 31,

(in thousands of dollars)	2004	2003

Buildings, improvements, and construction in progress	$2,137,687	$1,882,735
Land, including land held for development	395,889	409,470

Total investments in real estate	2,533,576	2,292,205
Accumulated depreciation	(150,885)	(78,416)

Net investments in real estate	$2,382,691	$2,213,789

2004 Acquisitions

     In December 2004, the Company acquired Orlando Fashion Square in Orlando, Florida with 1.1 million square feet for approximately $123.5 million in cash, including closing costs. The transaction was financed using the Company’s Credit Facility. Of the purchase price amount, $14.7 million was allocated to value of in-place leases and $0.7 million was allocated to above-market leases.

     In May 2004, the Company acquired The Gallery at Market East II in Philadelphia, Pennsylvania with 334,400 square feet for $32.4 million in cash, including closing costs. The purchase price was funded from the Company’s Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases. This property is adjacent to The Gallery at Market East I. When combined with The Gallery at Market East I (acquired by the Company in 2003), the Company owns 528,000 square feet of the total 1.1 million square feet in The Gallery at Market East.

     In May 2004, the Company exercised its option to acquire the remaining ownership interest in New Castle Associates. See “Additional 2003 Acquisitions” for further discussion.

     In March 2004, the Company acquired a 25 acre parcel of land in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel, which is zoned for commercial development, is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

Back to Contents

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

     The value of shares of beneficial interest, preferred shares, OP Units, options and warrants issued in connection with the merger with Crown was determined based on the closing market value of the related securities on May 13, 2003, the date on which the financial terms of the merger with Crown were substantially complete.

     The following table summarizes the assets acquired, liabilities assumed and funding sources associated with the Crown merger. These amounts were recorded at the estimated fair value as determined by management, based on information available and on assumptions of future performance. This allocation of purchase price, as well as the purchase price allocations made in connection with the Company's other acquisitions, was subject to revisions, in accordance with GAAP, during the twelve-month period following the closings of the respective acquisitions. During 2004, the Company finalized its purchase price allocation for the Crown properties and reallocated $26.7 million of the purchase price that was originally allocated to the Non-Core Properties. This amount was reallocated among the 20 properties acquired in the Merger that are classified in continuing operations. The Company also recorded additional basis in the properties acquired in the Merger of $3.2 million, primarily relating to additional professional fees incurred in connection with the Merger. These amounts were allocated to the properties in continuing operations on a pro rata basis based on the relative fair value of each property. The final allocation of the purchase price is as follows:

(in thousands of dollars)
Land	$199,279
Building	936,624
Other fixed assets	86,076
In-place leases	154,915
Above-market leases	8,935

Total assets acquired	$1,385,829

Below-market leases	$9,369
Mortgages (1)	606,500
Mortgage debt premium	55,141
Other net liabilities	3,430

Total liabilities assumed	$674,440

Common shares	$328,305
Preferred shares	143,303
Operating partnership units	47,690
Line of credit borrowings	154,874
Cash	37,217

Total funding sources	$711,389

(1)	Amount includes $596.7 million related to Crown's mortgage debt, net of repayment of $7.5 million on one mortgage. Also includes $9.8 million related to the acquisition of the remaining 50% interest in Palmer Park Mall.

Back to Contents

     As a result of the merger with Crown, in 2004 and 2003, the Company incurred substantial integration and transition expenses as follows:

(in thousands of dollars)	Year ended December 31,
	2004	2003

Incentive compensation	$478	$4,261
Consulting fees	—	1,662
Professional fees	331	310
Travel/meeting costs	139	187
Office expense	982	—

Total	$1,930	$6,420

     Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets (excluding a portion of its interest in two partnerships) and substantially all of its liabilities to the Company’s Operating Partnership in exchange for 1,703,214 OP Units. The interest in the two partnerships retained by CAP is subject to a put-call arrangement involving 341,297 additional OP Units (see Note 11 under "Other").

Additional 2003 Acquisitions

     The Company entered into a partnership with Pennsylvania State Employee Retirement System ("PaSERS") in February 2000 to acquire Willow Grove Park, a retail mall in Willow Grove, Pennsylvania. The Company's interest was 0.01% at the time it entered the partnership that owns the property. Effective November 2001, the Company increased its ownership in the partnership that owns the property to 30%. In September 2003, the Company acquired the remaining 70% limited partnership interest from PaSERS. The purchase price of the 70% partnership interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company's August 2003 equity offering. As of the date of the acquisition of the 70% interest, the partnership had $109.7 million in debt ($76.9 million of which is attributable to the acquisition of the remaining 70% interest), with an interest rate of 8.39% maturing in March 2006.

     Also in September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash paid to IKEA for the building from the Company's August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

     In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East I and Exton Square Mall from affiliated entities of The Rouse Company ("Rouse") and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse, all of which are located in the Greater Philadelphia area. In June 2003, the Company also acquired the ground lessor's interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association ("TIAA"). In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates' interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions to New Castle Associates, increased its ownership interest to approximately 73%. In May 2004, the Company exercised its option to acquire the remaining ownership interest in New Castle Associates in exchange for an aggregate of 609,317 additional OP Units. As a result, the Company now owns 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company was entitled to a

Back to Contents

cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates. The aggregate purchase price for the Company's acquisition of the five malls from Rouse, for TIAA's ground lease interest in Plymouth Meeting Mall and for New Castle Associates (including the additional purchase price paid upon exercise of the Company's option to acquire the remaining interests in New Castle Associates) was $549 million, including approximately $237 million in cash, the assumption of $277 million in non-recourse mortgage debt and the issuance of approximately $35 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued or to be issued to them, other than those redeemed for cash following the closing.

     Pan American Associates, the former sole general partner and a former limited partner of New Castle Associates, is controlled by Ronald Rubin, a trustee and the chairman and chief executive officer of the Company, and George Rubin, a trustee and a vice chairman of the Company. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partner interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partner interest in New Castle Associates.

     In connection with the April 2003 sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2.0 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received in April 2003 by PRI prior to the Company's acquisition of its ownership interest in New Castle Associates.

     PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provided for a fee of 5.25% of all rents and other revenues received by New Castle Associates from Cherry Hill Mall. The Company ceased recording charges under this agreement upon its purchase of the remaining interest in New Castle Associates.

     2002 Acquisitions

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

Pro Forma Information

     Pro forma revenues, net income, basic net income per share and diluted net income per share for the twelve month periods ended December 31, 2003 and 2002, reflecting the purchases of the Crown properties, the Rouse properties, the remaining interest in Willow Grove, and Beaver Valley Mall, described above, as if the purchases took place on January 1, 2002, are presented below. The pro forma impact of the 2004 acquisitions is not reflected because the 2004 acquisitions were not material to the Company’s results of operations. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2002, nor does the pro forma information purport to represent the results of operations for future periods.

Back to Contents

(in thousands of dollars, except per share amounts)	For the Year Ended December 31,
	2003	2002

Revenues	$393,708	$377,541

Net income available to
common shareholders	$202,070	$52,075

Basic net income per share	$6.56	$1.88

Diluted net income per share	$6.45	$1.86

     The acquisitions were accounted for by the purchase method of accounting. The properties' results of operations have been included from their respective purchase dates.

Dispositions

          Six of the properties acquired in connection with the Merger were considered to be non-strategic and were designated as held-for-sale (the "Non-Core Properties"). The Non-Core Properties were: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania, and West Manchester Mall in York, Pennsylvania. In September 2004, the Company sold five of the Non-Core Properties for a sale price of $110.7 million. The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. West Manchester Mall and Martinsburg Mall had served as part of the collateral pool that secures a mortgage with GE Capital Corporation. In connection with the closing, these properties were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The Company used the proceeds from this sale primarily to pay down amounts outstanding under the Company’s Credit Facility. The Company did not record a gain or loss on this sale. The sixth Non-Core Property, Schuylkill Mall, remains designated as held for sale.

     In August 2004, the Company sold its 60% non-controlling ownership interest in Rio Grande Mall, a 166,000 square foot strip center in Rio Grande, New Jersey, to Freeco Development LLC, an affiliate of its partner in this property, for net proceeds of $4.1 million. The Company recorded a gain of approximately $1.5 million in the third quarter of 2004 from this transaction.

     In the second and third quarters of 2003, the Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% partnership interest. The Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for a total sale price of $392.1 million (approximately $185.3 million of which consisted of assumed indebtedness). The sales of the Company's wholly-owned multifamily properties resulted in a gain of $178.1 million. In the second quarter of 2004, the Company recorded a $0.6 million reduction to the gain on the sale of the portfolio in connection with the settlement of claims made against the Company by the purchaser of the properties. The results of operations of these wholly-owned properties and the resulting gains on sale are presented as discontinued operations in the accompanying consolidated statements of income for all periods presented.

     The Company sold its 50% partnership interest in four multifamily properties to its respective partners. Cambridge Hall Apartments in West Chester, Pennsylvania was sold in May 2003 for $6.7 million, including $2.5 million in assumed indebtedness. A gain of $4.4 million was recorded on the sale. Countrywood Apartments in Tampa, Florida was sold in May 2003 for $9.1 million, including $7.3 million in assumed indebtedness. A gain of $4.5 million was recorded on the sale. Fox Run Apartments in Warminster, Pennsylvania was sold in September 2003 for $5.0 million, including $2.7 million in assumed indebtedness. A gain of $3.9 million was recorded on the sale. Will-O-Hill Apartments in Reading, Pennsylvania was sold in September 2003 for $3.6 million, including $0.8 million in assumed indebtedness. A gain of $2.2 million was recorded on the sale. The results of operations of these equity method investments and the resultant gains on sales are presented in continuing operations for all periods presented.

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

Discontinued Operations

     In accordance with SFAS No. 144, the Company has presented as discontinued operations the operating results of (i) its wholly-owned multifamily portfolio, (ii) the Non-Core Properties and (iii) Mandarin Corners.

     The following table summarizes revenue and expense information for the wholly-owned multifamily portfolio, the Non-Core Properties and Mandarin Corners:

(in thousands of dollars)	For the Year Ended December 31,

	2004	2003	2002

Real estate revenues	$22,891	$28,891	$52,263
Expenses
Property operating expenses	(13,479)	(13,342)	(21,472)
Depreciation and amortization	—	(2,309)	(8,727)
Interest expense	(2,921)	(5,659)	(13,001)

Total expenses	(16,400)	(21,310)	(43,200)

Income from discontinued operations	6,491	7,581	9,063

Gains (adjustment to gains) on sales of real estate	(550)	178,121	4,085
Minority Interest	(640)	(18,857)	(1,308)

Income from discontinued operations	$5,301	$166,845	$11,840

Development and Redevelopment Activities

     As of December 31, 2004, the Company has capitalized $14.0 million for proposed development and redevelopment activities. Of this amount, $12.5 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnerships. Non-refundable deposits on land purchase contracts were $1.2 million at December 31, 2004.

Back to Contents

3. INVESTMENTS IN PARTNERSHIPS

     The following table presents summarized financial information of the equity investments in the Company's unconsolidated partnerships as of December 31, 2004 and 2003:

(in thousands of dollars)	As of December 31,
	2004	2003

Assets
Investments in real estate, at cost:
Retail properties	$247,161	$252,789
Development	1,506	1,506

Total investments in real estate	248,667	254,295
Less: Accumulated depreciation	(68,670)	(63,647)

	179,997	190,648
Cash and cash equivalents	8,170	5,616
Deferred costs, prepaid real estate taxes and other assets, net	28,181	29,151

Total Assets	216,348	225,415

Liabilities and partners' equity
Mortgage notes payable	219,575	223,763
Other liabilities	11,072	11,414

Total liabilities	230,647	235,177

Net equity (deficit)	(14,299)	(9,762)
Less: Other partners' share	(7,310)	(5,461)

Company's share	(6,989)	(4,301)
Excess investment (1)	11,912	9,316
Advances	8,563	8,094

	$13,486	$13,109

Investment in partnerships at equity	$27,244	$29,166
Partnership investments with deficit balances (2)	(13,758)	(16,057)

	$13,486	$13,109

(1)	Represents the unamortized difference of the Company's investment over the Company's share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in equity in income of partnerships.

(2)	Represents partnerships that have made cash distributions that are, in the aggregate, greater then the aggregate of the Company’s contributions to the partnership and the Company’s cumulative equity in income of the partnership.

Back to Contents

     Mortgage notes payable, which are secured by seven of the partnership properties, are due in installments over various terms extending to the year 2013 with interest rates ranging from 6.00% to 8.02% and a weighted-average interest rate of 7.47% at December 31, 2004. The liability under each mortgage note is limited to the partnership that owns the particular property. The Company's proportionate share, based on its respective partnership interest, of principal payments due in the next five years and thereafter is as follows.

(in thousands of dollars)	Company's Proportionate Share

Year Ended December 31,	Principal Amortization	Balloon Payments	Total	Property Total

2005	$2,277	$—	$2,277	$4,611
2006	2,330	21,751	24,081	48,220
2007	1,853	—	1,853	3,768
2008	1,968	6,129	8,097	16,259
2009	1,688	12,425	14,113	28,299
2010 and thereafter	3,409	53,683	57,092	118,418

	$13,525	$93,988	$107,513	$219,575

     The following table summarizes the Company's share of equity in income of partnerships for the years ended December 31, 2004, 2003 and 2002.

(in thousands of dollars)	For the Year Ended December 31,

	2004	2003	2002

Gross revenues from real estate	$57,986	$82,018	$97,903

Expenses:
Property operating expenses	(17,947)	(28,008)	(33,868)
Interest expense	(16,923)	(25,633)	(31,417)
Depreciation and amortization	(11,001)	(13,676)	(17,434)

Total expenses	(45,871)	(67,317)	(82,719)

Net income	12,115	14,701	15,184
Less: Other partners' shares	(6,131)	(7,359)	(7,684)

Company's share	5,984	7,342	7,500
Amortization of excess investment	(378)	(111)	(51)

Company's share of equity in income of partnerships	$5,606	$7,231	$7,449

     The Company’s equity in income of partnerships for the year ended December 31, 2004 includes $1.1 million relating to a cumulative depreciation adjustment for an operating property that was made by the Company’s partner (the property’s manager) to reflect depreciation expense appropriately after a previous depreciation expense understatement of $0.3 million in each of the years ended December 31, 2004, 2003 and 2002, and $0.2 million in 2001.

Back to Contents

     The Company has a 50% partnership interest in Lehigh Valley Associates, owner of Lehigh Valley Mall, that is included in the amounts above. Summarized financial information as of December 31, 2004, 2003 and 2002 for this property, which is accounted for by the equity method, is as follows.

(in thousands of dollars)	For the Year Ended December 31,

	2004	2003	2002

Total assets	$23,001	$18,130	$18,882
Mortgages payable	$46,091	$47,353	$48,520
Revenues	$21,678	$21,030	$18,180
Property operating expenses	$7,738	$8,002	$6,225
Interest expense	$3,780	$3,783	$3,868
Net income	$9,011	$7,924	$7,287
Company's share of equity in income of partnership	$4,505	$3,962	$3,644

4. MORTGAGE NOTES, BANK AND CONSTRUCTION LOANS PAYABLE

Mortgage Notes Payable

     Mortgage notes payable, which are secured by 29 of the Company's wholly-owned properties, including one property classified as held-for-sale, are due in installments over various terms extending to the year 2013 with interest at rates ranging from 4.95% to 10.60% and a weighted average interest rate of 7.28% at December 31, 2004. Principal payments are due as follows.

(in thousands of dollars)	Principal Amortization (1)	Balloon Payments (1)	Total
For the Year Ended December 31,

2005	$18,442	$140,886	$159,328
2006	16,774	107,308	124,082
2007	16,458	57,769	74,227
2008	14,112	505,564	519,676
2009	4,394	49,955	54,349
2010 and thereafter	12,851	200,566	213,417

	$83,031	$1,062,048	1,145,079

Debt Premium			56,135

			$1,201,214

(1)	The Company has one property, Schuylkill Mall, classified as held-for-sale. In December 2004, the Company completed a modification of the mortgage on Schuylkill Mall in Frackville, Pennsylvania. The modification limits the monthly payments to interest plus the excess cash flow from the property after management fees, leasing commissions, and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. All other terms of the loan, including the interest rate of 7.25%, remained unchanged. Due to the modification, the timing of future principal payment amounts cannot be determined. The mortgage expires in December 2008, and had a balance of $17.4 million at December 31, 2004.

     The fair value of the mortgage notes payable was approximately $1,225 million at December 31, 2004 based on year-end interest rates and market conditions.

Back to Contents

Mortgage Financing Activity

     As noted above, in December 2004, the Company completed a modification of the mortgage on Schuylkill Mall in Frackville, PA.

      In November 2004, the Company used the Credit Facility to repay the $30 million mortgage on Wiregrass Commons Mall.

     In June 2003, the Company refinanced its mortgage note payable secured by Moorestown Mall, in Moorestown, New Jersey. The $64.3 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the borrowings secured by the mortgage were used to repay the previously existing mortgage note secured by Moorestown Mall and to fund a portion of the purchase price for Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Echelon Mall in Voorhees, New Jersey.

     In May 2003, the Company entered into a mortgage note payable secured by Dartmouth Mall, in Dartmouth, Massachusetts. The $70.0 million mortgage has a 10-year term and bears interest at the fixed rate of 4.95% per annum. The proceeds from the borrowings secured by the mortgage were used to fund a portion of the purchase price for Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Echelon Mall in Voorhees, New Jersey.

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

Credit Facility

     In November 2003, the Company completed the replacement of its $200 million secured line of credit with a $500 million unsecured revolving line of credit (the "Credit Facility"), with an option to increase the Credit Facility to $650 million under prescribed conditions. As further described in Note 14, the Credit Facility was amended in February 2005. Through December 31, 2004, the Credit Facility bore interest at a rate between 1.5% and 2.5% per annum over LIBOR based on the Company's leverage. The availability of funds under the Credit Facility is subject to the Company's compliance with financial and other covenants and agreements, some of which are described below.

     As of December 31, 2004 and 2003, $271.0 million and $170.0 million, respectively, were outstanding on the Credit Facility. The Company had pledged $8.1 million under the Credit Facility as collateral for six letters of credit, and the unused portion of the Credit Facility available to the Company was $220.9 million as of December 31, 2004. The weighted average interest rate based on amounts borrowed on the Company's credit facilities was 4.24%, 5.48% and 4.21% for the years ended December 31, 2004, 2003 and 2002, respectively. The interest rate at December 31, 2004 was 4.14%.

     The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph shall have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary, not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties defined as development properties or major redevelopment properties

Back to Contents

not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of December 31, 2004, the Company was in compliance with all of these debt covenants.

Crown Merger

     In connection with the Merger, the Company also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not prepaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate, as defined therein, plus 3.0% per annum. PREIT also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum. The Company also repaid all $154.9 million of outstanding indebtness under a Crown credit facility with borrowings under the Credit Facility.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      As of December 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and does not currently have any derivatives that are not designated as hedges.

     During 2003, derivatives were used to hedge the variable cash flows associated with the Company's former credit facility that expired in the fourth quarter of 2003.

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

     For the Company's cash flow hedges, the fair value is recognized temporarily as a component of equity and subsequently recognized in earnings when the hedged transaction affects earnings as interest expense or depreciation expense over the life of the constructed asset for hedged borrowings associated with development activities. The balance of $1.8 million in accumulated other comprehensive loss at December 31, 2004 is attributable to financing of development activities.

6. PREFERRED STOCK

     In connection with the Merger, the Company issued 2,475,000 11% non-convertible senior preferred shares to the former holders of Crown preferred shares. The issuance was recorded at $57.90 per preferred share, the fair value of a preferred share based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. The preferred shares are not redeemable by the Company until July 31, 2007. On or after July 31, 2007, the Company, at its option, may redeem the preferred shares for cash at the redemption price per share set forth below (in thousands of dollars, except per share amounts):

Redemption Period	Redemption Price Per Share	Total Redemption Value

July 31, 2007 through July 30, 2009	$52.50	$129,938
July 31, 2009 through July 30, 2010	$51.50	$127,463
On or after July 31, 2010	$50.00	$123,750

     As of December 31, 2003, there was $1.5 million in accumulated but unpaid dividends relating to the preferred shares. This amount was deducted from net income to determine net income available to common shareholders. This amount was not deducted from retained earnings as of December 31, 2003 because the dividend on the preferred shares was not yet declared at that time.

7. BENEFIT PLANS

     The Company maintains a 401(k) Plan (the "Plan") in which substantially all of its employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a specified percentage of the employees' contributions. The Company's and its employees' contributions are fully vested, as defined in the Plan agreement. The Company's contributions to the Plan for the years ended December 31, 2004, 2003 and 2002 were $1.0 million, $0.7 million, and $0.6 million, respectively.

     The Company also maintains Supplemental Retirement Plans (the "Supplemental Plans") covering certain senior management employees. Expenses recorded by the Company under the provisions of the Supplemental Plans were $0.8 million, $0.5 million, and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Back to Contents

     The Company also maintains share purchase plans through which the Company's employees may purchase shares of beneficial interest at a 15% discount to the fair market value. In the years ended December 31, 2004, 2003, and 2002, 17,000, 14,000 and 17,000 shares, respectively, were purchased for total consideration of $0.5 million, $0.3 million and $0.3 million, respectively.

8. STOCK-BASED COMPENSATION

     The Company's 2003 Equity Incentive Plan provides for the granting of, among other things, restricted share awards and options to purchase shares of beneficial interest to key employees and nonemployee trustees of the Company. An additional four plans formerly provided for awards of restricted shares and options, under which options remain exercisable and some restricted shares remain outstanding and subject to restrictions. The Company has two additional plans that provide for grants to its nonemployee trustees, one with respect to options and one with respect to restricted shares. The following table presents the number of shares authorized and the number of shares that remained available for future awards under each of these seven plans as of December 31, 2004:

	2003 Equity Incentive Plan		Restricted 1999 Equity Incentive Plan		Share Plan For Nonemployee Trustees		1997 Stock Option Plan	1993 Stock Option Plan	1990 Employees Plan	1990 Nonemployee Trustee Plan

Authorized Shares	2,500,000		400,000		50,000		455,000	100,000	400,000	100,000
Available for grant at December 31, 2004	2,121,287	(1)	—	(1)	32,000	(1)	—	—	—	—

(1)	In the years ended December 31, 2004, 2003 and 2002, respectively, 223,214, 120,776 and 136,427 restricted share awards were issued to certain employees as incentive compensation. The restricted shares were awarded at their fair value, which ranged from $30.96 to $37.36 per share in 2004, $25.44 to $30.05 per share in 2003 and $23.12 to $25.55 per share in 2002, for a total value of $8.0 million in 2004, $3.0 million in 2003 and $3.2 million in 2002. Restricted shares vest ratably over periods of two to five years. The Company recorded compensation expense of $3.1 million in 2004, $2.3 million in 2003 and $2.0 million in 2002 related to these restricted share awards.

     Options are granted at the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than 10 years from the grant date. Changes in options outstanding from January 1, 2002 through December 31, 2004 were as follows:

	Weighted Average Exercise Price	2003 Equity Incentive Plan	Restricted 1999 Equity Incentive Plan	1997 Stock Option Plan	1993 Stock Option Plan	1990 Employees Plan	1990 Nonemployee Trustee Plan

Options outstanding at
January 1, 2002	$22.64	—	100,000	360,000	100,000	244,250	53,375
Options granted	$—	—	—	—	—	—	—
Options exercised	$20.37	—	—	—	—	(95,515)	(1,000)

Options outstanding at
December 31, 2002	$23.24	—	100,000	360,000	100,000	148,735	52,375
Options granted	$18.80	161,851	—	—	—	—	15,000
Options exercised	$24.00	(19,198)	—	(100,740)	(100,000)	(60,345)	(2,000)
Options forfeited	$25.38	—	—	—	—	—	(3,000)

Options outstanding at
December 31, 2003	$21.69	142,653	100,000	259,260	—	88,390	62,375
Options granted	$34.55	5,000	—	—	—	—	—
Options exercised	$18.00	(128,161)	—	—	—	(47,285)	(10,500)
Options forfeited	$19.98	(2,723)	—	—	—	—	—

Options outstanding at
December 31, 2004	$23.33	16,769	100,000	259,260	—	41,105	51,875

Back to Contents

     At December 31, 2004, options to purchase 449,634 shares of beneficial interest with an aggregate exercise price of $10.3 million (average of $22.98 per share) were exercisable.

     Outstanding options to purchase 469,009 shares (including unexercisable options) as of December 31, 2004 have a weighted average remaining contractual life of 3.75 years, a weighted average exercise price of $23.33 per share and an aggregate exercise price of $10.9 million.

     The following table summarizes information relating to all options outstanding at December 31, 2004.

	Options Outstanding at December 31, 2004		Options Exercisable at December 31, 2004

Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)

$13.00-$14.99	1,934	$14.46	1,934	$14.46	5.61
$15.00-$16.99	2,957	$15.42	2,957	$15.42	5.40
$17.00-$18.99	110,375	$17.78	110,375	$17.78	5.69
$19.00-$20.99	19,500	$20.33	19,500	$20.33	1.43
$21.00-$22.99	43,543	$22.33	40,418	$22.37	3.31
$23.00-$24.99	7,500	$24.51	7,500	$24.51	2.50
$25.00-$26.99	263,200	$25.41	263,200	$25.41	2.81
$27.00-$28.99	—	—	—	—	—
$29.00-$30.99	5,000	$28.74	1,250	$28.74	8.43
$31.00-$33.99	—	—	—	—	—
$34.00-$35.99	15,000	$34.83	2,500	$34.83	8.95

     The fair value of each option granted in 2004 and 2003 (no options were granted in 2002) was estimated on the grant date using the Black-Scholes option pricing model and on the assumptions presented below:

	Options Issued to Trustees Year Ended December 31, 2004	Crown Employee Options Converted to PREIT Options Year Ended December 31, 2003	Options Issued to Trustees Year Ended December 31, 2003

Weighted-average fair value	$6.37	$5.17	$2.90
Expected life in years	10	3.62	10
Risk-free interest rate	4.60%	4.25%	4.25%
Volatility	17.53%	20.34%	20.34%
Dividend Yield	6.25%	7.03%	6.86%

9. LEASES

As Lessor

     The Company's retail and industrial properties are leased to tenants under operating leases with various expiration dates ranging through 2081.

Back to Contents

     Future minimum rentals under noncancelable operating leases with terms greater than one year are as follows.

(in thousands of dollars)
Year Ended December 31,
2005	$222,200
2006	198,162
2007	173,954
2008	150,886
2009	128,102
2010 and thereafter	392,417

$1,265,721

     The total future minimum rentals as presented do not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rents.

As Lessee

     Assets under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. The Company also has operating leases for various computer, office and mall equipment. The Company is also the lessee under third-party ground leases for portions of the land at eight of its properties (Crossroads Mall, Echelon Mall, Exton Square Mall, The Gallery at Market East I and II, Magnolia Mall, Plymouth Meeting Mall, Uniontown Mall and Wiregrass Commons Mall). Total amounts expensed relating to leases were $5.3 million, $1.9 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum future lease payments due in each of the next five years and thereafter are as follows.

(in thousands of dollars)
Year Ended December 31,	Capital Leases	Operating Leases	Ground Leases

2005	$439	$2,576	$1,282
2006	293	2,044	1,282
2007	261	1,845	1,282
2008	181	1,575	1,282
2009	181	1,558	1,351
2010 and thereafter	—	6,664	40,818
Less: amount representing interest	(198)	—	—

	$1,157	$16,262	$47,297

          Assets recorded under capital leases in our consolidated balance sheet are as follows.

(in thousands of dollars)	As of December 31,
	2004	2003

Furniture, fixtures and equipment	$2,051	$1,629
Building improvements	1,676	1,509
Less: accumulated depreciation	(1,772)	(82)

Net assets under capital leases	$1,955	$3,056

Back to Contents

10. RELATED PARTY TRANSACTIONS

General

     PRI provides management, leasing and development services for 13 properties owned by partnerships in which certain officers and trustees of the Company and PRI have indirect ownership interests. Total revenues earned by PRI for such services were $2.0 million, $4.2 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The 2003 amount includes the $2.0 million brokerage fee received in connection with the sale of Christiana Mall (see Note 2). As of December 31, 2004 and 2003, $0.2 million and $0.1 million, respectively, were due from these affiliates. Of these amounts, approximately $0.1 million was collected subsequent to December 31, 2004. PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

     The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers and trustees of the Company have an interest. Total rent expense under this lease was $1.4 million, $0.9 million and $1.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families, own approximately a 50% interest in the Landlord.

     On September 22, 2004, the Company entered into a Second Amendment, effective June 1, 2004, to the Office Lease (as amended, the “Office Lease”) with the Landlord. Among other things, the amendment extends the Company’s rentable space under the Office Lease to a total of approximately 68,100 square feet, which includes approximately 42,700 square feet the Company had previously leased from the Landlord, approximately 15,400 square feet the Company had previously subleased from another tenant, and approximately 10,000 square feet of new space. The term of the Office Lease is 10 years, commencing November 1, 2004. The Company has the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the Office Lease. In addition, the Company has the right on one occasion at any time during the seventh lease year to terminate the Office Lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent is $1.4 million per year during the first five years of the Office Lease and $1.5 million per year during the second five years.

     The Company uses an airplane in which Ronald Rubin owns a fractional interest. We paid $0.1 million in each of the years ended December 31, 2004, 2003 and 2002 for flight time used by employees on Company-related business.

      As of December 31, 2004, 12 officers of the Company had employment agreements with terms of up to three years that renew automatically for additional one-year terms and provided for aggregate base compensation for the year ended December 31, 2004 of $3.7 million, subject to increases as approved by the Company's compensation committee in future years, as well as additional incentive compensation.

Acquisition of The Rubin Organization

     The Company's 1997 acquisition of The Rubin Organization entitled the former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company’s other executive officers, the “TRO Affiliates”) to receive up to 800,000 additional OP Units based on the Company's funds from operations for the five-year period beginning September 30, 1997. All 665,000 OP Units attributable to the period beginning September 30, 1997 and ending December 31, 2001 were issued to the TRO Affiliates. The determination regarding the remaining 135,000 OP Units attributable to the period from January 1, 2002 through September 30, 2002 was deferred until March 2004. In March 2004, a special committee of disinterested members of the Company's board of trustees (the “Special TRO Committee”) determined that 76,622 of these 135,000 OP Units should be issued. Because the issuance of these OP Units was deferred until March 2004, the Company also paid to the TRO Affiliates $0.3 million in cash in respect of distributions that would have been paid on the OP Units, plus interest. The fair market value of the OP Units and the portion of the cash payment that represented distributions were recorded as a $3.0 million increase to goodwill. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense.

Back to Contents

     The TRO Affiliates also were eligible to receive additional OP Units in respect of the Company's payment for certain development and predevelopment properties acquired as part of the Company's acquisition of The Rubin Organization. In December 2003, in exchange for the remaining 11% interest in a parcel related to Northeast Tower Center (one of the development properties), Ronald Rubin received 4,552 OP Units and George F. Rubin received 1,738 OP Units. The fair market value of the OP Units was recorded as a $0.1 million increase to investment in real estate. In March 2004, the Special TRO Committee determined that 37,549 OP Units should be issued to the TRO Affiliates in respect of the development properties. Because the issuance of these OP Units was deferred until March 2004, the Company also paid to the TRO Affiliates $0.4 million in cash in respect of distributions that would have been paid on the OP Units from the completion date of the applicable property through March 25, 2004, plus interest. The fair market value of the OP Units and the portion of the cash payment that represented distributions were recorded as a $1.7 million increase to investment in real estate. The portion of the cash payment that represented interest of $0.1 million was recorded as interest expense. Also, in March 2004, the Special TRO Committee determined that 165,739 OP Units were issuable to the TRO Affiliates in respect of the predevelopment properties. Because the issuance of these OP Units was deferred until March 2004, the Company also paid to the TRO Affiliates $1.6 million in cash in respect of distributions that would have been paid on the OP Units from the completion date of the applicable development of the property through March 25, 2004, plus interest. The fair market value of the OP Units and the portion of the cash payment that represented distributions were recorded as a $4.6 million increase to investment in real estate and a $2.9 million increase to investment in partnerships. The portion of the cash payment that represented interest of $0.2 million was recorded as interest expense.

     In connection with the Special TRO Committee's determinations to issue the OP Units and make the cash payments in March 2004 as described above, the following former TRO Affiliates who are officers of the Company received the following consideration: (1) Ronald Rubin received 104,282 OP Units and $819,561 in cash; (2) George F. Rubin received 46,336 OP Units and $362,535 in cash; (3) Joseph F. Coradino received 19,133 OP Units and $150,105 in cash; (4) Edward A. Glickman received 11,272 OP Units and $87,792 in cash; (5) Douglas S. Grayson received 5,529 OP Units and $42,920 in cash; and (6) David J. Bryant received 1,277 OP Units and $59,772 in cash ($50,000 of which was allocated to Mr. Bryant by the TRO Affiliates for his services on behalf of the TRO Affiliates in connection with the determination of the final payments). The TRO Affiliates have agreed in writing that they are not entitled to any additional consideration in respect of the Company's acquisition of The Rubin Organization.

New Castle Associates

          Ronald Rubin and George Rubin, through their ownership interest in New Castle Associates, also were parties to the Rouse transaction described in "Note 2. Real Estate Acquisitions – Acquisitions, Dispositions and Development Activities – Additional 2003 Acquisitions." Ronald Rubin and George Rubin are also entitled to certain tax protection related to the New Castle Associates transaction. The transaction with New Castle Associates was approved by a special committee of independent members of the Company's board of trustees.

Acquisition of Cumberland Mall

     In February 2005, the Company acquired Cumberland Mall in Vineland, New Jersey. The total purchase price was approximately $59.5 million, which included approximately $47.7 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price included approximately $11.0 million in OP Units, which were valued based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. In a related transaction, the Company acquired a vacant 1.7 acre land parcel adjacent to Cumberland Mall for approximately $0.9 million in cash, which the Company has included in the aggregate $59.5 million purchase price.

     PRI has managed and leased Cumberland Mall since 1997. Ronald Rubin and George Rubin controlled and had substantial ownership interests in Cumberland Mall Associates (a New Jersey limited partnership that owns Cumberland Mall) and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees evaluated the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee received by PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

     The Company has agreed to provide tax protection related to its acquisition of Cumberland Mall Associates to the prior owners of Cumberland Mall Associates for a period of eight years following the closing. Ronald Rubin and George Rubin, are beneficiaries of this tax protection agreement.

Back to Contents

Crown Merger

     Mark E. Pasquerilla, who was elected as a trustee of the Company following the Crown merger, had a substantial ownership interest in Crown and its operating partnership and, as a consequence of the merger, directly or indirectly received a significant number of OP Units and shares of the Company. In addition, Mr. Pasquerilla is a party to several continuing arrangements with the Company, including the right to receive additional consideration related to the Merger as described in Note 11 as well as the following:

•

A contract for information technology and tax support services to the Company by an entity controlled by Mr. Pasquerilla, which is substantially complete; and a lease with an entity controlled by Mr. Pasquerilla for space in Crown's former headquarters in connection with the Company's post-closing transition activities, which now covers only a small amount of space. The Company paid $0.3 million and $0.1 million for these services in the years ended December 31, 2004 and 2003, respectively. In the third quarter of 2004, after obtaining the review and approval of the independent trustees of the Company, the Company sold certain personal property in Crown's former headquarters to an entity controlled by Mr. Pasquerilla for approximately $0.4 million. The Company did not recognize any gain or loss on the sale of the personal property;

•	The tax protection agreement described in Note 11;

•	Agreements by Mr. Pasquerilla not to acquire additional shares of the Company or to seek to acquire control of the Company within specified time periods and to forfeit certain benefits under the tax protection agreement upon selling shares of the Company within specified time periods or in excess of specified amounts; and

•

A registration rights agreement covering the shares acquired and to be acquired by Mr. Pasquerilla in connection with the merger, an agreement by Mr. Pasquerilla not to compete with the Company for a period of time following the merger and an agreement to allow Mr. Pasquerilla and his affiliates to use certain intellectual property and domain names associated with the Crown name and logo.

11. COMMITMENTS AND CONTINGENCIES

Development Activities

     The Company is involved in a number of development and redevelopment projects which may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a partner, the Company's flexibility in funding the project may be governed by the partnership agreement or the covenants existing in its Credit Facility, which limit the Company's involvement in partnership projects. At December 31, 2004, the Company had approximately $9.1 million committed to complete current development and redevelopment projects, which is expected to be financed through the Company's Credit Facility or through short-term construction loans.

Legal Actions

     In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management's opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     In June and July respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross ("IBC") for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC's Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC's insurance carriers. In addition,

Back to Contents

the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC's losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC's insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC, and has taken actions to preserve its rights with respect to such issuance. The Company is unable to estimate or determine the likelihood of any loss to the Company.

     In April 2002, a partnership, of which a subsidiary of the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Company's Christiana Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court's decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court’s decision. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

Environmental

     The Company's management is aware of certain environmental matters at some of the Company's properties, including ground water contamination, above-normal radon levels, the presence of asbestos containing materials and lead-based paint. The Company has, in the past, performed remediation of such environmental matters, and the Company's management is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company's management can make no assurances that the amounts that have been reserved for these matters of $0.2 million will be adequate to cover future environmental costs. The Company has insurance coverage for pollution and on-site remediation up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

Guarantees

     Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others" ("FIN 45"), requires that a liability be recognized at the inception of a guarantee issued or modified after December 31, 2002, whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires that certain information related to the guarantees be disclosed in the guarantor's financial statements.

     The Company and its subsidiaries are guarantors of the Credit Facility, which had $271.0 million outstanding at December 31, 2004.

Tax Protection Agreements

     The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East I and Moorestown Mall from The Rouse Company, the Company is now obligated to provide tax protection to the former owner of the Woods Apartments if the Company sells any of Exton Square Mall, The Gallery at Market East I or Moorestown Mall prior to August 2006.

     In connection with the Merger, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the "Pasquerilla Group"). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If the Company violates the tax protection agreement during the first five years of the protection period, it would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount

Back to Contents

intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If the Company were to sell properties in violation of the tax protection agreement, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial. Following the Merger, Mr. Pasquerilla joined the Company’s board of trustees.

     The Company has agreed to provide tax protection related to its acquisition of Cumberland Mall Associates (in February 2005) and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George Rubin are beneficiaries of these tax protection agreements.

     The Company did not enter into any other guarantees or tax protection agreements in connection with its merger, acquisition or disposition activities in 2004 and 2003.

Other

     In connection with the Crown merger, Crown's former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. This retained interest is subject to a put-call arrangement between Crown's former operating partnership and the Company, pursuant to which the Company has the right to require Crown's former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown's former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown's former operating partnership. The remaining partners of Crown’s former operating partnership are entitled to a cumulative preferred distribution from the two partnerships that own the 12 shopping malls. The amount of the preferred distribution is based on the capital distributions made by the Company’s operating partnership and amounted to $0.7 million for the year ended December 31, 2004.

12. SEGMENT INFORMATION

     The Company’s primary business is owning and operating shopping malls and power and strip centers. The Company evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or evaluate its consolidated operations on a geographic basis. Accordingly, the Company has determined it has a single reportable segment.

     Prior to the sale of the multifamily portfolio in 2003, the Company had four reportable segments: (1) retail properties, (2) multifamily properties, (3) development and other, and (4) corporate. The retail segment included the operation and management of shopping malls and power and strip centers. The multifamily segment included the operation and management of apartment communities. The development and other segment included the operation and management of retail properties under development, industrial properties and various pre-development activities (all wholly-owned). The corporate segment included cash and investment management, real estate management and certain other general support functions.

     The Company has presented segment information for the years ended December 31, 2003 and 2002. The Company has not provided segment information for the year ended December 31, 2004 because it has determined that it operated as a single operating segment in 2004. The column entitled "Reconcile to GAAP" in the charts below reconciles the amounts presented under the proportionate-consolidation method (a non-GAAP measure) and in discontinued operations to the consolidated amounts reflected on the Company's consolidated balance sheets and consolidated statements of income.

     The accounting policies for the segments are the same as those the Company uses for consolidated financial reporting, except that, for segment reporting purposes, the Company uses the "proportionate-consolidation method" of accounting for investments in partnerships, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of its equity method investments.

     The chief operating decision-making group for the Company's retail, multifamily, development and other and corporate segments was comprised of the Company's President, Chief Executive Officer and the lead executives of each of the Company's operating segments. The lead executives of each operating segment also managed the profitability of each respective segment with a focus on net operating income. The chief operating decision-making group defines net operating income as real estate revenues minus property operating expenses. The operating segments were managed separately because each operating segment represents a different property type (retail or multifamily), as well as construction in progress and corporate services.

Back to Contents

Year Ended December 31, 2003	Retail	Multifamily (sold)	Development and Other	Corporate	Total	Reconcile to GAAP	Total Consolidated

(in thousands of dollars)
Real estate revenues	$209,501	$26,898	$339	$—	$236,738	$(66,221)	$170,517
Property operating expense	(73,860)	(12,430)	(15)	—	(86,305)	26,989	(59,316)

Net operating income	135,641	14,468	324	—	150,433
Management company revenue	—	—	—	10,971	10,971	—	10,971
Interest and other income	—	—	—	887	887	—	887
General and administrative expenses	—	—	—	(39,678)	(39,678)	—	(39,678)

Earnings before interest, taxes, depreciation and amortization	135,641	14,468	324	(27,820)	122,613
Interest expense	(39,240)	(5,652)	—	(7,467)	(52,359)	17,041	(35,318)
Depreciation and amortization	(42,526)	(2,455)	(51)	(489)	(45,521)	7,379	(38,142)
Equity in income of partnerships	—	—	—	—	—	7,231	7,231
Minority interest in Operating Partnership and properties	—	—	—	—	—	(4,156)	(4,156)
Discontinued operations	—	178,121	—	—	178,121	(11,276)	166,845
Gains on sales of real estate	1,112	15,087	—	—	16,199	—	16,199

Net income	$54,987	$199,569	$273	$(35,776)	$219,053	$(23,013)	$196,040

Investments in real estate, at cost	$2,515,861	$—	$29,845	$—	$2,545,706	$(253,501)	$2,292,205

Total assets	$2,703,455	$—	$43,749	$51,969	$2,799,173	$(97,636)	$2,701,537

Capital expenditures	$19,151	$—	$—	$—	$19,151	$(898)	$18,253

Acquisitions	$1,944,932	$—	$—	$—	$1,944,932	$—	$1,944,932

Back to Contents

Year Ended December 31, 2002	Retail	Multifamily (sold)	Development and Other	Corporate	Total	Reconcile to GAAP	Total Consolidated

(in thousands of dollars)
Real estate revenues	$100,393	$57,582	$329	$—	$158,304	$(94,963)	$63,341
Property operating expense	(28,534)	(24,103)	(24)	—	(52,661)	36,396	(16,265)

Net operating income	71,859	33,479	305	—	105,643
Management company revenue	—	—	—	11,003	11,003	—	11,003
Interest and other income	—	—	—	711	711	—	711
General and administrative expenses	—	—	—	(24,279)	(24,279)	—	(24,279)

Earnings before interest, taxes, depreciation and amortization	71,859	33,479	305	(12,565)	93,078
Interest expense	(27,542)	(14,259)	—	104	(41,697)	26,319	(15,378)
Depreciation and amortization	(19,502)	(9,303)	(52)	(468)	(29,325)	15,888	(13,437)
Equity in income of partnerships	—	—	—	—	—	7,449	7,449
Minority interest in Operating Partnership	—	—	—	—	—	(1,307)	(1,307)
Discontinued operations	4,237	—	—	—	4,237	7,603	11,840

Net income	$29,052	$9,917	$253	$(12,929)	$26,293	$(2,615)	$23,678

Investments in real estate, at cost	$620,346	$305,336	$27,330	$—	$953,012	$(213,583)	$739,429

Total assets	$592,167	$218,718	$25,310	$41,214	$877,409	$(173,746)	$703,663

Capital expenditures	$37,688	$5,189	$—	$—	$42,877	$—	$42,877

Acquisitions	$61,193	$31,281	$—	$—	$92,474	$—	$92,474

Back to Contents

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003.

Year Ended December 31, 2004
(In thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (3)	Total (4)

Revenues – continuing operations	$96,320	$96,547	$99,556	$113,826	$406,249

Revenues – discontinued operations	$7,536	$7,133	$7,028	$1,194	$22,891

Income from discontinued operations (1)	$1,677	$1,979	$1,581	$64	$5,301

Net income (2)	$8,963	$11,392	$14,268	$19,165	$53,788

Net Income available to common shareholders (2)	$5,560	$7,989	$10,865	$15,761	$40,175

Income from discontinued operations per share – basic (4)	$0.05	$0.06	$0.04	$0.00	$0.15

Income from discontinued operations per share – diluted (4)	$0.05	$0.05	$0.04	$0.00	$0.15

Net income per share – basic (4)	$0.16	$0.22	$0.30	$0.43	$1.11

Net income per share – diluted (4)	$0.16	$0.21	$0.30	$0.43	$1.10

Year Ended December 31, 2003
(In thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (3)	Total (4)

Revenues – continuing operations	$19,016	$35,341	$45,664	$82,354	$182,375

Revenues – discontinued operations	$13,873	$9,896	$993	$4,129	$28,891

Income from discontinued operations (5)	$2,064	$137,778	$25,675	$1,328	$166,845

Net income(6)	$4,977	$144,638	$34,924	$11,501	$196,040

Net Income available to common shareholders	$4,977	$144,638	$34,924	$9,968	$194,507

Income from discontinued operations per share – basic (4)	$0.12	$8.29	$1.32	$0.05	$8.18

Income from discontinued operations per share – diluted (4)	$0.12	$8.14	$1.29	$0.05	$8.03

Net income per share – basic (4)	$0.30	$8.70	$1.79	$0.35	$9.54

Net income per share – diluted (4)	$0.30	$8.54	$1.76	$0.34	$9.36

(1)	Includes gains (adjustments to gains) on sales of interests in real estate of approximately ($0.6) million (1st Quarter 2004).

(2)	Includes gains (adjustment to gains) on sales of interests in real estate of approximately ($0.6) million (1st Quarter 2004), $1.5 million (3rd Quarter 2004), and ($0.1) million (4th Quarter 2004). There were no gains on sales of interests in real estate in the 2nd Quarter of 2004. Also, the Company’s net income and net income available to common shareholders for the fourth quarter of 2004 includes $1.1 million relating to a cumulative depreciation adjustment that was made by the Company’s partner (the property’s manager) to reflect depreciation expense for an operating property accounted for by the Company under the equity method. The reason for the adjustment is to appropriately reflect depreciation expense after a previous understatement. Of this amount, $0.3 million relates to interim periods in 2004. Of the remaining balance, $0.3 million relates to each of the years ended December 31, 2003 and 2002, and $0.2 million relates to 2001. The Company does not believe that the adjustment is material to the previously reported interim financial statements for 2004 or to its previously reported annual financial statements for any prior year.

Back to Contents

     (3) Fourth quarter revenues include a significant portion of annual percentage rents as most percentage rent minimum sales levels are met in the fourth quarter.

     (4) Quarterly per-share amounts may not sum to the annual per-share amounts because of changes in outstanding shares during the year.

     (5) Includes gains on sales of real estate properties of approximately $150.2 million (2nd Quarter 2003), $27.7 million (3rd Quarter 2003), and $0.2 million (4th Quarter 2003).

     (6) Includes gains on sales of real estate properties and interests in real estate of approximately $1.2 million (1st Quarter 2003), $154.5 million (2nd Quarter 2003), $34.0 million (3rd Quarter 2003) and $4.6 million (4th Quarter 2003).

14. SUBSEQUENT EVENTS

     As further described in Note 10, the Company acquired Cumberland Mall and an undeveloped 1.7 acre land parcel in February 2005.

     The Credit Facility was amended in February 2005. Under the amended terms, the Credit Facility bears interest at a rate between 1.05% and 1.55% per annum over LIBOR based on the Company's leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value is 8.25%. The Credit Facility, as amended, expires in November 2007 with an additional 14 month extension provided that there is no event of default at that time.

     In February 2005, a partnership in which the Company holds a 40% interest entered into a definitive agreement to sell Laurel Mall in Hazleton, Pennsylvania, to Laurel Mall, LLC. The total sale price for the mall is approximately $33.5 million, including assumed debt of approximately $22.7 million. The Company’s share of the sale price is expected to be approximately $13.5 million, including assumed debt of approximately $9.1 million. The estimated net cash proceeds to PREIT are expected to be approximately $3.9 million after closing costs and adjustments. The transaction is expected to be completed in the second quarter of 2005, but is subject to customary closing conditions, including the satisfactory completion of the buyer’s due diligence and the lender’s approval of the buyer’s assumption of the debt.

     In February 2005, the Company repaid a second mortgage on Cherry Hill Mall with a principal balance of $59.0 million at the time of the repayment. The Company primarily utilized funds borrowed under the Credit Facility to repay the mortgage.

     In January 2005, the Company approved the PREIT 2005-2008 Outperformance Program (the “Program”) for certain executive and non-executive officers of the Company. Under the Program, the Company will award shares of beneficial interest to the Program’s participants if PREIT’s total shareholder return meets certain thresholds.

Back to Contents

REPORT OF INDEPENDENT AUDITORS

To the Partners of Lehigh Valley Associates

We have audited the balance sheet of Lehigh Valley Associates (a limited partnership) as of December 31, 2002, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of Lehigh Valley Associates' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehigh Valley Associates at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

January 21, 2003

Back to Contents

Schedule II

Pennsylvania Real Estate Investment Trust

Valuation and Qualifying Accounts
(in thousands of dollars)

	Balance Beginning of Period	Charged to Costs and Expenses	Other (1)	Deductions (2)	Balance End of Period

Allowance for Doubtful Accounts:
Year Ended December 31, 2004	$4,919	$6,442	$—	$1,967	$9,394
Year Ended December 31, 2003	$965	$2,780	$1,251	$77	$4,919
Year Ended December 31, 2002	$727	$837	$—	$599	$965

(1)	Other includes allowances acquired in connection with 2003 acquisitions.

(2)	Deductions include write-offs of uncollectible accounts receivable.

Back to Contents

Schedule III
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Investments in Real Estate (1)
As of December 31, 2004
(in thousands of dollars)

	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance Balance	Date of Construction/ Acquisition	Depreciable Life

Retail Properties:
Beaver Valley Mall	$10,822	$42,877	$2 ,495	$10,822	$45,372	$4,290	$46,869	2002	40
Capital City Mall	12,032	68,485	639	12,032	69,124	2,388	52,787	2003	40
Chambersburg Mall	5,660	28,428	416	5,660	28,844	1,078	18,725	2003	40
Cherry Hill Mall	27,538	175,308	1,876	27,538	177,183	8,280	130,189	2003	40
Christiana Power Center	9,348	27,975	2,627	12,829	27,121	5,477	—	1998	39
Commons at Magnolia	577	3,436	5,887	601	9,300	1,379	—	1999	39
Creekview Shopping Center	1,380	4,825	12,869	1,380	17,694	2,857	—	1998	40
Crest Plaza Shopping Center	332	2,349	14,119	242	16,557	1,819	—	1964	40
Crossroads Mall	5,054	26,192	306	5,054	26,499	1,203	13,396	2003	40
Dartmouth Mall	7,199	28,945	21,416	7,015	50,545	11,180	68,425	1998	39
Echelon Mall	2,774	13,777	948	2,774	14,725	1,938	—	2003	40
Exton Square Mall	21,460	121,326	866	21,460	122,193	6,318	98,529	2003	40
Festival at Exton	3,728	14,988	337	3,728	15,325	2,564	—	1998	39
Francis Scott Key Mall	9,786	50,594	707	9,786	51,300	1,872	32,768	2003	40
Gallery at Market East I	—	48,242	123	—	48,365	2,133	—	2003	40
Gallery at Market East II	—	27,895	187	—	28,082	446	—	2004	40
Jacksonville Mall	9,974	55,769	804	9,974	56,573	2,164	25,278	2003	40
Logan Valley Mall	13,267	71,675	6,145	13,267	77,821	3,274	53,365	2003	40
Lycoming Mall	8,894	46,277	213	8,894	46,491	1,675	32,768	2003	40
Magnolia Mall	9,279	37,358	11,889	9,279	49,247	9,293	19,878	1998	39
Moorestown Mall	11,368	62,995	783	11,368	63,779	5,082	62,804	2003	40
New River Valley Mall	4,933	25,041	204	4,933	25,246	974	15,916	2003	40
Nittany Mall	6,064	31,942	1,027	6,064	32,968	1,133	28,087	2003	40
North Hanover Mall	4,565	22,962	757	4,565	23,720	934	18,725	2003	40
Northeast Tower Center	10,980	30,968	4,289	10,980	35,257	4,941	28,884	1998	39
Orlando Fashion Square	—	108,470	—	—	108,470	235	—	2004	40
Palmer Park Mall	3,747	28,432	342	3,747	28,774	6,672	17,734	2003	40
Patrick Henry Mall	16,064	90,651	231	16,064	90,882	3,073	47,280	2003	40
Paxton Towne Centre	15,719	29,222	8,576	15,221	38,296	6,026	—	1998	40
Phillipsburg Mall	7,633	40,694	385	7,633	41,079	1,529	28,087	2003	40
Plymouth Meeting Mall	25,413	53,012	904	25,413	53,916	4,000	—	2003	40
South Blanding Village	2,946	6,138	419	2,946	6,556	3,394	—	1988	40
South Mall	7,369	22,552	(5)	7,369	22,546	863	14,043	2003	40
The Mall at Prince Georges	13,066	57,884	21,607	13,066	79,491	12,686	41,350	1998	39
Uniontown Mall	5,832	28,055	512	5,832	28,567	1,183	22,470	2003	40
Valley Mall	13,187	72,052	653	13,187	72,705	3,108	—	2003	40
Valley View Mall	9,880	49,222	913	9,880	50,135	1,760	36,888	2003	40
Viewmont Mall	12,112	63,944	467	12,112	64,410	2,134	28,087	2003	40
Washington Crowne Center	5,793	36,384	322	5,793	36,706	2,157	—	2003	40
Willow Grove Park	26,748	143,544	2,328	26,748	145,872	11,474	108,385	2003	40
Wiregrass Commons	6,535	30,645	244	6,535	30,890	1,236	—	2003	40
Wyoming Valley Mall	14,153	75,421	1,219	14,153	76,640	2,535	53,365	2003	40
Total	$383,211	$2,006,951	$131,046	$385,944	$2,135,266	$148,757	$1,145,082

Wholly-Owned Industrial:
ARA — Allentown	$3	$82	$—	$3	$82	$82	$—	1962	40
ARA — Pennsauken	20	190	—	20	190	171	—	1962	50
Interstate Commerce	34	364	1,404	34	1,768	1,524	—	1963	50
Sears	25	206	176	25	382	351	—	1963	50
Total	$82	$842	$1,580	$82	$2,422	$2,128	$—

Land Held for Development:
Radio Drive Land	$4,001	$—	$—	$4,001	$—	$—	$—	2004	n/a
Viewmont Mall Land	392	—	—	392	—	—	—	2003	n/a
Lycoming Mall Land	1,632	—	—	1,632	—	—	—	2003	n/a
Chambersburg Mall Land	3,838	—	—	3,838	—	—	—	2003	n/a
Total	$9,863	$—	$—	$9,863	$—	$—	$—

Investments in Real Estate	$393,156	$2,007,793	$132,626	$395,889	$2,137,688	$150,885	$1,145,082

Retail Properties Held for Sale:
Schuylkill Mall	$2,010	$5,916	$182	$2,010	$6,098	$—	$17,400

Total Held for Sale	$2,010	$5,916	$182	$2,010	$6,098	$—	$17,400

Grand Total	$395,166	$2,013,709	$132,808	$397,899	$2,143,786	$150,885	$1,162,482

(1)	Excludes seven unconsolidated partnership investments.

Back to Contents

     The aggregate cost basis and depreciated basis for federal income tax purposes of the Company's investment in real estate was approximately $2,451.9 million and $1,901.6 million, respectively, at December 31, 2004 and $2,480.9 million and $1,888.5 million, respectively, at December 31, 2003. The changes in total real estate and accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands of dollars):

Total Real Estate Assets	Year Ended December 31,
	2004	2003	2002

BALANCE, beginning of period	$2,411,093	$739,429	$636,294
Acquisitions (1)	196,991	1,949,936	92,474
Improvements and development	37,549	18,253	42,877
Dispositions	(103,949)	(296,525)	(32,216)

BALANCE, end of period	$2,541,684	$2,411,093	$739,429

Investments in real estate	$2,533,576	$2,292,205	$739,429
Investments in real estate included in assets held for sale	8,108	118,888	—

	$2,541,684	$2,411,093	$739,429

(1)	Includes purchase price reallocations to/from intangible assets acquired in 2003.

	Year Ended December 31,
Accumulated Depreciation	2004	2003	2002

BALANCE, beginning of period	$78,416	$136,733	$112,424
Depreciation Expense	72,747	29,862	21,037
Acquisitions	—	10,159	8,368
Dispositions	(278)	(98,338)	(5,096)

BALANCE, end of period	$150,885	$78,416	$136,733

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description

10.102	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates.

10.103	Amendment of Real Estate Management and Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization and Bellevue Associates

21	Direct and Indirect Subsidiaries of the Registrant

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm)

23.2	Consent of Ernst & Young LLP (Independent Auditors of Lehigh Valley Associates)

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.