Form 10-Q
period 2005-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2005-05-10
CIK 77281

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ________________

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

Shares of beneficial interest outstanding at April 29, 2005: 36,481,106

Back to Cover

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Back to Contents

Part I - Financial Information
Item 1. Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	March 31, 2005	December 31, 2004

	(Unaudited)	(Unaudited)
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,618,794	$2,510,256
Land held for development	9,973	9,863
Construction in progress	11,868	10,953
Industrial properties	2,504	2,504

Total investments in real estate	2,643,139	2,533,576
Less: accumulated depreciation	(169,573)	(150,885)

Net investments in real estate	2,473,566	2,382,691

INVESTMENTS IN PARTNERSHIPS, at equity	27,056	27,244

	2,500,622	2,409,935
OTHER ASSETS:
Assets held for sale	16,786	14,946
Cash and cash equivalents	30,410	40,340
Rents and other receivables (net of allowance for doubtful accounts of $9,706 and $9,394 at March 31, 2005 and December 31, 2004, respectively)	32,654	31,977
Intangible assets (net of accumulated amortization of $45,910 and $38,333 at March 31, 2005 and December 31, 2004, respectively)	181,070	171,850
Deferred costs and other assets	68,517	62,355

Total assets	$2,830,059	$2,731,403

LIABILITIES:
Mortgage notes payable	$1,129,449	$1,145,079
Debt premium on mortgage notes payable	54,035	56,135
Bank loan payable	402,000	271,000
Liabilities related to assets held for sale	18,731	18,556
Tenants’ deposits and deferred rents	15,837	13,465
Investments in partnerships, deficit balances	15,060	13,758
Accrued expenses and other liabilities	59,113	76,975

Total liabilities	1,694,225	1,594,968

MINORITY INTEREST
Minority interest in properties	3,448	3,585
Minority interest in Operating Partnership	138,302	128,384

Total minority interest	141,750	131,969

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 36,475,000 shares at March 31, 2005 and 36,272,000 shares at December 31, 2004, respectively	36,475	36,272
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475,000 shares authorized, issued and outstanding at March 31, 2005 and December 31, 2004, respectively	25	25
Capital contributed in excess of par	907,811	899,506
Deferred compensation	(14,945)	(7,737)
Accumulated other comprehensive loss	(1,812)	(1,821)
Retained earnings	66,530	78,221

Total shareholders’ equity	994,084	1,004,466

Total liabilities, minority interest and shareholders’ equity	$2,830,059	$2,731,403

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars)

	For the Three Months Ended March 31,

	2005	2004

	(Unaudited)	(Unaudited)
REVENUE:
Real estate revenues:
Base rent	$66,002	$61,344
Expense reimbursements	30,561	28,530
Percentage rent	2,334	2,172
Lease termination revenues	1,438	27
Other real estate revenues	2,006	1,932

Total real estate revenues	102,341	94,005
Management company revenues	1,439	2,061
Interest and other income	190	254

Total revenues	103,970	96,320

EXPENSES:
Property operating expenses:
Property payroll and benefits	(6,585)	(6,697)
Real estate and other taxes	(9,501)	(8,581)
Utilities	(7,343)	(6,322)
Other operating expenses	(14,856)	(14,034)

Total property operating expenses	(38,285)	(35,634)
Depreciation and amortization	(26,112)	(25,581)
General and administrative expenses:
Corporate payroll and benefits	(7,124)	(8,029)
Other general and administrative expenses	(2,094)	(2,614)

Total general and administrative expenses	(9,218)	(10,643)
Interest expense	(19,356)	(17,807)

Total expenses	(92,971)	(89,665)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	10,999	6,655
Equity in income of partnerships	1,650	1,765
Gains on sales of interests in real estate	61	—

Income before minority interest and discontinued operations	12,710	8,420
Minority interest in properties	(45)	(350)
Minority interest in Operating Partnership	(1,432)	(784)

Income from continuing operations	11,233	7,286
Discontinued operations:
Operating results from discontinued operations	186	2,415
Adjustments to gains on sales of real estate	—	(550)
Minority interest in properties	—	(8)
Minority interest in Operating Partnership	(21)	(180)

Income from discontinued operations	165	1,677

Net income	11,398	8,963
Dividends on preferred shares	(3,403)	(3,403)

Net income available to common shareholders	$7,995	$5,560

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
EARNINGS PER SHARE
(in thousands of dollars, except per share amounts)

	For the Three Months Ended March 31,

	2005	2004

	(Unaudited)	(Unaudited)
Income from continuing operations	$11,233	$7,286
Dividends on preferred shares	(3,403)	(3,403)

Income from continuing operations available to common shareholders	7,830	3,883
Dividends on unvested restricted shares	(242)	—

Income from continuing operations used to calculate earnings per share	$7,588	$3,883

Income from discontinued operations	$165	$1,677

Basic earnings per share:
Income from continuing operations	$0.21	$0.11
Income from discontinued operations	0.01	0.05

	$0.22	$0.16

Diluted earnings per share:
Income from continuing operations	$0.21	$0.11
Income from discontinued operations	—	0.05

	$0.21	$0.16

(in thousands)
Weighted-average shares outstanding – basic	35,972	35,403
Effect of common share equivalents	310	377

Weighted-average shares outstanding – diluted	36,282	35,780

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended March 31,

	2005	2004

	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net income	$11,398	$8,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,074	20,556
Amortization of in-place lease assets	6,862	4,953
Amortization of leasing commissions	176	72
Amortization of above market lease assets	715	712
Amortization of below market lease assets	(536)	(511)
Amortization of deferred financing costs	534	376
Amortization of debt premium	(4,792)	(4,625)
Straight-line rent adjustments	(1,004)	(1,310)
Equity in income of partnerships in excess of distributions	—	(289)
Provision for doubtful accounts	922	2,681
Amortization of deferred compensation	908	651
Minority interest	1,498	1,392
(Gains) adjustments to gains on sales of interests in real estate	(61)	550
Change in assets and liabilities:
Net change in other assets	(455)	6,147
Net change in other liabilities	(13,632)	(9,379)

Net cash provided by operating activities	21,607	30,939

Cash Flows from Investing Activities:
Investments in wholly-owned real estate acquisitions, net of cash acquired	(61,145)	(4,774)
Investments in wholly-owned real estate improvements	(5,113)	(9,431)
Investments in construction in progress	(2,827)	(2,912)
Investments in partnerships	(336)	(3,030)
Increase in cash escrows	(3,124)	(4,018)
Capitalized leasing costs	(826)	(400)
Investment in leasehold improvements	(903)	(502)
Cash distributions from partnerships in excess of equity in income	1,825	—
Cash proceeds from sales of wholly-owned real estate	68	—

Net cash used in investing activities	(72,381)	(25,067)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(4,903)	(4,691)
Repayment of mortgage notes payable	(58,791)	—
Borrowing from unsecured revolving Credit Facility	131,000	12,000
Payment of deferred financing costs	(1,280)	(101)
Shares of beneficial interest issued	1,199	1,527
Shares of beneficial interest retired	(816)	(25)
Distributions paid to common shareholders	(19,686)	(19,114)
Distributions paid to preferred shareholders	(3,403)	(3,403)
Distributions paid to OP Unit holders and minority partners	(2,476)	(2,478)

Net cash provided by (used in) financing activities	40,844	(16,285)

Net change in cash and cash equivalents	(9,930)	(10,413)
Cash and cash equivalents, beginning of period	40,340	42,977

Cash and cash equivalents, end of period	$30,410	$32,564

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

1.	BASIS OF PRESENTATION:

          Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2004. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

          The Company, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. The retail properties have a total of approximately 33.5 million square feet, of which the Company and partnerships in which the Company owns an interest own approximately 26.3 million square feet. The Company’s portfolio consists of 56 properties in 12 states and includes 38 shopping malls, 13 power and strip centers and five office/industrial properties as of March 31, 2005.

          The Company’s interests in its properties are held through PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2005, the Company held an 88.6% interest in the Operating Partnership and consolidated it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

          Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the other limited partners of the Operating Partnership has the right to redeem his/her interest in the Operating Partnership for cash or, at the election of the Company, the Company may acquire such interest for shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the interest in the Operating Partnership and in other cases immediately.

          The Company’s management, leasing and real estate development activities are performed by two companies: PREIT Services, LLC (“PREIT Services”), which manages properties wholly-owned by the Company, and PREIT-RUBIN, Inc. (“PRI”), which manages properties not wholly-owned by the Company, including properties owned by partnerships in which the Company owns an interest. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company’s continued qualification as a real estate investment trust.

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

SFAS No. 153

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets” (“SFAS No. 153”). This Statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” which established the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges for nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe SFAS No. 153 will have a material effect on its future results of operations.

          SFAS No.123 (R) and SAB No. 107

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments, which was permitted under SFAS No. 123, is no longer an alternative. As originally issued by the FASB, SFAS No. 123(R) was effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance related to share-based payment arrangements for reporting companies, and the SEC also permitted reporting companies to defer adoption of SFAS No. 123(R) until the beginning of their next fiscal year, which, for the Company, is January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of SFAS No. 123(R), but does not expect the impact of adopting SFAS No. 123(R) to be material to its financial statements because it adopted SFAS No. 123 effective January 1, 2003.

3.	REAL ESTATE ACTIVITIES:

          Investments in real estate as of March 31, 2005 and December 31, 2004 were comprised of the following:
	March 31, 2005	December 31, 2004
(in thousands of dollars)
Buildings and improvements	$2,230,654	$2,137,687
Land	412,485	395,889

Total investments in real estate	2,643,139	2,533,576
Less: accumulated depreciation	(169,573)	(150,885)

Net investments in real estate	$2,473,566	$2,382,691

Acquisitions

          The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

Back to Contents

2005 Acquisitions

          In March 2005, the Company acquired the Gadsden Mall in Gadsden, Alabama, with 480,000 square feet, for a purchase price of approximately $58.8 million.  The Company funded the purchase price from its unsecured revolving Credit Facility (the “Credit Facility”).  Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Building, an office building that the Company considers to be non-strategic, and which the Company has classified as held-for-sale for financial reporting purposes.

          In February 2005, the Company acquired Cumberland Mall in Vineland, New Jersey. The total purchase price was approximately $59.5 million, which included approximately $47.7 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price included approximately $11.0 million in units in the Company’s Operating Partnership (“OP Units”), which were valued based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. In a related transaction, the Company acquired an undeveloped 1.7 acre land parcel adjacent to Cumberland Mall for approximately $0.9 million in cash, which the Company has included in the aggregate $59.5 million purchase price. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The Company also recorded a debt premium of $2.7 million in order to mark Cumberland Mall’s mortgage debt to market.

          PRI managed and leased Cumberland Mall since 1997 for Cumberland Mall Associates.  Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George Rubin, a vice chairman and a trustee of the Company, controlled and had substantial ownership interests in Cumberland Mall Associates and the entity that owned the adjacent undeveloped parcel.  Accordingly, a committee of non-management trustees was organized to evaluate the transactions on behalf of the Company.  The committee obtained an independent appraisal and found the purchase price to be fair to the Company.  The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price.  The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

2004 Acquisitions

          In December 2004, the Company acquired Orlando Fashion Square in Orlando, Florida with 1.1 million square feet for approximately $123.5 million in cash, including closing costs. The transaction was financed using the Credit Facility. Of the purchase price amount, $14.7 million was allocated to value of in-place leases and $0.7 million was allocated to above-market leases.

          In May 2004, the Company acquired The Gallery at Market East II in Philadelphia, Pennsylvania, with 334,400 square feet, for a purchase price of $32.4 million. The purchase price was primarily funded from the Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases.

          In May 2004, the Company acquired the remaining 27% ownership interest in New Castle Associates, the entity that owns Cherry Hill Mall in Cherry Hill, New Jersey, in exchange for 609,317 OP Units valued at $17.8 million.  The Company acquired its 73% ownership of New Castle Associates in April 2003. Prior to the closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates.

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

Back to Contents

Dispositions

          In January 2005, the Company sold a 0.2 acre parcel associated with Wiregrass Commons Mall for $0.1 million. The Company recognized a gain of $0.1 million on the sale of this parcel.

          In September 2004, the Company sold five properties that were acquired in November 2003 in connection with a merger (the “Merger”) with Crown American Realty Trust (“Crown”), and were among six of the 26 properties acquired in the Merger that were considered to be non-strategic (the “Non-Core Properties”). The Non-Core Properties were classified as held-for-sale as of the date of the Merger. The Non-Core Properties were: Bradley Square Mall in Cleveland, Tennessee; Martinsburg Mall in Martinsburg, West Virginia; Mount Berry Square Mall in Rome, Georgia; Schuylkill Mall in Frackville, Pennsylvania; Shenango Valley Mall in Sharon, Pennsylvania, and West Manchester Mall in York, Pennsylvania. The sale price of the five properties was $110.7 million. The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. The Company used the proceeds from this sale primarily to repay amounts outstanding under the Credit Facility. The Company did not record a gain or loss on this sale for financial reporting purposes. West Manchester Mall and Martinsburg Mall had served as part of the collateral pool that secures a mortgage with GE Capital Corporation. In connection with the closing, these properties were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The sixth Non-Core Property, Schuylkill Mall, remains designated as held for sale.

Discontinued Operations

          In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” the Company has presented as discontinued operations the operating results of (i) the Non-Core Properties and (ii) the P&S Office Building acquired in connection with the Gadsden Mall transaction. Discontinued operations also includes an adjustment to the gain on the sale of the Company’s multifamily portfolio that was recorded in the first quarter of 2004.

          The following table summarizes revenue and expense information for the Non-Core Properties and the P&S Building and the adjustment to the gain on the sale of the multifamily portfolio:

	For the Three Months Ended March 31,

(in thousands of dollars)	2005	2004

Real estate revenues	$1,348	$7,536
Expenses
Property operating expenses	(852)	(4,229)
Interest expense	(310)	(892)

Total expenses	(1,162)	(5,121)
Operating results from discontinued operations	186	2,415
Adjustments to gains on sales of real estate	—	(550)
Minority interest	(21)	(188)

Income from discontinued operations	$165	$1,677

Back to Contents

Development Activity

          As of March 31, 2005, the Company had capitalized $15.5 million related to construction and development activities. Of this amount, $14.0 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in and advances to partnership investments. Non-refundable deposits on land purchase contracts were $1.7 million at March 31, 2005.

          In October 2004, the Company entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). The Company and its affiliates will not have any ownership interest in Valley View or Centaur. The MOU contemplates that (i) the Company will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 218 acre site (the “Site”) located 35 miles northwest of Pittsburgh, Pennsylvania, and (ii) the Company will acquire the Site and lease the Site to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. Valley View currently holds a series of purchase agreements to acquire the Site.

          The Company’s acquisition of the Site and the construction of the racetrack require the issuance to Valley View of the sole license (the “Racing License”) remaining un-issued for a harness racetrack in Pennsylvania.  The construction of the casino requires the issuance to Valley View, under the Pennsylvania Race Horse Development and Gaming Act, of a license for Alternative Gaming. Valley View is not the sole applicant for the remaining harness racing license. Hearings on the applications have been completed and the Company is awaiting a decision by the Pennsylvania Harness Racing Commission. The Company is not able to predict whether or when Valley View will be issued the Racing License.

          Upon execution of the MOU, the Company paid approximately $1.0 million to Valley View, representing a portion of expenses incurred by or on behalf of Valley View prior to the execution of the MOU. The closing under one of the purchase agreements Valley View has entered into to acquire a portion of the Site occurred in May 2005.  In the event that a decision has not been made regarding the issuance of the Racing License prior to the expiration of the remaining purchase agreements, and if the agreements are not further extended to a date after the issuance of the Racing License, Valley View may elect to acquire the portion of the Site covered by such agreements. In the event of one or more such closings, the Company will be required to pay to Valley View 20% of the acquisition costs (the “Acquisition Cost”) paid by Valley View. The Acquisition Cost consists of the purchase price payable under the agreements of approximately $3.3 million and costs associated with the purchase of the Site. If the Racing License is issued to Valley View after it has acquired the Site, Valley View will transfer the Site to PREIT, and the Company will pay to Valley View an amount equal to the Acquisition Cost less the 20% portion of the Acquisition Cost previously paid by us. If, due to the extension of the agreements or otherwise, the Racing License is issued to Valley View prior to the closings of the agreements, the agreements will be assigned to the Company and the Company, at the direction of Valley View, will then acquire the remaining portion of the Site for the Acquisition Cost.

          Upon the Company’s acquisition of the Site, the Company will enter into a long-term ground lease with Valley View for the Site (the “Lease”). The Lease will obligate Valley View, as lessee, to pay all costs associated with the ownership and operation of the Site. The Company will pay, as a tenant allowance, an amount equal to 20% of the costs of such improvements subject to certain limitations, including the limitation that the total of all payments by the Company will not exceed $10 million. Valley View will also pay the Company a development fee of $3 million for customary development management services in connection with the development and construction of the racetrack, casino and related improvements.

Capitalization of Costs

          Costs incurred related to development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred.  The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects. For the three month periods ended March 31, 2005 and 2004, the Company capitalized interest of $0.4 million and $0.3 million, respectively, and salaries and benefits of $0.4 million and $0.3 million, respectively. The Company capitalized real estate taxes of $0.2 million in the three month period ended March 31, 2005, and did not capitalize any real estate taxes in the three month period ended March 31, 2004.

Back to Contents

          The Company capitalizes payments made to obtain an option to acquire real property.  All other related costs that are incurred before acquisition are capitalized if the acquisition of the property or of an option to acquire the property is probable.  Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired.

          The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.  The Company capitalized $0.8 million and $0.4 million of such compensation-related costs during the three month periods ended March 31, 2005 and 2004, respectively.

4.	INVESTMENTS IN PARTNERSHIPS:

          The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of March 31, 2005 and December 31, 2004:

(in thousands of dollars)	March 31, 2005	December 31, 2004

Assets
Investments in real estate, at cost:
Retail properties	$247,822	$247,161
Construction in progress	1,506	1,506

Total investments in real estate	249,328	248,667
Less: accumulated depreciation	(70,517)	(68,670)

	178,811	179,997
Cash and cash equivalents	5,080	8,170
Deferred costs and other assets	27,468	28,181

Total assets	211,359	216,348

Liabilities and partners’ equity
Mortgage notes payable	218,429	219,575
Other liabilities	10,436	11,072

Total liabilities	228,865	230,647

Net equity (deficit)	(17,506)	(14,299)
Less: partners’ share	(8,949)	(7,310)

Company’s share	(8,557)	(6,989)
Excess investment (1)	11,845	11,912
Advances	8,708	8,563

Net investments and advances	$11,996	$13,486

Investment in partnerships, at equity	$27,056	$27,244
Deficit investments in partnerships included in accrued expenses and other liabilities	(15,060)	(13,758)

	$11,996	$13,486

(1)
Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “equity in income of partnerships.”

Back to Contents

The following table summarizes the Company’s equity in income of partnerships for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

(in thousands of dollars)	2005	2004

Gross revenues from real estate	$14,534	$14,612

Expenses:
Property operating expenses	(4,709)	(4,634)
Interest expense	(4,142)	(4,188)
Depreciation and amortization	(2,219)	(2,140)

Total expenses	(11,070)	(10,962)

Net income	3,464	3,650
Less: partners’ share	1,746	1,830

Company’s share	1,718	1,820
Amortization of excess investment	(68)	(55)

Company’s share of equity in income of partnerships	$1,650	$1,765

Disposition

          In August 2004, the Company sold its 60% non-controlling ownership interest in Rio Grande Mall, a 166,000 square foot strip center in Rio Grande, New Jersey, to Freeco Development LLC, an affiliate of the Company’s partner in this property, for net proceeds of $4.1 million. The Company recorded a gain of approximately $1.5 million in the third quarter of 2004 from this transaction.

Pending Disposition

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

5.	MORTGAGE NOTES AND BANK LOAN PAYABLE

          In February 2005, the Company amended the Credit Facility. Under the amended terms, the $500 million Credit Facility can be increased to $650 million under prescribed conditions, and the Credit Facility bears interest at a rate between 1.05% and 1.55% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used under the amended terms to calculate Gross Asset Value is 8.25%. At March 31, 2005, $402.0 million was outstanding under the Credit Facility, and the Company pledged $8.1 million under the Credit Facility as collateral for 6 letters of credit. The unused portion of the Credit Facility available to the Company was $89.9 million as of March 31, 2005.

          In February 2005, the Company repaid a $59.0 million second mortgage on Cherry Hill Mall in Cherry Hill, New Jersey using $55.0 million from the Credit Facility.

Back to Contents

6.	COMPREHENSIVE INCOME:

          The following table sets forth the computation of comprehensive income for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,

(in thousands of dollars)	2005	2004

Net income	$11,398	$8,963
Other comprehensive loss (1)	(9)	(78)

Total comprehensive income	$11,389	$8,885

(1)	Represents amortization of deferred hedging costs associated with completed development activities, and write off of deferred hedging costs associated with terminated development activities.

7.	CASH FLOW INFORMATION:

          Cash paid for interest was $23.4 million (net of capitalized interest of $0.4 million) and $16.6 million (net of capitalized interest of $0.2 million), respectively, for the three months ended March 31, 2005 and 2004, respectively.

Significant non-cash transactions

          In connection with the acquisition of Cumberland Mall in February 2005, the Company assumed mortgages of approximately $47.7 million and issued OP Units valued at $11.0 million.

          In the three month period ended March 31, 2004, the Company issued 279,910 units in its operating partnership (“OP Units”) valued at $10.2 million to certain former affiliates of The Rubin Organization (including Ronald Rubin, George Rubin and several of the Company’s other executive officers, the “TRO Affiliates”) in connection with the Company’s acquisition of The Rubin Organization in 1997.  The details of this transaction are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

8.	RELATED PARTY TRANSACTIONS:

General

          PRI provides management, leasing and development services for 12 properties owned by partnerships and other ventures in which certain officers and trustees of the Company and PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.3 million in each of the three month periods ended March 31, 2005 and 2004.

          The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers and trustees of the Company have an interest. Total rent expense under this lease was $0.4 million and $0.3 million for the three month period ended March 31, 2005 and 2004, respectively. Ronald Rubin, and George F. Rubin, collectively with members of their immediate families, own approximately a 50% interest in the Landlord.

          In September 2004, the Company entered into a Second Amendment, effective June 1, 2004, to the Office Lease (as amended, the “Office Lease”) with the Landlord. Among other things, the amendment extends the Company’s rentable space under the Office Lease to a total of approximately 68,100 square feet, which includes approximately 42,700 square feet that the Company previously leased from the Landlord, approximately 15,400 square feet that the Company previously subleased from another tenant, and approximately 10,000 square feet of new space. The term of the Office Lease is 10 years, commencing November 1, 2004. The Company has the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the Office Lease. In addition, the Company has the right on one occasion at any time during the seventh lease year to terminate the Office Lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent is $1.4 million per year during the first five years of the Office Lease and $1.5 million per year during the second five years.

Back to Contents

          The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $29,000 and $60,000 in the three month periods ended March 31, 2005 and 2004, respectively, for flight time used by employees on Company-related business.

The Rubin Organization

          See Note 7 under “Significant non-cash transactions.”

Cumberland Mall

          See Note 3 under “2005 Acquisitions.”

9.	COMMITMENTS AND CONTINGENCIES:

Development Activities

          The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company, or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a partner, the Company’s flexibility in funding the project may be governed by the partnership agreement or the covenants existing in its Credit Facility, which limit the Company’s involvement in partnership projects. At March 31, 2005, the Company had approximately $18.4 million committed to complete current development and redevelopment projects, which is expected to be financed through the Credit Facility or through short-term construction loans.

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

          In June and July respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC and has taken action to preserve its rights with respect to such issuance. Based upon discussions to date, the Company believes that any exposure, after insurance recoverables, will be within the range of $0 to $2 million.

Back to Contents

          In April 2002, a partnership, of which a subsidiary of the Company holds a 50% interest, filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Company’s Christiana Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court’s decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court’s decision. The Company is not in a position to predict the outcome of this litigation or its ultimate effect on the construction of the Christiana Phase II project.

          Following the Company’s sale of its 15 wholly-owned multifamily properties, the purchaser of those properties made claims against the Company seeking unspecified damages. During the first quarter of 2004, the Company recorded a $0.6 million adjustment to the gain on the sale of these properties, which the Company paid to the purchaser in the second quarter of 2004 to resolve these claims.

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

Guarantees

          The Company and its subsidiaries are guarantors of the Credit Facility, which had $402.0 million outstanding at March 31, 2005.

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

          In connection with the Company’s merger with Crown, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the merger. If the Company violates the tax protection agreement during the first five years of the protection period, it would owe as damages the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of those damages. From the end of the first five years through the end of the tax protection period, damages are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the prohibited sale. If the Company were to sell properties in violation of the tax protection agreement, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial. Following the Crown merger, Mr. Pasquerilla joined our board of trustees.

          The Company has agreed to provide tax protection related to its acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George Rubin are beneficiaries of these tax protection agreements.

          The Company did not enter into any guarantees or tax protection agreements in connection with its other merger, acquisition or disposition activities in 2005 and 2004.

Back to Contents

Other

          In connection with the Crown merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. This retained interest is subject to a put-call arrangement between Crown’s former operating partnership and the Company, pursuant to which the Company has the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown’s former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown’s former operating partnership. The remaining partners of Crown’s former operating partnership are entitled to a cumulative preferred distribution from the two partnerships that own the 12 shopping malls. The amount of the preferred distribution is based on the capital distributions made by the Company’s operating partnership and amounted to $0.2 million in each of the three month periods ended March 31, 2005 and 2004.

10.	SUBSEQUENT EVENTS

          In April 2005, the Company signed an agreement for the sale of the Schuylkill Mall for $19.0 million. Schuylkill Mall has a mortgage note with $17.1 million outstanding as of March 31, 2005. The Company anticipates approximately $0.7 million in closing costs relating to this sale.

          In April 2005, the Company signed commitment letters with each of Prudential Mortgage Capital Company and Northwestern Mutual (collectively, the “Lenders”) pursuant to which the Lenders, on a several basis, have offered to provide to the Company a $200 million first mortgage loan secured by Cherry Hill Mall in Cherry Hill, New Jersey, a property owned by a subsidiary of the Company (the “Loan”). The Company anticipates that the closing of the Loan will take place in October 2005. The Loan will have an interest rate of 5.42% per annum (which includes the cost to lock in the interest rate until closing), will be repaid based on a 30 year amortization schedule and will mature in October 2012. The Company will have a right to convert the Loan to an unsecured corporate obligation during the first six years of the Loan term, subject to the requirement that the Company shall have received letters from two nationally recognized rating agencies stating that the Loan and other senior long term unsecured debt of the Company’s operating partnership shall have a rating of at least BBB from Standard & Poor’s or Fitch and/or Baa2 from Moody’s, and subject to financial and other covenants and conditions to be set forth in the definitive Loan documentation.

          In consideration of the Lenders fixing the interest rate on the Loan, the Company has delivered to the Lenders an interest rate standby fee in the form of a $6.0 million letter of credit. Upon the closing of the Loan, this fee will be returned to the Company. If the Lenders terminate their obligations under the commitment letters and determine in their reasonable judgment that the Company failed to make a good faith effort to satisfy the conditions to closing, or the Company revokes the commitment letters, the Lenders will be entitled to the interest rate standby fee, for which the Lenders may draw upon the letter of credit to obtain payment. In addition, under such circumstances, the Lenders will be entitled to a termination fee, to the extent that such termination fee, which is generally based on the Lenders’ costs to unwind their commitments and the loss of their expected yield, exceeds the interest rate standby fee. The Company has also paid a nonrefundable fee of $0.2 million to the Lenders.

          The Lenders’ obligations under the commitment letters to provide the financing described above are subject to terms and conditions which are customary for a transaction of this type, including completion of the Lenders’ legal due diligence and entry into mutually satisfactory definitive agreements. The definitive Loan agreements will also contain customary terms and conditions. The Company will use a portion of the proceeds of the Loan to repay the existing first mortgage on the property, which the Company assumed upon its acquisition of Cherry Hill Mall in 2003. The existing mortgage will have a balance of approximately $70.0 million at closing, bears interest at 10.6% and matures in October 2005. The Company expects to use the remaining net proceeds to repay a portion of the outstanding balance under its unsecured revolving credit facility.

          In May 2005, the Company signed a definitive agreement to sell its four industrial properties.  The sale price is approximately $4.3 million.

Back to Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

          Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. Our portfolio currently consists of 56 properties in 12 states and includes 38 shopping malls, 13 power and strip centers and five office/industrial properties. The retail properties have a total of approximately 33.5 million square feet, of which we and partnerships in which we own an interest own approximately 26.3 million square feet.

          We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of March 31, 2005, held an 88.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 retail properties in our portfolio through unconsolidated partnerships with third parties. We hold a non-controlling interest in each unconsolidated partnership, and account for them using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

          We record the earnings from the unconsolidated partnerships using the equity method of accounting under the income statement caption entitled “Equity in income of partnerships” rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the balance sheet caption entitled “Investments in partnerships, at equity” (in the case of deficit investment balances, such amounts are recorded in “Investments in partnerships, deficit balances”). For further information regarding our unconsolidated partnerships, see Note 4 to the consolidated financial statements.

          We provide our management, leasing and development services through PREIT Services, LLC (“PREIT Services”), which develops and manages our wholly-owned properties, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not own an interest. Of our seven unconsolidated properties, we co-manage one of the properties and partners or their affiliates manage the remaining six properties. One of our key strategic long-term objectives is to obtain managerial control of all of our assets. Due to the nature of our existing partnership arrangements, we cannot anticipate when this objective will be achieved, if at all.

          Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements and percentage rents (rents that are based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing retail properties. We receive income from our unconsolidated real estate partnership investments, in which we have equity interests that range from 40% to 50%. We also receive income from PRI derived from the management and leasing services it provides to properties owned by third parties.

          Our net income available to common shareholders increased by $2.4 million to $8.0 million for the three month period ended March 31, 2005 from $5.6 million for the three month period ended March 31, 2004. The primary reason for the increase was our 2004 and 2005 property acquisitions, net of dispositions, which caused an increase in our real estate revenues, with a corresponding increase in property operating expenses, depreciation and amortization expense and interest expense for the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004.  Net income also increased due to a reduction in general and administrative expenses in the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004.

Back to Contents

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

2005 Acquisitions

          On March 31, 2005, we acquired the Gadsden Mall in Gadsden, Alabama, with 480,000 square feet, for a purchase price of approximately $58.8 million.  We funded the purchase price from our unsecured revolving credit facility (the “Credit Facility”).  Of the purchase price amount, $7.8 million was allocated to value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Building, an office building that we consider to be non-strategic, and which we have classified as held-for-sale for financial reporting purposes.

          In February 2005, we acquired Cumberland Mall in Vineland, New Jersey. The total purchase price was approximately $59.5 million, which included approximately $47.7 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price included approximately $11.0 million in units in our Operating Partnership (“OP Units”), which were valued based on the average of the closing price of our common shares on the ten consecutive trading days immediately before the closing date of the transaction. In a related transaction, we acquired an undeveloped 1.7 acre land parcel adjacent to Cumberland Mall for approximately $0.9 million in cash, which we have included in the aggregate $59.5 million purchase price. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. We also recorded a debt premium of $2.7 million in order to mark Cumberland Mall’s mortgage debt to market.

          PRI managed and leased Cumberland Mall since 1997. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George Rubin, a vice chairman and a trustee of the Company, controlled and had substantial ownership interests in Cumberland Mall Associates (a New Jersey limited partnership that owned Cumberland Mall) and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees evaluated the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

          We are actively involved in pursuing and evaluating a number of individual property and portfolio acquisition opportunities.

2004 Acquisitions

          In December 2004, we acquired Orlando Fashion Square in Orlando, Florida with 1.1 million square feet for approximately $123.5 million, including closing costs. The transaction was financed from borrowings made under our Credit Facility. Of the purchase price amount, $14.7 million was allocated to the value of in-place leases and $0.7 million was allocated to above-market leases.

          In May 2004, we acquired The Gallery at Market East II in Philadelphia, Pennsylvania with 334,400 square feet for a purchase price of $32.4 million. The purchase price was primarily funded from our Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases. This property is adjacent to The Gallery at Market East I. When combined with The Gallery at Market East I (acquired in 2003), we own 528,000 square feet of the total 1.1 million square feet in The Gallery at Market East.

          In May 2004, we acquired the remaining 27% ownership interest in New Castle Associates, the entity that owns Cherry Hill Mall in Cherry Hill, New Jersey, in exchange for 609,317 OP Units valued at $17.8 million.  We acquired our 73% ownership of New Castle Associates in April 2003. Prior to the closing of the acquisition of the remaining interest, each of the remaining partners of New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates on their remaining interests in New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates.

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

Back to Contents

          In March 2004, we acquired a 25 acre parcel of land in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel, which is zoned for commercial development, is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

Dispositions

          In January 2005, the Company sold a 0.2 acre parcel associated with Wiregrass Commons Mall for $0.1 million. The Company recognized a gain of $0.1 million on the sale of this parcel.

          In September 2004, we sold five properties for a sale price of $110.7 million. The properties were acquired in November 2003 in connection with a merger (the “Merger”) with Crown American Realty Trust (“Crown”), and were among six of the 26 properties acquired in the Merger that were considered to be non-strategic (the “Non-Core Properties”). The Non-Core Properties were classified as held-for-sale as of the date of the Merger.  The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. We used the proceeds from this sale primarily to repay amounts outstanding under our Credit Facility. We did not record a gain or loss on this sale for financial reporting purposes. The sixth Non-Core Property, Schuylkill Mall, remains designated as held for sale.

          In August 2004, we sold our 60% non-controlling ownership interest in Rio Grande Mall, a 166,000 square foot strip center in Rio Grande, New Jersey, to Freeco Development LLC, an affiliate of our partner in this property, for net proceeds of $4.1 million. We recorded a gain of approximately $1.5 million in the third quarter of 2004 from this transaction.

Pending Disposition

          In April 2005, we entered into a definitive agreement to sell Schuylkill Mall in Frackville, Pennsylvania for approximately $19.0 million.  After the repayment of a mortgage on the property of approximately $17.1 million, the net proceeds to the Company will be approximately $1.3 million, after closing costs and adjustments.

Development, Expansions and Renovations

          We are involved in a number of development and redevelopment projects that may require funding by us. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project may be governed by the partnership agreement or the covenants existing in our Credit Facility, which limit our involvement in such projects.

          In October 2004, we entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). We and our affiliates will not have any ownership interest in Valley View or Centaur. The MOU contemplates that (i) we will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 218 acre site (the “Site”) located 35 miles northwest of Pittsburgh, Pennsylvania, and (ii) we will acquire the Site and lease the Site to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. Valley View currently holds a series of purchase agreements to acquire the Site.

          Our acquisition of the Site and the construction of the racetrack require the issuance to Valley View of the sole license (the “Racing License”) remaining un-issued for a harness racetrack in Pennsylvania.  The construction of the casino requires the issuance to Valley View under the Pennsylvania Race Horse Development and Gaming Act of a license for Alternative Gaming. Valley View is not the sole applicant for the Racing License. Hearings on the applications have been completed and we are awaiting a decision by the Pennsylvania Harness Racing Commission. We are not able to predict whether or when Valley View will be issued the Racing License.

          Upon execution of the MOU, we paid approximately $1.0 million to Valley View, representing a portion of expenses incurred by or on behalf of Valley View prior to the execution of the MOU. The closing under one of the purchase agreements Valley View has entered into to acquire a portion of the Site occurred in May 2005. In the event that a decision has not been made regarding the issuance of the Racing License prior to the expiration of the remaining purchase agreements, and if the agreements are not further extended to a date after the issuance of the Racing License, Valley View may elect to acquire the portion of the Site covered by such agreements. In the event of one or more such closings, we will be required to pay to Valley View 20% of the acquisition costs (the “Acquisition Cost”) paid by Valley View. The Acquisition Cost consists of the purchase price payable under the agreements of approximately $3.3 million and costs associated with the purchase of the Property. If the Racing License is issued to Valley View after it has acquired the Site, Valley View will transfer the Site to PREIT, and we will pay to Valley View an amount equal to the Acquisition Cost less the 20% portion of the Acquisition Cost previously paid by us. If, due to the extension of the agreements or otherwise, the Racing License is issued to Valley View prior to the closings of the agreements, the agreements will be assigned to us and we, at the direction of Valley View, will then acquire the remaining portion of the Site for the Acquisition Cost.

Back to Contents

          Upon our acquisition of the Site, we will enter into a long-term ground lease with Valley View for the Site (the “Lease”). The Lease will obligate Valley View, as lessee, to pay all costs associated with the ownership and operation of the Site. We will pay, as a tenant allowance, an amount equal to 20% of the costs of such improvements subject to certain limitations, including the limitation that the total of all payments by us will not exceed $10 million. Valley View will also pay us a development fee of $3 million for customary development management services in connection with the development and construction of the racetrack, casino and related improvements.

OFF BALANCE SHEET ARRANGEMENTS

          We have no material off-balance sheet transactions other than the partnerships described in Note 4 to the consolidated financial statements and in the “Overview” section above.

Guarantees

          We and our subsidiaries have guaranteed the Credit Facility, which had $402.0 million outstanding at March 31, 2005.

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

          We have not entered into any other guarantees or tax protection agreements in connection with our merger, acquisition or disposition activities.

RELATED PARTY TRANSACTIONS

General

          PRI provides management, leasing and development services for 12 properties owned by partnerships in which certain officers and trustees of the Company and PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.3 million and $0.3 million for the three month periods ended March 31, 2005 and 2004, respectively. PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

Back to Contents

          We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers and trustees have an interest. Total rent expense under this lease was $0.4 million and $0.3 million for the three month periods ended March 31, 2005 and 2004, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families, own approximately a 50% interest in the Landlord.

          We use an airplane in which Ronald Rubin owns a fractional interest. We paid $29,000 and $60,000 in the quarters ended March 31, 2005 and 2004, respectively for flight time used by employees on Company-related business.

Acquisition of Cumberland Mall

          See also discussion under “Acquisitions, Dispositions and Development Activities.”

CRITICAL ACCOUNTING POLICIES

          Pursuant to Securities and Exchange Commission (“SEC”) disclosure guidance for “Critical Accounting Policies,” the SEC defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The critical accounting policies that we believe are critical to the preparation of the consolidated financial statements are set forth in our Annual Report on Form 10-K filed for the year ended December 31, 2004. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by our management in applying its critical accounting policies have not changed materially during 2005 and 2004, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

          In February 2005, we amended our unsecured revolving credit facility (the “Credit Facility”). Under the amended terms, the $500 million Credit Facility can be increased to $650 million under prescribed conditions, and the Credit Facility bears interest at a rate between 1.05% and 1.55% per annum over LIBOR based on our leverage. In determining our leverage, the capitalization rate used under the amended terms to calculate Gross Asset Value is 8.25%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The Credit Facility has positioned us with substantial liquidity to fund our business plan and to pursue strategic opportunities as they arise. The amended Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided that there is no event of default at that time. In 2005, we used $55.0 million from the Credit Facility to repay interest and principal outstanding on a second mortgage on Cherry Hill Mall and used $60.0 million to fund the Gadsden Mall acquisition.  At March 31, 2005, $402.0 million was outstanding under the Credit Facility, and we pledged $8.1 million under the Credit Facility as collateral for six letters of credit. The unused portion of the Credit Facility available to us was $89.9 million as of March 31, 2005.

Back to Contents

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

          The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph shall have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of March 31, 2005, the Company was in compliance with all of these debt covenants.

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

          In April 2005, we received commitments for a $200 million first mortgage loan from Prudential Mortgage Capital Company and Northwestern Mutual.  The loan, which will be secured by Cherry Hill Mall in Cherry Hill, New Jersey, will have an interest rate of 5.42% (which includes the cost to lock in the rate until closing) and will mature in October 2012.  Under the terms of the commitments, we will have the ability to convert this mortgage loan to a senior unsecured loan under prescribed conditions, including the achievement of a specified credit rating.

          We expect to close this financing in October 2005, subject to the negotiation of definitive loan documents and the satisfaction of customary closing conditions.  A portion of the loan proceeds will be used to repay the existing mortgage, which we assumed in connection with the purchase of Cherry Hill Mall in 2003.  The existing loan has an interest rate of 10.6% and will have a balance of approximately $70 million at the anticipated repayment date.

Back to Contents

Capital Resources

          We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Distributions made to common shareholders in the first quarter of 2005 were $19.7 million. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the Merger. We also believe that the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs for the foreseeable future, including recurring capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact our cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

•	unexpected changes in operations that could result from the integration of newly acquired properties;

•	increase in tenant bankruptcies reducing revenue and operating cash flows;

•	increase in interest expense as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;

•	increase in interest rates affecting our net cost of borrowing;

•	increase in insurance premiums and/or our portion of claims;

•	eroding market conditions in one or more of our primary geographic regions adversely affecting property operating cash flows; and

•	disputes with tenants over common area maintenance and other charges.

          We expect to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. We expect to have capital expenditures relating to leasing and property improvements in 2005 of approximately $90.9 million. In general, when the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. The following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage covenants;

•	increased interest rates affecting coverage ratios; and

•	reduction in our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios.

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

Mortgage Notes

          Mortgage notes payable, which are secured by 30 of our wholly-owned properties, including one property classified as held-for-sale, are due in installments over various terms extending to the year 2017, with interest at rates ranging from 4.95% to 10.60% and a weighted average interest rate of 7.36% at March 31, 2005.

          Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities of assets held-for-sale on the consolidated balance sheet.  We have one property classified as held-for-sale that is encumbered by a mortgage, Schuylkill Mall in Frackville, Pennsylvania. In December 2004, we completed a modification of the mortgage on Schuylkill Mall. The modification limits the monthly payments to interest plus any excess cash flow from the property after deducting management fees, leasing commissions and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. All other terms of the loan, including the interest rate of 7.25%, remained unchanged. The mortgage expires in December 2008, and had a balance of $17.1 million at March 31, 2005.

Back to Contents

          In connection with the Merger, we assumed from Crown approximately $443.8 million of a first mortgage loan secured by a portfolio of 15 properties. The mortgage loan has a balance of $433.2 million as of March 31, 2005.

Commitments Related to Development and Redevelopment

          We intend to invest approximately $65 million over the next two years in connection with the following four redevelopment projects: Capital City Mall, Camp Hill, Pennsylvania; Echelon Mall, Voorhees, New Jersey; New River Valley Mall, Christiansburg, Virginia and Patrick Henry Mall, Newport News, Virginia. We also intend to invest significant additional amounts in additional redevelopment projects over that period. We have invested $3.3 million in these projects through March 31, 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

Overview

          The results of operations for the three month periods ended March 31, 2005 and 2004 reflect changes primarily due to the acquisition and disposition of real estate properties. In first quarter of 2005, we acquired two retail properties (including one property that was acquired on the last day of the quarter).  In 2004, we acquired two retail properties and the remaining interest in Cherry Hill Mall that we did not already own, and disposed of five of the Non-Core Properties. Our results of operations include property operating results starting on the date on which each property was acquired.

          The amounts reflected as income from continuing operations in the table presented below reflect income from retail and industrial properties wholly owned by us or owned by partnerships that we consolidate for financial reporting purposes, with the exception of the retail properties that meet the classification of discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

          The following information summarizes our results of operations for the three month periods ended March 31, 2005 and 2004.

(in thousands of dollars)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	% Change 2004 to 2005

Real estate revenues	$102,341	$94,005	9%
Property operating expenses	(38,285)	(35,634)	7%
Management company revenue	1,439	2,061	(30)%
Interest and other income	190	254	(25)%
General and administrative expenses	(9,218)	(10,643)	(13)%
Interest expense	(19,356)	(17,807)	9%
Depreciation and amortization	(26,112)	(25,581)	2%
Equity in income of partnerships	1,650	1,765	(7)%
Gains on sales of interests in real estate	61	—	n/a
Minority interest in properties	(45)	(350)	(87)%
Minority interest in Operating Partnership	(1,432)	(784)	83%

Income from continuing operations	11,233	7,286	54%
Income from discontinued operations	165	1,677	(90)%

Net income	$11,398	$8,963	27%

Back to Contents

Real Estate Revenues

          Real estate revenues increased by $8.3 million, or 9%, in the first three months of 2005 as compared to the first three months of 2004 primarily due to property acquisitions. We record real estate revenues starting on the date on which each property was acquired. The Gallery at Market East II, acquired during the second quarter of 2004, provided $1.8 million of real estate revenues in the first quarter of 2005. Orlando Fashion Square, acquired during the fourth quarter of 2004, provided $3.7 million of real estate revenues in the first quarter of 2005. Cumberland Mall, acquired February 1, 2005, provided $1.9 million of real estate revenues in the first quarter of 2005. Real estate revenues from properties that were owned by the Company prior to January 1, 2004 increased by $0.9 million, primarily due to an increase of $1.4 million in lease termination income, offset by a $0.5 million decrease in base rents.

 Property Operating Expenses

          Property operating expenses increased by $2.7 million, or 7%, in the first three months of 2005 as compared to the first three months of 2004 primarily due to property acquisitions. We record property operating expenses starting on the date on which each property was acquired. Property operating expenses related to The Gallery at Market East II, Orlando Fashion Square and Cumberland Mall were $0.9 million, $1.7 million and $0.9 million in the first three months of 2005, respectively. Property operating expenses for properties that we acquired prior to January 1, 2004 decreased by $0.8 million, primarily due to a decrease in bad debt expense of $1.7 million, offset by a $0.5 million increase in utility expense, a $0.2 million increase in real estate taxes and a $0.2 million increase in snow removal expense.

General and Administrative Expenses

          In the first three months of 2005, general and administrative expenses decreased by $1.4 million, or 13%, compared to the first three months of 2004. Corporate payroll and related expenses decreased by $0.9 million, primarily related to the phase out of the Johnstown office, which formerly served as the headquarters for Crown American Realty Trust that we acquired in 2003. Other general and administrative expenses decreased by $0.5 million, which included a $0.2 million decrease in professional expenses, a $0.1 million decrease in the write off of development costs and a $0.2 million decrease in miscellaneous expenses.

Interest Expense

          Interest expense increased by $1.5 million, or 9%, in the first three months of 2005 as compared to the first three months of 2004.  Mortgage loan interest increased by $0.1 million.  This increase is primarily due to $0.5 million related to the assumption of mortgage debt in connection with the acquisition of the Cumberland Mall in 2005 and $0.5 million due to the substitution of two properties into the collateral pool that secures a mortgage loan with GE Capital Corporation in connection with the sale of two Non-Core properties that had previously been in the collateral pool and which had been classified as part of discontinued operations. In connection with the closing of the sale of the Non-Core Properties, West Manchester Mall and Martinsburg Mall were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The mortgage interest on the sold properties is accounted for in discontinued operations, and thus is not included in interest expense in the first three months of 2004. These mortgage loan interest increases were offset by a $0.5 million decrease in mortgage loan interest expense resulting from the Cherry Hill Mall and Wiregrass Commons mortgage loan repayments, and a $0.4 million decrease in interest paid on mortgage loans that were outstanding during all of the first three months of both 2005 and 2004 due to principal amortization. Bank loan interest increased by $1.5 million in the first three months of 2005 due to higher amounts outstanding under the Credit Facility.  The Credit Facility was used to fund the acquisitions of The Gallery at Market East II, Orlando Fashion Square and Gadsden Mall and was used to pay off mortgage loans secured by Cherry Hill Mall and Wiregrass Commons Mall.

Depreciation and Amortization

          Depreciation and amortization expense increased by $0.5 million, or 2%, in the first three months of 2005 as compared to the first three months of 2004 primarily due to $1.9 million related to newly acquired properties. Depreciation and amortization expense from properties that we owned prior to January 1, 2004 decreased by $1.6 million primarily because the expense in the first quarter of 2004 reflected a reallocation of the purchase price of certain properties acquired in 2003, as permitted under applicable accounting principles. Specifically, we reallocated a portion of the purchase price from land basis to depreciable building basis.  This resulted in additional depreciation expense in the first three months of 2004 of approximately $2.0 million. Excluding this one time adjustment, depreciation and amortization expense from properties that we owned prior to January 1, 2004 increased by $0.4 million primarily due to a higher asset base resulting from capital improvements to those properties.

Back to Contents

Discontinued Operations

          The Company has presented as discontinued operations the operating results of (i) the Non-Core Properties and (ii) the P&S Office Building acquired in connection with the Gadsden Mall transaction. Discontinued operations also includes an adjustment to the gain on the sale of the Company’s multifamily portfolio that was recorded in the first quarter of 2004.

          Property operating results, adjustments to gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the three months ended March 31,

(in thousands of dollars)	2005	2004

Operating results from discontinued operations	$186	$2,415

Adjustments to gains on sales of discontinued operations	—	(550)
Minority interest in properties	—	(8)
Minority interest in Operating Partnership	(21)	(180)

Income from discontinued operations	$165	$1677

          The Non-Core Properties were acquired in the Merger in November 2003. Five of these properties were sold in September 2004. The sixth property remains held for sale.

          The adjustment to the gain on sale of discontinued operations was due to additional costs that we incurred in the first quarter of 2004 in connection with the sale of the wholly-owned multifamily properties portfolio that took place in mid-2003.

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

          The following table presents net operating income results for the three months ended March 31, 2005 and 2004. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (Same Store) exclude the results of properties acquired or disposed of during the periods presented. Same store NOI for the Company’s retail portfolio increased by 2.4% for the first three months of 2005 as compared to the first three months of 2004.

Back to Contents

	Three Months Ended

(in thousands of dollars)	March 31, 2005	March 31, 2004

Net income	$11,398	$8,963
Adjustments:
Depreciation and amortization:
Wholly owned and consolidated partnerships	26,112	25,581
Unconsolidated partnerships	1,151	1,078
Interest expense
Wholly owned and consolidated partnerships	19,356	17,807
Unconsolidated partnerships	2,040	2,050
Discontinued operations	311	892
Minority interest in Operating Partnership
Continuing operations	1,432	784
Discontinued operations	21	180
Minority interest in properties
Continuing operations	45	350
Discontinued operations	—	8
Gains on sales of interests in real estate	(61)	—
Adjustments to gains on sale of discontinued operations	—	550
General and administrative expenses	9,218	10,643
Management company revenue	(1,439)	(2,061)
Interest and other income	(190)	(254)

Net operating income	$69,394	$66,571

Same store retail properties	$65,239	$63,700
Same store industrial properties	109	84
Non-same store properties	4,046	2,787

Net operating income	$69,394	$66,571

FUNDS FROM OPERATIONS

          The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure, as income before gains (losses) on sales of properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

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

          We believe that net income is the most directly comparable GAAP measurement to FFO. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring items that are considered extraordinary under GAAP, gains on sales of real estate and depreciation and amortization of real estate.

Back to Contents

          FFO increased 8.2% to $36.2 million for the three months ended March 31, 2005, as compared to $33.4 million for the three months ended March 31, 2004. The increase was primarily due to operating results attributable to properties acquired in 2005 and 2004 and decreased general and administrative expenses, offset by decreases caused by the sale of five of the Non-Core Properties in September 2004.

          The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars, except per share amounts)	For the three months ended March 31, 2005	Per share (including OP Units)	For the three months ended March 31, 2004	Per share (including OP Units)

Net income	$11,398	$0.28	$8,963	$0.23
Minority interest in Operating Partnership (continuing operations)	1,432	0.03	784	0.02
Minority interest in Operating Partnership (discontinued operations)	21	—	180	—
Dividends on preferred shares	(3,403)	(0.08)	(3,403)	(0.09)
Gains on sales of interests in real estate	(61)	—	—	—
Adjustments to gains on sale of real estate	—	—	550	0.01
Depreciation and amortization:
Wholly-owned and consolidated partnership (1)	25,641	0.63	25,279	0.65
Unconsolidated partnerships	1,151	0.03	1,078	0.03

Funds from operations (2)	$36,179	$0.89	$33,431	$0.85

Weighted average number of shares outstanding	35,972		35,403
Weighted average effect of full conversion of OP units	4,584		3,836

Total weighted average shares outstanding, including OP units	40,556		39,239

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $1.0 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively.

CASH FLOWS

          Net cash provided by operating activities totaled $21.6 million for the first three months of 2005, compared to $30.9 million provided in the first three months of 2004. Cash provided by operating activities in the first three months of 2005 as compared to the first three months of 2004 was favorably impacted by the acquisitions of The Gallery at Market East II and Orlando Fashion Square in 2004 and the 2005 acquisition of Cumberland Mall, offset by the sale of five Non-Core Properties in September 2004, and increased incentive compensation payments (including a $5.0 million payment related to an executive long term incentive compensation plan that was made in the first quarter of 2005).

          Cash flows used by investing activities were $72.4 million for the three months ended March 31, 2005, compared to $25.1 million for the three months ended March 31, 2004.  Investment activities in the first three months of 2005 reflect investment in real estate of $61.1 million, relating to the acquisitions of Gadsden Mall and Cumberland Mall.  Investment activities also reflect investment in real estate improvements of $5.1 million and investment in construction in progress of $2.8 million, increase in cash escrows of $3.1 million, capitalized leasing costs of $0.8 million and investment in corporate leasehold improvements of $0.9 million.

Back to Contents

          Cash flows provided by financing activities were $40.8 million for the three months ended March 31, 2005 compared to $16.3 million used by financing activities for the three months ended March 31, 2004. Cash flows used by financing activities in the first three months of 2005 were impacted by Credit Facility borrowings of $131.0 million to fund the acquisition of Gadsden Mall, the repayment of a second mortgage on Cherry Hill Mall, and other working capital requirements, offset by distributions paid of $25.6 million, net shares issued of $0.4 million, deferred financing costs paid of $1.3 million, and principal installments on mortgage notes payable of $4.9 million.

COMMITMENTS

          At March 31, 2005, we had approximately $18.4 million committed to complete current development and redevelopment projects. Total expected costs for projects with such commitments are $46.0 million. We expect to finance these amounts through borrowings under the Credit Facility or through short-term construction loans.

          In connection with the Merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. We consolidate our 89% ownership in these partnerships for financial reporting purposes. The retained interests entitle Crown’s former operating partnership to a quarterly cumulative preferred distribution of $184,300 and are subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this agreement, we have the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) and Crown’s former operating partnership has the right to contribute the retained interests to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown’s former operating partnership.

CONTINGENT LIABILITIES

          In June and July, respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. We understand that IBC has recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, we understand that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million, which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. We believe that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC, and has taken actions to preserve its rights with respect to such insurance. Based upon discussions to date, the Company believes that any exposure, after insurance recoverables, will be within the range of $0 to $2 million.

          Our management is aware of certain environmental matters at some of our properties, including ground water contamination, above-normal radon levels, the presence of asbestos containing materials and lead-based paint. We have, in the past, performed remediation of such environmental matters, and our management is not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. Although our management does not expect these matters to have any significant impact on our liquidity or results of operations, we can make no assurances that the amounts that have been reserved for these matters of $0.2 million will be adequate to cover future environmental costs. We have insurance coverage for environmental claims up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

Back to Contents

LITIGATION

          In April 2002, a partnership in which we hold a 50% interest filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court’s decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court’s decision. We are not in a position to predict the outcome of the Superior Court’s determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

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

FORWARD LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

Back to Contents

•	general economic, financial and political conditions, including the possibility of war or terrorist attacks;

•	changes in local market conditions or other competitive factors;

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;

•	risks relating to development and redevelopment activities, including construction;

•	our ability to maintain and increase property occupancy and rental rates;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	dependence on our tenants’ business operations and their financial stability;

•	possible environmental liabilities;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to obtain insurance at a reasonable cost;

•	our ability to raise capital through public and private offerings of debt and/or equity securities and other financing risks, including the availability of adequate funds at reasonable cost; and

•	our short- and long-term liquidity position.

          Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2005 in the section entitled “Item 1. Business -- Risk Factors.” We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

          Except as the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Form 10-Q to “PREIT Associates” refer to PREIT Associates, L.P.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          The Company is exposed to interest rate changes associated with variable rate debt as well as refinancing risk on its fixed rate debt. The Company attempts to limit its exposure to some or all of these market risks through the use of various financial instruments. There were no significant changes in the Company’s market risk exposures during the first three months of 2005. These activities are discussed in further detail in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls And Procedures.

          We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005, and have concluded as follows:

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

          In April 2002, a partnership in which the Company holds a 50% interest filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Power Center Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court’s decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court’s decision. The Company is not in a position to predict the outcome of the Superior Court’s determination of damages or its ultimate effect on the construction of the Christiana Power Center Phase II project.

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

          On February 1, 2005, PREIT Associates issued 272,859 Class A Units to the former partners of Cumberland Mall Associates as partial consideration for the acquisition of all the interests in Cumberland Mall Associates.

          All of the foregoing Units were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act.

Back to Contents

Issuer Purchases of Equity Securities

          The following table shows the total number of shares that we acquired in the first three months of 2005 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees’ use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2005	—	$—	—	—
February 1 – February 28, 2005	21,089	42.11	—	—
March 1 – March 31, 2005	—	—	—	—

Total	21,089	$42.11	—	—

Back to Contents

Item 6. Exhibits

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*               Filed herewith.

Back to Contents

SIGNATURE OF REGISTRANT

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

May 9, 2005	By: /s/ RONALD RUBIN

Ronald Rubin
Chief Executive Officer

By: /s/ ROBERT F. MCCADDEN

Robert F. McCadden
Executive Vice President and Chief Financial Officer

By: /s/ DAVID J. BRYANT

David J. Bryant
Senior Vice President and Treasurer
(Principal Accounting Officer)