Form 10-Q
period 2005-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2005-08-09
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Shares of beneficial interest outstanding at August 1, 2005: 36,599,371

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Back to Contents

Part I – Financial Information
Item 1. Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)

	June 30, 2005	December 31, 2004

ASSETS:	(Unaudited)	(Unaudited)
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,620,354	$2,510,256
Land held for development	5,938	9,863
Construction in progress	36,182	10,952

Total investments in real estate	2,662,474	2,531,071
Less: accumulated depreciation	(185,058)	(148,759)

Net investments in real estate	2,477,416	2,382,312

INVESTMENTS IN PARTNERSHIPS, at equity	27,282	27,244

	2,504,698	2,409,556
OTHER ASSETS:
Assets held for sale	17,498	15,321
Cash and cash equivalents	25,719	40,044
Rents and other receivables (net of allowance for doubtful accounts of $9,787 and $9,394, at June 30, 2005 and December 31, 2004, respectively)	31,626	31,982
Intangible assets (net of accumulated amortization of $53,844 and $38,333 at June 30, 2005 and December 31, 2004, respectively)	174,376	171,850
Deferred costs and other assets	65,200	62,650

Total assets	$2,819,117	$2,731,403

LIABILITIES:
Mortgage notes payable	$1,112,318	$1,145,079
Debt premium on mortgage notes payable	49,163	56,135
Bank loan payable	431,000	271,000
Liabilities related to assets held for sale	18,437	18,564
Tenants' deposits and deferred rents	12,876	13,457
Investments in partnerships, deficit balances	14,548	13,758
Accrued expenses and other liabilities	67,136	76,975

Total liabilities	1,705,478	1,594,968

MINORITY INTEREST
Minority interest in properties	3,309	3,585
Minority interest in Operating Partnership	136,782	128,384

Total minority interest	140,091	131,969

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 36,512,000 shares at June 30, 2005 and 36,272,000 shares at December 31, 2004, respectively	36,512	36,272
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475,000 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004, respectively	25	25
Capital contributed in excess of par	907,957	899,506
Deferred compensation	(15,194)	(7,737)
Accumulated other comprehensive loss	(6,961)	(1,821)
Retained earnings	51,209	78,221

Total shareholders' equity	973,548	1,004,466

Total liabilities, minority interest and shareholders’ equity	$2,819,117	$2,731,403

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

REVENUE:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Real estate revenues:
Base rent	$66,586	$61,944	$132,476	$123,203
Expense reimbursements	30,141	27,995	60,690	56,513
Percentage rent	2,156	1,311	4,490	3,484
Lease termination revenues	584	961	2,022	988
Other real estate revenues	2,284	2,070	4,290	4,001

Total real estate revenues	101,751	94,281	203,968	188,189
Management company revenues	1,312	1,736	2,751	3,799
Interest and other income	254	432	444	685

Total revenues	103,317	96,449	207,163	192,673

EXPENSES:
Property operating expenses:
Property payroll and benefits	(6,891)	(5,498)	(13,476)	(12,195)
Real estate and other taxes	(9,989)	(9,331)	(19,480)	(17,903)
Utilities	(7,549)	(7,019)	(14,892)	(13,341)
Other operating expenses	(13,593)	(12,452)	(28,443)	(26,484)

Total property operating expenses	(38,022)	(34,300)	(76,291)	(69,923)

Depreciation and amortization	(27,483)	(23,957)	(53,583)	(49,526)
General and administrative expenses:
Corporate payroll and benefits	(6,603)	(7,226)	(13,727)	(15,255)
Other general and administrative expenses	(4,041)	(4,316)	(6,136)	(6,929)

Total general and administrative expenses	(10,644)	(11,542)	(19,863)	(22,184)
Interest expense	(20,086)	(17,757)	(39,442)	(35,565)

Total expenses	(96,235)	(87,556)	(189,179)	(177,198)

Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	7,082	8,893	17,984	15,475

Equity in income of partnerships	1,968	1,648	3,618	3,413
Gains on sales of interests in real estate	636	—	697	—

Income before minority interest and discontinued operations	9,686	10,541	22,299	18,888
Minority interest in properties	(40)	(147)	(85)	(496)
Minority interest in Operating Partnership	(1,114)	(1,045)	(2,534)	(1,822)

Income from continuing operations	8,532	9,349	19,680	16,570
Discontinued operations:
Operating results from discontinued operations	412	2,279	694	4,766
Adjustments to gains on sales of real estate	—	—	—	(550)
Minority interest in properties	—	(7)	—	(15)
Minority interest in Operating Partnership	(47)	(229)	(79)	(416)

Income from discontinued operations	365	2,043	615	3,785

Net income	8,897	11,392	20,295	20,355
Dividends on preferred shares	(3,403)	(3,403)	(6,806)	(6,806)

Net income available to common shareholders	$5,494	$7,989	$13,489	$13,549

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
EARNINGS PER SHARE
(in thousands of dollars, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income from continuing operations	$8,532	$9,349	$19,680	$16,570
Dividends on preferred shares	(3,403)	(3,403)	(6,806)	(6,806)

Income from continuing operations available to
common shareholders	5,129	5,946	12,874	9,764
Dividends on unvested restricted shares	(263)	(352)	(505)	(352)

Income from continuing operations used to
calculate earnings per share	$4,866	$5,594	$12,369	$9,412

Income from discontinued operations	$365	$2,043	$615	$3,785

Basic earnings per share:
Income from continuing operations	$0.14	$0.16	$0.34	$0.26
Income from discontinued operations	0.01	0.06	0.02	0.11

	$0.15	$0.22	$0.36	$0.37

Diluted earnings per share:
Income from continuing operations	$0.13	$0.15	$0.34	$0.26
Income from discontinued operations	0.01	0.06	0.02	0.11

	$0.14	$0.21	$0.36	$0.37

(in thousands)
Weighted-average shares outstanding – basic	36,025	35,517	35,999	35,460
Effect of common share equivalents	320	220	301	254

Weighted-average shares outstanding – diluted	36,345	35,737	36,300	35,714

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	June 30,

	2005	2004

Cash Flows from Operating Activities:	(Unaudited)	(Unaudited)
Net income	$20,295	$20,355
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	38,768	38,783
Amortization of in-place lease assets	14,107	10,550
Amortization of leasing commissions	720	193
Amortization of above-market lease assets	1,413	1,448
Amortization of below-market lease assets	(1,089)	(1,084)
Amortization of deferred financing costs	894	858
Amortization of debt premium	(9,676)	(9,713)
Straight-line rent adjustments	(2,032)	(2,516)
Equity in income of partnerships in excess of distributions	—	(886)
Provision for doubtful accounts	1,278	4,827
Amortization of deferred compensation	1,476	1,338
Minority interest	2,698	2,885
(Gains) adjustments to gains on sales of interests in real estate	(697)	550
Change in assets and liabilities:
Net change in other assets	7,624	4,622
Net change in other liabilities	(15,358)	(18,580)

Net cash provided by operating activities	60,421	53,630

Cash Flows from Investing Activities:
Investments in wholly-owned real estate acquisitions, net of cash acquired	(65,008)	(32,784)
Investments in wholly-owned real estate improvements	(20,008)	(10,786)
Investments in construction in progress	(20,801)	(9,984)
Investments in partnerships	(275)	(3,269)
Increase in cash escrows	(5,050)	(5,874)
Capitalized leasing costs	(1,762)	(1,053)
Investment in leasehold improvements	(2,105)	(1,767)
Cash distributions from partnerships
in excess of equity in income	1,094	—
Cash proceeds from sales of wholly-owned real estate	68	—

Net cash used in investing activities	(113,847)	(65,517)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(9,534)	(9,121)
Repayment of mortgage notes payable	(58,791)	—
Borrowing from unsecured revolving Credit Facility	160,000	49,000
Payment of deferred financing costs	(1,613)	(101)
Shares of beneficial interest issued	4,519	6,805
Shares of beneficial interest retired	(3,075)	(1,022)
Distributions paid to common shareholders	(40,501)	(38,648)
Distributions paid to preferred shareholders	(6,806)	(6,806)
Distributions paid to OP Unit holders and
minority partners	(5,098)	(5,021)

Net cash provided by (used in) financing activities	39,101	(4,914)

Net change in cash and cash equivalents	(14,325)	(16,801)
Cash and cash equivalents, beginning of period	40,044	42,837

Cash and cash equivalents, end of period	$25,719	$26,036

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

1.	BASIS OF PRESENTATION:

     Pennsylvania Real Estate Investment Trust ("PREIT" or the "Company") prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT's Annual Report on Form 10-K for the year ended December 31, 2004. In management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

     The Company, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. The Company's portfolio consisted of 56 properties in 12 states and included 38 shopping malls, 13 power and strip centers and five office/industrial properties as of June 30, 2005. As further described in Note 11, subsequent to June 30, 2005, the Company disposed of four industrial properties and its partnership interest in one shopping mall.

     The Company’s primary business is owning and operating shopping malls and power and strip centers. The Company evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or evaluate its consolidated operations on a geographic basis. No individual property constitutes more than 10% of the Company’s consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of the centers, the tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of the Company’s consolidated revenue and none of the shopping centers are located outside the United States.

     The Company's interests in its properties are held through PREIT Associates, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2005, the Company held an 88.6% interest in the Operating Partnership and consolidated it for financial reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

EITF Issue No. 04-05

     In June 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). This consensus applies to voting right entities not within the scope of FIN No. 46(R) in which the investor is the general partner(s) in a limited partnership or functional equivalent. EITF 04-05 concludes that the general partner(s) in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have certain substantial rights, as defined.

     EITF 04-05 became effective upon ratification by the Financial Accounting Standards Board (“FASB”) on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which partnership agreements are modified after that date. For general partners in all other limited partnerships, the effective date is no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has commenced its evaluation of the impact of applying the provisions of EITF 04-05 to its existing unconsolidated partnerships, and has not yet determined if the adoption will have a material impact on its consolidated financial statements.

SFAS No. 153

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets” (“SFAS No. 153”). This Statement amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“Opinion No. 29”), which established the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amended Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges for nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe SFAS No. 153 will have a material effect on its future results of operations.

SFAS No.123(R) and SAB No. 107

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

Back to Contents

3.	REAL ESTATE ACTIVITIES:

     Investments in real estate as of June 30, 2005 and December 31, 2004 were comprised of the following:

(in thousands of dollars)	June 30, 2005	December 31, 2004

Buildings and improvements	$2,256,310	$2,135,264
Land	406,164	395,807

Total investments in real estate	2,662,474	2,531,071
Less: accumulated depreciation	(185,058)	(148,759)

Net investments in real estate	$2,477,416	$2,382,312

Acquisitions

     The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

2005 Acquisitions

     In May 2005, the Company exercised its option to purchase approximately 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for a purchase price of $5.9 million. The Company used available working capital to fund this purchase.

     In March 2005, the Company acquired the Gadsden Mall in Gadsden, Alabama, with 480,000 square feet, for a purchase price of approximately $58.8 million. The Company funded the purchase price from its unsecured revolving Credit Facility (the “Credit Facility”). Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, a 40,000 square foot office building that the Company considers to be non-strategic, and which the Company has classified as held-for-sale for financial reporting purposes.

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

     PRI managed and leased Cumberland Mall since 1997 for Cumberland Mall Associates. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George F. Rubin, a vice chairman and a trustee of the Company, controlled and had substantial ownership interests in Cumberland Mall Associates and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees was organized to evaluate the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

Back to Contents

2004 Acquisitions

     In December 2004, the Company acquired Orlando Fashion Square in Orlando, Florida, with 1.1 million square feet, for approximately $123.5 million in cash, including closing costs. The transaction was financed using the Credit Facility. Of the purchase price amount, $14.7 million was allocated to the value of in-place leases and $0.7 million was allocated to above-market leases.

     In May 2004, the Company acquired The Gallery at Market East II in Philadelphia, Pennsylvania, with 334,400 square feet, for a purchase price of $32.4 million. The purchase price was primarily funded from the Credit Facility. Of the purchase price amount, $4.5 million was allocated to the value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases.

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

     Pan American Associates, a former limited partner of New Castle Associates, is controlled by Ronald Rubin and George F. Rubin. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partnership interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partnership interest in New Castle Associates. In addition, Ronald Rubin and George F. Rubin are beneficiaries of a trust that had a 7.66% indirect limited partnership interest in New Castle Associates.

Dispositions

     In May 2005, pursuant to an option granted to the tenant in a 1994 ground lease agreement, the Company sold a 13.5 acre parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot USA, Inc. for $12.5 million. The Company recognized a gain of $0.6 million on the sale of this parcel.

     In January 2005, the Company sold a 0.2 acre parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million. The Company recognized a gain of $0.1 million on the sale of this parcel.

     In September 2004, the Company sold five properties for a sale price of $110.7 million. The properties were acquired in November 2003 in connection with a merger (the “Merger”) with Crown American Realty Trust (“Crown”), and were among six of the 26 properties acquired in the Merger that were considered to be non-strategic (the “Non-Core Properties”). The Non-Core Properties were classified as held-for-sale as of the date of the Merger. The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. The Company used the proceeds from this sale primarily to repay amounts outstanding under the Credit Facility. The Company did not record a gain or loss on this sale for financial reporting purposes. The sixth Non-Core Property, Schuylkill Mall, remains designated as held for sale.

Discontinued Operations

     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” the Company has presented as discontinued operations the operating results of (i) the Non-Core Properties and (ii) the P&S Office Building acquired in connection with the Gadsden Mall transaction, and (iii) the industrial properties. Discontinued operations also includes an adjustment to the gain on the sale of the Company’s multifamily portfolio that was recorded in the first quarter of 2004.

Back to Contents

     The following table summarizes revenue and expense information for the Non-Core Properties, the industrial properties, the P&S Office Building and the adjustment to the gain on the sale of the multifamily portfolio:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands of dollars)	2005	2004	2005	2004

Real estate revenues	$1,467	$7,230	$2,939	$14,863
Expenses:
Property operating expenses	(745)	(4,058)	(1,612)	(8,301)
Interest expense	(310)	(880)	(620)	(1,771)
Depreciation and amortization	—	(13)	(13)	(25)

Total expenses	(1,055)	(4,951)	(2,245)	(10,097)

Operating results from discontinued operations	412	2,279	694	4,766
Adjustment to gains on sales of real estate	—	—	—	(550)
Minority interest	(47)	(236)	(79)	(431)

Income from discontinued operations	$365	$2,043	$615	$3,785

Development Activity

     As of June 30, 2005, the Company had capitalized $10.5 million related to construction and development activities. Of this amount, $9.0 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, and the remaining $1.5 million is included in investments in partnerships, at equity. Deposits on land purchase contracts were $640,000 at June 30, 2005, of which $590,000 were non-refundable.

     In June 2005, the Company acquired a 28 acre parcel in New Garden Township, Pennsylvania for approximately $4.3 million in cash, including closing costs.

     In May 2005, the Company acquired a 43 acre parcel in Lacey Township, New Jersey for approximately $9.0 million in cash, including closing costs.

     In October 2004, the Company entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). The Company and its affiliates will not have any ownership interest in Valley View or Centaur. The MOU contemplates that (i) the Company will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 218 acre site (the “Site”) located 35 miles northwest of Pittsburgh, Pennsylvania, and (ii) the Company will acquire the Site and lease the Site to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. Valley View owns one 14 acre parcel and holds a series of purchase agreements to acquire the balance of the Site.

     The Company’s acquisition of the Site and the construction of the racetrack require the issuance to Valley View of the sole license (the “Racing License”) remaining unissued for a harness racetrack in Pennsylvania.  The construction of the casino requires the issuance to Valley View, under the Pennsylvania Race Horse Development and Gaming Act, of a license for Alternative Gaming. Valley View is not the sole applicant for the Racing License. There have been a number of hearings on the applications, and the Company has been advised that additional hearings may occur before a decision is made by the Pennsylvania Harness Racing Commission. The Company is not able to predict whether or when Valley View will be issued the Racing License.

     Upon execution of the MOU, the Company paid approximately $1.0 million to Valley View, representing a portion of the expenses incurred by or on behalf of Valley View prior to the execution of the MOU. Valley View closed on one of the purchase agreements to acquire a portion of the Site in May 2005 prior to its expiration. In the event that a decision has not been made regarding the issuance of the Racing License prior to the expiration of the remaining purchase agreements, and if the agreements are not further extended to a date after the issuance of the Racing License, Valley View may elect to acquire the portion of the Site covered by such remaining agreements. In the event of one or more such closings, the Company will be required to pay to Valley View 20% of the acquisition costs (the “Acquisition Cost”) paid by Valley View. The Acquisition Cost consists of the purchase price payable under the agreements, together with other settlement costs, totaling approximately $3.3 million. If the Racing License is issued to Valley View after it has acquired the Site, Valley View will transfer the Site to the Company, and the Company will pay to Valley View an amount equal to the Acquisition Cost less the 20% portion of the Acquisition Cost previously paid by the Company. If, due to the extension of the agreements or otherwise, the Racing License is issued to Valley View prior to the closings of the agreements, the agreements will be assigned to the Company, and the Company, at the direction of Valley View, will then acquire the remaining portion of the Site for the Acquisition Cost.

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

Capitalization of Costs

     Costs incurred related to development and redevelopment projects for interest, real estate taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred.  The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects. The Company capitalized interest of $0.5 million and $0.3 million, for the three month periods ended June 30, 2005 and 2004, respectively, and $0.9 million and $0.6 million for the six month periods ended June 30, 2005 and 2004, respectively. The Company capitalized salaries and benefits of $0.4 million and $0.3 million, for the three month periods ended June 30, 2005 and 2004, respectively, and $0.8 million and $0.6 million for the six month periods ended June 30, 2005 and 2004, respectively. The Company capitalized real estate taxes of $0.1 million and $0.2 million for the three month periods ended June 30, 2005 and 2004, respectively, and $0.1 million and $0.2 million for the six month periods ended June 30, 2005 and June 30, 2004, respectively.

     The Company capitalizes payments made to obtain an option to acquire real property.  All other related costs that are incurred before acquisition are capitalized if the acquisition of the property or of an option to acquire the property is probable.  Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired.

     The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.  The Company capitalized $0.8 million and $0.7 million of such compensation-related costs for the three month periods ended June 30, 2005 and 2004 respectively, and $1.8 million and $1.1 million for the six month periods ended June 30, 2005 and 2004, respectively.

4.	INVESTMENTS IN PARTNERSHIPS:

     The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
(in thousands of dollars)
Assets
Investments in real estate, at cost:
Retail properties	$248,764	$247,161
Construction in progress	1,506	1,506

Total investments in real estate	250,270	248,667
Less: accumulated depreciation	(71,925)	(68,670)

	178,345	179,997
Cash and cash equivalents	4,892	8,170
Deferred costs, and other assets	27,845	28,181

Total assets	211,082	216,348

Liabilities and partners’ equity
Mortgage notes payable	217,295	219,575
Other liabilities	10,003	11,072

Total liabilities	227,298	230,647

Net deficit	(16,216)	(14,299)
Less: partners’ share	(8,311)	(7,310)

Company’s share	(7,905)	(6,989)
Excess investment (1)	11,778	11,912
Advances	8,861	8,563

Net investments and advances	$12,734	$13,486

Investment in partnerships, at equity	$27,282	$27,244
Deficit investments in partnerships
included in accrued expenses and other liabilities	(14,548)	(13,758)

	$12,734	$13,486

(1)	Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “equity in income of partnerships.”

Back to Contents

     The following table summarizes the Company's equity in income of partnerships for the three and six month periods ended June 30, 2005 and 2004:

(in thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Gross revenues from real estate	$14,474	$14,600	$29,007	$29,212

Expenses:
Property operating expenses	(4,190)	(4,515)	(8,900)	(9,149)
Interest expense	(4,136)	(4,402)	(8,278)	(8,590)
Depreciation and amortization	(1,983)	(2,252)	(4,200)	(4,392)

Total expenses	(10,309)	(11,169)	(21,378)	(22,131)

Net income	4,165	3,431	7,629	7,081
Partners' share	(2,125)	(1,754)	(3,872)	(3,584)

Company's share	2,040	1,677	3,757	3,497
Amortization of excess investment	(72)	(29)	(139)	(84)

Equity in income of partnerships	$1,968	$1,648	$3,618	$3,413

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

Back to Contents

5.     MORTGAGE NOTES AND BANK LOAN PAYABLE:

     In April 2005, the Company signed commitment letters with each of Prudential Mortgage Capital Company and Northwestern Mutual pursuant to which these lenders, on a several basis, have offered to provide to the Company a $200 million first mortgage loan secured by Cherry Hill Mall in Cherry Hill, New Jersey, a property owned by a subsidiary of the Company (the “Cherry Hill Loan”). The Company anticipates that the closing of the Cherry Hill Loan will take place in September 2005. The Cherry Hill Loan will have an interest rate of 5.42% per annum (which includes the cost to lock in the interest rate until closing), will be repaid based on a 30 year amortization schedule and will mature in October 2012. The lenders’ obligations under the commitment letters are subject to terms and conditions which are customary for a transaction of this type, including completion of the lenders’ legal due diligence and entry into mutually satisfactory definitive agreements. The definitive loan agreements will also contain customary terms and conditions. The Company will use a portion of the proceeds of the Cherry Hill Loan to repay the existing first mortgage loan on the property, which the Company assumed upon its acquisition of Cherry Hill Mall in 2003. The existing first mortgage loan will have a balance of approximately $70.0 million at closing, bears interest at 10.6% and matures in October 2005. The Company expects to use the remaining net proceeds to repay a portion of the outstanding balance under the Credit Facility. In February 2005, the Company repaid a $59.0 million second mortgage loan on Cherry Hill Mall, using $55.0 million from its Credit Facility.

     In February 2005, the Company amended its Credit Facility. Under the amended terms, the $500 million Credit Facility can be increased to $650 million under prescribed conditions, and the Credit Facility bears interest at a rate between 1.05% and 1.55% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used under the amended terms to calculate Gross Asset Value is 8.25%. At June 30, 2005, $431.0 million was outstanding under the Credit Facility, and the Company pledged $18.0 million under the Credit Facility as collateral for five letters of credit. The unused portion of the Credit Facility available to the Company was $51.0 million as of June 30, 2005.

Back to Contents

6.	COMPREHENSIVE INCOME:

     The following table sets forth the computation of comprehensive income for the three and six month periods ended June 30, 2005 and 2004:

(in thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$8,897	$11,392	$20,295	$20,355
Other comprehensive loss (1)	(5,158)	—	(5,158)	—
Other comprehensive income (2)	9	42	18	119

Total comprehensive income	$3,748	$11,434	$15,155	$20,474

(1)	Represents effective portion of change in fair value of forward starting swap agreements entered into by the Company in May 2005.
(2)	Represents amortization of deferred hedging costs associated with completed development activities, and write off of deferred hedging costs associated with terminated development activities.

7.	CASH FLOW INFORMATION:

     Cash paid for interest was $49.5 million (net of capitalized interest of $0.9 million) and $46.2 million (net of capitalized interest of $0.6 million), respectively, for the six months ended June 30, 2005 and 2004, respectively.

Significant non-cash transactions

     As described in Note 3, in connection with the sale of a 13.5 acre parcel in May 2005, the buyer, Home Depot USA, assumed the $12.5 million mortgage loan on the parcel.

     In connection with the acquisition of Cumberland Mall in February 2005, the Company assumed mortgage loans of approximately $47.7 million and issued OP Units valued at $11.0 million.

     In March 2004, the Company issued 279,910 units in its operating partnership (“OP Units”) valued at $10.2 million to certain former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company’s other executive officers, the “TRO Affiliates”) in connection with the Company’s acquisition of The Rubin Organization in 1997. The details of this transaction are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

8.	RELATED PARTY TRANSACTIONS:

General

     PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers and trustees of the Company and PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.2 million and $0.3 million for the three month periods ended June 30, 2005 and 2004, respectively, and $0.5 million and $0.6 million for the six month periods ended June 30, 2005 and 2004, respectively.

     The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers and trustees of the Company have an interest. Total rent expense under this lease was $0.4 million and $0.3 million for the three months ended June 30, 2005 and 2004, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families, own approximately a 50% interest in the Landlord.

     The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $36,000 and $9,000 in the three months ended June 30, 2005 and 2004, respectively, and $77,000 and $69,000 in the six months ended June 30, 2005 and 2004, respectively, for flight time used by employees on Company-related business.

Back to Contents

The Rubin Organization

     See Note 7 under "Significant non-cash transactions."

New Castle Associates

     See Note 3 under “2004 Acquisitions.”

Cumberland Mall

     See Note 3 under “2005 Acquisitions.”

9.	COMMITMENTS AND CONTINGENCIES:

Development Activities

     The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a partner, the Company's flexibility in funding the project may be governed by the partnership agreement or the covenants existing in its Credit Facility, which limit the Company's involvement in partnership projects. At June 30, 2005, the Company had approximately $27.7 million committed to complete current development and redevelopment projects, which is expected to be financed through the Credit Facility or through short-term construction loans.

Legal Actions

     In June and July respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross ("IBC") for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC's Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. The Company understands that IBC has recovered $5 million under fidelity policies issued by IBC's insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC's losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC's insurance carriers for all or a portion of the amounts paid by them to IBC. The Company believes that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC and has taken action to preserve its rights with respect to such issuance. The parties have reached an agreement in principle to settle this matter. Based upon the agreement in principle, the Company believes that any exposure, after insurance recoverables, will be approximately $0.3 million.

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

     In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. The Company and its partners are currently in discussions with respect to the allocation of these funds. The Company expects that it will receive reimbursement for the approximately $4.8 million of costs and expenses incurred previously in connection with the Christiana Phase II project. Pending the completion of negotiations with its partners, the Company is not in a position to estimate the allocation of the balance of the monies to be paid by the Delaware Department of Transportation.

Back to Contents

     Following the Company's sale of its 15 wholly-owned multifamily properties in 2003, the purchaser of those properties made claims against the Company seeking unspecified damages. During the first quarter of 2004, the Company recorded a $0.6 million adjustment to the gain on the sale of these properties, which the Company paid to the purchaser in the second quarter of 2004 to resolve these claims.

     In the normal course of business, the Company has and may become involved in other legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management's opinion, the resolutions of these other legal actions are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Guarantees

     The Company and its subsidiaries are guarantors of the Credit Facility, which had $431.0 million outstanding at June 30, 2005.

Tax Protection Agreements

     The Company has provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of the Company’s multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East I and Moorestown Mall from The Rouse Company, the Company is now obligated to provide tax protection to the former owner of the Woods Apartments if the Company sells any of Exton Square Mall, The Gallery at Market East I or Moorestown Mall prior to August 2006.

     In connection with the Company's merger with Crown, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the "Pasquerilla Group"). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If the Company were to sell any of the protected properties during the first five years of the protection period, it would owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. If the Company were to sell properties in transactions that trigger tax protection payments, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial. Following the Merger, Mr. Pasquerilla joined the Company’s board of trustees.

     The Company has agreed to provide tax protection related to its acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

     The Company did not enter into any guarantees or tax protection agreements in connection with its other merger, acquisition or disposition activities in 2005 and 2004.

Back to Contents

Other

     In connection with the Merger, Crown's former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. This retained interest is subject to a put-call arrangement between Crown's former operating partnership and the Company, pursuant to which the Company has the right to require Crown's former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown's former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown's former operating partnership. The remaining partners of Crown’s former operating partnership are entitled to a cumulative preferred distribution from the two partnerships that own the 12 shopping malls. The amount of the preferred distribution is based on the capital distributions made by the Company’s operating partnership and amounted to $0.2 million in each of the three month periods ended June 30, 2005 and 2004, and $0.4 million in each of the six month periods ended June 30, 2004 and 2005.

10.	DERIVATIVES:

     In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its interest-bearing liabilities. The Company endeavors to limit these risks by following established risk management policies, procedures and strategies, including the use of financial instruments. The Company does not use financial instruments for trading or speculative purposes.

     Financial instruments are recorded on the balance sheet as assets and liabilities based on the instrument’s fair value. Changes in the fair value of financial instruments are recognized currently in earnings, unless the financial instrument meets the criteria for hedge accounting contained in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). If the financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the financial instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

     The anticipated transaction to be hedged must expose the Company to interest rate risk, and the hedging instrument must reduce the exposure and meet the requirements of SFAS No. 133. The Company must formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at inception and on a quarterly basis. Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt.

     In May 2005, the Company entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. The Company also entered into seven forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on June 30, 2005 and considers these swaps to be completely effective cash flow hedges under SFAS No. 133.

     The Company’s swaps will be settled in cash for the present value of the difference between the locked swap rate and the then-prevailing rate on or before the cash settlement dates corresponding to the dates of issuance of new long-term debt obligations. If the prevailing market interest rate exceeds the rate in the swap agreement, then the counterparty will make a payment to the Company. If it is less, the Company will pay the counterparty. The Company’s gain or loss on the swaps, if any, will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase or decrease in effective interest expense during the periods in which the hedged transaction affects earnings. Accordingly, settlement amounts will be capitalized as a cost of issuance and amortized over the life of the debt as a yield adjustment.

Back to Contents

     To determine the fair values of derivative instruments prior to settlement, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and there can be no assurance that the value in an actual transaction will be equivalent to the fair value set forth in the Company’s financial statements.

     The counterparties to these swaps are all major financial institutions and participants in the Company’s Credit Facility. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.

     The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2005. The notional amounts at June 30, 2005 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value	Interest Rate	Effective Date	Cash Settlement Date

Swap-Cash Flow	$ 50 million	$ 0.7 million	4.6830%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$ 50 million	$ 0.6 million	4.6820%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$ 20 million	$ 0.3 million	4.7025%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$ 50 million	$ 0.7 million	4.8120%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$ 50 million	$ 0.6 million	4.7850%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$ 20 million	$ 0.3 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$ 45 million	$ 0.7 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$ 10 million	$ 0.2 million	4.8400%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$ 50 million	$ 0.7 million	4.7900%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$ 25 million	$ 0.4 million	4.8220%	September 10, 2008	December 10, 2008

     As of June 30, 2005, the estimated unrealized loss attributed to the cash flow hedges was $5.2 million and has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

11.	SUBSEQUENT EVENTS:

     In July 2005, the Company refinanced the mortgage loan on Magnolia Mall in Florence, South Carolina. The new loan has a balance of $66.0 million, a 10-year term and an interest rate of 5.33% per annum. Of the approximately $67.4 million of proceeds (including refunded deposits of approximately $1.4 million), $19.3 million was used to repay the previous mortgage loan, $0.8 million was used to pay a prepayment penalty on the previous mortgage loan, and the remaining amount was primarily used to repay borrowings under the Company’s Credit Facility.

     In July 2005, the Company signed a commitment letter with Prudential Mortgage Capital Company and Teachers Insurance and Annuity Association of America pursuant to which these lenders, on a several basis, have offered to provide to the Company a $160 million first mortgage loan secured by Willow Grove Park in Willow Grove, Pennsylvania, a property owned by a subsidiary of the Company (the “Willow Grove Loan”). The Company anticipates that the closing of the Willow Grove Loan will take place in December 2005. The Willow Grove Loan will have an interest rate of 5.65% per annum (which includes the cost to lock in the interest rate until closing), will be repaid based on a 30 year amortization schedule and will mature in December 2015. The lenders’ obligations under the commitment letter are subject to terms and conditions which are customary for a transaction of this type, including completion of the lenders’ legal due diligence and entry into mutually satisfactory definitive agreements. The definitive loan agreements will also contain customary terms and conditions. The Company will use a portion of the proceeds of the Willow Grove Loan to repay the existing mortgage loan on the property. The existing mortgage loan will have a balance of approximately $107.5 million at closing, bears interest at 8.39% and matures in March 2006. The Company expects to use the remaining net proceeds to repay a portion of the outstanding balance under its Credit Facility.

Back to Contents

     In July 2005, the Company sold its 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of approximately $22.6 million. The Company’s share of the sales price is $13.4 million, including assumed debt of approximately $9.0 million. The net cash proceeds to PREIT were approximately $3.9 million. The Company expects to record a gain of approximately $5.1 million from this transaction.

     In July 2005, the property on which the Christiana Phase II project would have been built was sold by the property-owning partnership to the Delaware Department of Transportation for $17 million. See Note 9 under “Legal Actions” for further discussion.

     In July 2005, an agreement for the sale of Schuylkill Mall that the Company signed in April 2005 was terminated.

     In August 2005, the Company acquired approximately 15 acres in Christiansburg, Virginia, adjacent to New River Valley Mall, for $4.1 million.

     In August 2005, the Company sold its four industrial properties for approximately $4.3 million. The Company expects to record a gain of approximately $3.8 million from this transaction.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

     Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. Our portfolio currently consists of 51 properties in 12 states and includes 37 shopping malls, 13 power and strip centers and one office property. The retail properties have a total of approximately 32.9 million square feet, of which we and partnerships in which we own an interest own approximately 25.5 million square feet.

     Properties that we consolidate for financial reporting purposes have approximately 29.1 million square feet, of which we own 23.0 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have approximately 3.8 million square feet, of which 2.5 million square feet are owned by such partnerships.

     Our primary business is owning and operating shopping malls and power and strip centers. We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. No individual property constitutes more than 10% of our consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of the centers, the tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of our consolidated revenue and none of our shopping centers are located outside the United States.

     We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of June 30, 2005, held an 88.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in six of the 50 retail properties in our portfolio through unconsolidated partnerships with third parties. We hold a non-controlling interest in each unconsolidated partnership, and account for them using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

     We provide our management, leasing and development services through PREIT Services, LLC (“Preit Services”), which develops and manages our wholly-owned properties, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not own an interest. Of our six unconsolidated properties, we co-manage one of the properties and partners or their affiliates manage the remaining five properties. One of our key strategic long-term objectives is to obtain managerial control of as many of our assets as possible. Due to the nature of our existing partnership arrangements, we cannot anticipate when this objective will be achieved, if at all.

Back to Contents

     Our revenues consist primarily of fixed rental income and additional rent in the form of expense reimbursements and percentage rents (rents that are based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing retail properties. We receive income from our unconsolidated real estate partnership investments, in which we have equity interests of 50%. We also receive income from PRI derived from the management and leasing services it provides to properties owned by third parties.

     Our net income decreased by $2.5 million to $8.9 million for the three month period ended June 30, 2005 from $11.4 million for the three month period ended June 30, 2004. The decrease in net income for the three month period ended June 30, 2005 resulted primarily from changes to the real estate revenues, property operating expenses, interest expense and depreciation expense resulting from properties that were acquired or disposed of during 2004 and 2005, and the impact on operating results of properties that have been identified for redevelopment.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

2005 Acquisitions

     In May 2005, we exercised our option to purchase approximately 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for a purchase price of $5.9 million. We used available working capital to fund this purchase.

     In March 2005, we acquired the Gadsden Mall in Gadsden, Alabama, with 480,000 square feet, for a purchase price of approximately $58.8 million. We funded the purchase price from our unsecured revolving credit facility (the “Credit Facility”). Of the purchase price amount, $7.8 million was allocated to value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, a 40,000 square foot office building that we consider to be non-strategic, and which we have classified as held-for-sale for financial reporting purposes.

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

     PRI managed and leased Cumberland Mall since 1997. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George F. Rubin, a vice chairman and a trustee of the Company, controlled and had substantial ownership interests in Cumberland Mall Associates (a New Jersey limited partnership that owned Cumberland Mall) and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees evaluated the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

     We are actively involved in pursuing and evaluating a number of acquisition opportunities.

2004 Acquisitions

     In December 2004, we acquired Orlando Fashion Square in Orlando, Florida, with 1.1 million square feet for approximately $123.5 million, including closing costs. The transaction was financed from borrowings made under our Credit Facility. Of the purchase price amount, $14.7 million was allocated to the value of in-place leases and $0.7 million was allocated to above-market leases.

Back to Contents

     In May 2004, we acquired The Gallery at Market East II in Philadelphia, Pennsylvania, with 334,400 square feet, for a purchase price of $32.4 million. The purchase price was primarily funded from our Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases. This property is adjacent to The Gallery at Market East I. When combined with The Gallery at Market East I (acquired in 2003), we own 528,000 square feet of the total 1.1 million square feet in The Gallery at Market East.

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

     Pan American Associates, a former limited partner of New Castle Associates, is controlled by Ronald Rubin and George F. Rubin. By reason of their interest in Pan American Associates, Ronald Rubin had a 9.37% indirect limited partnership interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partnership interest in New Castle Associates. In addition, Ronald Rubin and George F. Rubin are beneficiaries of a trust that had a 7.66% indirect limited partnership interest in New Castle Associates.

Dispositions

     In August 2005, we sold our four industrial properties for approximately $4.3 million. We expect to record a gain of approximately $3.8 million.

     In July 2005, we sold our 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of approximately $22.6 million. Our share of the sales price is $13.4 million, including assumed debt of approximately $9.0 million. Our net cash proceeds were approximately $3.9 million. We expect to record a gain of approximately $5.1 million from this transaction.

     In May 2005, pursuant to a right granted to the tenant in a 1994 ground lease agreement, we sold a 13.5 acre parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot USA, Inc. for $12.5 million. We recognized a gain of $0.6 million on the sale of this parcel.

     In January 2005, the Company sold a 0.2 acre parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million. The Company recognized a gain of $0.1 million on the sale of this parcel.

     In September 2004, we sold five properties for a sale price of $110.7 million. The properties were acquired in November 2003 in connection with a merger (the “Merger”) with Crown American Realty Trust (“Crown”), and were among six of the 26 properties acquired in the Merger that were considered to be non-strategic (the “Non-Core Properties”). The Non-Core Properties were classified as held-for-sale as of the date of the Merger. The net proceeds from the sale were approximately $108.5 million after closing costs and adjustments. We used the proceeds from this sale primarily to repay amounts outstanding under our Credit Facility. We did not record a gain or loss on this sale for financial reporting purposes. The sixth Non-Core Property, Schuylkill Mall, remains designated as held for sale. In July 2005, an agreement for the sale of Schuykill Mall that we signed in April 2005 was terminated.

     In August 2004, we sold our 60% non-controlling ownership interest in Rio Grande Mall, a 166,000 square foot strip center in Rio Grande, New Jersey, to Freeco Development LLC, an affiliate of our partner in this property, for net proceeds of $4.1 million. We recorded a gain of approximately $1.5 million in the third quarter of 2004 from this transaction.

Development and Redevelopment

     In August 2005, we acquired a 15 acre parcel in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million.

     In June 2005, we acquired a 28 acre parcel in New Garden Township, Pennsylvania for approximately $4.3 million in cash, including closing costs.

     In May 2005, we acquired a 43 acre parcel in Lacey Township, New Jersey for approximately $9.0 million in cash, including closing costs.

Back to Contents

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

     We are involved in the ground up development of six retail and other properties which we believe meet the financial hurdles that we apply, given economic, market and other circumstances. The costs identified to date to complete these projects are $72.8 million. We generally seek to develop these projects in areas that we believe evidence the likelihood of supporting additional retail development and have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. These projects are in various stages of the development process, during which we manage all aspects of the development, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest.

     We are also involved in the redevelopment of 11 of our properties, and expect to increase the number of such projects. These projects may include the introduction of multifamily, office or other uses to our properties. Total project costs for these 11 projects, exclusive of those to be determined for the redevelopment of Echelon Mall, are estimated to be $170.7 million. Redevelopments are significant undertakings, involving many of the same steps and requiring many of the same skills as new construction or new development. An important aspect of these activities is the effect of a redevelopment project on the rest of the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation. We manage the use of this space throughout the course of a redevelopment project through our specialty leasing function, with the goal of maximizing the rent we receive during the period of active redevelopment.

     In October 2004, we entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). We and our affiliates will not have any ownership interest in Valley View or Centaur. The MOU contemplates that (i) we will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 218 acre site (the “Site”) located 35 miles northwest of Pittsburgh, Pennsylvania, and (ii) we will acquire the Site and lease the Site to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. Valley View currently owns one 14 acre parcel and holds a series of purchase agreements to acquire the balance of the Site.

     Our acquisition of the Site and the construction of the racetrack require the issuance to Valley View of the sole license (the “Racing License”) remaining un-issued for a harness racetrack in Pennsylvania.  The construction of the casino requires the issuance to Valley View under the Pennsylvania Race Horse Development and Gaming Act of a license for Alternative Gaming. Valley View is not the sole applicant for the Racing License. There have been a number of hearings on the applications and we have been advised that additional hearings may occur before a decision is made by the Pennsylvania Harness Racing Commission. We are not able to predict whether or when Valley View will be issued the Racing License.

     Upon execution of the MOU, we paid approximately $1.0 million to Valley View, representing a portion of the expenses incurred by or on behalf of Valley View prior to the execution of the MOU. Valley View closed on one of the purchase agreements to acquire a portion of the Site in May 2005 prior to its expiration. In the event that a decision has not been made regarding the issuance of the Racing License prior to the expiration of the remaining purchase agreements, and if the agreements are not further extended to a date after the issuance of the Racing License, Valley View may elect to acquire the portion of the Site covered by such remaining agreements. In the event of one or more such closings, we will be required to pay to Valley View 20% of the acquisition costs (the “Acquisition Cost”) paid by Valley View. The Acquisition Cost consists of the purchase price payable under the agreements, together with other settlement costs, totaling approximately $3.3 million. If the Racing License is issued to Valley View after it has acquired the Site, Valley View will transfer the Site to us, and we will pay to Valley View an amount equal to the Acquisition Cost less the 20% portion of the Acquisition Cost previously paid by us. If, due to the extension of the agreements or otherwise, the Racing License is issued to Valley View prior to the closings of the agreements, the agreements will be assigned to us, and we, at the direction of Valley View, will then acquire the remaining portion of the Site for the Acquisition Cost.

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

     In March 2004, we acquired a 25 acre parcel in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel, which is zoned for commercial development, is situated across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

OFF BALANCE SHEET ARRANGEMENTS

     We have no material off-balance sheet transactions other than the partnerships described in Note 4 to the consolidated financial statements and in the “Overview” section above.

Guarantees

     We and our subsidiaries have guaranteed the Credit Facility, which had $431.0 million outstanding at June 30, 2005.

Back to Contents

Tax Protection Agreements

     We have provided tax protection of up to approximately $5.0 million related to the August 1998 acquisition of the Woods Apartments for a period of eight years ending in August 2006. Because the Woods Apartments were sold in connection with the disposition of our multifamily portfolio and because that transaction was treated as a tax-free exchange in connection with the acquisition of Exton Square Mall, The Gallery at Market East I and Moorestown Mall from The Rouse Company, we are now obligated to provide tax protection to the former owner of the Woods Apartments if we sell any of Exton Square Mall, The Gallery at Market East I or Moorestown Mall prior to August 2006.

     In connection with the Merger, we entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, we agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November  20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the merger. If we were to sell any of the protected properties during the first five years of the protection period, we would owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. If we were to sell properties in transactions that trigger tax protection payments, the amounts that we would be required to pay to the Pasquerilla Group could be substantial. Following the Merger, Mr. Pasquerilla joined our board of trustees.

     We have agreed to provide tax protection related to our acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

     We have not entered into any other guarantees or tax protection agreements in connection with our merger, acquisition or disposition activities.

RELATED PARTY TRANSACTIONS

General

     PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers and trustees of the Company and PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.2 million and $0.3 million for the three month periods ended June 30, 2005 and 2004, respectively, and $0.5 million and $0.6 million for the six month periods ended June 30, 2005 and 2004, respectively.

     The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers and trustees of the Company have an interest. Total rent expense under this lease was $0.4 million and $0.3 million for the three months ended June 30, 2005 and 2004, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families, own approximately a 50% interest in the Landlord.

     The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $36,000 and $9,000 in the three months ended June 30, 2005 and 2004, respectively, and $77,000 and $69,000 in the six months ended June 30, 2005 and 2004, respectively, for flight time used by employees on Company-related business.

Acquisitions of Cumberland Mall and Cherry Hill Mall

     See also discussion under “Acquisitions, Dispositions and Development Activities.”

Back to Contents

CRITICAL ACCOUNTING POLICIES

     Pursuant to Securities and Exchange Commission (“SEC”) disclosure guidance for “Critical Accounting Policies,” the SEC defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. The accounting policies that we believe are critical to the preparation of the consolidated financial statements are set forth in our Annual Report on Form 10-K filed for the year ended December 31, 2004. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by our management in applying its critical accounting policies have not changed materially during 2005 and 2004, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

     In February 2005, we amended our unsecured revolving credit facility (the “Credit Facility”). Under the amended terms, the $500 million Credit Facility can be increased to $650 million under prescribed conditions, and the Credit Facility bears interest at a rate between 1.05% and 1.55% per annum over LIBOR based on our leverage. In determining our leverage, the capitalization rate used under the amended terms to calculate Gross Asset Value is 8.25%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The Credit Facility has positioned us with substantial liquidity to fund our business plan and to pursue strategic opportunities as they arise. The amended Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided that there is no event of default at that time. In 2005, we used $55.0 million from the Credit Facility to repay interest and principal outstanding on a second mortgage on Cherry Hill Mall and used $60.0 million to fund the Gadsden Mall acquisition. At June 30, 2005, $431.0 million was outstanding under the Credit Facility, and we pledged $18.0 million under the Credit Facility as collateral for five letters of credit. The unused portion of the Credit Facility available to us was $51.0 million as of June 30, 2005. In connection with the July 2005 refinancing of the mortgage on Magnolia Mall, we used a portion of the proceeds to repay borrowings under the Credit Facility, reducing the amount outstanding to $380.0 million. The unused portion of the Credit Facility that is available to us currently is $102.0 million.

     We must repay the entire principal amount outstanding under the Credit Facility at the end of its term. We may prepay any revolving loan at any time without premium or penalty. Accrued and unpaid interest on the outstanding principal amount under the Credit Facility is payable monthly, and any unpaid amount is payable at the end of the term. The Credit Facility has a facility fee of 0.15% to 0.20% per annum of the total commitments, depending on leverage and without regard to usage. The Credit Facility contains some lender yield protection provisions related to LIBOR loans. PREIT Associates, L.P., our operating partnership, and certain of its subsidiaries are guarantors of the obligations arising under the Credit Facility.

Back to Contents

     The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of June 30, 2005, the Company was in compliance with all of these debt covenants.

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

Mortgage Financing Activity

     In July 2005, we received a commitment for a $160 million first mortgage loan from Prudential Mortgage Capital Company and Teachers Insurance and Annuity Association of America. The mortgage loan, which will be secured by Willow Grove Park in Willow Grove, Pennsylvania, will have an interest rate of 5.65% per annum (which includes the cost to lock in the interest rate until closing) and will mature in December 2015. Under the terms of the commitments, we will have the ability to convert the mortgage loan to a senior unsecured corporate obligation during the first nine years of the mortgage loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating. We expect to close this financing in December 2005, subject to terms and conditions that are customary for a transaction of this type, including completion of the lenders’ due diligence and entry into mutually satisfactory definitive agreements. The definitive loan agreements will also contain customary terms and conditions. We will use a portion of the mortgage loan proceeds to repay the existing mortgage loan. The existing mortgage will have a balance of approximately $107.5 million at closing, bears interest at 8.39% and matures in March 2006. We expect to use the remaining net proceeds to repay a portion of the outstanding balance under our Credit Facility.

     In July 2005, we refinanced the mortgage loan on Magnolia Mall in Florence, South Carolina. The new mortgage loan has a balance of $66.0 million, a 10-year term and an interest rate of 5.33% per annum. Of the approximately $67.4 million of proceeds (including refunded deposits of approximately $1.4 million), $19.3 million was used to repay the previous mortgage loan, $0.8 million was used to pay a prepayment penalty on the previous mortgage loan, and the remaining amount was primarily used to repay borrowings under our Credit Facility.

     In April 2005, we received commitments for a $200 million first mortgage loan from Prudential Mortgage Capital Company and Northwestern Mutual. The mortgage loan, which will be secured by Cherry Hill Mall in Cherry Hill, New Jersey, will have an interest rate of 5.42% (which includes the cost to lock in the rate until closing) and will mature in October 2012. Under the terms of the commitments, we will have the ability to convert this mortgage loan to a senior unsecured corporate obligation during the first six years of the mortgage loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating.

Back to Contents

     We expect to close this financing in September 2005, subject to terms and conditions that are customary for a transaction of this type, including completion of the lenders’ due diligence and entry into mutually satisfactory definitive agreements. The definitive loan agreements will also contain customary terms and conditions. We will use a portion of the mortgage loan proceeds to repay the existing mortgage, which we assumed in connection with the purchase of Cherry Hill Mall in 2003. The existing mortgage loan has an interest rate of 10.6% and will have a balance of approximately $70.0 million at the anticipated repayment date. We expect to use the remaining net proceeds to repay a portion of the outstanding balance under our Credit Facility.

     In February 2005, we repaid a $59.0 million second mortgage loan on Cherry Hill Mall in Cherry Hill, New Jersey using $55.0 million from our Credit Facility.

Derivatives

     In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long term debt. We assessed the effectiveness of these swaps as hedges at inception and on June 30, 2005 and consider these swaps to be completely effective cash flow hedges under SFAS No. 133.

      As of June 30, 2005, the estimated unrealized loss attributed to the cash flow hedges was $5.2 million, which has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Capital Resources

     We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Distributions made to common shareholders in the first six months of 2005 were $40.5 million. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the Merger. We also believe that the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs for the foreseeable future, including recurring capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact our cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

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

Back to Contents

     We expect to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. We expect to have capital expenditures relating to leasing and property improvements in 2005 of approximately $76.5 million. In general, when the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. The following are some of the potential impediments to accessing additional funds under the Credit Facility:

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

Capital Resource Objectives

     Our current objectives in managing our capital resources are to:

•	refinance our above-market debt when it is economically appropriate to do so, including the entry into rate commitments and hedging transactions as approved by our Board of Trustees;

•	concentrate mortgage debt on our larger, more stable properties;

•	increase our percentage of unencumbered properties; and

•	lengthen and stagger our debt maturity schedule.

Mortgage Notes

     Mortgage notes payable, which are secured by 28 of our wholly-owned properties, including one property classified as held-for-sale, are due in installments over various terms extending to the year 2017, with interest at rates ranging from 4.95% to 10.60% and a weighted average interest rate of 7.36% at June 30, 2005.

     In connection with the Merger, we assumed from Crown approximately $443.8 million of a first mortgage loan secured by a portfolio of 15 properties. The mortgage loan has a balance of $431.1 million as of June 30, 2005.

Commitments Related to Development and Redevelopment

     We intend to invest approximately $72.0 million over the next two years in connection with the following four redevelopment projects: Capital City Mall, Camp Hill, Pennsylvania; Echelon Mall, Voorhees, New Jersey; New River Valley Mall, Christiansburg, Virginia; and Patrick Henry Mall, Newport News, Virginia. We have invested $6.9 million in these four projects through June 30, 2005. We also intend to invest approximately $70.0 million over the next two years in connection with the following three redevelopment projects: Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania; Lycoming Mall, Pennsdale, Pennsylvania; and South Mall, Allentown, Pennsylvania. We also intend to invest approximately $58.0 million over the next two years in connection with the following four projects: Cherry Hill Mall, Cherry Hill, New Jersey; The Plaza at Magnolia, Florence, South Carolina; Francis Scott Key Mall, Frederick, Maryland; and Valley View Mall, La Crosse, Wisconsin.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2005 and 2004

Overview

     The results of operations for the three and six month periods ended June 30, 2005 and 2004 reflect changes due to the acquisition and disposition of real estate properties, ongoing redevelopment at 10 of our mall properties, and lower than expected occupancy rates at a number of properties not currently under redevelopment. In the first six months of 2005, we acquired two retail properties. In 2004, we acquired two retail properties and the remaining interest in Cherry Hill Mall that we did not already own, and disposed of five of the Non-Core Properties. Our results of operations include property operating results starting on the date on which each property was acquired. Our results for the three and six month periods ended June 30, 2005 were also affected, to a significant degree, by ongoing redevelopment initiatives at 10 of our 38 mall properties as of June 30, 2005. Occupancy for the Company’s retail portfolio was 91.2% as of June 30, 2005, compared to 92.3% as of June 30, 2004. The Company’s enclosed malls were 90.5% occupied as of June 30, 2005, compared to 91.3% as of June 30, 2004. Occupancy for the 10 malls affected by redevelopment activities was 81.3% as of June 30, 2005, compared to 85.5% as of June 30, 2004. Occupancy at properties not affected by redevelopment activities was also lower. The Company’s power centers were 97.4% occupied as of June 30, 2005, versus 98.0% as of June 30, 2004.

     The amounts reflected as income from continuing operations in the table presented below reflect income from properties wholly-owned by us or owned by partnerships that we consolidate for financial reporting purposes, with the exception of the properties that meet the classification of discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Back to Contents

     The following information summarizes our results of operations for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended	Three Months Ended
	June 30,	June 30,	% Change
(in thousands of dollars)	2005	2004	2004 to 2005

Real estate revenues	$101,751	$94,281	8%
Property operating expenses	(38,022)	(34,300)	11%
Management company revenue	1,312	1,736	(24%)
Interest and other income	254	432	(41%)
General and administrative expenses	(10,644)	(11,542)	(8%)
Interest expense	(20,086)	(17,757)	13%
Depreciation and amortization	(27,483)	(23,957)	15%
Equity in income of partnerships	1,968	1,648	19%
Gains on sales of interests in real estate	636	—	n/a
Minority interest in properties	(40)	(147)	(73%)
Minority interest in Operating Partnership	(1,114)	(1,045)	7%

Income from continuing operations	8,532	9,349	(9%)
Income from discontinued operations	365	2,043	(82%)

Net income	$8,897	$11,392	(22%)

	Six Months Ended	Six Months Ended
	June 30,	June 30,	% Change
(in thousands of dollars)	2005	2004	2004 to 2005

Real estate revenues	$203,968	$188,189	8%
Property operating expenses	(76,291)	(69,923)	9%
Management company revenue	2,751	3,799	(28%)
Interest and other income	444	685	(35%)
General and administrative expenses	(19,863)	(22,184)	(11%)
Interest expense	(39,442)	(35,565)	11%
Depreciation and amortization	(53,583)	(49,526)	8%
Equity in income of partnerships	3,618	3,413	6%
Gains on sales of interests in real estate	697	—	n/a
Minority interest in properties	(85)	(496)	(83%)
Minority interest in Operating Partnership	(2,534)	(1,822)	39%

Income from continuing operations	19,680	16,570	19%
Income from discontinued operations	615	3,785	(84%)

Net income	$20,295	$20,355	—

Real Estate Revenues

     Real estate revenues increased by $7.5 million, or 8%, in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to property acquisitions. We record real estate revenues starting on the date on which each property was acquired. The Gallery at Market East II, acquired during the second quarter of 2004, provided $1.1 million of additional real estate revenues in the second quarter of 2005. Orlando Fashion Square, acquired during the fourth quarter of 2004, provided $3.9 million of real estate revenues in the second quarter of 2005. Cumberland Mall, acquired during the first quarter of 2005, provided $2.6 million of real estate revenues in the second quarter of 2005. Gadsden Mall, acquired during the first quarter of 2005, provided $1.6 million of real estate revenues in the second quarter of 2005. Real estate revenues from properties that were owned by the Company prior to April 1, 2004 decreased by $1.5 million, primarily due to decreases of $1.3 million in base rents, $0.4 million in reimbursables and $0.4 million in lease terminations, offset by a $0.6 million increase in percentage rents. The real estate revenue decrease was due to the effects of redevelopment initiatives on occupancy and rent, lower occupancy at properties not under redevelopment, and the sale of the Home Depot parcel at Northeast Tower Center, which was sold during the second quarter of 2005 and had real estate revenues that were $0.2 million lower in the second quarter of 2005 as compared to the second quarter of 2004.

Back to Contents

     Real estate revenues increased by $15.8 million, or 8%, in the first six months of 2005 as compared to the first six months of 2004 primarily due to property acquisitions. The Gallery at Market East II, acquired during the second quarter of 2004, provided $2.9 million of additional real estate revenues in the first six months of 2005. Orlando Fashion Square, acquired during the fourth quarter of 2004, provided $7.6 million of real estate revenues in the first six months of 2005. Cumberland Mall, acquired during the first quarter of 2005, provided $4.6 million of real estate revenues in the first six months of 2005. Gadsden Mall, acquired during the first quarter of 2005, provided $1.6 million of real estate revenues in the first six months of 2005. Real estate revenues from properties that were owned by the Company prior to January 1, 2004 decreased by $0.7 million, primarily due to decreases of $1.9 million in base rents, $0.4 million in reimbursables and $0.2 million in other revenues, offset by a $1.0 million increase in lease terminations and a $0.8 million increase in percentage rents. The real estate revenue decrease was due to the effects of redevelopment initiatives on occupancy and rent, lower occupancy at properties not under redevelopment and the sale of the Home Depot parcel at Northeast Tower Center that was sold in the second quarter of 2005 and had real estate revenues that were $0.2 million lower in the first six months of 2005 as compared to the first six months of 2004.

Property Operating Expenses

     Property operating expenses increased by $3.7 million, or 11%, in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily due to property acquisitions. We record property operating expenses starting on the date on which each property was acquired. Property operating expenses related to The Gallery at Market East, acquired during the second quarter of 2004, were $0.4 million higher in the second quarter of 2005. Property operating expenses related to Orlando Fashion Square, Cumberland Mall and Gadsden Mall were $1.7 million, $1.1 million and $0.4 million in the second quarter of 2005, respectively. Property operating expenses for properties that we acquired prior to April 1, 2004 increased by $0.1 million, primarily due to a $1.0 million increase in payroll expense and a $0.7 million increase in repair and maintenance expense, offset by a $1.6 million decrease in bad debt expense.

     Property operating expenses increased by $6.4 million, or 9%, in the first six months of 2005 as compared to the first six months of 2004 primarily due to property acquisitions. Property operating expenses related to The Gallery at Market East, acquired during the second quarter of 2004, were $1.3 million higher in the first six months of 2005. Property operating expenses related to Orlando Fashion Square, Cumberland Mall and Gadsden Mall were $3.4 million, $2.0 million and $0.4 million in the first six months of 2005, respectively. Property operating expenses for properties that we acquired prior to January 1, 2004 decreased by $0.7 million, primarily due to a $3.3 million decrease in bad debt expense, offset by a $1.3 million increase in repair and maintenance expense, a $0.5 million increase in payroll expense, a $0.5 million increase in utility expense, a $0.2 million increase in marketing expense and a $0.1 million increase in real estate tax expense.

     Subsequent to the end of the quarter, we entered into a new agreement for housekeeping services at our properties that, when fully implemented, we expect will benefit the Company by approximately $1.5 million to $2.0 million in the first full year of the agreement.

General and Administrative Expenses

     In the three months ended June 30, 2005, general and administrative expenses decreased by $0.9 million, or 8%, compared to the three months ended June 30, 2004. Corporate payroll and related expenses decreased by $0.6 million primarily due to the phase out of the Johnstown office, which formerly served as the headquarters for Crown American Realty Trust, which we acquired in 2003, and lower incentive compensation expense. Other general and administrative expenses decreased by $0.3 million, which included a $0.5 million decrease in professional expenses, a $0.1 million decrease in the write off of development costs and a $0.1 million decrease in travel expenses, offset by a $0.4 million increase in Philadelphia net profits tax expense related to our properties located in Philadelphia.

     In the first six months of 2005, general and administrative expenses decreased by $2.3 million, or 11%, compared to the first six months of 2004. Corporate payroll and related expenses decreased by $1.5 million, primarily because of the phase out of the Johnstown office. Other general and administrative expenses decreased by $0.8 million, which included a $0.8 million decrease in professional expenses, a $0.2 million decrease in the write-off of development costs and a $0.2 million decrease in other expenses, offset by a $0.4 million increase in Philadelphia net profits tax expense related to our properties located in Philadelphia.

Back to Contents

Interest Expense

     Interest expense increased by $2.3 million, or 13%, in the second quarter of 2005 as compared to second quarter of 2004.  Bank loan interest increased by $2.6 million in the second quarter of 2005 due to higher amounts outstanding under the Credit Facility.  The Credit Facility was used to fund the acquisitions of The Gallery at Market East II, Orlando Fashion Square and Gadsden Mall and was used to pay off mortgage loans secured by Cherry Hill Mall and Wiregrass Commons Mall. Mortgage loan interest decreased by $0.3 million.  This decrease is primarily due to a $1.0 million decrease in mortgage loan interest expense resulting from the Cherry Hill Mall second mortgage and Wiregrass Commons mortgage loan repayments, a $0.2 million decrease resulting from the repayment of a mortgage loan with proceeds from sale of the Home Depot parcel at Northeast Tower Center and a $0.3 million decrease in interest paid on mortgage loans that were outstanding during all of the second quarter of both 2005 and 2004 due to principal amortization. These mortgage loan interest decreases were offset by a $0.7 million increase related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in 2005 and a $0.5 million increase due to two properties that were added into the collateral pool that secures a mortgage loan with GE Capital Corporation to replace two Non-Core properties that were sold that had previously been in the collateral pool and which had been classified as part of discontinued operations. In connection with the closing of the sale of the Non-Core Properties, West Manchester Mall and Martinsburg Mall were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The mortgage interest on the two sold properties is accounted for in discontinued operations, and thus is not included in interest expense in the second quarter of 2004.

     Interest expense increased by $3.9 million, or 11%, in the first six months of 2005 as compared to the first six months of 2004.  Bank loan interest increased by $4.0 million in the first six months of 2005 due to higher amounts outstanding under the Credit Facility. Mortgage loan interest decreased by $0.2 million.  This decrease is primarily due to a $1.6 million decrease in mortgage loan interest expense resulting from the Cherry Hill Mall second mortgage and Wiregrass Commons mortgage loan repayments, a $0.2 million decrease resulting from the sale of the Home Depot parcel at Northeast Tower Center and a $0.7 million decrease in interest paid on mortgage loans that were outstanding during all of the first six months of both 2005 and 2004 due to principal amortization. These mortgage interest decreases were offset by a $1.2 million increase related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in 2005 and a $1.1 million increase due to the substitution of Northeast Tower Center and Jacksonville Mall into the collateral pool that secures a mortgage loan with GE Capital Corporation in connection with the sale of two Non-Core properties that had previously been in the collateral pool.

Depreciation and Amortization

     Depreciation and amortization expense increased by $3.5 million, or 15%, in the second quarter of 2005 as compared to the second quarter of 2004 primarily due to $2.6 million related to newly acquired properties. Depreciation and amortization expense from properties that we owned prior to April 1, 2004 increased by $0.9 million primarily due to a higher asset base resulting from capital improvements to some of those properties.

     Depreciation and amortization expense increased by $4.1 million, or 8%, in the first six months of 2005 as compared to the first six months of 2004 primarily due to $4.5 million related to newly acquired properties. Depreciation and amortization expense from properties that we owned prior to January 1, 2004 decreased by $0.4 million primarily because the expense in the first quarter of 2004 reflected a reallocation of the purchase price of certain properties acquired in 2003, as permitted under applicable accounting principles. Specifically, we reallocated a portion of the purchase price from land basis to depreciable building basis.  This resulted in additional depreciation expense in the first three months of 2004 of approximately $2.0 million. Excluding this one time adjustment, depreciation and amortization expense from properties that we owned prior to January 1, 2004 increased by $1.6 million primarily due to a higher asset base resulting from capital improvements to some of those properties.

Back to Contents

Discontinued Operations

     The Company has presented as discontinued operations the operating results of (i) the Non-Core Properties, (ii) four industrial properties and (iii) the P&S Office Building acquired in connection with the Gadsden Mall transaction. Discontinued operations also include an adjustment to the gain on the sale of the Company’s multifamily portfolio that was recorded in the first quarter of 2004.

     Property operating results, adjustments to gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the three months ended June 30,		For the six months ended June 30,

(in thousands of dollars)	2005	2004	2005	2004

Operating results from discontinued operations	$412	$2,279	$694	$4,766

Adjustments to gains on sales of discontinued operations	—	—	—	(550)
Minority interest in properties	—	(7)	—	(15)
Minority interest in Operating Partnership	(47)	(229)	(79)	(416)

Income from discontinued operations	$365	$2,043	$615	$3,785

     The Non-Core Properties were acquired in the Merger in November 2003. Five of these properties were sold in September 2004. The sixth property remains held for sale. See “Acquisitions, Dispositions and Development Activities – Dispositions.”

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

     The following table presents net operating income results for the three months ended June 30, 2005 and 2004. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“same store”) exclude the results of properties acquired or disposed of during the periods presented. Same store NOI for the Company’s retail portfolio decreased by 2.4% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Same store NOI for the 10 mall redevelopment properties decreased by 4.1% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The balance of the retail portfolio had a 1.7% decrease in same store NOI. For the six months ended June 30, 2005, same store NOI was unchanged from the comparable period in 2004. Same store NOI for the 10 redevelopment properties decreased 0.8% compared to the six months ended June 30, 2004. Same store NOI for the balance of the retail portfolio increased 0.3%. Occupancy for the same store properties was 91.0% as of June 30, 2005 compared to 92.3% as of June 30, 2004.  Occupancy for the malls affected by redevelopment activities was 81.3% as of June 30, 2005 compared to 85.5% as of June 30, 2004:

Back to Contents

	Three Months Ended		Six Months Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(in thousands of dollars)
Net income	$8,897	$11,392	$20,295	$20,355

Adjustments:
Depreciation and amortization:
Wholly owned and consolidated partnerships	27,483	23,957	53,583	49,526
Unconsolidated partnerships	1,033	1,141	2,184	2,219
Discontinued operations	—	13	13	25
Interest expense
Wholly owned and consolidated partnerships	20,086	17,757	39,442	35,565
Unconsolidated partnerships	2,037	2,172	4,077	4,223
Discontinued operations	310	880	620	1,771
Minority interest in Operating Partnership
Continuing operations	1,114	1,045	2,534	1,822
Discontinued operations	47	229	79	416
Minority interest in properties
Continuing operations	40	147	85	496
Discontinued operations	—	7	—	15
Gains on sales of interests in real estate	(636)	—	(697)	—
Adjustment to gains on sales of discontinued operations	—	—	—	550
General and administrative expenses	10,644	11,542	19,863	22,184
Management company revenue	(1,312)	(1,736)	(2,751)	(3,799)
Interest and other income	(254)	(432)	(444)	(685)

Net operating income	$69,489	$68,114	$138,883	$134,683

Same store retail properties	$63,141	$64,673	$128,064	$128,057
Same store industrial properties	103	85	212	169
Non-same store properties	6,245	3,356	10,607	6,457

Net operating income	$69,489	$68,114	$138,883	$134,683

Back to Contents

FUNDS FROM OPERATIONS

     The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure, as income before gains (losses) on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

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

     FFO does not include gains (losses) on sale of operating real estate assets, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as net operating income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.

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

     FFO was $34.0 million for the three months ended June 30, 2005, which is unchanged in comparison to the three months ended June 30, 2004. FFO per share decreased by $0.02 per share to $0.84 per share for the three months ended June 30, 2005 as compared to $0.86 for the three months ended June 30, 2004. This was primarily due to higher shares outstanding.

     The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars, except per share amounts)	For the three months ended June 30, 2005	Per share (including OP Units)	For the three months ended June 30, 2004	Per share (including OP Units)

Net income	$8,897	$0.22	$11,392	$0.29
Minority interest in Operating Partnership (continuing operations)	1,114	0.03	1,045	0.03
Minority interest in Operating Partnership (discontinued operations)	47	—	229	(0.01)
Dividends on preferred shares	(3,403)	(0.08)	(3,403)	(0.08)
Gains on sales of interests in real estate	(636)	(0.02)	—	—
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	26,956	0.66	23,590	0.60
Unconsolidated partnerships	1,033	0.03	1,141	0.03
Discontinued operations	—	—	13	—

Funds from operations (2)	$34,008	$0.84	$34,007	$0.86

Weighted average number of shares outstanding	36,025		35,517
Weighted average effect of full conversion of OP units	4,686		4,029

Total weighted average shares outstanding, including OP units	40,711		39,546

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $1.0 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively.

Back to Contents

(in thousands of dollars, except per share amounts)	For the six months ended June 30, 2005	Per share (including OP Units)	For the six months ended June 30, 2004	Per share (including OP Units)

Net income	$20,295	$0.50	$20,355	$0.52
Minority interest in Operating Partnership (continuing operations)	2,534	0.06	1,822	0.05
Minority interest in Operating Partnership (discontinued operations)	79	—	416	0.01
Dividends on preferred shares	(6,806)	(0.16)	(6,806)	(0.17)
Gains on sales of interests in real estate	(637)	(0.01)	—	—
Adjustments to gains on sales of discontinued operations	—	—	550	0.01
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	52,585	1.29	48,857	1.23
Unconsolidated partnerships	2,184	0.05	2,219	0.06
Discontinued operations	13	—	25	—

Funds from operations (2)	$70,247	$1.73	$67,438	$1.71

Weighted average number of shares outstanding	35,999		35,460
Weighted average effect of full conversion of OP units	4,635		3,933

Total weighted average shares outstanding, including OP units	40,634		39,393

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $2.0 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively.

CASH FLOWS

      Net cash provided by operating activities totaled $60.4 million for the first six months of 2005, compared to $53.6 million provided in the first six months of 2004. Cash provided by operating activities in the first six months of 2005 as compared to the first six months of 2004 was favorably impacted by a 7.5% increase in total revenues. This increase is attributed the acquisitions of The Gallery at Market East II and Orlando Fashion Square in 2004 and the 2005 acquisitions of Cumberland Mall and Gadsden Mall, and with same store results unchanged from the first six months of 2004. This was offset by the sale of five Non-Core Properties in September 2004 and increased incentive compensation payments (including a $5.0 million payment related to an executive long term incentive compensation plan that was made in the first quarter of 2005).

      Cash flows used by investing activities were $113.8 million for the six months ended June 30, 2005, compared to $65.5 million for the six months ended June 30, 2004.  Investment activities in the first six months of 2005 reflect investment in real estate of $65.0 million, primarily due to the acquisitions of Gadsden Mall and Cumberland Mall.  Investment activities also reflect investment in real estate improvements of $20.0 million and investment in construction in progress of $20.8 million, increase in cash escrows of $5.1 million, capitalized leasing costs of $1.8 million and investment in corporate leasehold improvements of $2.1 million.

      Cash flows provided by financing activities were $39.1 million for the six months ended June 30, 2005 compared to $4.9 million used by financing activities for the six months ended June 30, 2004. Cash flows provided by financing activities in the first six months of 2005 were impacted by aggregate Credit Facility borrowings of $160.0 million to fund the acquisition of Gadsden Mall, the repayment of a second mortgage on Cherry Hill Mall, and other working capital requirements, offset by distributions paid of $52.4 million, net shares issued of $1.4 million, deferred financing costs paid of $1.6 million, and principal installments on mortgage notes payable of $9.5 million.

RETAIL INDUSTRY ENVIRONMENT

      In recent years, the retail industry and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes, consolidation and other ownership changes. For example, Sears, Roebuck & Co. and Kmart Holding Corporation have merged, and Federated Department Stores, Inc. and The May Department Stores Company are awaiting regulatory review and approval of their proposed merger. Such transactions, if completed, and any similar transactions in the future might result in the restructuring of these companies, which could include closures of anchor stores operated by them at our properties. Federated and May have announced the anchor stores that they expect to close, and there are three located in our portfolio. If one or more of these three stores were to close, we would expect to aggressively seek to acquire such store(s) and re-lease the space. Any such closures or any change in anchor tenants not within our control could have a negative effect on our properties.

Back to Contents

COMMITMENTS

     At June 30, 2005, we had approximately $27.7 million committed to complete current development and redevelopment projects. Total expected costs for projects with such commitments are $65.7 million. We expect to finance these amounts through borrowings under the Credit Facility or through short-term construction loans.

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

CONTINGENT LIABILITIES

     In June and July, respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC has estimated its losses at approximately $14 million, and has alleged that PRI is responsible for such losses under the terms of a management agreement. To date, no lawsuit has been filed against PRI. We understand that IBC has recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, we understand that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million, which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries result in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may be subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. We believe that PRI has valid defenses to any potential claims by IBC. PRI has insurance to cover some or all of any potential payments to IBC, and has taken actions to preserve its rights with respect to such insurance. The parties have reached an agreement in principle to settle this matter. Based upon the agreement in principle, the Company believes that any exposure, after insurance recoverables, will be approximately $0.3 million.

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

     In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. In July 2005, the property was sold to the Delaware Department of Transportation, and the $17.0 million was received by the partnership. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. We and our partners are currently in discussions with respect to the allocation of these funds. We expect that we will receive reimbursement for the approximately $4.8 million of costs and expenses incurred previously in connection with the Christiana Phase II project. Pending the completion of negotiations with our partners, we are not in a position to estimate the allocation of the balance of the monies to be paid by the Delaware Department of Transportation.

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

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Back to Contents

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

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The analysis below presents the sensitivity of the market value of our financial instruments and of our interest-related cash flows to selected changes in market interest rates. As of June 30, 2005, our consolidated debt portfolio consisted of $431.0 million borrowed under the Credit Facility and $1,178.6 million in fixed-rate mortgage notes, including $49.2 million of mortgage debt premium.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We undertake a variety of borrowings, from lines of credit, to medium- and long-term financings. To limit overall interest cost, we may use interest rate instruments, typically interest rate swaps, to convert a portion of our variable-rate debt to fixed-rate debt, or even a portion of our fixed-rate debt to variable-rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See also Note 10 of the notes to our consolidated financial statements.

     In May 2005, the Company entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. The Company also entered into seven forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on June 30, 2005 and considers these swaps to be completely effective cash flow hedges under SFAS No. 133.

     Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described above, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2005 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $11.5 million at June 30, 2005. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $9.2 million at June 30, 2005. The hypothetical changes in the net financial instrument position are less than the hypothetical changes as of December 31, 2004 because of the swap agreements. Based on the variable-rate debt included in our debt portfolio as of June 30, 2005, a 100 basis point increase in interest rates would result in an additional $4.3 million in interest annually. A 100 basis point decrease would reduce interest incurred by $4.3 million annually. The changes in hypothetical interest expense from the hypothetical expense for the year ended December 31, 2004 resulted from the higher amount outstanding under the Credit Facility.

     Mortgage notes payable, which are secured by 28 of our wholly-owned properties including one property classified as held for sale, are due in installments over various terms extending to the year 2017 with interest at rates ranging from 4.95% to 10.60% with a weighted average interest rate of 7.36% at June 30, 2005. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities related to assets held-for-sale on the consolidated balance sheet.

     Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified period (in thousands of dollars):

	Fixed-Rate Debt		Variable-Rate Debt
Year Ended	Principal	Weighted Average	Principal		Weighted Average
December 31,	Payments	Interest Rate	Payments		Interest Rate

Remainder of 2005	$79,384	10.14%	—		—
2006	142,634	7.96%	—		—
2007	57,263	7.89%	$431,000	(1)	4.37%
2008	520,538	7.30%	—		—
2009	55,274	6.14%	—		—
2010 and thereafter	257,225	5.89%	—		—

(1) The Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided that there is no event of default at that time.

Back to Contents

     The preceding table includes scheduled maturities for properties that are classified as held-for-sale. One held-for-sale property has a mortgage with an outstanding balance of $17.1 million and an interest rate of 7.25% at June 30, 2005.

     Because the information presented above includes only those exposures that exist as of June 30, 2005, it does not consider those changes, exposures or positions which could arise after that date. For example, if we complete the proposed financing transactions relating to Cherry Hill Mall and Willow Grove Park, and the net proceeds are used to repay a portion of the outstanding balance under our Credit Facility, a 100 basis point change in market interest rates would result in a lower change in interest expense than is shown above, assuming all other variables are held constant. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest rates.

Item 4. Controls And Procedures.

     We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, and have concluded as follows:

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

     In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. In July 2005, the property was sold to the Delaware Department of Transportation, and $17.0 million was received by the partnership. The Company and its partners are currently in discussions with respect to the allocation of these funds. The Company expects that it will receive reimbursement for the approximately $4.75 million of costs and expenses incurred previously in connection with the Christiana Phase II project. Pending the completion of negotiations with its partners, the Company is not in a position to estimate the allocation of the balance of the monies to be paid by the Delaware Department of Transportation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     The following table shows the total number of shares that we acquired in the second quarter of 2005 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees' use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.

(d) Maximum
Number
(or Approximate
Dollar Value) of
Shares that May
			(c) Total Number of	Yet
			Shares Purchased as	Be Purchased
	(a) Total Number	(b) Average	part of Publicly	Under
	of Shares	Price Paid per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs	Programs

April 1 – April 30, 2005	—	$—	—	—
May 1 – May 31, 2005	—	—	—	—
June 1 – June 30, 2005	45,818	47.75	—	—

Total	45,818	$47.75	—	—

Back to Contents

Item 4. Submission of Matters to a Vote of Security Holders

     The 2005 Annual Meeting of Holders of Certificates of Beneficial Interest of the Company was held on May 19, 2005. At such meeting, (1) Messrs. John J. Roberts, Lee H. Javitch, Jonathan B. Weller and Mark E. Pasquerilla were reelected to the Company’s Board of Trustees as Class A trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2008 and until their respective successors are elected and qualified, and (2) KPMG LLP was ratified as the Company’s independent auditor for 2005. At the 2005 Annual Meeting, 32,826,922 votes were cast for Mr. Roberts, 32,491,796 votes were cast for Mr. Javitch, 32,727,944 votes were cast for Mr. Weller, and 32,335,586 votes were cast for Mr. Pasquerilla. Under the Company’s Trust Agreement, votes cannot be cast against a candidate. The holders of 365,086 shares withheld authority to vote for Mr. Roberts, 700,212 shares withheld authority to vote for Mr. Javitch, 464,064 shares withheld authority to vote for Mr. Weller, and 856,421 shares withheld authority to vote for Mr. Pasquerilla. The holders of 32,649,167 shares voted for the selection of KPMG LLP as the Company’s independent auditor for 2005, 492,647 shares voted against the selection of KPMG LLP and 50,192 shares abstained from voting for or against the selection of KPMG LLP.

     In addition to Messrs. Roberts, Javitch, Weller and Pasquerilla, the continuing members of the Company’s Board of Trustees following the 2005 Annual Meeting include Messrs. Ronald Rubin, Leonard I. Korman, Donald F. Mazziotti, Stephen B. Cohen, George F. Rubin, Rosemarie B. Greco, Ira M. Lubert and Edward A. Glickman.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

August 9, 2005	By: /s/ Ronald Rubin

Ronald Rubin
Chief Executive Officer

By: /s/ Robert F. McCadden

Robert F. McCadden
Executive Vice President and Chief Financial Officer

By: /s/ Jonathen Bell

Jonathen Bell
Vice President and Corporate Controller (Principal Accounting Officer)