Form 10-Q
period 2005-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2005-11-09
CIK 77281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ___________________

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of beneficial interest outstanding at November 1, 2005: 36,721,437

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Back to Contents

Part I – Financial Information
Item 1. Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share amounts)
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,629,837	$2,510,256
Construction in progress	58,534	10,952
Land held for development	6,100	9,863

Total investments in real estate	2,694,471	2,531,071
Less: accumulated depreciation	(203,953)	(148,759)

Net investments in real estate	2,490,518	2,382,312

INVESTMENTS IN PARTNERSHIPS, at equity	35,182	27,244

	2,525,700	2,409,556
OTHER ASSETS:
Cash and cash equivalents	28,954	40,044
Rents and other receivables (net of allowance for doubtful accounts of $10,386 and $9,394, at September 30, 2005 and December 31, 2004, respectively)	33,352	31,982
Intangible assets (net of accumulated amortization of $62,326 and $38,333 at September 30, 2005 and December 31, 2004, respectively)	165,746	171,850
Deferred costs and other assets	68,442	62,650
Assets held for sale	17,248	15,321

Total assets	$2,839,442	$2,731,403

LIABILITIES:
Mortgage notes payable	$1,284,304	$1,145,079
Debt premium on mortgage notes payable	44,311	56,135
Credit Facility	276,000	271,000
Liabilities related to assets held for sale	18,611	18,564
Tenants’ deposits and deferred rents	16,485	13,457
Investments in partnerships, deficit balances	13,531	13,758
Accrued expenses and other liabilities	68,114	76,975

Total liabilities	1,721,356	1,594,968

MINORITY INTEREST:
Minority interest in Operating Partnership	127,932	128,384
Minority interest in properties	3,159	3,585

Total minority interest	131,091	131,969

COMMITMENTS AND CONTINGENCIES (note 9)

SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 36,714,000 shares at September 30, 2005 and 36,272,000 shares at December 31, 2004, respectively	36,714	36,272
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475,000 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004, respectively	25	25
Capital contributed in excess of par	916,937	899,506
Deferred compensation	(14,284)	(7,737)
Accumulated other comprehensive income (loss)	2,770	(1,821)
Retained earnings	44,833	78,221

Total shareholders’ equity	986,995	1,004,466

Total liabilities, minority interest and shareholders’ equity	$2,839,442	$2,731,403

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

REVENUE:
Real estate revenues:
Base rent	$67,403	$62,188	$199,880	$185,391
Expense reimbursements	32,045	29,857	92,735	86,371
Percentage rent	1,437	1,647	5,926	5,131
Lease termination revenues	176	1,691	2,198	2,678
Other real estate revenues	2,322	2,063	6,612	6,065

Total real estate revenues	103,383	97,446	307,351	285,636
Management company revenues	1,136	1,831	3,887	5,630
Interest and other income	293	180	737	865

Total revenues	104,812	99,457	311,975	292,131

EXPENSES:
Property operating expenses:
CAM and real estate tax	(28,483)	(25,168)	(84,236)	(74,407)
Utilities	(6,421)	(5,523)	(16,823)	(14,602)
Other operating expenses	(5,749)	(5,104)	(15,885)	(16,708)

Total property operating expenses	(40,653)	(35,795)	(116,944)	(105,717)
Depreciation and amortization	(27,729)	(22,912)	(81,312)	(72,438)
Other expenses:
General and administrative expenses	(8,412)	(11,294)	(27,833)	(33,479)
Taxes	(78)	—	(519)	—

Total other expenses	(8,490)	(11,294)	(28,352)	(33,479)

Interest Expense:
Interest expense excluding prepayment penalty	(20,745)	(18,294)	(60,187)	(53,858)
Prepayment penalty	(803)	—	(803)	—

Total interest expense	(21,548)	(18,294)	(60,990)	(53,858)

Total expenses	(98,420)	(88,295)	(287,598)	(265,492)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	6,392	11,162	24,377	26,639

Equity in income of partnerships	1,808	1,496	5,426	4,909
Gains on sales of interests in real estate	8,024	1,529	8,721	1,529

Income before minority interest and discontinued operations	16,224	14,187	38,524	33,077
Minority interest in properties	(42)	(48)	(127)	(545)
Minority interest in Operating Partnership	(1,782)	(1,517)	(4,316)	(3,340)

Income from continuing operations	14,400	12,622	34,081	29,192

Discontinued operations:
Operating results from discontinued operations	200	1,856	893	6,622
Gains (adjustments to gains) on sales of real estate	3,736	—	3,736	(550)
Minority interest in Operating Partnership	(441)	(205)	(520)	(621)
Minority interest in properties	—	(5)	—	(20)

Income from discontinued operations	3,495	1,646	4,109	5,431

Net income	17,895	14,268	38,190	34,623
Dividends on preferred shares	(3,403)	(3,403)	(10,209)	(10,209)

Net income available to common shareholders	$14,492	$10,865	$27,981	$24,414

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
EARNINGS PER SHARE
(in thousands of dollars, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Income from continuing operations	$14,400	$12,622	$34,081	$29,192
Dividends on preferred shares	(3,403)	(3,403)	(10,209)	(10,209)

Income from continuing operations available to common shareholders	10,997	9,219	23,872	18,983
Dividends on unvested restricted shares	(265)	(196)	(770)	(548)

Income from continuing operations used to calculate earnings per share	10,732	9,023	23,102	18,435
Minority interest in properties – continuing operations	42	48	127	131

Income from continuing operations used to calculate earnings per share – diluted	$10,774	$9,071	$23,229	$18,566

Income from discontinued operations	$3,495	$1,646	$4,109	$5,431

Basic earnings per share:
Income from continuing operations	$0.29	$0.25	$0.64	$0.52
Income from discontinued operations	0.10	0.05	0.11	0.15

	$0.39	$0.30	$0.75	$0.67

Diluted earnings per share:
Income from continuing operations	$0.29	$0.25	$0.63	$0.51
Income from discontinued operations	0.10	0.05	0.11	0.15

	$0.39	$0.30	$0.74	$0.66

(in thousands of shares)
Weighted-average shares outstanding – basic	36,149	35,695	36,049	35,539
Effect of common share equivalents	697	640	675	621

Weighted-average shares outstanding – diluted	36,846	36,335	36,724	36,160

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(Unaudited)

	For the Nine Months Ended September 30,

	2005	2004

Cash Flows from Operating Activities:
Net income	$38,190	$34,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,280	55,306
Amortization of in-place lease assets	21,922	16,767
Amortization of leasing commissions	1,122	403
Amortization of above-market lease assets	2,086	2,121
Amortization of below-market lease assets	(1,761)	(1,653)
Amortization of deferred financing costs	1,289	1,238
Amortization of debt premium	(14,528)	(14,542)
Straight-line rent adjustments	(3,183)	(3,785)
Equity in income of partnerships in excess of distributions	—	(506)
Provision for doubtful accounts	2,336	6,166
Amortization of deferred compensation	2,385	2,513
Minority interest	4,963	4,526
(Gains) adjustments to gains on sales of interests in real estate	(12,457)	(979)
Change in assets and liabilities:
Net change in other assets	(3,367)	754
Net change in other liabilities	(1,913)	(16,780)

Net cash provided by operating activities	95,364	86,172

Cash Flows from Investing Activities:
Investments in wholly-owned real estate acquisitions, net of cash acquired	(64,241)	(33,026)
Investments in wholly-owned real estate improvements	(28,509)	(19,138)
Additions to construction in progress	(46,112)	(14,643)
Investments in partnerships	(622)	(1,010)
Increase in cash escrows	(1,149)	(1,316)
Capitalized leasing costs	(2,563)	(1,691)
Additions to leasehold improvements	(2,725)	(2,674)
Cash distributions from partnerships in excess of equity in income	1,360	—
Cash proceeds from sales of wholly-owned real estate	3,940	107,563
Cash proceeds from sales of interest in partnerships	4,282	4,140

Net cash (used in) provided by investing activities	(136,339)	38,205

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(14,008)	(14,103)
Proceeds from mortgage notes payable	266,000	—
Repayment of mortgage notes payable	(147,529)	—
Prepayment penalty on repayment of mortgage notes payable	(803)	—
Borrowing from unsecured revolving Credit Facility	186,000	49,000
Repayment of unsecured revolving Credit Facility	(181,000)	(107,000)
Payment of deferred financing costs	(1,675)	(101)
Shares of beneficial interest issued	5,165	12,036
Shares of beneficial interest retired	(3,048)	(1,052)
Distributions paid to common shareholders	(61,370)	(58,173)
Distributions paid to preferred shareholders	(10,209)	(10,209)
Distributions paid to OP Unit holders and minority partners	(7,638)	(7,508)

Net cash provided by (used in) financing activities	29,885	(137,110)

Net change in cash and cash equivalents	(11,090)	(12,733)
Cash and cash equivalents, beginning of period	40,044	42,837

Cash and cash equivalents, end of period	$28,954	$30,104

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

The Company, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. The Company’s portfolio consisted of 50 retail properties in 12 states and included 37 shopping malls, 13 power and strip centers, as well as one office property as of September 30, 2005.

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

The Company’s interests in its properties are held through PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2005, the Company held an 89.1% interest in the Operating Partnership and consolidated it for financial reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

Back to Contents

2.     RECENT ACCOUNTING PRONOUNCEMENTS:

EITF Issue No. 04-05

In June 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). This consensus applies to voting interest entities not within the scope of FIN No. 46R in which the investor is the general partner(s) in a limited partnership or functional equivalent. EITF 04-05 concluded that the general partner(s) in a limited partnership is (are) presumed to control that limited partnership and therefore should include the limited partnership in its (their) consolidated financial statements. The general partner(s) may overcome this presumption of control and not consolidate the entity if the limited partners have certain substantial rights, as defined.

EITF 04-05 became effective upon ratification by the Financial Accounting Standards Board (“FASB”) on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which partnership agreements are modified after that date. For general partners in all other limited partnerships, the effective date is no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of EITF 04-05 will have a material impact on its consolidated financial statements.

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

SFAS No. 123(R) and SAB No. 107

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments, which was permitted under SFAS No. 123, is no longer an alternative. As originally issued by the FASB, SFAS No. 123(R) was effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance related to share-based payment arrangements for reporting companies. Also in March 2005, the SEC permitted reporting companies to defer adoption of SFAS No. 123(R) until the beginning of their next fiscal year, which, for the Company, is January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of such awards previously calculated in connection with the development of the prior pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of SFAS No. 123(R), but does not expect the impact of adopting SFAS No. 123(R) to be material to its financial statements because it adopted SFAS No. 123 effective January 1, 2003.

Back to Contents

3.     REAL ESTATE ACTIVITIES:

Investments in real estate as of September 30, 2005 and December 31, 2004 were comprised of the following:

	September 30, 2005	December 31, 2004
(in thousands of dollars)

Buildings and improvements	$2,288,202	$2,135,264
Land	406,269	395,807

Total investments in real estate	2,694,471	2,531,071
Less: accumulated depreciation	(203,953)	(148,759)

Net investments in real estate	$2,490,518	$2,382,312

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

In March 2005, the Company acquired the Gadsden Mall in Gadsden, Alabama, with 0.5 million square feet, for a purchase price of approximately $58.8 million. The Company funded the purchase price from its unsecured revolving Credit Facility (the “Credit Facility”, see Note 5). Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, a 40,000 square foot office building that the Company considers to be non-strategic, and which the Company has classified as held-for-sale for financial reporting purposes.

In February 2005, the Company acquired Cumberland Mall in Vineland, New Jersey, with 0.9 million square feet. The total purchase price was approximately $59.5 million, which included the assumption of approximately $47.7 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price included 272,859 units in the Company’s Operating Partnership (“OP Units”), which were valued at approximately $11.0 million, based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. In a related transaction, the Company acquired an undeveloped 1.7 acre parcel adjacent to Cumberland Mall for approximately $0.9 million in cash, which the Company has included in the aggregate $59.5 million purchase price. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The Company also recorded a debt premium of $2.7 million in order to record Cumberland Mall’s mortgage at fair value.

PRI managed and leased Cumberland Mall beginning in 1997 for Cumberland Mall Associates. Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George F. Rubin, a vice chairman and a trustee of the Company, controlled and had substantial ownership interests in Cumberland Mall Associates and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees was organized to evaluate the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

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

In May 2004, the Company acquired The Gallery at Market East II in Philadelphia, Pennsylvania, with 0.3 million square feet, for a purchase price of $32.4 million. The purchase price was primarily funded from the Credit Facility. Of the purchase price amount, $4.5 million was allocated to the value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases.

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

Dispositions

In August 2005, the Company sold its four industrial properties for approximately $4.3 million. The Company recorded a gain of approximately $3.7 million in the third quarter of 2005 from this transaction.

In July 2005, an agreement that the Company signed in April 2005 for the sale of the sixth Non-Core Property (see below), Schuylkill Mall, was terminated. The Company continues to actively market the property, and intends to continue to designate Schuylkill Mall as held for sale.

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

Back to Contents

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” the Company has presented as discontinued operations the operating results of (i) the Non-Core Properties, (ii) the P&S Office Building acquired in connection with the Gadsden Mall transaction and (iii) the industrial properties. Discontinued operations also includes an adjustment to the gain on the sale of the Company’s multifamily portfolio that was recorded in the first quarter of 2004.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(in thousands of dollars)	2005	2004	2005	2004

Real estate revenues	$1,281	$7,126	$4,221	$21,988
Expenses:
Property operating expenses	(771)	(4,423)	(2,384)	(12,723)
Interest expense	(310)	(834)	(931)	(2,605)
Depreciation and amortization	—	(13)	(13)	(38)

Total expenses	(1,081)	(5.270)	(3,328)	(15,366)
Operating results from discontinued operations	200	1,856	893	6,622
Gains (adjustment to gains) on sales of real estate	3,736	—	3,736	(550)
Minority interest	(441)	(210)	(520)	(641)

Income from discontinued operations	$3,495	$1,646	$4,109	$5,431

Development Activity

As of September 30, 2005, the Company had capitalized $39.3 million related to construction and development activities. Of this amount, $7.4 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, $30.4 million is included in construction in progress and $1.5 million is included in investments in partnerships, at equity. Non-refundable deposits on land purchase contracts were $0.6 million at September 30, 2005.

In August 2005, the Company acquired a two acre parcel in Lacey Township, New Jersey for approximately $2.6 million in cash, including closing costs. The parcel is located adjacent to a 43 acre parcel acquired in May 2005.

In August 2005, the Company acquired approximately 15 acres in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million in cash, including closing costs.

In June 2005, the Company acquired a 28 acre parcel in New Garden Township, Pennsylvania for approximately $4.3 million in cash, including closing costs.

In May 2005, the Company acquired a 43 acre parcel in Lacey Township, New Jersey for approximately $9.0 million in cash, including closing costs.

In October 2004, the Company entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). The MOU contemplates that the Company will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 208 acre site (the “Site”) located 35 miles northwest of Pittsburgh, Pennsylvania. Valley View has recently completed its acquisition of the Site, but the MOU contemplates that the Company will acquire the Site and lease it to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. The Company and its affiliates will not have any ownership interest in Valley View or Centaur.

The Company’s acquisition of the Site and the construction of the racetrack require the issuance to Valley View of the sole remaining unissued harness racetrack license (the “Racing License”) in Pennsylvania. The construction of the casino requires the issuance to Valley View, under the Pennsylvania Race Horse Development and Gaming Act, of a license for Alternative Gaming. Valley View had been one of two applicants for the Racing License. There have been a number of hearings on the applications before the Pennsylvania Harness Racing Commission, and on November 3, 2005, the Harness Racing Commission issued an order denying award of the license to both of the applicants. It is expected that the Harness Racing Commission will issue its findings shortly, giving rise to corresponding administrative rights to appeal. However, the Company is unable to predict whether Valley View will exercise any rights available to it, or if it does, whether or when Valley View will be issued the Racing License.

Back to Contents

Upon execution of the MOU, the Company paid approximately $1.0 million to Valley View, representing a portion of the expenses incurred by or on behalf of Valley View prior to the execution of the MOU. In addition, the Company may be required to pay to Valley View 20% of the acquisition costs paid by Valley View to acquire the Site, which totaled approximately $3.3 million (the “Acquisition Cost”). If the Racing License is issued to Valley View, Valley View will transfer the Site to the Company, and the Company will pay to Valley View an amount equal to the Acquisition Cost less the portion of the Acquisition Cost, if any, previously paid by the Company.

If the Racing License is issued to Valley View and the Company acquires the Site, the Company will enter into a long-term ground lease with Valley View for the Site (the “Lease”). The Lease will obligate Valley View, as lessee, to pay all costs associated with the ownership and operation of the Site. The Company will pay, as a tenant allowance, an amount equal to 20% of the costs of such improvements subject to certain limitations, including the limitation that the total of all payments by the Company will not exceed $10 million. Valley View will also pay the Company a development fee of $3.0 million for customary development management services in connection with the development and construction of the racetrack, casino and related improvements.

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

Back to Contents

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands of dollars)

	2005	2004	2005	2004

Development/Redevelopment:
Salaries and benefits	$459	$229	$1,243	$859
Real estate taxes	$190	$33	$405	$133
Interest	$795	$419	$1,690	$1,262

Leasing:
Salaries and benefits	$801	$638	$2,563	$1,691

4.      INVESTMENTS IN PARTNERSHIPS:

The following table presents summarized financial information of the equity investments in the Company’s eight unconsolidated partnerships (six operating properties and two properties in development/redevelopment) as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
(in thousands of dollars)
ASSETS:
Investments in real estate, at cost:
Retail properties	$219,829	$247,161
Construction in progress	1,506	1,506

Total investments in real estate	221,335	248,667
Less: accumulated depreciation	(60,897)	(68,670)

	160,438	179,997
Cash and cash equivalents	1,983	8,170
Deferred costs, and other assets	45,338	28,181

Total assets	207,759	216,348

LIABILITIES AND PARTNERS’ EQUITY:
Mortgage notes payable	193,615	219,575
Other liabilities	20,081	11,072

Total liabilities	213,696	230,647

Net equity (deficit)	(5,937)	(14,299)
Less: partners’ share	914	(7,310)

Company’s share	(6,851)	(6,989)
Excess investment (1)	21,223	11,912
Advances	7,279	8,563

Net investments and advances	$21,651	$13,486

Investment in partnerships, at equity	$35,182	$27,244
Investments in partnerships, deficit balances	(13,531)	(13,758)

	$21,651	$13,486

(1)	Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “equity in income of partnerships.” Also includes $7.8 million that represents the proceeds from the Christiana Phase II settlement that have not yet been distributed to the Company and its partners.

Back to Contents

The following table summarizes the Company’s equity in income of partnerships for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands of dollars)	2005	2004	2005	2004

Real estate revenues	$13,690	$13,388	$42,697	$42,599

Expenses:
Property operating expenses	(3,927)	(4,234)	(12,827)	(13,382)
Interest expense	(3,952)	(4,093)	(12,230)	(12,684)
Depreciation and amortization	(2,095)	(1,980)	(6,296)	(6,373)

Total expenses	(9,974)	(10,307)	(31,353)	(32,439)

Net income	3,716	3,081	11,344	10,160
Partners’ share	(1,842)	(1,557)	(5,714)	(5,140)

Company’s share	1,874	1,524	5,630	5,020
Amortization of excess investment	(66)	(28)	(204)	(111)

Equity in income of partnerships	$1,808	$1,496	$5,426	$4,909

Dispositions

In July 2005, the Company sold its 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of approximately $22.6 million. The Company’s share of the sales price was $13.4 million, including assumed debt of approximately $9.0 million. The net cash proceeds to the Company were approximately $3.9 million. The Company recorded a gain of approximately $5.0 million in the third quarter of 2005 from this transaction.

In July 2005, a partnership in which the Company has a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. See Note 9 under “Legal Actions” for further discussion. The Company recorded a gain of $3.0 million in the third quarter of 2005 from this transaction.

In August 2004, the Company sold its 60% non-controlling ownership interest in Rio Grande Mall, a 166,000 square foot strip center in Rio Grande, New Jersey, to Freeco Development LLC, an affiliate of the Company’s partner in this property, for net proceeds of $4.1 million. The Company recorded a gain of approximately $1.5 million in the third quarter of 2004 from this transaction.

5.      MORTGAGE NOTES AND BANK LOAN PAYABLE:

In September 2005, the Company entered into a $200 million first mortgage loan secured by Cherry Hill Mall in Cherry Hill, New Jersey with each of The Prudential Insurance Company of America and The Northwestern Mutual Life Insurance Company. This loan has an interest rate of 5.42%, will be repaid based on a 30 year amortization schedule and will mature in October 2012. Under the terms of the loan, the Company has the right to convert this mortgage loan to a senior unsecured corporate obligation during the first six years of the mortgage loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating. The Company used a portion of the proceeds to repay the previous first mortgage on the property, which the Company had assumed upon its acquisition of Cherry Hill Mall in 2003. The previous mortgage had a balance of approximately $70.2 million at closing. The Company used the remaining net proceeds to repay a portion of the outstanding balance under its Credit Facility.

In July 2005, the Company refinanced the mortgage loan on Magnolia Mall in Florence, South Carolina. The new loan has a balance of $66.0 million, a 10-year term and an interest rate of 5.33% per annum. Of the approximately $67.4 million of proceeds (including refunded deposits of approximately $1.4 million), $19.3 million was used to repay the previous mortgage loan, $0.8 million was used to pay a prepayment penalty on the previous mortgage loan, and approximately $47.0 million was used to repay borrowings under the Company’s Credit Facility.

Back to Contents

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

In February 2005, the Company amended its Credit Facility. Under the amended terms, the $500 million Credit Facility can be increased to $650 million under prescribed conditions, and the Credit Facility bears interest at a rate between 1.05% and 1.55% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used under the amended terms to calculate Gross Asset Value is 8.25%. At September 30, 2005, $276.0 million was outstanding under the Credit Facility, and the Company pledged $19.3 million under the Credit Facility as collateral for seven letters of credit. The unused portion of the Credit Facility available to the Company was $204.7 million as of September 30, 2005.

6.      COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands of dollars)	2005	2004	2005	2004

Net income	$17,895	$14,268	$38,190	$34,623
Other comprehensive income, net (1)	9,731	56	4,591	175

Total comprehensive income	$27,626	$14,324	$42,781	$34,798

––––––––––––

(1)	Represents effective portion of change in fair value of forward starting swap agreements entered into by the Company in May 2005, (see Note 10), amortization of deferred hedging costs associated with completed development activities, and a charge to expense of deferred hedging costs associated with terminated development activities.

7.      CASH FLOW INFORMATION:

Cash paid for interest was $74.4 million (net of capitalized interest of $1.7 million) and $68.3 million (net of capitalized interest of $1.3 million), respectively, for the nine months ended September 30, 2005 and 2004, respectively.

Significant non-cash transactions

In connection with the sale of a 13.5 acre parcel in May 2005 as described in Note 3, the buyer, Home Depot USA, assumed the $12.5 million mortgage loan on the parcel.

Back to Contents

In connection with the acquisition of Cumberland Mall in February 2005, the Company assumed mortgage loans of approximately $47.7 million and issued OP Units valued at $11.0 million.

In March 2004, the Company issued 279,910 units in its operating partnership (“OP Units”) valued at $10.2 million to certain former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company’s other executive officers) in connection with the Company’s acquisition of The Rubin Organization in 1997. The details of this transaction are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

8.      RELATED PARTY TRANSACTIONS:

General

PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers and trustees of the Company and PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.2 million and $0.5 million for the three month periods ended September 30, 2005 and 2004, respectively, and $0.7 million and $1.1 million for the nine month periods ended September 30, 2005 and 2004, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers and trustees of the Company have an interest. Total rent expense under this lease was $0.4 million in each of the three months ended September 30, 2005 and 2004, and $1.1 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $66,000 and $38,000 in the three months ended September 30, 2005 and 2004, respectively, and $144,000 and $97,000 in the nine months ended September 30, 2005 and 2004, respectively, for flight time used by employees on Company-related business.

The Rubin Organization

See Note 7 under “Significant non-cash transactions”

Cumberland Mall

See Note 3 under “2005 Acquisitions” and Note 9 under “Tax Protection Agreements”

New Castle Associates

See Note 3 under “2004 Acquisitions”

Crown Merger

See Note 9 under “Tax Protection Agreements” and “Other”

9.       COMMITMENTS AND CONTINGENCIES:

Development Activities

The Company is involved in a number of development and redevelopment projects that will require equity funding by the Company or third-party debt or equity financing. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a partner, the Company’s flexibility in funding the project may be governed by the partnership agreement or the covenants existing in its Credit Facility, which limit the Company’s involvement in partnership projects.

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2005, the remainder to be paid against such contractual and other commitments was $37.1 million, which is expected to be financed through the Credit Facility or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total expected costs of $96.2 million.

Back to Contents

Legal Actions

In June and July respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC had estimated its losses at approximately $14 million, and had alleged that PRI is responsible for such losses under the terms of a management agreement. No lawsuit was filed against PRI. The Company understands that IBC recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, the Company understands that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries resulted in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may have been subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. PRI had insurance to cover some or all payments to IBC and took action to preserve its rights with respect to such insurance. In September 2005, the parties settled this matter. The Company’s share of the settlement payments, after applying insurance recoveries toward the settlement, was $0.3 million.

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

In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. In July 2005, the property was sold to the Department of Transportation, and $17.0 million was received by the partnership. The Company and its partners are currently in discussions with respect to the allocation of these funds, but have not yet come to terms. The Company expects that it will receive reimbursement for the approximately $4.8 million of costs and expenses incurred previously in connection with the Christiana Phase II project. Although the partners have not yet come to terms, the Company further expects to receive no less than $3.0 million of the remaining proceeds from the amount paid by the Department of Transportation.

Following the Company’s sale of its 15 wholly-owned multifamily properties in 2003, the purchaser of those properties made claims against the Company seeking unspecified damages. During the first quarter of 2004, the Company recorded a $0.6 million adjustment to the gain on the sale of these properties, which the Company paid to the purchaser in the second quarter of 2004 to resolve these claims.

In the normal course of business, the Company has and may become involved in other legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these other legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Back to Contents

Guarantees

The Company and its subsidiaries are guarantors of the Credit Facility, which had $276.0 million outstanding at September 30, 2005.

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

Other

In connection with the Merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. This retained interest is subject to a put-call arrangement between Crown’s former operating partnership and the Company, pursuant to which the Company has the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown’s former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown’s former operating partnership. The remaining partners of Crown’s former operating partnership are entitled to a cumulative preferred distribution from the two partnerships that own the 12 shopping malls. The amount of the preferred distribution is based on the capital distributions made by the Company’s operating partnership and amounted to $0.2 million in each of the three month periods ended September 30, 2005 and 2004, and $0.6 million in each of the nine month periods ended September 30, 2005 and 2004.

Back to Contents

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

Financial instruments are recorded on the balance sheet as assets or liabilities based on the instrument’s fair value. Changes in the fair value of financial instruments are recognized currently in earnings, unless the financial instrument meets the criteria for hedge accounting contained in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). If the financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the financial instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

The anticipated transaction to be hedged must expose the Company to interest rate risk, and the hedging instrument must reduce the exposure and meet the requirements for hedge accounting under SFAS No. 133. The Company must formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at inception and on a quarterly basis. Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt.

In May 2005, the Company entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. The Company also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on September 30, 2005 and considers these swaps to be completely effective cash flow hedges under SFAS No. 133.

The Company’s swaps will be settled in cash for the present value of the difference between the locked swap rate and the then-prevailing rate on or before the cash settlement dates corresponding to the dates of issuance of new long-term debt obligations. If the prevailing market interest rate exceeds the rate in the swap agreement, then the counterparty will make a payment to the Company. If it is lower, the Company will pay the counterparty. The Company’s gain or loss on the swaps, if any, will be deferred in accumulated other comprehensive income (loss) and will be amortized into earnings as an increase or decrease in effective interest expense during the periods in which the hedged transaction affects earnings. Accordingly, settlement amounts will be capitalized as a cost of issuance and amortized over the life of the debt as a yield adjustment.

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

Back to Contents

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2005. The notional amounts at September 30, 2005 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value	Interest Rate	Effective Date	Cash Settlement Date

Swap-Cash Flow	$50.0 million	$0.7 million	4.6830%	July 31, 2007	October 31, 2007
Swap-Cash Flow	50.0 million	0.7 million	4.6820%	July 31, 2007	October 31, 2007
Swap-Cash Flow	20.0 million	0.3 million	4.7025%	July 31, 2007	October 31, 2007
Swap-Cash Flow	50.0 million	0.5 million	4.8120%	September 10, 2008	December 10, 2008
Swap-Cash Flow	50.0 million	0.6 million	4.7850%	September 10, 2008	December 10, 2008
Swap-Cash Flow	20.0 million	0.2 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	45.0 million	0.4 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	10.0 million	0.1 million	4.8400%	September 10, 2008	December 10, 2008
Swap-Cash Flow	50.0 million	0.6 million	4.7900%	September 10, 2008	December 10, 2008
Swap-Cash Flow	25.0 million	0.2 million	4.8220%	September 10, 2008	December 10, 2008

Total	$370.0 million	$4.3 million

As of September 30, 2005, the estimated unrealized gain attributed to the cash flow hedges was $4.3 million and has been included in deferred costs and other assets and accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet.

11. SUBSEQUENT EVENTS

In September 2005, the Company entered into agreements under which it and Kravco Simon Investments, L.P. (“Kravco Simon”), a Simon Property Group affiliate, will acquire Springfield Mall in Springfield, Pennsylvania, a 590,000 square foot mall, for approximately $103.5 million. The Company and Kravco Simon will each have a 50% ownership interest in the property. The buyers expect to obtain a mortgage to finance up to approximately 75% of the costs of the acquisition. The Company expects to fund its portion of the balance of the purchase price using its Credit Facility. The Company anticipates that the closing of the transaction will take place in the fourth quarter of 2005.

In October 2005, the Company’s Board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions. The program will be in effect until the end of 2007, subject to the Company’s authority to terminate the program earlier. The Company may fund repurchases under the program from multiple sources, including up to $50.0 million from its Credit Facility. The Company is not required to repurchase any shares under the program and cannot predict the dollar amount of shares that may be repurchased or the timing of such transactions, which will depend on the prevailing price of the Company’s common shares and market conditions, among other factors.

In October 2005, the Company declared a quarterly cash dividend of $0.57 per common share and OP Unit for common shareholders and OP Unit holders of record on December 1, 2005. In addition, the Company declared a regular quarterly dividend of $1.375 per share on its 11% senior preferred shares for holders of record on December 1, 2005. All dividends and distributions will be paid on December 15, 2005.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern United States. Our retail portfolio currently consists of 50 properties in 12 states consisting of 37 shopping malls and 13 power and strip centers. We also own one office property. The retail properties have a total of approximately 32.8 million square feet, of which we and partnerships in which we own an interest own approximately 25.3 million square feet.

Properties that we consolidate for financial reporting purposes have approximately 29.0 million square feet, of which we own 22.8 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have approximately 3.8 million square feet, of which 2.5 million square feet are owned by such partnerships.

Our primary business is owning and operating shopping malls and power and strip centers. We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. No individual property constitutes more than 10% of our consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of the properties, the tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of our consolidated revenue and none of our properties are located outside the United States.

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of September 30, 2005, held an 89.1% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in six of the 50 operating retail properties in our portfolio through unconsolidated partnerships with third parties. We hold a non-controlling interest in each unconsolidated partnership, and account for each such partnership using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Back to Contents

We provide our management, leasing and development services through PREIT Services, LLC (“PREIT Services”), which develops and manages our wholly-owned properties, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not own an interest. Of our six unconsolidated operating properties, we co-manage one of the properties and partners or their affiliates manage the remaining five properties. One of our key strategic long-term objectives is to obtain managerial control of as many of our assets as possible. Due to the nature of our existing partnership arrangements, we cannot anticipate when this objective will be achieved, if at all.

Our revenues consist primarily of fixed rental income, additional rent in the form of expense reimbursements and percentage rents (rents that are based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing retail properties. We receive income from our unconsolidated real estate partnership investments, in which we have equity interests of 50%. We also receive income from PRI derived from the management and leasing services it provides to properties owned by third parties.

Our net income increased by $3.6 million to $17.9 million for the three month period ended September 30, 2005, from $14.3 million for the three month period ended September 30, 2004. The increase in our net income for the three month period ended September 30, 2005 resulted primarily from our share of the recorded gain from the sale of an undeveloped land parcel in connection with the Christiana Phase II litigation settlement, the gain on the sale of the industrial properties and our share of the gain on the sale of Laurel Mall. Our net income was also impacted by the changes to the real estate revenues, property operating expenses, interest expense and depreciation expense resulting from properties that were acquired or disposed of during 2004 and 2005, interest expense associated with a prepayment penalty in connection with the repayment of a mortgage loan prior to its scheduled maturity and the impact on operating results of properties that are in various stages of redevelopment.

ACQUISITIONS, DISPOSITIONS, DEVELOPMENT AND REDEVELOPMENT ACTIVITIES

2005 Acquisitions

In May 2005, we exercised our option to purchase approximately 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for a purchase price of $5.9 million. We used available working capital to fund this purchase.

In March 2005, we acquired Gadsden Mall in Gadsden, Alabama, with 0.5 million square feet, for a purchase price of approximately $58.8 million. We funded the purchase price from our unsecured revolving credit facility (the “Credit Facility”). Of the purchase price amount, $7.8 million was allocated to value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, a 40,000 square foot office building that we consider to be non-strategic, and which we have classified as held-for-sale for financial reporting purposes.

In February 2005, we acquired Cumberland Mall in Vineland, New Jersey, with 0.9 million square feet. The total purchase price was approximately $59.5 million, which included the assumption of approximately $47.7 million in mortgage debt secured by Cumberland Mall. The remaining portion of the purchase price included 272,859 units in our Operating Partnership (“OP Units”), which were valued at approximately $11.0 million, based on the average of the closing price of our common shares on the ten consecutive trading days immediately before the closing date of the transaction. In a related transaction, we acquired an undeveloped 1.7 acre land parcel adjacent to Cumberland Mall for approximately $0.9 million in cash, which we have included in the aggregate $59.5 million purchase price. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. We also recorded a debt premium of $2.7 million in order to record Cumberland Mall’s mortgage at fair value.

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

We are actively involved in pursuing and evaluating a number of additional acquisition opportunities.

Back to Contents

2004 Acquisitions

In December 2004, we acquired Orlando Fashion Square in Orlando, Florida, with 1.1 million square feet, for approximately $123.5 million, including closing costs. The transaction was financed from borrowings made under our Credit Facility. Of the purchase price amount, $14.7 million was allocated to the value of in-place leases and $0.7 million was allocated to above-market leases.

In May 2004, we acquired The Gallery at Market East II in Philadelphia, Pennsylvania, with 0.3 million square feet, for a purchase price of $32.4 million. The purchase price was primarily funded from our Credit Facility. Of the purchase price amount, $4.5 million was allocated to value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases.

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

Dispositions

In August 2005, we sold our four industrial properties for approximately $4.3 million. We recorded a gain of approximately $3.7 million in the third quarter of 2005 from this transaction.

In July 2005, an agreement that we signed in April 2005 for the sale of the sixth Non-Core Property (see below), Schuylkill Mall, was terminated. We continue to actively market the property, and we intend to continue to designate Schuylkill Mall as held for sale.

In July 2005, a partnership in which we have a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. See Note 9 under “Legal Actions” for further discussion. We recorded a gain of $3.0 million in the third quarter of 2005 from this transaction.

In July 2005, we sold our 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of approximately $22.6 million. Our share of the sales price is $13.4 million, including assumed debt of approximately $9.0 million. Our net cash proceeds were approximately $3.9 million. We recorded a gain of approximately $5.0 million in the third quarter of 2005 from this transaction.

In May 2005, pursuant to a right granted to the tenant in a 1994 ground lease agreement, we sold a 13.5 acre parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot USA, Inc. for $12.5 million. We recognized a gain of $0.6 million on the sale of this parcel.

In January 2005, we sold a 0.2 acre parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million. We recognized a gain of $0.1 million on the sale of this parcel.

Back to Contents

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

Development and Redevelopment

We are involved in a number of development and redevelopment projects that will require funding by us. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project may be governed by the partnership agreement or the covenants existing in our Credit Facility, which limit our involvement in such projects.

We are involved in the ground-up development of six retail and other properties which we believe meet the financial hurdles that we apply, given economic, market and other circumstances. The expected costs identified to date to complete these ground-up projects are estimated to be $128.0 million to $162.0 million in the aggregate. We generally seek to develop these projects in areas that we believe evidence the likelihood of supporting additional retail development and have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. These projects are in various stages of the development process, during which we manage all aspects of the development, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest.

We are also involved in the redevelopment of ten of our consolidated properties, and expect to increase the number of such projects. These projects may include the introduction of multifamily, office or other uses to our properties. Total costs for these ten projects, exclusive of those to be determined for the redevelopment of Echelon Mall, are estimated to be $170.8 million in the aggregate. Redevelopments are significant undertakings, involving many of the same steps and requiring many of the same skills as new construction or new development. An important aspect of these activities is the effect of a redevelopment project on the rest of the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation. We manage the use of this space throughout the course of a redevelopment project through our specialty leasing function, with the goal of minimizing the loss of rent during the period of active redevelopment.

The following table summarizes our intended investment for redevelopment projects (in thousands of dollars):

Projects	Estimated Project Cost	Invested as of September 30, 2005	Expected Completion Date

Capital City Mall	$11,500	$5,200	Second Quarter 2006
Patrick Henry Mall	$26,600	$12,300	Third Quarter 2006
Francis Scott Key Mall	$3,500	$100	Fourth Quarter 2006
Lycoming Mall	$11,800	$1,900	Fourth Quarter 2006
Valley View Mall	$3,600	$100	Fourth Quarter 2006
New River Valley Mall (1)	$13,500	$200	First Quarter 2007
South Mall	$6,900	$50	Fourth Quarter 2007
Cherry Hill Mall	$40,000	$600	Fourth Quarter 2007
Plymouth Meeting Mall	$53,400	$18,100	Fourth Quarter 2008
Echelon Mall	to be determined	$2,300	to be determined

		$40,850

(1) Amounts do not include costs associated with New River Valley Retail Center, a proposed development project with an estimated project cost of $23.5 million, and $4.4 million invested as of September 30, 2005.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2005, the remainder to be paid against such contractual and other commitments was $37.1 million, which is expected to be financed through our Credit Facility or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total expected costs of $96.2 million.

In August 2005, we acquired a two acre parcel in Lacey Township, New Jersey for approximately $2.6 million in cash, including closing costs. The parcel is located adjacent to a 43 acre parcel acquired in May 2005.

In August 2005, we acquired a 15 acre parcel in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million in cash, including closing costs.

In June 2005, we acquired a 28 acre parcel in New Garden Township, Pennsylvania for approximately $4.3 million in cash, including closing costs.

In May 2005, we acquired a 43 acre parcel in Lacey Township, New Jersey for approximately $9.0 million in cash, including closing costs.

Back to Contents

In October 2004, we entered into a binding memorandum of understanding (“MOU”) with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”). The MOU contemplates that we will manage the development of a harness racetrack and a casino accommodating up to 3,000 slot machines (such casino operations, “Alternative Gaming”) on an approximately 208 acre site (the “Site”) located 35 miles northwest of Pittsburgh, Pennsylvania. Valley View has recently completed its acquisition of the Site, but the MOU contemplates that we will acquire the Site and lease it to Valley View for the construction and operation of a harness racetrack and an Alternative Gaming casino and related facilities. Neither we nor our affiliates will have any ownership interest in Valley View or Centaur.

Our acquisition of the Site and the construction of the racetrack require the issuance to Valley View of the sole remaining unissued harness racetrack license (the “Racing License”) in Pennsylvania. The construction of the casino requires the issuance to Valley View, under the Pennsylvania Race Horse Development and Gaming Act, of a license for Alternative Gaming. Valley View had been one of two applicants for the Racing License. There have been a number of hearings on the applications before the Pennsylvania Harness Racing Commission, and on November 3, 2005, the Harness Racing Commission issued an order denying award of the license to both of the applicants. It is expected that the Harness Racing Commission will issue its findings shortly, giving rise to corresponding administrative rights of appeal. However, we are unable to predict whether Valley View will exercise any rights available to it, or if it does, whether or when Valley View will be issued the Racing License.

Upon execution of the MOU, we paid approximately $1.0 million to Valley View, representing a portion of the expenses incurred by or on behalf of Valley View prior to the execution of the MOU. In addition, we may be required to pay to Valley View 20% of the acquisition costs paid by Valley View to acquire the Site, which totaled approximately $3.3 million (the “Acquisition Costs”). If the Racing License is issued to Valley View, Valley View will transfer the Site to us, and we will pay to Valley View an amount equal to the Acquisition Cost less the 20% portion of the Acquisition Cost, if any, previously paid by us.

If the Racing License is issued to Valley View and we acquire the Site, we will enter into a long-term ground lease with Valley View for the Site (the “Lease”). The Lease will obligate Valley View, as lessee, to pay all costs associated with the ownership and operation of the Site. We will pay, as a tenant allowance, an amount equal to 20% of the costs of such improvements subject to certain limitations, including the limitation that the total of all payments by us will not exceed $10 million. Valley View will also pay us a development fee of $3.0 million for customary development management services in connection with the development and construction of the racetrack, casino and related improvements.

In March 2004, we acquired a 25 acre parcel in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel, which is zoned for commercial development, is located across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet transactions other than the partnerships described in Note 4 to the consolidated financial statements and in the “Overview” section above.

Guarantees

We and our subsidiaries have guaranteed the Credit Facility, which had $276.0 million outstanding at September 30, 2005.

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

Back to Contents

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

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers and trustees of the Company and PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.2 million and $0.5 million for the three month periods ended September 30, 2005 and 2004, respectively, and $0.7 million and $1.1 million for the nine month periods ended September 30, 2005 and 2004, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers and trustees of the Company have an interest. Total rent expense under this lease was $0.4 million in each of the three months ended September 30, 2005 and 2004, and $1.1 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. We paid $66,000 and $38,000 in the three months ended September 30, 2005 and 2004, respectively, and $144,000 and $97,000 in the nine months ended September 30, 2005 and 2004, respectively, for flight time used by employees on Company-related business.

Acquisitions of Cumberland Mall and Cherry Hill Mall

See discussion under “Acquisitions, Dispositions and Development Activities” and “Off Balance Sheet Arrangements – Tax Protection Agreements”

Crown Merger

See discussion under “Off Balance Sheet Arrangements – Tax Protection Agreements” and “Commitments”.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

In February 2005, we amended our unsecured revolving credit facility (the “Credit Facility”). Under the amended terms, the $500 million Credit Facility can be increased to $650 million under prescribed conditions, and the Credit Facility bears interest at a rate between 1.05% and 1.55% per annum over LIBOR based on our leverage. In determining our leverage, the capitalization rate used under the amended terms to calculate Gross Asset Value is 8.25%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The Credit Facility has positioned us with substantial liquidity to fund our business plan and to pursue strategic opportunities as they arise. The amended Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided that there is no event of default at that time. At September 30, 2005, $276.0 million was outstanding under the Credit Facility, and we pledged $19.3 million under the Credit Facility as collateral for seven letters of credit. The unused portion of the Credit Facility that was available to us was $204.7 million as of September 30, 2005.

We must repay the entire principal amount outstanding under the Credit Facility at the end of its term. We may prepay any revolving loan at any time without premium or penalty. Accrued and unpaid interest on the outstanding principal amount under the Credit Facility is payable monthly, and any unpaid amount is payable at the end of the term. The Credit Facility has a facility fee of 0.15% to 0.20% per annum of the total commitments, depending on leverage and without regard to usage. The Credit Facility contains some lender yield protection provisions related to LIBOR loans. PREIT Associates and certain of its subsidiaries are guarantors of the obligations arising under the Credit Facility.

Back to Contents

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.90:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (8) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.130:1. As of September 30, 2005, the Company was in compliance with all of these debt covenants.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all obligations of the Company in connection with the Credit Facility immediately due and payable, and the commitments of the lenders to make further loans under the Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PREIT Associates or any material subsidiary, all outstanding amounts will automatically become immediately due and payable and the commitments of the lenders to make further loans will automatically terminate.

Mortgage Financing Activity

In September 2005, we entered into a $200 million first mortgage loan with The Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company. The mortgage loan, secured by Cherry Hill Mall in Cherry Hill, New Jersey, has an interest rate of 5.42% and will mature in October 2012. Under the terms of the loan, we have the right to convert this mortgage loan to a senior unsecured corporate obligation during the first six years of the mortgage loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating. We used $70.2 million of the mortgage loan proceeds to repay the previous mortgage on the property, which we assumed in connection with the purchase of Cherry Hill Mall in 2003. The previous mortgage loan had an interest rate of 10.6%. We used the remaining net proceeds of approximately $130.0 million to repay a portion of the outstanding balance under our Credit Facility.

In July 2005, we received a commitment for a $160 million first mortgage loan from Prudential Mortgage Capital Company and Teachers Insurance and Annuity Association of America. The mortgage loan, which will be secured by Willow Grove Park in Willow Grove, Pennsylvania, will have an interest rate of 5.65% per annum (which includes the cost to lock in the interest rate until closing) and will mature in December 2015 (the “Willow Grove Loan”). Under the terms of the commitment, we will have the right to convert the Willow Grove Loan to a senior unsecured corporate obligation during the first nine years of the mortgage loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating. We expect to close this financing in December 2005, subject to terms and conditions that are customary for a transaction of this type, including completion of the lenders’ due diligence and entry into mutually satisfactory definitive agreements. The definitive loan agreements will also contain customary terms and conditions. We will use a portion of the mortgage loan proceeds of the Willow Grove loan to repay the existing mortgage loan. The existing mortgage will have a balance of approximately $107.5 million at closing, bears interest at 8.39% and matures in March 2006. We expect to use the remaining net proceeds of approximately $52.5 million to repay a portion of the outstanding balance under our Credit Facility.

Back to Contents

In July 2005, we refinanced the mortgage loan on Magnolia Mall in Florence, South Carolina. The new mortgage loan has a balance of $66.0 million, a 10-year term and an interest rate of 5.33% per annum. Of the approximately $67.4 million of proceeds (including refunded deposits of approximately $1.4 million), $19.3 million was used to repay the previous mortgage loan, $0.8 million was used to pay a prepayment penalty on the previous mortgage loan, and approximately $47.0 million was primarily used to repay borrowings under our Credit Facility.

In February 2005, we repaid a $59.0 million second mortgage loan on Cherry Hill Mall in Cherry Hill, New Jersey using $55.0 million from our Credit Facility and available working capital.

The following table sets forth a summary of significant mortgage and Credit Facility activity for the nine months ended September 30, 2005:

(in thousands of dollars)	Mortgage Notes Payable	Credit Facility	Total

Balance at January 1, 2005	$1,145,079	$271,000	$1,416,079
Acquisitions
Cumberland Mall	50,482	—	50,482
Gadsden Mall	—	60,000	60,000
Dispositions
Northeast Tower Center Home Depot parcel	(12,500)	—	(12,500)
Mortgage Activities
Cherry Hill Mall 2nd mortgage repayment	(58,791)	55,000	(3,791)
Magnolia Mall new mortgage	66,000	—	66,000
Magnolia Mall mortgage repayment	(19,302)	(47,000)	(66,000)
Cherry Hill Mall new mortgage	200,000	—	200,000
Cherry Hill Mall mortgage repayment	(70,238)	(130,000)	(200,238)
Debt amortization	(16,426)	—	(16,426)
Capital expenditures and other uses	—	67,000	67,000

Balance at September 30, 2005	$1,284,304	$276,000	$1,560,305

Derivatives

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long term debt. We assessed the effectiveness of these swaps as hedges at inception and on September 30, 2005 and consider these swaps to be completely effective cash flow hedges under SFAS No. 133.

As of September 30, 2005, the estimated unrealized gain attributed to the cash flow hedges was $4.3 million, which has been included in deferred costs and other assets and accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet.

Back to Contents

Capital Resources

We expect to meet our short-term liquidity requirements generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Distributions made to common shareholders in the first nine months of 2005 were $61.4 million. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the Merger. We also believe that the foregoing sources of liquidity will be sufficient to fund our short-term liquidity needs for the foreseeable future, including recurring capital expenditures, tenant improvements and leasing commissions. The following are some of the risks that could impact our cash flows and require the funding of future distributions, capital expenditures, tenant improvements and/or leasing commissions with sources other than operating cash flows:

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

We expect to meet certain long-term capital requirements such as property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. We expect to have capital expenditures relating to leasing and property improvements in 2005 of approximately $67.3 million. In general, when the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. The following are some of the potential impediments to accessing additional funds under the Credit Facility:

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

Mortgage Notes

Mortgage notes payable, which are secured by 28 of our consolidated properties, including one property classified as held-for-sale, are due in installments over various terms extending to the year 2017, with interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.76% at September 30, 2005.

In connection with the Merger, we assumed from Crown approximately $443.8 million of a first mortgage loan secured by a portfolio of 15 properties. The mortgage loan has a balance of $429.1 million as of September 30, 2005.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2005 and 2004

Overview

The results of operations for the three and nine month periods ended September 30, 2005 and 2004 reflect changes due to the acquisition and disposition of real estate properties (including gains resulting from dispositions), ongoing redevelopment at ten of our 37 mall properties, and lower real estate revenues at a number of properties not currently under redevelopment. In the first nine months of 2005, we acquired two retail properties and disposed of four industrial properties and our interest in one retail property. In 2004, we acquired two retail properties and the remaining interest in Cherry Hill Mall that we did not already own, and disposed of five of the Non-Core Properties and our interest in one retail property. Our results for the three and nine month periods ended September 30, 2005 were also affected, to a significant degree, by ongoing redevelopment initiatives at ten of our 37 mall properties as of September 30, 2005. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation.

Occupancy for the Company’s retail portfolio was 91.6% as of September 30, 2005, compared to 91.7% as of September 30, 2004. The in-line occupancy for our enclosed malls was 85.9% as of September 30, 2005, compared to 86.9% as of September 30, 2004. In-line occupancy for the ten malls affected by redevelopment activities was 83.5% as of September 30, 2005, compared to 87.0% as of September 30, 2004. Occupancy at enclosed malls not affected by redevelopment activities was unchanged. The Company’s power centers were 97.8% occupied as of September 30, 2005, versus 96.8% as of September 30, 2004.

Back to Contents

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

Back to Contents

The following information summarizes our results of operations for the three and nine month periods ended September 30, 2005 and 2004.

(in thousands of dollars)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	% Change 2004 to 2005

Real estate revenues	$103,383	$97,446	6%
Property operating expenses	(40,653)	(35,795)	14%
Management company revenue	1,136	1,831	(38%)
Interest and other income	293	180	63%
General and administrative expenses	(8,490)	(11,294)	(25%)
Interest expense	(21,548)	(18,294)	18%
Depreciation and amortization	(27,729)	(22,912)	21%
Equity in income of partnerships	1,808	1,496	21%
Gains on sales of interests in real estate	8,024	1,529	425%
Minority interest in properties	(42)	(48)	(13%)
Minority interest in Operating Partnership	(1,782)	(1,517)	17%

Income from continuing operations	14,400	12,622	14%
Income from discontinued operations	3,495	1,646	112%

Net income	$17,895	$14,268	25%

(in thousands of dollars)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	% Change 2004 to 2005

Real estate revenues	$307,351	$285,636	8%
Property operating expenses	(116,944)	(105,717)	11%
Management company revenue	3,887	5,630	(31%)
Interest and other income	737	865	(15%)
General and administrative expenses	(28,352)	(33,479)	(15%)
Interest expense	(60,990)	(53,858)	13%
Depreciation and amortization	(81,312)	(72,438)	12%
Equity in income of partnerships	5,426	4,909	11%
Gains on sales of interests in real estate	8,721	1,529	470%
Minority interest in properties	(127)	(545)	(77%)
Minority interest in Operating Partnership	(4,316)	(3,340)	29%

Income from continuing operations	34,081	29,192	17%
Income from discontinued operations	4,109	5,431	(24%)

Net income	$38,190	$34,623	10%

Real Estate Revenues

Real estate revenues increased by $5.9 million, or 6%, in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to property acquisitions. We record real estate revenues starting on the date on which each property was acquired. Orlando Fashion Square, Cumberland Mall and Gadsden Mall provided $4.0 million, $2.8 million and $1.6 million of real estate revenues, respectively, in the third quarter of 2005. Real estate revenues from properties that were owned by the Company prior to July 1, 2004 decreased by $2.5 million, primarily due to decreases of $0.4 million in base rents, $0.3 million in reimbursables, $1.5 million in lease terminations and $0.3 million in percentage rents. This real estate revenue decrease was due to the effects of redevelopment initiatives on occupancy and rent, a $1.5 million lease termination fee from Dick’s Sporting Goods recorded in the third quarter of 2004 at Northeast Tower Center and the sale of the Home Depot parcel at Northeast Tower Center. The Home Depot parcel was sold during the second quarter of 2005 and had real estate revenues that were $0.3 million lower in the third quarter of 2005, compared to the third quarter of 2004.

Back to Contents

Real estate revenues increased by $21.7 million, or 8%, in the first nine months of 2005 as compared to the first nine months of 2004 primarily due to property acquisitions. The Gallery at Market East II, Orlando Fashion Square, Cumberland Mall and Gadsden Mall provided $3.0 million, $11.6 million, $7.4 million and $3.2 million of additional real estate revenues, respectively, in the first nine months of 2005 as compared to the first nine months of 2004. Real estate revenues from properties that were owned by the Company prior to January 1, 2004 decreased by $3.5 million, primarily due to decreases of $2.5 million in base rents, $0.8 million in reimbursables, $0.5 million in lease terminations and $0.2 million in other revenues, offset by a $0.5 million increase in percentage rents. This real estate revenue decrease was due to the effects of redevelopment initiatives on occupancy and rent and the sale of the Home Depot parcel at Northeast Tower Center. The Home Depot parcel was sold in the second quarter of 2005 and had real estate revenues that were $0.5 million lower in the first nine months of 2005, compared to the first nine months of 2004.

Property Operating Expenses

Property operating expenses increased by $4.8 million, or 14%, in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily due to property acquisitions. We record property operating expenses starting on the date on which each property was acquired. Property operating expenses related to Orlando Fashion Square, Cumberland Mall and Gadsden Mall were $1.7 million, $1.4 million and $0.5 million in the third quarter of 2005, respectively. Property operating expenses for properties that we acquired prior to July 1, 2004 increased by $1.2 million. Utility expense increased by $0.8 million as a result of higher energy prices and higher average temperatures during the summer cooling months compared to the third quarter of 2004. Real estate tax expense increased by $0.9 million primarily due to higher county and local real estate tax rates. These increases were partially offset by decreases of $0.2 million in common area maintenance expense and $0.3 million in other property operating expenses.

Property operating expenses increased by $11.2 million, or 11%, in the first nine months of 2005 as compared to the first nine months of 2004 primarily due to property acquisitions. Property operating expenses related to The Gallery at Market East, acquired during the second quarter of 2004, were $1.3 million higher in the first nine months of 2005. Property operating expenses related to Orlando Fashion Square, Cumberland Mall and Gadsden Mall were $5.2 million, $3.4 million and $0.9 million in the first nine months of 2005, respectively. Property operating expenses for properties that we acquired prior to January 1, 2004 increased by $0.4 million. Utility expense increased by $1.7 million as a result of higher energy prices and higher average temperatures during the summer cooling months compared to 2004. Real estate tax expense increased by $0.9 million primarily due to higher county and local real estate tax rates, due in part to a $0.8 million decrease at Echelon Mall as a result of a successful real estate tax appeal that was finalized during the third quarter of 2004. Common area maintenance expense increased by $1.3 million, primarily due to a $0.3 million increase in snow removal costs, a $0.4 million increase in common area utility expense and a $0.6 million increase in common area administrative expenses. Bad debt expense, which decreased by $3.5 million compared to 2004, partially offset these variances.

In July 2005, we entered into a new agreement for housekeeping and maintenance services at our properties with Service Management Systems, Inc. (“SMS”), that, when fully implemented, we expect will benefit the Company by approximately $1.5 million to $2.0 million in the first full year of the agreement. Through September 30, 2005, SMS commenced servicing 28 malls.

General and Administrative Expenses

In the three months ended September 30, 2005, general and administrative expenses decreased by $2.8 million, or 25%, compared to the three months ended September 30, 2004. This decrease was primarily due to a $1.2 million decrease in corporate payroll and related expenses, a $0.9 million decrease in professional expenses, primarily legal fees, a $0.5 million decrease in the write off of development costs and a $0.2 million decrease in convention expenses. The decrease in corporate payroll and related expenses was primarily due to the phase out of the Johnstown office, which formerly served as the headquarters for Crown American Realty Trust, which we merged with in 2003, and lower incentive compensation expense.

Back to Contents

In the first nine months of 2005, general and administrative expenses decreased by $5.1 million, or 15%, compared to the first nine months of 2004. This decrease was due to a $3.2 million decrease in corporate payroll and related expenses, a $1.6 million decrease in professional expenses, a $0.7 million decrease in the write-off of development costs, and a $0.1 million decrease in other expenses. The decrease in corporate payroll and related expenses is primarily due to the phase out of the Johnstown office, and lower incentive compensation expense. These decreases were offset by a $0.5 million increase in Philadelphia net profits tax expense related to our properties located in Philadelphia, Pennsylvania.

Interest Expense

Interest expense increased by $3.3 million, or 18%, in the three months ended September 30, 2005, compared to the three months ended September 30, 2004.  This increase is due to a $1.8 million increase primarily related to the funding of the acquisitions of Orlando Fashion Square and Gadsden Mall under the Credit Facility, an $0.8 million prepayment penalty related to refinancing of the mortgage loan on Magnolia Mall, $0.7 million related to the assumption of mortgage debt in connection with the acquisition of the Cumberland Mall in 2005, and $0.5 million due to the substitution of two properties into the collateral pool that secures a mortgage loan with GE Capital Corporation in connection with the sale of two Non-Core properties that had previously been in the collateral pool and which had been classified as part of discontinued operations. In connection with the closing of the sale of the Non-Core Properties, West Manchester Mall and Martinsburg Mall were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The mortgage interest on the sold properties is accounted for in discontinued operations, and thus is not included in interest expense in the third quarter of 2004. These increases were offset by a $0.3 million decrease resulting from the sale of the Home Depot parcel at Northeast Tower Center and a $0.2 million decrease in interest paid on mortgage loans that were outstanding during all of the third quarter of both 2005 and 2004 due to principal amortization. The refinancing of the mortgage loan on Magnolia Mall (excluding the prepayment penalty) and the repayment of the mortgage loan on Wiregrass Commons Mall and the second mortgage loan on Cherry Hill Mall with funds borrowed under the Credit Facility resulted in net interest savings of $0.1 million for the third quarter of 2005.

Interest expense increased by $7.1 million, or 13%, in the first nine months of 2005 as compared to the first nine months of 2004.  This increase is due to a $4.3 million increase primarily related to the funding of the acquisitions of Orlando Fashion Square, Gadsden Mall, and The Gallery at Market East II with funds borrowed under the Credit Facility, $1.8 million related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in 2005, an $0.8 million prepayment penalty related to refinancing of the mortgage loan on Magnolia Mall, and $1.6 million due to the substitution of Northeast Tower Center and Jacksonville Mall into the collateral pool that secures a mortgage loan with GE Capital Corporation in connection with the sale of two Non-Core Properties that had previously been in the collateral pool. These increases in interest expense were offset by a $0.4 million decrease resulting from the sale of the Home Depot parcel at Northeast Tower Center and a $0.8 million decrease in interest paid on mortgage loans that were outstanding during all of the first nine months of both 2005 and 2004 due to principal amortization. The refinancing of the mortgage loan on Magnolia Mall (excluding the prepayment penalty) and the repayment of the mortgage loan on Wiregrass Commons Mall and the second mortgage loan on Cherry Hill Mall with funds borrowed under the Credit Facility resulted in net interest savings of $0.2 million for the first nine months of 2005.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.8 million, or 21%, in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to $2.4 million related to newly acquired properties. Depreciation and amortization expense from properties that we owned prior to July 1, 2004 increased by $2.4 million primarily due to a higher asset base resulting from capital improvements to those properties.

Depreciation and amortization expense increased by $8.9 million, or 12%, in the first nine months of 2005 as compared to the first nine months of 2004 primarily due to $7.1 million related to newly acquired properties. Depreciation and amortization expense from properties that we owned prior to January 1, 2004 increased by $1.8 million. First quarter 2004 depreciation and amortization expense reflected a reallocation of the purchase price of certain properties acquired in 2003, as permitted under applicable accounting principles. Specifically, we reallocated a portion of the purchase price from land basis to depreciable building basis.  This resulted in additional depreciation expense in the first three months of 2004 of approximately $2.0 million. Excluding this adjustment, depreciation and amortization expense from properties that we owned prior to January 1, 2004 increased by $3.8 million primarily due to a higher asset base resulting from capital improvements to those properties.

Back to Contents

Gains On Sales of Interests In Real Estate

In the three months ended September 30, 2005, we recorded gains on sales of real estate of $8.0 million. We sold our interest in Laurel Mall and recorded a gain of $5.0 million, and we also recorded a gain of $3.0 million on the sale of an undeveloped land parcel in connection with the Christiana Power Center Phase II litigation settlement. In the three months ended September 30, 2004, we sold our interest in Rio Grande Mall for a gain of $1.5 million.

In the nine months ended September 30, 2005 and 2004, we recorded gains on sales of real estate of $8.7 million and $1.5 million, respectively, which included the transactions noted above as well as the sales of the Home Depot parcel associated with Northeast Tower Center and a land parcel associated with Wiregrass Commons for gains of $0.6 million and $0.1 million, respectively in the nine months ended September 30, 2005.

Discontinued Operations

The Company has presented as discontinued operations the operating results of (i) the Non-Core Properties, (ii) four industrial properties and (iii) the P&S Office Building acquired in connection with the Gadsden Mall transaction.

Property operating results, gains (adjustment to gains) on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the three months ended September 30,		For the nine months ended September 30,

(in thousands of dollars)	2005	2004	2005	2004

Operating results from discontinued operations	$200	$1,856	$893	$6,622

Gains (adjustments to gains) on sales of discontinued operations	3,736	—	3,736	(550)
Minority interest in Operating Partnership	(441)	(205)	(520)	(621)
Minority interest in properties	—	(5)	—	(20)

Income from discontinued operations	$3,495	$1,646	$4,109	$5,431

We sold our four industrial properties in August 2005 and recorded a gain of approximately $3.7 million in the third quarter of 2005. See “Acquisitions, Dispositions, Development and Redevelopment Activities – Dispositions.” Five of the Non-Core Properties acquired in the Merger in November 2003 were sold in September 2004. There was no gain or loss recorded on the sale of these Non-Core Properties. The sixth Non-Core Property, Schuylkill Mall, remains held for sale.

The adjustment to the gain on sale of discontinued operations was due to additional costs that we incurred in the first quarter of 2004 in connection with the sale of the wholly-owned multifamily properties portfolio that took place in mid-2003.

NET OPERATING INCOME

Net operating income (“NOI”) (a non-GAAP measure) is derived from real estate revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). Net operating income is a non-GAAP measure. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes general and administrative expenses, taxes, management company revenues, interest income, interest expense, depreciation and amortization, income from discontinued operations and gains on sales of interests in real estate.

Back to Contents

The following table presents net operating income results for the three and nine month periods ended September 30, 2005 and 2004. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“same store”) exclude the results of properties acquired or disposed of during the periods presented.

Occupancy for the same store properties was 91.4% as of September 30, 2005 compared to 91.7% as of September 30, 2004. Occupancy (including anchor tenants) for the malls affected by redevelopment activities was 83.1% as of September 30, 2005 compared to 85.1% as of September 30, 2004.

Same store NOI for the Company’s retail portfolio decreased by 5%, or approximately $3.0 million, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Same store NOI for the ten redevelopment properties, including the properties in the early stages of the process, decreased by 11%, or $2.0 million, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The balance of the retail portfolio had a 2%, or $1.0 million, decrease in same store NOI. This decline was primarily due to a decline in lease termination revenues of $1.2 million compared to the three month period ended September 30, 2004.

For the nine months ended September 30, 2005, same store NOI for the retail portfolio decreased by 2%, or $3.3 million, from the comparable period in 2004. Same store NOI for the ten redevelopment properties decreased by 4%, or $2.3 million compared to the nine months ended September 30, 2004. Same store NOI for the balance of the retail portfolio decreased by 1%, or $1.0 million.

	Three Months Ended		Nine Months Ended

(in thousands of dollars)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income	$17,895	$14,268	$38,190	$34,623

Adjustments:
Depreciation and amortization:
Wholly owned and consolidated partnerships	27,729	22,912	81,312	72,438
Unconsolidated partnerships	1,103	1,003	3,287	3,221
Discontinued operations	—	13	13	38
Interest expense
Wholly owned and consolidated partnerships	21,548	18,294	60,990	53,858
Unconsolidated partnerships	1,958	2,011	6,033	6,233
Discontinued operations	310	834	931	2,605
Minority interest in Operating Partnership
Continuing operations	1,782	1,517	4,316	3,340
Discontinued operations	441	205	520	621
Minority interest in properties
Continuing operations	42	48	127	545
Discontinued operations	—	5	—	20
Gains on sales of interests in real estate	(8,024)	(1,529)	(8,721)	(1,529)
(Gains) adjustment to gains on sale of discontinued operations	(3,736)	—	(3,736)	550
General and administrative expenses and taxes	8,490	11,294	28,352	33,479
Management company revenue	(1,136)	(1,831)	(3,887)	(5,630)
Interest and other income	(293)	(180)	(737)	(865)

Property net operating income	$68,109	$68,864	$206,990	$203,547

Same store retail properties	$63,271	$66,264	$189,938	$193,233
Non-same store properties	4,838	2,600	17,052	10,314

Property net operating income	$68,109	$68,864	$206,990	$203,547

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

We believe that net income is the most directly comparable GAAP measurement to FFO. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring items that are considered extraordinary under GAAP, gains on sales of operating real estate and depreciation and amortization of real estate.

FFO was $36.2 million for the three months ended September 30, 2005, an increase of $1.6 million, or 5%, compared to $34.6 million for the three months ended September 30, 2004. FFO per basic share increased by $0.03 per share to $0.89 per basic share for the three months ended September 30, 2005, compared to $0.86 per basic share for the three months ended September 30, 2004. This was primarily due to the gain on the sale of the Christiana Phase II parcel. FFO per diluted share was $0.88 in the third quarter of 2005, compared to $0.85 in the third quarter of 2004, an increase of $0.03 per share.

FFO was $106.5 million for the nine months ended September 30, 2005, an increase of $4.4 million, or 4%, compared to $102.1 million for the comparable period in 2004. FFO per basic share increased $0.05 per share to $2.62 per basic share for the nine months ended September 30, 2005, compared to $2.57 per basic share for the nine months ended September 30, 2004. The increase is primarily attributable to gains recognized on the sale of the Christiana Phase II parcel in the third quarter of 2005. FFO per diluted share was $2.58 for the nine months ended September 30, 2005, compared to $2.54 per diluted share for the comparable period in 2004, an increase of $0.04 per share.

The shares used to calculate both FFO per basic share and FFO per diluted share include common shares and operating partnership units. FFO per diluted share also includes the effect of common share equivalents.

Back to Contents

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars, except per share amounts)	For the three months ended September 30, 2005	Per share (including OP Units)	For the three months ended September 30, 2004	Per share (including OP Units)

Net income	$17,895	$0.44	$14,268	$0.36
Minority interest in Operating Partnership
(continuing operations)	1,782	0.05	1,517	0.04
Minority interest in Operating Partnership
(discontinued operations)	441	0.01	205	0.01
Dividends on preferred shares	(3,403)	(0.08)	(3,403)	(0.09)
Gains on sales of interests in real estate	(5,024)	(0.12)	(1,529)	(0.04)
(Gains) adjustment to gain on discontinued operations	(3,736)	(0.09)	—	—
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	27,176	0.66	22,548	0.56
Unconsolidated partnerships	1,103	0.02	1,003	0.02
Discontinued operations	—	—	13	—

Funds from operations (2)	36,234	0.89	34,622	0.86
Minority interest in properties/effect of common share equivalents	106	(0.01)	110	(0.01)

Funds from operations for diluted calculation	$36,340	$0.88	$34,732	$0.85

Weighted average number of shares outstanding	36,149		35,695
Weighted average effect of full conversion of OP Units	4,593		4,436

Total weighted average shares outstanding,
including OP Units	40,742		40,131
Effect of common share equivalents	697		640

Total weighted average shares outstanding, including OP Units – diluted	41,439		40,771

(1)      Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)      Includes the non-cash effect of straight-line rents of $1.2 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively.

(in thousands of dollars, except per share amounts)	For the nine months ended September 30, 2005	Per share (including OP Units)	For the nine months ended September 30, 2004	Per share (including OP Units)

Net income	$38,190	$0.94	$34,623	$0.87
Minority interest in Operating Partnership
(continuing operations)	4,316	0.11	3,340	0.09
Minority interest in Operating Partnership
(discontinued operations)	520	0.01	621	0.02
Dividends on preferred shares	(10,209)	(0.25)	(10,209)	(0.26)
Gains on sales of interests in real estate	(5,661)	(0.14)	(1,529)	(0.04)
(Gains) adjustment to gains on sale of real estate	(3,736)	(0.09)	550	0.01
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	79,760	1.96	71,405	1.80
Unconsolidated partnerships	3,287	0.08	3,221	0.08
Discontinued operations	13	—	38	—

Funds from operations (2)	106,480	2.62	102,060	2.57
Minority interest in properties/effect of common share equivalents	323	(0.04)	342	(0.03)

Funds from operations for diluted calculation	$106,803	$2.58	$102,402	$2.54

Weighted average number of shares outstanding	36,049		35,539
Weighted average effect of full conversion of OP Units	4,621		4,102

Total weighted average shares outstanding,
including OP Units	40,670		39,641
Effect of common share equivalents	675		621

Total weighted average shares outstanding, including OP Units – diluted	41,345		40,262

(1)      Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)      Includes the non-cash effect of straight-line rents of $3.2 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively.

Back to Contents

CASH FLOWS

Net cash provided by operating activities totaled $95.4 million for the first nine months of 2005, compared to $86.2 million provided in the first nine months of 2004. Cash provided by operating activities in the first nine months of 2005 as compared to the first nine months of 2004 was favorably impacted by a 7% increase in total revenues. This increase is attributable to the acquisitions of The Gallery at Market East II and Orlando Fashion Square in 2004 and the 2005 acquisitions of Cumberland Mall and Gadsden Mall. This increase was offset by the sale of five Non-Core Properties in September 2004 and increased incentive compensation payments (including a $5.0 million payment related to an executive long term incentive compensation plan that was accrued in 2004 and paid in the first quarter of 2005).

Cash flows used by investing activities were $136.3 million for the nine months ended September 30, 2005, compared to $38.2 million provided for the nine months ended September 30, 2004. Investment activities in the first nine months of 2005 reflect investment in real estate of $64.2 million, primarily due to the acquisitions of Gadsden Mall and Cumberland Mall. Investment activities also reflect investment in real estate improvements of $28.5 million and investment in construction in progress of $46.1 million, increase in cash escrows of $1.1 million, capitalized leasing costs of $2.6 million and investment in corporate leasehold improvements of $2.7 million. In the first nine months of 2005, the Company’s sources of cash from investing activities included $3.9 million from the sale of real estate and $4.3 million from the sale of partnership interests.

Cash flows provided by financing activities were $29.9 million for the nine months ended September 30, 2005, compared to $137.1 million used by financing activities for the nine months ended September 30, 2004. Cash flows provided by financing activities in the first nine months of 2005 were impacted by $117.7 million of net proceeds from the refinancing of mortgage loans on Cherry Hill Mall and Magnolia Mall, aggregate net Credit Facility borrowings of $5.0 million, and proceeds of net shares issued of $2.1 million, offset by distributions paid of $79.2 million, deferred financing costs paid of $1.7 million, and principal installments on mortgage notes payable of $14.0 million.

RETAIL INDUSTRY ENVIRONMENT

In recent years, the retail industry and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes, consolidation and other ownership changes. For example, Sears, Roebuck & Co. and Kmart Holding Corporation have merged, as have Federated Department Stores, Inc. and The May Department Stores Company. Such transactions and any similar transactions in the future might result in the restructuring of these companies, which could include closures of anchor stores operated by them at our properties. Federated and May have announced the anchor stores that they expect to close, and there are three located in our portfolio. Any such closures or any change in anchor tenants not within our control could have a negative effect on our properties.

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

CONTINGENT LIABILITIES

In June and July, respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC had estimated its losses at approximately $14 million, and had alleged that PRI is responsible for such losses under the terms of a management agreement. No lawsuit was filed against PRI. We understand that IBC recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, we understand that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million, which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries resulted in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may have been subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. PRI had insurance to cover some or all payments to IBC and took action to preserve its rights with respect to such insurance. In September 2005, the parties settled this matter. Our share of settlement payments, after applying insurance recoveries toward the settlement, was $0.3 million.

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

In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. In July 2005, the property was sold to the Delaware Department of Transportation, and the $17.0 million was received by the partnership. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. We and our partners are currently in discussions with respect to the allocation of these funds, but have not yet come to terms. We expect that we will receive reimbursement for the approximately $4.8 million of costs and expenses incurred previously in connection with the Christiana Phase II project. Although the partners have not yet come to terms, we further expect to receive no less than $3.0 million of the remaining proceeds from the amount paid by the Department of Transportation.

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

Back to Contents

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The analysis below presents the sensitivity of the market value of our financial instruments and of our interest-related cash flows to selected changes in market interest rates. As of September 30, 2005, our consolidated debt portfolio consisted of $276.0 million borrowed under the Credit Facility and $1,346 million in fixed-rate mortgage notes, including $44.3 million of mortgage debt premium. Mortgage notes payable, which are secured by 28 of our wholly-owned properties including one property classified as held for sale, are due in installments over various terms extending to the year 2017 with interest at rates ranging from 4.95% to 8.70% with a weighted average interest rate of 6.76% at September 30, 2005. Mortgage notes payable for properties classified as discontinued operations are accounted for in liabilities related to assets held-for-sale on the consolidated balance sheet.

The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified period:

(in thousands of dollars)	Fixed-Rate Debt		Variable-Rate Debt

Year Ended December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate

Remainder of 2005	$5,392	6.82%	—		—
2006	127,460	7.66%	—		—
2007	61,166	7.65%	$276,000	(1)	4.55%
2008	524,658	7.28%	—		—
2009	59,622	6.06%	—		—
2010 and thereafter	506,149	5.62%	—		—

(1)	The Credit Facility has a term that expires in November 2007, with an additional 14 month extension provided that there is no event of default at that time.

The preceding table includes scheduled maturities for properties that are classified as held-for-sale. There is one held-for-sale property that has a mortgage with an outstanding balance of $17.1 million and an interest rate of 7.25% at September 30, 2005.

To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof, depending on the underlying exposure. We undertake a variety of borrowings, from lines of credit, to medium- and long-term financings. To limit overall interest cost, we may use interest rate instruments, typically interest rate swaps, to convert a portion of our variable-rate debt to fixed-rate debt, or a portion of our fixed-rate debt to variable-rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See also Note 10 of the notes to our consolidated financial statements.

In May 2005, the Company entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. The Company also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on September 30, 2005 and considers these swaps to be completely effective cash flow hedges under SFAS No. 133.

Back to Contents

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described above, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2005 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $24.2 million at September 30, 2005. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $23.1 million at September 30, 2005. These hypothetical changes in the net financial instrument position are less than the hypothetical changes as of December 31, 2004 because of the swap agreements. Based on the variable-rate debt included in our debt portfolio as of September 30, 2005, a 100 basis point increase in interest rates would result in an additional $2.8 million in interest annually. A 100 basis point decrease would reduce interest incurred by $2.8 million annually. The changes in hypothetical interest expense from the hypothetical expense for the year ended December 31, 2004 resulted from the higher amount outstanding under the Credit Facility.

Because the information presented above includes only those exposures that exist as of September 30, 2005, it does not consider those changes, exposures or positions which could arise after that date. For example, if we complete the proposed financing transaction relating to Willow Grove Park, and the net proceeds are used to repay a portion of the outstanding balance under our Credit Facility, a 100 basis point change in market interest rates would result in a lower change in interest expense than is shown above, assuming all other variables are held constant. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time and interest rates.

Item 4. Controls And Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, and have concluded as follows:

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

In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. In July 2005, the property was sold to the Delaware Department of Transportation, and $17.0 million was received by the partnership. The Company and its partners are currently in discussions with respect to the allocation of these funds, but have not yet come to terms. The Company expects that it will receive reimbursement for the approximately $4.8 million of costs and expenses incurred previously in connection with the Christiana Phase II project. Although the partners have not yet come to terms, the Company further expects to receive no less than $3.0 million of the remaining proceeds from the amount paid by the Department of Transportation.

In the normal course of business, the Company becomes involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of these legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

During the third quarter of 2005, we issued 100,000 shares in return for an equal number of Class A Units and 86,618 shares in return for an equal number of Class B Units tendered for redemption by limited partners of PREIT Associates.

All of the foregoing Units and shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act.

Back to Contents

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the third quarter of 2005 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees’ use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1 – July 31, 2005	—	$—	—	—
August 1 – August 31, 2005	1,035	42.83	—	—
September 1 – September 30, 2005	—	—	—	—

Total	1,035	$42.83	—	$—

(1)	On October 31, 2005, the Company’s Board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s Common Shares in the open market or in privately negotiated or other transactions until the end of 2007, subject to the Company’s authority to terminate earlier.

Item 6. Exhibits

10.1	Agreement of Sale, dated as of September 16, 2005, by and between Springfield Associates and PREIT-RUBIN, Inc., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 16, 2005, is incorporated by reference herein.

10.2	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 30, 2005, is incorporated by reference herein.

10.3	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated September 30, 2005, is incorporated by reference herein.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Back to Contents

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

November 9, 2005	By: /s/ Ronald Rubin

Ronald Rubin
Chief Executive Officer

By: /s/ Robert F. McCadden

Robert F. McCadden
Executive Vice President and Chief Financial Officer

By: /s/ Jonathen Bell

Jonathen Bell
Vice President and Corporate Controller
(Principal Accounting Officer)