Form 10-K
period 2005-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2006-03-13
CIK 77281

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to _______________

Commission File No. 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Bellevue 200 South Broad Street Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 875-0700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

(1) Shares of Beneficial Interest, par value $1.00 per share	New York Stock Exchange
(2) Rights to Purchase Shares of Beneficial Interest	New York Stock Exchange
(3) 11% Non-Convertible Senior Preferred Shares, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes       No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes       No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer    Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The aggregate market value, as of June 30, 2005, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $1.68 billion. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 1, 2006, 36,603,797 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Click here to Cover

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Back to Contents

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2005, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including changes in interest rates or the possibility of war or terrorist attacks;

•	changes in local market conditions or other competitive factors;

•	risks relating to development and redevelopment activities, including construction;

•	our ability to maintain and increase property occupancy and rental rates;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	our dependence on our tenants’ business operations and their financial stability;

•	possible environmental liabilities;

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to obtain insurance at a reasonable cost;

•	our ability to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost; and

•	our short- and long-term liquidity position.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors.” We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Definitions

Except as the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Annual Report on Form 10-K to “PREIT Associates” refer to PREIT Associates, L.P.  References in this Annual Report on Form 10-K to “PRI” refer to PREIT-RUBIN, Inc.

The following industry terms used in this Annual Report on Form 10-K have the meanings set forth below:

Anchors: large format retail stores or department stores in malls that serve as anchor tenants.

GLA: gross leasable area of a property, including space leasable to anchors and other leasable space, in square feet.

In-line stores: rows of smaller stores located in lines between the anchors of a mall.  In-line stores are frequently a mix of national and regional retailers.

Malls: enclosed, climate-controlled shopping venues that typically offer apparel, accessories and hard goods, as well as services, restaurants, entertainment and convenient parking.  References to “malls” include both regional malls and super-regional malls.

Back to Contents

Outparcel: land used for a freestanding development, such as a retail store, bank or restaurant, that is not attached to the main building(s) that comprises the mall or power or strip center.

Owned Square Feet: the portion of Total Square Feet that we own.

Power centers:  open air centers with 250,000 to 600,000 square feet of space with three to five non-traditional, specialty anchors.

Regional malls: malls that have more than 400,000 but less than 800,000 square feet of space.

REITs: real estate investment trusts.

Strip centers:  open air centers, including neighborhood and community centers, with more than 30,000 square feet of space and a line of stores.

Super-regional malls: malls that have more than 800,000 square feet of space.

Total Square Feet: the total retail space in a property, including anchors and in-line stores.

Back to Contents

PART I

ITEM 1. BUSINESS.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. Our operating portfolio currently consists of a total of 52 properties.  The retail portion of our portfolio contains 51 properties in 13 states and includes 39 shopping malls and 12 power and strip centers. We also own one office property acquired as part of a mall acquisition that we classify as non-strategic and that is currently classified as held-for-sale. The retail properties have a total of approximately 34.5 million square feet, of which we and partnerships or tenancy in common arrangements (collectively, “partnerships”) in which we own an interest own approximately 25.9 million square feet. We are a fully integrated, self-managed and self-administered REIT that has elected to be taxed as a REIT for federal income tax purposes. We are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2005, held an 89.8% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes.

We provide our management, leasing and development services through our subsidiaries PREIT Services, LLC (“PREIT Services”), which generally develops and manages our properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not own an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continued qualification as a real estate investment trust under federal tax law.

The following is a diagram of our structure as of December 31, 2005:

Back to Contents

(1) Sole general partner and a limited partner of PREIT Associates.

(2) We own our interests in these 52 properties (51 retail, one office) through various ownership structures. PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the rest of the properties ranges from 50% for seven partnership properties up to 100%. See “Item 2. Properties – Retail Properties.”

RECENT DEVELOPMENTS

Acquisitions

In February 2005, we purchased the 0.9 million square foot Cumberland Mall in Vineland, New Jersey and a vacant 1.7 acre parcel adjacent to the mall.  The total price paid for the mall and the adjacent parcel was $59.5 million, including the assumption of $47.7 million in mortgage debt. We paid the $0.9 million purchase price for the adjacent parcel in cash, and we paid the remaining $11.0 million of the purchase price for the mall using Operating Partnership Units issued by PREIT Associates.

In March 2005, we purchased the 0.5 million square foot Gadsden Mall and a freestanding 40,000 square foot office building in Gadsden, Alabama for approximately $58.8 million. We funded the purchase price from our Credit Facility.  We consider the office building to be non-strategic, and have classified it as held-for-sale for financial reporting purposes.

In May 2005, we exercised our option to purchase approximately 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for $5.9 million. We used available working capital to fund this purchase.

In November 2005, we and Kravco Simon Investments, L.P. purchased the 0.6 million square foot Springfield Mall in Springfield, Pennsylvania for $103.5 million.  Kravco Simon Investments, L.P. is an affiliate of Simon Property Group, Inc.  PREIT and Kravco Simon each have a 50% ownership interest in the property.  The buyers obtained a $76.5 million mortgage loan on the property. We funded our portion of the balance of the purchase price using our Credit Facility.

Back to Contents

In December 2005, we acquired the 1.2 million square foot Woodland Mall in Grand Rapids, Michigan for $177.4 million.  We funded the purchase price with two 90-day corporate notes totaling $94.4 million with a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from our Credit Facility, and available working capital.  We intend to obtain long term financing on this property before the 90-day notes mature in March 2006.

Redevelopment Activity

During 2005, we announced substantial redevelopment projects at a number of our properties. At several of these properties, we have attracted new anchors or other key tenants that we believe provide a solid foundation for these redevelopment projects. See “Item 7. Management’s Discussion and Analysis – Acquisitions, Dispositions and Development Activities – Development and Redevelopment” for a table containing the expected initial occupancy dates of these projects. The following is an overview of these projects:

•
Patrick Henry Mall, Newport News, Virginia.  The 65,000 square foot Dillard’s Men’s store closed in the first quarter 2005 and the second Dillard’s store at the mall was expanded by 26,000 square feet to 142,000 square feet and opened in May 2005. The former Dillard’s Men’s Store location has been expanded to house a new 50,000 square foot Dick’s Sporting Goods store that opened in March 2006, a 22,000 square foot Borders Books and Music Store, which opened in November 2005, and approximately 48,000 square feet of new space which is in the latter stages of being built out for tenants. The interior renovation portion of the redevelopment was substantially completed in November 2005.  Our investment in the redevelopment is expected to be approximately $26.9 million.

•
Capital City Mall, Camp Hill, Pennsylvania. We created a new eight-bay food court and two family-themed restaurant locations.  The old food court space has been redeveloped into 30,000 square feet of specialty retail space, and the center’s new food court opened in November 2005, concurrent with the completion of the mall’s interior renovation. The new specialty store wing is expected to open during Spring 2006.  Our investment in the project is expected to be approximately $11.6 million.

•
New River Valley Mall, Christiansburg, Virginia.  Dick’s Sporting Goods has signed a lease for space in the mall and the construction of a restaurant has commenced. Regal Cinemas, which is currently operating a 31,000 square foot theater in the mall with 11 screens and regular seating, is expected to relocate to a new 53,000 square foot, 14-screen, free-standing, stadium seating facility.  Our investment in the redevelopment is expected to be approximately $23.0 million.

•
Valley View Mall, LaCrosse, Wisconsin.  We signed a lease with Barnes & Noble for a 31,000 square foot in-line location, which is expected to open in the third quarter of 2006.  Our redevelopment costs are expected to be approximately $3.6 million.

•
Francis Scott Key Mall, Frederick, Maryland.  We signed a lease with Barnes & Noble for a 27,400 square foot location. The store is expected to open in the third quarter of 2006.  Our redevelopment costs are expected to be approximately $3.5 million.

•
Lycoming Mall, Pennsdale, Pennsylvania.  Our redevelopment plan calls for the addition of a 50,000 square foot Dick’s Sporting Goods store as well as a 30,000 square foot Borders Books and Music store. Both stores will occupy previously underutilized in-line space and serve as junior anchors with entrances onto the main mall concourse. In addition, Best Buy intends to open a 20,000 square foot store and Old Navy plans to open a 16,900 square foot store on outparcel locations. A cosmetic renovation of the mall is also planned. Our redevelopment costs are expected to be approximately $11.8 million.

Back to Contents

•
Plymouth Meeting Mall, Plymouth Meeting, Pennsylvania.  We plan to create an approximately 200,000 square foot lifestyle addition that will house a 70,000 square foot Whole Foods market and up to six new themed restaurants totaling 35,000 square feet. Our investment in the redevelopment is expected to be $53.4 million.

•
South Mall, Allentown, Pennsylvania.  We plan to add a 30,000 square foot Ross Dress For Less store at the Stein Mart end of the mall, and to relocate and expand the existing Gold’s Gym.  In addition, a 1,600 square foot Starbucks drive-through concept store is expected to open on an outparcel. Our investment in this project is expected to be approximately $6.9 million.

•
Cherry Hill Mall, Cherry Hill, New Jersey.  Our plan includes an upgrade of the tenancy, the addition of a row of restaurants and new GLA.  Our investment in Phase I of the redevelopment is expected to be approximately $40 million.

In September 2005, we announced revised redevelopment plans for the Echelon Mall in Voorhees, New Jersey.  Current redevelopment plans include reducing the mall size to allow development of a mixed-use town center at the eastern half of the property and renaming the property “Voorhees Town Center.” The new plans require various approvals before development can commence.

Development Activity

In March 2004, we acquired 25 acres of land across the street from our Magnolia Mall in Florence, South Carolina for $3.8 million.  We anticipate building a 240,000 square foot power center with Home Depot as the anchor and four outparcel locations.  In January 2006, we sold 11 acres of the site to Home Depot U.S.A., Inc. for $2.1 million, and Home Depot has begun construction of its store. Our expected investment in the development is approximately $11.5 million.

We entered into an agreement in October 2004 with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) to manage the development of a proposed harness racetrack and casino on an approximately 208 acre site located 35 miles northwest of Pittsburgh, Pennsylvania. Valley View acquired the site in 2005, but the agreement contemplates that we will acquire the site and lease it to Valley View for the construction and operation of a harness racetrack and a casino and related facilities.  We will not have any ownership interest in Valley View or Centaur.  Our acquisition of the site and the construction of the racetrack require the issuance to Valley View of the sole remaining unissued harness racetrack license in Pennsylvania. The construction of the casino requires the issuance of a gaming license to Valley View.  Valley View had been one of two applicants for the racing license. In November 2005, the Harness Racing Commission issued an order denying award of the racing license to both of the applicants. In December 2005, Valley View filed a motion for reconsideration with the Commission.  In addition, Valley View filed an appeal of the ruling in the Pennsylvania Commonwealth Court.  Valley View is awaiting action by the Harness Racing Commission and the Commonwealth Court regarding these appeals.  However, we are unable to predict whether Valley View will be issued the racing license or the gaming license.

In transactions that closed between May and August 2005, we acquired 45 acres in Lacey Township, New Jersey for approximately $11.6 million in cash, including closing costs.  In December 2005, we announced that we began construction of a new retail center anchored by Home Depot.  We have been authorized by Lacey Township to construct a retail center of up to 0.3 million square feet, including a 0.1 million square foot Home Depot. We are currently awaiting an additional state permit before continuing with construction.  We had previously executed an agreement to sell 10 acres of the site to Home Depot U.S.A., Inc. for $9.0 million for Home Depot to construct its store.

In transactions that closed between June 2005 and January 2006, we acquired a total of approximately 188 acres in New Garden Township, Pennsylvania for approximately $30.1 million in cash, including closing costs, $11.6 million of which is payable to the seller by January 2007. We are still in the process of obtaining various entitlements for our concept for this property, which includes retail and mixed use components.

In August 2005, we acquired approximately 15 acres in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million in cash, including closing costs. We plan to develop a power center on this property.

Back to Contents

In February 2006, we acquired approximately 540 acres in Gainesville, Florida for approximately $21.5 million, including closing costs.  The acquired parcels are collectively known as “Springhills.”  We continue to be involved in the process of obtaining the requisite entitlements for Springhills, with a goal of developing a mixed use project, including up to 1.5 million square feet of retail/commercial space, together with single and multifamily housing, office/institutional facilities, and hotel and industrial space.

Financing and Capital Markets Activity

In January 2005, we amended our $500 million unsecured revolving credit agreement (the “Credit Facility”).  Pursuant to the amendment, the term of the Credit Facility was extended by one year to November 20, 2007, and we had an option to extend the term for an additional 14 months, to January 2009, provided that there was no event of default at that time. The amendment also lowered the interest rate to between 1.05% and 1.55% per annum over LIBOR from 1.50% to 2.50% per annum over LIBOR, in both cases depending on our leverage. In addition, the amendment reduced the capitalization rate used to calculate Gross Asset Value (as defined in the Credit Facility) to 8.25% from a rate of between 9.00% and 11.00%.

In February 2005, we fully repaid our obligations under a $58.8 million second mortgage on Cherry Hill Mall in Cherry Hill, New Jersey. To repay this second mortgage, which had carried an interest rate of 5.0%, we borrowed $55.0 million under our Credit Facility.

In May 2005, we entered into forward starting interest rate swap agreements to hedge the expected interest payments associated with a portion of our anticipated future issuances of long term debt.  The aggregate notional amount of these swap agreements is $370.0 million.  We locked in a blended 10-year swap rate on a notional amount of $120 million starting in 2007 of 4.6858%, and a blended 10-year swap rate on a notional amount of $250.0 million starting in 2008 of 4.8047%.

In July 2005, we entered into a new $66.0 million mortgage loan secured by Magnolia Mall in Florence, South Carolina. We used the net proceeds of this loan to repay the outstanding balance of $19.3 million under the previous mortgage loan on the property. We used the remaining net proceeds to repay a portion of the outstanding balance under our Credit Facility.  The new loan bears interest at a rate of 5.33%, which is 287 basis points less than the rate on the previous loan.  The new loan has a 10 year term. There was a prepayment penalty of approximately $0.8 million associated with the repayment of the previous loan prior to its scheduled maturity in January 2007.

In September 2005, we placed a $200.0 million first mortgage loan on Cherry Hill Mall in Cherry Hill, New Jersey.  We used a portion of the proceeds of the loan to repay the previous first mortgage on the property, which had a balance of approximately $70.2 million.  We used the remaining net proceeds to repay a portion of the outstanding balance under our Credit Facility.  The new mortgage loan has an interest rate of 5.42% per annum, which is 517 basis points lower than the interest rate on the previous loan, and will mature in October 2012.  We have a right to convert the loan to an unsecured corporate obligation during the first six years of the loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating.

In October 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares.  The program will be in effect until the end of 2007, subject to our authority to terminate the program earlier. We may fund repurchases under the program from multiple sources, including up to $50.0 million from our Credit Facility. We are not required to repurchase any shares under the program and cannot predict the dollar amount of shares that may be repurchased or the timing of such transactions, which will depend on the prevailing price of our common shares and market conditions, among other factors. Through December 31, 2005, we repurchased 218,700 shares at an average price of $38.18, or an aggregate purchase price of $8.4 million.

In November 2005, the lenders under our Credit Facility approved our request for an extension of the time period during which we may, under prescribed conditions, seek to increase the maximum amount available under the Credit Facility to $650.0 million.  Our right to seek the increase now extends until the termination date of the Credit Facility.

Back to Contents

In December 2005, we obtained a $160.0 million first mortgage loan secured by Willow Grove Park in Willow Grove, Pennsylvania.  We used a portion of the proceeds of the loan to repay the previous first mortgage on the property, which had a balance of approximately $107.5 million.  We used the remaining proceeds to repay a portion of the outstanding balance under our Credit Facility and for general corporate purposes.  The loan has an interest rate of 5.65% per annum, which is 274 basis points lower than the interest rate on the previous loan, and will mature in December 2015.  We have a right to convert the loan to an unsecured corporate obligation during the first nine years of the loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating.

In December 2005, we entered into a Unit Purchase Agreement with Crown American Properties, L.P., (“CAP”), an entity controlled by Mark Pasquerilla, a trustee of the Company.  Under the agreement, we purchased 339,300 units of limited partnership interest in PREIT Associates from CAP at $36.375 per unit, a 3% discount from the closing price of our common shares on December 19, 2005 of $37.50. The aggregate amount we paid for the units was $12.3 million.  The terms of the agreement were negotiated between us and CAP. These terms were determined without reference to the provisions of the partnership agreement of PREIT Associates, which generally permit holders of units to redeem their units for cash based on the ten day average closing price of our common shares, or, at our election, for a like number of our common shares.

In March 2006, we entered into a second amendment to the terms of our Credit Facility. Pursuant to this amendment, the term of the Credit Facility has been extended to January 20, 2009, and we have an option to extend the term for an additional 14 months, provided that there is no event of default at that time. The previous termination date was November 20, 2007. The amendment also lowered the interest rate to between 0.95% and 1.40% per annum over LIBOR from 1.05% to 1.55% per annum over LIBOR, in both cases depending on our leverage. The amendment reduced the capitalization rate used to calculate Gross Asset Value (as defined in the Credit Facility) to 7.50% from 8.25%. The amendment also modified certain of the financial covenants of the Company in the credit facility agreement. The revised covenants reduce the minimum interest coverage and total debt ratios and allow for an increase in investments in partnerships.

Disposition Activity

In January 2005, we sold a 0.2 acre parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million.

In May 2005, pursuant to an option granted to the tenant in a 1994 ground lease agreement, we sold a 13.5 acre parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot U.S.A., Inc. for $12.5 million.

In July 2005, we sold our 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of approximately $22.6 million.  From our sale of this interest, we received $3.9 million.

In July 2005, a partnership in which we have a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million.  See “Item 3. Legal Proceedings.” Our share of the proceeds was $9.5 million, representing a reimbursement for the approximately $5.0 million of costs and expenses incurred previously in connection with the project and a gain on the sale of non-operating real estate of $4.5 million.

In August 2005, we sold our four industrial properties for $4.3 million.

In December 2005, we sold Festival at Exton in Exton, Pennsylvania for $20.2 million.

In January 2006, we entered into an agreement for the sale of Schuylkill Mall in Frackville, Pennsylvania for $18.2 million.  In July 2005, a prior agreement for the sale of this mall was terminated.

Back to Contents

RETAIL REAL ESTATE INDUSTRY

Our primary investment focus is retail shopping malls and power and strip centers. The International Council of Shopping Centers, a retail real estate industry trade group, generally classifies properties based on their size and on the way they are characterized by their owners as follows:

Type of Center	Concept	Square Feet (including Anchors)	Typical Anchor(s)

MALLS

Regional	General merchandise; fashion (typically enclosed)	400,000 – 800,000	Full-line department store; Jr. department store; mass merchant; discount department store; fashion apparel

Super Regional	Similar to regional center but has more variety and assortment	800,000+	Full-line department store; Jr. department store; mass merchant; fashion apparel
OPEN AIR CENTERS

Neighborhood Center	Convenience	30,000 – 150,000	Supermarket

Community Center	General merchandise; convenience	100,000 – 350,000	Discount department store; supermarket; drug; home improvement; large specialty/discount apparel

Lifestyle Center	Upscale national chain specialty stores; dining and entertainment in outdoor setting	Typically 150,000 to 500,000	Not usually anchored in the traditional sense but may include book store; other large format specialty retailers; multiplex cinema; small department store

Power Center	Category-dominant anchors; few small tenants	250,000 – 600,000	Category killer; home improvement; discount department store; warehouse club; off-price

Theme/Festival Center	Leisure; tourist-oriented; retail and service	80,000 – 250,000	Restaurants; entertainment

Outlet Center	Manufacturers’ outlet stores	50,000 – 400,000	Manufacturers’ outlet stores

Source: International Council of Shopping Centers

Malls are often tailored to the economy and demographics of their trade areas, and mall managers employ corresponding strategies in determining the mix of tenants, the merchandise offered and the related general price point. Usually, there are two or more anchors in regional malls. Super regional malls often have three or more anchor tenants. The anchors serve as one of the main draws to the mall, and are usually situated at the ends of the rows of smaller in-line stores.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, development, redevelopment, acquisition and leasing of retail shopping malls and power and strip centers. Many of our malls and centers are located in middle markets in the Mid-Atlantic region or in the eastern part of the United States.

Our real estate portfolio currently consists of 51 retail properties in 13 states and includes 39 shopping malls and 12 power and strip centers. We also own one office property acquired as part of a mall acquisition that we classify as non-strategic and that is currently classified as held-for-sale. The retail properties have a total of approximately 34.5 million square feet, of which we and partnerships in which we own an interest own approximately 25.9 million square feet. See “Item 2. Properties.”

Back to Contents

The largest mall in our retail portfolio is approximately 1.3 million square feet, and the smallest is approximately 0.4 million square feet, excluding the two individual components of The Gallery at Market East in Philadelphia, Pennsylvania. The power centers in our retail portfolio range from 300,000 to 800,000 square feet, while the strip centers range from 100,000 square feet to 275,000 square feet.

We derive the substantial majority of our revenues from rents received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay base rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue. Also, our leases generally provide that the tenant will reimburse us for certain expenses for common area maintenance (CAM), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the retail properties. The proportion of the expenses for which tenants are responsible is generally related to the tenant’s pro rata share of space at the property.

BUSINESS STRATEGY

Our primary objective is to maximize the long term value of the Company for our shareholders. To that end, our business goals are to maximize our rental income, tenant sales and occupancy at our properties in order to maximize our cash flows, funds from operations, funds available for distribution to shareholders, and other operating measures and results, and ultimately to maximize the values of our properties. To achieve these goals, our strategies are to:

•
Actively manage and aggressively lease and market the properties in our portfolio. We conduct intense asset management of our properties in an effort to maximize and maintain occupancy and optimize the mix of tenants and thereby attract customers and increase sales by mall tenants. Such sales gains can increase tenant satisfaction and make our properties attractive to our tenants and prospective tenants, which can increase the rents we receive from our properties.

•
Increase the potential value of underperforming properties in our portfolio by redeveloping them. If we believe that a property is not achieving its full potential, we engage in a focused leasing effort in order to increase the property’s performance. If we believe the property has the potential to support a more significant redevelopment project, we consider a formal redevelopment plan. Our redevelopment efforts are designed to increase the value of the property, and might include retail and other uses (“mixed use”). Our redevelopments are designed to increase customer traffic and attract retailers, which can, in turn, lead to increases in sales, occupancy levels and rental rates. Our efforts to maximize a property’s potential can also serve to maintain or improve that property’s competitive position.

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

•
Pursue ground up development of additional retail and other properties that we expect can meet the financial hurdles we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, cost estimation and project management to develop new retail and mixed use properties in trade areas that we believe have sufficient demand for such properties to generate cash flows that meet the financial thresholds we establish in the given environment.

•
Regularly review our portfolio of properties and, if appropriate, dispose of properties that we do not believe meet the financial or strategic criteria we apply, given economic, market and other circumstances. Disposing of such properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects and for other corporate purposes.

Back to Contents

Asset Management, Leasing, Marketing and Operations

We conduct intense asset management of our properties in an effort to maximize and maintain occupancy and optimize the mix of tenants in order to attract customers and increase sales by mall tenants. We engage in active merchandising programs and coordinated marketing activities designed to promote our properties as magnet centers. Our on-site teams continuously monitor the local market and community, and work with our home office asset management, leasing and marketing professionals to evaluate and adjust the tenant mix in pursuit of the optimal match of tenants to the trade area and the ideal configuration and allocation of space. As part of these efforts, if appropriate, we might relocate tenants to better-suited space or terminate the leases of underperforming tenants. With respect to mall operations, in 2005, we continued the implementation of our CORE (“Create an Outstanding Retail Experience”) program throughout our portfolio. CORE is the PREIT program that establishes and articulates our uniform, measurable standards of operation for all of our retail properties emphasizing cleanliness, customer service, maintenance and curb appeal.  The CORE standards are designed to ensure that tenants and customers can be confident of the quality and reliability of our facilities and services at any property in our portfolio.

As an integral part of our management, we also expend considerable effort on generating ancillary revenues and on controlling operating costs and expenses. In 2005, we continued to pursue revenue from marketing partnerships, and we initiated a new gift card program and began sales of lottery tickets in Pennsylvania.  We also entered into a five year agreement with Service Management Systems (“SMS”) to outsource housekeeping and maintenance services at our properties. SMS, based in Nashville, Tennessee, specializes in providing housekeeping programs to high traffic, public facilities, including malls and other retail properties.  As of December 31, 2005, SMS had commenced servicing all of our malls, except one recently-acquired property and Schuylkill Mall.

In addition to owning, managing and developing our own properties, as of December 31, 2005, we also provided management, leasing and development services to affiliated and third-party property owners with respect to nine retail properties containing approximately 1.7 million square feet and two office buildings containing approximately 0.4 million square feet.

Redevelopment

We aim to increase the potential value of underperforming properties in our portfolio by redeveloping them in order to attract more customers and retailers, leading to increases in occupancy and rental rates. We believe that several properties in our portfolio present opportunities for creating value through focused leasing or redevelopment. See “– Recent Developments – Redevelopment Activity.”

The tactics we use in our efforts to increase the potential value of underperforming properties include:

•	remerchandising the tenant mix to capitalize on the economy and demographics of the property’s trade area;

•	creating a diversified anchor mix including fashion, value-oriented and traditional department stores;

•	attracting non-traditional mall retailers to draw more customers to the property;

•	generating synergy by introducing lifestyle components to mall properties; and

•	redirecting traffic flow and creating additional space for in-line stores by relocating food courts.

We subject each of our properties to a rigorous assessment of its merchandising potential, which has included an analysis of the property’s trade area and its existing tenants and merchandise offerings. We are currently involved in the redevelopment of 10 of our consolidated properties, and we expect to increase the number of such projects in the future.  As of December 31, 2005, we have invested $51.7 million in these 10 projects. Currently, we intend to invest an additional $130.6 million to complete these projects, excluding the cost to complete Echelon Mall, which has not yet been finalized. These projects might include the introduction of residential, office or other uses to our properties in an effort to maximize the value of our properties. For

Back to Contents

information regarding project investment to date and expected costs, see “Item 7. Management’s Discussion and Analysis – Acquisitions, Dispositions and Development Activities – Development and Redevelopment.”

Redevelopments are frequently a significant undertaking, involving many of the same steps and requiring many of the same skills as new development or new construction. These steps and skills might include architectural design, engineering planning, acquisition of adjacent land or properties, obtaining zoning and other approvals and permits, interior design, addressing requirements for additional parking lots or decks, obtaining existing anchor approvals and relocating anchors and other mall tenants. The redevelopment of a particular property might involve construction of new interior space, renovation of existing interior space, updating interior décor and lighting, installing new floor coverings, changing or replacing facades, adding or relocating entrances, incorporating updated and consistent signage, resurfacing parking lots, improving exterior lighting, and renaming the property. While we make every effort to keep the length of the redevelopment projects to a minimum, in general, because of the numerous variables, including the process of obtaining necessary approvals and permits, the time needed to complete redevelopment projects is unpredictable.

An important aspect of a redevelopment project is its effect on the rest of the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property might be taken out of retail use during the redevelopment, and some space might only be made available for short periods of time pending scheduled renovation or because the space cannot be subject to a long term lease until the redevelopment is complete. We manage the use of this space throughout the course of a redevelopment project through our specialty leasing function, which manages the short term leasing of stores and the licensing of income-generating carts and kiosks, with the goal of maximizing the rent we receive during the period of active redevelopment.

Acquisitions

If they meet the investment criteria we apply, given economic, market and other circumstances, we continue to seek to acquire well-located retail properties with strong prospects for future cash flow growth and capital appreciation, particularly where we believe our management and leasing capabilities can enhance the value of these properties. For a description of our 2005 acquisitions, see “– Recent Developments – Acquisitions.”

When evaluating acquisitions, we conduct a detailed analysis of the geographic market and the demographic characteristics of the area surrounding the property, the property itself and other factors. If a property substantially meets the investment criteria we apply, given economic, market and other circumstances, we will pursue it further if we believe we are well positioned to compete for it. We believe we have positive working relationships with many industry participants, including prospective sellers, buyers and financing sources, that enable us to become aware of opportunities and to act quickly. We expect to fund property or portfolio acquisitions and expenses associated with acquisitions through long term secured and unsecured indebtedness, including our Credit Facility, and the issuance of additional securities, including under our $500.0 million universal shelf registration statement. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources.”

Development

We pursue ground up development of retail and other properties that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We generally seek to develop retail projects in areas that we believe evidence the likelihood of supporting additional retail development and have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. We generally have several development projects under way at one time. These projects are typically in various stages of the development process. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest. For a description of our 2005 development activity, see “– Recent Developments – Development Activity.”

Although we have previously developed properties that have proved successful, we cannot assure you that any of our current projects will be as successful as any of these previously developed properties, or that they will be successful at all, which could

Back to Contents

have a negative effect on our operating results. We also cannot assure you that any projects that we begin will ultimately be completed. If we determine not to proceed with a project or otherwise become required to accelerate the expensing of development costs, there will be a negative effect on our results of operations. For information regarding aggregate project investment to date and expected costs, see “Item 7. Management’s Discussion and Analysis – Development and Redevelopment.”

Dispositions

We regularly conduct portfolio property reviews and, if appropriate, we make determinations to dispose of properties that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of such properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects and for other corporate purposes. For a description of our recent dispositions, see “– Recent Developments – Disposition Activity.”

CAPITAL STRATEGY

In support of the strategies described above, our corporate finance objective is to optimize the cost of the capital we employ to fund our operations.  In pursuit of this objective and for other business reasons, we seek the broadest range of funding sources (including commercial banks, institutional lenders, equity investors and joint venture partners) and funding vehicles (including mortgages, commercial loans and equity securities) available to us on the most favorable terms.  We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments, enabling us to maintain the flexibility to execute our business strategy in different economic environments or at different points in the business cycle.

In determining the amount and type of debt capital to employ in our business, we consider general economic conditions, prevailing and forecasted interest rates for various debt instruments, the cost of equity capital, property values, our financing needs for redevelopment, development and acquisition opportunities, the debt ratios of other mall REITs and publicly-traded real estate companies, and the requirement under federal tax laws for REITs to distribute at least 90% of net taxable income, among other factors.  Our ability to increase our debt ratio is limited by our Credit Facility, which contains covenants that limit the amount of our secured indebtedness to 60% of Gross Asset Value, as defined in the Credit Facility, and the amount of total liabilities to 65% of Gross Asset Value.

Based on prevailing conditions in the real estate capital markets, we have attempted to concentrate our secured indebtedness on a limited number of our larger, more stable properties, and expect to continue to do so as opportunities arise.  We do so in an effort to maximize our borrowing capacity under our Credit Facility and to minimize our borrowing costs.  The fixed rate mortgages obtained in 2005 have generated excess proceeds that we used to repay amounts outstanding under our Credit Facility, giving us replenished availability.

Executing this strategy has also enabled us to leave a number of our other properties unencumbered.  As we concentrate our secured debt on a limited number of properties, the cash flow from these unencumbered assets will, we believe, enhance our financial position from the point of view of unsecured creditors.  One of our long term goals is to continue to improve our balance sheet so that it becomes investment grade quality, which would give us one more financing option, consistent with our strategy of maximizing our financing options and terms.  We intend to consider all of our available options for accessing the capital markets in pursuit of our objective of optimizing our overall cost of capital.

Another aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our capital requirements.  Also, in connection with our redevelopment and development projects, we expect to utilize Credit Facility borrowings or other short-term financings during the construction phase, and then we may seek longer-term, fixed rate mortgages when the project is complete and the property has stabilized.

We will consider accessing equity capital at such times as we deem appropriate in light of all the circumstances at the time.  To facilitate our access to public equity, we filed a shelf registration statement with the Securities and Exchange Commission in 2003.

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies,

Back to Contents

including the use of financial instruments.  To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof depending on our underlying exposure.

COMPETITION

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including discount or value retailers, home shopping networks, mail order operators, catalogs, telemarketers and internet retailers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we receive.

A significant amount of capital has and might continue to provide funding for the development of properties that might compete with our properties.  The development of competing retail properties and the related increase in competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make. Such redevelopments involve costs and expenses that could adversely affect our results of operations. An increase in the number of competing properties might also affect the occupancy and net operating income of our properties.

ENVIRONMENTAL

Under various federal, state and local laws, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances.  Such a person might be liable to the government or to third parties for substantial property damage, investigation costs or clean up costs.  Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for the clean-up costs incurred.  Contamination might adversely affect the owner’s ability to sell or lease real estate or borrow with real estate as collateral.  In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire or manage in the future, we might be liable under these laws and might incur costs in responding to these liabilities.

We are aware of certain environmental matters at some of our properties. We have, in the past, investigated and, where appropriate, performed remediation of such environmental matters, but we might be required in the future to perform testing relating to these matters and further remediation might be required, or we might incur liability as a result of such environmental matters.  As of December 31, 2005, we have reserved $0.2 million for future remediation of these matters, but we may incur costs associated with such remediation that exceed such amount.  Environmental matters at our properties include the following:

Asbestos.  Asbestos-containing materials are present in a number of our properties, primarily in the form of floor tiles, mastics, roofing materials and adhesives. Fire-proofing material containing asbestos is present at some of our properties in limited concentrations or in limited areas.  The presence of asbestos-containing materials in good, non-friable condition is permissible in accordance with applicable laws and practices, although removal might be required under certain conditions. In particular, in the course of any redevelopment, renovation, construction or build out of tenant space, asbestos-containing materials are generally removed.

Underground and Above Ground Storage Tanks.  Underground and above ground storage tanks are or were present at some of our properties.  These tanks were used to store waste oils or other petroleum products primarily related to the operation of automobile service center establishments at those properties.  In some cases, the underground storage tanks have been abandoned in place, filled in with inert materials or removed and replaced with above ground tanks.  Some of these tanks might have leaked into the soil, leading to ground water and soil contamination.  Where leakage has occurred, we might incur investigation, remediation and monitoring costs if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.

Back to Contents

Ground water and soil contamination.  Groundwater contamination has been found at some properties in which we currently or formerly had an interest.  At some properties, dry cleaning operations, which might have used solvents at a few of the properties, contributed to groundwater and soil contamination.

Two malls also contain wastewater treatment facilities that treat wastewater at the malls before discharge into local streams. Operation of these facilities is subject to federal and state regulation.

Each of our retail properties has been subjected to a Phase I or similar environmental audit (which involves a visual property inspection and a review of records, but not soil sampling or ground water analysis) by environmental consultants.  These audits have not revealed, and we are not aware of, any environmental liability that we believe would have a material adverse effect on our results of operations.  It is possible, however, that there are material environmental liabilities of which we are unaware.  Also, we cannot assure you that future laws will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of our tenants, by the existing condition of the land, by operations in the vicinity of the properties (such as the presence of underground storage tanks) or by the activities of unrelated third parties.

We have environmental liability insurance coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $5.0 million per occurrence and $5.0 million in the aggregate. We cannot assure you that this coverage will be adequate to cover future environmental costs. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

In addition to the costs of remediation, we might incur additional costs to comply with federal, state and local laws relating to environmental protection and human health and safety generally.  There are also various federal, state and local fire, health, life-safety and similar regulations that might be applicable to our operations and that might subject us to liability in the form of fines or damages for noncompliance.

EMPLOYEES

We had an aggregate of approximately 1,373 employees at our properties and in our corporate office as of December 31, 2005. None of our employees are represented by a labor union. In connection with our new agreement for housekeeping and maintenance services at our properties with SMS entered into in July 2005, approximately 225 individuals formerly associated with PREIT joined SMS and were thus no longer employees of the Company.

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

STATUS AS A REIT

We conduct our operations in a manner intended to maintain our qualification as a REIT under the Internal Revenue Code of 1986. Generally, as a REIT, we will not be subject to federal or state income taxes on our net taxable income that we currently distribute to our shareholders. Our qualification and taxation as a REIT depend on our ability to meet various qualification tests (including dividend distribution, asset ownership and income tests) and certain share ownership requirements prescribed in the Internal Revenue Code.

CORPORATE HEADQUARTERS

Our principal executive offices are located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rents based on a percentage of sales revenue that exceeds certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and many tenants vacate their space early in the year. As a result, our occupancy and cash flow are generally higher in the fourth quarter and lower in the first

Back to Contents

quarter, excluding the effect of ongoing redevelopment projects. Our concentration in the retail sector increases our exposure to seasonality and has resulted and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.

AVAILABLE INFORMATION

We maintain a website with the address www.preit.com. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as practicable after filing with the SEC, copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K filed during each year, including all amendments to these reports. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics (which include the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for the audit, nominating and governance, and compensation committees of our Board of Trustees are available free of charge on our website, as well as in print to any shareholder upon request. We intend to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to our chief executive officer, principal financial officer and principal accounting officer by providing such information on our website within four days after effecting any amendment to or granting any waiver under the code, and we will maintain such information on our website for at least twelve months.

Back to Contents

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

Our retail properties are concentrated in the Mid-Atlantic region of the United States, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and to renew leases, which might reduce the amount of income generated by our properties.

Our retail properties currently are concentrated in the Mid-Atlantic region of the United States, including several properties in the Philadelphia, Pennsylvania area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, income, sales and property tax laws, availability and costs of financing, construction costs and weather conditions, are particularly adverse in Pennsylvania or in the Mid-Atlantic region, our results of operations will be affected to a greater degree. If the sales of stores operating at our properties were to decline significantly due to adverse conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases or will enter into bankruptcy might increase. Furthermore, such adverse conditions might affect the timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information possible about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient income to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders would be adversely affected.

Our investments in developing new properties and redeveloping older properties in need of renovation might not yield the returns we anticipate, which would harm our operating results and reduce the amount of funds available for distributions to shareholders.

As a component of our growth strategy, we plan to continue to develop new properties and redevelop existing properties, and we might develop or redevelop other projects as opportunities arise. Some of our retail properties were constructed or last renovated more than 10 years ago.  Older properties might generate lower rents and might require significant expense for maintenance or renovations to maintain competitiveness, which could harm our results of operations. As of December 31, 2005, we were engaged in, or had developed plans for, the redevelopment of 10 of our 39 mall properties.  To the extent we continue current development or redevelopment projects or enter into new development or redevelopment projects, they will be subject to a number of risks, including, among others:

•	expenditure of money and time on projects that might be significantly delayed or might never be completed;

•	inability to reach projected occupancy and rental rates and profitability;

•	inability to obtain mortgage lender, anchor tenant or other property partner approvals, if applicable, for redevelopments;

•	higher than estimated construction costs, cost overruns and timing delays due to lack of availability of materials and labor, weather conditions and other factors outside our control;

•	inability to obtain permanent financing upon completion of development or redevelopment activities or to refinance construction loans, which are generally recourse to us; and

•	inability to obtain, or delays in obtaining, required zoning, occupancy and other governmental approvals.

Governmental requirements and local zoning and land use laws restrict our development, redevelopment, expansion and renovation activities.  The requirement that our projects comply with these provisions could delay or prevent our continuation or completion of a project.  Such delays or prohibitions would have an adverse effect on our financial condition and results of operations.

Unanticipated delays or expenses associated with our development or redevelopment projects could result in losses and adversely affect the investment returns from these projects and adversely affect our financial condition and results of operations.

We might be unable to manage effectively our rapid growth, our simultaneous redevelopment projects or our new development projects, including any proposed mixed use projects, which might result in disruptions to our business and additional expense.

We have experienced rapid growth and we continue to pursue, in an opportunistic and disciplined manner, acquisitions of additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances. We might not be able to adapt our management and operational systems to our larger size and our increased number of retail properties. In November 2003, we completed the acquisition of 26 retail properties (five of which were subsequently sold) through our merger with Crown American Realty Trust (“Crown”) and the acquisition of six shopping malls from The Rouse Company. The Crown merger has required the integration of two large and complex real estate businesses that formerly operated independently. Following the merger and the acquisition of the six malls, the gross leasable area (GLA) of our owned, managed or leased retail properties is significantly greater than it was before those transactions. In 2004, we acquired two additional properties and the remaining minority portion of one property already in our portfolio. In 2005, we acquired three more retail properties and a 50% ownership interest in one additional property.

Back to Contents

Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:

•	we might not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits of such transactions;

•	we might not have adequate personnel and financial and other resources to successfully handle our substantially increased operations;

•	we might not be successful in leasing space in acquired properties;

•	the combined portfolio might not perform at the level we anticipate;

•	we might experience difficulties and incur unforeseen expenses in connection with assimilating and retaining employees working at acquired properties, and in assimilating any acquired properties;

•	we might experience problems and incur unforeseen expenses in connection with upgrading and expanding our systems and processes; and

•	we might incur unexpected liabilities in connection with the properties and businesses we have acquired.

If we fail to successfully integrate any properties, assets or companies we acquire, or fail to handle our increased operations or realize the intended benefits of any such transactions, our financial condition and results of operations, and our ability to make distributions to shareholders at historical levels, if at all, might be adversely affected.

In addition, we might not have sufficient management resources to successfully manage our 10 current redevelopment projects simultaneously.  Also, some of our development and redevelopment projects currently or in the future might contemplate mixed uses of the properties, including residential, office, and other uses.  We might not have all of the necessary or desirable skill sets to manage such projects.  The lack of sufficient management resources, or of the necessary skill sets to execute our plans, could prevent us from realizing our expectations with respect to these projects and could adversely affect our results of operations and financial condition.

The retail real estate industry is highly competitive, and this competition could harm our ability to operate profitably.

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, or theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including discount or value retailers, home shopping networks, mail order operators, catalogs, telemarketers and internet retailers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we receive. Also, a significant amount of capital has and might continue to provide funding for the development of properties that might compete with our properties.  The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and affects the occupancy and net operating income of such properties. Any such redevelopments, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations.

Changes in the retail industry, particularly among retailers that serve as anchor tenants, could adversely affect our results of operations.

The income we generate from our retail properties depends in part on the ability of our anchor tenants to attract customers to our properties.  The ability of anchor tenants to attract customers to a property has a significant effect on the ability of the property to attract in-line tenants and, consequently, on the revenues generated by the property.  In recent years, the retail industry and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes, consolidation and other ownership changes. In 2005, Federated Department Stores, Inc., operator of stores including Bloomingdale’s and Macy’s, acquired The May Department Stores Company, operator of stores including Marshall Field’s, Filene’s, Hecht’s and Strawbridge’s.  Sears, Roebuck & Co. and K-mart Holding Corporation also merged in 2005.  These combinations are expected to offer these companies even greater economies of scale, increasing their leverage with suppliers and enabling them to be more efficient.  The mergers are intended to help department stores better compete with mass discounters and specialty stores.  Such transactions and any similar transactions in the future might result in the restructuring of these companies, however, which could include closures or sales of anchor stores operated by them.  For example, Federated has announced that it intends to close some of its stores at properties where it now operates two or more stores.  In particular, Federated intends to close the Strawbridge’s stores it owns at the following malls in the PREIT portfolio:  Cherry Hill, Lehigh Valley, Springfield and Willow Grove Park.  Federated has also announced plans to close the Strawbridge’s store at The Gallery at Market East I. The closure of an anchor store might have a negative effect on a property.  In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor’s lease is terminated or it otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce

Back to Contents

the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

Our properties are, and any properties we acquire in the future will be, subject to operating risks common to real estate in general, any or all of which might negatively affect us. The properties will be subject to increases in real estate and other tax rates, energy and other utility costs, operating expenses, insurance costs, repair and maintenance costs and administrative expenses. Although some of our properties are leased on terms that require tenants to pay a portion of the expenses associated with the property, we might not be able to pass along the increased costs, and renewals of leases or new leases might not be negotiated on that basis, in which event we will have to pay those costs. If we are unable to lease properties on a basis requiring the tenants to pay all or some of the expenses associated with the property, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect our results of operations. Similarly, if a property is not fully occupied, we would be required to pay a portion of the expenses that are typically paid by our tenants. We cannot assure you that increases in these expenses will not lead our tenants, or prospective tenants, to seek retail space elsewhere. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to our tenants, which could adversely affect our results of operations and limit our ability to make distributions to shareholders.

We face increasing competition for the acquisition of properties and other assets, which might impede our ability to make future acquisitions or might increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors because they might have greater resources, might be willing to pay more, or might have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, and enhanced operating efficiencies. Also, the number of entities, as well as the available capital resources competing for suitable investment properties or desirable development sites, have increased and might continue to increase, resulting in increased demand for these assets and therefore increased prices paid for them. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher prices for properties, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

Any tenant bankruptcies or leasing delays or terminations we encounter could adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses

Back to Contents

to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. See “Item 2. Properties – Major Tenants.” In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, we might modify lease terms in ways that are less favorable to us.

In 2004, a number of tenants that leased space from us filed for bankruptcy protection, including KB Toys, Inc. and Gadzooks Inc.  In 2006, Musicland, which operates the Sam Goody and Suncoast Motion Picture chains, filed for bankruptcy protection, as has G&G Retail, operator of Rave and Rave Girl.  Also, Casual Corner is being liquidated. If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space. Any unsecured claim we hold might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. These tenant bankruptcies and liquidations have adversely affected our financial condition and results of operations.

Our business could be harmed if Ronald Rubin, our chairman and chief executive officer, or other members of our senior management team terminate their employment with us.

Our future success depends, to a meaningful extent, upon the continued services of Ronald Rubin, our chairman and chief executive officer, and the services of our corporate management team (including the four-person Office of the Chairman that, in addition to Ronald Rubin, consists of George F. Rubin, Edward Glickman and Joseph Coradino). These executives have substantial experience in managing, developing and acquiring retail real estate.  Although we have entered into employment agreements with Ronald Rubin and certain other members of our corporate management team, they could elect to terminate those agreements at any time. In addition, although we have purchased a key man life insurance policy in the amount of $5 million to cover Ronald Rubin, we cannot assure you that this would compensate us for the loss of his services. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

We have invested and expect to invest in the future in partnerships with third parties to acquire or develop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.

We have invested and expect to invest in the future as a partner in the acquisition of existing properties or the development of new properties, in contrast to acquiring properties or developing projects on our own. Entering into partnerships with third parties involves risks not present in the case where we act alone, in that we might not have exclusive control over the acquisition, development, redevelopment, financing, leasing, management, budget-setting and other aspects of the property or project. These limitations might adversely affect our ability to develop, redevelop or sell these properties at the most advantageous time for us.  Also, there might be restrictive provisions and rights that apply to sales or transfers of interests in our partnership properties, which might require us to make decisions about buying or selling interests at a disadvantageous time.

Some of our retail properties are owned by partnerships in which we are a general partner. Under the terms of the partnership agreements, major decisions, such as a sale, lease, refinancing, redevelopment, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners. Accordingly, because decisions must be unanimous, necessary actions might be delayed significantly and it might be difficult or even impossible to remove a partner that is serving as the property manager. We might not be able to favorably resolve any issues which arise with respect to such decisions, or we might have to provide financial or other inducements to our partners to obtain such resolution. In cases where we are not the controlling partner or where we are only one of the general partners, there are many decisions that do not relate to fundamental matters that do not require our approval and that we do not control. Also, in cases in which we serve as managing general partner

Back to Contents

of the partnerships that own our properties, we might have certain fiduciary responsibilities to the other partners in those partnerships.

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

Other risks of investments in partnerships with third parties include:

•	partners might become bankrupt or fail to fund their share of required capital contributions, which might necessitate our funding their share to preserve our investment;

•	partners might have business interests or goals that are inconsistent with our business interests or goals;

•	partners might be in a position to take action contrary to our policies or objectives;

•	we might incur liability for the actions of our partners; and

•	third-party managers might not be sensitive to publicly-traded company or REIT tax compliance matters.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution and environmental matters, as well as lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expenses to repair or rebuild the property. These types of events could adversely affect our cash flow and ability to make distributions to shareholders.

We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.

Under various federal, state and local laws, ordinances, regulations and case law, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous substances. They also might be liable to the government or to third parties for substantial property damage, investigation costs or clean up costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination might adversely affect the owner’s ability to sell or lease real estate or borrow with real estate as collateral. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be potentially liable under these laws and might incur costs in responding to these liabilities, which could have an adverse effect on our results of operations. See “Item 1. Business—Environmental.”

Back to Contents

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

We have substantial debt, which might increase, as well as obligations to pay dividends on our preferred shares, and we require significant cash flows to satisfy these obligations. If we are unable to satisfy those obligations, we might be forced to dispose of one or more properties and there could be other negative consequences.

We use a substantial amount of debt to finance our business, and we might incur additional debt under our Credit Facility or otherwise in order to finance acquisitions, to develop or redevelop properties or for other general corporate purposes. As of December 31, 2005, we had an aggregate consolidated indebtedness outstanding excluding debt premium of approximately $1,769 million, approximately $1,332 million of which was secured by our properties.  Also at December 31, 2005, we had $437 million of unsecured indebtedness that is recourse to us, PREIT Associates and certain of our consolidated subsidiaries.  This indebtedness does not include our proportionate share of indebtedness of our partnership properties.  If our leverage increases, our debt service costs and our risk of defaulting on our indebtedness might increase. We are also obligated to pay a quarterly dividend of $1.375 per share to the holders of the 2,475,000 11% preferred shares that we issued in connection with our November 2003 merger with Crown American Realty Trust. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt or to pay distributions on our securities at historical rates, which could have a material adverse effect on our financial condition and results of operations.

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

Much of our indebtedness does not require significant principal payments prior to maturity, and we might obtain similar financing terms in future transactions.  If our debt cannot be paid, refinanced or extended at maturity on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on unfavorable terms, which might result in losses to us and which might adversely affect our cash flow and our ability to make distributions to shareholders.

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

•	harming our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development and redevelopment activities or other general corporate purposes;

•	limiting our flexibility to plan for or react to changes in business and economic conditions;

•	making us more vulnerable to a downturn in our business or the economy generally; and

•	limiting our ability to enter into hedging transactions with counterparties.

As of December 31, 2005, we had $380.8 million of variable rate debt.  Increases in interest rates will increase our interest expense on the variable rate debt we have outstanding from time to time.  Also, rising interest rates might reduce our ability to refinance maturing fixed rate debt on favorable terms, or at all.  Increased interest expense would adversely affect our cash flow and our ability to make distributions to shareholders.

Back to Contents

We might not be able to obtain capital required to finance our business initiatives.

The REIT provisions of the Internal Revenue Code generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Due to these requirements, we fund most of our long-term capital requirements, such as for acquisitions of properties or other assets, scheduled debt maturities and redevelopments, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and, when appropriate, the issuance of additional equity securities. Our ability to finance our growth using these sources depends, in part, on the availability of credit or of equity capital to us at the time or times we need it. Over the course of the business cycle, there might be times when lenders and equity investors might show less interest in lending to us or investing in our securities. Although we believe, based on current market conditions, that we will be able to finance our business initiatives for the foreseeable future, financing might not be available on acceptable terms, or at all. See “Item 7. Management’s Discussion and Analysis – Liquidity and Capital Resources of the Company” for information about our available sources of funds.

Our Credit Facility has a term that expires in January 2009, and we have an option to extend the term for an additional 14 months, provided there is no event of default at that time. If we are unable to borrow under our Credit Facility or to arrange for alternative financing, we might be unable to acquire or develop properties, redevelop our existing properties or finance other corporate activities, and our financial condition and results of operations would be adversely affected.

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

Our Credit Facility currently requires our operating partnership, PREIT Associates, L.P., to satisfy certain affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage and tangible net worth. These covenants could restrict our ability to pursue acquisitions, limit our ability to respond to changes and competition, and could reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, repurchase securities, make capital expenditures or engage in acquisitions or mergers. If we cannot continue to satisfy these covenants and meet these tests, there is a risk that we could default under the Credit Facility. If we default under the Credit Facility, the lenders could require us to repay the debt immediately, which would have a material adverse effect on our financial condition and results of operations.

Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by prior payments to the creditors of these subsidiaries.

We own substantially all of our assets through our interest in our operating partnership, PREIT Associates.  PREIT Associates holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships and limited liability companies.  PREIT Associates thus derives substantially all of its cash flow from cash distributions to it by its subsidiaries, and we, in turn, derive substantially all of our cash flow from cash distributions to us by PREIT Associates.  The direct and indirect subsidiaries must make payments on the subsidiaries’ obligations to their creditors, when due and payable, before a subsidiary may make distributions to us.  Thus, PREIT Associates’ ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors.  Similarly, our ability to pay dividends to holders of our common and preferred shares depends on PREIT Associates’ ability first to satisfy its obligations to its creditors and then to make distributions to us.  If the subsidiaries were unable to make payments to their creditors when due and payable, or if the

Back to Contents

subsidiaries had insufficient funds to both make payments to creditors and distribute funds to PREIT Associates, we might not have sufficient cash to satisfy our obligations or make distributions to our shareholders.

In addition, we will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary only after the claims of the creditors, including trade creditors, of the subsidiary are satisfied.  Our common shareholders, in turn, will have the right to participate in any distribution of our assets upon our liquidation, reorganization or insolvency only after the claims of our creditors, including trade creditors, and preferred security holders, if any, are satisfied.

Our hedging arrangements might not be successful in limiting our risk exposure, and we might be required to incur expenses in connection with these arrangements or their termination that could harm our results of operations or financial condition.

We use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks.  Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations.  We cannot assure you that our hedging activities will have a positive impact on our results of operations or financial condition.  We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate them.  In addition, although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty might fail to honor its obligations.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

We are subject to risks that affect the retail real estate environment generally.

Our business and our properties are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenues to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. Changes in a number of factors can decrease the income generated by a retail property, including a downturn in the national, regional or local economy or consumer confidence or spending, which could result from plant closings, local industry slowdowns, adverse weather conditions, natural disasters and other factors; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; and perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers. Income from retail properties and retail property values are also affected by interest rate levels and the availability and cost of financing, and by applicable laws and regulations, including tax and zoning laws, among other factors. Changes in one or more of these factors can lead to a decrease in the revenues generated by our properties and can have a material adverse effect on our financial condition and results of operations.

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

Back to Contents

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

Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

RISKS RELATING TO OUR ORGANIZATION AND STRUCTURE

Our organizational documents contain provisions that might discourage a takeover of us and depress our share price.

Our organizational documents contain provisions that might have an anti-takeover effect and inhibit a change in our management and the opportunity to realize a premium over the then-prevailing market price of our securities. These provisions include:

(1)
There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals, and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause us to be beneficially owned by fewer than 100 persons. Our Board of Trustees might exempt a person from the 9.9% ownership limit if it receives a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Absent an exemption, this restriction might:

•
discourage, delay or prevent a tender offer or other transactions or a change in control or management that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or

	•	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

(2)
Our trust agreement permits our Board of Trustees to issue preferred shares with terms that might discourage a third party from acquiring our Company. Our trust agreement permits our Board of Trustees to create and issue multiple classes and series of preferred shares, and classes and series of preferred shares having preferences to the existing shares on any matter, without a vote of shareholders, including preferences in rights in liquidation or to dividends and option rights, and other securities having conversion or option rights.  Also, the board might authorize the creation and issuance

Back to Contents

by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities might provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of, discouraging, delaying or preventing a change in control over us, even if a change in control were in our shareholders’ interest or would give the shareholders the opportunity to realize a premium over the then-prevailing market price of our securities.

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

Our assets generally are held through our operating partnership, PREIT Associates. We currently hold a majority of the outstanding units of limited partnership interest in PREIT Associates. However, PREIT Associates might, from time to time, issue additional units to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Units generally do not carry a right to vote on any matter voted on by our shareholders, although limited partnership interests might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Our partnership interest in PREIT Associates is not included for purposes of determining when half of the partnership interests issued on September 30, 1997 have been redeemed, nor are they counted as votes. These existing rights could inhibit a change in control that might otherwise result in a premium to our shareholders. In addition, we cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

We have entered into tax protection agreements for the benefit of certain former property owners, including some limited partners of PREIT Associates, L.P., that might limit our ability to sell some of our properties that we might otherwise want to sell, which could harm our financial condition.

As the general partner of PREIT Associates, L.P., we have agreed to indemnify certain former property owners, including some who have become limited partners of PREIT Associates, L.P., against tax liability that they might incur if we sell a property acquired from them within a certain number of years after we acquired it in a taxable transaction. In some cases, these agreements might make it uneconomical for us to sell these properties, even in circumstances in which it otherwise would be advantageous to do so, which could harm our ability to address liquidity needs in the future or otherwise harm our financial condition.

Some of our officers and trustees have interests in properties that we manage and therefore might have conflicts of interest that could adversely affect our business.

We provide management, leasing and development services for partnerships and other ventures in which some of our officers and trustees, including Ronald Rubin, a trustee and our chairman and chief executive officer, and George F. Rubin, a trustee and a vice chairman, have indirect ownership interests. In addition, we lease substantial office space from an entity in which some of our officers, including the Rubins, have an interest. Our officers who have interests in the other parties to these transactions have a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.

Back to Contents

RISKS RELATING TO OUR SECURITIES

Many factors, including changes in interest rates and the negative perceptions of the retail sector generally, can have an adverse effect on the market value of our securities.

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

•
Perception by market professionals of REITs generally and REITs in the retail market segment in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on acquiring retail centers in the future.

•	Perception by market participants of our potential for payment of cash distributions and for growth.

•	Level of institutional investor and research analyst interest in our securities.

•	Relatively low trading volumes in securities of REITs.

•	Our results of operations and financial condition.

•	Investor confidence in the stock market generally.

The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings, funds from operations and cash distributions. Consequently, our common shares might trade at prices that are higher or lower than our net asset value per common share. If our future earnings, funds from operations or cash distributions are less than expected, it is likely that the market price of our common and preferred shares will diminish.

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

If we were to fail to qualify as a REIT, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under statutory provisions, we would remain disqualified from treatment as a REIT for the four taxable years following the year during which we first failed to qualify. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, we would no longer be required to make any distributions to

Back to Contents

shareholders. If there were a determination that we do not qualify as a REIT, there would be a material adverse effect on our results of operations and there could be a material reduction in the value of our common and preferred shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

RETAIL PROPERTIES

As of December 31, 2005, we owned interests in 51 retail properties containing an aggregate of approximately 34.5 million square feet (including space owned by anchors). As of December 31, 2005, we and partnerships in which we own an interest owned approximately 25.9 million square feet of space at the 51 retail properties. PREIT Services currently manages 45 of these properties, 44 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not wholly-owned by us. The remaining five properties are also owned by partnerships that are not wholly-owned by us and are managed by our partners, or by an entity we or our partners designate.

Total occupancy in our malls including only space we own was 91.3% as of December 31, 2005. In-line occupancy in our malls was 87.0% as of that date. Occupancy in our power centers was 97.8% as of that date, and occupancy in our strip centers was 96.1% as of that date.

In general, we own the land underlying our properties in fee or, in the case of our properties held by partnerships with others, ownership by the partnership entity is in fee. At certain properties, however, the underlying land is owned by third parties and leased to us or the partnership in which we hold an interest pursuant to long-term ground leases. In a ground lease, the building owner pays rent for the use of the land and is responsible for all costs and expenses related to the building and improvements.

Back to Contents

The following table presents information regarding our retail properties as of December 31, 2005. We refer to the total retail space of these properties, including anchors and in-line stores, as “Total Square Feet,” and the portion that we own as “Owned Square Feet.”

Property/Location (1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (3)	Year Built/ Date of Last Renovation	% of Owned Square Feet Leased (4) (5)	Anchors (6) (11)

Alabama
Gadsden Mall	100%		477,549	477,549	1974/1990	95.0%	Belk Hudson
Gadsden, AL							McRae’s
							Sears
Wiregrass Commons Mall(12)	100%		632,876	229,713	1986/1999	83.8%	Dillard’s
Dothan, AL							J.C. Penney
							McRae’s
							Parisian
Delaware
Christiana Power Center	100%		302,409	302,409	1998	100.0%	Costco
Newark, Delaware							Dick’s Sporting Goods
Florida
Orlando Fashion Square(12)	100%		1,083,894	928,318	1973/2003	91.1%	Burdines-Macy’s
Orlando, FL							Dillard’s
							J.C. Penney
							Sears
South Blanding Village	100%		106,757	106,757	1986	97.9%	Food Lion
Jacksonville, FL							Staples
Maryland
Francis Scott Key Mall	89	%(7)	706,309	566,976	1978/1991	94.1%	Hecht’s
Frederick, MD							J.C. Penney
							Sears
							Value City
The Mall at Prince Georges	100%		835,560	835,560	1959 / 2004	97.2%	J.C. Penney
Hyattsville, MD							Hecht’s
							Target
Valley Mall	100%		902,710	659,310	1974/1999	98.8%	Bon-Ton
Hagerstown, MD							Hecht’s
							J.C. Penney
							Sears

Back to Contents

Property/Location (1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (3)	Year Built/ Date of Last Renovation	% of Owned Square Feet Leased (4)(5)	Anchors (6) (11)

Massachusetts
Dartmouth Mall	100%		670,960	530,960	1971/2000	96.4%	Filene’s
North Dartmouth, MA							J.C. Penney
							Sears
Michigan
Woodland Mall	100%		1,194,083	397,897	2005	88.1%	J.C. Penney
Grand Rapids, MI							Kohl’s
							Marshall Field’s
							Sears
New Jersey
Cherry Hill Mall	100%		1,263,162	522,392	1961/1990	95.6%	J.C. Penney
Cherry Hill, NJ							Macy’s
							Strawbridge’s (8)
Cumberland Mall	100%		921,671	648,441	1973/2003	97.7%	Boscov’s
Vineland, NJ							Home Depot
							J.C. Penney
							Value City
Echelon Mall(12)	100%		1,127,308	730,525	1970/1998	32.2%	Boscov’s
Voorhees, NJ							Strawbridge’s

Moorestown Mall	100%		1,045,079	723,879	1963/2000	94.2%	Boscov’s
Moorestown, NJ							Lord & Taylor
							Sears
							Strawbridge’s
Phillipsburg Mall	89	%(7)	572,155	572,155	1989/2003	91.8%	Bon-Ton
Phillipsburg, NJ							J.C. Penney
							Kohl’s
							Sears
North Carolina
Jacksonville Mall	100%		473,886	473,886	1981/1998	97.3%	Belk
Jacksonville, NC							J.C. Penney
							Sears
Pennsylvania
Beaver Valley Mall	100%		1,150,897	946,127	1970/1991	91.6%	Boscov’s
Monaca, PA							J.C. Penney
							Kaufmann’s
							Sears

Back to Contents

Property/Location (1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (3)	Year Built/ Date of Last Renovation	% of Owned Square Feet Leased (4) (5)	Anchors (6) (11)

Capital City Mall	100%		576,446	456,446	1974/2005	96.4%	Hecht’s
Harrisburg, PA							J.C. Penney
							Sears
Chambersburg Mall	89	%(7)	453,942	453,942	1982	93.2%	Bon-Ton
Chambersburg, PA							J.C. Penney
							Sears
							Value City
Creekview Shopping Center	100%		425,002	136,086	2001	100.0%	Genuardi’s
Warrington, PA							Lowe’s
							Target
Crest Plaza	100%		257,401	114,271	1959 / 2003	100.0%	Target
Allentown, PA							Weis Market
Exton Square Mall(12)	100%		1,087,757	810,289	1973/2000	93.1%	Boscov’s
Exton, PA							J.C. Penney
							Kmart
							Sears
							Strawbridge’s
Lehigh Valley Mall	50%		1,036,689	664,703	1977 / 1996	97.2%	J.C. Penney
Allentown, PA							Macy’s
							Strawbridge’s (8)
Logan Valley Mall	100%		781,628	781,628	1960/1997	97.8%	J.C. Penney
Altoona, PA							Kaufmann’s
							Sears
Lycoming Mall	89	%(7)	783,012	663,012	1978/1990	88.7%	Bon-Ton
Williamsport, PA							J.C. Penney
							Kaufmann’s (9)
							Sears
							Value City
Metroplex Shopping Center	50%		778,190	477,461	2001	100.0%	Giant Lowe’s
Plymouth Meeting, PA							Target

Nittany Mall	89	%(7)	532,245	437,245	1968/1990	93.2%	Bon-Ton
State College, PA							J.C. Penney
							Kaufmann’s (9)
							Sears

Back to Contents

Property/Location (1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (3)	Year Built/ Date of Last Renovation	% of Owned Square Feet Leased (4) (5)	Anchors (6) (11)

Northeast Tower Center	100%		477,220	301,909	1997 / 1998	96.6%	Home Depot
Philadelphia, PA							PetSmart
							Raymour & Flanigan
							Wal-Mart
North Hanover Mall	89	%(7)	453,080	453,080	1967/1999	93.4%	Black Rose Antiques
Hanover, PA							Bon-Ton
							J.C. Penney
							Sears
Palmer Park Mall	100%		453,793	453,793	1972/1998	99.7%	Bon-Ton
Easton, PA							Boscov’s

Paxton Towne Centre	100%		717,541	444,483	2001	90.0%	Costco
Harrisburg, PA							Kohl’s
							Target
							Weis Markets
Plymouth Meeting Mall(12)	100%		813,249	598,614	1966/1999	89.9%	AMC Theater
Plymouth Meeting, PA							Boscov’s
							Strawbridge’s
Red Rose Commons	50%		463,042	263,452	1998	99.2%	Home Depot
Lancaster, PA							Weis Market

Schuylkill Mall	100%		726,662	665,746	1980/1991	75.0%	Black Diamond Antiques
Frackville, PA							Bon-Ton
							K-mart
							Sears
South Mall	89	%(7)	403,600	403,600	1975/1992	92.2%	Bon-Ton
Allentown, PA							Stein Mart
							Steve & Barry’s
Springfield Mall	50%		588,690	221,514	1994/1997	95.9%	Macy’s
Springfield, PA							Strawbridge’s(8)

Springfield Park I & II	50%		272,640	126,971	1997 / 1998	87.8%	Bed, Bath & Beyond
Springfield, PA							LA Fitness
							Target
The Court at	50%		704,486	456,863	1996	100.0%	Best Buy
Oxford Valley							BJ’s Wholesale Club
Langhorne, PA							Dick’s Sporting Goods
							Home Depot
							Linens ‘n Things

Back to Contents

Property/Location (1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (3)	Year Built/ Date of Last Renovation	% of Owned Square Feet Leased (4) (5)	Anchors (6) (11)

The Gallery at	100%		193,487	193,487	1977/1990	89.2%	K-mart
Market East I(12)							Strawbridge’s(8)
Philadelphia, PA

The Gallery at	100%		333,573	333,573	1984	86.8%	Burlington Coat
Market East II(12)							Factory
Philadelphia, PA

Uniontown Mall(12)	89	%(7)	698,551	698,551	1972/1990	94.5%	Bon-Ton
Uniontown, PA							J.C. Penney
							Sears
							Teletech Customer Care
							Value City
Viewmont Mall	89	%(7)	743,237	623,237	1968/1996	99.3%	J.C. Penney
Scranton, PA							Kaufmann’s
							Sears
Washington Crown Center	89	%(7)	673,669	533,574	1969/1999	91.8%	Bon-Ton
Washington, PA							Gander Mountain
							Kaufmann’s
							Sears
Whitehall Mall	50%		554,018	554,018	1964 / 1998	98.6%	Bed, Bath & Beyond
Allentown, PA							Kohl’s
							Sears
Willow Grove Park	100%		1,203,490	561,629	1982 / 2001	96.1%	Bloomingdale’s
Willow Grove, PA							Macy’s
							Sears
							Strawbridge’s (8)
Wyoming Valley Mall	100%		913,881	913,881	1974/1995	96.6%	Bon-Ton
Wilkes-Barre, PA							J.C. Penney
							Kaufmann’s
							Sears
South Carolina
The Commons at	100%		230,689	104,489	1991/2002	100.0%	Goody’s
Magnolia							Target
Florence, SC

Magnolia Mall	100%		571,752	571,752	1979 / 1992	95.4%	Belk
Florence, SC							Best Buy
							J.C. Penney
							Sears

Back to Contents

Property/Location (1)	Ownership Interest		Total Square Feet (2)	Owned Square Feet (3)	Year Built/ Date of Last Renovation	% of Owned Square Feet Leased (4) (5)	Anchors (6) (11)

Virginia
New River Valley Mall	89	%(7)	428,083	428,083	1988	78.5%	Belk
Christiansburg, VA							J.C. Penney
							Sears
Patrick Henry Mall	89	%(7)	667,262	527,262	1988/2005	90.4%	Dillard’s
Newport News, VA							Hecht’s
							J.C. Penney
West Virginia
Crossroads Mall(12)	100%		451,228	451,228	1981	96.8%	Belk
Beckley, WV							J.C. Penney
							Sears
Wisconsin
Valley View Mall	100%		586,353	331,757	1980/2001	92.3%	Marshall Field’s
La Crosse, WI							Herberger’s
							J.C. Penney
							Sears
Total as of December 31, 2005(10)			34,502,853	25,864,483

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by the Company and space owned by tenants.

(3)	Owned square feet includes only space owned by the Company and excludes space owned by tenants.

(4)	Percentage of owned square feet leased is calculated based only on space owned by the Company and excludes space owned by tenants.

(5)	Includes both tenants in occupancy and tenants that had signed leases but had not yet taken occupancy as of December 31, 2005.

(6)	Includes anchors that own their space and do not pay rent.

(7)	PREIT has an 89% ownership interest and a 99% economic interest in these properties.

(8)	Federated Department Stores, Inc. (“Federated”), owner of these anchors, has announced plans to close these owned stores and is currently negotiating to sell the properties.

(9)
Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

(10)	Total includes all malls and power and strip centers. Omits the P&S Office Building.

(11)	Federated has announced plans to cease using the Filene’s, Hecht’s, Kaufmann’s, Marshall Field’s and Strawbridge’s nameplates and to rename the stores Macy’s.

(12)	The underlying land at this property is subject to a ground lease.

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to in-line tenants. Well-known, financially sound large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining. The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties as of December 31, 2005:

Back to Contents

Anchor Name (1)	# of Stores	Space Occupied (2)	% of Total Square Feet

Bed Bath & Beyond	7	224,853	0.7%
Belk
Belk	6	409,732
McRae’s	3	183,102

Total Belk	9	592,834	1.7%
Best Buy	4	137,397	0.4%
BJ’s Wholesale	2	234,761	0.7%
Bon-Ton	16	1,138,898	3.3%
Boscov’s	7	1,285,451	3.7%
Burlington Coat Factory	1	127,271	0.4%
Carmike Cinemas	4	123,972	0.4%
Costco	2	289,447	0.8%
Dick’s Sporting Goods	3	154,708	0.4%
Dillard’s	3	471,494	1.4%
Federated
Bloomingdale’s	1	237,537
Filene’s	1	93,123
Hecht’s	5	714,988
Kaufmann’s	8	976,246
Lord & Taylor	1	121,200
Macy’s	5	1,139,456
Marshall Field’s	2	257,316
Strawbridge’s (3)	9	2,278,780

Total Federated	32	5,818,646	16.9%
Gander Mountain	1	83,835	0.2%
Giant Food Stores	1	67,185	0.2%
Hollywood Theaters	1	54,073	0.2%
Home Depot	3	397,323	1.2%
J.C. Penney	28	3,119,786	9.0%
Kohl’s	4	322,194	0.9%
Linens ‘N Things	1	54,096	0.2%
Lowe’s	2	326,483	0.9%
Premier Cinemas	2	92,748	0.3%
Saks
Herberger’s	1	41,344
Parisian	1	61,692

Total Saks	2	103,036	0.3%
Sears Holdings
Sears	40	3,693,717
K-mart	3	302,481

Total Sears Holdings	43	3,996,198	11.6%
Target	8	1,076,679	3.1%

Back to Contents

Anchor Name (1)	# of Stores	Space Occupied (2)	% of Total Square Feet

Teletech Customer Care Mgmt.	1	64,964	0.2
Value City	5	392,518	1.1
Wal-Mart	2	119,388	0.3
Weis Markets	2	118,488	0.3

	196	20,988,726	60.8%

(1)
To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has store formats in our portfolio of at least 50,000 square feet.  This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Includes anchors that own their own space and do not pay rent.

(3)
Federated Department Stores, owner of these anchors, has announced plans to close five of these stores and is currently negotiating to sell the properties. It has also announced plans to cease using the Filene’s, Hecht’s, Kaufmann’s, Marshall Field’s and Strawbridge’s nameplates at the other stores and rename the stores Macy’s.

MAJOR TENANTS

The following table presents information regarding the primary tenants in our retail properties as of December 31, 2005:

Primary Tenant	Fixed Rent (Number of Stores)	Percentage Rent or Common Area Costs In Lieu of Fixed Rent (Number of Stores)	Total Stores	GLA of Stores Leased	Annualized Base Rent (1)

The Gap, Inc.	57	5	62	748,303	$13,706,910
Limited Brands, Inc.	87	19	106	631,461	12,585,730
Footlocker, Inc.	81	4	85	433,244	8,302,703
JC Penney	23	6	29	3,119,786	7,099,316
Sears	28	4	32	3,725,684	6,065,264
Zales Corporation	92	—	92	76,152	5,786,519
Luxottica Group S.P.A.	89	2	91	156,596	5,035,793
Hallmark Cards, Inc.	58	2	60	217,137	4,645,858
American Eagle Outfitters	32	2	34	182,005	4,440,259
Sterling Jewelers, Inc.	46	—	46	64,502	4,401,411
Borders	33	2	35	219,061	3,995,397
Transworld Entertainment	31	—	31	157,951	3,335,946
Finish Line	32	1	33	158,040	3,292,591
Regis Corporation	94	—	94	113,555	3,284,780
Bon-Ton	15	1	16	1,138,898	2,973,869
Aeropostale, Inc.	34	—	34	115,732	2,790,090
Sun Capital Partners, Inc. (2)	27	2	29	95,787	2,708,032
Pacific Sunwear of California	35	4	39	127,144	2,672,833
Charming Shoppes, Inc.	28	2	30	184,517	2,657,420
Shoe Show Inc.	33	—	33	162,465	2,615,137

Total	955	56	1,011	11,828,020	$102,395,858

(1)
Includes PREIT’s proportionate share of tenant rents from partnership properties that are not consolidated based on PREIT’s ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rents as of December 31, 2005.

(2)	Musicland Holding Corp., an affiliate of Sun Capital Partners, Inc., filed for bankruptcy protection (Chapter 11) in January 2006. Five of PREIT’s leases with an aggregate of 16,654 square feet and $0.6 million of annualized base rents have been rejected, and these five stores closed on or before January 31, 2006. The bankruptcy court has approved the closing of 10 other locations, with an aggregate of 40,026 square feet and $1.1 million of annualized base rents. The disposition of the remaining leases has not yet been determined.

Back to Contents

The following tables present scheduled lease expirations of non-anchor tenants and anchor tenants for the next 10 years as of December 31, 2005:

RETAIL LEASE EXPIRATION SCHEDULE – NON-ANCHORS

For the Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	Approximate GLA of Expiring Leases	Average Base Rent Per Square Foot of Expiring Leases	Percentage of Total Leased GLA Represented By Expiring Leases (2)

2005 and prior (3)	236	$13,214,865	595,689	$22.18	4.84%
2006	399	21,580,956	1,057,971	20.40	8.60%
2007	481	28,257,617	1,346,217	20.99	10.94%
2008	404	27,896,430	1,175,389	23.73	9.55%
2009	410	28,683,004	1,136,760	25.23	9.24%
2010	427	32,775,899	1,404,584	23.33	11.42%
2011	265	25,264,258	1,238,935	20.39	10.07%
2012	231	22,774,882	985,049	23.12	8.01%
2013	180	15,045,681	615,727	24.44	5.00%
2014	158	13,510,192	568,686	23.76	4.62%
2015	168	16,722,379	747,196	22.38	6.07%

	3,359	$245,726,163	10,872,203	$22.60	88.36%

(1)
Includes PREIT’s proportionate share of tenant rents from partnership properties that are not consolidated based on PREIT’s ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rents as of December 31, 2005.

(2)	Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 12,303,031 square feet.

(3)	Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2005.

RETAIL LEASE EXPIRATION SCHEDULE – ANCHORS

For the Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	Approximate GLA of Expiring Leases	Average Base Rent Per Square Foot of Expiring Leases	Percentage of Total Leased GLA Represented By Expiring Leases (2)

2005 and prior (3)	1	$188,400	154,852	$1.22	1.32%
2006	4	475,011	107,219	4.43	0.92%
2007	9	2,045,173	822,331	2.49	7.02%
2008	17	3,206,682	1,226,147	2.62	10.47%
2009	12	2,321,570	929,598	2.50	7.94%
2010	22	6,144,328	2,089,444	2.94	17.84%
2011	22	5,119,750	1,847,700	2.77	15.77%
2012	3	475,902	302,710	1.57	2.58%
2013	6	2,728,654	453,533	6.02	3.87%
2014	6	2,081,285	662,582	3.14	5.66%
2015	1	468,666	85,212	5.50	0.73%

	103	$25,255,421	8,681,328	$2.91	74.12%

(1)
Includes PREIT’s proportionate share of tenant rents from partnership properties that are not consolidated by PREIT based on PREIT’s ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rents as of December 31, 2005.

(2)	Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 11,714,391 square feet.

(3)	Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2005.

OFFICE SPACE

We lease our principal executive offices from Bellevue Associates, an entity in which certain of our officers/trustees have an interest. Our rented space under the office lease has a total of approximately 68,100 square feet. The term of the office lease is 10 years, and it commenced on November 1, 2004. We have the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the

Back to Contents

right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004 our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

ITEM 3. LEGAL PROCEEDINGS.

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

In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. In July 2005, the property was sold to the Delaware Department of Transportation, and $17.0 million was received by the partnership. Our share of the proceeds was $9.5 million, representing a reimbursement for the approximately $5.0 million of costs and expenses incurred previously in connection with the Christiana Phase II project and a gain on the sale of non-operating real estate of $4.5 million.

In the normal course of business, the Company has and may become involved in legal actions relating to the ownership and operation of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

Back to Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Shares

Our common shares of beneficial interest are listed on the New York Stock Exchange under the symbol “PEI.”

The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:
	High	Low	Dividend Paid

Quarter ended March 31, 2005	$43.21	$38.91	$0.54
Quarter ended June 30, 2005	$48.10	$39.66	0.57
Quarter ended September 30, 2005	$50.20	$39.60	0.57
Quarter ended December 31, 2005	$42.60	$35.24	0.57

			$2.25

	High	Low	Dividend Paid

Quarter ended March 31, 2004	$37.85	$33.30	$0.54
Quarter ended June 30, 2004	$37.87	$30.25	0.54
Quarter ended September 30, 2004	$38.85	$33.40	0.54
Quarter ended December 31, 2004	$43.70	$38.66	0.54

			$2.16

As of December 31, 2005, there were approximately 3,500 holders of record of our common shares and approximately 24,000 beneficial holders of our common shares.

We currently anticipate that cash distributions will continue to be paid in the future in March, June, September and December. However, our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that our Board of Trustees deems relevant.

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

Back to Contents

If a notice of redemption is given, we have the right to elect to acquire the Units tendered for redemption for our own account, either in exchange for the issuance of a like number of our common shares, subject to adjustments for stock splits, recapitalizations and like events, or a cash payment equal to the average of the closing prices of our shares on the ten consecutive trading days immediately before our receipt, in our capacity as general partner of PREIT Associates, of the notice of redemption. If we decline to exercise this right, then on the tenth business day following tender for redemption, PREIT Associates will pay a cash amount equal to the number of Units so tendered multiplied by such average closing price.

Unregistered Offerings

On October 18, 2005, we issued 1,797 shares in return for an equal number of Class B Units tendered for redemption by a limited partner of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the fourth quarter of 2005 and the average price paid per share. The purchases reflected in the table were pursuant to our share repurchase program announced on October 31, 2005, as well as our employees’ use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 – October 31, 2005	—	$—	—
November 1 – November 30, 2005	10,498	36.86	—
December 1 – December 31, 2005	218,700	38.18	218,700	$91,600,000

Total	229,198	$38.12	218,700

(1)
On October 31, 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100 million of our common shares in the open market or in privately negotiated or other transactions until the end of 2007, subject to the Board’s authority to terminate the program earlier.  We repurchased 218,700 common shares from the program’s inception through December 31, 2005.

In December 2005, we also purchased 339,300 Class B Units of our operating partnership for cash at a value of $36.375 per unit. See “Item 7. Management’s Discussion and Analysis – Related Party Transactions.”

Back to Contents

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current year presentation.

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

(in thousands of dollars, except per share results)
Operating Results:
Total revenue	$429,659	$402,067	$176,827	$69,784	$57,482
Gains (losses) on sales of interests in real estate – continuing operations	$10,111	$1,484	$16,199	$—	$2,107
Income from continuing operations	$49,494	$46,503	$27,365	$9,981	$9,108
Gains (adjustments to gains) on discontinued operations	$6,158	$(550)	$178,121	$4,085	$—
Net income	$57,629	$53,788	$196,040	$23,678	$19,789
Dividends on preferred shares	$(13,613)	$(13,613)	$(1,533)	$—	$—
Net income available to common shareholders	$44,016	$40,175	$194,507	$23,678	$19,789
Income from continuing operations per share – basic	$0.97	$0.90	$1.27	$0.62	$0.62
Income from continuing operations per share – diluted	$0.95	$0.90	$1.28	$0.61	$0.62
Net income per share – basic	$1.19	$1.11	$9.54	$1.47	$1.35
Net income per share – diluted	$1.17	$1.10	$9.38	$1.44	$1.35

Balance sheet data:
Investments in real estate, at cost	$2,868,559	$2,533,576	$2,292,205	$739,429	$636,294
Intangible assets, net	$173,594	$171,850	$181,544	$19,100	$12,794
Total assets	$3,018,547	$2,731,403	$2,701,537	$703,663	$602,628
Total mortgage notes, corporate notes, bank loans payable, and debt premium	$1,809,032	$1,472,214	$1,391,181	$450,551	$360,373
Minority interest	$118,320	$131,969	$112,652	$32,472	$36,768
Shareholders’ equity	$976,876	$1,004,466	$1,023,634	$188,013	$180,285
Other data:
Cash flows from operating activities	$129,084	$132,430	$63,503	$42,025	$40,179
Cash flows from investing activities	$(326,738)	$(103,930)	$(310,392)	$(34,916)	$(25,428)
Cash flows from financing activities	$178,956	$(31,137)	$276,313	$(3,814)	$(10,584)
Cash distributions per share – common	$2.25	$2.16	$2.07	$2.04	$2.04

The significant fluctuations in the Company’s historical financial condition and results of operations resulted primarily from the acquisition of real estate properties, including the merger with Crown American Realty Trust in 2003, and dispositions. See “Item 7. Management’s Discussion and Analysis.”

Back to Contents

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. Our operating portfolio currently consists of a total of 52 properties. The retail portion of our portfolio contains 51 properties in 13 states and includes 39 shopping malls and 12 power and strip centers. We also own one office property acquired as part of a mall acquisition that we classify as non-strategic and is currently held-for-sale. The retail properties have a total of approximately 34.5 million square feet, of which we and partnerships or tenancy in common arrangements (collectively, “partnerships”) in which we own an interest own approximately 25.9 million square feet.

The retail properties that we consolidate for financial reporting purposes have approximately 30.1 million square feet, of which we own approximately 23.1 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have approximately 4.4 million square feet, of which approximately 2.8 million square feet are owned by such partnerships.

Our primary business is owning and operating shopping malls and power and strip centers. We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. No individual property constitutes more than 10% of our consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of our properties and the nature of our tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of our consolidated revenue, and none of our properties are located outside the United States.

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of December 31, 2005, held an 89.8% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 operating retail properties in our portfolio through unconsolidated partnerships with third parties in which we own a 50% interest. We hold a  non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

•
Except for two properties that we co-manage with our partner, all of the other entities are managed on a day-to-day basis by one of our other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the income statement caption entitled “Equity in income of partnerships” rather than consolidating the results of the unconsolidated partnerships

Back to Contents

with our results. Changes in our investments in these entities are recorded in the balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Investments in partnerships, deficit balances.”

For further information regarding our unconsolidated partnerships, see Note 3 to our consolidated financial statements.

We provide our management, leasing and development services through PREIT Services, LLC, which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. One of our long-term objectives is to obtain managerial control of as many of our assets as possible. Due to the nature of our existing partnership arrangements, we cannot anticipate when this objective will be achieved, if at all.

Our revenues consist primarily of fixed rental income, additional rent in the form of expense reimbursements, and percentage rents (rents that are based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing retail properties. We also receive income from our real estate partnership investments and from the management and leasing services PRI provides.

Our net income available to common shareholders increased by $3.8 million, or 9.5%, to $44.0 million for the year ended December 31, 2005 from $40.2 million for the year ended December 31, 2004. The increase in our net income resulted primarily from increased real estate revenues, gains on sales of interests in real estate and decreased general and administrative expenses, offset by higher property operating expenses, depreciation and amortization and interest expense. In particular, our net income was impacted by the changes to real estate revenues, property operating expenses, interest expense and depreciation and amortization expense resulting from properties acquired or disposed of during 2004 and 2005, and the impact on operating results of properties that are in various stages of redevelopment.

Our net income available to common shareholders decreased by $154.3 million to $40.2 million for the year ended December 31, 2004 from $194.5 million for the year ended December 31, 2003. The primary reason for the decrease from 2003 to 2004 was the sale of the 15 wholly-owned multifamily properties in the second and third quarters of 2003. The multifamily properties generated net income from operations of $5.9 million during the year ended December 31, 2003, and we recognized a gain on the sale of the wholly-owned multifamily properties of $178.1 million, resulting in income from discontinued operations of $168.7 million (net of minority interest of $18.8 million) for the year ended December 31, 2003. Our 2003 and 2004 property acquisitions caused an increase in our real estate revenues, with a corresponding increase in property operating expenses, depreciation and amortization expense and interest expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

We are actively involved in pursuing and evaluating a number of additional acquisition opportunities. Our evaluation includes an analysis of whether the properties meet the investment criteria we apply, given economic, market and other circumstances.

2005 Acquisitions

In December 2005, we acquired Woodland Mall in Grand Rapids, Michigan, with 1.2 million square feet, for $177.4 million.  We funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from our Credit Facility, and the remainder from our available working capital.  We intend to obtain long term financing on this property before the 90-day notes mature in March 2006.

In November 2005, we and our partner acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, we and our partner, an affiliate of Kravco Simon Investments, L.P. and Simon Property Group, obtained a $76.5 million mortgage loan. We funded the remainder of our share of the purchase price with $5.0 million in borrowings from our Credit Facility.

Back to Contents

In May 2005, we exercised our option to purchase approximately 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for $5.9 million. We used available working capital to fund this purchase.

In March 2005, we acquired Gadsden Mall in Gadsden, Alabama, with 0.5 million square feet, for $58.8 million. We funded the purchase price from our Credit Facility. Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, a 40,000 square foot office building that we consider to be non-strategic, and which we have classified as held-for-sale for financial reporting purposes.

In February 2005, we purchased the 0.9 million square foot Cumberland Mall in Vineland, New Jersey and a vacant 1.7 acre parcel adjacent to the mall. The total price paid for the mall and the parcel was $59.5 million, including the assumption of $47.7 million in mortgage debt. We paid the $0.9 million purchase price of the adjacent parcel in cash. We paid the remaining portion of the purchase price for the mall using 272,859 units in PREIT Associates (“OP Units”), which were valued at approximately $11.0 million. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. We also recorded a debt premium of $2.7 million in order to record Cumberland Mall’s mortgage at fair value.

PRI provided management and leasing services to Cumberland Mall since 1997 for Cumberland Mall Associates (a New Jersey limited partnership that owned Cumberland Mall). Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George F. Rubin, a vice chairman and a trustee of the Company, controlled and had substantial ownership interests in Cumberland Mall Associates and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees evaluated the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

2004 Acquisitions

In December 2004, we acquired Orlando Fashion Square in Orlando, Florida, with 1.1 million square feet, for approximately $123.5 million, including closing costs. The transaction was primarily financed from borrowings made under our Credit Facility. Of the purchase price amount, $14.7 million was allocated to the value of in-place leases and $0.7 million was allocated to above-market leases.

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

In May 2004, we acquired the remaining 27% ownership interest in New Castle Associates, the entity that owns Cherry Hill Mall in Cherry Hill, New Jersey, in exchange for 609,316 OP Units valued at $17.8 million. We acquired our 73% ownership of New Castle Associates in April 2003 (see “Additional 2003 Acquisitions”). As a result, we now own 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the partners in New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates.

Pan American Associates, a former limited partner of New Castle Associates, is controlled by Ronald Rubin and George F. Rubin. By reason of their interest in Pan American Associates, prior to our acquisition of the remaining 27% interest in New Castle Associates, Ronald Rubin had a 9.37% indirect limited partnership interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partnership interest in New Castle Associates. In addition, Ronald Rubin and George F. Rubin are beneficiaries of a trust that had a 7.66% indirect limited partnership interest in New Castle Associates. The transaction with New Castle Associates was approved by a special committee of independent members of our Board of Trustees.

Back to Contents

Crown Merger

On November 20, 2003, we announced the closing of the merger of Crown American Realty Trust (“Crown”) with and into the Company (the “Merger”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 13, 2003, by and among us, PREIT Associates, Crown and Crown American Properties, L.P. (“CAP”), a limited partnership of which Crown was the sole general partner before the Merger. Through the Merger and related transactions, we acquired 26 regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.

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

Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets --- excluding a portion of its interest in two partnerships --- and substantially all of its liabilities to PREIT Associates in exchange for 1,703,214 OP Units. The interest in the two partnerships retained by CAP is subject to a put-call arrangement described below under “Commitments.”

In connection with the Merger, we also assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not repaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum or (ii) the Treasury Rate plus 3.0% per annum. We also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum, and repaid all $154.9 million of outstanding indebtedness under a Crown line of credit facility with borrowings under our Credit Facility.

Additional 2003 Acquisitions

In September 2003, we acquired the remaining 70% interest in Willow Grove Park in Willow Grove, Pennsylvania that we did not previously own. The purchase price of the 70% interest was $45.5 million in cash, which we paid using a portion of the net proceeds of our August 2003 equity offering. As of the date of the acquisition of the 70% interest, the property had $109.7 million in mortgage debt with an interest rate of 8.39%. This mortgage debt was refinanced in the fourth quarter of 2005.

In September 2003, we purchased a 6.08 acre parcel and a vacant 160,000 square foot two-story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash paid to IKEA for the building from our August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

In April 2003, we acquired Moorestown Mall, The Gallery at Market East I and Exton Square Mall from affiliated entities of The Rouse Company (“Rouse”) and in June 2003, we acquired Echelon Mall and Plymouth Meeting Mall from Rouse, all of which are located in the greater Philadelphia area. In June 2003, we also acquired the ground lessor’s interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association (“TIAA”).

In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates’ interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, we acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions and option exercises, increased our ownership percentage to 100%.

The aggregate purchase price for our acquisition of the five malls from Rouse, for TIAA’s ground lease interest in Plymouth Meeting Mall and for New Castle Associates (including the additional purchase price paid upon exercise of our option to acquire the remaining interests in New Castle Associates) was $549 million, including $237 million in cash, the assumption of $277 million in non-recourse mortgage debt and the issuance of $35 million in OP Units. Certain former partners of New Castle Associates not affiliated with us exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and we paid to those partners an aggregate amount of approximately $7.7 million. In addition, we granted

Back to Contents

registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued to them, other than those redeemed for cash following the closing.

In connection with the April 2003 sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2.0 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received in April 2003 by PRI prior to our acquisition of our ownership interest in New Castle Associates.

PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provided for a fee of 5.25% of all rents and other revenues received by New Castle Associates from Cherry Hill Mall. We ceased recording charges under this agreement upon our purchase of the remaining interest in New Castle Associates in May 2004.

Pending Disposition

In January 2006, we entered into an agreement for the sale of Schuylkill Mall (one of the Non-Core Properties; see “2004 Dispositions”) in Frackville, Pennsylvania for $18.2 million. In July 2005, a prior agreement for the sale of this mall was terminated.

2005 Dispositions

In December 2005, we sold Festival at Exton in Exton, Pennsylvania for $20.2 million.  We recorded a gain of $2.5 million from this sale.

In August 2005, we sold our four industrial properties (the “Industrial Properties”) for approximately $4.3 million. We recorded a gain of $3.7 million from this transaction.

In July 2005, a partnership in which we have a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. See “Litigation.” Our share of the proceeds was $9.5 million, representing a reimbursement for the $5.0 million of costs and expenses incurred previously in connection with the project and a gain on the sale of non-operating real estate of $4.5 million.

In July 2005, we sold our 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of $22.6 million. Our net cash proceeds were $3.9 million. We recorded a gain of $5.0 million from this transaction.

In May 2005, pursuant to an option granted to the tenant in a 1994 ground lease agreement, we sold a 13.5 acre parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot U.S.A., Inc. for $12.5 million. We recognized a gain of $0.6 million on the sale of this parcel.

In January 2005, we sold a 0.2 acre parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million. We recognized a gain of $0.1 million on the sale of this parcel.

2004 Dispositions

In September 2004, we sold five properties for $110.7 million. The properties were acquired in November 2003 in connection with the Merger, and were among six properties that were considered to be non-strategic (the “Non-Core Properties”). The Non-Core Properties were classified as held-for-sale as of the date of the Merger. The net proceeds from the sale were $108.5 million after closing costs and adjustments. We used the proceeds from this sale primarily to repay amounts outstanding under our Credit Facility. We did not record a gain or loss on this sale for financial reporting purposes.

In August 2004, we sold our 60% non-controlling ownership interest in Rio Grande Mall, a 166,000 square foot strip center in Rio Grande, New Jersey to an affiliate of our partner in this property, for net proceeds of $4.1 million. We recorded a gain of $1.5 million from this transaction.

Back to Contents

2003 Dispositions

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

In separate transactions in May through September 2003, we sold our 50% partnership interests in four multifamily properties to our respective partners for an aggregate price of $24.4 million. We recorded an aggregate gain of $15.0 million on these transactions.

In January 2003, we sold a parcel of land located at Crest Plaza Shopping Center in Allentown, Pennsylvania for $3.2 million. We recognized a gain of $1.1 million as a result of this sale.

Development and Redevelopment

We are engaged in the ground-up development of seven retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of December 31, 2005, we had incurred $39.3 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be in the range of $142.6 million to $176.6 million in the aggregate, excluding the Gainesville, Florida and Pavilion at Market East projects because those amounts have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects. We generally seek to develop these projects in areas that we believe evidence the likelihood of supporting additional retail development and have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. We generally have several development projects under way at one time. These projects are typically in various stages of the development process. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest.

In February 2006, we acquired approximately 540 acres of land in Gainesville, Florida for approximately $21.5 million, including closing costs.  The acquired parcels are collectively known as “Springhills.”  We continue to be involved in the process of obtaining the requisite entitlements for Springhills, with a goal of developing a mixed use project, including up to 1.5 million square feet of retail/commercial space, together with single and multifamily housing, office/institutional facilities, and hotel and industrial space.

In transactions that closed between May and August 2005, we acquired 45 acres in Lacey Township, New Jersey for approximately $11.6 million in cash, including closing costs. In December 2005, we announced that we began construction of a new retail center anchored by Home Depot. Also in December 2005, Lacey Township authorized us to construct a retail center of up to 0.3 million square feet on this land, including a 0.1 million square foot Home Depot. We are currently awaiting an additional state permit before continuing with construction. We had previously executed an agreement to sell 10 acres of the site to Home Depot U.S.A., Inc. for $9.0 million for Home Depot to construct its store.

In August 2005, we acquired an approximately 15 acre parcel in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million in cash, including closing costs. We plan to develop a power center on this property.

In transactions that closed between June 2005 and January 2006, we acquired a total of approximately 188 acres in New Garden Township, Pennsylvania for approximately $30.1 million in cash, including closing costs,  $11.6 million of which is payable to the seller by January 2007. We are still in the process of obtaining various entitlements for our concept for this property, which includes retail and mixed use components.

Back to Contents

We entered into an agreement in October 2004 with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) to manage the development of a proposed harness racetrack and casino on an approximately 208 acre site located 35 miles northwest of Pittsburgh, Pennsylvania. Valley View acquired the site in 2005, but the agreement contemplates that we will acquire the site and lease it to Valley View for the construction and operation of a harness racetrack and a casino and related facilities.  We will not have any ownership interest in Valley View or Centaur.  Our acquisition of the site and the construction of the racetrack require the issuance to Valley View of the sole remaining unissued harness racetrack license in Pennsylvania. The construction of the casino requires the issuance of a gaming license to Valley View.  Valley View had been one of two applicants for the racing license. In November 2005, the Harness Racing Commission issued an order denying award of the racing license to both of the applicants. In December 2005, Valley View filed a motion for reconsideration with the Commission.  In addition, Valley View filed an appeal of the ruling in the Pennsylvania Commonwealth Court.  Valley View is awaiting action by the Harness Racing Commission and the Commonwealth Court regarding these appeals.  However, we are unable to predict whether Valley View will be issued the racing license or the gaming license.

In March 2004, we acquired 25 acres of land in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including closing costs. The parcel, which is zoned for commercial development, is located across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.  We anticipate building a 0.2 million square foot power center with Home Depot as the anchor and four outparcel locations. In January 2006, we sold 11 acres of the site to Home Depot U.S.A., Inc. for $2.1 million, and Home Depot has began construction of its store.

We are engaged in the redevelopment of 10 of our consolidated properties and expect to increase the number of such projects in the future. These projects may include the introduction of multifamily, office or other uses to our properties. Total costs for nine of these projects are estimated to be $180.7 million in the aggregate. We have not yet determined the estimated cost for the tenth project, which is the redevelopment of Echelon Mall.

The following table summarizes our intended investment for redevelopment projects:

(in thousands of dollars) Project	Estimated Project Cost	Invested as of December 31, 2005	Initial Occupancy Date

Capital City Mall	$11,600	$7,200	Fourth Quarter 2005
Patrick Henry Mall	26,900	20,300	Fourth Quarter 2005
New River Valley Mall (1)	23,000	1,000	First Quarter 2006
Francis Scott Key Mall	3,500	100	Third Quarter 2006
Valley View Mall	3,600	700	Third Quarter 2006
Lycoming Mall	11,800	900	Third Quarter 2006
South Mall	6,900	100	Third Quarter 2006
Cherry Hill Mall	40,000	900	First Quarter 2007
Plymouth Meeting Mall	53,400	18,900	Fourth Quarter 2007
Echelon Mall	To Be Determined	1,600	To Be Determined

		$51,700

(1)
Amounts do not include costs associated with New River Valley Retail Center, a proposed new development project with an estimated project cost of $26.8 million, and $4.5 million invested as of December 31, 2005.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2005, the remainder to be paid against such contractual and other commitments was $25.4 million, which is expected to be financed through our Credit Facility or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total remaining costs of $89.5 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in Note 3 to the consolidated financial statements and in the “Overview” section above.

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

In connection with the Merger, we entered into a tax protection agreement with Mark E. Pasquerilla, a trustee of the Company, and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, we agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If we were to sell any of the protected properties during the first five years of the protection period, we would owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. If we were to sell properties in transactions that trigger the tax protection payments, the amounts that we would be required to pay to the Pasquerilla Group could be substantial.

We have agreed to provide tax protection related to our acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

We have not entered into any other tax protection agreements in connection with our merger, acquisition or disposition activities in 2005, 2004, and 2003.

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for 11 properties owned by partnerships in which certain officers or trustees of the Company and of PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.8 million, $2.0 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. This amount decreased in 2005 from 2004 because of a decrease in the number of properties that we manage for related parties. The 2003 amount includes a $2.0 million brokerage fee received in connection with the sale of Christiana Mall. As of December 31, 2005, $0.2 million was due from the property-owning partnerships to PRI. Of this amount, approximately $0.1 million was collected subsequent to December 31, 2005. PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/ trustees have an interest. Total rent expense under this lease was $1.5 million, $1.4 million and $0.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. We have the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $0.2 million in the year ended December 31, 2005 and $0.1 million in each of the years ended December 31, 2004 and 2003 for flight time used by employees on Company-related business.

As of December 31, 2005, 12 of our officers had employment agreements with terms of up to three years that renew automatically for additional one-year or two-year terms. The agreements provided for aggregate base compensation for the year ended December 31, 2005 of $3.9 million, subject to increases as approved by our compensation committee in future years, as well as additional incentive compensation.

Back to Contents

On December 22, 2005, we entered into a Unit Purchase Agreement with CAP, an entity controlled by Mark Pasquerilla, a trustee of the Company.  Under the agreement, we purchased 339,300 OP Units from CAP at $36.375 per unit, a 3% discount from the closing price of our common shares on December 19, 2005 of $37.50. The aggregate amount we paid for the OP Units was $12.3 million.  The terms of the agreement were negotiated between us and CAP. These terms were determined without reference to the provisions of the partnership agreement of our operating partnership, which generally permit holders of OP Units to redeem their OP Units for cash based on the ten day average closing price of our common shares, or, at our election, for a like number of our common shares.

As a component of this agreement, CAP and its affiliates, including Mark Pasquerilla, agreed to a standard lockup preventing them from selling or transferring our securities or OP Units for a period of approximately 135 days. The end date of the lockup coincides with the end of the customary blackout period applicable to our trustees and officers following the announcement of our financial results for the first quarter of 2006. The transaction was approved by our Board of Trustees.  The board authorized this transaction separate and apart from our previously-announced program to repurchase up to $100.0 million of common shares through the end of 2007.

Crown Merger

See “Off Balance Sheet Arrangements – Tax Protection Agreements” and “Commitments.”

Acquisition of New Castle Associates and Cumberland Mall

See “Acquisitions, Dispositions and Development Activities” and “Off Balance Sheet Arrangements – Tax Protection Agreements.”

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2005, 2004 and 2003, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to our consolidated financial statements.

Our management makes complex or subjective assumptions and judgments with respect to applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:

•	events and changes in property, market and economic conditions;

•	estimated future cash flows from property operations; and

•	the risk of loss on specific accounts or amounts.

Revenue Recognition

We derive over 95% of our revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above- and below-market intangibles and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization

Back to Contents

of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenues, respectively.

Percentage rents represent rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways: either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, we do not record percentage rent until the sales threshold has been reached. Revenues for rents received from tenants prior to their due dates are deferred until the period to which the rents apply.

In addition to base rents, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of real estate taxes and certain common area maintenance costs. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. Subsequent to the end of the year, we prepare a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.

Lease termination fee income is recognized in the period when a termination agreement is signed and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

Our other main source of revenue comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities collectively are included in “Management company revenue” in the consolidated statements of income.

Real Estate

Land, buildings, fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations or replacements, which improve or extend the life of an asset, are capitalized and depreciated over their estimated useful lives.

For financial reporting purposes, properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	30-50 years
Land improvements	15 years
Furniture/fixtures	3-10 years
Tenant improvements	Lease term

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments have a direct impact on our net income. If we were to determine that a longer expected useful life was appropriate for a particular asset, it would be depreciated over more years, and, other things being equal, result in less annual depreciation expense and higher annual net income.

Our assessment of recoverability of certain other lease related costs must be made when we have a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Real Estate Sales,” provided that various criteria are met relating to the terms of sale and any subsequent involvement by us with the properties sold.

Intangible Assets

We account for our property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Pursuant to SFAS No. 141, the purchase price of a property is allocated to the

Back to Contents

property’s assets based on our estimates of their fair value. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including our expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that we record.

SFAS No. 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. Our methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above- and below-market value of in-place leases and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases, as well as the value associated with lost rental revenue during the assumed lease-up period. The value of in-place leases is amortized as real estate amortization over the remaining lease term.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimates of fair market lease rates for the comparable in-place leases, based on factors including historical experience, recently executed transactions and specific property issues, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases, including any below-market optional renewal period.

We allocate purchase price to customer relationship intangibles based on our assessment of the value of such relationships and if the customer relationships associated with the acquired property provide incremental value over the Company's existing relationships.

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

Assuming no significant continuing involvement, a sold real estate property is considered a discontinued operation. In addition, properties classified as held-for-sale are considered discontinued operations. Properties classified as discontinued operations are reclassified as such in the accompanying consolidated statement of income for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See Note 2 to our consolidated financial statements for a description of the properties included in discontinued operations. Investments in partnerships are excluded from discontinued operations treatment.

Asset Impairment

Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property’s value is considered impaired only if our estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range of possible values is estimated.

Back to Contents

The determination of undiscounted cash flows requires significant estimates by us, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact our net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Tenant Receivables

We make estimates of the collectibility of our tenant receivables related to tenant rents including base rents, straight-line rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income, other things being equal. We maintain a 15% reserve on our straight-line rent balances. We periodically review our straight-line rent reserve policy, and we adjust our reserve percentage if we determine that there was a change in the risk associated with these amounts due to various property and industry factors. In 2004, we increased the reserve from 5% to 15% to address such changes in risks.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005, 2004 and 2003

Overview

The results of operations for the years ended December 31, 2005, 2004 and 2003 reflect changes due to the acquisition and disposition of real estate properties during the respective periods (including gains resulting from dispositions of $16.3 million, $0.9 million and $194.3 million in the years ended December 31, 2005, 2004 and 2003, respectively). In 2005, we acquired three retail properties, one office property, and a 50% ownership interest in one additional retail property; we disposed of four industrial properties, one strip center and our partnership interest in one additional retail property. In 2004, we acquired two retail properties and the remaining interest in Cherry Hill Mall that we did not already own; we disposed of five of the Non-Core Properties acquired in the Merger and our interest in one other retail property. In 2003, we acquired 32 retail properties plus the remaining partnership interests in two other properties; we disposed of our multifamily portfolio, consisting of 15 wholly-owned properties and partnership interests in four other properties. Our results for the year ended December 31, 2005 were also significantly affected by ongoing redevelopment initiatives that were in various stages at 10 of our 39 mall properties.

The table below summarizes certain occupancy statistics (including properties owned by partnerships in which we own a 50% interest) as of December 31, 2005, 2004, and 2003:

	Occupancy As of December 31,

	2005	2004	2003

Retail portfolio (including anchors)	92.2%	92.2%	91.8%
Malls:
In-line	87.0%	87.3%	89.0%
In-line - non redevelopment	88.6%	87.4%	88.9%
In-line - redevelopment (10 properties)	82.8%	87.3%	89.2%
Power centers	96.7%	95.0%	96.7%

The amounts reflected as income from continuing operations in the table below reflect our consolidated retail and office properties, with the exception of properties that are classified as discontinued operations. Our former wholly-owned multifamily and industrial properties’ operations are included in discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Back to Contents

The following information summarizes our results of operations for the years ended December 31, 2005, 2004 and 2003:

(in thousands of dollars)	Year Ended December 31, 2005	% Change 2004 to 2005		Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003

Real estate revenues	$424,655	7%		$395,763	136%	$167,903
Property operating expenses	(162,137)	12%		(144,222)	145%	(58,763)
Management company revenue	3,956	(25)%		5,278	(34)%	8,037
Interest and other income	1,048	2%		1,026	16%	887
General and administrative expenses	(36,723)	(15)%		(43,033)	16%	(37,012)
Income taxes	(597)	N/	A	—	N/A	—
Interest expense	(81,907)	13%		(72,314)	105%	(35,318)
Depreciation and amortization	(110,002)	14%		(96,809)	157%	(37,644)
Equity in income of partnerships	7,474	33%		5,606	(22)%	7,231
Gains on sales of interests in real estate	10,111	581%		1,484	(91)%	16,199
Minority interest in properties	(179)	(71)%		(611)	(29)%	(857)
Minority interest in Operating Partnership	(6,205)	10%		(5,665)	72%	(3,298)

Income from continuing operations	49,494	6%		46,503	70%	27,365
Income from discontinued operations	8,135	12%		7,285	(96)%	168,675

Net income	$57,629	7%		$53,788	(73)%	$196,040

Real Estate Revenues

Real estate revenues increased by $28.9 million, or 7%, in 2005 as compared to 2004, primarily due to an increase of $33.3 million from properties acquired in 2005 and 2004, including increased revenues from The Gallery at Market East II ($3.0 million), Orlando Fashion Square ($14.4 million), Cumberland Mall ($10.9 million), Gadsden Mall ($4.9 million) and Woodland Mall ($0.1 million).  Real estate revenues from properties that were owned by the Company prior to January 1, 2004 decreased by $4.4 million, primarily due to decreases of $3.5 million in base rents and $2.2 million in lease terminations, partially offset by a $1.3 million increase in expense reimbursements.  In connection with our efforts to redevelop 10 of our 39 mall properties, base rents decreased largely due to the effects of these redevelopment initiatives on in-line occupancy (82.8% as of December 31, 2005 compared to 87.3% as of December 31, 2004) and total rent at the affected properties. Base rent was also impacted by the sale of the Home Depot parcel at Northeast Tower Center that was sold in the second quarter of 2005 and had real estate revenues that were $0.8 million lower in 2005 as compared to 2004. Lease termination income decreased in 2005 due primarily to a $1.5 million lease termination payment received from Dick’s Sporting Goods at Northeast Tower Center during the third quarter of 2004.  Expense reimbursement income increased due to higher expense levels, such as utilities and taxes, for which tenants reimburse us.

Real estate revenues increased by $227.9 million, or 136%, in 2004 as compared to 2003 primarily due to property acquisitions. The properties acquired in the Merger during the fourth quarter of 2003 provided $164.9 million of additional real estate revenues in 2004. Revenues related to the properties acquired from Rouse during the second quarter of 2003 provided $36.9 million of additional revenues in 2004. Other properties and interests acquired in 2004 and 2003 provided $22.0 million in additional revenues, including additional revenues from Willow Grove Park ($15.6 million), The Gallery at Market East II ($4.9 million) and Orlando Fashion Square ($1.5 million). Real estate revenues from properties that were owned by the Company prior to January 1, 2003 increased by $4.1 million, primarily due to increases of $1.7 million in base rents, $1.0 million in expense reimbursements and $1.4 million in lease termination income. The base rent increase was due to higher occupancy and scheduled rent increases.  Lease termination income increased in 2004 due primarily to a $1.5 million lease termination payment received from Dick’s Sporting Goods at Northeast Tower Center during 2004.  Expense reimbursement income increased due to higher expense levels, such as utilities and taxes, for which tenants reimburse us.

Property Operating Expenses

Property operating expenses increased by $17.9 million, or 12%, in 2005 as compared to 2004, primarily due to an increase of $14.4 million from property acquisitions, including increased operating expenses at The Gallery at Market East II ($1.3 million), Orlando Fashion Square ($6.9 million), Cumberland Mall ($4.6 million) and Gadsden Mall ($1.6 million).  Property operating expenses for properties that we owned prior to January 1, 2004 increased by $3.5 million, primarily due to a $2.0 million increase in utility expense, a $1.3 million increase in real estate tax expense and a $2.7 million increase in common area

Back to Contents

maintenance expense, including a $0.8 million increase in snow removal and a $0.8 million increase in common area utilities. These increases were offset by a $2.5 million decrease in other property expense, including a $3.6 million decrease in bad debt expense.

Property operating expenses increased by $85.5 million, or 145%, in 2004 as compared to 2003 primarily due to property acquisitions. Property operating expenses related to the properties acquired in the Merger were $60.1 million greater in 2004 compared to 2003. Property operating expenses related to the properties acquired from Rouse were $16.3 million greater in 2004 compared to 2003. Properties and interests acquired in 2004 caused property operating expenses to increase by $7.9 million, including increased operating expenses at Willow Grove Park ($5.3 million), The Gallery at Market East II ($2.0 million) and Orlando Fashion Square ($0.6 million). Property operating expenses for properties that we acquired prior to January  1, 2003 increased by $1.2 million, primarily due to an increase in bad debt expense of $0.4 million, an increase in payroll expense of $0.3 million, an increase in real estate tax expense of $0.3 million and a $0.2 million increase in repairs and maintenance expense.

General and Administrative Expenses

General and administrative expenses decreased by $6.3 million, or 15%, in 2005 as compared to 2004. This decrease was due to a $3.5 million decrease in corporate payroll and related expenses, a $2.0 million decrease in professional expenses, a $0.6 million decrease in the acceleration of amortization of development costs, and a $0.2 million decrease in other expenses. The decrease in corporate payroll and related expenses is primarily due to the phase out of Crown’s former Johnstown office, and lower incentive compensation expense.

General and administrative expenses increased by $6.0 million, or 16%, in 2004 as compared to 2003. Corporate payroll and benefits increased by $6.9 million, which included $2.6 million from transitional employees related to our merger and acquisition activities, $2.1 million related to increased incentive compensation and an executive long-term incentive plan, and $6.5 million due to annual salary increases, additional employees and increased benefits expenses. These increases were offset by a decrease of $4.3 million of Merger related bonuses that did not recur in 2004. Other general and administrative expenses decreased by $0.9 million, including a decrease of $2.0 million in costs related to the Merger, offset by increases in convention expenses of $0.5 million and gift certificate program expenses of $0.6 million.

Interest Expense

Interest expense increased by $9.6 million, or 13%, in 2005 as compared to 2004.  This increase is due to a $6.8 million increase primarily related to the funding of the acquisitions of Orlando Fashion Square, Gadsden Mall and The Gallery at Market East II with funds borrowed under the Credit Facility, higher Credit Facility interest rates, $2.5 million related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in 2005, a $0.8 million prepayment penalty related to refinancing the mortgage loan on Magnolia Mall, and $1.6 million due to the 2004 substitution of two properties into the collateral pool that secures a mortgage loan with GE Capital Corporation. In connection with the closing of the sale of the Non-Core Properties, including West Manchester Mall and Martinsburg Mall, these two properties were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The mortgage interest on the sold properties is accounted for in discontinued operations, and thus is not included in interest expense, resulting in lower reported interest expense in 2004 and higher reported interest expense in 2005. These increases in interest expense were offset by a $0.6 million decrease resulting from the sale of the Home Depot parcel at Northeast Tower Center and the repayment of the accompanying mortgage, and a $0.9 million decrease in interest paid on mortgage loans that were outstanding during 2005 and 2004 due to principal amortization.

Interest expense increased by $37.0 million, or 105%, in 2004 as compared to 2003. We assumed new mortgages in connection with the Merger in November 2003, resulting in an increase of $26.2 million for 2004. Also, interest expense increased by $11.1 million because we recognized a full year of interest expense relating to mortgages assumed in our other 2003 acquisitions, and new mortgages at Moorestown Mall and Dartmouth Mall. These mortgage interest increases were offset by a decrease of $1.3 million in interest paid on mortgages that were outstanding during all of 2004 and 2003 due to principal amortization. Bank loan interest increased by $3.1 million in 2004 due to higher interest rates and weighted average borrowings. These increases were offset by a $2.0 million decrease in interest related to hedging activities (we did not have any hedging activity in 2004), a decrease in deferred financing fees of $1.3 million from 2003 and an increase in capitalized interest of $0.1 million.

Back to Contents

Depreciation and Amortization

Depreciation and amortization expense increased by $13.2 million, or 14%, in 2005 as compared to 2004 primarily due to $9.3 million related to newly acquired properties.  Depreciation and amortization expense from properties that we owned prior to January 1, 2004 increased by $3.9 million.  The depreciation and amortization expense for 2004 reflected a reallocation of the purchase price of certain properties acquired in 2003, as permitted under applicable accounting principles.  We reallocated a portion of the purchase price from land basis to depreciable building basis.  This resulted in additional depreciation expense in 2004 of approximately $2.0 million.  Excluding this adjustment, depreciation and amortization expense from properties that we owned prior to January 1, 2004 increased by $5.9 million, primarily due to a higher asset base resulting from capital improvements to some of those properties.

Depreciation and amortization expense increased by $59.2 million, or 157%, in 2004 as compared to 2003 primarily due to $58.3 million related to new properties, including $23.1 million relating to amortization of value of in-place leases. Depreciation and amortization expense from properties that we owned prior to January 1, 2003 increased by $0.5 million primarily due to a higher asset base resulting from capital improvements to those properties. Corporate depreciation and amortization expense increased by $0.4 million due to a higher asset base resulting from capital additions and leasehold improvements.

Gains on Sales of Interests in Real Estate

In 2005, we recorded gains on sales of interests in real estate of $10.1 million.  We sold our partnership interests in Laurel Mall and an undeveloped land parcel in connection with the Christiana Power Center Phase II litigation settlement and recorded gains of $5.0 million and $4.5 million, respectively. We also sold the Home Depot parcel at Northeast Tower Center and a land parcel associated with Wiregrass Commons for gains of $0.6 million and $0.1 million, respectively.

In 2004, we recorded gains on sales of interests in real estate of $1.5 million relating to the sale of our partnership interest in Rio Grande Mall.  In 2004, we also recorded a $0.6 million adjustment to the gain on the sale of the wholly-owned multifamily properties. There was no gain or loss on the sale of the five Non-Core Properties.

In 2003, total gains on sales of interests in real estate recorded were $16.2 million.  We sold our partnership interests in four multifamily properties for a total gain of $15.1 million (gains from sales of wholly-owned multifamily properties sold in 2003 are reflected in discontinued operations, discussed below). We also sold a land parcel at the Crest Plaza Shopping Center in Allentown, Pennsylvania for a gain of $1.1 million.

Discontinued Operations

The Company has presented as discontinued operations the operating results of (i) Festival at Exton, (ii) the Industrial Properties, (iii) the wholly-owned multifamily portfolio, (iv) the Non-Core Properties, and (v) the P&S Office Building acquired in connection with the Gadsden Mall transaction.

Property operating results, gains (adjustment to gains) on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows:
	For the year ended December 31,

(in thousands of dollars)	2005	2004	2003

Property operating results of Festival at Exton	$1,606	$1,440	$1,513
Property operating results of the Industrial Properties	232	292	272
Property operating results of wholly-owned multifamily properties	—	—	5,846
Property operating results of Non-Core Properties	1,042	6,774	1,780
Property operating results of P&S Office Building	117	—	—

	2,997	8,506	9,411
Gains (adjustment to gains) on sales of discontinued operations	6,158	(550)	178,121
Minority interest in Operating Partnership	(1,020)	(653)	(18,849)
Minority interest in properties	—	(18)	(8)

Income from discontinued operations	$8,135	$7,285	$168,675

Back to Contents

NET OPERATING INCOME

Net operating income (a non-GAAP measure) is derived from real estate revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes management company revenues, interest income, general and administrative expenses, interest expense, depreciation and amortization and gains on sales of interests in real estate.

The following table presents net operating income results for the years ended December 31, 2005 and 2004. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude the results of properties that have undergone or were undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented:

	For the year ended December 31, 2005			For the year ended December 31, 2004

(in thousands of dollars)	Real Estate Revenues	Property Operating Expenses	Net Operating Income	Real Estate Revenues	Property Operating Expenses	Net Operating Income

Same Store	$417,567	$(156,495)	$261,072	$421,045	$(152,687)	$268,358
Non Same Store	44,824	(18,484)	26,340	29,472	(14,655)	14,817

Total	$462,391	$(174,979)	$287,412	$450,517	$(167,342)	$283,175

	% Change 2005 vs. 2004

	Same Store	Total

Real estate revenues	(1)%	3%
Property operating expenses	2%	5%
Net operating income	(3)%	1%

Total net operating income increased by $4.2 million in 2005 compared to 2004. Non Same Store net operating income increased by $11.5 million due to properties acquired in 2005 and 2004. Same Store net operating income decreased by $7.3 million in 2005 compared to 2004.

Same Store net operating income for the 10 redevelopment properties decreased by $6.6 million in 2005 compared to 2004, consisting of a $4.8 million decrease in total real estate revenues and a $1.8 million increase in total operating expenses. The real estate revenue decrease was largely due to the effects of the redevelopment initiatives on in-line occupancy (82.8% as of December 31, 2005 compared to 87.3% as of December 31, 2004) and total rent at the affected properties. The increase in total operating expenses included a $1.6 million increase in utility costs due to higher energy costs and higher average temperatures during the summer cooling months in 2005 as compared to 2004.

Same Store net operating income for the properties not under redevelopment decreased by $0.7 million in 2005 compared to 2004, consisting of a $1.3 million increase in total real estate revenue and a $2.0 million increase in total operating expenses. The amount of the increase in real estate revenues was affected by the fact that lease termination income decreased by $1.6 million in 2005 compared to 2004, primarily due to a $1.5 million lease termination payment received from Dick’s Sporting Goods at Northeast Tower Center during 2004. Excluding the lease termination income variance, same store net operating income at the properties not under redevelopment increased by $0.9 million in 2005 compared to 2004.

Back to Contents

The following information is provided to reconcile net income to net operating income:

	For the year ended December 31,
	2005	2004
(in thousands of dollars)
Net income	$57,629	$53,788
Adjustments:
Depreciation and amortization:
Wholly-owned and consolidated partnerships	110,002	96,809
Unconsolidated partnerships	4,582	5,781
Discontinued operations	433	502
Interest expense
Wholly-owned and consolidated partnerships	81,907	72,314
Unconsolidated partnerships	8,167	8,318
Discontinued operations	1,241	2,921
Minority interest in Operating Partnership
Continuing operations	6,205	5,665
Discontinued operations	1,020	653
Minority interest in properties
Continuing operations	179	611
Discontinued operations	—	18
Gains on sales of interests in real estate	(10,111)	(1,484)
(Gain)/adjustment to gain on sale of discontinued operations	(6,158)	550
Other expenses	37,320	43,033
Management company revenue	(3,956)	(5,278)
Interest and other income	(1,048)	(1,026)

Net operating income	$287,412	$283,175

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

FFO is a commonly used measure of operating performance and profitability in the real estate industry, and we use FFO as a supplemental non-GAAP measure to compare our Company’s performance to that of our industry peers. In addition, we use FFO as a performance measure for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

FFO does not include gains (losses) on sales of operating real estate assets, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as net operating income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.

We believe that net income is the most directly comparable GAAP measurement to FFO. We believe that FFO is helpful to management and investors as a measure of operating performance because it excludes various items included in net income that do not relate to or are not indicative of operating performance, such as various non-recurring events that are considered extraordinary under GAAP, gains on sales of operating real estate and depreciation and amortization of real estate.

FFO was $152.4 million for the year ended December 31, 2005, an increase of $5.2 million, or 4%, compared to $147.2 million for the comparable period in 2004. FFO increased primarily due to an increase in NOI, a decrease in general and administrative expenses and an increase in gains on sales of non-operating real estate, partially offset by an increase in interest expense. FFO per basic share increased $0.05 per share to $3.75 per basic share for the year ended December 31, 2005, compared to $3.70 per basic share for the year ended December 31, 2004. FFO per diluted share was $3.70 for the year ended December 31, 2005, compared to $3.65 per diluted share for the comparable period in 2004, an increase of $0.05 per share.

Back to Contents

The shares used to calculate both FFO per basic share and FFO per diluted share include common shares and OP Units not held by us.  FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars, except per share amounts)	For the year ended December 31, 2005	Per share (including OP Units)	For the year ended December 31, 2004	Per share (including OP Units)

Net income	$57,629	$1.42	$53,788	$1.35
Minority interest in Operating Partnership (continuing operations)	6,205	0.15	5,665	0.14
Minority interest in Operating Partnership (discontinued operations)	1,020	0.03	653	0.02
Dividends on preferred shares	(13,613)	(0.33)	(13,613)	(0.34)
Gains on sales of interests in real estate	(5,586)	(0.14)	(1,484)	(0.04)
(Gains) adjustment to gain on discontinued operations	(6,158)	(0.15)	550	0.01
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	107,875	2.65	95,360	2.40
Unconsolidated partnerships	4,582	0.11	5,781	0.15
Discontinued operations	433	0.01	502	0.01

Funds from operations (2)	152,387	3.75	147,202	3.70
Minority interest in properties	450		474
Effect of common share equivalents		(0.05)		(0.05)

Funds from operations for diluted calculation	$152,837	$3.70	$147,676	$3.65

Weighted average number of shares outstanding	36,090		35,609
Weighted average effect of full conversion of OP Units	4,580		4,183

Total weighted average shares outstanding, including OP Units – basic	40,670		39,792
Effect of common share equivalents	673		659

Total weighted average shares outstanding, including OP Units – diluted	41,343		40,451

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.

(2)	Includes the non-cash effect of straight-line rents of $4.4 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

In January 2005 and March 2006, we amended our Credit Facility. Under the amended terms, the $500.0 million Credit Facility can be increased to $650.0 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage under the amended terms, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below.  The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension provided that there is no event of default at that time. As of December 31, 2005 and 2004, $342.5 million and $271.0 million, respectively, were outstanding under the Credit Facility. In addition, we pledged $10.5 million under the Credit Facility as collateral for six letters of credit. The unused portion of the Credit Facility that was available to us was $147.0 million as of December 31, 2005. The weighted average effective interest rate based on amounts borrowed was 4.83%, 4.24% and 5.48% for the years ended December 31, 2005, 2004, and 2003, respectively. The weighted average interest rate on Credit Facility borrowings at December 31, 2005 was 5.43%.

Back to Contents

We must repay the entire principal amount outstanding under the Credit Facility at the end of its term. We may prepay any revolving loan at any time without premium or penalty. Accrued and unpaid interest on the outstanding principal amount under the Credit Facility is payable monthly, and any unpaid amount is payable at the end of the term. The Credit Facility has a facility fee of 0.15% to 0.20% per annum of the total commitments, depending on leverage and without regard to usage. The Credit Facility contains some lender yield protection provisions related to LIBOR loans. The Company and certain of its subsidiaries are guarantors of the obligations arising under the Credit Facility.

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.80:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.1150:1. As of December 31, 2005, the Company was in compliance with all of these debt covenants.

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

Financing Activity

In February 2006, we entered into a $90.0 million mortgage loan on Valley Mall in Hagerstown, Maryland.  The mortgage note has an interest rate of 5.49% and a maturity date of February 2016.  We used the proceeds from this financing to repay a portion of the outstanding balance under our Credit Facility and for general corporate purposes. After this repayment, there was a total of $280.0 million outstanding under the Company’s Credit Facility.

In December 2005, in order to finance the acquisition of Woodland Mall, we issued a 90-day $85.4 million seller note with an interest rate of 7.0% per annum, and which is secured by an approximately $86.9 million letter of credit, and a 90-day $9.0 million seller note with an interest rate of 5.4% per annum, and which is secured by an approximately $9.1 million letter of credit.  We expect to obtain long term financing on the property before the maturity of the seller notes.

In December 2005, we refinanced the mortgage loan on Willow Grove Park in Willow Grove, Pennsylvania with a $160.0 million first mortgage loan.  The new loan has an interest rate of 5.65% per annum and will mature in December 2015.  Under the mortgage terms, we have the ability to convert the loan to a senior unsecured loan during the first nine years of the mortgage loan term under prescribed conditions, including the achievement of a specified credit rating.  We used $107.5 million from the proceeds to repay the balance on the previous mortgage, which had a maturity date of March 2006 and an interest rate of 8.39%, and accelerated the unamortized debt premium of $0.5 million.  We used the remaining proceeds to repay a portion of the outstanding balance under our Credit Facility and for general corporate purposes.

Back to Contents

In November 2005, we and our partner, an affiliate of Kravco Simon Investments, L.P. and Simon Property Group, Inc., obtained a $76.5 million mortgage loan to partially fund acquisition costs relating to Springfield Mall in Springfield, Pennsylvania.  The mortgage loan has a two-year term and includes three one-year extension options.  The loan has an interest rate of 1.10% over LIBOR, with a provision allowing for an increase to 1.275% over LIBOR in certain circumstances. The effective interest rate on this mortgage at December 31, 2005 was 5.49%.

In September 2005, we entered into a $200.0 million first mortgage loan. The loan, secured by Cherry Hill Mall in Cherry Hill, New Jersey, has an interest rate of 5.42% and will mature in October 2012. Under the mortgage terms, we have the ability to convert this mortgage loan to a senior unsecured corporate obligation during the first six years of the mortgage loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating. We used $70.2 million of the proceeds to repay the previous first mortgage on the property, which we assumed in connection with the purchase of Cherry Hill Mall in 2003. The previous mortgage loan had a balance of $70.2 million at closing and an interest rate of 10.6%. We used the remaining net proceeds of $130.0 million to repay a portion of the outstanding balance under our Credit Facility. In February 2005, we repaid a $58.8 million second mortgage loan on Cherry Hill Mall using $55.0 million from the Credit Facility and the remainder from working capital.

In July 2005, we refinanced the mortgage loan on Magnolia Mall in Florence, South Carolina. The new mortgage loan had an initial balance of $66.0 million, a 10-year term and an interest rate of 5.33% per annum. Of the approximately $67.4 million of proceeds (including refunded deposits of approximately $1.4 million), $19.3 million was used to repay the previous mortgage loan, $0.8 million was used to pay a prepayment penalty on the previous mortgage loan, and approximately $47.0 million was used to repay borrowings under our Credit Facility.

The following table sets forth a summary of significant mortgage, corporate note and Credit Facility activity for the year ended December 31, 2005:

(in thousands of dollars)	Mortgage Notes Payable	Corporate Notes Payable	Credit Facility	Total

Balance at January 1, 2005	$1,145,079	$—	$271,000	$1,416,079
Acquisitions
Cumberland Mall	47,700	—	—	47,700
Gadsden Mall	—	—	58,800	58,800
Springfield Mall	—	—	5,000	5,000
Woodland Mall	—	94,400	80,500	174,900
Dispositions
Northeast Tower Center Home Depot parcel	(12,500)	—	—	(12,500)
Mortgage Activities
Cherry Hill Mall second mortgage repayment	(58,791)	—	55,000	(3,791)
Magnolia Mall new mortgage	66,000	—	—	66,000
Magnolia Mall mortgage repayment	(19,302)	—	(47,000)	(66,302)
Cherry Hill Mall new mortgage	200,000	—	—	200,000
Cherry Hill Mall mortgage repayment	(70,238)	—	(130,000)	(200,238)
Willow Grove Park new mortgage	160,000	—	—	160,000
Willow Grove Park mortgage repayment	(107,500)	—	(50,000)	(157,500)
Principal amortization	(18,382)	—	—	(18,382)
Capital expenditures and other uses	—	—	99,200	99,200

Balance at December 31, 2005	$1,332,066	$94,400	$342,500	$1,768,966

Derivatives

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to

Back to Contents

hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on December 31, 2005, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 1 to our consolidated financial statements).

As of December 31, 2005, the estimated unrealized gain attributed to the cash flow hedges was $5.9 million. This amount is included in deferred costs and other assets and in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet.

During the year ended December 31, 2004, no derivatives were designated as fair value hedges.

During the year ended December 31, 2003, derivatives were used to hedge the variable cash flows associated with our former credit facility that expired in the fourth quarter of 2003. In August 2003, we terminated our two derivative financial instruments contracts with an aggregate notional value of $75.0 million, and an original maturity date of December 15, 2003. An expense of $1.2 million was recorded in connection with the termination of these contracts and is reflected in other general and administrative expenses on the consolidated statements of income.

Capital Resources

We expect to meet our short-term liquidity requirements, including recurring capital expenditures, tenant improvements and leasing commissions, but excluding redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in 2005 were $82.3 million and $10.1 million, respectively. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the Merger. The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•	unexpected changes in operations that could result from the integration of acquired properties;

•	increase in tenant bankruptcies reducing revenue and operating cash flows;

•	increase in interest expenses as a result of borrowing incurred in order to finance long-term capital requirements such as property and portfolio acquisitions;

•	increase in interest rates affecting our net cost of borrowing;

•	increase in insurance premiums or our portion of claims;

•	eroding market conditions in one or more of our primary geographic regions adversely affecting property operating cash flows; and

•	disputes with tenants over common area maintenance and other charges.

We expect to meet certain long-term capital requirements, such as development and redevelopment projects, property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and the issuance of additional equity securities. We expect these capital expenditures to total approximately $216.0 million in 2006. In general, when the credit markets are tight, we might encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. In addition, the following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage covenants under the Credit Facility;

•	increased interest rates affecting coverage ratios; and

•	reduction in our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios.

Back to Contents

In December 2003, we announced that the SEC had declared effective a $500.0 million universal shelf registration statement. We may use the shelf registration to offer and sell shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all.

Mortgage Notes

Mortgage notes payable, which are secured by 29 of our consolidated properties, including one property classified as held-for-sale, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.51% at December 31, 2005. Mortgage notes payable for properties classified as discontinued operations are accounted for in “Liabilities of assets held-for-sale” on the consolidated balance sheets. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets. The following table outlines the timing of principal payments related to our mortgage notes as of December 31, 2005.

(in thousands of dollars):	Payments by Period

	Total	Debt Premium	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Principal payments	$172,128	$40,066	$22,146	$44,839	$24,504	$40,573
Balloon payments	1,200,004	—	—	545,551	49,955	604,498

Total	$1,372,132	$40,066	$22,146	$590,390	$74,459	$645,071

Schuylkill Mall in Frackville, Pennsylvania is classified as held-for-sale. In December 2004, we completed a modification of the mortgage on Schuylkill Mall. The modification limits the monthly payments to interest plus any excess cash flow from the property after deducting management fees, leasing commissions and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. All other terms of the loan, including the interest rate of 7.25%, remained unchanged. Due to the modification, the timing of future principal payment amounts cannot be determined and, consequently, are not included in the table above. The mortgage expires in December 2008 and had a balance of $17.1 million at December 31, 2005.

In connection with the Merger, we assumed from Crown approximately $443.8 million of a first mortgage loan secured by a portfolio of 15 properties. The mortgage loan had a balance of $426.9 million as of December 31, 2005. The anticipated repayment date is September 2008, at which time the loan can be prepaid without penalty. This amount is included in the “1-3 Years” column.

Back to Contents

Contractual Obligations

The following table presents our aggregate contractual obligations as of December 31, 2005 for the periods presented (in thousands of dollars):

	Total	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgages (1)	$1,332,066	$22,146	$590,390	$74,459	$645,071
Interest on mortgages	419,004	86,571	155,067	77,445	99,921
Corporate notes	94,400	94,400	—	—	—
Credit Facility (2)	342,500	—	342,500	—	—
Capital leases (3)	936	301	454	181	—
Operating leases	16,876	3,045	4,634	3,521	5,676
Ground leases	27,986	1,032	2,064	2,064	22,826
Development and redevelopment commitments (4)	25,382	25,382	—	—	—
Other long-term liabilities (5)	933	933	—	—	—

Total	$2,260,083	$233,810	$1,095,109	$157,670	$773,494

(1)
Includes amounts reflected in the “Mortgage Notes” table above other than debt premium. Excludes the indebtedness of our unconsolidated partnerships. Excludes debt premium reflected in the “Mortgage Notes” table above. Excludes the indebtedness on the property classified as held-for-sale.

(2)
At December 31, 2005, the Credit Facility had a term that expired in November 2007, with an option for us to extend the term for an additional 14 months provided that there is no event of default at that time. As amended effective March 1, 2006, the Credit Facility has a term that expires in January 2009, with an option for us to extend the term for an additional 14 months, provided that there is no event of default at that time.

(3)	Includes interest.

(4)
The timing of the payments of these amounts is uncertain. Management estimates that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

(5)	Represents long-term incentive compensation.

Commitments Related to Development and Redevelopment

We intend to invest approximately $273.0 million to $307.0 million over the next three years in connection with our development and redevelopment projects announced to date, excluding the Gainesville, Florida and Pavilion at Market East projects. See “Development and Redevelopment.” We also intend to invest significant additional amounts in additional development and redevelopment projects over that period.

Share Repurchase Program

In October 2005, our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions.  We may fund repurchases under the program from multiple sources, including up to $50.0 million from our Credit Facility.  We are not required to repurchase any shares under the program.  The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of our common shares and market conditions, among other factors.  The program will be in effect until the end of 2007, subject to the authority of our Board of Trustees to terminate the program earlier.

Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we account for the purchase price of the shares repurchased as a reduction to shareholders’ equity. Through December 31, 2005, we had repurchased 218,700 shares at an average price of $38.18 per share for an aggregate purchase price of $8.4 million since the inception of the program; the remaining authorized amount for share repurchases under this program was $91.6 million.

CASH FLOWS

Net cash provided by operating activities totaled $129.1 million for the year ended December 31, 2005, $132.4 million for the year ended December 31, 2004, and $63.5 million for the year ended December 31, 2003.  Cash provided by operating activities in 2005 as compared to 2004 was unfavorably impacted by increased incentive compensation payments (including a $5.0 million payment related to an executive long term incentive compensation plan that was accrued in 2004 and paid in the first quarter of 2005).

Back to Contents

Cash flows used in investing activities were $326.7 million for the year ended December 31, 2005, compared to $103.9 million for the year ended December 31, 2004, and $310.4 million used in 2003.  Investment activities in 2005 reflect investment in real estate of $223.0 million, primarily due to the acquisitions of Woodland Mall, Gadsden Mall, and Cumberland Mall. Investment activities also reflect investment in real estate improvements of $61.3 million, investment in construction in progress of $64.7 million, both of which primarily relate to our development and redevelopment activities. Investment activities in 2005 also includes investments in partnership interests of $15.2 million, increase in cash escrows of $2.0 million, capitalized leasing costs of $3.6 million, and investment in corporate leasehold improvements of $3.2 million. In 2005, the Company’s sources of cash from investing activities included $36.1 million from the sale of real estate and $8.5 million from the sale of partnership interests.

Cash flows provided by financing activities were $179.0 million for the year ended December 31, 2005, compared to $31.1 million used in financing activities for the year ended December 31, 2004, and $276.3 million provided in 2003.  Cash flows provided by financing activities in 2005 were impacted by $170.2 million of net proceeds from the refinancing of mortgage loans on Cherry Hill Mall, Willow Grove Park and Magnolia Mall, $94.4 million of proceeds from two 90-day promissory notes related to the acquisition of Woodland Mall, aggregate net Credit Facility borrowings of $71.5 million, and proceeds of net shares issued (disregarding shares repurchased under our share repurchase program) of $3.1 million.  These were offset by uses of cash related to dividends and distributions of $106.0 million, principal installments on mortgage notes payable of $18.8 million, the repayment of the $12.5 million mortgage loan on the Home Depot parcel at Northeast Tower Center, the redemption of OP Units of $12.4 million, the repurchase of $11.8 million shares of beneficial interest (including 218,700 shares valued at $8.4 million repurchased under our share repurchase program), and the payment of $2.2 million of deferred financing costs.

COMMITMENTS

At December 31, 2005, we had approximately $25.4 million committed (as defined under applicable accounting principles) to complete current development and redevelopment projects. Total expected costs for the particular projects with such commitments are $89.5 million. We expect to finance these amounts through borrowings under the Credit Facility or through short-term construction loans.

In connection with the Merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 11 shopping malls. We consolidate our 89% ownership in these partnerships for financial reporting purposes. The retained interests entitle Crown’s former operating partnership to a quarterly distribution of $184,300 and are subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, we have the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) and Crown’s former operating partnership has the right to contribute the retained interests to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown’s former operating partnership.

CONTINGENT LIABILITIES

In June and July, respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC had estimated its losses at approximately $14 million, and had alleged that PRI was responsible for such losses under the terms of a management agreement. No lawsuit was filed against PRI. We understand that IBC recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, we understand that several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million, which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries resulted in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may have been subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. PRI had insurance to cover some or all payments to IBC, and took action to preserve its rights with respect to such insurance. In September 2005, the parties settled this matter. After applying insurance recoveries from our own insurance carriers towards the settlement, we recorded an expense of $0.3 million.

Back to Contents

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. Although we do not expect these matters to have any significant impact on our liquidity or results of operations, we can make no assurances that the amounts that have been reserved for these matters of $0.2 million will be adequate to cover future environmental costs. We have insurance coverage for certain environmental claims up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

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

In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. In July 2005, the property was sold to the Delaware Department of Transportation, and $17.0 million was received by the partnership. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. Our share of the proceeds was $9.5 million, representing a reimbursement for the approximately $5.0 million of costs and expenses incurred previously in connection with the Christiana Phase II project and a gain on the sale of non-operating real estate of $4.5 million.

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, or theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including discount or value retailers, home shopping networks, mail order operators, catalogs, telemarketers and internet retailers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we receive.

A significant amount of capital has and might continue to provide funding for the development of properties that might compete with our properties.  The development of competing retail properties and the related increase in competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make.  Such redevelopments, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations. An increase in the number of competing properties might also affect the occupancy and net operating income of our properties. We are vulnerable to credit risk if retailers that lease space from us experience economic declines or are unable to continue operating in our retail properties due to bankruptcies or other factors.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rents based on a percentage of sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and many tenants vacate their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first quarter, excluding the effect of ongoing redevelopment projects. Our concentration in the retail sector increases our exposure to seasonality and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2005, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including changes in interest rates or the possibility of war or terrorist attacks;

•	changes in local market conditions or other competitive factors;

•	risks relating to development and redevelopment activities, including construction;

•	our ability to maintain and increase property occupancy and rental rates;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	our dependence on our tenants’ business operations and their financial stability;

•	possible environmental liabilities;

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to obtain insurance at a reasonable cost;

•	our ability to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost; and

•	our short- and long-term liquidity position.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors.” We do not intend to and disclaim any duty or obligation to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Except as the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Annual Report on Form 10-K to “PREIT Associates” refer to PREIT Associates, L.P.  References in this Annual Report on Form 10-K to “PRI” refer to PREIT-RUBIN, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2005, our consolidated debt portfolio, including the mortgage note on one held-for-sale property, consisted of $342.5 million borrowed under our Credit Facility,

Back to Contents

$94.4 million in corporate notes, and $1,389.20 million in fixed-rate mortgage notes, including $40.1 million of mortgage debt premium.

Mortgage notes payable, which are secured by 29 of our consolidated properties, including one property classified as held-for-sale, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.51% at December 31, 2005. Mortgage notes payable for properties classified as discontinued operations are accounted for in “Liabilities of assets held-for-sale” on the consolidated balance sheets. Mortgage notes payable for properties owned by unconsolidated partnerships that are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:
	Fixed-Rate Debt		Variable-Rate Debt

(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments	Weighted Average Interest Rate

2006	$22,146	6.59%	—	—
2007	$63,366	7.55%	$342,500(1)	5.43	%(2)
2008	$527,024	7.27%	—	—
2009	$62,110	6.03%	—	—
2010	$12,349	5.67%	—	—
2011 and thereafter	$645,071	5.59%	—	—

(1)
As of December 31, 2005, the Credit Facility had a term that expired in November 2007, with an additional 14 month extension period, provided that there is no event of default at that time. As amended effective March 1, 2006, the Credit Facility has a term that expires in January 2009, with an additional 14 month extension period, provided that there is no event of default at that time.

(2)	Based on the weighted average interest rate in effect as of December 31, 2005.

The preceding table excludes scheduled maturities for properties that are classified as held-for-sale. There is one held-for-sale property, Schuylkill Mall, which has a mortgage with an outstanding balance of $17.1 million and an interest rate of 7.25% at December 31, 2005, which matures in 2008.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described above, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2005 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $32.3 million at December 31, 2005. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $32.1 million at December 31, 2005. Based on the variable-rate debt included in our debt portfolio as of December 31, 2005, a 100 basis point increase in interest rates would result in an additional $3.4 million in interest annually. A 100 basis point decrease would reduce interest incurred by $3.4 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly.  Conversely, if interest rates fall, the resulting costs would be expected to be higher.  We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See also Note 5 to our consolidated financial statements.

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long term debt. We assessed the effectiveness of these swaps as hedges at inception and on December 31, 2005 and consider these swaps to be highly effective cash flow hedges under SFAS No. 133.

Back to Contents

Because the information presented above includes only those exposures that exist as of December 31, 2005, it does not consider those changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005, 2004 and 2003, and the notes thereto, our report on internal control over financial reporting, and the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2005 and 2004, and the financial statement schedule begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, and have concluded as follows:

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

None.

Back to Contents

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to, and will be contained, in our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2006, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

Back to Contents

PART IV

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

3.3	Amendment to Trust Agreement as Amended and Restated on December 16, 1997, filed as exhibit 4.2 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

3.4	Amendment, dated as of December 20, 2005, to Trust Agreement, as amended, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K dated December 21, 2005, is incorporated herein by reference.

3.5	By-Laws of PREIT as amended through July 29, 2004, filed as exhibit 3.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

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

4.5
Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference

4.6
Rights Agreement dated as of April 30, 1999 between PREIT and American Stock Transfer and Trust Company, as Rights Agent, filed as exhibit 1 to PREIT’s Registration Statement on Form 8-A dated April 29, 1999, is incorporated herein by reference.

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

4.9	Amendment No. 1, dated as of December 16, 2005, to Rights Agreement, filed as Exhibit 4.1 to PREIT’s Current Report on Form 8-K dated December 21, 2005, is incorporated herein by reference.

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

10.3	Second Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 7, 2006, is incorporated herein by reference.

10.4	Form of Revolving Note, dated November 20, 2003, filed as exhibit 10.2 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.5	Swingline Note, dated November 20, 2003, filed as exhibit 10.3 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

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

10.11
Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.12
Promissory Note, dated June 3, 2003, in the principal amount of $64.3 million issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.13
Promissory Note, dated May 30, 2003, in the principal amount of $70.0 million issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.14
Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 12, 2005, is incorporated herein by reference.

10.15
Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by  Cherry Hill Center, LLC in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.16
Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.17
Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by  W.G. Park, L.P.  in favor of Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K  dated December 9, 2005, is incorporated herein by reference.

10.18
Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by W.G. Park, L.P. in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.19

Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

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

Back to Contents

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

10.36
Purchase and Sale Agreement effective as of March 31, 2005 by and between Colonial Realty Limited Partnership and PREIT-RUBIN, Inc., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated April 5, 2005, is incorporated herein by reference.

10.37
Agreement of Sale (Springfield Associates and PREIT-RUBIN, Inc.) dated as of September 16, 2005, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 20, 2005, is incorporated herein by reference.

10.38
Purchase and Sale Agreement by and between Woodland Shopping Center Limited Partnership and PR Woodland Limited Partnership dated December 29, 2005, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated January 5, 2006, is incorporated herein by reference.

10.39
PREIT’s Special Committee of the Board of Trustees’ Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

10.40
Amended and Restated Agreement of Limited Partnership of New Castle Associates, dated as of April 28, 2003, among PR New Castle LLC, as general partner, and PREIT Associates, L.P., Pan American Associates and Ivyridge Investment Corp., as limited partners, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.41
Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P. filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.42
Contribution Agreement, dated as of October 8, 2004, by and among Cumberland Mall Management, Inc., Pan American Associates, Cumberland Mall Investment Associates, Pennsylvania Real Estate Investment Trust, and PREIT Associates, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.43
Acquisition Agreement, dated as of October 8, 2004, by and among Hennis Road, L.L.C. and PREIT Associates, L.P., filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.44
Purchase and Sale Agreement, effective October 14, 2004, by and between The Prudential Insurance Company of America and Colonial Realty Limited Partnership, as tenants in common, and Pennsylvania Real Estate Investment Trust, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 20, 2004, is incorporated herein by reference.

Back to Contents

+10.45
Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and Jeffrey Linn, filed as exhibit 10.11 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.46
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

+10.48
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

+10.51
Employment Agreement, dated as of March 22, 2002, between PREIT and Bruce Goldman, filed as exhibit 10.69 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.52
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

+10.55
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

+10.57
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

+10.59
Supplemental Retirement Plan for Jonathan B. Weller, effective as of September 1, 1994, as amended effective as of September 1, 1998, filed as exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.60
Supplemental Retirement Plan for Jeffrey A. Linn, effective as of September 1, 1994, as amended effective as of September 1, 1998, filed as exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.61
Supplemental Executive Retirement Agreement, dated as of November 10, 2000, between PREIT and Edward A. Glickman filed as exhibit 10.13 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

Back to Contents

+10.62
Nonqualified Supplemental Executive Retirement Agreement, dated as of November 1, 2002, between PREIT and Douglas S. Grayson, filed as exhibit 10.14 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.63
Nonqualified Supplemental Executive Retirement Agreement, dated as of November 5, 2002, between PREIT and George F. Rubin, filed as exhibit 10.15 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.64
Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and George F. Rubin filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.65
Nonqualified Supplemental Executive Retirement Agreement, dated as of November 6, 2002, between PREIT and Joseph F. Coradino, filed as exhibit 10.16 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.66
Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and Joseph F. Coradino filed as Exhibit 10.8 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated by reference herein.

+10.67
Nonqualified Supplemental Executive Retirement Agreement, dated as of May 17, 2004, between PREIT and Robert F. McCadden, filed as exhibit 10.17 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.68
Nonqualified Supplemental Executive Retirement Agreement, dated as of September 9, 2004, between PREIT and Bruce Goldman filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.69
Agreement dated as of October 28, 2004, by and among Pennsylvania Real Estate Investment Trust, Jonathan B. Weller, and Janine S. Weller and Andrew Weller as Trustees of the Irrevocable Indenture of Trust of Jonathan B. Weller dated August 26, 1994, filed as exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on November 3, 2004, is incorporated herein by reference.

10.70
Indemnification Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown Investments Trust, Crown American Investment Company, Mark E. Pasquerilla and Crown Delaware Holding Company, dated as of May 13, 2003, filed as exhibit 2.6 to PREIT’s Current Report on Form 8-K filed with the SEC on May 22, 2003, is incorporated herein by reference.

10.71
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

10.72
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

10.73
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

10.74
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

10.75
Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George F. Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004.

+10.76
PREIT’s 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit “A” to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

+10.77
PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.78
Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is incorporated herein by reference.

+10.79
PREIT’s Amended Incentive and Non Qualified Stock Option Plan, filed as exhibit A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

+10.80
Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of PREIT, filed as exhibit 10.40 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.81
Amendment No. 1 to PREIT’s 1990 Incentive and Non-Qualified Stock Option Plan, filed as exhibit 10.16 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

+10.82
PREIT’s 1993 Jonathan B. Weller Non Qualified Stock Option Plan, filed as exhibit B to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 which was filed November 17, 1994, as incorporated herein by reference.

+10.83
PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of  September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as exhibit 10.38 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.84	PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.85	1997 Stock Option Plan, filed as exhibit 10.41 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.86	Amendment No. 1 to PREIT’s 1997 Stock Option Plan, filed as Exhibit 10.48 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.87	PREIT’s 1998 Non-Qualified Employee Share Purchase Plan, filed as exhibit 4 to PREIT’s Form S-3 dated January 6, 1999, is incorporated herein by reference.

+10.88
Amendment No. 1 to PREIT’s Non-Qualified Employee Share Purchase Plan, filed as exhibit 10.52 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.89	PREIT’s 1998 Qualified Employee Share Purchase Plan, filed as exhibit 4 to PREIT’s Form S-8 dated December 30, 1998, is incorporated herein by reference.

Back to Contents

+10.90
Amendment No. 1 to PREIT’s Qualified Employee Share Purchase Plan, filed as exhibit 10.54 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.91	PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as Exhibit 4 to PREIT’s Form S-3 dated March 19, 1999, is incorporated herein by reference.

+10.92
Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as exhibit 10.56 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.93
PREIT’s 1999 Equity Incentive Plan, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

+10.94
PREIT’s Restricted Share Plan for Non-Employee Trustees, effective January 1, 2002, filed as exhibit 10.65 to PREIT’s Annual Report on Form 10-K filed on March 28, 2002, is incorporated herein by reference.

+10.95	PREIT’s 2002-2004 Long-Term Incentive Plan, effective January 1, 2002, filed as exhibit 10.66 to PREIT’s Annual Report on Form 10-K filed on March 28, 2002, is incorporated herein by reference.

+10.96	Amendment No. 1 to 2002-2004 Long-Term Incentive Plan, filed as exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed August 14, 2003, is incorporated herein by reference.

+10.97	PREIT’s 2003 Equity Incentive Plan and Amendment No.1 thereto, filed as Appendix D to PREIT’s Form S-4/A dated October 1, 2003, is incorporated herein by reference.

+10.98
Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees without an employment contract) filed as exhibit 10.3 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.99
Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees with an employment contract) filed as exhibit 10.2 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.100
Form of Restricted Share Agreement under PREIT’s Restricted Share Plan for Non-Employee Trustees filed as Exhibit 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.101
Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.102
Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.103
Form of Restricted Share Award Agreement (for Key Employees) under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.104
Form of Restricted Share Award Agreement (for Senior Officers with Employment Agreements) under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.13 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.105	Amended and Restated PREIT 2005-2008 Outperformance Program, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated April 5, 2005, is incorporated herein by reference.

10.106
Registration Rights Agreement, dated as of September 30, 1997, among PREIT and the persons listed on Schedule A thereto, filed as exhibit 10.30 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.107
Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

Back to Contents

10.108
Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.109
Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.110
Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.111
Leasing and Management Agreement, dated as of April 28, 2003, between New Castle Associates and PREIT-RUBIN, Inc., filed as Exhibit 10.11 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.112
Termination of Management and Leasing Agreement, dated as of April 28, 2003, between New Castle Associates and PREIT-RUBIN, Inc., filed as Exhibit 10.10 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.113
Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT's Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.114
Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization and Bellevue Associates, filed as Exhibit 10.103 to PREIT's Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.115
Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 24, 2004, is incorporated by reference herein.

10.116
License Agreement, dated as of November 20, 2003 by and among Crown Investments Trust, Crown American Hotels Company and PREIT, filed as exhibit 10.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

Back to Contents

10.117
Unit Purchase Agreement dated December 22, 2005 by and between Pennsylvania Real Estate Investment Trust and Crown American Properties, L.P, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 22, 2005, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(*)     Filed herewith.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: March 13, 2006	By:	/s/ Edward A. Glickman

Edward A. Glickman
President and Chief Operating Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Rubin and Edward A. Glickman, or either of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Chairman and Chief Executive Officer and Trustee	March 13, 2006
(principal executive officer)
Ronald Rubin

/s/ George F. Rubin	Vice Chairman and Trustee	March 13, 2006

George F. Rubin

/s/ Edward A. Glickman	President and Chief Operating Officer and Trustee	March 13, 2006

Edward A. Glickman

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer	March 13, 2006
(principal financial officer)
Robert F. McCadden

/s/ Jonathen Bell	Vice President – Chief Accounting Officer	March 13, 2006
(principal accounting officer)
Jonathen Bell

/s/ Stephen B. Cohen	Trustee	March 13, 2006

Stephen B. Cohen

/s/ M. Walter D’Alessio	Trustee	March 13, 2006

M. Walter D’Alessio

/s/ Rosemarie B. Greco	Trustee	March 13, 2006

Rosemarie B. Greco

Back to Contents

/s/ Lee H. Javitch	Trustee	March 13, 2006

Lee H. Javitch

/s/ Leonard I. Korman	Trustee	March 13, 2006

Leonard I. Korman

/s/ Ira M. Lubert	Trustee	March 13, 2006

Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	March 13, 2006

Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	March 13, 2006

Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	March 13, 2006

John J. Roberts

Back to Contents

Management’s Report on Internal Control Over Financial Reporting

Management of Pennsylvania Real Estate Investment Trust (“us” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the rules of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and trustees; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Pennsylvania Real Estate Investment Trust:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pennsylvania Real Estate Investment Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control --- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pennsylvania Real Estate Investment Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005 and related financial statement schedule, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2006

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share amounts)	December 31, 2005	December 31, 2004

ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,807,575	$2,510,256
Construction in progress	55,368	10,953
Land held for development	5,616	9,863
Industrial properties	—	2,504

Total investments in real estate	2,868,559	2,533,576
Accumulated depreciation	(220,788)	(150,885)

Net investments in real estate	2,647,771	2,382,691
INVESTMENTS IN PARTNERSHIPS, at equity	41,536	27,244
OTHER ASSETS:
Cash and cash equivalents	21,642	40,340
Tenant and other receivables (net of allowance for doubtful accounts of $10,671 and $9,394, respectively)	46,492	31,977
Intangible assets (net of accumulated amortization of $72,308 and $38,333, respectively)	173,594	171,850
Assets held for sale	17,720	14,946
Deferred costs and other assets	69,792	62,355

Total assets	$3,018,547	$2,731,403

LIABILITIES:
Mortgage notes payable	$1,332,066	$1,145,079
Debt premium on mortgage notes payable	40,066	56,135
Credit Facility	342,500	271,000
Corporate notes payable	94,400	—
Liabilities related to assets held for sale	18,233	18,556
Tenants’ deposits and deferred rent	13,298	13,465
Investments in partnerships, deficit balances	13,353	13,758
Accrued expenses and other liabilities	69,435	76,975

Total liabilities	1,923,351	1,594,968

MINORITY INTEREST:
Minority interest in Operating Partnership	115,304	128,384
Minority interest in properties	3,016	3,585

Total minority interest	118,320	131,969

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 36,521,000 shares at December 31, 2005 and 36,272,000 shares at December 31, 2004	36,521	36,272
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475,000 shares authorized, issued and outstanding at December 31, 2005 and 2004 (see Note 6)	25	25
Capital contributed in excess of par	912,798	899,506
Deferred compensation	(13,359)	(7,737)
Accumulated other comprehensive income (loss)	4,377	(1,821)
Retained earnings	36,514	78,221

Total shareholders’ equity	976,876	1,004,466

Total liabilities, minority interest and shareholders’ equity	$3,018,547	$2,731,403

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

(in thousands of dollars, except per share amounts)	2005	2004	2003

REVENUE:
Real estate revenues:
Base rent	$271,982	$253,410	$110,123
Expense reimbursements	123,838	113,570	47,392
Percentage rent	10,411	9,827	4,281
Lease termination revenues	1,852	3,931	985
Other real estate revenues	16,572	15,025	5,122

Total real estate revenues	424,655	395,763	167,903
Management company revenues	3,956	5,278	8,037
Interest and other revenues	1,048	1,026	887

Total revenue	429,659	402,067	176,827

EXPENSES:
Property operating expenses:
CAM and real estate tax	(113,681)	(99,507)	(40,993)
Utilities	(22,419)	(19,873)	(7,141)
Other property expenses	(26,037)	(24,842)	(10,629)

Total property operating expenses	(162,137)	(144,222)	(58,763)
Depreciation and amortization	(110,002)	(96,809)	(37,644)
Other expenses:
General and administrative expenses	(36,723)	(43,033)	(37,012)
Income taxes	(597)	—	—

Total other expenses	(37,320)	(43,033)	(37,012)
Interest expense	(81,907)	(72,314)	(35,318)

Total expenses	(391,366)	(356,378)	(168,737)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	38,293	45,689	8,090
Equity in income of partnerships	7,474	5,606	7,231
Gains on sales of interests in real estate	10,111	1,484	16,199

Income before minority interest and discontinued operations	55,878	52,779	31,520
Minority interest in Operating Partnership	(6,205)	(5,665)	(3,298)
Minority interest in properties	(179)	(611)	(857)

Income from continuing operations	49,494	46,503	27,365
Discontinued operations:
Operating results from discontinued operations	2,997	8,506	9,411
Gains (adjustment to gains) on sales of discontinued operations	6,158	(550)	178,121
Minority interest in Operating Partnership	(1,020)	(653)	(18,849)
Minority interest in properties	—	(18)	(8)

Income from discontinued operations	8,135	7,285	168,675

Net income	57,629	53,788	196,040
Dividends on preferred shares	(13,613)	(13,613)	(1,533)

Net income available to common shareholders	$44,016	$40,175	$194,507

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

EARNINGS PER SHARE

	For the Year Ended December 31,

(in thousands of dollars, except per share amounts)	2005	2004	2003

Income from continuing operations	$49,494	$46,503	$27,365
Dividends on preferred shares	(13,613)	(13,613)	(1,533)

Income from continuing operations available to common shareholders	$35,881	$32,890	$25,832
Dividends on unvested restricted shares	(1,034)	(733)	—

Income from continuing operations used to calculate earnings per share – basic	$34,847	$32,157	$25,832
Minority interest in properties – continuing operations	179	611	857

Income from continuing operations used to calculate earnings per share – diluted	$35,026	$32,768	$26,689

Income from discontinued operations used to calculate earnings per share – basic	$8,135	$7,285	$168,675

Minority interest in properties – discontinued operations	—	18	8

Income from discontinued operations used to calculate earnings per share – diluted	$8,135	$7,303	$168,683

Basic earnings per share:
Income from continuing operations	$0.97	$0.90	$1.27
Income from discontinued operations	0.22	0.21	8.27

	$1.19	$1.11	$9.54

Diluted earnings per share:
Income from continuing operations	$0.95	$0.90	$1.28
Income from discontinued operations	0.22	0.20	8.10

	$1.17	$1.10	$9.38

(in thousands of shares)
Weighted-average shares outstanding – basic	36,090	35,609	20,390
Effect of dilutive common share equivalents	673	659	432

Weighted-average shares outstanding-diluted	36,763	36,268	20,822

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands of dollars, except per share amounts)	Shares of Beneficial Interest $ 1.00 Par	Preferred Shares $.01 Par	Capital Contributed in Excess of Par	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2003	$16,697	—	$216,769	$(2,513)	$(4,366)	$(38,574)	$188,013
Comprehensive income:
Net income	—	—	—	—	—	196,040	196,040
Unrealized gain on derivatives	—	—	—	—	2,508	—	2,508
Other comprehensive income	—	—	—	—	(148)	—	(148)

Total comprehensive income							198,400
Shares issued under equity offering	6,325	—	179,028	—	—	—	185,353
Shares issued upon exercise of options, net of retirements	219	—	4,775	—	—	—	4,994
Shares issued upon conversion of Operating Partnership units	172	—	4,916	—	—	—	5,088
Shares issued under distribution reinvestment and share purchase plan	295	—	9,296	—	—	—	9,591
Shares issued under employee share purchase plans	14	—	442	—	—	—	456
Shares issued under equity incentive plan, net of retirements	97	—	2,361	(3,010)	—	—	(552)
Preferred shares issued under Crown Merger	—	25	143,278	—	—	—	143,303
Shares of beneficial interest issued under Crown Merger	11,725	—	316,580	—	—	—	328,305
Amortization of deferred compensation	—	—	—	2,327	—	—	2,327
Distributions paid to common shareholders ($2.07 per share)	—	—	—	—	—	(41,644)	(41,644)

Balance, December 31, 2003	35,544	25	877,445	(3,196)	(2,006)	115,822	1,023,634

Comprehensive income:
Net income	—	—	—	—	—	53,788	53,788
Other comprehensive income	—	—	—	—	185	—	185

Total comprehensive income							53,973
Shares issued upon exercise of options, net of retirements	192	—	2,883	—	—	—	3,075
Shares issued upon conversion of Operating Partnership units	32	—	1,178	—	—	—	1,210
Shares issued under distribution reinvestment and share purchase plan	294	—	10,713	—	—	—	11,007
Shares issued under employee share purchase plans	17	—	635	—	—	—	652
Shares issued under equity incentive plan, net of retirements	193	—	6,652	(7,910)	—	—	(1,065)
Amortization of deferred compensation	—	—	—	3,369	—	—	3,369
Distributions paid to common shareholders ($2.16 per share)	—	—	—	—	—	(77,776)	(77,776)
Distributions paid to preferred shareholders ($5.50 per share)	—	—	—	—	—	(13,613)	(13,613)

Balance, December 31, 2004	36,272	25	899,506	(7,737)	(1,821)	78,221	1,004,466

Comprehensive income:
Net income	—	—	—	—	—	57,629	57,629
Unrealized gain on derivatives	—	—	—	—	5,937	—	5,937
Other comprehensive income	—	—	—	—	261	—	261

Total comprehensive income							63,827
Shares issued upon exercise of options, net of retirements	33	—	(397)	—	—	—	(364)
Shares issued upon conversion of Operating Partnership units	189	—	8,394	—	—	—	8,583
Shares issued under distribution reinvestment and share purchase plan	37	—	1,505	—	—	—	1,542
Shares issued under employee share purchase plans	15	—	510	—	—	—	525
Shares issued under equity incentive plan, net of retirements	194	—	8,005	(8,932)	—	—	(733)
Repurchase of common shares	(219)	—	(4,725)	—	—	(3,413)	(8,357)
Amortization of deferred compensation	—	—	—	3,310	—	—	3,310
Distributions paid to common shareholders ($2.25 per share)	—	—	—	—	—	(82,310)	(82,310)
Distributions paid to preferred shareholders ($5.50 per share)	—	—	—	—	—	(13,613)	(13,613)

Balance, December 31, 2005	$36,521	$25	$912,798	$(13,359)	$4,377	$36,514	$976,876

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

(in thousands of dollars)	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$57,629	$53,788	$196,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,500	73,678	30,408
Amortization	16,299	6,281	7,059
Straight-line rent adjustments	(4,311)	(5,098)	(2,633)
Provision for doubtful accounts	2,970	6,772	2,948
Amortization of deferred compensation	3,310	3,369	2,327
Minority interest	7,404	6,946	23,053
(Gains) adjustments to gains on sales of interests in real estate	(16,269)	(934)	(194,320)
Change in assets and liabilities:
Net change in other assets	(10,831)	(8,387)	(12,272)
Net change in other liabilities	(5,617)	(3,985)	10,893

Net cash provided by operating activities	129,084	132,430	63,503

Cash Flows from Investing Activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(223,002)	(162,372)	(488,142)
Investments in consolidated real estate improvements	(61,321)	(27,112)	(12,243)
Additions to construction in progress	(64,674)	(15,226)	(13,770)
Investments in unconsolidated partnerships	(15,197)	(1,211)	(4,863)
Increase in cash escrows	(2,003)	(3,959)	(11,366)
Capitalized leasing costs	(3,574)	(2,763)	(111)
Additions to leasehold improvements	(3,163)	(3,659)	(384)
Cash distributions from partnerships in excess of equity in income	1,578	669	2,102
Cash proceeds from sales of consolidated real estate investments	36,148	107,563	207,441
Cash proceeds from sales of interests in unconsolidated partnerships	8,470	4,140	10,944

Net cash used in investing activities	(326,738)	(103,930)	(310,392)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(18,766)	(18,713)	(7,885)
Proceeds from mortgage notes payable	426,000	—	134,250
Proceeds from corporate notes payable	94,400	—	—
Repayment of mortgage notes payable	(267,509)	(30,000)	(42,000)
Prepayment penalty on mortgage notes payable	(803)	—	—
Borrowing from unsecured revolving Credit Facility	295,500	208,000	181,100
Repayment of unsecured revolving Credit Facility	(224,000)	(107,000)	(141,900)
Payment of deferred financing costs	(2,168)	(100)	(5,252)
Shares of beneficial interest issued	6,545	19,060	206,168
Shares of beneficial interest repurchased	(11,786)	(1,148)	(875)
Operating partnership units purchased or redeemed	(12,416)	—	—
Dividends paid to common shareholders	(82,310)	(77,776)	(41,644)
Dividends paid to preferred shareholders	(13,613)	(13,613)	—
Distributions paid to OP Unit holders and minority partners	(10,118)	(9,847)	(5,649)

Net cash provided by (used in) financing activities	178,956	(31,137)	276,313

Net change in cash and cash equivalents	(18,698)	(2,637)	29,424
Cash and cash equivalents, beginning of year	40,340	42,977	13,553

Cash and cash equivalents, end of year	$21,642	$40,340	$42,977

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960, and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. As of December 31, 2005, the Company’s operating portfolio consists of a total of 52 properties. The retail portion of the Company’s portfolio contains 51 properties in 13 states and includes 39 shopping malls and 12 power and strip centers. The Company also owns one office property acquired as part of a mall acquisition and that is currently classified as held for sale. The retail properties have a total of approximately 34.5 million square feet, of which the Company and partnerships in which it owns an interest own approximately 25.9 million square feet.

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2005, the Company held an 89.8% interest in the Operating Partnership and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem his/her units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately.

The Company provides its management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that the Company consolidates for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that the Company does not consolidate for financial reporting purposes, including properties owned by partnerships in which the Company owns an interest. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company’s continued qualification as a real estate investment trust under federal tax law.

Consolidation

The Company consolidates its accounts and the accounts of the Operating Partnership and other controlled subsidiaries and reflects the remaining interest of such entities as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform with current year presentation.

Partnership Investments

The Company accounts for its investment in partnerships which it does not control using the equity method of accounting. These investments, each of which represent 50% noncontrolling ownership interests at December 31, 2005, are recorded initially at the Company’s cost and subsequently adjusted for the Company’s share of net equity in income and cash contributions and distributions. The Company does not control any of these equity method investees for the following reasons:

•
Except for two properties that the Company co-manages with its partner, all of the other entities are managed on a day-to-day basis by one of the Company’s other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

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

Statements of Cash Flows

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash and cash equivalents totaled $21.6 million and $40.3 million, respectively, and included tenant escrow deposits of $5.2 million and $4.0 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $99.2 million, $92.7 million and $42.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, net of amounts capitalized of $2.8 million, $1.6 million and $0.8 million, respectively.

Significant Non-Cash Transactions

The following table summarizes the significant non-cash activities in the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars):

	For the year ended December 31, 2005	For the year ended December 31, 2004		For the year ended December 31, 2003

	Cumberland Mall Acquisition (1)	New Castle Associates Acquisition 27% (2)	Rubin Organization Acquisition (3)	Crown Merger (4)	Rouse Property Acquisitions (4)	Willow Grove Acquisition 70% (5)

Mortgages assumed	$47,778	$—	$—	$596,666	$276,588	$76,876
Common shares issued for purchases	—	—	—	328,305	—	—
Preferred shares issued for purchases	—	—	—	143,303	—	—
OP units issued for purchases	10,993	17,844	10,245	47,690	17,144	—
Options issued for purchases	—	—	—	690	—	—
Liabilities assumed-net of other assets acquired	—	—	—	20,852	—	—
Debt premium	—	—	—	55,141	18,488	5,152

(1)	The Company assumed two mortgage loans and issued OP Units in connection with the acquisition of Cumberland Mall in February 2005.

(2)	The Company issued 609,316 OP Units in connection with the acquisition of the remaining partnership interest in New Castle Associates, owner of Cherry Hill Mall.

(3)	The Company issued 279,910 OP Units to certain former affiliates of The Rubin Organization in 2004 in connection with the acquisition of The Rubin Organization in 1997 (See Note 11).

(4)
Amounts represent activities related to the Merger and the Rouse Property Acquisitions (see Note 2).  In addition, the Company also issued 71,967 OP Units valued at $2.3 million in connection with the acquisition of the IKEA parcel adjacent to Plymouth Meeting Mall from The Rouse Company.

(5)
Amounts represent the increase in the Company’s proportionate share of the assumed mortgage debt in connection with the September 2003 acquisition of the remaining partnership interest in Willow Grove Park.

Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

The Company’s management makes complex or subjective assumptions and judgments in applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:

•	events and changes in property, market and economic conditions;

•	estimated future cash flows from property operations; and

Back to Contents

•	the risk of loss on specific accounts or amounts.

The estimates and assumptions made by the Company’s management in applying its critical accounting policies have not changed materially over time, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in the Company recording any significant adjustments relating to prior periods. The Company will continue to monitor the key factors underlying its estimates and judgments, but no change is currently expected.

Revenue Recognition

The Company derives over 95% of its revenues from tenant rents and other tenant-related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above- and below-market intangibles and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company’s leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by approximately $4.2 million in 2005, $4.9 million in 2004 and $2.6 million in 2003. The significant increases in 2005 and 2004 were due to property acquisitions of properties with leases having fixed rent increases. Amortization of above-market and below-market lease intangibles decreased revenue by $1.4 million, $0.7 million and $0.4 million in 2005, 2004 and 2003, respectively, as described below under “Intangible Assets.”

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

In addition to base rents, certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company’s income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2005 and 2004, the Company’s accounts receivable included accrued income of $8.0 million and $5.6 million, respectively, because actual reimbursable expense amounts able to be billed to tenants under applicable contracts exceeded amounts actually billed. Subsequent to the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.

No single tenant represented 10% or more of the Company’s rental revenue in any period presented.

Lease termination fee income is recognized in the period when a termination agreement is signed and the Company is no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

The Company’s other main source of revenue comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities are collectively included in “management company revenue” in the consolidated statements of income.

Real Estate

Land, buildings, fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations or replacements, which improve or extend the life of an asset, are capitalized and depreciated over their estimated useful lives.

Back to Contents

For financial reporting purposes, properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	30-50 years
Land improvements	15 years
Furniture/fixtures	3-10 years
Tenant improvements	Lease term

The Company is required to make subjective assessments as to the useful lives of its real estate assets for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those assets based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments have a direct impact on the Company’s net income. If the Company were to determine that a longer expected useful life was appropriate for a particular asset, it would be depreciated over more years, and, other things being equal, result in less annual depreciation expense and higher annual net income.

Assessment of recoverability by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires the Company to make estimates as to the recoverability of such costs.

Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Real Estate Sales,” provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.

Intangible Assets

The Company accounts for its property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Pursuant to SFAS No. 141, the purchase price of a property is allocated to the property’s assets based on management’s estimates of their fair value. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including the Company’s expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that the Company records.

SFAS No. 141 provides guidance on allocating a portion of the purchase price of a property to intangible assets. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above- and below-market value of in-place leases and (iii) customer relationship value.

The value of in-place leases is estimated based on the value associated with the costs avoided in originating leases comparable to the acquired in-place leases, as well as the value associated with lost rental revenue during the assumed lease-up period. The value of in-place leases is amortized as real estate amortization over the remaining lease term.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates for the comparable in-place leases, based on factors including historical experience, recently executed transactions and specific property issues, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases, including any below-market optional renewal periods.

The Company allocates purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships and if the customer relationships associated with the acquired property provide incremental value over the Company’s existing relationships.

Back to Contents

The following table presents the Company’s intangible assets and liabilities, net of accumulated amortization, as of December 31, 2005 and 2004:
	As of December 31, 2005

(in thousands of dollars)	Intangible Assets of Real Estate Held for Investment	Intangible Assets of Non-Core Properties(1)	Total

Value of in-place lease intangibles	$153,099	$5,673	$158,772
Above-market lease intangibles	8,666	48	8,714

Subtotal	161,765	5,721	167,486
Goodwill (see below)	11,829	—	11,829

Total intangible assets	$173,594	$5,721	$179,315

Below-market lease intangibles	$(9,865)	$(172)	$(10,037)

	As of December 31, 2004

	Intangible Assets of Real Estate Held for Investment	Intangible Assets of Non-Core Properties (1)	Total

Value of in-place lease intangibles	$147,634	$5,673	$153,307
Above-market lease intangibles	12,171	65	12,236

Subtotal	159,805	5,738	165,543
Goodwill (see below)	12,045	—	12,045

Total intangible assets	$171,850	$5,738	$177,588

Below-market lease intangibles	$(11,655)	$(221)	$(11,876)

(1)
Represents amounts recorded related to the acquisition of the Non-Core Properties (see Note 2) in connection with the Merger. Amortization expense recorded during the years ended December 31, 2005, 2004 and 2003 for the value of in-place leases totaled $30.1 million, $23.1 million and $9.4 million, respectively. The amortization of above-market and below-market leases resulted in a net reduction in rental income of $1.4 million, $0.7 million and $0.4 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Back to Contents

In the normal course of business, the Company’s intangible assets (including above-market and below-market intangibles attributable to the Non-Core Properties) will amortize in the next five years and thereafter as follows:

(in thousands of dollars)
For the Year Ended December 31,	In-Place Lease Intangibles(1)	Above/(Below) Market Leases

2006	$30,318	$398
2007	29,365	169
2008	29,365	234
2009	29,365	394
2010	24,465	192
2011 and thereafter	10,221	(2,710)

Total	$153,099	$(1,323)

(1)	In accordance with SFAS No. 144 (see below), in-place lease intangibles of properties held-for-sale are not amortized.

Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company conducts an annual review of its goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. The Company’s intangible assets on the accompanying consolidated balance sheets at December 31, 2005 and 2004 include $11.8 million and $12.0 million, respectively (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

Changes in the carrying amount of goodwill for the three years ended December 31, 2005 were as follows:

(in thousands of dollars)

Balance, January 1, 2003	$16,680
Goodwill divested	(7,639)

Balance, December 31, 2003	9,041
Additions to goodwill	3,044
Goodwill divested	(40)

Balance, December 31, 2004	12,045
Goodwill divested	(216)

Balance, December 31, 2005	$11,829

Assets Held-for-Sale and Discontinued Operations

The Company generally considers assets to be held-for-sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year.

Back to Contents

When assets are identified by management as held-for-sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets identified as held-for-sale is less than the net book value of the assets, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.

Assuming no significant continuing involvement, a sold real estate property is considered a discontinued operation. In addition, properties classified as held-for-sale are considered discontinued operations. Properties classified as discontinued operations were reclassified as such in the accompanying consolidated statement of income for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See Note 2 below for a description of the properties included in discontinued operations. Investments in partnerships are excluded from discontinued operations treatment.

Asset Impairment

Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact the Company’s net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Tenant Receivables

The Company makes estimates of the collectibility of its tenant receivables related to tenant rents including base rents, straight-line rents, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income, other things being equal. The Company maintains a 15% reserve on straight-line rent balances. The Company periodically reviews the straight-line rent reserve policy and adjusts the policy if it determines that there has been a change in risk associated with these amounts due to various property and industry factors. In 2004, the Company increased the reserve from 5% to 15% to address such changes in risks.

Income Taxes

The Company has elected to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended, and intends to remain so qualified.

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful lives used to compute depreciation and differences between the allocation of the Company’s net income and loss for financial reporting purposes and for tax reporting purposes.

The Company is subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income for the year plus 100% of any prior year shortfall over cash distributions during the year, as defined by the Internal Revenue Code. The Company has, in the past, distributed a substantial portion of its taxable income in the subsequent fiscal year and might also follow this policy in the future.

Back to Contents

No provision for excise tax was made for the years ended December 31, 2005, 2004, and 2003, as no tax was due in those years.

The per share distributions paid to shareholders had the following components for the years ended December 31, 2005, 2004, and 2003:
	For the Year Ended December 31,

	2005	2004	2003

Ordinary income	$2.07	$1.62	$1.20
Capital gains	—	0.03	0.79
Return of capital	0.18	0.51	0.08

	$2.25	$2.16	$2.07

PRI is subject to federal, state and local income taxes. The Company had no provision or benefit for federal or state income taxes in the years ended December 31, 2005, 2004 and 2003. The Company had net deferred tax assets of $4.1 million and $4.7 million as of December 31, 2005 and 2004, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the deferred tax assets, since it is more likely than not that these will not be realized. The Company recorded a $0.6 million expense related to Philadelphia net profits tax for the year ended December 31, 2005.

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $2,883.6 million and $2,284.6 million, respectively, at December 31, 2005 and $2,451.9 million and $1,901.6 million, respectively, at December 31, 2004.

Fair Value of Financial Instruments

Carrying amounts reported on the balance sheet for cash, rents and other receivables, accounts payable and accrued expenses, and borrowings under the Company’s unsecured revolving credit facility (“Credit Facility”) approximate fair value due to the short-term nature of these instruments. The Company’s variable-rate debt has an estimated fair value that is approximately the same as the recorded amounts in the balance sheets. The estimated fair value for fixed-rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to the Company for fixed-rate mortgages and corporate notes payable with similar terms and maturities.

Debt assumed in connection with property acquisitions is recorded at fair value at the acquisition date and the resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense.

Derivatives

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its interest-bearing liabilities. The Company endeavors to limit these risks by following established risk management policies, procedures and strategies, including the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes.

Derivative financial instruments are recorded on the balance sheet as assets or liabilities based on the instrument’s fair value. Changes in the fair value of derivative financial instruments are recognized currently in earnings, unless the derivative financial instrument meets the criteria for hedge accounting contained in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). If the derivative financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

The anticipated transaction to be hedged must expose the Company to interest rate risk, and the hedging instrument must reduce the exposure and meet the requirements for hedge accounting under SFAS No. 133. The Company must formally designate the instrument as a hedge and document and assess the effectiveness of the hedge at inception and on a quarterly basis. Interest rate hedges that are designated as cash flow hedges hedge future cash outflows on debt.

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

Operating Partnership Unit Redemptions

Shares issued upon redemption of OP Units are recorded at the book value of the OP Units surrendered.

Stock-Based Compensation Expense

The Company follows the expense recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company values stock options issued using the Black-Scholes option-pricing model and recognizes this value as an expense over the period in which the options vest. Under SFAS No. 123, recognition of expense for stock options is prospectively applied to all options granted after the beginning of the year of adoption. The compensation expense associated with the stock options is included in general and administrative expenses in the accompanying consolidated statements of income.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -  Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”) amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, compensation cost was recognized in 2003 as if the recognition provisions of SFAS No. 123 had been applied from the date of adoption to awards granted after January 1, 2003 (the Company’s date of adoption). The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented.
	For the Year ended December 31,

(in thousands of dollars, except per share amounts)	2005	2004	2003

Net income available to common shareholders	$44,016	$40,175	$194,507
Deduct: Dividends on unvested restricted shares	(1,024)	(733)	—
Add: Stock-based employee compensation expense included in reported net income	3,176	2,954	2,487
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,416)	(3,115)	(2,629)

Pro forma net income available to common shareholders	$42,752	$39,281	$194,365

Earnings per share:
Basic - as reported	$1.19	$1.11	$9.54

Basic - pro forma	$1.18	$1.10	$9.53

Diluted - as reported	$1.17	$1.10	$9.38

Diluted - pro forma	$1.16	$1.09	$9.38

Back to Contents

Earnings Per Share

The difference between basic weighted-average shares outstanding and diluted weighted-average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee stock compensation programs and outstanding stock options and warrants whose exercise price was less than the average market price of the Company’s stock during these periods.

Recent Accounting Pronouncements

EITF No. 04-05

In June 2005, the Emerging Issues Task Force reached a consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). This consensus applies to voting right entities not within the scope of FIN No. 46R in which the investor is the general partner in a limited partnership or functional equivalent. EITF 04-05 provides guidelines to determine whether or not a general partner controls a limited partnership.

EITF 04-05 became effective upon ratification by the Financial Accounting Standards Board (“FASB”) on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which partnership agreements are modified after that date. For general partners in all other limited partnerships, the effective date is no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company completed its evaluation of the impact of applying the provisions of EITF 04-05 to its existing unconsolidated partnerships, and has determined that the adoption will have no impact on its consolidated financial statements.

FIN 47

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”  FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset.  This interpretation is effective for the year ended December 31, 2005.  Adoption did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 123(R) and SAB No. 107

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments, which was permitted under SFAS No. 123, is no longer an alternative. As originally issued by the FASB, SFAS No. 123(R) was effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that were not fully vested as of July 1, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance related to share-based payment arrangements for reporting companies. Also in March 2005, the SEC permitted reporting companies to defer adoption of SFAS No. 123(R) until the beginning of their next fiscal year, which, for the Company, was January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of such awards previously calculated in connection with the development of the prior pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company has completed its assessment of the impact of SFAS No. 123(R), and has determined that the impact is not material.

Back to Contents

2.          REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2005 and 2004 were comprised of the following:
	As of December 31,

(in thousands of dollars)	2005	2004

Buildings, improvements, and construction in progress	$2,430,943	$2,137,687
Land, including land held for development	437,616	395,889

Total investments in real estate	2,868,559	2,533,576
Accumulated depreciation	(220,788)	(150,885)

Net investments in real estate	$2,647,771	$2,382,691

Acquisitions

The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

2005 Acquisitions

In December 2005, the Company acquired Woodland Mall in Grand Rapids, Michigan, with 1.2 million square feet, for $177.4 million.  The Company funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from its Credit Facility, and the remainder from its available working capital.

In May 2005, the Company exercised its option to purchase approximately 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for $5.9 million. The Company used available working capital to fund this purchase.

In March 2005, the Company acquired the Gadsden Mall in Gadsden, Alabama, with 0.5 million square feet, for $58.8 million. The Company funded the purchase price from its Credit Facility. Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, a 40,000 square foot office building that the Company considers to be non-strategic, and which the Company has classified as held-for-sale for financial reporting purposes.

In February 2005, the Company purchased the 0.9 million square foot Cumberland Mall in Vineland, New Jersey and a vacant 1.7 acre parcel adjacent to the mall.  The total price paid for the mall and the adjacent parcel was $59.5 million, including the assumption of $47.7 million in mortgage debt.  The Company paid the $0.9 million purchase price of the adjacent parcel in cash, and the Company paid the remaining portion of the purchase price using 272,859 OP Units, which were valued at $11.0 million, based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The Company also recorded a debt premium of $2.7 million in order to record Cumberland Mall’s mortgage at fair value.

PRI provided management and leasing services to Cumberland Mall since 1997 for Cumberland Mall Associates (a New Jersey limited partnership that owned Cumberland Mall). Ronald Rubin, chairman, chief executive officer and a trustee of the Company, and George F. Rubin, a vice chairman and a trustee of the Company, controlled and had substantial ownership interests in Cumberland Mall Associates and the entity that owned the adjacent undeveloped parcel. Accordingly, a committee of non-management trustees evaluated the transactions on behalf of the Company. The committee obtained an independent appraisal and found the purchase price to be fair to the Company. The committee also approved the reduction of the fee payable by Cumberland Mall Associates to PRI under the existing management agreement upon the sale of the mall from 3% of the purchase price to 1% of the purchase price. The fee received by PRI was treated as a reduction of the purchase price for financial reporting purposes. The Company’s Board of Trustees also approved the transaction.

Back to Contents

2004 Acquisitions

In December 2004, the Company acquired Orlando Fashion Square in Orlando, Florida, with 1.1 million square feet, for approximately $123.5 million, including closing costs. The transaction was primarily financed under the Company’s Credit Facility. Of the purchase price amount, $14.7 million was allocated to the value of in-place leases and $0.7 million was allocated to above-market leases.

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

In May 2004, the Company acquired the remaining 27% ownership interest in New Castle Associates, the entity that owns Cherry Hill Mall in Cherry Hill, New Jersey, in exchange for 609,316 OP Units valued at $17.8 million. The Company acquired its 73% ownership of New Castle Associates in April 2003 (see “Additional 2003 Acquisitions”). As a result, the Company now owns 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the partners in New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates.

Pan American Associates, a former limited partner of New Castle Associates, is controlled by Ronald Rubin and George F. Rubin. By reason of their interest in Pan American Associates, prior to the Company’s acquisition of the remaining 27% interest in New Castle Associates, Ronald Rubin had a 9.37% indirect limited partnership interest in New Castle Associates and George F. Rubin had a 1.43% indirect limited partnership interest in New Castle Associates. In addition, Ronald Rubin and George F. Rubin are beneficiaries of a trust that had a 7.66% indirect limited partnership interest in New Castle Associates. The transaction with New Castle Associates was approved by a special committee of independent members of the Company’s Board of Trustees.

2003 Crown Merger

On November 20, 2003, the Company announced the closing of the merger of Crown American Realty Trust (“Crown”) with and into the Company (the “Merger”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May  13, 2003, by and among the Company, PREIT Associates, Crown and Crown American Properties, L.P. (“CAP”), a limited partnership of which Crown was the sole general partner before the Merger. Through the Merger and related transactions, the Company acquired 26 regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.

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

Immediately after the closing of the Merger, CAP contributed the remaining interest in all of its assets (excluding a portion of its interest in two partnerships) and substantially all of its liabilities to the Company’s Operating Partnership in exchange for 1,703,214 OP Units. The interest in the two partnerships retained by CAP is subject to a put-call arrangement involving 341,297 additional OP Units (see Note 12 under “Other”).

Back to Contents

The value of shares of beneficial interest, preferred shares, OP Units, options and warrants issued in connection with the Merger was determined based on the closing market value of the related securities on May 13, 2003, the date on which the financial terms of the Merger were substantially complete.

As a result of the Merger, in 2004 and 2003, the Company incurred substantial integration and transition expenses as follows:
	For the Year ended December 31,

(in thousands of dollars)	2004	2003

Incentive compensation	$478	$4,261
Consulting fees	—	1,662
Professional fees	331	310
Travel/meeting costs	139	187
Office expense	982	—

Total	$1,930	$6,420

Additional 2003 Acquisitions

In September 2003, the Company acquired the remaining 70% interest in Willow Grove Park in Willow Grove, Pennsylvania that it did not previously own. The purchase price of the 70% interest was $45.5 million in cash, which the Company paid using a portion of the net proceeds of the Company’s August 2003 equity offering. As of the date of the acquisition of the 70% interest, the property had $109.7 million in mortgage debt, with an interest rate of 8.39%. This mortgage debt was refinanced in the fourth quarter of 2005.

In September 2003, the Company purchased a 6.08 acre parcel and a vacant 160,000 square foot two story building adjacent to the Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania for $15.8 million, which included $13.5 million in cash paid to IKEA for the building from the Company’s August 2003 equity offering and approximately 72,000 OP Units paid to the holder of an option to acquire the parcel.

In April 2003, the Company acquired Moorestown Mall, The Gallery at Market East I and Exton Square Mall from affiliated entities of The Rouse Company (“Rouse”) and, in June 2003, the Company acquired Echelon Mall and Plymouth Meeting Mall from Rouse, all of which are located in the greater Philadelphia area. In June 2003, the Company also acquired the ground lessor’s interest in Plymouth Meeting Mall from the Teachers Insurance and Annuity Association (“TIAA”).

In addition, in April 2003, New Castle Associates acquired Cherry Hill Mall from Rouse in exchange for New Castle Associates’ interest in Christiana Mall, cash and the assumption by New Castle Associates of mortgage debt on Cherry Hill Mall. On that same date, the Company acquired a 49.9% ownership interest in New Castle Associates and, through subsequent contributions and option exercises, increased its ownership interest to 100%.

The aggregate purchase price for the Company’s acquisition of the five malls from Rouse, for TIAA’s ground lease interest in Plymouth Meeting Mall and for New Castle Associates (including the additional purchase price paid upon exercise of the Company’s option to acquire the remaining interests in New Castle Associates) was $549 million, including $237 million in cash, the assumption of $277 million in non-recourse mortgage debt and the issuance of $35 million in OP Units. Certain former partners of New Castle Associates not affiliated with the Company exercised their special right to redeem for cash an aggregate of 261,349 OP Units issued to such partners at closing, and the Company paid to those partners an aggregate amount of approximately $7.7 million. In addition, the Company granted registration rights to the partners of New Castle Associates with respect to the shares underlying the OP Units issued to them, other than those redeemed for cash following the closing.

In connection with the April 2003 sale of Christiana Mall by New Castle Associates to Rouse, PRI received a brokerage fee of $2.0 million pursuant to a pre-existing management and leasing agreement between PRI and New Castle Associates. This fee was received in April 2003 by PRI prior to the Company’s acquisition of its ownership interest in New Castle Associates.

PRI also entered into a new management and leasing agreement with New Castle Associates for Cherry Hill Mall, which provided for a fee of 5.25% of all rents and other revenues received by New Castle Associates from Cherry Hill Mall. The

Back to Contents

Company ceased recording charges under this agreement upon its purchase of the remaining interest in New Castle Associates in May 2004.

Pro forma revenues, net income, basic net income per share and diluted net income per share for the year ended December 31, 2003, reflecting the purchases of the Crown properties, the Rouse properties and the remaining interest in Willow Grove, are presented below as if the purchases took place on January 1, 2003. The pro forma impact of the 2004 and 2005 acquisitions is not reflected because the 2004 and 2005 acquisitions were not material to the Company’s results of operations. The unaudited pro forma information presented within this footnote is not necessarily indicative of the results which actually would have occurred if the acquisitions had been completed on January 1, 2003, nor does the pro forma information purport to represent the results of operations for future periods.

(in thousands of dollars, except per share amounts)	For the Year Ended December 31, 2003

Revenues	$393,708

Net income available to common shareholders	$202,070

Basic net income per share	$6.56

Diluted net income per share	$6.45

Dispositions

In December 2005, the Company sold Festival at Exton in Exton, Pennsylvania for $20.2 million.  The Company recorded a gain of $2.5 million from this sale.

In August 2005, the Company sold its four industrial properties (the “Industrial Properties”) for $4.3 million. The Company recorded a gain of $3.7 million from this transaction.

In May 2005, pursuant to an option granted to the tenant in a 1994 ground lease agreement, the Company sold a 13.5 acre parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot U.S.A, Inc. for $12.5 million. The Company recorded a gain of $0.6 million on the sale of this parcel.

In January 2005, the Company sold a 0.2 acre parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million. The Company recorded a gain of $0.1 million on the sale of this parcel.

In September 2004, the Company sold five properties for $110.7 million. The properties were acquired in November 2003 in connection with the Merger, and were among six properties that were considered to be non-strategic (the “Non-Core Properties”). The Non-Core Properties were classified as held-for-sale as of the date of the Merger. The net proceeds from the sale were $108.5 million after closing costs and adjustments. The Company used the proceeds from this sale primarily to repay amounts outstanding under the Credit Facility. The Company did not record a gain or loss on this sale for financial reporting purposes. The sixth Non-Core Property, Schuylkill Mall, remains classified as held for sale at December 31, 2005 (see Note 15 “Subsequent Events”).

In the second and third quarters of 2003, the Company disposed of its entire portfolio of multifamily properties, which consisted of 15 wholly-owned properties and four properties in which the Company had a 50% partnership interest. The Company sold its 15 wholly-owned multifamily properties to MPM Acquisition Corp., an affiliate of Morgan Properties, Ltd., for $392.1 million ($185.3 million of which consisted of assumed indebtedness). The sale of the Company’s wholly-owned multifamily properties resulted in a gain of $178.1 million. In the second quarter of 2004, the Company recorded a $0.6 million reduction to the gain on the sale of the portfolio in connection with the settlement of claims made against the Company by the purchaser of the properties. The results of operations of these wholly-owned properties and the resulting gains on sale are included in discontinued operations.

Back to Contents

A substantial portion of the gain on the sale of the wholly-owned multifamily properties met the requirements for a tax deferred exchange with the properties acquired from Rouse.

In January 2003, the Company sold a parcel of land located at Crest Plaza Shopping Center located in Allentown, Pennsylvania for $3.2 million. The Company recognized a gain of $1.1 million as a result of this sale.

Discontinued Operations

The Company has presented as discontinued operations the operating results of (i) Festival at Exton, (ii) the Industrial Properties, (iii) the wholly-owned multifamily portfolio, (iv) the Non-Core Properties, and (v) the P&S Office Building.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	For the Year Ended December 31,

(in thousands of dollars)	2005	2004	2003

Real estate revenues	$8,682	$26,260	$31,847
Expenses:
Property operating expenses	(4,011)	(14,331)	(13,969)
Depreciation and amortization	(433)	(502)	(2,807)
Interest expense	(1,241)	(2,921)	(5,660)

Total expenses	(5,685)	(17,754)	(22,436)
Income from discontinued operations	2,997	8,506	9,411
Gains (adjustment to gains) on sales of discontinued operations	6,158	(550)	178,121
Minority Interest in discontinued operations	(1,020)	(671)	(18,857)

Income from discontinued operations	$8,135	$7,285	$168,675

Development Activities

As of December 31, 2005 and 2004, the Company had capitalized $41.3 million and $9.3 million, respectively, related to construction and development activities. Of the balance at December 31, 2005, $6.1 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, $33.7 million is included in construction in progress and $1.5 million is included in Investments in partnerships, at equity. The Company had $0.8 million of deposits on land purchase contracts at December 31, 2005, of which $0.2 million was refundable.

In transactions that closed between May and August 2005, the Company acquired two land parcels with a total of approximately 45 acres in Lacey Township, New Jersey for approximately $11.6 million in cash, including closing costs.  In December 2005, Lacey Township authorized the Company to construct a new retail center of up to 0.3 million square feet on this land, including a 0.1 million square foot Home Depot. The Company is awaiting an additional state permit. The Company had previously executed an agreement of sale to sell 10 acres of the site to Home Depot U.S.A., Inc. for $9.0 million.

In August 2005, the Company acquired an approximately 15 acre parcel in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million, including closing costs.

In November and June 2005, the Company acquired a total of approximately 33 acres in New Garden Township, Pennsylvania for $6.6 million, including closing costs.

Back to Contents

The Company entered into an agreement in October 2004 with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) to manage the development of a proposed harness racetrack and casino on an approximately 208 acre site located 35 miles northwest of Pittsburgh, Pennsylvania. Valley View acquired the site in 2005, but the agreement contemplates that the Company will acquire the site and lease it to Valley View for the construction and operation of a harness racetrack and a casino and related facilities.  The Company will not have any ownership interest in Valley View or Centaur.  The Company’s acquisition of the site and the construction of the racetrack require the issuance to Valley View of the sole remaining unissued harness racetrack license in Pennsylvania. The construction of the casino requires the issuance of a gaming license to Valley View.  Valley View had been one of two applicants for the racing license. In November 2005, the Harness Racing Commission issued an order denying award of the racing license to both of the applicants. In December 2005, Valley View filed a motion for reconsideration with the Commission.  In addition, Valley View filed an appeal of the ruling in the Pennsylvania Commonwealth Court.  Valley View is awaiting action by the Harness Racing Commission and the Commonwealth Court regarding these appeals.  However, the Company is unable to predict whether Valley View will be issued the racing license or the gaming license.

In March 2004, the Company acquired 25 acres in Florence, South Carolina. The purchase price for the parcel was $3.8 million in cash, including related closing costs. The parcel, which is zoned for commercial development, is located across the street from Magnolia Mall and The Commons at Magnolia, both wholly-owned PREIT properties.  The Company anticipates building a 0.2 million square foot power center with a Home Depot store as the anchor and four outparcel locations.

Capitalization of Costs

 The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the years ended December 31, 2005, 2004 and 2003:
	For the Year Ended December 31,

(in thousands of dollars)	2005	2004	2003

Development/Redevelopment:
Salaries and benefits	$1,749	$1,285	$944
Real estate taxes	$451	$178	$80
Interest	$2,798	$1,632	$799
Leasing:
Salaries and benefits	$3,574	$2,763	$111

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

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition are capitalized if the acquisition of the property or of an option to acquire the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

Back to Contents

3.          INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of December 31, 2005 and 2004:
	As of December 31,

(in thousands of dollars)	2005	2004

ASSETS:
Investments in real estate, at cost:
Retail properties	$314,703	$245,088
Construction in progress	2,927	3,579

Total investments in real estate	317,630	248,667
Accumulated depreciation	(62,554)	(68,670)

Net investments in real estate	255,076	179,997
Cash and cash equivalents	4,830	8,170
Deferred costs and other assets, net	37,635	28,181

Total assets	297,541	216,348

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage notes payable	269,000	219,575
Other liabilities	13,942	11,072

Total liabilities	282,942	230,647

Net equity (deficit)	14,599	(14,299)
Less: Partners’ share	(7,303)	7,310

Company’s share	7,296	(6,989)
Excess investment (1)	13,701	11,912
Advances	7,186	8,563

Net investments and advances	$28,183	$13,486

Investment in partnerships at equity	$41,536	$27,244
Partnership investments with deficit balances	(13,353)	(13,758)

Net investments and advances	$28,183	$13,486

(1)
Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

Back to Contents

Mortgage notes payable, which are secured by seven of the partnership properties, are due in installments over various terms extending to the year 2011, with effective interest rates ranging from 5.49% to 8.02% and a weighted-average interest rate of 7.00% at December 31, 2005. The liability under each mortgage note is limited to the partnership that owns the particular property. The Company’s proportionate share, based on its respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

(in thousands of dollars)

	Company’s Proportionate Share
				Property Total
For the Year Ended December 31,	Principal Amortization	Balloon Payments	Total

2006	$2,210	$21,750	$23,960	$47,920
2007	1,726	38,250	39,976	79,952
2008	1,835	6,129	7,964	15,928
2009	1,546	12,425	13,971	27,942
2010	1,465	1,411	2,876	5,752
2011 and thereafter	1,302	44,451	45,753	91,506

	$10,084	$124,416	$134,500	$269,000

The following table summarizes the Company’s share of equity in income of partnerships for the years ended December 31, 2005, 2004 and 2003:

(in thousands of dollars)

	For the Year Ended December 31,

	2005	2004	2003

Real estate revenues	$58,764	$57,986	$82,018

Expenses:
Property operating expenses	(17,937)	(17,947)	(28,008)
Interest expense	(16,485)	(16,923)	(25,633)
Depreciation and amortization	(8,756)	(11,001)	(13,676)

Total expenses	(43,178)	(45,871)	(67,317)

Net income	15,586	12,115	14,701
Less: Partners’ share	(7,835)	(6,131)	(7,359)

Company’s share	7,751	5,984	7,342
Amortization of excess investment	(277)	(378)	(111)

Equity in income of partnerships	$7,474	$5,606	$7,231

The Company’s equity in income of partnerships for the year ended December 31, 2004 includes $1.1 million relating to a cumulative depreciation adjustment for an operating property that was made by the Company’s partner (the property’s manager) to reflect depreciation expense appropriately after a previous depreciation expense understatement of $0.3 million in each of the years ended December 31, 2004 and 2003.

Back to Contents

Acquisitions

In November 2005, the Company and a partner acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, the Company and its acquisition partner, an affiliate of Kravco Simon Investments, L.P. and Simon Property Group, Inc. obtained a $76.5 million mortgage loan.  The Company funded the remainder of its share of the purchase price with $5.0 million in borrowings from its Credit Facility.

Dispositions

The results of operations of these equity method investments and the resultant gains on sales are presented in continuing operations.

In July 2005, a partnership in which the Company has a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. See Note 12 under “Legal Actions.” The Company’s share of the proceeds was $9.5 million, representing a reimbursement for the $5.0 million of costs and expenses it incurred previously in connection with the project and a gain on the sale of non-operating real estate of $4.5 million.

In July 2005, the Company sold its 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of $22.6 million. The net cash proceeds to the Company were $3.9 million. The Company recorded a gain of $5.0 million from this transaction.

In August 2004, the Company sold its 60% non-controlling ownership interest in Rio Grande Mall, a 0.2 million square foot strip center in Rio Grande, New Jersey, to an affiliate of the Company’s partner in this property, for net proceeds of $4.1 million. The Company recorded a gain of approximately $1.5 million from this transaction.

In separate transactions in May through September 2003, the Company sold its 50% partnership interest in four multifamily properties to its respective partners for $24.4 million. The Company recorded an aggregate gain of $15.0 million on these transactions.

Back to Contents

4.          MORTGAGE NOTES, CORPORATE NOTES AND CREDIT FACILITY

Mortgage Notes Payable

Mortgage notes payable, which are secured by 29 of the Company’s consolidated properties, including one property classified as held-for-sale, are due in installments over various terms extending to the year 2017 with contract interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.51% at December  31, 2005. The mortgages had a weighted average effective rate of 5.66% per annum for the year ended December 31, 2005. Principal payments are due as follows:

(in thousands of dollars)

For the Year Ended December 31,	Principal Amortization (1)	Balloon Payments (1)	Total

2006	$22,146	$—	$22,146
2007	23,379	39,987	63,366
2008	21,460	505,564	527,024
2009	12,155	49,955	62,110
2010	12,349	—	12,349
2011 and thereafter	40,573	604,498	645,071

	$132,062	$1,200,004	$1,332,066

Debt Premium			40,066

			$1,372,132

(1)
The debt associated with Schuylkill Mall in Frackville, Pennsylvania is included within liabilities related to assets held-for-sale. In December 2004, the Company completed a modification of the mortgage on Schuylkill Mall. The modification limits the monthly payments to interest plus the excess cash flow from the property after management fees, leasing commissions, and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. All other terms of the loan, including the interest rate of 7.25%, remained unchanged. Due to the modification, the timing of future principal payment amounts cannot be determined. The mortgage expires in December 2008, and had a balance of $17.1 million at December 31, 2005.

The Company determined that the fair value of the mortgage notes payable was approximately $1,389.2 million at December 31, 2005, based on year-end interest rates and market conditions.

Financing Activity

In December 2005, in order to finance the acquisition of Woodland Mall, the Company issued a 90-day $85.4 million seller note with an interest rate of 7.0% per annum, and which is secured by an approximately $86.9 million letter of credit, and a 90-day $9.0 million seller note with an interest rate of 5.4% per annum and which is secured by an approximately $9.1 million letter of credit. The notes are recorded on the consolidated balance sheet as corporate notes payable.

In December 2005, the Company refinanced the mortgage loan on Willow Grove Park in Willow Grove, Pennsylvania with a new $160.0 million first mortgage loan from Prudential Insurance Company of America and Teachers Insurance and Annuity Association of America.  The new loan has an interest rate of 5.65% per annum and will mature in December 2015.  Under the mortgage terms, the Company has the ability to convert the loan to a senior unsecured loan during the first nine years of the mortgage loan term subject to certain prescribed conditions, including the achievement of a specified credit rating. The Company used $107.5 million from the proceeds to repay the balance on the previous mortgage, which had a maturity date of March 2006 and an interest rate of 8.39%, and accelerated the amortization of the unamortized debt premium balance of $0.5 million.

In September 2005, the Company entered into a $200.0 million first mortgage loan that is secured by Cherry Hill Mall in Cherry Hill, New Jersey. The loan has an interest rate of 5.42% and will mature in October 2012. Under the mortgage terms, the Company has the ability to convert the loan to a senior unsecured corporate obligation during the first six years of the mortgage loan term, subject to certain prescribed conditions, including the achievement of a specified credit rating. The Company used a portion of the proceeds to repay the previous first mortgage on the property, which the Company had assumed in connection with the purchase of Cherry Hill Mall in 2003. The previous mortgage had a balance of approximately $70.2 million at closing.

Back to Contents

In July 2005, the Company refinanced the mortgage loan on Magnolia Mall in Florence, South Carolina. The new mortgage loan had an initial balance of $66.0 million, a 10-year term and an interest rate of 5.33% per annum. Of the approximately $67.4 million of proceeds (including refunded deposits of approximately $1.4 million), $19.3 million was used to repay the previous mortgage loan and $0.8 million was used to pay a prepayment penalty on the previous mortgage loan that had a maturity date of January 2007.

In February 2005, the Company repaid a $58.8 million second mortgage loan on Cherry Hill Mall in Cherry Hill, New Jersey using $55.0 million from its Credit Facility and available working capital.

As noted above, in December 2004, the Company completed a modification of the mortgage on Schuylkill Mall in Frackville, Pennsylvania.

West Manchester Mall in York, Pennsylvania and Martinsburg Mall in Martinsburg, Virginia had served as part of the collateral pool that secures a mortgage with GE Capital Corporation.  In connection with the closing of the sale of five of the Non-Core Properties in September 2004, these properties, with a combined mortgage balance of $41.9 million, were released from the collateral pool and replaced with Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina, which had a combined mortgage balance of comparable value.

In connection with the Merger in 2003, the Company assumed from Crown approximately $443.8 million of a first mortgage loan that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008, the anticipated repayment date, at which time the loan can be prepaid without penalty. If not prepaid at that time, the interest rate thereafter will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate, as defined therein, plus 3.0% per annum. The Company also assumed an additional $152.9 million in mortgages on certain properties with interest rates between 3.12% and 7.61% per annum. The Company also repaid all $154.9 million of outstanding indebtedness under a Crown credit facility with borrowings under the Credit Facility.

Credit Facility

In January 2005, the Company amended its Credit Facility. The Credit Facility was further amended in March 2006 (See Note 15). Under the amended terms, the $500 million Credit Facility can be increased to $650 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage under the amended terms, the capitalization rate used under the amended terms to calculate Gross Asset Value is 7.50%.

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.80:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company,

Back to Contents

its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.1150:1. As of December 31, 2005, the Company was in compliance with all of these debt covenants.

As of December 31, 2005 and 2004, $342.5 million and $271.0 million, respectively were outstanding under the Credit Facility. The Company pledged $10.5 million under the Credit Facility as collateral for six letters of credit, and the unused portion of the Credit Facility that was available to the Company was $147.0 million at December 31, 2005. The weighted average interest rate based on amounts borrowed was 4.83%, 4.24% and 5.48% for the years ended December 31, 2005, 2004, and 2003. The weighted average interest rate on outstanding Credit Facility borrowings at December 31, 2005 was 5.43%.

5.          DERIVATIVES

In May 2005, the Company entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. The Company also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and at December 31, 2005 and considers these swaps to be highly effective cash flow hedges.

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

The counterparties to these swaps are all major financial institutions and participants in the Company’s Credit Facility. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2005. The notional amounts at December 31, 2005 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value	Interest Rate	Effective Date	Cash Settlement Date

Swap-cash flow	$50.0 million	$1.0 million	4.6830%	July 31, 2007	October 31, 2007
Swap-cash flow	50.0 million	1.0 million	4.6820%	July 31, 2007	October 31, 2007
Swap-cash flow	20.0 million	0.4 million	4.7025%	July 31, 2007	October 31, 2007
Swap-cash flow	50.0 million	0.7 million	4.8120%	September 10, 2008	December 10, 2008
Swap-cash flow	50.0 million	0.7 million	4.7850%	September 10, 2008	December 10, 2008
Swap-cash flow	20.0 million	0.3 million	4.8135%	September 10, 2008	December 10, 2008
Swap-cash flow	45.0 million	0.6 million	4.8135%	September 10, 2008	December 10, 2008
Swap-cash flow	10.0 million	0.2 million	4.8400%	September 10, 2008	December 10, 2008
Swap-cash flow	50.0 million	0.7 million	4.7900%	September 10, 2008	December 10, 2008
Swap-cash flow	25.0 million	0.3 million	4.8220%	September 10, 2008	December 10, 2008

Total	$370.0 million	$5.9 million

As of December 31, 2005, the estimated accumulated fair value gain attributed to the cash flow hedges was $5.9 million. This amount has been included in deferred costs and other assets and in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet.

During the year ended December 31, 2004, the Company did not have any outstanding cash flow hedges.

Back to Contents

During the year ended December 31, 2003, derivatives were used to hedge the variable cash flows associated with the Company’s former credit facility that expired in the fourth quarter of 2003. In August 2003, the Company terminated its two derivative financial instruments contracts with an aggregate notional value of $75.0 million, and an original maturity date of December 15, 2003. An expense of $1.2 million was recorded in connection with the termination of these contracts and is reflected in general and administrative expenses on the consolidated statements of income.

6.          PREFERRED STOCK

In connection with the Merger, the Company issued 2,475,000 11% non-convertible senior preferred shares to the former holders of Crown preferred shares. The issuance was recorded at $57.90 per preferred share, the fair value of a preferred share based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. The preferred shares are not redeemable by the Company until July 31, 2007. On or after July 31, 2007, the Company, at its option, may redeem the preferred shares for cash at the redemption price per share set forth below:

(in thousands of dollars, except per share amounts)
Redemption Period	Redemption Price Per Share	Total Redemption Value

July 31, 2007 through July 30, 2009	$52.50	$129,938
July 31, 2009 through July 30, 2010	$51.50	$127,463
On or after July 31, 2010	$50.00	$123,750

7.          BENEFIT PLANS

The Company maintains a 401(k) Plan (the “Plan”) in which substantially all of its employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a specified percentage of the employees’ contributions. The Company’s and its employees’ contributions are fully vested, as defined in the Plan agreement. The Company’s contributions to the Plan for the years ended December 31, 2005, 2004 and 2003 were $1.0 million, $1.0 million, and $0.7 million, respectively.

The Company also maintains Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses recorded by the Company under the provisions of the Supplemental Plans were $0.6 million, $0.8 million, and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also maintains share purchase plans through which the Company’s employees may purchase shares of beneficial interest at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2005, 2004, and 2003, approximately 15,000, 17,000 and 14,000 shares, respectively, were purchased for total consideration of $0.5 million, $0.5 million and $0.3 million, respectively. The Company recorded an expense of $0.1 million in each of the years ended December 31, 2005, 2004 and 2003 related to the share purchase plans.

8.          SHARE REPURCHASE PROGRAM

In October 2005, the Company’s Board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions.  The Company may fund repurchases under the program from multiple sources, including up to $50.0 million from its Credit Facility.  The Company is not required to repurchase any shares under the program.  The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of the Company’s common shares and market conditions, among other factors.  The program will be in effect until the end of 2007, subject to the authority of the Board of Trustees to terminate the program earlier.

Repurchased shares are treated as authorized but unissued shares.  In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company accounts for the purchase price of the shares repurchased as a reduction of shareholder’s equity and allocates the purchase price between retained earnings, shares of beneficial interest and capital contributed in excess of par as required.  As of December 31, 2005, the Company had repurchased 218,700 shares under the program at an average price of $38.18 per share for an aggregate purchase price of $8.4 million (including fees and expenses) since the inception of the program. The remaining authorized amount for share repurchases under this program was $91.6 million.

Back to Contents

9.          STOCK-BASED COMPENSATION

In January 2005, the Company’s Board of Trustees approved the 2005–2008 Outperformance Program (“OPP”), a performance-based incentive compensation program that is designed to pay a bonus (in the form of common shares of beneficial interest) if the Company’s total return to shareholders (as defined) exceeds certain thresholds over a four-year measurement period beginning on January 1, 2005. The Board of Trustees amended the OPP in March 2005. The Company measures and records compensation expense over the four year period in accordance with the provisions of SFAS 123(R). The Company accrued $0.9 million of compensation expense related to the OPP for the year ended December 31, 2005.

The Company’s 2003 Equity Incentive Plan provides for the granting of, among other things, restricted share awards and options to purchase shares of beneficial interest to key employees and non-employee trustees of the Company. An additional four plans formerly provided for awards of restricted shares or options, under which options remain exercisable and some restricted shares remain outstanding and subject to restrictions. The Company has two additional plans that provide for grants to its non-employee trustees, one with respect to options and one with respect to restricted shares.

In the years ended December 31, 2005, 2004 and 2003, respectively, 214,252, 223,214 and 120,776 restricted share awards were issued to certain employees as incentive compensation, of which vesting for 67,147, 64,094, and 37,439 restricted share awards is subject to market conditions as permitted under the 2003 Equity Incentive Plan, and the remainder are subject to time-based vesting. The restricted shares were awarded at their fair value, which ranged from $40.18 to $42.83 per share in 2005, $30.96 to $37.36 per share in 2004 and $25.44 to $30.05 per share in 2003, for a total value of $9.1 million in 2005, $8.0 million in 2004 and $3.0 million in 2003. Time-based restricted shares vest in equal installments over periods of two to five years. The Company recorded compensation expense of $3.3 million in 2005, $3.1 million in 2004 and $2.3 million in 2003 related to these restricted share awards.

The following table presents the aggregate number of shares reserved for issuance and the number of shares that remained available for future awards under the two plans that had shares available as of December 31, 2005:

	2003 Equity Incentive Plan	Restricted Share Plan For Nonemployee Trustees

Shares reserved for issuance	2,500,000	50,000
Available for grant at December 31, 2005	1,910,967	24,000

Back to Contents

Options are granted at the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than ten years from the grant date. Changes in options outstanding from January 1, 2003 through December 31, 2005 were as follows:

	Weighted Average Exercise Price	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1998 Stock Option Plan	1997 Stock Option Plan	1993 Stock Option Plan	1990 Employees Plan	1990 Nonemployee Trustee Plan

Options outstanding at January 1, 2003	$23.32	—	100,000	111,500	360,000	100,000	148,735	52,375
Options granted	$18.80	161,851	—	—	—	—	—	15,000
Options exercised	$24.87	(19,198)	—	(48,000)	(100,740)	(100,000)	(60,345)	(2,000)
Options forfeited	$25.38	—	—	—	—	—	—	(3,000)

Options outstanding at December 31, 2003	$22.71	142,653	100,000	63,500	259,260	—	88,390	62,375
Options granted	$34.55	5,000	—	—	—	—	—	—
Options exercised	$18.37	(128,161)	—	(12,700)	—	—	(47,285)	(10,500)
Options forfeited	$21.83	(2,723)	—	(2,500)	—	—	—	—

Options outstanding at December 31, 2004	$23.38	16,769	100,000	48,300	259,260	—	41,105	51,875
Options granted	$38.00	5,000	—	—	—	—	—	—
Options exercised	$24.33	(1,863)	—	(7,000)	(64,260)	—	(15,000)	(1,000)
Options forfeited	$20.36	(932)	—	—	—	—	—	(1,000)

Options outstanding at December 31, 2005	$23.70	18,974	100,000	41,300	195,000	—	26,105	49,875

As of December 31, 2005, exercisable options to purchase 373,704 shares of beneficial interest with an aggregate exercise price of $8.5 million (average exercise price of $22.82 per share) were outstanding.

As of December 31, 2005, an aggregate of outstanding exercisable and unexercisable options to purchase 389,954 shares of beneficial interest with a weighted average remaining contractual life of 3.13 years (weighted average exercise price of $23.68 per share) and an aggregate exercise price of $9.1 million were outstanding.

The following table summarizes information relating to all options outstanding as of December 31, 2005:

	Options Outstanding as of December 31, 2005		Options Exercisable as of December 31, 2005

Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)

$13.00-$18.99	113,477	$17.66	113,477	$17.66	4.73
$19.00-$28.99	251,477	$24.79	251,477	$24.79	1.93
$29.00-$38.99	25,000	$34.25	8,750	$33.09	7.89

Back to Contents

The fair value of each option granted in 2005, 2004, and 2003 was estimated on the grant date using the Black-Scholes option pricing model and on the assumptions presented below:
	Options Issued to Trustees Year Ended December 31, 2005	Options Issued to Trustees Year Ended December 31, 2004	Crown Options Converted to PREIT Options Year Ended December 31, 2003	Options Issued to Trustees Year Ended December 31, 2003

Weighted-average fair value	$6.85	$6.37	$5.17	$2.90
Expected life in years	10	10	3.62	10
Risk-free interest rate	4.47%	4.60%	4.25%	4.25%
Volatility	18.13%	17.53%	20.34%	20.34%
Dividend yield	5.92%	6.25%	7.03%	6.86%

10.          LEASES

As Lessor

The Company’s retail properties are leased to tenants under operating leases with various expiration dates ranging through 2093. Future minimum rents under noncancelable operating leases with terms greater than one year are as follows:

(in thousands of dollars)
For the Year Ended December 31,

2006	$249,569
2007	223,357
2008	198,432
2009	171,446
2010	138,519
2011 and thereafter	440,734

$1,422,057

The total future minimum rents as presented do not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rents.

Back to Contents

As Lessee

Assets recorded under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. The Company also has operating leases for its corporate office space (see Note 11) and for various computer, office and mall equipment. Furthermore, the Company is the lessee under third-party ground leases for portions of the land at nine of its properties (Crossroads Mall, Echelon Mall, Exton Square Mall, The Gallery at Market East I and II, Orlando Fashion Square, Plymouth Meeting Mall, Uniontown Mall and Wiregrass Commons Mall). Total amounts expensed relating to leases were $5.0 million, $5.6 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars)

For the Year Ended December 31,	Capital Leases	Operating Leases	Ground Leases

2006	$301	$3,045	$1,032
2007	269	2,561	1,032
2008	185	2,073	1,032
2009	181	1,961	1,032
2010	—	1,560	1,032
2011 and thereafter	—	5,676	22,826
Less: amount representing interest	(117)	—	—

	$819	$16,876	$27,986

The Company had assets of $1.5 million and $2.0 million (net of accumulated depreciation of $2.3 million and $1.8 million, respectively) recorded under capital leases as of December 31, 2005 and 2004.

11.          RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI have indirect ownership interests. In addition, the mother of Stephen B. Cohen, a trustee of the Company, has an interest in two additional properties for which PRI provides management, leasing and development services. Total revenues earned by PRI for such services were $0.8 million, $2.0 million and $4.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. This amount decreased in 2005 from 2004 because of a decrease in the number of properties that the Company manages for related parties. The 2003 amount includes a $2.0 million brokerage fee received in connection with the sale of Christiana Mall (see Note 2). As of December 31, 2005, $0.2 million was due from the property-owning partnerships to PRI. Of this amount, approximately $0.1 million was collected subsequent to December 31, 2005.  PRI holds a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Total rent expense under this lease was $1.5 million, $1.4 million and $0.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company has the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, the Company has the right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $0.2 million in the year ended December 31, 2005 and $0.1 million in each of the years ended December 31, 2004 and 2003 for flight time used by employees on Company-related business.

Back to Contents

As of December 31, 2005, 12 officers of the Company had employment agreements with terms of up to three years that renew automatically for additional one-year or two-year terms. The agreements provided for aggregate base compensation for the year ended December 31, 2005 of $3.9 million, subject to increases as approved by the Company’s compensation committee in future years, as well as additional incentive compensation.

On December 22, 2005, the Company entered into a Unit Purchase Agreement with CAP, an entity controlled by Mark Pasquerilla, a trustee of the Company.  Under the agreement, the Company purchased 339,300 OP Units from CAP at $36.375 per unit, a 3% discount from the closing price of the Company’s common shares on December 19, 2005 of $37.50. The aggregate amount paid by the Company for the OP Units was $12.3 million.  The terms of the agreement were negotiated between the Company and CAP. These terms were determined without reference to the provisions of the partnership agreement of the Company’s Operating Partnership, which generally permit holders of OP Units to redeem their OP Units for cash based on the 10 day average closing price of the Company’s common shares, or, at the Company’s election, for a like number of common shares of the Company.

As a component of this agreement, CAP and its affiliates, including Mark Pasquerilla, agreed to a standard lockup preventing them from selling or transferring securities of the Company or OP Units for a period of approximately 135 days. The end date of the lockup coincides with the end of the customary blackout period applicable to the Company’s trustees and officers following the announcement of the Company’s financial results for the first quarter of 2006. The transaction was approved by the Company’s Board of Trustees.  The Board authorized this transaction separate and apart from the Company’s previously-announced program to repurchase up to $100 million of common shares through the end of 2007.

Acquisition of The Rubin Organization

In 2004, the Company issued 279,910 OP Units valued at $10.2 million plus $2.0 million in cash to certain former affiliates of The Rubin Organization (including Ronald Rubin, George F. Rubin and several of the Company’s other executive officers, the “TRO Affiliates”). This issuance represented the final payment to the TRO Affiliates for certain development and redevelopment properties acquired in connection with the Company’s acquisition of The Rubin Organization in 1997.

Acquisition of New Castle Associates and Cumberland Mall

See Note 2 under “2004 Acquisitions” and “Additional 2003 Acquisitions” and Note 12 under “Tax Protection Agreements.”

Crown Merger

See Note 12 under “Tax Protection Agreements” and “Other.”

12.         COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

The Company is involved in a number of development and redevelopment projects which may require equity funding by the Company. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a partner, the Company’s flexibility in funding the project may be governed by the partnership agreement or the covenants existing in its Credit Facility, which limit the Company’s involvement in such projects.

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2005, the remainder to be paid against such contractual and other commitments was $25.4 million, which is expected to be financed through the Credit Facility or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total remaining costs of $89.5 million.

Legal Actions

In June and July respectively, of 2003, a former administrative employee and a former building engineer of PRI pled guilty to criminal charges related to the misappropriation of funds at a property owned by Independence Blue Cross (“IBC”) for which PRI provided certain management services. PRI provided these services from January 1994 to December 2001. The former employees worked under the supervision of the Director of Real Estate for IBC, who earlier pled guilty to criminal charges. Together with other individuals, the former PRI employees and IBC’s Director of Real Estate misappropriated funds from IBC through a series of schemes. IBC had estimated its losses at approximately $14 million, and had alleged that PRI was responsible for such losses under the terms of a management agreement. No lawsuit was filed against PRI. The Company understands that IBC recovered $5 million under fidelity policies issued by IBC’s insurance carriers. In addition, the Company understands that

Back to Contents

several defendants in the criminal proceedings have forfeited assets having an estimated value of approximately $5 million, which have been or will be liquidated by the United States Justice Department and applied toward restitution. The restitution and insurance recoveries resulted in a significant mitigation of IBC’s losses and potential claims against PRI, although PRI may have been subject to subrogation claims from IBC’s insurance carriers for all or a portion of the amounts paid by them to IBC. PRI had insurance to cover some or all payments to IBC and took action to preserve its rights with respect to such insurance. In September 2005, the parties settled this matter. After applying insurance recoveries from the Company’s insurance carriers toward the settlement, the Company recorded an expense of $0.3 million.

In April 2002, a partnership in which the Company holds a 50% interest filed a complaint in the Court of Chancery of the State of Delaware against the Delaware Department of Transportation and its Secretary alleging failure of the Department and the Secretary to take actions agreed upon in a 1992 Settlement Agreement necessary for development of the Christiana Phase II project. In October 2003, the Court decided that the Department did breach the terms of the 1992 Settlement Agreement and remitted the matter to the Superior Court of the State of Delaware for a determination of damages. The Delaware Department of Transportation appealed the Chancery Court’s decision to the Delaware Supreme Court, which, in April 2004, affirmed the Chancery Court’s decision.

In May 2005, the partnership entered into a settlement agreement with the Delaware Department of Transportation and its Secretary providing for the sale of the approximately 111 acres on which the partnership’s Christiana Phase II project would have been built for $17.0 million. In July 2005, the property was sold to the Delaware Department of Transportation, and $17.0 million was received by the partnership. The settlement agreement also contains mutual releases of the parties from claims that were or could have been asserted in the existing lawsuit. The Company’s share of the proceeds was $9.5 million, representing a reimbursement for the approximately $5.0 million of costs and expenses it incurred previously in connection with the project and a gain on the sale of non-operating real estate of $4.5 million.

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

In the normal course of business, the Company has and may become involved in other legal actions relating to the ownership and operation of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Environmental

We are aware of certain environmental matters at some of the Company’s properties, including ground water contamination and the presence of asbestos containing materials. The Company has, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company’s management can make no assurances that the amounts that have been reserved for these matters of $0.2 million will be adequate to cover future environmental costs. The Company has insurance coverage for certain environmental claims up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

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

In connection with the Merger, the Company entered into a tax protection agreement with Mark E. Pasquerilla (one of our trustees) and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November  20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If the Company were to sell any of the protected properties during the first five years of the protection period, it would

Back to Contents

owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. If the Company were to sell properties in transactions that trigger tax protection payments, the amounts that the Company would be required to pay to the Pasquerilla Group could be substantial.

The Company has agreed to provide tax protection related to its acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

The Company did not enter into any other guarantees or tax protection agreements in connection with its merger, acquisition or disposition activities in 2005, 2004 and 2003.

Other

In connection with the Merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. This retained interest is subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company has the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) and Crown’s former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla and his affiliates control Crown’s former operating partnership. The remaining partners of Crown’s former operating partnership are entitled to distributions from the two partnerships that own the 12 shopping malls. The amount of the distributions is based on the capital distributions made by the Company’s operating partnership and amounted to $0.7 million for each of the years ended December 31, 2005 and 2004, respectively.

13.         SEGMENT INFORMATION

The Company has one reportable segment. The Company’s primary business is owning and operating shopping malls and power and strip centers. The Company evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or evaluate its consolidated operations on a geographic basis.

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

The Company has presented segment information for the year ended December 31, 2003. The Company has not provided segment information for the years ended December 31, 2005 and 2004 because it has determined that it operated as a single reportable operating segment during these periods. The column entitled “Reconcile to GAAP” in the table below reconciles the amounts presented under the proportionate-consolidation method (a non-GAAP measure) and in discontinued operations to the consolidated amounts reflected on the Company’s consolidated balance sheets and consolidated statements of income.

The accounting policies for the segments are the same as those the Company uses for consolidated financial reporting, except that, for segment reporting purposes, the Company uses the “proportionate-consolidation method” of accounting for investments in partnerships, instead of the equity method of accounting. The Company calculates the proportionate-consolidation method by applying its percentage ownership interest to the historical financial statements of its equity method investments.

The chief operating decision-making group for the Company’s retail, multifamily, development and other and corporate segments was comprised of the Company’s President, Chief Executive Officer and the lead executives of each of the Company’s operating segments. The lead executives of each operating segment also managed the profitability of each respective segment with a focus on net operating income. The chief operating decision-making group defines net operating income as real estate revenues minus property operating expenses. The operating segments were managed separately because each operating segment represented a different property type (retail or multifamily), as well as construction in progress and corporate services.

Back to Contents

Year Ended December 31, 2003 (in thousands of dollars)	Retail	Multifamily (sold)	Development and Other	Corporate	Total	Reconcile to GAAP	Total Consolidated

Real estate revenues	$209,842	$26,898	$339	$—	$237,079	$(69,176)	$167,903
Property operating expense	(73,934)	(12,430)	(15)	—	(86,379)	27,616	(58,763)

Net operating income	135,908	14,468	324	—	150,700
Management company revenue	—	—	—	8,037	8,037	—	8,037
Interest and other income	—	—	—	887	887	—	887
General and administrative expenses	—	—	—	(37,012)	(37,012)	—	(37,012)

Earnings before interest, taxes, depreciation and amortization	135,908	14,468	324	(28,088)	122,612
Interest expense	(39,240)	(5,652)	—	(7,467)	(52,359)	17,041	(35,318)
Depreciation and amortization	(42,526)	(2,455)	(51)	(489)	(45,521)	7,877	(37,644)
Equity in income of partnerships	—	—	—	—	—	7,231	7,231
Minority interest in Operating Partnership and properties	—	—	—	—	—	(4,155)	(4,155)
Income from discontinued operations	—	178,121	—	—	178,121	(9,446)	168,675
Gains on sales of interests in real estate	1,112	15,087	—	—	16,199	—	16,199

Net income	$55,254	$199,569	$273	$(36,044)	$219,052	$(23,012)	$196,040

Investments in real estate, at cost	$2,515,861	$—	$29,845	$—	$2,545,706	$(253,501)	$2,292,205

Total assets	$2,703,455	$—	$43,749	$51,969	$2,799,173	$(97,636)	$2,701,537

Capital expenditures	$19,151	$—	$—	$—	$19,151	$(898)	$18,253

Acquisitions	$1,944,932	$—	$—	$—	$1,944,932	$—	$1,944,932

Back to Contents

14.         SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

For the Year Ended December 31, 2005 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (3)	Total

Revenues from continuing operations	$102,618	$103,104	$104,686	$119,251	$429,659

Revenues from discontinued operations	$3,009	$1,916	$1,714	$2,043	$8,682

Income from discontinued operations (1)	$1,299	$472	$3,611	$2,753	$8,135

Net income (2)	$11,398	$8,897	$17,896	$19,438	$57,629

Net income available to common shareholders (2)	$7,995	$5,494	$14,492	$16,035	$44,016

Income from discontinued operations per share - basic	$0.04	$0.01	$0.10	$0.07	$0.22

Income from discontinued operations per share - diluted	$0.04	$0.01	$0.10	$0.07	$0.22

Net income per share –basic	$0.22	$0.15	$0.39	$0.43	$1.19

Net income per share –diluted	$0.21	$0.14	$0.39	$0.43	$1.17

For the Year Ended December 31, 2004 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (3)	Total

Revenues from continuing operations	$95,513	$95,934	$98,955	$111,665	$402,067

Revenues from discontinued operations	$8,467	$7,948	$7,861	$1,984	$26,260

Income from discontinued operations	$2,218	$2,404	$2,044	$619	$7,285

Net income	$8,963	$11,393	$14,268	$19,164	$53,788

Net income available to common shareholders	$5,560	$7,989	$10,865	$15,761	$40,175

Income from discontinued operations per share - basic	$0.06	$0.07	$0.06	$0.02	$0.21

Income from discontinued operations per share - diluted	$0.06	$0.07	$0.06	$0.01	$0.20

Net income per share –basic	$0.16	$0.22	$0.30	$0.43	$1.11

Net income per share –diluted	$0.16	$0.21	$0.30	$0.43	$1.10

(1)	Includes gains (before minority interest) on sales of discontinued operations of approximately $3.7 million (3rd Quarter 2005) and $2.5 million (4th Quarter 2005).

Back to Contents

(2)
Includes gains (before minority interest) on sales of interests in real estate of approximately $0.1 million (1st Quarter 2005), $0.6 million (2nd Quarter 2005), $8.0 million (3rd Quarter 2005) and $1.4 million (4th Quarter 2005).

(3)	Fourth quarter revenues include a significant portion of annual percentage rents as most percentage rent minimum sales levels are met in the fourth quarter.

15.      SUBSEQUENT EVENTS

In March 2006, the Company entered into a second amendment to the terms of the Credit Facility. Pursuant to this amendment, the term of the Credit Facility has been extended to January 20, 2009, and the Company has an option to extend the term for an additional 14 months, provided that there is no event of default at that time. The previous termination date was November 20, 2007. The amendment also lowered the interest rate to between 0.95% and 1.40% per annum over LIBOR from 1.05% to 1.55% per annum over LIBOR, in both cases depending on the Company’s leverage. The amendment reduced the capitalization rate used to calculate Gross Asset Value (as defined in the Credit Facility) to 7.50% from 8.25%. The amendment also modified certain of the financial covenants of the Company in the credit facility agreement. The revised covenants reduce the minimum interest coverage and total debt ratios and allow for an increase in investments in partnerships.

In February 2006, the Company acquired approximately 540 acres of land in Gainesville, Florida for approximately $21.5 million, including closing costs.  The acquired parcels are collectively known as “Springhills.”  The Company continues to be involved in the process of obtaining the requisite entitlements for Springhills, with a goal of developing a mixed use project, including up to 1.5 million square feet of retail/commercial space, together with single and multifamily housing, office/institutional facilities, and hotel and industrial space.

In February 2006, the Company entered into a $90.0 million mortgage loan on Valley Mall in Hagerstown, Maryland.  The mortgage note has an interest rate of 5.49% and a maturity date of February 2016.

In February 2006, the Company declared a quarterly cash dividend of $0.57 per common share and OP Unit for common shareholders and OP Unit holders of record on March 1, 2006.  In addition, the Company declared a regular quarterly dividend of $1.375 per share on its 11% senior preferred shares for holders of record on March 1, 2006.  All dividends and distributions will be paid on March 15, 2006.

In January 2006, the Company acquired approximately 155 additional acres in New Garden Township, Pennsylvania for $23.5 million, including closing costs.  Of the purchase price, $11.6 million is payable to the seller by January 2007.

In January 2006, the Company entered into an agreement for the sale of Schuylkill Mall (one of the Non-Core properties) in Frackville, Pennsylvania for $18.2 million. In July 2005, a prior agreement for the sale of this mall was terminated.

In January 2006, the Company sold 11 acres associated with the land parcel in Florence, South Carolina that was acquired in March 2004 (see Note 2 under “Development Activities”) for $2.1 million.

Back to Contents

Schedule III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
INVESTMENTS IN REAL ESTATE
As of December 31, 2005

(in thousands of dollars)

	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance	Date of Construction/ Acquisition	Life of Depreciation

Retail Properties:
Beaver Valley Mall	$10,822	$42,877	$2 ,304	$10,550	$45,452	$5,844	$46,378	2002	30
Capital City Mall	12,032	65,575	11,020	12,032	76,596	4,550	52,237	2003	40
Chambersburg Mall	5,660	26,218	3,361	5,674	29,565	2,094	18,360	2003	40
Cherry Hill Mall	27,538	175,308	6,838	27,538	182,145	13,478	199,556	2003	40
Christiana Power Center	12,829	27,975	(99)	12,829	27,876	6,526	—	1998	40
Commons at Magnolia	601	3,415	5,768	601	9,184	1,732	—	1999	40
Creekview Shopping Center	1,380	15,290	2,426	1,380	17,715	3,772	—	1998	40
Crest Plaza Shopping Center	242	—	16,019	242	16,018	2,476	—	1964	40
Crossroads Mall	5,054	22,496	4,718	5,054	27,215	2,318	13,202	2003	40
Cumberland Mall	8,711	43,889	2,636	8,711	46,525	1,082	47,100	2005	40
Dartmouth Mall	7,015	28,328	25,205	7,015	53,533	13,719	67,436	1998	40
Echelon Mall	2,854	13,777	1,544	2,774	15,401	3,043	—	2003	40
Exton Square Mall	21,460	121,326	2,042	21,460	123,369	9,699	97,235	2003	40
Francis Scott Key Mall	9,786	47,526	4,950	9,784	52,478	3,624	32,130	2003	40
Gadsden Mall	8,617	41,402	430	8,617	41,831	1,016	—	2005	40
The Gallery at Market East I	—	48,242	141	—	48,383	3,420	—	2003	40
The Gallery at Market East II	—	27,895	1,756	—	29,651	1,160	—	2005	40
Jacksonville Mall	9,974	47,802	9,496	9,974	57,298	4,109	24,786	2003	40
Logan Valley Mall	13,267	68,449	10,200	13,267	78,649	6,449	52,326	2003	40
Lycoming Mall	8,894	43,440	4,883	8,894	48,323	3,207	32,130	2003	40
Magnolia Mall	9,279	44,165	12,143	15,203	50,383	10,986	65,653	1998	40
Moorestown Mall	11,368	62,995	2,291	11,368	65,286	8,066	61,898	2003	40
New River Valley Mall	4,933	23,176	3,397	4,933	26,573	1,834	15,606	2003	40
Nittany Mall	6,064	30,283	3,240	5,020	34,567	2,281	27,540	2003	40
North Hanover Mall	4,565	20,990	3,461	4,565	24,450	1,842	18,360	2003	40
Northeast Tower Center	8,265	22,066	3,330	8,265	25,396	4,240	16,065	1998	40
Orlando Fashion Square	—	108,470	1,214	—	109,719	3,125	—	2005	40
Palmer Park Mall	3,747	18,805	10,991	3,747	29,797	7,637	17,259	2003	40
Patrick Henry Mall	16,074	86,643	22,180	16,063	115,040	5,976	46,359	2003	40
Paxton Towne Centre	15,719	36,438	1,736	15,221	38,672	7,622	—	1998	40
Phillipsburg Mall	7,633	38,093	3,436	7,633	41,529	2,914	27,540	2003	40
Plymouth Meeting Mall	25,413	53,012	3,322	25,785	55,961	6,246	—	2003	40
South Blanding Village	2,946	6,138	421	2,946	6,558	3,594	—	1988	40
South Mall	7,369	20,720	2,420	7,848	22,662	1,627	13,770	2003	40
The Mall at Prince Georges	13,066	57,884	21,725	13,066	79,609	15,668	40,842	1998	40
Uniontown Mall	—	30,761	4,366	—	35,127	2,615	22,032	2003	40
Valley Mall	13,187	60,658	12,495	13,187	73,114	5,930	—	2003	40
Valley View Mall	9,880	46,817	4,469	9,880	51,286	3,399	36,400	2003	40
Viewmont Mall	12,112	61,519	3,680	12,112	65,199	4,069	27,540	2003	40
Washington Crown Center	5,793	28,673	8,072	5,793	36,745	3,984	—	2003	40
Willow Grove Park	26,748	131,189	18,171	26,747	149,359	16,686	160,000	2003	40
Wiregrass Commons	6,535	28,759	2,164	6,528	30,931	2,245	—	2003	40
Woodland Mall	35,540	124,503	—	35,540	124,504	24	—	2005	40
Wyoming Valley Mall	14,153	73,035	4,520	14,153	77,583	4,860	52,326	2003	40
Development Properties:
Lacey Power Center	12,666	3,374	—	12,666	3,374	—	—	2005	n/a
New Garden	6,662	2,021	—	6,662	2,021	—	—	2005	n/a
New River Valley	4,345	155	—	4,345	155	—	—	2005	n/a
Plaza at Magnolia	3,808	656	—	3,808	656	—	—	2005	n/a

Total	$454,606	$2,133,228	$268,882	$459,480	$2,403,463	$220,788	$1,332,066
Land Held for Development:
Chambersburg - Mall Land	3,843	—	—	3,843	—	—	—	2003	n/a
Lycoming Mall - Land	1,381	—	—	1,381	—	—	—	2003	n/a
Viewmont Mall - Land	392	—	—	392	—	—	—	2003	n/a

Total	$5,616	$—	$—	$5,616	$—	$—	$—

Investments in Real Estate	$460,222	$2,133,228	$268,882	$465,096	$2,403,463	$220,788	$1,332,066
Retail Properties Held for Sale:
Schuylkill Mall	$3,197	$11,841	$(6,770)	$2,011	$6,257	$—	$17,114	2003	n/a
P&S Office Building	225	1,279	—	225	1,279	—	—	2005	40

Total Held for Sale	$3,422	$13,120	$(6,770)	$2,236	$7,536	$—	$17,114
Grand Total	$463,644	$2,146,348	$262,112	$467,332	$2,410,999	$220,788	$1,349,180

S - 1

Back to Contents

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $2,883.6 million and $2,284.6 million, respectively, at December 31, 2005 and $2,451.9 million and $1,901.6 million, respectively, at December 31, 2004, respectively. The changes in total real estate and accumulated depreciation for the years ended December 31, 2005, 2004, and 2003 are as follows:

	For the Year Ended December 31,

(in thousands of dollars) Total Real Estate Assets:	2005	2004	2003

Balance, beginning of period	$2,541,684	$2,411,093	$739,429
Acquisitions (1)	294,022	196,991	1,949,936
Improvements and development	78,025	37,549	18,253
Dispositions	(35,400)	(103,949)	(296,525)

Balance, end of period	$2,878,331	$2,541,684	$2,411,093

Investments in real estate	$2,868,559	$2,533,576	$2,292,205
Investments in real estate included in assets held-for-sale	9,772	8,108	118,888

	$2,878,331	$2,541,684	$2,411,093

(1)	Includes purchase price reallocations to/from intangible assets acquired in 2003.

	For the Year Ended December 31,
(in thousands of dollars)
Accumulated Depreciation:	2005	2004	2003

Balance, beginning of period	$150,885	$78,416	$136,733
Depreciation Expense	76,903	72,747	29,862
Acquisitions	—	—	10,159
Dispositions	(7,000)	(278)	(98,338)

Balance, end of period	$220,788	$150,885	$78,416

S - 2

Back to Contents

Exhibit Number	Description

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm)

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.