Form 10-Q
period 2006-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2006-05-10
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ___________________

Commission File Number: 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-6216339 (I.R.S. Employer Identification No.)

200 South Broad Street Philadelphia, PA (Address of principal executive offices)	19102 (Zip Code)

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

Yes          No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common shares of beneficial interest, $1.00 par value per share; outstanding at May 3, 2006: 36,646,480

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Back to Contents

Part I – Financial Information

Item 1. Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,829,729	$2,807,575
Construction in progress	118,894	55,368
Land held for development	5,616	5,616

Total investments in real estate	2,954,239	2,868,559
Accumulated depreciation	(242,583)	(220,788)

Net investments in real estate	2,711,656	2,647,771

INVESTMENTS IN PARTNERSHIPS, at equity	40,631	41,536

OTHER ASSETS:
Cash and cash equivalents	25,235	21,642
Rents and other receivables (net of allowance for doubtful accounts of $10,836 and $10,671 at March 31, 2006 and December 31, 2005, respectively)	37,239	46,492
Intangible assets (net of accumulated amortization of $83,570 and $72,308 at March 31, 2006 and December 31, 2005, respectively)	162,719	173,594
Deferred costs and other assets	82,959	69,792
Assets held for sale	2,081	17,720

Total assets	$3,062,520	$3,018,547

LIABILITIES:
Mortgage notes payable	$1,589,434	$1,332,066
Debt premium on mortgage notes payable	36,702	40,066
Credit Facility	238,000	342,500
Corporate notes payable	—	94,400
Liabilities related to assets held for sale	450	18,233
Tenants’ deposits and deferred rents	15,139	13,298
Investments in partnerships, deficit balances	13,166	13,353
Accrued expenses and other liabilities	85,825	69,435

Total liabilities	1,978,716	1,923,351

MINORITY INTEREST:
Minority interest in Operating Partnership	113,041	115,304
Minority interest in properties	2,863	3,016

Total minority interest	115,904	118,320

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 36,660 shares at March 31, 2006 and 36,521 shares at December 31, 2005, respectively	36,660	36,521
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005, respectively	25	25
Capital contributed in excess of par	901,659	899,439
Accumulated other comprehensive income	16,707	4,377
Retained earnings	12,849	36,514

Total shareholders’ equity	967,900	976,876

Total liabilities, minority interest and shareholders’ equity	$3,062,520	$3,018,547

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

REVENUE:
Real estate revenues:
Base rent	$71,113	$66,278
Expense reimbursements	33,649	30,942
Percentage rent	2,138	2,334
Lease termination revenue	1,810	496
Other real estate revenues	3,694	2,928

Total real estate revenues	112,404	102,978
Management company revenues	771	857
Interest and other income	389	190

Total revenues	113,564	104,025

EXPENSES:
Property operating expenses:
CAM and real estate taxes	(31,352)	(28,192)
Utilities	(5,766)	(5,415)
Other operating expenses	(5,941)	(5,650)

Total property operating expenses	(43,059)	(39,257)
Depreciation and amortization	(32,848)	(25,990)
Other expenses:
General and administrative expenses	(10,363)	(9,218)
Executive separation	(3,985)	—
Income taxes	(78)	—

Total other expenses	(14,426)	(9,218)
Interest expense	(24,123)	(19,666)

Total expenses	(114,456)	(94,131)
(Loss) income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	(892)	9,894
Equity in income of partnerships	1,683	1,650
Gains on sales of interests in real estate	61	61

Income before minority interest and discontinued operations	852	11,605
Minority interest	(381)	(1,352)

Income from continuing operations	471	10,253
Income from discontinued operations:
Operating results from discontinued operations	190	1,291
Minority interest	(20)	(146)

Income from discontinued operations	170	1,145

Net income	641	11,398
Dividends on preferred shares	(3,403)	(3,403)

Net (loss allocable) income available to common shareholders	$(2,762)	$7,995

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

EARNINGS (LOSS) PER SHARE

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

Income from continuing operations	$471	$10,253
Dividends on preferred shares	(3,403)	(3,403)

(Loss) income from continuing operations (allocable) available to common shareholders	(2,932)	6,850
Dividends on unvested restricted shares	(288)	(242)

(Loss) income from continuing operations used to calculate earnings per share	(3,220)	6,608
Minority interest in properties – continuing operations	—	45

(Loss) income from continuing operations used to calculate earnings per share – diluted	$(3,220)	$6,653

Income from discontinued operations	$170	$1,145

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.08)	$0.19
Income from discontinued operations	—	0.03

	$(0.08)	$0.22

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.08)	$0.18
Income from discontinued operations	—	0.03

	$(0.08)	$0.21

Weighted-average shares outstanding – basic	36,099	35,972
Effect of common share equivalents	— (1)	651

Weighted-average shares outstanding – diluted	36,099	36,623

(1)	For the three months ended March 31, 2006, there is a net loss allocable to common shareholders. The effect of common share equivalents would be antidilutive, so there is no impact of common share equivalents on the calculation of diluted loss per share for the three months ended March 31, 2006.

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

Cash Flows from Operating Activities:
Net income	$641	$11,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,256	19,074
Amortization	7,320	2,959
Straight-line rent adjustments	(613)	(1,004)
Provision for doubtful accounts	819	922
Amortization of deferred compensation	3,202	908
Minority interest	401	1,498
Gains on sales of interests in real estate	(61)	(61)
Change in assets and liabilities:
Net change in other assets	9,853	(455)
Net change in other liabilities	(4,116)	(13,018)

Net cash provided by operating activities	39,702	22,221

Cash Flows from Investing Activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(802)	(61,759)
Investments in consolidated real estate improvements	(5,638)	(5,113)
Additions to construction in progress	(43,342)	(2,827)
Investments in partnerships	(198)	(336)
Increase in cash escrows	(1,683)	(3,124)
Capitalized leasing costs	(1,257)	(826)
Additions to leasehold improvements	(69)	(903)
Cash distributions from partnerships in excess of equity in income	963	1,825
Cash proceeds from sales of consolidated real estate investments	1,874	68

Net cash used in investing activities	(50,152)	(72,995)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(6,245)	(4,903)
Proceeds from mortgage notes payable	246,500	—
Repayment of mortgage notes payable	—	(58,791)
Repayment of corporate notes payable	(94,400)	—
Net (repayment) borrowing from Credit Facility	(104,500)	131,000
Payment of deferred financing costs	(1,106)	(1,280)
Shares of beneficial interest issued	1,582	1,199
Shares of beneficial interest repurchased	(955)	(816)
Operating partnership units redeemed	(247)	—
Distributions paid to common shareholders	(20,904)	(19,686)
Distributions paid to preferred shareholders	(3,403)	(3,403)
Distributions paid to operating partnership unit holders and minority partners	(2,279)	(2,476)

Net cash provided by financing activities	14,043	40,844

Net change in cash and cash equivalents	3,593	(9,930)
Cash and cash equivalents, beginning of period	21,642	40,340

Cash and cash equivalents, end of period	$25,235	$30,410

See accompanying notes to consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.	BASIS OF PRESENTATION:

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2005. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. As of March 31, 2006, the Company’s operating portfolio consisted of a total of 52 properties. The retail portion of the Company’s portfolio contains 51 properties in 13 states and includes 39 shopping malls and 12 power and strip centers. The Company also owns one office property acquired as part of a mall acquisition that is classified as held for sale.

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

The Company’s interests in its properties are held through PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership, and, as of March 31, 2006, the Company held an 89.8% interest in the Operating Partnership and consolidated it for financial reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the other limited partners of the Operating Partnership has the right to redeem his/her units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units, and in other cases immediately.

The Company provides its management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that the Company consolidates for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that the Company does not consolidate for financial reporting purposes,

Back to Contents

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

SFAS No. 123(R) and SAB No. 107

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments, which was permitted under SFAS No. 123, is no longer an alternative. As originally issued by the FASB, SFAS No. 123(R) was effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that were not fully vested as of July 1, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance related to share-based payment arrangements for reporting companies. Also in March 2005, the SEC permitted reporting companies, and the Company elected, to defer adoption of SFAS No. 123(R) until the beginning of their next fiscal year, which, for the Company, was January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of such awards previously calculated in connection with the development of the prior pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company has completed its assessment of the impact of SFAS No. 123(R), and has determined that the impact is not material.

3.	REAL ESTATE ACTIVITIES:

Investments in real estate as of March 31, 2006 and December 31, 2005 were comprised of the following:

(in thousands of dollars)	March 31, 2006	December 31, 2005

Buildings, improvements and construction in progress	$2,458,981	$2,401,191
Land, including land held for development	495,258	467,368

Total investments in real estate	2,954,239	2,868,559
Less: accumulated depreciation	(242,583)	(220,788)

Net investments in real estate	$2,711,656	$2,647,771

Acquisitions

The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the acquisitions.

2005 Acquisitions

In December 2005, the Company acquired Woodland Mall in Grand Rapids, Michigan, with 1.2 million square feet, for $177.4 million. The Company funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from its Credit Facility, and the remainder from its available working capital. These notes were subsequently repaid. See Note 5. Of the purchase price amount, $6.1 million was allocated to the value of in-place leases, $6.2 million was allocated to above-market leases and $6.6 million was allocated to below-market leases.

Back to Contents

In May 2005, the Company exercised its option to purchase 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for $5.9 million. The Company used available working capital to fund this purchase.

In March 2005, the Company acquired Gadsden Mall in Gadsden, Alabama, with 0.5 million square feet, for $58.8 million. The Company funded the purchase price from its Credit Facility. Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, a 40,000 square foot office building that the Company considers to be non-strategic, and which the Company has classified as held-for-sale for financial reporting purposes.

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ” (“SFAS No.144”), the Company has presented as discontinued operations the operating results of Festival at Exton, the Industrial Properties and the P&S Office Building acquired in connection with the Gadsden Mall transaction.

Back to Contents

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	For the Three Months Ended March 31,

(in thousands of dollars)	2006	2005

Real estate revenues	$198	$1,602
Expenses:
Property operating expenses	(8)	(189)
Depreciation and amortization	—	(122)

Total expenses	(8)	(311)
Operating results from discontinued operations	190	1,291
Minority interest	(20)	(146)

Income from discontinued operations	$170	$1,145

Schuylkill Mall

During the first quarter of 2006, the Company reclassified Schuylkill Mall in Frackville, Pennsylvania from held for sale to held and used for accounting purposes. The Company reached this decision because the previously disclosed January 2006 agreement to sell the property was terminated, and the property no longer meets the conditions for an exception to the one-year classification requirement in SFAS No. 144. The Company intends to continue to actively market Schuylkill Mall for sale, but at this time, it cannot determine if or when a sale will be consummated. For balance sheet purposes, as of March 31, 2006, the assets and liabilities of Schuylkill Mall were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because Schuylkill Mall was considered held for sale as of December 31, 2005, no reclassifications related to Schuylkill Mall were made as of that date. For income statement purposes, the results of operations for Schuylkill Mall are presented in continuing operations for all periods presented. In the first quarter of 2006, the Company recorded depreciation and amortization expense of $2.8 million to reflect the depreciation and amortization during all of the period that Schuylkill Mall was held for sale. Schuylkill Mall’s real estate and intangible assets had net book values of $7.6 million and $3.8 million, respectively, as of March 31, 2006.

Development Activity

As of March 31, 2006, the Company had capitalized $88.2 million related to construction and development activities. Of this amount, $3.3 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, $82.6 million is included in construction in progress and $2.3 million is included in Investments in partnerships, at equity. Non-refundable deposits on land purchase contracts were $0.5 million at March 31, 2006.

In February 2006, the Company acquired 540 acres of land in Gainesville, Florida for $21.5 million, including closing costs. The Company expects to develop a mixed use project on this land.

In transactions that closed between June 2005 and January 2006, the Company acquired a total of 188 acres in New Garden Township, Pennsylvania for $30.1 million in cash, including closing costs, $11.6 million of which is payable to the seller by January 2007. The Company is still in the process of obtaining various entitlements for its concept for this property, which includes retail and mixed use components.

In transactions that closed between May and August 2005, the Company acquired 45 acres in Lacey Township, New Jersey for $11.6 million in cash, including closing costs. In December 2005, Lacey Township authorized the Company to construct a retail center of up to 0.3 million square feet on this land, including a 0.1 million square foot Home Depot. Also, in December 2005, the Company announced that it began construction of a new retail center anchored by Home Depot. The Company is currently awaiting an additional state permit before continuing with construction.

Back to Contents

In August 2005, the Company acquired a 15 acre parcel in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million, including closing costs. The Company plans to develop a power center on this parcel.

Capitalization of Costs

Costs incurred that are directly related to development and redevelopment projects for interest, real estate taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects.

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

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,

(in thousands of dollars)	2006	2005

Development/Redevelopment:
Salaries and benefits	$420	$387
Real estate taxes	$99	$215
Interest	$1,444	$390

Leasing:
Salaries and benefits	$1,257	$826

Back to Contents

4.	INVESTMENTS IN PARTNERSHIPS:

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of March 31, 2006 and December 31, 2005:

(in thousands of dollars)	March 31, 2006	December 31, 2005

ASSETS:
Investments in real estate, at cost:
Retail properties	$326,557	$314,704
Construction in progress	3,151	2,927

Total investments in real estate	329,708	317,631
Accumulated depreciation	(65,510)	(62,554)

Net investments in real estate	264,198	255,077
Cash and cash equivalents	4,664	4,830
Deferred costs, and other assets, net	29,985	37,634

Total assets	298,847	297,541

LIABILITIES AND PARTNERS’ EQUITY:
Mortgage notes payable	(267,845)	(269,000)
Other liabilities	(18,082)	(13,942)

Total liabilities	(285,927)	(282,942)

Net equity (deficit)	12,920	14,599
Less: partners’ share	(6,464)	(7,303)

Company’s share	6,456	7,296
Excess investment (1)	13,891	13,701
Advances	7,118	7,186

Net investments and advances	$27,465	$28,183

Investment in partnerships, at equity	$40,631	$41,536
Partnership investments with deficit balances	(13,166)	(13,353)

Net investments and advances	$27,465	$28,183

(1)

Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties within the partnership, and the amortization is included in “Equity in income of partnerships.”

Back to Contents

The following table summarizes the Company’s share of equity in income of partnerships for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,

(in thousands of dollars)	2006	2005

Real estate revenues	$16,217	$14,534
Expenses:
Property operating expenses	(4,606)	(4,709)
Interest expense	(4,802)	(4,142)
Depreciation and amortization	(3,313)	(2,219)

Total expenses	(12,721)	(11,070)

Net income	3,496	3,464
Partners’ share	(1,748)	(1,746)

Company’s share	1,748	1,718
Amortization of excess investment	(65)	(68)

Equity in income of partnerships	$1,683	$1,650

Acquisition

In November 2005, the Company and its partner acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, the Company and its acquisition partner, obtained a $76.5 million mortgage loan. The Company funded the remainder of its share of the purchase price with $5.0 million in borrowings from its Credit Facility. Of the purchase price amount, $2.9 million was allocated to the value of in-place leases, $0.4 million was allocated to above-market leases and $4.5 million was allocated to below-market leases.

Dispositions

In July 2005, the Company sold its 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of $22.6 million. The net cash proceeds to the Company were $3.9 million. The Company recorded a gain of $5.0 million in the third quarter of 2005 from this transaction.

In July 2005, a partnership in which the Company has a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. The Company’s share of the proceeds was $9.5 million, representing a reimbursement for the $5.0 million of costs and expenses it incurred previously in connection with the project and a gain on sale of non-operating real estate of $4.5 million.

5.	CREDIT FACILITY AND MORTGAGE NOTES PAYABLE:

In March 2006, the Company entered into a second amendment to the terms of the Credit Facility. Pursuant to this amendment, the term of the Credit Facility has been extended to January 20, 2009, and the Company has an option to extend the term for an additional 14 months, provided that there is no event of default at that time. The previous termination date was November 20, 2007. The amendment also lowered the interest rate to between 0.95% and 1.40% per annum over LIBOR from 1.05% to 1.55% per annum over LIBOR, in both cases depending on the Company’s leverage. The amendment reduced the capitalization rate used to calculate Gross Asset Value (as defined in the Credit Facility agreement) to 7.50% from 8.25%. The amendment also modified certain of the financial covenants of the Company in the Credit Facility agreement. The revised covenants reduce the minimum interest coverage and total debt ratios and allow for an increase in investments in partnerships.

Back to Contents

In March 2006, the Company entered into a $156.5 million first mortgage loan that is secured by Woodland Mall in Grand Rapids, Michigan. The loan has an interest at a rate of 5.58% and has a 10 year term. The loan terms provide for interest-only payments for three years and then repayment of principal based on a 30-year amortization schedule. The Company used a portion of the loan proceeds to repay two 90-day corporate notes (see Note 3). The Company used the remaining proceeds to repay a portion of the amount outstanding under the Credit Facility and for general corporate purposes.

In February 2006, the Company entered into a $90.0 million mortgage loan on Valley Mall in Hagerstown, Maryland. The mortgage note has an interest rate of 5.49% and a maturity date of February 2016. The loan terms provide for interest-only payments for two years and then repayment of principal based on a 30-year amortization schedule. The proceeds were used to repay a portion of the amount outstanding under the Credit Facility and for general corporate purposes.

6.	COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,

(in thousands of dollars)	2006	2005

Net income	$641	$11,398
Unrealized gain on derivatives	12,322	—
Other comprehensive income	9	9

Total comprehensive income	$12,963	$11,407

7.	CASH FLOW INFORMATION:

Cash paid for interest was $27.4 million (net of capitalized interest of $1.4 million) and $23.4 million (net of capitalized interest of $0.4 million), for the three months ended March 31, 2006 and 2005, respectively.

Significant non-cash transactions

In connection with the acquisition of Cumberland Mall in February 2005, the Company assumed mortgage loans of $47.7 million and issued OP Units valued at $11.0 million.

8.	RELATED PARTY TRANSACTIONS:

General

PRI provides management, leasing and development services for 13 properties owned by partnerships and other entities in which certain officers or trustees of the Company and PRI or their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.1 million and $0.3 million for the three month periods ended March 31, 2006 and 2005, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Total rent expense under this lease was $0.4 million in each of the three months ended March 31, 2006 and 2005. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $40,000 in the three months ended March 31, 2005 for flight time used by employees on Company-related business. No payments have been made to date for flight time in the first three months of 2006.

Back to Contents

Executive Separation

On March 1, 2006, the Company announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company, effective April 15, 2006. In connection with Mr. Weller’s retirement, on February 28, 2006, the Company entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from the Company’s Board of Trustees, effective as of March 8, 2006, the date on which the Separation Agreement became irrevocable. The Company recorded an expense of $4.0 million in connection with Mr. Weller’s separation with the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the OPP (see Note 11). Mr. Weller’s outstanding options will remain exercisable for 180 days after April 15, 2006, or until they expire, whichever comes first, and he will remain eligible to receive performance shares under the Company’s 2005-2008 Outperformance Program. In connection with the Separation Agreement, the Amended and Restated Employment Agreement by and between the Company and Mr. Weller dated as of January 1, 2004 was terminated, effective as of March 8, 2006.

9.	COMMITMENTS AND CONTINGENCIES:

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2006, the remainder to be paid against such contractual and other commitments was $33.0 million, which is expected to be financed through the Credit Facility or through short-term construction loans.

Tax Protection Agreements

The Company has entered into tax protection agreements in connection with certain property acquisitions. Under these agreements, the Company has agreed not to dispose of certain protected properties in a taxable transaction until certain dates. In some cases, members of the Company’s senior management and/or board of trustees are the beneficiaries of these agreements.

Other

In connection with the merger (the “Merger”) with Crown American Realty Trust (“Crown”) that closed in November 2003, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. This retained interest is subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company has the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown’s former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla, a trustee of the Company, and his affiliates control Crown’s former operating partnership. The remaining partners of Crown’s former operating partnership are entitled to receive distributions from the two partnerships that own the 12 shopping malls. The amount of the distributions is based on the distributions made by the Company’s operating partnership and amounted to $0.2 million in each of the three month periods ended March 31, 2006 and 2005.

In the normal course of business, the Company has become and may, in the future, become involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Financial instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of financial instruments are recognized currently in earnings, unless the financial instrument meets the criteria for hedge accounting contained in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). If the financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the financial instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

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

In March 2006, the Company entered into six forward-starting interest rate swap agreements that have a blended 10-year swap rate on a notional amount of $150.0 million of 5.3562% settling no later than December 10, 2008.

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

The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on March 31, 2006 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.

The Company’s swaps will be settled in cash for the present value of the difference between the locked swap rate and the then-prevailing rate on or before the cash settlement dates corresponding to the dates of issuance of new long-term debt obligations. If the prevailing market interest rate exceeds the rate in the swap agreement, then the counterparty will make a payment to the Company. If it is lower, the Company will pay the counterparty. The settlement amounts will be amortized over the life of the debt as a yield adjustment.

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

Back to Contents

The counterparties to these swaps are all major financial institutions and participants in the Credit Facility. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2006. The notional amounts at March 31, 2006 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value at March 31, 2006		Fair Value at December 31, 2005	Interest Rate	Effective Date	Cash Settlement Date

Agreements entered in May 2005:

Swap-Cash Flow	$50 million	$2.6	million	$1.0 million	4.6830%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million	2.1	million	1.0 million	4.6820%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$20 million	2.3	million	0.4 million	4.7025%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million	2.6	million	0.7 million	4.8120%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	1.0	million	0.7 million	4.7850%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	0.9	million	0.3 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$45 million	2.0	million	0.6 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$10 million	0.4	million	0.2 million	4.8400%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	2.3	million	0.7 million	4.7900%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	1.1	million	0.3 million	4.8220%	September 10, 2008	December 10, 2008

		$17.3		$5.9 million
Agreements entered in March 2006:

Swap-Cash Flow	$50 million	$0.4	million	N/A	5.3380%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	0.2	million	N/A	5.3500%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	0.1	million	N/A	5.3550%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	0.1	million	N/A	5.3750%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	0.1	million	N/A	5.3810%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	0.1	million	N/A	5.3810%	September 10, 2008	December 10, 2008

		$1.0	million	N/A

Total		$18.3	million	$5.9 million

As of March 31, 2006 and December 31, 2005, the estimated unrealized gain attributed to the cash flow hedges was $18.3 million and $5.9 million, respectively, and has been included in deferred costs and other assets and accumulated other comprehensive income in the accompanying consolidated balance sheets. The increase in the value from December 31, 2005 to March 31, 2006 is due to an increase in market interest rates during the first three months of 2006 and due to the addition of the swaps that the Company entered into in March 2006, which were valued at $1.0 million as of March 31, 2006.

11.	STOCK-BASED COMPENSATION

In January 2005, the Company’s Board of Trustees approved the 2005–2008 Outperformance Program (“OPP”), a performance-based incentive compensation program that is designed to pay a bonus (in the form of common shares of beneficial interest) if the Company’s total return to shareholders (as defined in the OPP) exceeds certain thresholds over a four-year measurement period beginning on January 1, 2005. The Board of Trustees amended the OPP in March 2005. The Company measures and records compensation expense over the four year period in accordance with the provisions of SFAS 123(R). The Company accrued $0.2

Back to Contents

million and $0.9 million of compensation expense related to the OPP for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

The Company’s 2003 Equity Incentive Plan provides for the granting of, among other things, restricted share awards and options to purchase shares of beneficial interest to key employees and non-employee trustees of the Company. An additional five plans formerly provided for awards of restricted shares or options, under which options remain exercisable and some restricted shares remain outstanding and subject to restrictions. The Company has an additional plan that provides for grants of restricted shares to its non-employee trustees.

In the three months ended March 31, 2006, 126,025 restricted shares were issued to certain employees and trustees as incentive compensation. The restricted shares were awarded at their fair value, which ranged from $40.60 to $41.75 per share. The restricted shares vest in equal annual installments over periods of two to five years. The Company recorded compensation expense of $2.2 million and $0.9 million in the three months ended March 31, 2006 and 2005 related to these restricted share awards and awards made in prior periods.

The following table presents the aggregate number of shares reserved for issuance and the number of shares that remained available for future awards under the two plans that had shares available as of March 31, 2006:

	2003 Equity Incentive Plan	Restricted Share Plan For Nonemployee Trustees

Shares reserved for issuance	2,500,000	50,000
Available for grant at March 31, 2006	1,790,106	15,000

Options are granted at the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than ten years from the grant date. Changes in options outstanding from January 1, 2006 through March 31, 2006 were as follows:

	Weighted Average Exercise Price	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1998 Stock Option Plan	1997 Stock Option Plan	1990 Employees Plan	1990 Nonemployee Trustee Plan

Options outstanding at January 1, 2006	$23.70	18,974	100,000	35,300	201,000	26,105	49,875
Options exercised	23.75	(1,074)	—	(3,500)	(4,700)	(2,500)	—

Options outstanding at March 31, 2006	$23.36	17,900	100,000	31,800	196,300	23,605	49,875

As of March 31, 2006, exercisable options to purchase 403,230 shares of beneficial interest with an aggregate exercise price of $9.2 million (average exercise price of $22.90 per share) were outstanding.

As of March 31, 2006, an aggregate of outstanding exercisable and unexercisable options to purchase 419,480 shares of beneficial interest with a weighted average remaining contractual life of 2.81 years (weighted average exercise price of $23.36 per share) and an aggregate exercise price of $9.8 million were outstanding.

Back to Contents

The following table summarizes information relating to all options outstanding as of March 31, 2006:

	Options Outstanding as of March 31, 2006		Options Exercisable as of March 31, 2006

Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)

$13.00-$18.99	113,477	$17.66	113,477	$17.66	4.48
$19.00-$28.99	286,003	24.76	283,503	24.47	1.79
$29.00-$38.99	20,000	35.62	6,250	34.83	7.83

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. Our operating portfolio currently consists of a total of 52 properties. The retail portion of our portfolio contains 51 properties in 13 states and includes 39 shopping malls and 12 power and strip centers. We also own one office property acquired as part of a mall acquisition that we consider non-strategic and classify as held-for-sale. The retail properties have a total of 34.5 million square feet, of which we and partnerships or tenancy in common arrangements (collectively, “partnerships”) in which we own an interest own 25.9 million square feet.

The retail properties that we consolidate for financial reporting purposes have 30.1 million square feet, of which we own 23.1 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have 4.4 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of March 31, 2006, held an 89.8% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 operating retail properties in our portfolio through unconsolidated partnerships with third parties in which we own a 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the income statement caption entitled “Equity in income of partnerships” rather than consolidating the results of the unconsolidated partnerships with our results. Our investments in these entities are

Back to Contents

recorded in the balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Investments in partnerships, deficit balances.”

For further information regarding our unconsolidated partnerships, see Note 4 to our consolidated financial statements.

We provide our management, leasing and development services through PREIT Services, LLC, which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. One of our long-term objectives is to obtain managerial control of as many of our assets as possible. Due to the nature of our existing partnership arrangements, we cannot anticipate when this objective will be achieved, if at all.

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

Our net income available (loss allocable) to common shareholders decreased by $10.8 million, or 135%, to a loss of $2.8 million for the three months ended March 31, 2006 from income of $8.0 million for the three months ended March 31, 2005. The decrease in our net income resulted primarily from the net impact of additional real estate revenues and additional operating, depreciation, amortization and interest expenses associated with properties acquired in 2005, the impact of ongoing redevelopment initiatives at 10 of our 39 mall properties, separation expenses associated with the retirement of Jonathan B. Weller, a Vice Chairman of the Company, and the impact of $2.8 million of depreciation and amortization from one property that was reclassified in the first quarter from discontinued operations to continuing operations.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

The Company records its acquisitions based on estimates of fair value as determined by management, using information available and based on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

We are actively involved in pursuing and evaluating additional acquisition opportunities. Our evaluation includes an analysis of whether the properties meet the investment criteria we apply, given economic, market and other circumstances.

2005 Acquisitions

In December 2005, we acquired Woodland Mall in Grand Rapids, Michigan, with 1.2 million square feet, for $177.4 million. We funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from our Credit Facility, and the remainder from our available working capital. We obtained long term financing on this property in March 2006 and used these funds to pay off the corporate notes of $94.4 million. Of the purchase price amount, $6.1 million was allocated to the value of in-place leases, $6.2 million was allocated to above-market leases and $6.6 million was allocated to below-market leases.

In November 2005, we and our partner acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, we and our partner obtained a $76.5 million mortgage loan. We funded the remainder of our share of the purchase price with $5.0 million in borrowings from our Credit Facility. Of the purchase price amount, $2.9 million was allocated to the value of in-place leases, $0.4 million was allocated to above-market leases and $4.5 million was allocated to below-market leases.

In May 2005, we exercised our option to purchase 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for $5.9 million. We used available working capital to fund this purchase.

Back to Contents

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

In February 2005, we purchased the 0.9 million square foot Cumberland Mall in Vineland, New Jersey and a vacant 1.7 acre parcel adjacent to the mall. The total price paid for the mall and the parcel was $59.5 million, including the assumption of $47.7 million in mortgage debt. We paid the $0.9 million purchase price of the adjacent parcel in cash. We paid the remaining portion of the purchase price for the mall using 272,859 units in PREIT Associates (“OP Units”), which were valued at $11.0 million. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. We also recorded a debt premium of $2.7 million in order to record Cumberland Mall’s mortgage at fair value.

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

Schuylkill Mall

During the first quarter of 2006, we reclassified Schuylkill Mall in Frackville, Pennsylvania from held for sale to held and used for accounting purposes. We reached this decision because the previously disclosed January 2006 agreement to sell the property was terminated, and the property no longer meets the conditions for an exception to the one-year classification requirement in SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We intend to continue to actively market Schuylkill Mall for sale, but at this time, we cannot determine if or when a sale will be consummated. For balance sheet purposes, as of March 31, 2006, the assets and liabilities of Schuylkill Mall were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because Schuylkill Mall was considered held for sale as of December 31, 2005, no reclassifications related to Schuylkill Mall were made as of that date. For income statement purposes, the results of operations for Schuylkill Mall are presented in continuing operations for all periods presented. In the first quarter of 2006, we recorded depreciation and amortization expense of $2.8 million to reflect the depreciation and amortization during all of the period that Schuylkill Mall was held for sale.

2005 Dispositions

In December 2005, we sold Festival at Exton in Exton, Pennsylvania for $20.2 million. We recorded a gain of $2.5 million from this sale.

In August 2005, we sold our four industrial properties (the “Industrial Properties”) for $4.3 million. We recorded a gain of $3.7 million from this transaction.

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

Back to Contents

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

Development and Redevelopment

We are engaged in the ground-up development of seven retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of March 31, 2006, we had incurred $86.0 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be in the range of $185.6 million in the aggregate, excluding the Gainesville, Florida and Pavilion at Market East projects because details of those projects and the related amounts have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

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

In February 2006, we acquired 540 acres of land in Gainesville, Florida for $21.5 million, including closing costs. The acquired parcels are collectively known as “Springhills.” We continue to be involved in the process of obtaining the requisite entitlements for Springhills, with a goal of developing a mixed use project, including up to 1.5 million square feet of retail/commercial space, together with single and multifamily housing, office/institutional facilities, and hotel and industrial space.

In transactions that closed between June 2005 and January 2006, we acquired a total of 188 acres in New Garden Township, Pennsylvania for $30.1 million in cash, including closing costs, $11.6 million of which is payable to the seller by January 2007. We are still in the process of obtaining various entitlements for our concept of this property, which includes retail and mixed use components.

In transactions that closed between May and August 2005, we acquired 45 acres in Lacey Township, New Jersey for $11.6 million in cash, including closing costs. In December 2005, we announced that we began construction of a new retail center anchored by Home Depot. Also in December 2005, Lacey Township authorized us to construct a retail center of up to 0.3 million square feet on this land, including a 0.1 million square foot Home Depot. We are currently awaiting an additional state permit before continuing with construction.

In August 2005, we acquired an 15 acre parcel in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million in cash, including closing costs. We plan to develop a power center on this property.

We are engaged in the redevelopment of 10 of our consolidated properties and expect to increase the number of such projects in the future. These projects may include the introduction of multifamily, office or other uses to our properties. Total costs for nine of these projects are estimated to be $184.4 million in the aggregate. We have not yet determined the estimated cost for the tenth project, which is the redevelopment of Echelon Mall.

Back to Contents

The following table summarizes our intended investment for redevelopment projects:

(in thousands of dollars) Project	Estimated Project Cost	Invested as of March 31, 2006	Initial Occupancy Date

Capital City Mall	$12,000	$8,400	Fourth Quarter 2005
Patrick Henry Mall	27,700	22,800	Fourth Quarter 2005
New River Valley Mall (1)	23,600	2,800	First Quarter 2006
Francis Scott Key Mall	3,500	500	Third Quarter 2006
Lycoming Mall	13,000	2,300	Third Quarter 2006
South Mall	6,900	500	Third Quarter 2006
Valley View Mall	4,300	1,300	Fourth Quarter 2006
Cherry Hill Mall	40,000	1,300	Fourth Quarter 2007
Plymouth Meeting Mall	53,400	19,400	Fourth Quarter 2007
Echelon Mall	To Be Determined	1,700	To Be Determined

		$61,000

(1)

Amounts do not include costs associated with New River Valley Retail Center, a proposed new development project with an estimated project cost of $26.8 million, and $4.6 million invested as of March 31, 2006.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2006, the remainder to be paid against such contractual and other commitments was $33.0 million, which is expected to be financed through our Credit Facility or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total remaining costs of $91.2 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in Note 4 to the consolidated financial statements and in the “Overview” section above.

Tax Protection Agreements

We have entered into tax protection agreements in connection with certain property acquisitions. Under these agreements, we have agreed not to dispose of certain protected properties in a taxable transaction until certain dates. In some cases, members of our senior management and/or board of trustees are the beneficiaries of these agreements.

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for 13 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or their immediate families have indirect ownership interests. Total revenues earned by PRI for such services were $0.1 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $0.4 million for each of the three months ended March 31, 2006 and 2005, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $40,000 in the three months ended March 31, 2005 for flight time used by employees on Company-related business. No payments were made for flight time in the first three months of 2006.

Executive Separation

On March 1, 2006, we announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company, effective April 15, 2006. In connection with Mr. Weller’s retirement, on February 28, 2006, we entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from our Board of Trustees, effective as of March 8, 2006, the date on which the Separation Agreement became irrevocable. We recorded an expense of $4.0 million in cash and common shares in connection with Mr. Weller’s separation from the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the 2005-2008 Outperformance Program. Mr. Weller’s outstanding options will remain exercisable for 180 days after April 15, 2006, or until they expire, whichever comes first, and he will remain eligible to receive performance shares under our 2005-2008 Outperformance Program. In connection with the Separation Agreement, the Amended and Restated Employment Agreement by and between us and Mr. Weller dated as of January 1, 2004 was terminated, effective as of March 8, 2006, the date on which the Separation Agreement became irrevocable.

Back to Contents

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

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2006 and 2005, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Please refer to our Annual Report on Form 10-K for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Overview

The results of operations for the three months ended March 31, 2006, and 2005 reflect changes due to the acquisition and disposition of real estate properties since January 1, 2005. In 2005, we acquired three retail properties, one office property, and a 50% ownership interest in one additional retail property; we disposed of four industrial properties, one strip center and our partnership interest in one additional retail property. Our results for the three months ended March 31, 2006 were also significantly affected by ongoing redevelopment initiatives that were in various stages at 10 of our 39 mall properties. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation. Furthermore, our results for the three months ended March 31, 2006 were affected by the $4.0 million of separation expenses associated with the retirement of a Vice Chairman of the Company, as well as $2.8 million of depreciation and amortization expense recorded during the period in connection with the reclassification of Schuylkill Mall from held for sale to held and used, reflecting depreciation and amortization during all of the period that Schuylkill Mall was classified as held for sale.

	Occupancy As of March 31.

	2006	2005

Retail portfolio (including anchors)	91.6%	91.8%
Enclosed malls - non redevelopment (excluding anchors)	86.5%	86.6%
Enclosed malls - redevelopment (10 properties) (excluding anchors)	81.9%	84.6%
Power centers	98.3%	97.6%

Back to Contents

The amounts reflected as income from continuing operations in the table below reflect income from properties wholly-owned by us or owned by partnerships that we consolidate for financial reporting purposes, with the exception of the properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

The following information summarizes our results of operations for the three month periods ended March 31, 2006 and 2005.

(in thousands of dollars)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	% Change 2005 to 2006

Real estate revenues	$112,404	$102,978	9%
Property operating expenses	(43,059)	(39,257)	10%
Management company revenue	771	857	(10%)
Interest and other income	389	190	105%
Other expenses	(10,441)	(9,218)	13%
Executive Separation	(3,985)	—	N/A
Interest expense	(24,123)	(19,666)	23%
Depreciation and amortization	(32,848)	(25,990)	26%
Equity in income of partnerships	1,683	1,650	2%
Gains on sales of interests in real estate	61	61	—
Minority interest	(381)	(1,352)	(72%)

Income from continuing operations	471	10,253	(95%)
Income from discontinued operations	170	1,145	(85%)

Net income	$641	$11,398	(94%)

Real Estate Revenues

Real estate revenues increased by $9.4 million, or 9%, in the first three months of 2006 as compared to the first three months of 2005, primarily due to an increase of $7.9 million from properties acquired in 2005, including Woodland Mall ($5.6 million), Gadsden Mall ($1.5 million) and Cumberland Mall ($0.8 million). Real estate revenues from properties that were owned by the Company prior to January 1, 2005 increased by $1.5 million, or 1.4%, primarily due to increases of $1.2 million in lease termination revenue and $0.6 million in other revenues, offset by a $0.2 million decrease in percentage rents and a $0.1 million decrease in base rents.

Lease termination revenue increased in the first three months of 2006 primarily due to $1.1 million of lease termination payments received from two merchants. Other revenues increased primarily due to the conversion of eight mall merchants associations to marketing funds effective January 1, 2006. These conversions resulted in increased marketing revenues of $0.6 million compared to the first three months of 2005. These increased marketing revenues were offset by a $0.6 million increase in marketing expenses (see below).

In connection with our redevelopment efforts, base rents at Echelon Mall decreased by $0.6 million, largely due to the effects of the early stages of the redevelopment initiative on in-line occupancy (52.2% as of March 31, 2006 and 62.9% as of March 31, 2005). Base rents were also affected by the sale of the Home Depot parcel at Northeast Tower Center that was sold in the second quarter of 2005, resulting in real estate revenues that were $0.3 million lower in 2006 as compared to 2005.

Back to Contents

Property Operating Expenses

Property operating expenses increased by $3.8 million, or 10%, in the first three months of 2006 as compared to the first three months of 2005, primarily due to an increase of $3.0 million from property acquisitions, including operating expenses at Woodland Mall ($2.2 million), Gadsden Mall ($0.5 million) and Cumberland Mall ($0.3 million). Property operating expenses for properties that we owned prior to January 1, 2005 increased by $0.8 million, or 2.2%, primarily due to a $0.4 million increase in real estate tax expense, a $0.3 million increase in repairs and maintenance expense and a $0.1 million increase in other operating expenses. This increase in other operating expenses resulted from a $0.6 million increase in marketing expenses (corollary to the $0.6 million marketing revenues referenced above), offset by decreases of $0.1 million in bad debt expense and $0.4 million in administrative expenses.

Other Expenses

Other expenses increased by $1.2 million, or 13%, in the first three months of 2006 as compared to the first three months of 2005. This increase was due to a $0.7 million increase in payroll expense related to increased salaries and headcount and a $0.5 million increase in miscellaneous expenses.

Executive Separation

Executive separation expense in the first three months of 2006 represents a $4.0 million expense related to separation costs associated with the retirement of one of the Company’s Vice Chairmen, Jonathan Weller.

Interest Expense

Interest expense increased by $4.5 million, or 23%, in the first three months of 2006 as compared to the same period in 2005. This increase was due to a $4.7 million increase primarily related to the financing of the acquisitions of Woodland Mall and Gadsden Mall with funds borrowed under the Credit Facility and two 90-day corporate notes issued as part of the Woodland Mall acquisition, along with higher interest rates under the Credit Facility. The increase was also due to $0.2 million related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in February 2005. These increases in interest expense were offset by a $0.2 million decrease resulting from the reduction in mortgage debt in connection with sale of, and termination of our mortgage obligations at, the Home Depot parcel at Northeast Tower Center and a $0.2 million decrease in interest paid on mortgage loans that were outstanding during 2006 and 2005 due to principal amortization.

Depreciation and Amortization

Depreciation and amortization expense increased by $6.9 million, or 26%, in the first three months of 2006 as compared to the first three months of 2005, primarily due to $2.8 million of depreciation and amortization expense recorded for Schuylkill Mall in the period ended March 31, 2006, which represented depreciation and amortization expense from the date of acquisition (November 2003) through the date that Schuylkill Mall was reclassified into continuing operations (March 2006). This was necessary because depreciation and amortization expense are not recorded when an asset is classified as held for sale and reported as discontinued operations, as Schuylkill Mall was. Depreciation and amortization expense related to properties acquired since January 1, 2005 was $2.0 million, and expense from properties that we owned prior to January 1, 2005 increased by $2.1 million, primarily due to a higher asset base resulting from capital improvements to some of those properties.

Discontinued Operations

The Company has presented as discontinued operations the operating results of Festival at Exton, four industrial properties and the P&S Office Building acquired in connection with the Gadsden Mall transaction.

Back to Contents

Property operating results and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the three months ended March 31,

(in thousands of dollars)	2006	2005

Operating results from discontinued operations	$190	$1,291

Minority interest	(20)	(146)

Income from discontinued operations	$170	$1,145

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

The following table presents net operating income results for the three months ended March 31, 2006 and 2005. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) includes the results of properties that have undergone or were undergoing redevelopment during the applicable periods, and excludes properties acquired or disposed of during the periods presented:

	For the three month period ended March 31, 2006			For the three month period ended March 31, 2005

(in thousands of dollars)	Same Store	Non-same Store	Total	Same Store	Non-same Store	Total

Real estate revenues	$109,089	$11,622	$120,711	$107,619	$4,092	$111,711
Property operating expenses	(40,914)	(4,457)	(45,371)	(40,408)	(1,328)	(41,736)

Net operating income	$68,175	$7,165	$75,340	$67,211	$2,764	$69,975

	% Change 2006 vs. 2005

	Same Store	Total

Real estate revenues	1%	7%
Property operating expenses	1%	8%
Net operating income	1%	7%

Back to Contents

Total net operating income increased by $5.4 million in the first three months of 2006 compared to the first three months of 2005. Same Store net operating income increased by $1.0 million in the first three months of 2006 compared to the first three months of 2005. Non Same Store net operating income increased by $4.4 million due to properties acquired in 2005.

Same Store net operating income for the properties not under redevelopment increased by $1.8 million in the first three months of 2006 compared to the first three months of 2005, consisting of a $2.2 million increase in total real estate revenue offset by a $0.4 million increase in total operating expenses. The increase in real estate revenues resulted largely from a $1.1 million increase in lease termination income. Excluding the lease termination income variance, same store net operating income at the properties not under redevelopment increased by $0.7 million in the first three months of 2006 compared to the first three months of 2005.

Same Store net operating income for the 10 redevelopment properties, including the properties in the early stages of the redevelopment process, decreased by $0.8 million in the first three months of 2006 compared to the first three months of 2005, consisting of a $0.7 million decrease in total real estate revenues and a $0.1 million increase in total operating expenses. The net operating income decrease was largely due to the impact of one redevelopment property, Echelon Mall, which had a decrease in net operating income of $0.9 million in the first three months of 2006 compared to the first three months of 2005, primarily due to decreased occupancy.

The following information is provided to reconcile net income to net operating income:

	For the three month period ended March 31,

(in thousands of dollars)	2006	2005

Net income	$641	$11,398
Adjustments:
Depreciation and amortization:
Wholly-owned and consolidated partnerships	32,848	25,990
Unconsolidated partnerships	1,719	1,151
Discontinued operations	—	122
Interest expense:
Wholly-owned and consolidated partnerships	24,123	19,666
Unconsolidated partnerships	2,403	2,040
Minority interest	401	1,498
Gains on sales of interests in real estate	(61)	(61)
Other expenses	10,441	9,218
Executive separation	3,985	—
Management company revenue	(771)	(857)
Interest and other income	(389)	(190)

Net operating income	$75,340	$69,975

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

Back to Contents

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

FFO was $31.7 million for the first three months of 2006, a decrease of $4.7 million, or 13%, compared to $36.4 million for the first three months of 2005. FFO decreased primarily due to $4.0 million of compensation expenses incurred in connection with the separation of a Vice Chairman of the Company. FFO per share decreased $0.11 per diluted share and OP Unit to $0.77 per diluted share and OP Unit for the first three months of 2006, compared to $0.88 per diluted share and OP Unit for the first three months of 2005.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands, except per share amounts)	For the three months ended March 31, 2006	Per diluted share and OP Unit	For the three months ended March 31, 2005	Per diluted share and OP Unit

Net income	$641	$0.02	$11,398	$0.28
Minority interest	477	0.01	1,565	0.03
Dividends on preferred shares	(3,403)	(0.08)	(3,403)	(0.08)
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	32,226	0.78	25,519	0.62
Unconsolidated partnerships	1,719	0.04	1,151	0.03
Discontinued operations	—	—	122	—

Funds from operations (2)	$31,660	$0.77	$36,352	$0.88

Weighted average number of shares outstanding	36,099		35,972
Weighted average effect of full conversion of OP Units	4,150		4,584
Effect of common share equivalents (3)	621		651

Total weighted average shares outstanding, including OP Units	40,870		41,207

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $0.6 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.
(3)

For the three months ended March 31, 2006, there is a net loss allocable to common shareholders. The effect of common share equivalents would be antidilutive, so there is no impact of common share equivalents on the calculation of diluted loss per share for the three months ended March 31, 2006. However, common share equivalents are dilutive for the calculation of FFO per diluted share and OP Unit.

Back to Contents

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

In March 2006, we amended our Credit Facility. Under the amended terms, the $500.0 million Credit Facility continues to allow for an increase to $650.0 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage under the amended terms, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension provided that there is no event of default at that time. As of March 31, 2006, $238.0 million was outstanding under the Credit Facility. In addition, we pledged $22.0 million under the Credit Facility as collateral for six letters of credit. The unused portion of the Credit Facility that was available to us was $240.0 million as of March 31, 2006. The weighted average effective interest rate, including amortization of deferred financing fees and other costs, based on outstanding borrowings during the three months ended March 31, 2006 was 5.88%. The weighted average stated interest rate on Credit Facility borrowings outstanding as of the end of the first quarter was 5.77%.

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

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.80:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.1150:1. As of March 31, 2006, the Company was in compliance with all of these debt covenants.

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

Financing Activity

In March 2006, we entered into a $156.5 million first mortgage loan that is secured by Woodland Mall in Grand Rapids, Michigan. The loan has an interest rate of 5.58% and has a 10 year term. We used a portion of the loan proceeds to repay two 90-day corporate notes aggregating $94.4 million with an average interest rate of 6.85%. We used the remaining proceeds to repay a portion of the amount outstanding under the Credit Facility and for general corporate purposes.

In February 2006, we entered into a $90.0 million mortgage loan on Valley Mall in Hagerstown, Maryland. The mortgage note has an interest rate of 5.49% and a maturity date of February 2016. We used the proceeds from this financing to repay a portion of the outstanding balance under our Credit Facility and for general corporate purposes.

The following table sets forth a summary of significant mortgage, corporate note and Credit Facility activity for the three months ended March 31, 2006:

(in thousands of dollars)	Mortgage Notes Payable	Corporate Notes Payable	Credit Facility	Total

Balance at January 1, 2006	$1,332,066	$94,400	$342,500	$1,768,966
Mortgage Activities
Valley Mall new mortgage	90,000	—	(89,500)	500
Woodland Mall new mortgage	156,500	(94,400)	(62,100)	—
Schuylkill Mall reclassified from held for sale	17,113	—	—	17,113
Principal amortization	(6,245)	—	—	(6,245)
Capital expenditures and other uses	—	—	47,100	47,100

Balance at March 31, 2006	$1,589,434	$—	$238,000	$1,827,434

Derivatives

In March 2006, we entered into six forward starting interest rate swap agreements. These swap agreements have a blended 10-year swap rate of 5.3562% on a notional amount of $150.0 million settling no later than December 10, 2008.

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on March 31, 2006, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 10 to our consolidated financial statements).

Combined with the May 2005 swap agreements, we now have $120.0 million in notional amount of swap agreements settling in 2007 and $400.0 million of aggregate notional amount of swap agreements settling in 2008.

Back to Contents

Capital Resources

We expect to meet our short-term liquidity requirements, including recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the three months ended March 31, 2006 were $23.2 million. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the merger (the “Merger”) with Crown American Realty Trust (“Crown”). The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•	adverse changes in general, local or retail industry economic, financial or competitive conditions, leading to a reduction in real estate revenues or cash flows or an increase in expenses;

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, or delays in completion of our development and redevelopment projects, resulting in lower real estate revenues and operating income;

•	deterioration in our tenants’ business operations and financial stability, including tenant bankruptcies and leasing delays or terminations, causing declines in rents and cash flows;

•	increases in interest rates resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.

We expect to meet certain long-term capital requirements, such as development and redevelopment projects, property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and the issuance of additional equity securities. We expect these capital expenditures to total approximately $228.9 million in 2006. In general, when the credit markets are tight, we might encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. In addition, the following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage, interest coverage and tangible net worth covenants under the Credit Facility;

•	increased interest rates affecting coverage ratios; and

•	reduction in our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios.

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

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in our Annual Report on Form 10-K in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Mortgage Notes

Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.36% at March 31, 2006. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets. The following table outlines the timing of principal payments related to our mortgage notes as of March 31, 2006.

Back to Contents

(in thousands of dollars):	Payments by Period

	Total	Debt Premium	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Principal payments	$206,813	$36,702	$16,529	$62,283	$30,294	$61,005
Balloon payments	1,419,323	—	—	545,551	49,955	823,817

Total	$1,626,136	$36,702	$16,529	$607,834	$80,249	$884,822

The monthly payments on the mortgage note secured by Schuylkill Mall in Frackville, Pennsylvania are limited to interest plus any excess cash flow from the property after deducting management fees, leasing commissions and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. As such, the timing of future principal payment amounts cannot be determined and, consequently, are not included in the table above. The mortgage expires in December 2008 and had a balance of $16.5 million at March 31, 2006.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2006, for the periods presented (in thousands of dollars):

	Total	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgages (1)	$1,589,434	$16,529	$607,834	$80,249	$884,822
Interest on mortgages	533,509	76,340	184,815	104,805	167,549
Credit Facility (2)	238,000	—	—	238,000	—
Senior preferred shares (3)	17,015	10,209	6,806	—	—
Capital leases (4)	861	226	454	181	—
Operating leases	15,236	2,292	4,708	3,176	5,060
Ground leases	27,472	772	2,058	2,079	22,563
Development and redevelopment commitments (5)	44,610	44,610	—	—	—
Other long-term liabilities (6)	1,166	933	233	—	—

Total	$2,467,303	$151,911	$806,908	$428,490	$1,079,994

(1)	Includes amounts reflected in the “Mortgage Notes” table above other than debt premium. Excludes the indebtedness of our unconsolidated partnerships.
(2)

As amended effective March 1, 2006, the Credit Facility has a term that expires in January 2009, with an option for us to extend the term for an additional 14 months, provided that there is no event of default at that time.

(3)	Includes quarterly dividends on preferred shares through the earliest date that the shares are redeemable.
(4)	Includes interest.
(5)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

(6)	Represents long-term incentive compensation.

Back to Contents

Commitments Related to Development and Redevelopment

We intend to invest approximately $370 million over the next three years in connection with our development and redevelopment projects announced to date, excluding the Gainesville, Florida, Echelon, New Jersey and Pavilion at Market East projects. We also intend to invest significant amounts in additional development and redevelopment projects over that period.

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

Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we account for the purchase price of the shares repurchased as a reduction to shareholders’ equity. Through March 31, 2006, we had repurchased 218,700 shares at an average price of $38.18 per share for an aggregate purchase price of $8.4 million since the inception of the program; the remaining authorized amount for share repurchases under this program is $91.6 million.

CASH FLOWS

Net cash provided by operating activities totaled $39.7 million for the first three months of 2006, compared to $22.2 million for the three months of 2005. Cash provided by operating activities in the first three months of 2006 as compared to the first three months of 2005 was favorably impacted by a $9.6 million reduction in tenant and other receivables from December 31, 2005 and by greater incentive compensation payments in the first three months of 2005, including a $5.0 million payment related to an executive long term incentive compensation plan.

Cash flows used in investing activities were $50.1 million for the first three months of 2006, compared to $73.0 million for the three months of 2005. Investment activities in the first three months of 2006 reflect investment in real estate improvements of $5.6 million and investment in construction in progress of $43.3 million, both of which primarily relate to our development and redevelopment activities. The investment in construction in progress for the first three months of 2006 also reflects the acquisition of land parcels in Gainesville, Florida and New Garden Township, Pennsylvania. Investing activities in the first three months of 2005 include the acquisitions of Cumberland Mall and Gadsden Mall.

Cash flows provided by financing activities were $14.0 million for the first three months of 2006, compared to $40.8 million used in financing activities for the first three months of 2005. Cash flows provided by financing activities in the first three months of 2006 were impacted by $152.1 million of net proceeds from the financings of mortgage loans on Valley Mall and Woodland Mall. These were offset by uses of cash related to aggregate net Credit Facility repayments of $104.5 million, dividends and distributions of $26.6 million and principal installments on mortgage notes payable of $6.2 million. Financing activities in the first three months of 2005 included the repayment of the second mortgage on Cherry Hill Mall.

COMMITMENTS

At March 31, 2006, we had approximately $33.0 million committed (as defined under applicable accounting principles) to complete current development and redevelopment projects. Total expected costs for the particular projects with such commitments are $91.2 million. We expect to finance these amounts through borrowings under the Credit Facility or through short-term construction loans.

Back to Contents

In connection with the Merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 11 shopping malls. We consolidate our 89% ownership in these partnerships for financial reporting purposes. The retained interests entitle Crown’s former operating partnership to a quarterly distribution of $0.2 million and are subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, we have the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) and Crown’s former operating partnership has the right to contribute the retained interests to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla, a trustee of the Company, and his affiliates control Crown’s former operating partnership.

CONTINGENT LIABILITIES

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. Although we do not expect these matters to have any significant impact on our liquidity or results of operations, we have reserved $0.2 million for these matters. However, we can make no assurances that the amounts that we have reserved will be adequate to cover future environmental costs. We have insurance coverage for certain environmental claims up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

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

A significant amount of capital has provided and might continue to provide funding for the development of properties that might compete with our properties. The development of competing retail properties and the related increase in competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make. Such redevelopments, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations. An increase in the number of competing properties might also affect the occupancy and net operating income of our properties. We are vulnerable to credit risk if retailers that lease space from us experience economic declines or are unable to continue operating in our retail properties due to bankruptcies or other factors.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2006, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including changes in interest rates or the possibility of war or terrorist attacks;
•	changes in local market conditions or other competitive or retail industry factors in the regions where our properties are concentrated;
•	risks relating to development and redevelopment activities, including construction, obtaining entitlements and managing multiple projects simultaneously;
•	our ability to maintain and increase property occupancy and rental rates;
•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;
•	our dependence on our tenants’ business operations and their financial stability;
•	possible environmental liabilities;
•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT;
•	increases in operating costs that cannot be passed on to tenants;
•	our retention of our corporate management team;
•	risks relating to investing in partnerships with third parties;
•	illiquidity of real estate investments;
•	aspects of our legal organization that might inhibit a change in our management;
•	our ability to obtain insurance at a reasonable cost or our risk of incurring uninsured losses;
•

our ability to generate adequate cash flows to cover our obligations and to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost; and

•	our short- and long-term liquidity position.

Back to Contents

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in our Annual Report on Form 10-K in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Except as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Quarterly Report on Form 10-Q to “PREIT Associates” refer to PREIT Associates, L.P. References in this Quarterly Report on Form 10-Q to “PRI” refer to PREIT-RUBIN, Inc.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2006, our consolidated debt portfolio, consisted of $238.0 million borrowed under our Credit Facility and $1,626.1 million in fixed-rate mortgage notes, including $36.7 million of mortgage debt premium.

Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.36% at March 31, 2006. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt

(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate

2006	$16,529	6.58%	—		—
2007	$63,367	7.55%	—		—
2008	$544,467	7.27%	—		—
2009	$64,613	6.01%	$238,000	(2)	5.54	%(3)
2010	$15,636	5.64%	—		—
2011 and thereafter	$884,822	5.57%	—		—

(1)	Based on the weighted average stated interest rate of the respective mortgages as of March 31, 2006.
(2)	As amended effective March 1, 2006, the Credit Facility has a term that expires in January 2009, with an additional 14 month extension period, provided that there is no event of default at that time.
(3)	Based on the weighted average interest rate in effect as of March 31, 2006.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described above, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $36.6 million at March 31, 2006. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $36.5 million at March 31, 2006. Based on the variable-rate debt included in our debt portfolio as of March 31, 2006, a 100 basis point increase in interest rates would result in an additional $2.3 million in interest annually. A 100 basis point decrease would reduce interest incurred by $2.3 million annually.

Back to Contents

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See also Note 10 to our consolidated financial statements.

In March 2006, we entered into forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on an aggregate notional amount of $150.0 million settling no later than December 10, 2008.

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on March 31, 2006, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133. See Note 10 to our consolidated financial statements.

We now have $120.0 million in notional amount of swap agreements settling in 2007 and $400.0 million of aggregate notional amount of swap agreements settling in 2008.

Because the information presented above includes only those exposures that exist as of March 31, 2006, it does not consider those changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

Item 4. Controls and Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, and have concluded as follows:

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

Back to Contents

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company has become and might in the future become involved in legal actions relating to the ownership and operation of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Offerings

None.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the first three months of 2006 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees’ use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1 – January 31, 2006	—	$—	—	$—
February 1 – February 28, 2006	19,909	40.41	—	—
March 1 – March 31, 2006	3,549	42.43	—	91,600,000

Total	23,458	$40.71	—	$91,600,000

(1)

On October 31, 2005, we announced that our Board of Trustes authorized a program to repurchase up to $100 million of our common shares in the open market or in privately negotiated or other transactions until the end of 2007, subject to the authority of the Board of Trustees to terminate the program earlier. There were no repurchases during the three months ended March 31, 2006.

Back to Contents

Item 6. Exhibits

10.1*	Separation of Employment Agreement by PREIT and Jonathan B. Weller dated February 28, 2006.

10.2*	PREIT’s 2006 – 2008 Restricted Share Unit Program.

10.3*	Form of Restricted Share Units and Dividend Equivalent Rights Award Agreement.

10.4*	Form of 2006 Incentive Compensation Opportunity Award for Chairman and Chief Executive Officer.

10.5*	Form of 2006 Incentive Compensation Opportunity Award for other members of the Office of the Chair.

10.6*	Form of 2006 Incentive Compensation Opportunity Award for Executive Vice Presidents.

10.7

Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

10.8

Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 24, 2006, is incorporated herein by reference.

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

*Filed herewith.

Back to Contents

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

May 10, 2006	By:	/s/ Ronald Rubin

Ronald Rubin Chief Executive Officer

By:	/s/ Robert F. McCadden

Robert F. McCadden Executive Vice President and Chief Financial Officer

By:	/s/ Jonathen Bell

Jonathen Bell Vice President, Chief Accounting Officer (Principal Accounting Officer)