Form 10-Q
period 2006-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2006-08-09
CIK 77281

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Yes     No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common shares of beneficial interest, $1.00 par value per share; outstanding at August 7, 2006: 36,650,001

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Back to Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,843,348	$2,807,575
Construction in progress	169,256	55,368
Land held for development	5,616	5,616

Total investments in real estate	3,018,220	2,868,559
Accumulated depreciation	(264,916)	(220,788)

Net investments in real estate	2,753,304	2,647,771

INVESTMENTS IN PARTNERSHIPS, at equity	39,869	41,536

OTHER ASSETS:
Cash and cash equivalents	23,036	21,642
Rents and other receivables (net of allowance for doubtful accounts of $11,128 and $10,671 at June 30, 2006 and December 31, 2005, respectively)	38,832	46,492
Intangible assets (net of accumulated amortization of $92,151 and $72,308 at June 30, 2006 and December 31, 2005, respectively)	154,257	173,594
Deferred costs and other assets, net	93,173	69,792
Assets held for sale	1,505	17,720

Total assets	$3,103,976	$3,018,547

LIABILITIES:
Mortgage notes payable	$1,584,052	$1,332,066
Debt premium on mortgage notes payable	33,337	40,066
Credit Facility	300,000	342,500
Corporate notes payable	—	94,400
Tenants’ deposits and deferred rents	12,794	13,298
Investments in partnerships, deficit balances	12,743	13,353
Accrued expenses and other liabilities	87,362	69,435
Liabilities related to assets held for sale	7	18,233

Total liabilities	2,030,295	1,923,351

MINORITY INTEREST:	113,186	118,320

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 36,660 shares at June 30, 2006 and 36,521 shares at December 31, 2005, respectively	36,660	36,521
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005, respectively	25	25
Capital contributed in excess of par	903,466	899,439
Accumulated other comprehensive income	27,924	4,377
(Distributions in excess of net income) retained earnings	(7,580)	36,514

Total shareholders’ equity	960,495	976,876

Total liabilities, minority interest and shareholders’ equity	$3,103,976	$3,018,547

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

REVENUE:
Real estate revenues:
Base rent	$70,931	$67,070	$142,044	$133,347
Expense reimbursements	33,003	30,466	66,652	61,407
Percentage rent	1,626	2,171	3,764	4,505
Lease termination revenue	334	592	2,144	1,089
Other real estate revenues	4,295	3,192	7,988	6,120

Total real estate revenues	110,189	103,491	222,592	206,468
Management company revenue	864	665	1,635	1,523
Interest and other income	496	254	886	444

Total revenues	111,549	104,410	225,113	208,435

EXPENSES:
Property operating expenses:
CAM and real estate taxes	(30,670)	(28,273)	(62,022)	(56,464)
Utilities	(5,834)	(5,682)	(11,600)	(11,198)
Other operating expenses	(6,502)	(4,875)	(12,442)	(10,424)

Total property operating expenses	(43,006)	(38,830)	(86,064)	(78,086)
Depreciation and amortization	(30,976)	(27,363)	(63,824)	(53,354)
Other expenses:
General and administrative expenses	(10,133)	(10,203)	(20,496)	(19,421)
Executive separation	—	—	(3,985)	—
Income taxes	(163)	(441)	(241)	(441)

Total other expenses	(10,296)	(10,644)	(24,722)	(19,862)
Interest expense	(24,769)	(20,396)	(48,892)	(40,062)

Total expenses	(109,047)	(97,233)	(223,502)	(191,364)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	2,502	7,177	1,611	17,071
Equity in income of partnerships	1,348	1,968	3,031	3,618
Gains on sales of real estate and interests in real estate	154	636	215	697

Income before minority interest and discontinued operations	4,004	9,781	4,857	21,386
Minority interest	(182)	(1,138)	(564)	(2,490)

Income from continuing operations	3,822	8,643	4,293	18,896
Discontinued operations:
Operating results from discontinued operations	45	317	235	1,607
Minority interest	(4)	(63)	(24)	(208)

Income from discontinued operations	41	254	211	1,399

Net income	3,863	8,897	4,504	20,295
Dividends on preferred shares	(3,403)	(3,403)	(6,806)	(6,806)

Net income available (loss allocable) to common shareholders	$460	$5,494	$(2,302)	$13,489

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

EARNINGS (LOSS) PER SHARE

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Income from continuing operations	$3,822	$8,643	$4,293	$18,896
Dividends on preferred shares	(3,403)	(3,403)	(6,806)	(6,806)

Income (loss) from continuing operations available (allocable) to common shareholders	419	5,240	(2,513)	12,090
Dividends on unvested restricted shares	(262)	(264)	(550)	(505)

Income (loss) from continuing operations used to calculate earnings per share	157	4,976	(3,063)	11,585
Minority interest in properties – continuing operations	36	40	—	85

Income (loss) from continuing operations used to calculate earnings per share – diluted	$193	$5,016	$(3,063)	$11,670
Income from discontinued operations	$41	$254	$211	$1,399

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$0.14	$(0.08)	$0.32
Income from discontinued operations	0.00	0.01	0.00	0.04

	$0.01	$0.15	$(0.08)	$0.36

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$0.13	$(0.08)	$0.32
Income from discontinued operations	0.00	0.01	0.00	0.04

	$0.01	$0.14	$(0.08)	$0.36

Weighted-average shares outstanding – basic	36,183	36,025	36,142	35,999
Effect of common share equivalents	527	662	— (1)	642

Weighted-average shares outstanding – diluted	36,710	36,687	36,142	36,641

(1)

For the six months ended June 30, 2006, there is a net loss allocable to common shareholders. The effect of common share equivalents would be antidilutive, therefore there is no impact of common share equivalents on the calculation of diluted loss per share for the six months ended June 30, 2006.

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30,

	2006	2005

Cash Flows from Operating Activities:
Net income	$4,504	$20,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,073	38,768
Amortization	12,384	6,369
Straight-line rent adjustments	(1,331)	(2,032)
Provision for doubtful accounts	1,698	1,278
Amortization of deferred compensation	3,399	1,476
Minority interest	588	2,698
Gains on sales of interests in real estate	(215)	(697)
Change in assets and liabilities:
Net change in other assets	13,656	7,624
Net change in other liabilities	1,014	(14,744)

Net cash provided by operating activities	80,770	61,035

Cash Flows from Investing Activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(35,947)	(65,622)
Investments in consolidated real estate improvements	(14,660)	(20,008)
Additions to construction in progress	(69,538)	(20,801)
Investments in partnerships	(407)	(275)
Increase in cash escrows	(3,431)	(5,050)
Capitalized leasing costs	(2,343)	(1,762)
Additions to leasehold improvements	(381)	(2,105)
Cash distributions from partnerships in excess of equity in income	1,510	1,094
Cash proceeds from sales of consolidated real estate investments	1,874	68

Net cash used in investing activities	(123,323)	(114,461)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(11,628)	(9,534)
Proceeds from mortgage notes payable	246,500	—
Repayment of mortgage notes payable	—	(58,791)
Repayment of corporate notes payable	(94,400)	—
Net borrowing from (repayment of) Credit Facility	(42,500)	160,000
Payment of deferred financing costs	(1,296)	(1,613)
Shares of beneficial interest issued	2,376	4,519
Shares of beneficial interest repurchased	(1,653)	(3,075)
Operating partnership units redeemed	(352)	—
Distributions paid to common shareholders	(41,792)	(40,501)
Distributions paid to preferred shareholders	(6,806)	(6,806)
Distributions paid to OP Unit holders and minority partners	(4,502)	(5,098)

Net cash provided by financing activities	43,947	39,101

Net change in cash and cash equivalents	1,394	(14,325)
Cash and cash equivalents, beginning of period	21,642	40,044

Cash and cash equivalents, end of period	$23,036	$25,719

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. As of June 30, 2006, the Company’s operating portfolio consisted of a total of 52 properties. The retail portion of the Company’s portfolio contains 51 properties in 13 states and includes 39 shopping malls and 12 power and strip centers. The Company also owns one office property acquired as part of a mall acquisition that is classified as held for sale.

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

The Company’s interests in its properties are held through PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership, and, as of June 30, 2006, the Company held a 89.8% interest in the Operating Partnership and consolidated it for financial reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

Back to Contents

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

SFAS No. 123(R) and SAB No. 107

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments, which was permitted under SFAS No. 123, is no longer an alternative. As originally issued by the FASB, SFAS No. 123(R) was effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that were not fully vested as of July 1, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance related to share-based payment arrangements for reporting companies. Also in March 2005, the SEC permitted reporting companies, and the Company elected, to defer adoption of SFAS No. 123(R) until the beginning of their next fiscal year, which, for the Company, was January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of such awards previously calculated in connection with the development of the prior pro forma disclosures in accordance with the provisions of SFAS No. 123. The impact of the Company’s adoption of SFAS No. 123(R) was not material.

3.	REAL ESTATE ACTIVITIES:

Investments in real estate as of June 30, 2006 and December 31, 2005 were comprised of the following:

(in thousands of dollars)	June 30, 2006	December 31, 2005

Buildings, improvements and construction in progress	$2,486,924	$2,401,191
Land, including land held for development	531,296	467,368

Total investments in real estate	3,018,220	2,868,559
Accumulated depreciation	(264,916)	(220,788)

Net investments in real estate	$2,753,304	$2,647,771

Acquisitions

The Company records its acquisitions based on estimates of fair value as determined by management, based on information available and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the acquisitions.

In December 2005, the Company acquired Woodland Mall in Grand Rapids, Michigan, with 1.2 million square feet, for $177.4 million. The Company funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from its Credit Facility, and the remainder from its available working capital. These notes were subsequently repaid. Of the purchase price amount, $6.1 million was allocated to the value of in-place leases, $6.4 million was allocated to above-market leases and $6.5 million was allocated to below-market leases.

Back to Contents

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

Dispositions

In June 2006, the Company recorded a $0.2 million gain on the sale of an 11 acre parcel located at the site of the Plaza at Magnolia in Florence, South Carolina, to Home Depot U.S.A., Inc. Plaza at Magnolia is currently under development. The parcel was subdivided from a 25 acre tract.

In December 2005, the Company sold Festival at Exton in Exton, Pennsylvania for $20.2 million. The Company recorded a gain of $2.5 million from this sale.

In August 2005, the Company sold its four industrial properties (the “Industrial Properties”) for $4.3 million. The Company recorded a gain of $3.7 million from this sale.

In May 2005, pursuant to an option granted to the tenant in a 1994 ground lease agreement, the Company sold a 13.5 acre parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot U.S.A, Inc. for $12.5 million. The Company recorded a gain of $0.6 million from this sale.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”), the Company has presented as discontinued operations the operating results of Festival at Exton, the Industrial Properties and the P&S Office Building acquired in connection with the Gadsden Mall transaction.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands of dollars)	2006	2005	2006	2005

Real estate revenues	$46	$610	$244	$2,213
Expenses:
Property operating expenses	(1)	(172)	(9)	(364)
Depreciation and amortization	—	(121)	—	(241)

Total expenses	(1)	(293)	(9)	(605)
Operating results from discontinued operations	45	317	235	1,608
Minority interest	(4)	(63)	(24)	(209)

Income from discontinued operations	$41	$254	$211	$1,399

Back to Contents

Schuylkill Mall

During the first quarter of 2006, the Company reclassified Schuylkill Mall in Frackville, Pennsylvania for accounting purposes from held for sale to held and used. The Company reached this decision because the previously disclosed January 2006 agreement to sell the property was terminated, and the property no longer meets the conditions for an exception to the one-year classification requirement in SFAS No. 144. The Company intends to continue to actively market Schuylkill Mall for sale, but at this time, it cannot determine if or when a sale will be consummated. For balance sheet purposes, as of June 30, 2006, the assets and liabilities of Schuylkill Mall were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because Schuylkill Mall was considered held for sale as of December 31, 2005, no reclassifications related to Schuylkill Mall were made as of that date. For income statement purposes, the results of operations for Schuylkill Mall are presented in continuing operations for all periods presented. In the first quarter of 2006, the Company recorded depreciation and amortization expense of $2.8 million to reflect the depreciation and amortization during all of the period that Schuylkill Mall was classified as held for sale.

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

The Company capitalizes payments made to obtain an option to acquire real property. All other related costs that are incurred before acquisition of a property are capitalized if the acquisition of the property or if an option to acquire the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands of dollars)	2006	2005	2006	2005

Development and redevelopment:
Salaries and benefits	$565	$397	$984	$784
Real estate taxes	$—	$—	$92	$215
Interest	$1,911	$505	$3,356	$895
Leasing:
Salaries and benefits	$1,086	$935	$2,343	$1,762

Back to Contents

4.	INVESTMENTS IN PARTNERSHIPS:

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of June 30, 2006 and December 31, 2005:

(in thousands of dollars)	June 30, 2006	December 31, 2005

ASSETS:
Investments in real estate, at cost:
Retail properties	$327,661	$314,704
Construction in progress	18,426	2,927

Total investments in real estate	346,087	317,631
Accumulated depreciation	(70,237)	(62,554)

Net investments in real estate	275,850	255,077

Cash and cash equivalents	5,846	4,830
Deferred costs, and other assets, net	27,451	37,634

Total assets	309,147	297,541

LIABILITIES AND PARTNERS’ EQUITY:
Mortgage notes payable	(276,525)	(269,000)
Other liabilities	(18,844)	(13,942)

Total liabilities	(295,369)	(282,942)

Net equity (deficit)	13,778	14,599

Partners’ share	(7,222)	(7,303)

Company’s share	6,556	7,296
Excess investment (1)	13,531	13,701
Advances	7,039	7,186

Net investments and advances	$27,126	$28,183

Investment in partnerships, at equity	$39,869	$41,536
Partnership investments with deficit balances	(12,743)	(13,353)

Net investments and advances	$27,126	$28,183

(1)

Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties within the partnership, and the amortization is included in “Equity in income of partnerships.”

Back to Contents

The following table summarizes the Company’s share of equity in income of partnerships for the three and six month periods ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands of dollars)	2006	2005	2006	2005

Real estate revenues	$16,228	$14,474	$32,446	$29,007
Expenses:
Property operating expenses	(4,956)	(4,190)	(9,561)	(8,900)
Interest expense	(4,858)	(4,136)	(9,660)	(8,278)
Depreciation and amortization	(3,590)	(1,983)	(6,903)	(4,200)

Total expenses	(13,404)	(10,309)	(26,124)	(21,378)

Net income	2,824	4,165	6,322	7,629
Partners’ share	(1,413)	(2,125)	(3,161)	(3,872)

Company’s share	1,411	2,040	3,161	3,757
Amortization of excess investment	(63)	(72)	(130)	(139)

Equity in income of partnerships	$1,348	$1,968	$3,031	$3,618

Acquisition

In November 2005, the Company and its acquisition partner acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, the Company and its acquisition partner obtained a $76.5 million mortgage loan. The Company funded the remainder of its share of the purchase price with $5.0 million in borrowings from its Credit Facility. Of the purchase price amount, $2.9 million was allocated to the value of in-place leases, $0.4 million was allocated to above-market leases and $4.5 million was allocated to below-market leases.

Dispositions

In July 2005, the Company sold its 40% interest in Laurel Mall in Hazleton, Pennsylvania. The total sales price of the mall was $33.5 million, including assumed debt of $22.6 million. The net cash proceeds to the Company were $3.9 million. The Company recorded a gain of $5.0 million in the third quarter of 2005 from this transaction.

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

Back to Contents

5.	CREDIT FACILITY:

In March 2006, the Company entered into a second amendment to the terms of its Credit Facility. Pursuant to this amendment, the term of the Credit Facility has been extended to January 20, 2009, and the Company has an option to extend the term for an additional 14 months, provided that there is no event of default at that time. The previous termination date was November 20, 2007. The amendment also lowered the interest rate to between 0.95% and 1.40% per annum over LIBOR from 1.05% to 1.55% per annum over LIBOR, in both cases depending on the Company’s leverage. The amendment reduced the capitalization rate used to calculate Gross Asset Value (as defined in the Credit Facility agreement) to 7.50% from 8.25%. The amendment also modified certain of the financial covenants of the Company in the Credit Facility agreement. The revised covenants reduce the minimum interest coverage and total debt ratios and allow for an increase in investments in partnerships.

6.	COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three and six month periods ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands of dollars)	2006	2005	2006	2005

Net income	$3,863	$8,897	$4,504	$20,295
Unrealized gain on derivatives	11,208	—	23,529	—
Other comprehensive income	9	9	18	18

Total comprehensive income	$15,080	$8,906	$28,051	$20,313

7.	CASH FLOW INFORMATION:

Cash paid for interest was $55.5 million (net of capitalized interest of $3.4 million) and $49.5 million (net of capitalized interest of $0.9 million), for the six months ended June 30, 2006 and 2005, respectively.

Significant non-cash transactions

In connection with the acquisition of Cumberland Mall in February 2005, the Company assumed mortgage loans of $47.7 million and issued OP Units valued at $11.0 million.

8.	RELATED PARTY TRANSACTIONS:

General

PRI provides management, leasing and development services for 13 properties owned by partnerships and other entities in which certain officers or trustees of the Company and PRI or their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.3 million and $0.5 million for the six month periods ended June 30, 2006 and 2005, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Total rent expense under this lease was $0.3 million in each of the three months ended June 30, 2006 and 2005, and $0.7 million in each of the six months ended June 30, 2006 and 2005. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $11,000 and $45,000 for the three months ended June 30, 2006 and 2005, respectively, and $11,000 and $87,000 for the six months ended June 30, 2006 and 2005 for flight time used by employees on Company-related business.

Back to Contents

Executive Separation

On March 1, 2006, the Company announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company, effective April 15, 2006. In connection with Mr. Weller’s retirement, on February 28, 2006, the Company entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from the Company’s Board of Trustees, effective as of March 8, 2006, the date on which the Separation Agreement became irrevocable. The Company recorded an expense of $4.0 million in connection with Mr. Weller’s separation from the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the 2005-2008 Outperformance Program (“OPP”) (see Note 11). Mr. Weller’s outstanding options will remain exercisable for 180 days after April 15, 2006, or until they expire, whichever comes first, and he will remain eligible to receive performance shares under the OPP. In connection with the Separation Agreement, the Amended and Restated Employment Agreement by and between the Company and Mr. Weller dated as of January 1, 2004 was terminated, effective as of March 8, 2006.

9.	COMMITMENTS AND CONTINGENCIES:

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2006, the remainder to be paid against such contractual and other commitments was $45.3 million, which is expected to be financed through the Credit Facility or through short-term construction loans.

Tax Protection Agreements

The Company has entered into tax protection agreements in connection with certain property acquisitions. Under these agreements, the Company has agreed not to dispose of certain protected properties in a taxable transaction until certain dates. In some cases, members of the Company’s senior management and/or board of trustees are the beneficiaries of these agreements.

Other

In connection with the merger (the “Merger”) with Crown American Realty Trust (“Crown”) that closed in November 2003, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. This retained interest is subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company has the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown’s former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla, a trustee of the Company, and his affiliates control Crown’s former operating partnership. The remaining partners of Crown’s former operating partnership are entitled to receive distributions from the two partnerships that own the 12 shopping malls. The amount of the distributions is based on the distributions made by the Company’s operating partnership and amounted to $0.2 million in each of the three months ended June 30, 2006 and 2005, and $0.4 million in each of the six month periods ended June 30, 2006 and 2005.

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

The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on June 30, 2006 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.

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

Back to Contents

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2006. The notional amounts at June 30, 2006 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value at June 30, 2006	Fair Value at December 31, 2005	Interest Rate	Effective Date	Cash Settlement Date

Agreements entered in May 2005:
Swap-Cash Flow	$50 million	$3.8 million	$1.0 million	4.6830%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million	3.8 million	1.0 million	4.6820%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$20 million	1.5 million	0.4 million	4.7025%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million	3.2 million	0.7 million	4.8120%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	3.3 million	0.7 million	4.7850%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	1.3 million	0.3 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$45 million	2.9 million	0.6 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$10 million	0.6 million	0.2 million	4.8400%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	3.3 million	0.7 million	4.7900%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	1.6 million	0.3 million	4.8220%	September 10, 2008	December 10, 2008

		$25.3 million	$5.9 million
Agreements entered in March 2006:
Swap-Cash Flow	$50 million	$1.5 million	N/A	5.3380%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	0.7 million	N/A	5.3500%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	0.7 million	N/A	5.3550%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	0.5 million	N/A	5.3750%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	0.4 million	N/A	5.3810%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	0.4 million	N/A	5.3810%	September 10, 2008	December 10, 2008

		$4.2 million	N/A

Total		$29.5 million	$5.9 million

As of June 30, 2006 and December 31, 2005, the estimated unrealized gain attributed to the cash flow hedges was $29.5 million and $5.9 million, respectively, and has been included in deferred costs and other assets and accumulated other comprehensive income in the accompanying consolidated balance sheets. The increase in the value from December 31, 2005 to June 30, 2006 is due to an increase in market interest rates during the first six months of 2006 and due to the addition of the swaps that the Company entered into in March 2006, which were valued at $4.2 million as of June 30, 2006.

11.	STOCK-BASED COMPENSATION

In January 2005, the Company’s Board of Trustees approved the 2005–2008 Outperformance Program (“OPP”), a performance-based incentive compensation program that is designed to pay a bonus (in the form of common shares of beneficial interest) if the Company’s total return to shareholders (as defined in the OPP) exceeds certain thresholds over a four-year measurement period beginning on January 1, 2005. The Board of Trustees amended the OPP in March 2005. The Company measures and records compensation expense over the four year period in accordance with the provisions of SFAS 123(R). The Company accrued $0.2 million and $0.5 million, respectively, of compensation expense related to the OPP for the each of three and six month periods ended June 30, 2006 and 2005.

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

Back to Contents

In the six months ended June 30, 2006, 126,025 restricted shares were issued to certain employees and trustees as incentive compensation. The restricted shares were awarded at their fair value, which ranged from $40.60 to $41.75 per share. The restricted shares vest in equal annual installments over periods of two to five years. The Company recorded compensation expense of $3.4 million and $1.5 million in the six months ended June 30, 2006 and 2005 related to these restricted share awards and awards made in prior periods.

The following table presents the aggregate number of shares reserved for issuance and the number of shares that remained available for future awards under the two plans that had shares available as of June 30, 2006:

	2003 Equity Incentive Plan	Restricted Share Plan For Nonemployee Trustees

Shares reserved for issuance	2,500,000	50,000
Available for grant at June 30, 2006	1,804,331	15,000

Options are granted at the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than ten years from the grant date. Changes in options outstanding from January 1, 2006 through June 30, 2006 were as follows:

	Weighted Average Exercise Price	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1998 Stock Option Plan	1997 Stock Option Plan	1990 Employees Plan	1990 Nonemployee Trustee Plan

Options outstanding at January 1, 2006	$23.70	18,974	100,000	35,300	201,000	26,105	49,875
Options exercised	22.31	(3,457)	—	(3,500)	(4,700)	(2,500)	—

Options outstanding at June 30, 2006	$23.41	15,517	100,000	31,800	196,300	23,605	49,875

As of June 30, 2006, exercisable options to purchase 402,097 shares of beneficial interest with an aggregate exercise price of $9.2 million (weighted average exercise price of $22.96 per share) were outstanding.

As of June 30, 2006, an aggregate of outstanding exercisable and unexercisable options to purchase 417,097 shares of beneficial interest with a weighted average remaining contractual life of 2.64 years and an aggregate exercise price of $9.8 million (weighted average exercise price of $23.41 per share) were outstanding.

The following table summarizes information relating to all options outstanding as of June 30, 2006:

	Options Outstanding as of June 30, 2006		Options Exercisable as of June 30, 2006

Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)

$13.00-$18.99	111,094	$17.72	111,094	$17.72	4.24
$19.00-$28.99	286,003	24.76	284,753	24.74	1.56
$29.00-$38.99	20,000	35.62	6,250	34.83	7.58

Back to Contents

12.	SUBSEQUENT EVENTS

In July 2006, the partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall in Whitehall, Pennsylvania. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan has an initial term of 12 months, during which monthly payments of interest only are required. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the initial term and for the term of any applicable extension. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. The initial interest rate was 5.905%. The loan may not be prepaid until August 2007. Thereafter, the loan may be prepaid in full on any monthly payment date. A portion of the proceeds of the loan were used to repay the previous first mortgage on the property, which had a balance of $44.6 million. The Company received a distribution of $51.9 million as its share of the remaining proceeds of this mortgage loan. The Company used this $51.9 million to repay a portion of the outstanding balance under the Credit Facility and for working capital.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. Our operating portfolio currently consists of a total of 52 properties. The retail portion of our portfolio contains 51 properties in 13 states and includes 39 shopping malls and 12 power and strip centers. We also own one office property acquired as part of a mall acquisition that we consider non-strategic and classify as held for sale. The retail properties have a total of 34.5 million square feet, of which we and partnerships or tenancy in common arrangements (collectively, “partnerships”) in which we own an interest own 26.4 million square feet.

The retail properties that we consolidate for financial reporting purposes have 30.1 million square feet, of which we own 23.6 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have 4.4 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of June 30, 2006, held a 89.8% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 operating retail properties in our portfolio through unconsolidated partnerships with third parties in which we own a 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Our net income decreased by $5.1 million, or 57%, to $3.8 million for the three months ended June 30, 2006 from $8.9 million for the three months ended June 30, 2005. Our net income decreased by $15.8 million, or 78% to $4.5 million for the six months ended June 30, 2006 from $20.3 million for the six months ended June 30, 2005. Net income available to common shareholders for the second quarter of 2006 was $0.5 million, or $0.01 per diluted share. In the second quarter of 2005, net income available to common shareholders was $5.5 million, or $0.14 per diluted share. For the six months ended June 30, 2006, net loss allocable to common shareholders was $2.3 million, or $0.08 per share, compared to net income available to common shareholders of $13.5 million, or $0.36 per diluted share, in the six months ended June 30, 2005.

The results of operations for the three and six months ended June 30, 2006 and 2005 reflect changes due to the acquisition and disposition of real estate properties since April 1, 2005 and January 1, 2005, respectively. In 2005, we acquired three retail properties and a 50% ownership interest in one additional retail property; we disposed of four industrial properties, one strip center and our partnership interest in one additional retail property. Our results for the three and six months ended June 30, 2006 were also significantly affected by ongoing redevelopment initiatives that were in various stages at 12 of our 39 consolidated mall properties. While, in the course of our redevelopment efforts at a given property, we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, might be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation. Furthermore, our results for the six months ended June 30, 2006 were affected by the $4.0 million of separation expenses associated with the retirement of a Vice Chairman of the Company, as well as $2.8 million of depreciation and amortization expense recorded during the period in connection with the reclassification of Schuylkill Mall from “held for sale” to “held and used,” reflecting depreciation and amortization during all of the period that Schuylkill Mall was classified as held for sale.

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

Acquisitions

In December 2005, we acquired Woodland Mall in Grand Rapids, Michigan, with 1.2 million square feet, for $177.4 million. We funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from our Credit Facility, and the remainder from our available working capital. We obtained long term financing on this property in March 2006 and used these funds to pay off the corporate notes of $94.4 million. Of the purchase price amount, $6.1 million was allocated to the value of in-place leases, $6.4 million was allocated to above-market leases and $6.5 million was allocated to below-market leases.

Back to Contents

In November 2005, we and our partner acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, we and our partner obtained a $76.5 million mortgage loan. We funded the remainder of our share of the purchase price with $5.0 million in borrowings from our Credit Facility. Of the purchase price amount, $2.7 million was allocated to the value of in-place leases, $0.4 million was allocated to above-market leases and $4.5 million was allocated to below-market leases.

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

Dispositions

In June 2006, we recorded a $0.2 million gain on the sale of an 11 acre parcel located at the site of the Plaza at Magnolia in Florence, South Carolina to Home Depot U.S.A., Inc.  Plaza at Magnolia is currently under development. The parcel was subdivided from a 25 acre tract.

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

Development and Redevelopment

We are engaged in the ground-up development of eight retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of June 30, 2006, we had incurred $91.0 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $236.2 million in the aggregate, excluding the Gainesville, Florida and Pavilion at Market East (Philadelphia, Pennsylvania) projects because details of those projects and the related amounts have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

Back to Contents

We generally seek to develop these projects in areas that we believe evidence the likelihood of supporting additional retail development and have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. We will consider other uses of a property that would have synergies with our retail development and redevelopment based on several factors, including local demographics, market demand for other uses such as residential and office, and applicable land use regulations. We generally have several development projects under way at one time. These projects are typically in various stages of the development process. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest.

We are engaged in the redevelopment of 12 of our consolidated properties and one of our unconsolidated properties and expect to increase the number of such projects in the future. These projects may include the introduction of multifamily, office or other uses to our properties.

The following tables summarize our intended investment for redevelopment and ground-up development projects:

Redevelopment Project	Estimated Project Cost	Invested as of June 30, 2006	Expected Initial Occupancy Date

Capital City Mall	$12.0 million	$9.0 million	Fourth Quarter 2005
Patrick Henry Mall	29.4 million	24.0 million	Fourth Quarter 2005
New River Valley Mall	24.9 million	5.9 million	First Quarter 2006
Francis Scott Key Mall	3.5 million	1.9 million	Third Quarter 2006
Lycoming Mall	17.0 million	7.4 million	Third Quarter 2006
Valley View Mall	4.3 million	2.9 million	Fourth Quarter 2006
Magnolia Mall	15.5 million	1.0 million	First Quarter 2007
Willow Grove Park	54.4 million	17.4 million	Second Quarter 2007
Beaver Valley Mall	9.2 million	0.2 million	Third Quarter 2007
Lehigh Valley Mall (1)	21.5 million	0.4 million	Third Quarter 2007
Cherry Hill Mall	58.0 million	18.3 million	Fourth Quarter 2007
Plymouth Meeting Mall	53.4 million	20.5 million	Fourth Quarter 2007
Echelon Mall	To Be Determined	2.2 million	To Be Determined

$111.1 million

(1)	This property is unconsolidated. The amounts shown represent our share.

Development Project	Estimated Project Cost	Invested as of June 30, 2006	Expected Initial Occupancy Date

Lacey Plaza	$50.3 million	$16.7 million	Second Quarter 2007
Monroe Retail Center	55.7 million	1.3 million	Second Quarter 2007
The Plaza at Magnolia	11.3 million	7.3 million	Third Quarter 2007
New River Valley Retail Center	26.8 million	4.7 million	Third Quarter 2007
New Garden Town Center	82.1 million	33.2 million	Third Quarter 2007
Springhills	To Be Determined	24.9 million	To Be Determined
Valley View Downs	10.0 million	1.3 million	To Be Determined
Pavilion at Market East	To Be Determined	1.6 million	To Be Determined

$91.0 million

In connection with our current ground-up development and our redevelopment projects, we have made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2006, the remainder to be paid against such contractual and other commitments was $45.3 million, which is expected to be financed through our Credit Facility or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total remaining costs of $123.6 million.

Back to Contents

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in Note 4 to the consolidated financial statements and in the “Overview” section above. We have, however, entered into tax protection agreements in connection with certain property acquisitions. Under these agreements, we have agreed not to dispose of certain protected properties in a taxable transaction until certain dates. In some cases, members of our senior management and/or board of trustees are the beneficiaries of these agreements.

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for 13 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or their immediate families have indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $0.3 million in each of the three months ended June 30, 2006 and 2005, and $0.7 million for each of the six months ended June 30, 2006 and 2005, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $11,000 and $45,000 for the three months ended June 30, 2006 and 2005, respectively, and $11,000 and $87,000 for the six months ended June 30, 2006 and 2005, respectively, for flight time used by employees on Company-related business.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

Back to Contents

Our management makes complex or subjective assumptions and judgments with respect to applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:

•	events and changes in property, market and economic conditions;
•	estimated future cash flows from property operations; and
•	the risk of loss on specific accounts or amounts.

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2006 and 2005, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. See our Annual Report on Form 10-K for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005

The following information summarizes our results of operations for the three month periods ended June 30, 2006 and 2005.

(in thousands of dollars)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	% Change 2005 to 2006

Real estate revenues	$110,189	$103,491	6%
Property operating expenses	(43,006)	(38,830)	11%
Management company revenue	864	665	30%
Interest and other income	496	254	95%
Other expenses and income taxes	(10,296)	(10,644)	(3%)
Interest expense	(24,769)	(20,396)	21%
Depreciation and amortization	(30,976)	(27,363)	13%
Equity in income of partnerships	1,348	1,968	(32%)
Gains on sales of real estate and interests in real estate	154	636	(76%)
Minority interest	(182)	(1,138)	(84%)

Income from continuing operations	3,822	8,643	(56%)
Income from discontinued operations	41	254	(84%)

Net income	$3,863	$8,897	(57%)

Back to Contents

The following information summarizes our results of operations for the six month periods ended June 30, 2006 and 2005.

(in thousands of dollars)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	% Change 2005 to 2006

Real estate revenues	$222,592	$206,468	8%
Property operating expenses	(86,064)	(78,086)	10%
Management company revenue	1,635	1,523	7%
Interest and other income	886	444	100%
Other expenses and income taxes	(20,737)	(19,862)	4%
Executive separation	(3,985)	—	N/A
Interest expense	(48,892)	(40,062)	22%
Depreciation and amortization	(63,824)	(53,354)	20%
Equity in income of partnerships	3,031	3,618	(16%)
Gains on sales of real estate and interests in real estate	215	697	(69%)
Minority interest	(564)	(2,490)	77%

Income from continuing operations	4,293	18,896	(77%)
Income from discontinued operations	211	1,399	(85%)

Net income	$4,504	$20,295	(78%)

The amounts reflected as income from continuing operations in the tables above reflect income from properties wholly-owned by us or owned by partnerships that we consolidate for financial reporting purposes, with the exception of the properties that are classified as discontinued operations. Our unconsolidated partnerships are presented using the equity method of accounting in the line item “Equity in income of partnerships.”

The following table sets forth information regarding occupancy in the Company’s retail portfolio as of June 30, 2006.

	Occupancy As of June 30,

	2006	2005

Retail portfolio weighted average:
Total including anchors	90.0%	91.3%
Excluding anchors	87.1%	87.0%
Enclosed malls weighted average:
Total including anchors	88.9%	90.5%
Excluding anchors	85.4%	85.5%
Power and strip centers weighted average	97.9%	97.1%

Real Estate Revenues

Real estate revenues increased by $6.7 million, or 6%, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to an increase of $5.7 million from Woodland Mall, which was acquired in December 2005. Real estate revenues from properties that were owned by the Company prior to April 1, 2005 increased by $1.0 million, or 1%, primarily due to increases of $0.4 million in base rent, $0.4 million in expense reimbursements and $1.0 million in other revenues, offset by a $0.5 million decrease in percentage rent and a $0.3 million decrease in lease termination revenue.

Back to Contents

In connection with our redevelopment efforts, base rent at Echelon Mall decreased by $0.4 million in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, largely due to the effects of the early stages of the redevelopment initiative on in-line occupancy (48.4% as of June 30, 2006 and 53.2% as of June 30, 2005). Base rent was also affected by the sale of the Home Depot parcel at Northeast Tower Center in the second quarter of 2005, resulting in real estate revenues that were $0.1 million lower in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Base rent at the remaining properties owned by the Company prior to April 1, 2005 increased by $0.9 million, or 1%, in the three months ending June 30, 2006. This increase is primarily due to higher average base rent, partially offset by lower occupancy.

For the three months ended June 30, 2006, other revenues increased primarily due to the conversion of eight mall merchants associations to marketing funds effective January 1, 2006. These conversions resulted in increased marketing revenues of $0.7 million compared to the three months ended June 30, 2005. These increased marketing revenues were offset by a $0.7 million increase in marketing expenses (see below). Percentage rent was lower during the three months ended June 30, 2006 primarily because the results for the second quarter of 2005 included a nonrecurring $0.4 million of percentage rent billed as a result of sales audits of seven tenants.

Real estate revenues increased by $16.1 million, or 8%, in the first six months of 2006 as compared to the first six months of 2005, primarily due to an increase of $13.7 million from properties acquired in 2005, including Woodland Mall ($11.3 million), Gadsden Mall ($1.4 million) and Cumberland Mall ($1.0 million). Real estate revenues from properties that were owned by the Company prior to January 1, 2005 increased by $2.4 million, or 1%, primarily due to increases of $0.3 million in base rent, $1.0 million in lease termination revenue, $0.2 million in expense reimbursements and $1.6 million in other revenues, offset by a $0.7 million decrease in percentage rent.

In connection with our redevelopment efforts, base rent at Echelon Mall decreased by $1.0 million in the first six months of 2006 as compared to the first six months of 2005, largely due to the effects of the early stages of the redevelopment initiative on in-line occupancy, as noted above. Base rent was also affected by the sale of the Home Depot parcel at Northeast Tower Center, resulting in real estate revenues that were $0.4 million lower in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Base rent at the remaining properties owned by the Company prior to January 1, 2005 increased by $1.7 million, or 1%, in the six months ending June 30, 2006. This increase is primarily due to higher average base rent, partially offset by lower occupancy.

For the six months ended June 30, 2006, other revenues increased primarily due to the conversion of eight mall merchants associations to marketing funds effective January 1, 2006. These conversions resulted in increased marketing revenues of $1.4 million compared to the six months ended June 30, 2005. These increased marketing revenues were offset by a $1.4 million increase in marketing expenses (see below). Lease termination revenue increased in the first six months of 2006 primarily due to $1.2 million received from two tenants. Percentage rent was lower during the six months ended June 30, 2006 primarily because results for the second quarter of 2005 included $0.4 million of percentage rent revenues billed as a result of sales audits.

Property Operating Expenses

Property operating expenses increased by $4.2 million, or 11%, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to an increase of $2.3 million from Woodland Mall. Property operating expenses for properties that we owned prior to April 1, 2005 increased by $1.9 million, or 5%, primarily due to a $0.3 million increase in repairs and maintenance expense, $0.3 million increase in real estate tax expense and a $1.4 million increase in other operating expenses, offset by a $0.1 million decrease in utility expense. The increase in other operating expenses resulted from a $0.7 million increase in marketing expenses (corollary to the $0.7 million marketing revenues referenced above), a $0.5 million increase in bad debt expense and a $0.2 million increase in administrative expenses.

Back to Contents

Property operating expenses increased by $8.0 million, or 10%, in the first six months of 2006 as compared to the first six months of 2005, primarily due to an increase of $5.5 million from property acquisitions, including operating expenses at Woodland Mall ($4.5 million), Gadsden Mall ($0.6 million) and Cumberland Mall ($0.4 million). Property operating expenses for properties that we owned prior to January 1, 2005 increased by $2.5 million, or 3%, primarily due to a $0.6 million increase in real estate tax expense, $0.5 million increase in repairs and maintenance expense and a $1.4 million increase in other operating expenses. The increase in other operating expenses resulted from a $1.4 million increase in marketing expenses (corollary to the $1.4 million marketing revenues referenced above).

Other Expenses

Other expenses decreased by $0.3 million, or 1%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This decrease was due to a $0.3 million decrease in legal settlements, a $0.3 million decrease in professional fees, a $0.2 million decrease in income taxes and a $0.3 million decrease in miscellaneous expenses, offset by a $0.8 increase in payroll expense related to increased salaries and headcount.

Other expenses increased by $0.9 million, or 6%, in the first six months of 2006 as compared to same period in 2005. This increase was due to a $1.6 million increase in payroll expense related to increased salaries and headcount offset by a $0.5 million decrease in professional fees and a $0.2 million decrease in income taxes.

Executive Separation

Executive separation expense in the first six months of 2006 represents a $4.0 million expense related to separation costs associated with the retirement of one of the Company’s Vice Chairmen.

Interest Expense

Interest expense increased by $4.3 million, or 21%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. This increase was due to a $4.6 million increase primarily related to mortgage and Credit Facility interest associated with the acquisition of Woodland Mall, along with higher interest rates (a weighted average rate of 7.05% in the second quarter of 2006 versus a weighted average of 4.63% in the same period in 2005) and amounts outstanding under the Credit Facility. This increase in interest expense was partially offset by a $0.1 million decrease resulting from the reduction in mortgage debt in connection with sale of, and termination of our mortgage obligations at, the Home Depot parcel at Northeast Tower Center and a $0.2 million decrease in interest paid on mortgage loans that were outstanding during the three months ended June 30, 2006 and 2005 due to principal amortization.

Interest expense increased by $8.8 million, or 22%, in the first six months of 2006 as compared to the same period in 2005. This increase was due to a $9.3 million increase primarily related to mortgage, note and Credit Facility interest associated with financing of the acquisitions of Woodland Mall and Gadsden Mall, along with higher interest rates (a weighted average rate of 6.64% for the six months ended June 30, 2006 compared to a weighted average rate of 4.67% in the same period in 2005) and amounts outstanding under the Credit Facility. The increase was also due to an increase of $0.2 million related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in February 2005. These increases in interest expense were partially offset by a $0.3 million decrease resulting from the reduction in mortgage debt in connection with the sale of, and satisfaction of our mortgage obligations at the Home Depot parcel at Northeast Tower Center and a $0.4 million decrease in interest paid on mortgage loans that were outstanding during 2006 and 2005 due to principal amortization.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.6 million, or 13%, in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Depreciation and amortization expense related to properties acquired since April 1, 2005 was $2.1 million, and expense from properties that we owned prior to April 1, 2005 increased by $1.5 million, primarily due to a higher asset base resulting from capital improvements to some of those properties, and $0.3 million of depreciation and amortization expense recorded for Schuylkill Mall, as described in further detail below.

Back to Contents

Depreciation and amortization expense increased by $10.5 million, or 20%, in the first six months of 2006 as compared to the first six months of 2005, primarily due to $4.1 million of depreciation and amortization expense from properties acquired since January 1, 2005 and $3.1 million of depreciation and amortization expense recorded for Schuylkill Mall in the first six months of 2006, including $2.8 million of depreciation and amortization expense from the date of acquisition (November 2003) through the date that Schuylkill Mall was reclassified into continuing operations (March 2006). This was necessary because depreciation and amortization expense are not recorded when an asset is classified as held for sale and reported as discontinued operations, as Schuylkill Mall was. Depreciation and amortization expense from properties that we owned prior to January 1, 2005, excluding Schuylkill Mall, increased by $3.3 million, primarily due to a higher asset base resulting from capital improvements to some of those properties.

Discontinued Operations

The Company has presented as discontinued operations the operating results of Festival at Exton, the Industrial Properties and the P&S Office Building acquired in connection with the Gadsden Mall transaction.

Property operating results and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(in thousands of dollars)	2006	2005	2006	2005

Operating results from discontinued operations	$45	$317	$235	$1,607
Minority interest	(4)	(63)	(24)	(208)

Income from discontinued operations	$41	$254	$211	$1,399

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

Back to Contents

The following tables present net operating income results for the three and six months ended June 30, 2006 and 2005. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) includes the results of properties that have undergone or were undergoing redevelopment during the applicable periods, and excludes properties acquired or disposed of during the periods presented:

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005

(in thousands of dollars)	Retail Same Store	Non-Same Store	Total	Retail Same Store	Non-Same Store	Total

Real estate revenues	$111,088	$7,261	$118,349	$109,857	$1,307	$111,164
Property operating expenses	(42,686)	(2,797)	(45,483)	(40,553)	(474)	(41,027)

Net operating income	$68,402	$4,464	$72,866	$69,304	$833	$70,137

	Three Months - % Change 2006 vs. 2005

	Retail Same Store	Total

Real estate revenues	1%	7%
Property operating expenses	5%	11%
Net operating income	(1)%	4%

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005

(in thousands of dollars)	Retail Same Store	Non-Same Store	Total	Retail Same Store	Non-Same Store	Total

Real estate revenues	$215,821	$23,238	$239,059	$213,218	$9,657	$222,875
Property operating expenses	(81,845)	(9,009)	(90,854)	(79,456)	(3,309)	(82,765)

Net operating income	$133,976	$14,229	$148,205	$133,762	$6,348	$140,110

	Six Months – % Change 2006 vs. 2005

	Retail Same Store	Total

Real estate revenues	1%	7%
Property operating expenses	3%	10%
Net operating income	0%	6%

Primarily because of the items discussed above under “Real Estate Revenues” and “Property Operating Expenses‚” total net operating income increased by $2.7 million in the second quarter of 2006 compared to the second quarter of 2005. Same Store net operating income decreased by $0.9 million in the second quarter of 2006 compared to the second quarter of 2005. Non-Same Store net operating income increased by $3.6 million due to contributions from properties acquired in 2005.

Primarily because of the items discussed above under “Real Estate Revenues” and “Property Operating Expenses‚” total net operating income increased by $8.1 million in the first six months of 2006 compared to the first six months of 2005. Same Store net operating income increased by $0.2 million in the first six months of 2006 compared to the first six months of 2005. Non-Same Store net operating income increased by $7.9 million due to contributions from properties acquired in 2005.

Back to Contents

The following information is provided to reconcile net income to net operating income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In thousands of dollars)	2006	2005	2006	2005

Net income	$3,863	$8,897	$4,504	$20,295
Adjustments:
Depreciation and amortization
Wholly owned and consolidated partnerships	30,976	27,363	63,824	53,354
Unconsolidated partnerships	1,857	1,033	3,576	2,184
Discontinued operations	—	121	—	242
Interest expense
Wholly owned and consolidated partnerships	24,769	20,396	48,892	40,062
Unconsolidated partnerships	2,433	2,037	4,835	4,077
Minority interest	186	1,201	588	2,698
Gains on sales of interests in real estate	(154)	(636)	(215)	(697)
Other expenses	10,296	10,644	20,737	19,862
Executive separation	—	—	3,985	—
Management company revenue	(864)	(665)	(1,635)	(1,523)
Interest and other income	(496)	(254)	(886)	(444)

Property net operating income	$72,866	$70,137	$148,205	$140,110

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations, which is a non-GAAP measure, as income before gains (losses) on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. We compute Funds From Operations by taking the amount determined pursuant to the NAREIT definition and subtracting dividends on preferred shares (“FFO”).

Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry, and we use FFO and FFO per diluted share and OP unit as supplemental non-GAAP measures to compare our Company’s performance for different periods to that of our industry peers. Similarly‚ FFO on a fully diluted basis is a measure that is useful because it reflects the dilutive impact of outstanding convertible securities. In addition, we use FFO and FFO per diluted share and OP unit as performance measures for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, less dividends on preferred shares, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

Back to Contents

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

Primarily because of the items discussed above under “Results of Operations,” FFO was $32.9 million for the second quarter of 2006, a decrease of $1.2 million, or 4%, compared to $34.1 million for the first six months of 2005. FFO per share decreased $0.01 per diluted share and OP Unit to $0.81 per diluted share and OP Unit for the second quarter of 2006, compared to $0.82 per diluted share and OP Unit for the second quarter of 2005.

Primarily because of the items discussed above under “Results of Operations,” FFO was $64.6 million for the first six months of 2006, a decrease of $5.9 million, or 8%, compared to $70.5 million for the first six months of 2005. FFO per share decreased $0.13 per diluted share and OP Unit to $1.58 per diluted share and OP Unit for the first six months of 2006, compared to $1.71 per diluted share and OP Unit for the first six months of 2005.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us, and exclude preferred shares. FFO per diluted share also includes the effect of preferred share distributions and common share equivalents.

The following information is provided to reconcile net income to FFO, including on a per diluted share and OP unit basis, and to show the items included in our FFO for the periods indicated:

(in thousands, except per share amounts)	For the Three Months Ended June 30, 2006	Per diluted share and OP Unit	For the Three Months Ended June 30, 2005	Per diluted share and OP Unit

Net income	$3,863	$0.10	$8,897	$0.22
Minority interest	186	0.01	1,201	0.03
Dividends on preferred shares	(3,403)	(0.08)	(3,403)	(0.08)
Gains on sales of interests in real estate	—	—	(636)	(0.02)
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	30,415	0.74	26,902	0.65
Unconsolidated partnerships	1,857	0.04	1,033	0.02
Discontinued operations	—	—	121	—

Funds from operations (2)	$32,918	$0.81	$34,115	$0.82

Weighted average number of shares outstanding	36,183		36,025
Weighted average effect of full conversion of OP Units	4,144		4,686
Effect of common share equivalents	527		662

Total weighted average shares outstanding, including OP Units	40,854		41,373

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $0.7 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively.

Back to Contents

(in thousands, except per share amounts)	For the Six Months Ended June 30, 2006	Per diluted share and OP Unit	For the Six Months Ended June 30, 2005	Per diluted share and OP Unit

Net income	$4,504	$0.11	$20,295	$0.49
Minority interest	588	0.02	2,698	0.07
Dividends on preferred shares	(6,806)	(0.17)	(6,806)	(0.16)
Gains on sales of interests in real estate	—	—	(636)	(0.02)
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	62,716	1.54	52,490	1.27
Unconsolidated partnerships	3,576	0.08	2,184	0.05
Discontinued operations	—	—	242	0.01

Funds from operations (2)	$64,578	$1.58	$70,467	$1.71

Weighted average number of shares outstanding	36,142		35,999
Weighted average effect of full conversion of OP Units	4,147		4,635
Effect of common share equivalents (3)	595		642

Total weighted average shares outstanding, including OP Units	40,884		41,276

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $1.4 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively.
(3)

For the six months ended June 30, 2006, there is a net loss allocable to common shareholders. The effect of common share equivalents would be antidilutive, therefore there is no impact of common share equivalents on the calculation of diluted loss per share for the six months ended June 30, 2006. However, common share equivalents are dilutive for the calculation of FFO per diluted share and OP Unit.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

In March 2006, we amended our Credit Facility. Under the amended terms, the $500.0 million Credit Facility continues to allow for an increase to $650.0 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage under the amended terms, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension available provided that there is no event of default at that time. As of June 30, 2006, $300.0 million was outstanding under the Credit Facility. In addition, we pledged $22.3 million under the Credit Facility as collateral for seven letters of credit. The unused portion of the Credit Facility that was available to us was $177.7 million as of June 30, 2006. The weighted average effective interest rate based on outstanding borrowings during the three and six month periods ended June 30, 2006, including amortization of deferred financing fees and other costs, was 6.39% and 6.11%, respectively. The weighted average stated interest rate on Credit Facility borrowings outstanding as of the end of the second quarter was 6.35%.

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

Back to Contents

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.80:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.1150:1. As of June 30, 2006, the Company was in compliance with all of these debt covenants.

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

Financing Activity

The following table sets forth a summary of significant mortgage, corporate note and Credit Facility activity for the six months ended June 30, 2006:

(in thousands of dollars)	Mortgage Notes Payable	Corporate Notes Payable	Credit Facility	Total

Balance at January 1, 2006	$1,332,066	$94,400	$342,500	$1,768,966
Mortgage activities:
Valley Mall new mortgage	90,000	—	(89,500)	500
Woodland Mall new mortgage	156,500	(94,400)	(62,100)	—
Schuylkill Mall reclassified from held for sale	17,113	—	—	17,113
Principal amortization	(11,627)	—	—	(11,627)
Capital expenditures and other uses	—	—	109,100	109,100

Balance at June 30, 2006	$1,584,052	$—	$300,000	$1,884,052

Back to Contents

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the six months ended June 30, 2006 were $53.1 million. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the 2003 merger (the “Merger”) with Crown American Realty Trust (“Crown”). The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

During the second half of 2006, we expect to spend an additional $100 million to $135 million on previously disclosed development and redevelopment projects and new business initiatives. For the balance of the year, we anticipate funding these capital requirements with additional borrowings under our Credit Facility, which as of June 30, 2006 had $177.7 million of available borrowing capacity, or other sources, as described below. As discussed below under “Mortgage Notes,” in July 2006 we received $51.9 million of proceeds from a new mortgage loan placed on Lehigh Valley Mall, a property which we do not consolidate for financial reporting purposes. These proceeds were used to reduce borrowings under our Credit Facility, which increased our available borrowing capacity to $229.3 million as of July 31, 2006.

We expect to meet certain of our current obligations to fund existing development and redevelopment projects and certain long-term capital requirements, including future development and redevelopment projects, property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through various capital sources. We might utilize secured or unsecured indebtedness.

Back to Contents

Consistent with our stated capital strategy, we might seek to place long-term fixed rate debt on our stabilized properties when conditions are favorable for such financings. We also expect to raise capital through selective sales of assets and the issuance of additional equity securities, when warranted. Furthermore, we might seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs.

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

In December 2003, we announced that the SEC had declared effective a $500.0 million universal shelf registration statement. We may use the shelf registration to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all.

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

Mortgage Notes

Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.58% at June 30, 2006. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets. The following table outlines the timing of principal payments related to our consolidated mortgage notes as of June 30, 2006.

	Payments by Period

(in thousands of dollars)	Total	Debt Premium	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Principal payments	$198,066	$33,337	$11,147	$62,284	$30,294	$61,004
Balloon payments	1,419,323	—	—	545,550	49,955	823,818

Total	$1,617,389	$33,337	$11,147	$607,834	$80,249	$884,822

The monthly payments on the mortgage note secured by Schuylkill Mall in Frackville, Pennsylvania are limited to interest plus any excess cash flow from the property after deducting management fees, leasing commissions and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. As such, the timing of future principal payment amounts cannot be determined and, consequently, are not included in the table above. The mortgage expires in December 2008 and had a balance of $16.5 million at June 30, 2006.

Back to Contents

In July 2006, the partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall in Whitehall, Pennsylvania. We own an indirect 50% ownership interest in this entity. The mortgage loan has an initial term of 12 months, during which monthly payments of interest only are required. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the initial term and for the term of any applicable extension. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. The initial interest rate was 5.905%. The loan may not be prepaid until August 9, 2007. Thereafter, the loan may be prepaid in full on any monthly payment date. A portion of the proceeds of the loan were used to repay the previous first mortgage on the property, which had a balance of $44.6 million. This mortgage loan is not included in the table above because Lehigh Valley Mall is not consolidated for financial reporting purposes. We received a distribution of $51.9 million as our share of the remaining proceeds, which was used to repay a portion of the outstanding balance under our Credit Facility and for working capital.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2006, for the periods presented (in thousands of dollars):

	Total	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Mortgages (1)	$1,584,052	$11,147	$607,834	$80,249	$884,822
Interest on mortgages	509,245	52,076	184,815	104,805	167,549
Credit Facility (2)	300,000	—	—	300,000	—
Senior preferred shares (3)	13,612	6,806	6,806	—	—
Capital leases (4)	784	149	454	181	—
Operating leases	15,828	1,661	5,377	3,713	5,077
Ground leases	27,214	514	2,058	2,079	22,563
Development and redevelopment commitments (5)	45,307	45,307	—	—	—
Other long-term liabilities (6)	1,399	933	466	—	—

Total	$2,497,441	$118,593	$807,810	$491,027	$1,080,011

(1)	Includes amounts reflected in the “Mortgage Notes” table above other than debt premium. Excludes the indebtedness of our unconsolidated partnerships.
(2)

As amended effective March 1, 2006, the Credit Facility has a term that expires in January 2009, with an option for us to extend the term for an additional 14 months, provided that there is no event of default at that time.

(3)	Includes quarterly dividends on preferred shares through the earliest date that the shares may be redeemed.
(4)	Includes interest.
(5)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made on or before the end of this year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

(6)	Represents long-term incentive compensation.

Commitments Related to Development and Redevelopment

We intend to invest $363.7 million over the next three years in connection with our development and redevelopment projects announced to date, excluding the Gainesville, Florida, Voorhees Town Center, Voorhees, New Jersey and Pavilion at Market East, Philadelphia, Pennsylvania projects. We also intend to invest significant amounts in additional development and redevelopment projects over that period.

Back to Contents

Derivatives

In March 2006, we entered into six forward starting interest rate swap agreements. These swap agreements have a blended 10-year swap rate of 5.3562% on a notional amount of $150.0 million settling no later than December 10, 2008.

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on June 30, 2006, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 10 to our unaudited consolidated financial statements).

We now have $120.0 million in notional amount of swap agreements settling in 2007 and $400.0 million of aggregate notional amount of swap agreements settling in 2008.

Preferred Shares

As of June 30, 2006, we have 2,475,000 11% non-convertible senior preferred shares outstanding. The shares are redeemable on or after July 31, 2007 at our option at the redemption price per share set forth below:

(in thousands of dollars, except per share amounts)

Redemption Period	Redemption Price Per Share	Total Redemption Value

July 31, 2007 through July 30, 2009	$52.50	$129,938
July 31, 2009 through July 30, 2010	$51.50	$127,463
On or after July 31, 2010	$50.00	$123,750

We intend to redeem the preferred shares at the earliest practicable date on or after July 31, 2007. The $120.0 million of forward starting interest rate swaps that we entered into in May 2005 is intended to hedge our interest rate risk associated with a portion of the amount that we expect to borrow to finance the preferred share redemption. Our plans with regard to the preferred share redemption are subject to change (see “Forward-Looking Statements”).

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

Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we account for the purchase price of the shares repurchased as a reduction to shareholders’ equity. The Company has not repurchased any shares in 2006. The remaining authorized amount for share repurchases under this program is $91.6 million.

CASH FLOWS

Net cash provided by operating activities totaled $80.8 million for the first six months of 2006, compared to $61.0 million for the first six months of 2005. Cash provided by operating activities in the first six months of 2006 as compared to the first six months of 2005 was favorably impacted by a $9.6 million reduction in tenant and other receivables from December 31, 2005 and by greater incentive compensation payments in the first six months of 2005, including $5.0 million in payments related to an executive long term incentive compensation plan.

Back to Contents

Cash flows used in investing activities were $123.3 million for the first six months of 2006, compared to $114.5 million for the six months of 2005. Investment activities in the first six months of 2006 reflect investment in real estate acquisitions, which includes the acquisitions of two former Strawbridge’s department stores at Cherry Hill Mall and Willow Grove Park. Investment activities also reflect real estate improvements of $14.7 million and investment in construction in progress of $69.5 million, both of which primarily relate to our development and redevelopment activities. The investment in construction in progress for the first six months of 2006 also reflects the acquisition of land parcels in Gainesville, Florida and New Garden Township, Pennsylvania. Investing activities in the first six months of 2005 include the acquisitions of Cumberland Mall and Gadsden Mall.

Cash flows provided by financing activities were $43.9 million for the first six months of 2006, compared to $39.1 million used in financing activities for the first six months of 2005. Cash flows provided by financing activities in the first six months of 2006 were impacted by $152.1 million of net proceeds from the financing of mortgage loans on Valley Mall and Woodland Mall. These were offset by uses of cash related to aggregate net Credit Facility repayments of $42.5 million, dividends and distributions of $53.1 million and principal installments on mortgage notes payable of $11.6 million. Financing activities in the first six months of 2005 included the repayment of the second mortgage on Cherry Hill Mall.

COMMITMENTS

At June 30, 2006, we had $45.3 million of contractual obligations to complete current development and redevelopment projects. Total expected costs for the particular projects with such commitments are $123.6 million. We expect to finance these amounts through borrowings under the Credit Facility or through short-term construction loans.

In connection with the Merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 11 shopping malls. We consolidate our 89% ownership in these partnerships for financial reporting purposes. The retained interests entitle Crown’s former operating partnership to a quarterly distribution of $0.2 million and are subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, we have the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) and Crown’s former operating partnership has the right to contribute the retained interests to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla, a trustee of the Company, and his affiliates control Crown’s former operating partnership. The Company expects to exercise its right to acquire the remaining interest in these two partnerships before the end of 2006 or in early 2007.

CONTINGENT LIABILITIES

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. Although we do not expect these matters to have any significant impact on our liquidity or results of operations, we have reserved $0.3 million for these matters. However, we can make no assurances that the amounts that we have reserved will be adequate to cover future environmental costs. We have insurance coverage for certain environmental claims up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

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

Back to Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2006, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Back to Contents

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2006, our consolidated debt portfolio consisted of $300 million borrowed under our Credit Facility and $1,617.4 million in fixed-rate mortgage notes, including $33.3 million of mortgage debt premium.

Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.58% at June 30, 2006. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt

(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate

2006	$11,147	6.58%	—		—
2007	$63,367	7.55%	—		—
2008	$544,467	7.27%	—		—
2009	$64,613	6.01%	$300,000	(2)	6.01	% (3)
2010	$15,636	5.64%	—		—
2011 and thereafter	$884,822	5.57%	—		—

(1)	Based on the weighted average stated interest rate of the respective mortgages as of June 30, 2006.
(2)	As amended effective March 1, 2006, the Credit Facility has a term that expires in January 2009, with an additional 14 month extension period, provided that there is no event of default at that time.
(3)	Based on the weighted average interest rate in effect as of June 30, 2006.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described above, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $35.0 million at June 30, 2006. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $34.9 million at June 30, 2006. Based on the variable-rate debt included in our debt portfolio as of June 30, 2006, a 100 basis point increase in interest rates would result in an additional $3.0 million in interest annually. A 100 basis point decrease would reduce interest incurred by $3.0 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See also Note 10 to our unaudited consolidated financial statements.

Back to Contents

In March 2006, we entered into forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on an aggregate notional amount of $150.0 million settling no later than December 10, 2008.

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on June 30, 2006, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133. See Note 10 to our unaudited consolidated financial statements.

We now have $120.0 million in notional amount of swap agreements settling in 2007 and $400.0 million of aggregate notional amount of swap agreements settling in 2008.

Because the information presented above includes only those exposures that exist as of June 30, 2006, it does not consider those changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

Item 4. Controls and Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, and have concluded as follows:

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

PART II  – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Back to Contents

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Offerings

On April 25 and 27, 2006, we issued an aggregate of 7,804 shares in return for an equal number of Class B Units tendered for redemption by limited partners of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering or Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2006 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees’ use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares. The table also shows the aggregate dollar amount of shares that may be repurchased under the Company’s existing share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1 – April 30, 2006	17,126	$40.74	—	$—
May 1 – May 31, 2006	—	—	—	—
June 1 – June 30, 2006	—	—	—	91,600,000

Total	17,126	$40.74	—	$91,600,000

(1)

On October 31, 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100 million of our common shares in the open market or in privately negotiated or other transactions until the end of 2007, subject to the authority of the Board of Trustees to terminate the program earlier. There were no repurchases during the six months ended June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2006 Annual Meeting of Holders of Certificates of Beneficial Interest of the Company was held on June 1, 2006. At that meeting, (1) Messrs. Stephen B. Cohen, M. Walter D’Alessio, Leonard I. Korman, Donald F. Mazziotti and Ronald Rubin were reelected to the Company’s Board of Trustees as Class B trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2009 and until their respective successors are elected and qualified, (2) Mr. Joseph F. Coradino was reelected to the Company’s Board of Trustees as a Class A trustee to serve for a term ending at the Annual Meeting to be held in the spring of 2008, and (3) KPMG LLP was ratified as the Company’s independent auditor for 2006. At the 2006 Annual Meeting, 32,925,635 votes were cast for Mr. Cohen, 32,904,708 votes were cast for Mr. D’Alessio, 32,493,734 votes were cast for Mr. Korman, 32,902,970 votes were cast for Mr. Mazziotti, 32,806,554 votes were cast for Mr. Rubin and 32,617,171 votes were cast for Mr. Coradino. Under the Company’s Trust Agreement, votes cannot be cast against a candidate. The holders of 631,816 shares withheld authority to vote for Mr. Cohen, 652,743 shares withheld authority to vote for Mr. D’Alessio, 1,063,717 shares withheld authority to vote for Mr. Korman, 654,481 shares withheld authority to vote for Mr. Mazziotti, 750,897 shares withheld authority to vote for Mr. Rubin and 940,280 shares withheld authority to vote for Mr. Coradino. The holders of 33,138,806 shares voted for the selection of KPMG LLP as the Company’s independent auditor for 2006, 364,568 shares voted against the selection of KPMG LLP and 54,076 shares abstained from voting for or against the selection of KPMG LLP.

In addition to Messrs. Cohen, D’Alessio, Korman, Mazziotti, Coradino and Ronald Rubin, the continuing members of the Company’s Board of Trustees following the 2006 Annual Meeting include Messrs. George F. Rubin, Ira M. Lubert, Edward A. Glickman, John J. Roberts, Lee H. Javitch and Mark E. Pasquerilla and Ms. Rosemarie B. Greco.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

August 9, 2006	By:	/s/ Robert F. McCadden

Robert F. McCadden Executive Vice President and Chief Financial Officer

By:	/s/ Jonathen Bell

Jonathen Bell Vice President, Chief Accounting Officer (Principal Accounting Officer)