Form 10-Q
period 2006-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2006-11-08
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at November 6, 2006: 36,875,609

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Back to Contents

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$2,860,761	$2,807,575
Construction in progress	192,190	55,368
Land held for development	5,616	5,616

Total investments in real estate	3,058,567	2,868,559
Accumulated depreciation	(283,321)	(220,788)

Net investments in real estate	2,775,246	2,647,771
INVESTMENTS IN PARTNERSHIPS, at equity	39,447	41,536
OTHER ASSETS:
Cash and cash equivalents	17,134	21,642
Rents and other receivables (net of allowance for doubtful accounts of $11,797 and $10,671 at September 30, 2006 and December 31, 2005, respectively)	41,285	46,492
Intangible assets (net of accumulated amortization of $100,416 and $72,308 at September 30, 2006 and December 31, 2005, respectively)	145,969	173,594
Deferred costs and other assets, net	77,383	69,792
Assets held for sale	1,551	17,720

Total assets	$3,098,015	$3,018,547

LIABILITIES:
Mortgage notes payable	$1,578,598	$1,332,066
Debt premium on mortgage notes payable	29,988	40,066
Credit Facility	277,000	342,500
Corporate notes payable	—	94,400
Tenants’ deposits and deferred rents	12,894	13,298
Distributions in excess of partnership investments	64,971	13,353
Accrued expenses and other liabilities	100,060	69,435
Liabilities related to assets held for sale	48	18,233

Total liabilities	2,063,559	1,923,351

MINORITY INTEREST:	103,671	118,320

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 36,865 shares at September 30, 2006 and 36,521 shares at December 31, 2005	36,865	36,521
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005	25	25
Capital contributed in excess of par	913,185	899,439
Accumulated other comprehensive income	8,145	4,377
(Distributions in excess of net income) retained earnings	(27,435)	36,514

Total shareholders’ equity	930,785	976,876

Total liabilities, minority interest and shareholders’ equity	$3,098,015	$3,018,547

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

REVENUE:
Real estate revenues:
Base rent	$71,353	$67,729	$213,064	$200,717
Expense reimbursements	34,394	32,299	100,973	93,614
Percentage rent	1,438	1,455	5,202	5,959
Lease termination revenue	439	176	2,583	1,265
Other real estate revenues	4,503	3,275	12,491	9,393

Total real estate revenues	112,127	104,934	334,313	310,948
Management company revenue	666	521	2,324	2,043
Interest and other income	566	293	1,452	738

Total revenues	113,359	105,748	338,089	313,729

EXPENSES:
Property operating expenses:
CAM and real estate taxes	(31,842)	(28,734)	(93,753)	(85,094)
Utilities	(7,137)	(6,897)	(18,734)	(18,093)
Other operating expenses	(6,748)	(5,898)	(19,200)	(16,286)

Total property operating expenses	(45,727)	(41,529)	(131,687)	(119,473)
Depreciation and amortization	(31,118)	(27,550)	(94,839)	(80,801)
Other expenses:
General and administrative expenses	(9,668)	(8,412)	(30,187)	(27,833)
Executive separation	—	—	(3,985)	—
Income taxes	(142)	(78)	(383)	(519)

Total other expenses	(9,810)	(8,490)	(34,555)	(28,352)
Interest expense:
Interest expense	(24,341)	(21,056)	(73,234)	(61,118)
Prepayment penalty	—	(803)	—	(803)

Total interest expense	(24,341)	(21,859)	(73,234)	(61,921)

Total expenses	(110,996)	(99,428)	(334,315)	(290,547)

Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	2,363	6,320	3,774	23,182
Equity in income of partnerships	1,044	1,808	4,075	5,426
Gains on sales of interests in real estate	—	5,024	—	5,661
Gains on sales of non-operating real estate	166	3,000	381	3,060

Income before minority interest and discontinued operations	3,573	16,152	8,230	37,329
Minority interest	(384)	(1,818)	(927)	(4,308)

Income from continuing operations	3,189	14,334	7,303	33,021
Discontinued operations:
Operating results from discontinued operations	93	272	527	2,088
Gains on sales of discontinued operations	1,414	3,736	1,414	3,736
Minority interest	(152)	(447)	(196)	(655)

Income from discontinued operations	1,355	3,561	1,745	5,169

Net income	4,544	17,895	9,048	38,190
Dividends on preferred shares	(3,403)	(3,403)	(10,209)	(10,209)

Net income available (loss allocable) to common shareholders	$1,141	$14,492	$(1,161)	$27,981

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

EARNINGS (LOSS) PER SHARE

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Income from continuing operations	$3,189	$14,334	$7,303	$33,021
Dividends on preferred shares	(3,403)	(3,403)	(10,209)	(10,209)
Income (loss) from continuing operations available (allocable) to common shareholders	(214)	10,931	(2,906)	22,812
Dividends on unvested restricted shares	(247)	(265)	(796)	(770)

Income (loss) from continuing operations used to calculate earnings per share	(461)	10,666	(3,702)	22,042
Minority interest in properties – continuing operations	—	42	—	127

Income (loss) from continuing operations used to calculate earnings per share - diluted	$(461)	$10,708	$(3,702)	$22,169

Income from discontinued operations	$1,355	$3,561	$1,745	$5,169

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.29	$(0.10)	$0.61
Income from discontinued operations	0.03	0.10	0.05	0.14

	$0.02	$0.39	$(0.05)	$0.75

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.01)	$0.29	$(0.10)	$0.60
Income from discontinued operations	0.03	0.10	0.05	0.14

	$0.02	$0.39	$(0.05)	$0.74

Weighted-average shares outstanding – basic	36,282	36,149	36,189	36,049
Effect of common share equivalents	— (1)	697	— (1)	675

Weighted-average shares outstanding – diluted	36,282	36,846	36,189	36,724

(1)

For the three and nine months ended September 30, 2006, there is a loss from continuing operations used to calculate earnings per share. The effect of common share equivalents would be antidilutive, therefore there is no impact of common share equivalents on the calculation of diluted loss per share for the three and nine months ended September 30, 2006.

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

Cash Flows from Operating Activities:
Net income	$9,048	$38,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,132	58,280
Amortization	17,750	10,130
Straight-line rent adjustments	(2,119)	(3,183)
Provision for doubtful accounts	2,669	2,336
Amortization of deferred compensation	4,657	2,385
Minority interest	1,123	4,963
Gains on sales of interests in real estate	(1,794)	(12,457)
Change in assets and liabilities:
Net change in other assets	1,160	(3,367)
Net change in other liabilities	8,435	(1,299)

Net cash provided by operating activities	109,061	95,978

Cash Flows from Investing Activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(34,969)	(64,855)
Investments in consolidated real estate improvements	(25,006)	(28,509)
Additions to construction in progress	(102,196)	(46,112)
Investments in partnerships	(1,519)	(622)
Increase in cash escrows	(961)	(1,149)
Capitalized leasing costs	(3,458)	(2,563)
Additions to leasehold improvements	(570)	(2,725)
Cash distributions from partnerships in excess of equity in income	55,454	1,360
Cash proceeds from sales of interests in partnerships	—	4,282
Cash proceeds from sales of consolidated real estate investments	9,039	3,940

Net cash used in investing activities	(104,186)	(136,953)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(17,083)	(14,008)
Proceeds from mortgage notes payable	246,500	266,000
Prepayment penalty on repayment of mortgage notes payable	—	(803)
Repayment of mortgage notes payable	—	(147,529)
Repayment of corporate notes payable	(94,400)	—
Net (repayment of) borrowing from Credit Facility	(65,500)	5,000
Payment of deferred financing costs	(1,358)	(1,675)
Shares of beneficial interest issued	4,940	5,165
Shares of beneficial interest repurchased	(2,545)	(3,048)
Operating partnership units redeemed	(352)	—
Distributions paid to common shareholders	(62,789)	(61,370)
Distributions paid to preferred shareholders	(10,209)	(10,209)
Distributions paid to OP Unitholders and minority partners	(6,587)	(7,638)

Net cash (used in) provided by financing activities	(9,383)	29,885

Net change in cash and cash equivalents	(4,508)	(11,090)
Cash and cash equivalents, beginning of period	21,642	40,044

Cash and cash equivalents, end of period	$17,134	$28,954

See accompanying notes to the unaudited consolidated financial statements.

Back to Contents

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1.	BASIS OF PRESENTATION:

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2005. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. As of September 30, 2006, the Company’s operating portfolio consisted of a total of 51 properties. The retail portion of the Company’s portfolio contains 50 properties in 13 states and includes 39 shopping malls and 11 power and strip centers. The Company also owns one office property acquired as part of a mall acquisition that is classified as held for sale.

The Company’s primary business is owning and operating shopping malls and power and strip centers. The Company evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or evaluate its consolidated operations on a geographic basis. No individual property constitutes more than 10% of the Company’s consolidated revenues or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of the centers, the tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of the Company’s consolidated revenue, and none of the shopping centers are located outside the United States.

The Company’s interests in its properties are held through PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership, and, as of September 30, 2006, the Company held a 90.3% interest in the Operating Partnership, and consolidated it for financial reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

Back to Contents

The Company provides its management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that the Company consolidates for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which develops and manages properties that the Company does not consolidate for financial reporting purposes, including properties owned by partnerships in which the Company owns an interest. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company’s continued qualification as a REIT under federal tax law.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined whether the adoption of SFAS No. 157 will have any material effect on the Company’s financial statements.

SAB 108

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the guidance in this Bulletin.

FIN 48

In June 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 addresses the recognition and measurement of tax-based benefits on the probability that they will be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined whether the adoption of FIN 48 will have any material effect on the Company’s financial statements.

SFAS No. 123(R) and SAB No. 107

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments, which was permitted under SFAS No. 123, is no longer an alternative. As originally issued by the FASB, SFAS No. 123(R) was effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that were not fully vested as of July 1, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance related to share-based payment arrangements for reporting companies. Also in March 2005, the SEC permitted reporting companies, and the Company elected, to defer adoption of SFAS No. 123(R) until the beginning of their next fiscal year, which, for the Company, was January 1, 2006. Compensation expense for the unvested awards is measured based on the fair value of such awards previously calculated in connection with the development of the prior pro forma disclosures in accordance with the provisions of SFAS No. 123. The impact of the Company’s adoption of SFAS No. 123(R) was not material.

3.	REAL ESTATE ACTIVITIES:

Investments in real estate as of September 30, 2006 and December 31, 2005 were comprised of the following:

(in thousands of dollars)	September 30, 2006	December 31, 2005

Buildings, improvements and construction in progress	$2,525,434	$2,401,191
Land, including land held for development	533,133	467,368

Total investments in real estate	3,058,567	2,868,559
Accumulated depreciation	(283,321)	(220,788)

Net investments in real estate	$2,775,246	$2,647,771

Back to Contents

Acquisitions

The Company records its acquisitions based on estimates of fair value as determined by management, based on available information and on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the acquisitions.

In December 2005, the Company acquired Woodland Mall in Grand Rapids, Michigan, for $177.4 million. The Company funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from its Credit Facility, and the remainder from its available working capital. These notes were subsequently repaid. Of the purchase price amount, $6.1 million was allocated to the value of in-place leases, $6.4 million was allocated to above-market leases and $6.5 million was allocated to below-market leases.

In March 2005, the Company acquired Gadsden Mall in Gadsden, Alabama, for $58.8 million. The Company funded the purchase price from its Credit Facility. Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, an office building that the Company considers to be non-strategic, and which the Company has classified as held for sale for financial reporting purposes.

In February 2005, the Company purchased the Cumberland Mall in Vineland, New Jersey and a vacant parcel adjacent to the mall. The total price paid for the mall and the adjacent parcel was $59.5 million, including the assumption of $47.7 million in mortgage debt. The Company paid the $0.9 million purchase price of the adjacent parcel in cash, and the Company paid the remaining portion of the purchase price using 272,859 OP Units, which were valued at $11.0 million, based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The Company also recorded a debt premium of $2.7 million in order to record Cumberland Mall’s mortgage at fair value.

Dispositions

In September 2006, the Company sold South Blanding Village, a strip center in Jacksonville, Florida, for $7.5 million. The Company recorded a gain of $1.4 million from this sale.

In June 2006, the Company recorded a $0.2 million gain on the sale to Home Depot U.S.A., Inc. of a parcel located at the site of the Plaza at Magnolia in Florence, South Carolina, Plaza at Magnolia is currently under development. The parcel was subdivided from a larger tract.

In December 2005, the Company sold Festival at Exton in Exton, Pennsylvania for $20.2 million. The Company recorded a gain of $2.5 million from this sale.

In August 2005, the Company sold its four industrial properties (the “Industrial Properties”) for $4.3 million. The Company recorded a gain of $3.7 million from this sale.

In May 2005, pursuant to an option granted to the tenant in a 1994 ground lease agreement, the Company sold a parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot U.S.A, Inc. for $12.5 million. The Company recorded a gain of $0.6 million from this sale.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”), the Company has presented as discontinued operations the operating results of South Blanding Village, Festival at Exton, the Industrial Properties and the P&S Office Building.

Back to Contents

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(in thousands of dollars)	2006	2005	2006	2005

Real estate revenues	$266	$652	$916	$3,317
Expenses:
Property operating expenses	(132)	(202)	(245)	(706)
Depreciation and amortization	(41)	(178)	(144)	(523)

Total expenses	(173)	(380)	(389)	(1,229)

Operating results from discontinued operations	93	272	527	2,088
Gains on sales of discontinued operations	1,414	3,736	1,414	3,736
Minority interest	(152)	(447)	(196)	(655)

Income from discontinued operations	$1,355	$3,561	$1,745	$5,169

Schuylkill Mall

During the first quarter of 2006, the Company reclassified Schuylkill Mall in Frackville, Pennsylvania for accounting purposes from held for sale to continuing operations. The Company reached this decision because the previously disclosed January 2006 agreement to sell the property was terminated, and the property no longer meets the conditions for an exception to the one-year classification requirement in SFAS No. 144. The Company intends to continue to actively market Schuylkill Mall for sale, but at this time, it cannot determine if or when a sale will be consummated. For balance sheet purposes, as of March 31, 2006, the assets and liabilities of Schuylkill Mall were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because Schuylkill Mall was considered held for sale as of December 31, 2005, no reclassifications related to Schuylkill Mall were made as of that date. For income statement purposes, the results of operations for Schuylkill Mall are presented in continuing operations for all periods presented. In the first quarter of 2006, the Company recorded depreciation and amortization expense of $2.8 million to reflect the depreciation and amortization during all of the period that Schuylkill Mall was classified as held for sale.

Capitalization of Costs

Costs incurred for interest, real estate taxes and insurance that are directly related to development and redevelopment projects are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects.

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

Back to Contents

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(in thousands of dollars)	2006	2005	2006	2005

Development and redevelopment:
Salaries and benefits	$723	$459	$1,707	$1,243
Real estate taxes	$1,089	$175	$1,328	$391
Interest	$2,799	$795	$6,154	$1,690
Leasing:
Salaries and benefits	$1,115	$801	$3,458	$2,563
4.	INVESTMENTS IN PARTNERSHIPS:

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of September 30, 2006 and December 31, 2005:

(in thousands of dollars)	September 30, 2006	December 31, 2005

ASSETS:
Investments in real estate, at cost:
Operating properties	$328,346	$314,704
Construction in progress	20,158	2,927

Total investments in real estate	348,504	317,631
Accumulated depreciation	(73,071)	(62,554)

Net investments in real estate	275,433	255,077
Cash and cash equivalents	5,157	4,830
Deferred costs, and other assets, net	27,293	37,634

Total assets	307,883	297,541

LIABILITIES AND PARTNERS’ EQUITY:
Mortgage notes payable	(381,667)	(269,000)
Other liabilities	(18,181)	(13,942)

Total liabilities	(399,848)	(282,942)

Net equity (deficit)	(91,965)	14,599

Partners’ share	45,491	(7,303)

Company’s share	(46,474)	7,296
Excess investment (1)	14,076	13,701
Advances	6,874	7,186

Net investments and advances	$(25,524)	$28,183

Investment in partnerships, at equity	$39,447	$41,536
Distributions in excess of partnership investments	(64,971)	(13,353)

Net investments and advances	$(25,524)	$28,183

(1)

Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties within the partnership, and the amortization is included in “Equity in income of partnerships.”

Back to Contents

The following table summarizes the Company’s share of equity in income of partnerships for the three and nine month periods ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(in thousands of dollars)	2006	2005	2006	2005

Real estate revenues	$16,771	$13,690	$49,707	$42,697
Expenses:
Property operating expenses	(4,739)	(3,927)	(14,643)	(12,827)
Interest expense	(6,696)	(3,952)	(16,746)	(12,230)
Depreciation and amortization	(3,304)	(2,095)	(10,347)	(6,296)

Total expenses	(14,739)	(9,974)	(41,736)	(31,353)

Net income	2,032	3,716	7,971	11,344
Partners’ share	(997)	(1,842)	(3,928)	(5,714)

Company’s share	1,035	1,874	4,043	5,630
Amortization of excess investment	9	(66)	32	(204)

Equity in income of partnerships	$1,044	$1,808	$4,075	$5,426

Acquisition

In November 2005, the Company and its acquisition partner acquired Springfield Mall in Springfield, Pennsylvania, for $103.5 million. To partially finance the acquisition costs, the Company and its acquisition partner obtained a $76.5 million mortgage loan. The Company funded the remainder of its share of the purchase price with $5.0 million in borrowings from its Credit Facility. Of the purchase price amount, $2.9 million was allocated to the value of in-place leases, $0.4 million was allocated to above-market leases and $4.5 million was allocated to below-market leases.

Dispositions

In July 2005, the Company sold its 40% interest in Laurel Mall in Hazleton, Pennsylvania. The total sales price of the mall was $33.5 million, including assumed debt of $22.6 million. The net cash proceeds to the Company were $3.9 million. The Company recorded a gain of $5.0 million in the third quarter of 2005 from this transaction.

In July 2005, a partnership in which the Company has a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. The Company’s share of the proceeds was $9.5 million, representing a reimbursement for the $5.0 million of costs and expenses it incurred previously in connection with the project and a gain on sale of non-operating real estate of $3.0 million recognized in the third quarter of 2005 and $1.5 million recognized in the fourth quarter of 2005.

Mortgage Activity

In July 2006, the partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan has an initial term of 12 months, during which monthly payments of interest only are required. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. The initial interest rate was 5.905%. The loan may not be prepaid until August 2007. Thereafter, the loan may be prepaid in full on any monthly payment date. A portion of the proceeds of the loan were used to repay the previous first mortgage on the property, which had a balance of $44.6 million. The Company received a distribution of $51.9 million as its share of the remaining proceeds of this mortgage loan. The Company used this $51.9 million to repay a portion of the outstanding balance under the Credit Facility and for working capital.

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

6.	COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three and nine month periods ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(in thousands of dollars)	2006	2005	2006	2005

Net income	$4,544	$17,895	$9,048	$38,190
Unrealized (loss) gain on derivatives	(19,788)	9,722	3,741	4,564
Other comprehensive income	9	9	27	27

Total comprehensive (loss) income	$(15,235)	$27,626	$12,816	$42,781

7.	CASH FLOW INFORMATION:

Cash paid for interest was $81.9 million (net of capitalized interest of $6.2 million) and $74.4 million (net of capitalized interest of $1.7 million) for the nine months ended September 30, 2006 and 2005, respectively.

Significant non-cash transactions

In connection with the acquisition of Cumberland Mall in February 2005, the Company assumed mortgage loans of $47.7 million and issued OP Units valued at $11.0 million.

8.	RELATED PARTY TRANSACTIONS:

General

PRI provides management, leasing and development services for 13 properties owned by partnerships and other entities in which certain officers or trustees of the Company and PRI or their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million for each of the three month periods ended September 30, 2006 and 2005, and $0.6 million for each of the nine month periods ended September 30, 2006 and 2005.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Total rent expense under this lease was $0.4 million in each of the three month periods ended September 30, 2006 and 2005 and $1.1 million in each of the nine month periods ended September 30, 2006 and 2005, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

Back to Contents

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $6,000 and $45,000 for the three months ended September 30, 2006 and 2005, respectively, and $17,000 and $87,000 for the nine months ended September 30, 2006 and 2005 for flight time used by employees on Company-related business.

Executive Separation

On March 1, 2006, the Company announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company, effective April 15, 2006. In connection with Mr. Weller’s retirement, on February 28, 2006, the Company entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from the Company’s Board of Trustees, effective as of March 8, 2006, the date on which the Separation Agreement became irrevocable. The Company recorded an expense of $4.0 million in connection with Mr. Weller’s separation from the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the 2005 – 2008 Outperformance Program (“OPP”) (see Note 11). Mr. Weller exercised his outstanding options in August 2006. In connection with the Separation Agreement, the Amended and Restated Employment Agreement by and between the Company and Mr. Weller dated as of January 1, 2004 was terminated, effective as of March 8, 2006.

9.	COMMITMENTS AND CONTINGENCIES:

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2006, the remainder to be paid against such contractual and other commitments was $55.7 million, which is expected to be financed through the Credit Facility or through short-term construction loans.

Tax Protection Agreements

The Company has entered into tax protection agreements in connection with certain completed property acquisitions. Under these agreements, the Company has agreed not to dispose of certain protected properties in a taxable transaction until certain dates. In some cases, members of the Company’s senior management and/or board of trustees are the beneficiaries of these agreements.

Other

In connection with the merger (the “Merger”) with Crown American Realty Trust (“Crown”) that closed in November 2003, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own 12 shopping malls. This retained interest is subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company has the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger and Crown’s former operating partnership has the right to contribute the retained interest to the Company following the 40th month after the closing of the Merger, in each case in exchange for 341,297 additional OP Units. Mark E. Pasquerilla, a trustee of the Company, and his affiliates control Crown’s former operating partnership. The remaining partners of Crown’s former operating partnership are entitled to receive distributions from the two partnerships that own the 12 shopping malls. The amount of the distributions is based on the distributions made by the Company’s operating partnership and amounted to $0.2 million in each of the three month periods ended September 30, 2006 and 2005, and $0.6 million in each of the nine month periods ended September 30, 2006 and 2005.

In the normal course of business, the Company has become and may, in the future, become involved in legal actions relating to the ownership and operations of its properties and the properties it manages for third parties. In management’s opinion, the resolution of any such pending legal actions is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on September 30, 2006 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.

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

The counterparties to these swap agreements are all major financial institutions and participants in the Credit Facility. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.

Back to Contents

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2006. The notional amounts at September 30, 2006 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value at September 30, 2006		Fair Value at December 31, 2005	Interest Rate	Effective Date	Cash Settlement Date

Agreements entered in May 2005:

Swap-Cash Flow	$50 million	$1.7	million	$1.0 million	4.6830%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million	1.7	million	1.0 million	4.6820%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$20 million	0.7	million	0.4 million	4.7025%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million	1.4	million	0.7 million	4.8120%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	1.5	million	0.7 million	4.7850%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	0.6	million	0.3 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$45 million	1.2	million	0.6 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$10 million	0.3	million	0.2 million	4.8400%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	1.5	million	0.7 million	4.7900%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	0.7	million	0.3 million	4.8220%	September 10, 2008	December 10, 2008

		$11.3	million	$5.9 million

Agreements entered in March 2006:

Swap-Cash Flow	$50 million	$(0.5)	million	N/A	5.3380%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	(0.2)	million	N/A	5.3500%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	(0.3)	million	N/A	5.3550%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	(0.2)	million	N/A	5.3750%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	(0.2)	million	N/A	5.3810%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	(0.2)	million	N/A	5.3810%	September 10, 2008	December 10, 2008

		$(1.6)	million	N/A

Total		$9.7	million	$5.9 million

As of September 30, 2006 and December 31, 2005, the estimated unrealized gain attributed to the cash flow hedges was $9.7 million and $5.9 million, respectively, and has been included in deferred costs and other assets and accumulated other comprehensive income in the accompanying consolidated balance sheets. The increase in the aggregate value from December 31, 2005 to September 30, 2006 is due to an increase in market interest rates during the first nine months of 2006, net of the impact of a decrease in market interest rates since the Company entered into the six hedging agreements in March 2006.

11.	STOCK-BASED COMPENSATION

In January 2005, the Company’s Board of Trustees approved the 2005–2008 Outperformance Program (“OPP”), a performance-based incentive compensation program that is designed to pay a bonus (in the form of common shares of beneficial interest) if the Company’s total return to shareholders (as defined in the OPP) exceeds certain thresholds over a four-year measurement period beginning on January 1, 2005. The Board of Trustees amended the OPP in March 2005. The Company measures and records compensation expense over the four year period in accordance with the provisions of SFAS 123(R). The Company accrued $0.2 million of compensation expense related to the OPP for each of the three month periods ended September 30, 2006 and 2005, and $1.0 million and $0.7, respectively, for the nine month periods ended September 30, 2006 and 2005.

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

Back to Contents

In the nine months ended September 30, 2006, 132,761 restricted shares were issued to certain key employees and trustees as incentive compensation. The restricted shares were awarded at their fair value, which ranged from $40.60 to $41.75 per share. The restricted shares vest over periods of two to five years, and portions of the vested amounts vary based on the Company’s performance. In the nine months ended September 30, 2006 and 2005 respectively, the Company also issued 1,750 and 3,050 service award shares at fair values of $40.12 and $42.825, respectively, for non-officer employees based on years of service. The Company recorded compensation expense of $4.7 million and $2.4 million in the nine months ended September 30, 2006 and 2005, respectively, related to all of these share awards and awards made in prior periods.

The following table presents the aggregate number of shares reserved for issuance and the number of shares that remained available for future awards under the two plans that had shares available as of September 30, 2006:

	2003 Equity Incentive Plan	Restricted Share Plan For Nonemployee Trustees

Shares reserved for issuance	2,500,000	50,000
Available for grant at September 30, 2006	1,817,606	15,000

Options are granted at the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than ten years from the grant date. Changes in options outstanding from January 1, 2006 through September 30, 2006 were as follows:

	Weighted Average Exercise Price	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1998 Stock Option Plan	1997 Stock Option Plan	1990 Employees Plan	1990 Nonemployee Trustee Plan

Options outstanding at January 1, 2006	$23.70	18,974	100,000	35,300	201,000	26,105	49,875
Options exercised	22.92	(4,889)	—	(4,750)	(11,000)	(25,605)	—

Options outstanding at September 30, 2006	$23.42	14,085	100,000	30,550	190,000	500	49,875

As of September 30, 2006, exercisable options to purchase 371,260 shares of beneficial interest with an aggregate exercise price of $8.5 million (weighted average exercise price of $22.98 per share) were outstanding.

As of September 30, 2006, an aggregate of outstanding exercisable and unexercisable options to purchase 385,010 shares of beneficial interest with a weighted average remaining contractual life of 2.5 years and an aggregate exercise price of $9.0 million (weighted average exercise price of $23.42 per share) were outstanding.

The following table summarizes information relating to all options outstanding as of September 30, 2006:

	Options Outstanding as of September 30, 2006		Options Exercisable as of September 30, 2006

Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)

$13.00-$18.99	110,736	$17.73	110,736	$17.73	4.0
$19.00-$28.99	254,274	24.95	253,024	24.93	1.4
$29.00-$38.99	20,000	35.62	7,500	34.83	7.4

Back to Contents

12. SUBSEQUENT EVENTS

In October 2006, the mortgage note secured by Schuylkill Mall was modified to reduce the interest rate from 7.25% to 4.50% per annum. This mortgage note had a balance of $16.5 million as of September 30, 2006 and matures on December 1, 2008.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern part of the United States. Our operating portfolio currently consists of 51 properties. The retail portion of our portfolio contains 50 properties in 13 states, and includes 39 shopping malls and 11 power and strip centers. We also own one office property acquired as part of a mall acquisition that we classify as held for sale. The retail properties have a total of 34.6 million square feet, of which we and partnerships or tenancy in common arrangements (collectively, “partnerships”) in which we own an interest own 26.5 million square feet.

The retail properties that we consolidate for financial reporting purposes have 30.2 million square feet, of which we own 23.7 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have 4.4 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of September 30, 2006, held a 90.3% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 50 operating retail properties in our portfolio through unconsolidated partnerships with third parties. We hold a non-controlling 50% interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the income statement caption entitled “Equity in income of partnerships” rather than consolidating the results of the unconsolidated partnerships with our results. Our investments in these entities are recorded in the balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distibutions in excess of partnership investments.”

For further information regarding our unconsolidated partnerships, see Note 4 to our unaudited consolidated financial statements.

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

Our net income decreased by $13.4 million, or 75%, to $4.5 million for the three months ended September 30, 2006 from $17.9 million for the three months ended September 30, 2005. Our net income decreased by $29.2 million, or 76% to $9.0 million for the nine months ended September 30, 2006 from $38.2 million for the nine months ended September 30, 2005. Net income available to common shareholders for the third quarter of 2006 was $1.1 million, or $0.02 per diluted share. In the third quarter of 2005, net income available to common shareholders was $14.5 million, or $0.39 per diluted share. For the nine months ended September 30, 2006, net loss allocable to common shareholders was $1.2 million or ($0.05) per diluted share, compared to net income available to common shareholders of $28.0 million or $0.74 per diluted share, in the nine months ended September 30, 2005.

The results of operations for the three and nine months ended September 30, 2006 and 2005 reflect changes due to the acquisition and disposition of real estate properties since July 1, 2005 and January 1, 2005, respectively. In 2005, we acquired three retail properties and a 50% ownership interest in one additional retail property; we disposed of four industrial properties, one strip center and our partnership interest in one additional retail property. Aggregate gains on the sales of real estate and interests in real estate were $1.6 million and $11.8 million for the three months ended September 30, 2006 and 2005, respectively, and $1.8 million and $12.5 million for the nine months ended September 30, 2006 and 2005, respectively. Our results for the three and nine months ended September 30, 2006 were also significantly affected by ongoing redevelopment initiatives that were in various stages at 13 of our 39 consolidated mall properties. While we might undertake a redevelopment at a given property to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, might be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation. Furthermore, our results for the nine months ended September 30, 2006 were affected by the $4.0 million of separation expenses associated with the retirement of a Vice Chairman of the Company, as well as $2.8 million of depreciation and amortization expense recorded during the period in connection with the reclassification of Schuylkill Mall from held for sale to continuing operations reflecting depreciation and amortization during all of the period that Schuylkill Mall was classified as held for sale.

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

Back to Contents

In November 2005, a partnership in which we own a 50% interest acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, we and our partner obtained a $76.5 million mortgage loan. We funded the remainder of our share of the purchase price with $5.0 million in borrowings from our Credit Facility. Of the purchase price amount, $2.7 million was allocated to the value of in-place leases, $0.4 million was allocated to above-market leases and $4.5 million was allocated to below-market leases.

In March 2005, we acquired Gadsden Mall in Gadsden, Alabama, with 0.5 million square feet, for $58.8 million. We funded the purchase price from our Credit Facility. Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, a 40,000 square foot office building that we consider to be non-strategic, and which we have classified as held for sale for financial reporting purposes.

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

Dispositions

In September 2006, we sold South Blanding Village, a strip center in Jacksonville, Florida, for $7.5 million. We recorded a gain of $1.4 million from this sale.

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

In July 2005, a partnership in which we have a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. Our share of the proceeds was $9.5 million, representing a reimbursement for the $5.0 million of costs and expenses incurred previously in connection with the project and a gain on the sale of non-operating real estate of $4.5 million, $3.0 million of which was recognized in the third quarter of 2005, and $1.5 million of which was recognized in the fourth quarter of 2005.

In July 2005, we sold our 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of $22.6 million. Our net cash proceeds were $3.9 million. We recorded a gain of $5.0 million from this transaction.

In May 2005, pursuant to an option granted to the tenant in a 1994 ground lease agreement, we sold a 13.5 acre parcel in Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot U.S.A., Inc. for $12.5 million. We recorded a gain of $0.6 million on the sale of this parcel.

Development and Redevelopment

We are engaged in the ground-up development of eight retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of September 30, 2006, we had incurred $98.9 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $237.8 million in the aggregate (including costs already incurred), and excluding Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects because details of those projects and the related amounts have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

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

Development Project	Estimated Project Cost	Invested as of September 30, 2006	Expected Initial Occupancy Date

The Plaza at Magnolia	$11.3 million	$6.8 million	Third Quarter 2006
Lacey Retail Center	49.5 million	19.0 million	Third Quarter 2007
New River Valley Retail Center	27.9 million	4.9 million	Fourth Quarter 2007
Monroe Marketplace	57.0 million	5.5 million	Third Quarter 2008
New Garden Town Center	82.1 million	34.0 million	Third Quarter 2009
Valley View Downs	10.0 million	1.3 million	To Be Determined
Springhills	To Be Determined	25.5 million	To Be Determined
Pavilion at Market East	To Be Determined	1.9 million	To Be Determined

$98.9 million

We are engaged in the redevelopment of 13 of our consolidated properties and one of our unconsolidated properties and expect to increase the number of such projects in the future. These projects may include the introduction of multifamily, office or other uses to our properties.

The following tables summarize our intended investment for redevelopment and ground-up development projects:

Redevelopment Project	Estimated Project Cost	Invested as of September 30, 2006	Expected Initial Occupancy Date

Capital City Mall	$12.8 million	$9.7 million	Fourth Quarter 2005
Patrick Henry Mall	29.3 million	24.8 million	Fourth Quarter 2005
Cumberland Mall	5.3 million	4.0 million	First Quarter 2006
New River Valley Mall	25.7 million	10.7 million	First Quarter 2006
Lycoming Mall	18.1 million	12.3 million	Second Quarter 2006
Francis Scott Key Mall	4.8 million	3.0 million	Third Quarter 2006
Valley View Mall	4.7 million	3.4 million	Fourth Quarter 2006
Magnolia Mall	16.8 million	1.7 million	Second Quarter 2007
Beaver Valley Mall	9.2 million	1.3 million	Third Quarter 2007
Lehigh Valley Mall (1)	20.3 million	0.4 million	Third Quarter 2007
Plymouth Meeting Mall	83.9 million	21.0 million	Fourth Quarter 2007
Willow Grove Park	54.4 million	18.2 million	First Quarter 2008
Voorhees Town Center	60.7 million	2.8 million	To Be Determined
Cherry Hill Mall	To Be Determined	19.6 million	To Be Determined

$132.9 million

(1)	This property is unconsolidated. The amounts shown represent our share.

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

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for 13 properties owned by partnerships and other entities in which certain officers or trustees of us and PRI or their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million for each of the three month periods ended September 30, 2006 and 2005, and $0.6 million for each of the nine month periods ended September 30, 2006 and 2005.

We leased our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $0.4 million in each of the three month periods ended September 30, 2006 and 2005 and $1.1 million in each of the nine month periods ended September 30, 2006 and 2005, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

We used an airplane in which Ronald Rubin owns a fractional interest. We paid $6,000 and $45,000 for the three months ended September 30, 2006 and 2005, respectively, and $17,000 and $87,000 for the nine months ended September 30, 2006 and 2005 for flight time used by employees on Company-related business.

Executive Separation

On March 1, 2006, we announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company, effective April 15, 2006. In connection with Mr. Weller’s retirement, on February 28, 2006, we entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from our Board of Trustees, effective as of March 8, 2006, the date on which the Separation Agreement became irrevocable. We recorded an expense of $4.0 million in connection with Mr. Weller’s separation from the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the 2005-2008 Outperformance Program. Mr. Weller exercised his outstanding options in August, and he will remain eligible to receive performance shares under our 2005-2008 Outperformance Program. In connection with the Separation Agreement, the Amended and Restated Employment Agreement by and between us and Mr. Weller dated as of January 1, 2004 was terminated, effective as of March 8, 2006, the date on which the Separation Agreement became irrevocable.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005

The following information summarizes our results of operations for the three month periods ended September 30, 2006 and 2005.

(in thousands of dollars)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	% Change 2005 to 2006

Real estate revenues	$112,127	$104,934	7%
Property operating expenses	(45,727)	(41,529)	10%
Management company revenue	666	521	28%
Interest and other income	566	293	93%
Other expenses and income taxes	(9,810)	(8,490)	16%
Interest expense	(24,341)	(21,859)	11%
Depreciation and amortization	(31,118)	(27,550)	13%
Equity in income of partnerships	1,044	1,808	(42%)
Gains on sales of interests in real estate	—	5,024	(100%)
Gains on sales of non-operating real estate	166	3,000	(94%)
Minority interest	(384)	(1,818)	(79%)

Income from continuing operations	3,189	14,334	(78%)
Income from discontinued operations	1,355	3,561	(62%)

Net income	$4,544	$17,895	(75%)

Back to Contents

The following information summarizes our results of operations for the nine month periods ended September 30, 2006 and 2005.

(in thousands of dollars)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	% Change 2005 to 2006

Real estate revenues	$334,313	$310,948	8%
Property operating expenses	(131,687)	(119,473)	10%
Management company revenue	2,324	2,044	14%
Interest and other income	1,452	737	97%
Other expenses and income taxes	(30,570)	(28,352)	8%
Executive separation	(3,985)	—	—
Interest expense	(73,234)	(61,921)	18%
Depreciation and amortization	(94,839)	(80,801)	17%
Equity in income of partnerships	4,075	5,426	(25%)
Gains on sales of interests in real estate	—	5,661	(100%)
Gains on sales of non-operating real estate	381	3,060	(88%)
Minority interest	(927)	(4,308)	(78%)

Income from continuing operations	7,303	33,021	(78%)
Income from discontinued operations	1,745	5,169	(66%)

Net income	$9,048	$38,190	(76%)

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

The following table sets forth information regarding occupancy in the Company’s retail portfolio as of September 30, 2006.

	Occupancy as of September 30,

	2006	2005

Operating portfolio weighted average:
Total including anchors	89.8%	91.8%
Excluding anchors	87.3%	87.5%
Enclosed malls weighted average:
Total including anchors	88.7%	90.9%
Excluding anchors	85.7%	85.9%
Power and strip centers weighted average	97.6%	97.3%

Real Estate Revenues

Real estate revenues increased by $7.2 million, or 7%, in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to an increase of $5.9 million from Woodland Mall, which was acquired in December 2005. Real estate revenues from properties that were owned by the Company prior to July 1, 2005 increased by $1.3 million, or 1%, primarily due to increases of $0.2 million in base rent, $0.3 million in lease termination revenue and $1.0 million in other revenues, offset by a $0.2 million decrease in expense reimbursements.

Back to Contents

In connection with our redevelopment efforts, base rent at Echelon Mall decreased by $0.3 million in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, largely due to the effects of the early stages of the redevelopment initiative on in-line occupancy (48.2% as of September 30, 2006 and 53.0% as of September 30, 2005). Base rent at the remaining properties owned by the Company prior to July 1, 2005 increased by $0.5 million, or 1%, in the three months ending September 30, 2006. This increase is primarily due to higher average base rent partially offset by lower occupancy.

Many of our malls experienced a decrease in expense reimbursements in 2006 as compared to 2005. While this trend is not limited to the redevelopment properties, the recovery rates at these properties are approximately 4% lower than at our other malls. Our properties are experiencing a trend towards more gross leases, leases that pay a percentage of sales in lieu of minimum rent and rental concessions made to tenants impacted by the redevelopment activities. We expect the lower recovery rates at the redevelopment assets to improve as construction is completed, tenants take occupancy and our leasing leverage improves.

For the three months ended September 30, 2006, other revenues increased primarily due to the conversion of eight mall merchants associations to marketing funds effective January 1, 2006. These conversions resulted in increased marketing revenues of $0.5 million compared to the three months ended September 30, 2005. These increased marketing revenues were offset by a $0.5 million increase in marketing expenses. Other revenue also increased because ancillary revenues increased $0.2 million and miscellaneous revenues increased $0.2 million, primarily due to a bankruptcy court distribution related to one tenant that closed five stores during 2005. Lease termination revenue was higher during the three months ended September 30, 2006 primarily due to $0.2 million received from one tenant.

Real estate revenues increased by $23.4 million, or 8%, in the first nine months of 2006 as compared to the first nine months of 2005, primarily due to an increase of $19.8 million from properties acquired in 2005, including Woodland Mall ($17.3 million), Gadsden Mall ($1.4 million) and Cumberland Mall ($1.1 million). Real estate revenues from properties that were owned by the Company prior to January 1, 2005 increased by $3.6 million, or 1%, primarily due to increases of $0.5 million in base rent, $1.3 million in lease termination revenue and $2.6 million in other revenues, offset by a $0.8 million decrease in percentage rent.

In connection with our redevelopment efforts, base rent at Echelon Mall decreased by $1.3 million in the first nine months of 2006 as compared to the first nine months of 2005, largely due to the effects of the early stages of the redevelopment initiative on in-line occupancy, as noted above. Base rent was also affected by the May 2005 sale of the Home Depot parcel at Northeast Tower Center, resulting in real estate revenues that were $0.4 million lower in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Base rent at the remaining properties owned by the Company prior to January 1, 2005 increased by $2.2 million, or 1%, in the nine months ending September 30, 2006. This increase is primarily due to higher average base rent, partially offset by lower occupancy.

For the nine months ended September 30, 2006, other revenues increased primarily due to the conversion of eight mall merchants associations to marketing funds effective January 1, 2006. These conversions resulted in increased marketing revenues of $1.5 million compared to the nine months ended September 30, 2005. These increased marketing revenues were offset by a $1.5 million increase in marketing expenses. Other revenue also increased because ancillary revenues increased $0.7 million. Lease termination revenue increased in the first nine months of 2006 primarily due to $1.2 million received from two tenants. Percentage rent was lower during the nine months ended September 30, 2006 primarily because results for the second quarter of 2005 included $0.4 million of percentage rent revenues billed as a result of sales audits.

Property Operating Expenses

Property operating expenses increased by $4.2 million, or 10%, in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to an increase of $2.5 million from Woodland Mall. Property operating expenses for properties that we owned prior to July 1, 2005 increased by $1.7 million, or 4%, primarily due to a $1.4 million increase in common area maintenance expense, a $0.2 million increase in insurance expense and a $0.6 million increase in other operating expenses, offset by a $0.5 million decrease in real estate tax expense.

The increase in other operating expenses resulted from a $0.5 million increase in marketing expenses (corollary to the $0.5 million marketing revenues referenced above). The decrease in real estate tax expense was primarily due to a $0.9 million decrease in Echelon Mall’s tax assessment. Real estate taxes increased by $0.4 million at the remaining properties.

Property operating expenses increased by $12.2 million, or 10%, in the first nine months of 2006 as compared to the first nine months of 2005, primarily due to an increase of $8.0 million in expenses from properties acquired in 2005, including operating expenses at Woodland Mall ($7.0 million), Gadsden Mall ($0.6 million) and Cumberland Mall ($0.4 million). Property operating expenses for properties that we owned prior to January 1, 2005 increased by $4.2 million, or 4%, primarily due to a $1.6 million increase in common area maintenance expense, a $0.4 million increase in insurance expense and a $2.2 million increase in other operating expenses. The increase in other operating expenses resulted primarily from a $1.5 million increase in marketing expenses (corollary to the $1.5 million marketing revenues referenced above). Also contributing to the other operating expense increase were higher bad debt expense ($0.2 million) and an increase in recoverable tenant service expense ($0.3 million).

Back to Contents

Other Expenses and Income Taxes

Other expenses increased by $1.3 million, or 16%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was due to a $1.2 million increase in payroll expense related to increased salaries, and incentive compensation and a $0.1 million increase in professional fees.

Other expenses increased by $2.2 million, or 8%, in the first nine months of 2006 as compared to same period in 2005. This increase was due to a $3.1 million increase in payroll expense related to increased salaries and incentive compensation, offset by a $0.5 million decrease in miscellaneous expenses, a $0.3 million decrease in legal settlements and a $0.1 million decrease in income taxes.

Executive Separation

Executive separation expense in the first nine months of 2006 represents a $4.0 million expense related to separation costs associated with the retirement of one of the Company’s Vice Chairmen.

Interest Expense

Interest expense increased by $2.5 million, or 11%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. This increase was due to a $3.8 million increase primarily related to borrowings in connection with the acquisition of Woodland Mall, along with higher interest rates (a weighted average rate of 7.49% in the third quarter of 2006 versus a weighted average rate of 5.12% in the same period in 2005) under the Credit Facility. These increases in interest expense were partially offset by $1.1 million of decreased interest expense related to the refinancing of the mortgages on Cherry Hill Mall, Magnolia Mall and Willow Grove Park, (including a $0.8 million prepayment penalty related to refinancing of the mortgage loan on Magnolia Mall in the third quarter of 2005) and a $0.2 million decrease in interest paid on mortgage loans that were outstanding during the three months ended September 30, 2006 and 2005 due to principal and debt premium amortization.

Interest expense increased by $11.3 million, or 18%, in the first nine months of 2006 as compared to the same period in 2005. This increase was due to a $13.4 million increase primarily related to mortgage, note and Credit Facility interest associated with the financing of the acquisitions of Woodland Mall and Gadsden Mall, along with higher interest rates (a weighted average rate of 6.91% for the nine months ended September 30, 2006 compared to a weighted average rate of 4.83% in the same period in 2005) under the Credit Facility. The increase was also due to an increase of $0.2 million related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in February 2005. These increases in interest expense were partially offset by $1.4 million of decreased interest expense related to the refinancing of the mortgages on Cherry Hill Mall, Magnolia Mall and Willow Grove Park (including a $0.8 million prepayment penalty related to refinancing of the mortgage loan on Magnolia Mall in the third quarter of 2005), a $0.3 million decrease resulting from the reduction in mortgage debt in connection with the sale of, and satisfaction of our mortgage obligations at, the Home Depot parcel at Northeast Tower Center and a $0.6 million decrease in interest paid on mortgage loans that were outstanding during 2006 and 2005 due to principal and debt premium amortization.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.6 million, or 13%, in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Depreciation and amortization expense related to properties acquired since July 1, 2005 was $1.8 million, and expense from properties that we owned prior to July 1, 2005 increased by $1.8 million, primarily due to a higher asset base resulting from capital improvements to some of those properties, including $0.3 million of depreciation and amortization expense recorded for Schuylkill Mall, as described below in further detail.

Depreciation and amortization expense increased by $14.0 million, or 17%, in the first nine months of 2006 as compared to the first nine months of 2005, primarily due to $5.9 million of depreciation and amortization expense from properties acquired since January 1, 2005 and $3.4 million of depreciation and amortization expense recorded for Schuylkill Mall in the first nine months of 2006, including $2.8 million of depreciation and amortization expense from the date of acquisition (November 2003) through the date that Schuylkill Mall was reclassified into continuing operations (March 2006). This was necessary because depreciation and amortization expense are not recorded when an asset is classified as held for sale and reported as discontinued operations, as Schuylkill Mall was. Depreciation and amortization expense from properties that we owned prior to January 1, 2005, excluding Schuylkill Mall, increased by $4.7 million, primarily due to a higher asset base resulting from capital improvements to some of those properties.

Back to Contents

Gains on Sales of Interests in Real Estate

There were no gains from sales of interests in real estate in the three months ended September 30, 2006 compared to $5.0 million for the three months ended September 30, 2005. There were no gains on sales of interests in real estate in the nine months ended September 30, 2006 compared to $5.7 million in the nine months ended September 30, 2005. The results of operations for the three and nine months ended September 30, 2005 include a $5.0 million gain from the sale of our interest in Laurel Mall. The results of operations for the nine months ended September 30, 2005 include the previously mentioned Laurel Mall transaction as well as the sale of the Home Depot parcel.

Gains on Sales of Non-Operating Real Estate

Gains on sales of non-operating real estate were $0.2 million and $3.0 million, respectively, for the three months ended September 30, 2006 and 2005, and $0.4 million and $3.1 million, respectively, for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2005 include a $3.0 million gain from the sale of an undeveloped land parcel in connection with a litigation settlement related to Christiana Power Center Phase II.

Discontinued Operations

The Company has presented as discontinued operations the operating results of South Blanding Village, Festival at Exton, the Industrial Properties and the P&S Office Building acquired in connection with the Gadsden Mall transaction.

Property operating results and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(in thousands of dollars)	2006	2005	2006	2005

Operating results from discontinued operations	$93	$272	$527	$2,088
Gains on sales of interests in real estate	1,414	3,736	1,414	3,736
Minority interest	(152)	(447)	(196)	(655)

Income from discontinued operations	$1,355	$3,561	$1,745	$5,169

NET OPERATING INCOME

Net operating income (a non-GAAP measure) is derived from real estate revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes management company revenues, interest income, general and administrative expenses, interest expense, depreciation and amortization and gains on sales of real estate and interests in real estate.

Back to Contents

The following tables present net operating income results for the three and nine months ended September 30, 2006 and 2005. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of partnerships that we do not consolidate for financial reporting purposes. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) includes the results of properties that have undergone or were undergoing redevelopment during the applicable periods, and excludes properties acquired or disposed of during the periods presented:

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005

(in thousands of dollars)	Retail Same Store	Non-Same Store	Total	Retail Same Store	Non-Same Store	Total

Real estate revenues	$112,802	$7,855	$120,657	$111,683	$728	$112,411
Property operating expenses	(44,889)	(3,263)	(48,152)	(43,457)	(230)	(43,687)

Net operating income	$67,913	$4,592	$72,505	$68,226	$498	$68,724

	Three Months - % Change 2006 vs. 2005

	Retail Same Store	Total

Real estate revenues	1%	7%
Property operating expenses	3%	10%
Net operating income	0%	6%

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005

(in thousands of dollars)	Retail Same Store	Non-Same Store	Total	Retail Same Store	Non-Same Store	Total

Real estate revenues	$323,640	$36,076	$359,716	$320,011	$15,275	$335,286
Property operating expenses	(124,682)	(14,324)	(139,006)	(120,833)	(5,618)	(126,451)

Net operating income	$198,958	$21,752	$220,710	$199,178	$9,657	$208,835

	Nine Months – % Change 2006 vs. 2005

	Retail Same Store	Total

Real estate revenues	1%	7%
Property operating expenses	3%	10%
Net operating income	0%	6%

Primarily because of the items discussed above under “Real Estate Revenues” and “Property Operating Expenses”, total net operating income increased by $3.8 million in the third quarter of 2006 compared to the third quarter of 2005. Same Store net operating income decreased by $0.3 million in the third quarter of 2006 compared to the third quarter of 2005. Non-Same Store net operating income increased by $4.1 million due to contributions from properties acquired in 2005.

Primarily because of the items discussed above under “Real Estate Revenues” and “Property Operating Expenses,” total net operating income increased by $11.9 million in the first nine months of 2006 compared to the first nine months of 2005. Same Store net operating income decreased by $0.2 million in the first nine months of 2006 compared to the first nine months of 2005. Non-Same Store net operating income increased by $12.1 million due to contributions from properties acquired in 2005.

Back to Contents

The following information is provided to reconcile net income to net operating income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In thousands of dollars)	2006	2005	2006	2005

Net income	$4,544	$17,895	$9,048	$38,190
Adjustments:
Depreciation and amortization
Wholly owned and consolidated partnerships	31,118	27,550	94,839	80,801
Unconsolidated partnerships	1,679	1,103	5,255	3,287
Discontinued operations	41	178	144	523
Interest expense
Wholly owned and consolidated partnerships	24,341	21,859	73,234	61,921
Unconsolidated partnerships	3,248	1,958	8,083	6,036
Minority interest	536	2,265	1,123	4,963
Gains on sales of interests in real estate	—	(5,024)	—	(5,661)
Gains on sales of non-operating real estate	(166)	(3,000)	(381)	(3,060)
Gains on sales of discontinued operations	(1,414)	(3,736)	(1,414)	(3,736)
Other expenses	9,810	8,490	30,570	28,352
Executive separation	—	—	3,985	—
Management company revenue	(666)	(521)	(2,324)	(2,043)
Interest and other income	(566)	(293)	(1,452)	(738)

Net operating income	$72,505	$68,724	$220,710	$208,835

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations, which is a non-GAAP measure, as income before gains and losses on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. We compute Funds From Operations by taking the amount determined pursuant to the NAREIT definition and subtracting dividends on preferred shares (“FFO”).

Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our Company’s performance for different periods to that of our industry peers. Similarly, FFO on a fully diluted basis is a measure that is useful because it reflects the dilutive impact of outstanding convertible securities. In addition, we use FFO and FFO per diluted share and OP Unit as one of the performance measures for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, less dividends on preferred shares, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

FFO does not include gains and losses on sales of operating real estate assets, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as net operating income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.

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

FFO was $32.5 million for the third quarter of 2006, a decrease of $3.8 million, or 10%, compared to $36.3 million for the third quarter of 2005. The change in FFO for the third quarter of 2006 compared to the third quarter of 2005 was primarily due to the items discussed in “Results of Operations,” including a $3.0 million gain from the sale of non-operating real estate in the third quarter of 2005. FFO per share decreased $0.08 per diluted share and OP Unit to $0.80 per diluted share and OP Unit for the third quarter of 2006, compared to $0.88 per diluted share and OP Unit for the third quarter of 2005.

FFO was $97.1 million for the first nine months of 2006, a decrease of $9.7 million, or 9%, compared to $106.8 million for the first nine months of 2005. The change in FFO for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily due to the items discussed in “Results of Operations,” including $4.0 million in executive separation expenses in the first nine months of 2006. Also, FFO for the nine months ended September 30, 2005 included a $3.0 million gain from the sale of non-operating real estate. FFO per share decreased $0.21 per diluted share and OP Unit to $2.37 per diluted share and OP Unit for the first nine months of 2006, compared to $2.58 per diluted share and OP Unit for the first nine months of 2005.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us, and exclude preferred shares. FFO per diluted share also includes the effect of preferred share distributions and common share equivalents.

The following information is provided to reconcile net income to FFO, including FFO on a per diluted share and OP Unit basis, and to show the items included in our FFO for the periods indicated:

(in thousands, except per share amounts)	For the Three Months Ended September 30, 2006	Per diluted share and OP Unit	For the Three Months Ended September 30, 2005	Per diluted share and OP Unit

Net income	$4,544	$0.11	$17,895	$0.43
Minority interest	536	0.01	2,265	0.06
Dividends on preferred shares	(3,403)	(0.08)	(3,403)	(0.08)
Gains on sales of interests in real estate	—	—	(5,024)	(0.12)
Gains on sales of discontinued operations	(1,414)	(0.03)	(3,736)	(0.09)
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	30,552	0.75	27,062	0.65
Unconsolidated partnerships	1,679	0.04	1,103	0.03
Discontinued operations	41	—	178	—

Funds from operations (2)	$32,535	$0.80	$36,340	$0.88

Weighted average number of shares outstanding	36,282		36,149
Weighted average effect of full conversion of OP Units	4,081		4,593
Effect of common share equivalents (3)	560		697

Total weighted average shares outstanding, including OP Units	40,923		41,439

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $0.8 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively.
(3)

For the three months ended September 30, 2006, there is a loss from continuing operations used to calculate earnings per share. The effect of common share equivalents would be antidilutive, therefore there is no impact of common share equivalents on the calculation of diluted loss per share for the three months ended September 30, 2006. However, common share equivalents are dilutive for the calculation of FFO per diluted share and OP Unit and therefore are included in the calculation for FFO purposes.

Back to Contents

(in thousands, except per share amounts)	For the Nine Months Ended September 30, 2006	Per diluted share and OP Unit	For the Nine Months Ended September 30, 2005	Per diluted share and OP Unit

Net income	$9,048	$0.22	$38,190	$0.92
Minority interest	1,123	0.03	4,963	0.12
Dividends on preferred shares	(10,209)	(0.25)	(10,209)	(0.25)
Gains on sales of interests in real estate	—	—	(5,661)	(0.14)
Gains on sales of discontinued operations	(1,414)	(0.04)	(3,736)	(0.09)
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	93,165	2.28	79,449	1.93
Unconsolidated partnerships	5,255	0.13	3,287	0.08
Discontinued operations	144	—	523	0.01

Funds from operations (2)	$97,112	$2.37	$106,806	$2.58

Weighted average number of shares outstanding	36,189		36,049
Weighted average effect of full conversion of OP Units	4,125		4,621
Effect of common share equivalents (3)	590		675

Total weighted average shares outstanding, including OP Units	40,904		41,345

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $2.2 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively.
(3)

For the nine months ended September 30, 2006, there is a loss from continuing operations used to calculate earnings per share. The effect of common share equivalents would be antidilutive, therefore there is no impact of common share equivalents on the calculation of diluted loss per share for the nine months ended September 30, 2006. However, common share equivalents are dilutive for the calculation of FFO per diluted share and OP Unit and therefore are included in the calculation for FFO purposes.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

In March 2006, we amended our Credit Facility. Under the amended terms, the $500.0 million Credit Facility continues to allow for an increase to $650.0 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage under the amended terms, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension available provided that there is no event of default at that time. As of September 30, 2006, $277.0 million was outstanding under the Credit Facility. In addition, we pledged $24.8 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to us was $198.2 million as of September 30, 2006. The weighted average effective interest rates based on outstanding borrowings during the three and nine month periods ended September 30, 2006, including amortization of deferred financing fees and other costs, were 6.77% and 6.32% respectively. The weighted average stated interest rate on Credit Facility borrowings outstanding as of the end of the third quarter was 6.38%.

We must repay the entire principal amount outstanding under the Credit Facility at the end of its term. We may prepay any revolving loan at any time without premium or penalty. Accrued and unpaid interest on the outstanding principal amount under the Credit Facility is payable monthly, and any unpaid amount is payable at the end of the term. The Credit Facility has an annual facility fee of 0.15% to 0.20% of the total commitments, depending on leverage and without regard to usage. The Credit Facility contains some lender yield protection provisions related to LIBOR loans. The Company and certain of its subsidiaries are guarantors of the obligations arising under the Credit Facility.

Back to Contents

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.80:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.1150:1. As of September 30, 2006, the Company was in compliance with all of these debt covenants.

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

Financing Activity

The following table sets forth a summary of significant mortgage, corporate note and Credit Facility activity for the nine months ended September 30, 2006:

(in thousands of dollars)	Mortgage Notes Payable	Corporate Notes Payable	Credit Facility	Total

Balance at January 1, 2006	$1,332,066	$94,400	$342,500	$1,768,966
Mortgage activities:
Valley Mall new mortgage	90,000	—	(89,500)	500
Woodland Mall new mortgage	156,500	(94,400)	(62,100)	—
Schuylkill Mall reclassified from held for sale	17,113	—	—	17,113
Principal amortization	(17,081)	—	—	(17,081)
Capital expenditures and other uses	—	—	86,100	86,100

Balance at September 30, 2006	$1,578,598	$—	$277,000	$1,855,598

Back to Contents

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the nine months ended September 30, 2006 were $79.6 million. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the 2003 merger (the “Merger”) with Crown American Realty Trust (“Crown”). The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

For the remainder of 2006, we expect to spend an additional $70 million to $75 million on previously disclosed development and redevelopment projects and new business initiatives. For the balance of the year, we anticipate funding these capital requirements with additional borrowings under our Credit Facility, which as of September 30, 2006 had $198.2 million of available borrowing capacity, or from other sources as described below.

We expect to meet certain of our current obligations to fund existing development and redevelopment projects and certain long-term capital requirements, including future development and redevelopment projects, property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through various capital sources, including secured or unsecured indebtness.

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

Mortgage Notes

Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.36% at September 30, 2006. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets. The following table outlines the timing of principal payments related to our consolidated mortgage notes as of September 30, 2006.

	Payments by Period

(in thousands of dollars)	Total	Debt Premium	Up to 1 Year	1-3 Years	3-5 Years	More than 5 Years

Principal payments	$189,263	$29,988	$5,693	$62,284	$30,294	$61,004
Balloon payments	1,419,323	—	—	545,550	49,955	823,818

Total	$1,608,586	$29,988	$5,693	$607,834	$80,249	$884,822

The monthly payments on the mortgage note secured by Schuylkill Mall in Frackville, Pennsylvania are limited to interest plus any excess cash flow from the property after deducting management fees, leasing commissions and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. As such, the timing of future principal payment amounts cannot be determined and, consequently, are not included in the table above. The mortgage expires in December 2008 and had a balance of $16.5 million at September 30, 2006. The mortgage was modified in October 2006 to reduce the interest rate from 7.25% to 4.50%.

Back to Contents

In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall in Whitehall, Pennsylvania. We own an indirect 50% ownership interest in this entity. The mortgage loan has an initial term of 12 months, during which monthly payments of interest only are required. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. The initial interest rate was 5.905%. The loan may not be prepaid until August 9, 2007. Thereafter, the loan may be prepaid in full on any monthly payment date. A portion of the proceeds of the loan were used to repay the previous first mortgage on the property, which had a balance of $44.6 million. We received a distribution of $51.9 million as our share of the remaining proceeds, which was used to repay a portion of the outstanding balance under our Credit Facility and for working capital. This mortgage loan is not included in the table above because Lehigh Valley Mall is not consolidated for financial reporting purposes.

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2006 for the periods presented (in thousands of dollars):

	Total	Up to 1 Year (December 31, 2006)	1-3 Years	3-5 Years	More than 5 Years

Mortgages (1)	$1,578,598	$5,693	$607,834	$80,249	$884,822
Interest on mortgages	485,020	27,851	184,815	104,805	167,549
Credit Facility (2)	277,000	—	—	277,000	—
Senior preferred shares (3)	10,209	3,403	6,806	—	—
Capital leases (4)	715	74	445	196	—
Operating leases	15,687	868	5,718	3,963	5,138
Ground leases	26,957	257	2,058	2,079	22,563
Development and redevelopment commitments (5)	55,691	55,691	—	—	—
Other long-term liabilities (6)	1,632	—	—	1,632	—

Total	$2,451,509	$93,837	$807,676	$469,924	$1,080,072

(1)	Includes amounts reflected in the “Mortgage Notes” table above other than debt premium. Excludes the indebtedness of our unconsolidated partnerships.
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

Commitments Related to Development and Redevelopment

We intend to invest $399.0 million over the next three years in connection with our development and redevelopment projects announced to date, excluding Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects. We also intend to invest significant amounts in additional development and redevelopment projects over that period. See “— Capital Resources” above.

Back to Contents

Derivatives

In March 2006, we entered into six forward starting interest rate swap agreements. These swap agreements have a blended 10-year swap rate of 5.3562% on a notional amount of $150.0 million settling no later than December 10, 2008.

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on September 30, 2006, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 10 to our unaudited consolidated financial statements).

We now have $120.0 million in notional amount of swap agreements settling in 2007 and $400.0 million of aggregate notional amount of swap agreements settling in 2008.

Preferred Shares

As of September 30, 2006, we have 2,475,000 11% non-convertible senior preferred shares outstanding. The shares are redeemable on or after July 31, 2007 at our option at the redemption price per share set forth below:

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

Share Repurchase Program

In October 2005, our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions. We may fund repurchases under the program from multiple sources, including up to $50.0 million from our Credit Facility. We are not required to repurchase any shares under the program. The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of our common shares and market conditions, among other factors. The program will be in effect until the end of 2007, subject to the authority of our Board of Trustees to terminate the program earlier. The Company has not repurchased any shares under this program in 2006.

Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we account for the purchase price of the shares repurchased as a reduction to shareholders’ equity. The remaining authorized amount for share repurchases under this program is $91.6 million.

Back to Contents

CASH FLOWS

Net cash provided by operating activities totaled $109.1 million for the first nine months of 2006, compared to $96.0 million for the first nine months of 2005. Cash provided by operating activities in the first nine months of 2006 as compared to the first nine months of 2005 was favorably impacted by a $5.2 million reduction in tenant and other receivables from December 31, 2005 and by greater incentive compensation payments in the first nine months of 2005, including $5.0 million in payments related to an executive long term incentive compensation plan.

Cash flows used in investing activities were $104.2 million for the first nine months of 2006, compared to $137.0 million for the nine months of 2005. Investment activities in the first nine months of 2006 reflect investment in real estate acquisitions, which includes the acquisitions of two former Strawbridge’s department stores at Cherry Hill Mall and Willow Grove Park. Investment activities also reflect real estate improvements of $25.0 million and investment in construction in progress of $102.2 million, both of which primarily relate to our development and redevelopment activities. The investment in construction in progress for the first nine months of 2006 also reflects the acquisition of land parcels in Gainesville, Florida and New Garden Township, Pennsylvania. Investing activities in the first nine months of 2005 include the acquisitions of Cumberland Mall and Gadsden Mall. Cash distributions from partnerships in excess of equity in income was $55.5 million, including $51.9 million of net proceeds from the refinancing of the mortgage loan on Lehigh Valley Mall. Investing activities in the first nine months of 2006 also include $9.0 million in proceeds from the sales of South Blanding Village and a land parcel at Magnolia Mall.

Cash flows used by financing activities were $9.4 million for the first nine months of 2006, compared to $29.9 million provided for the first nine months of 2005. Cash flows provided by financing activities in the first nine months of 2006 were impacted by $152.1 million of net proceeds from the financing of mortgage loans on Valley Mall and Woodland Mall. These were offset by uses of cash related to aggregate net Credit Facility repayments of $65.5 million, dividends and distributions of $79.6 million and principal installments on mortgage notes payable of $17.1 million. Financing activities in the first nine months of 2005 included the repayment of the mortgages on Cherry Hill Mall and Magnolia Mall.

COMMITMENTS

At September 30, 2006, we had $55.7 million of contractual obligations to complete current development and redevelopment projects. Total expected costs for the particular projects with such commitments are $171.5 million. We expect to finance these amounts through borrowings under the Credit Facility or through various other capital sources. See “Liquidity and Capital Resources – Capital Resources.”

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

Back to Contents

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

Back to Contents

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2006, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Back to Contents

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2006, our consolidated debt portfolio consisted of $277.0 million borrowed under our Credit Facility, which bears interest at a LIBOR rate plus the applicable margin, and $1,608.6 million in fixed-rate mortgage notes, including $30.0 million of mortgage debt premium.

Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 8.70% and a weighted average interest rate of 6.36% at September 30, 2006. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt

(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate

2006	$5,693	6.58%	—		—
2007	$63,367	7.55%	—		—
2008	$544,467	7.27%	—		—
2009	$64,613	6.01%	$277,000	(2)	6.38	% (3)
2010	$15,636	5.64%	—		—
2011 and thereafter	$884,822	5.57%	—		—

(1)	Based on the weighted average stated interest rate of the respective mortgages as of September 30, 2006.
(2)	As amended effective March 1, 2006, the Credit Facility has a term that expires in January 2009, with an additional 14 month extension period, provided that there is no event of default at that time.
(3)	Based on the weighted average interest rate in effect as of September 30, 2006.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described above, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $31.3 million at September 30, 2006. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $31.0 million at September 30, 2006. Based on the variable-rate debt included in our debt portfolio as of September 30, 2006, a 100 basis point increase in interest rates would result in an additional $2.8 million in interest annually. A 100 basis point decrease would reduce interest incurred by $2.8 million annually. The variable rate debt included in our debt portfolio is incurred under our Credit Facility, which bears interest at LIBOR plus the applicable margin.

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

Back to Contents

In March 2006, we entered into six forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on an aggregate notional amount of $150.0 million settling no later than December 10, 2008.

In May 2005, we entered into three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on September 30, 2006, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133. See Note 10 to our unaudited consolidated financial statements.

We now have $120.0 million in notional amount of swap agreements settling in 2007 and $400.0 million of aggregate notional amount of swap agreements settling in 2008.

Because the information presented above includes only those exposures that exist as of September 30, 2006, it does not consider those changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

Item 4. Controls and Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, and have concluded as follows:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, the Company has become and might in the future become involved in legal actions relating to the ownership and operation of its properties and the properties it manages for third parties. In management’s opinion, the resolution of any such pending legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Back to Contents

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Offerings

On August 31, 2006 and September 26, 2006, we issued an aggregate of 182,498 shares in return for an equal number of Class A and Class B Units tendered for redemption by limited partners of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2006 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees’ use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares. The table also shows the aggregate dollar amount of shares that may be repurchased under the Company’s existing share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1 – July 31, 2006	—	$—	—	$—
August 1 – August 31, 2006	21,718	41.07	—	—
September 1 – September 30, 2006	—	—	—	—

Total	21,718	$41.07	—	$91,600,000

(1)

On October 31, 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100 million of our common shares in the open market or in privately negotiated or other transactions until the end of 2007, subject to the authority of the Board of Trustees to terminate the program earlier. There were no program repurchases during the nine months ended September 30, 2006.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: November 8, 2006	By:	/s/ Ronald Rubin

Ronald Rubin Chief Executive Officer

	By:	/s/ Robert F. McCadden

Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell

Jonathen Bell Vice President and Chief Accounting Officer (Principal Accounting Officer)