Form 10-K
period 2006-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2007-03-01
CIK 77281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission File No. 1-6300
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Bellevue 200 South Broad Street Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 875-0700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
(1) Shares of Beneficial Interest, par value $1.00 per share	New York Stock Exchange
(2) 11% Non-Convertible Senior Preferred Shares, par value $0.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value, as of June 30, 2006, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $1.36 billion. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
On February 23, 2007, 37,064,322 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Forward Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2006, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:
•	general economic, financial and political conditions, including changes in interest rates or the possibility of war or terrorist attacks;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes in the retail industry, including consolidation and store closings;

•	concentration of our properties in the Mid-Atlantic region;

•	risks relating to development and redevelopment activities, including construction and receipt of government and tenant approvals;

•	our ability to effectively manage several redevelopment and development projects simultaneously, including projects involving mixed uses;

•	our ability to maintain and increase property occupancy and rental rates;

•	our dependence on our tenants’ business operations and their financial stability;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	our short-term and long-term liquidity position;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.
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
GLA: gross leasable area of a property, including space leasable to anchors and in-line stores and other leasable space, in square feet.
In-line stores: rows of smaller stores located in lines between the anchors of a mall. In-line stores are frequently a mix of national, regional and local retailers.
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

Power centers: open air centers with 250,000 to 600,000 square feet of space with three to five non-department store, specialty anchors.
Regional malls: malls that have more than 400,000 but less than 800,000 square feet of space.
REITs: real estate investment trusts.
Strip centers: open air centers, including neighborhood and community centers, with more than 30,000 but less than 150,000 square feet of space and a line of stores.
Super-regional malls: malls that have more than 800,000 square feet of space.
Total square feet: the total retail space in a property, including anchors, in-line stores and outparcels.

PART I
ITEM 1. BUSINESS.
OVERVIEW
Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. Our operating portfolio currently consists of a total of 51 properties. The retail portion of our portfolio contains 50 properties in 13 states and includes 39 shopping malls and 11 power and strip centers. The operating retail properties have a total of approximately 35.1 million square feet. The retail properties we consolidate for financial reporting purposes have a total of approximately 30.7 million square feet, of which we own approximately 24.3 million square feet. Properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.4 million square feet, of which 2.8 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains seven properties in five states, with four classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and one classified as other. We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. We are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.
OWNERSHIP STRUCTURE
We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2006, held an 89.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships or tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the rest of the operating properties ranges from 50% (for seven partnership properties) up to 100%. See “Item 2. Properties – Retail Properties.”
We provide our management, leasing and development services through our subsidiaries PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties in which we own interests through partnerships with third parties and properties that are owned by third parties in which we do not own an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continued qualification as a REIT under federal tax law.
RECENT DEVELOPMENTS
Redevelopment
We are engaged in the redevelopment of 14 of our 37 consolidated mall properties and one of our unconsolidated properties, and we expect to increase the number of such projects in the future. These projects might include the introduction of residential, office or other uses to our properties.

The following table sets forth the amount of our intended investment for each redevelopment project:

Invested as of
	Estimated Project	December 31,
Redevelopment Project	Cost	2006
Capital City Mall	$12.8 million	$10.3 million
Patrick Henry Mall	29.4 million	27.0 million
Cumberland Mall	5.7 million	4.1 million
New River Valley Mall (1)	26.4 million	18.1 million
Lycoming Mall	18.1 million	14.0 million
Francis Scott Key Mall	4.9 million	3.3 million
Valley View Mall	4.7 million	4.6 million
Magnolia Mall	17.7 million	4.7 million
Beaver Valley Mall	9.2 million	2.1 million
Lehigh Valley Mall (2)	21.5 million	1.8 million
Plymouth Meeting Mall	83.9 million	21.9 million
Willow Grove Park	54.4 million	18.7 million
Cherry Hill Mall	197.7 million	21.3 million
Voorhees Town Center	60.7 million	6.0 million
Moorestown Mall	To be determined	0.2 million

$158.1 million

(1)	Amounts do not include costs associated with New River Valley Retail Center, a proposed new development project with an estimated project cost of $29.0 million, and $5.7 million invested as of December 31, 2006.

(2)	This property is unconsolidated. The amounts shown represent our share.
Development
We are engaged in the ground-up development of eight retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of December 31, 2006, we had incurred $112.0 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $233.8 million in the aggregate (including costs already incurred), excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects because details of those projects and the related costs have not been determined.
The following table sets forth the amount of our intended investment in each ground-up development project:

Invested as of
	Estimated Project	December 31,
Development Project	Cost	2006
The Plaza at Magnolia	$17.2 million(1)	$13.9 million(1)
Lacey Retail Center	38.5 million	21.9 million
New River Valley Retail Center	29.0 million	5.7 million
Monroe Marketplace	57.0 million	6.3 million
New Garden Town Center	82.1 million	34.8 million
Valley View Downs	10.0 million	1.3 million
Springhills	To be determined	26.1 million
Pavilion at Market East	To be determined	2.0 million

$112.0 million

(1)	Gross cost before parcel sales and site contributions.
Acquisitions
In 2006, we acquired three former Strawbridge’s department stores at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East from Federated Department Stores, Inc. following its merger with The May Department Stores Company for an aggregate purchase price of $58.0 million.

Financing and Capital Markets Activity
In February 2006, we entered into a $90.0 million mortgage loan on Valley Mall in Hagerstown, Maryland. The mortgage note has an interest rate of 5.49% and a maturity date of February 2016. We used the proceeds from this financing to repay a portion of the outstanding balance under our Credit Facility and for general corporate purposes.
In March 2006, we entered into a $156.5 million first mortgage loan that is secured by Woodland Mall in Grand Rapids, Michigan. The loan has an interest rate of 5.58% and has a 10 year term. The loan terms provide for interest-only payments for three years and then repayment of principal based on a 30-year amortization schedule. We used a portion of the loan proceeds to repay two 90-day corporate notes, and the remaining proceeds to repay a portion of the amount outstanding under our Credit Facility and for general corporate purposes.
In March 2006, we entered into a second amendment to the terms of our Credit Facility. Pursuant to this amendment, the term of the Credit Facility has been extended to January 20, 2009, and we have an option to extend the term for an additional 14 months, provided that there is no event of default at that time. The previous termination date was November 20, 2007. The amendment also lowered the interest rate to between 0.95% and 1.40% per annum over LIBOR from 1.05% to 1.55% per annum over LIBOR, in both cases depending on our leverage. The amendment reduced the capitalization rate used to calculate Gross Asset Value (as defined in the Credit Facility agreement) to 7.50% from 8.25%. The amendment also modified certain of the financial covenants. The revised covenants reduce the minimum interest coverage and total debt ratios and allow for an increase in investments in partnerships.
In March 2006, we entered into six forward-starting interest rate swap agreements on a notional amount of $150.0 million that have a blended 10-year swap rate of 5.3562% settling no later than December 10, 2008.
In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. We own an indirect 50% ownership interest in this entity. The mortgage loan has an initial term of 12 months, during which monthly payments of interest only are required. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. The initial interest rate was 5.905%. The interest rate at December 31, 2006 was 5.91%. The loan may not be prepaid until August 9, 2007. Thereafter, the loan may be prepaid in full on any monthly payment date. A portion of the proceeds of the loan were used to repay the previous first mortgage on the property, which had a balance of $44.6 million. We received a distribution of $51.9 million as our share of the remaining proceeds, which we used to repay a portion of the outstanding balance under our Credit Facility and for working capital.
In October 2006, the mortgage note secured by Schuylkill Mall was modified to reduce the interest rate from 7.25% to 4.50% per annum. This mortgage note had a balance of $16.5 million as of December 31, 2006 and matures on December 1, 2008.
In February 2007, we entered into a third amendment to the terms of our Credit Facility. The third amendment added PREIT-RUBIN, Inc. as a borrower and modified certain of the financial covenants contained in the Credit Facility as follows (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (a) decreased the minimum ratio of EBITDA to Interest Expense to 1.70:1, from 1.80:1; (b) decreased the minimum ratio of Adjusted EBITDA to Fixed Charges to 1.40:1, from 1.50:1, for periods ending on or before December 31, 2008, after which time the ratio will return to 1.50:1; and (c) decreased the minimum ratio of EBITDA to Indebtedness to 0.0975:1, from 0.115:1, for periods ending on or before December 31, 2008, after which time the ratio will be 0.1025:1.
Dispositions
In transactions that closed between June 2006 and December 2006, we sold a total of four parcels located at the Plaza at Magnolia in Florence, South Carolina for an aggregate sale price of $7.9 million and an aggregate gain of $0.5 million. Plaza at Magnolia is currently under development.
In September 2006, we sold South Blanding Village, a strip center in Jacksonville, Florida for $7.5 million. We recorded a gain of $1.4 million from this sale.
In December 2006, we sold an approximately 6.0 acre parcel at Voorhees Town Center in Voorhees, New Jersey to a residential real estate developer for $5.4 million. The parcel was subdivided from the retail property. We recorded a gain of $4.7 million from the sale of this parcel.

In January 2007, the Company entered into an agreement for the sale of Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. In April 2006, a prior agreement for the sale of this mall was terminated.
Separation Agreement with Jonathan B. Weller
On March 1, 2006, we announced the retirement of Mr. Jonathan Weller, a Vice Chairman of the Company, effective April 15, 2006. In connection with Mr. Weller’s retirement, on February 28, 2006, we entered into a separation of employment agreement with Mr. Weller. Pursuant to the separation agreement, Mr. Weller’s employment agreement expired and he retired from our Board of Trustees, each effective as of March 8, 2006, the date on which the separation agreement became irrevocable. Mr. Weller remained employed as one of our vice chairmen through April 15, 2006 pursuant to the terms of the separation agreement, which generally provided that Mr. Weller would receive the same base compensation and health, medical and other benefits that he received under the employment agreement. The separation agreement contains mutual releases, as well as confidentiality, non-solicitation and non-disparagement provisions. Pursuant to the separation agreement, Mr. Weller received an aggregate payment of approximately $4.2 million in cash and common shares, including the vesting of 39,477 restricted common shares. Mr. Weller remains eligible to receive performance shares under PREIT’s 2005-2008 Outperformance Program.

RETAIL REAL ESTATE INDUSTRY
Our primary investment focus is retail shopping malls and power and strip centers. The International Council of Shopping Centers, a retail real estate industry trade group, generally classifies properties based on their size and on the way they are characterized by their owners as follows:

Square Feet
(including
Type of Center	Concept	Anchors)	Typical Anchor(s)

MALLS

Regional	General merchandise; fashion (typically enclosed)	400,000 – 800,000	Full-line department store; Jr. department store; mass merchant; discount department store; fashion apparel

Super Regional	Similar to regional center but has more variety and assortment	800,000+	Full-line department store; Jr. department store; mass merchant; fashion apparel

OPEN AIR CENTERS

Neighborhood Center	Convenience	30,000 – 150,000	Supermarket

Community Center	General merchandise; convenience	100,000 – 350,000	Discount department store; supermarket; drug; home improvement; large specialty/discount apparel

Lifestyle Center	Upscale national chain specialty stores; dining and entertainment in outdoor setting	Typically 150,000 to 500,000	Not usually anchored in the traditional sense but may include book store; other large format specialty retailers; multiplex cinema; small department store

Power Center	Category-dominant anchors; few small tenants	250,000 – 600,000	Category killer; home improvement; discount department store; warehouse club; off-price

Theme/Festival Center	Leisure; tourist-oriented; retail and service	80,000 – 250,000	Restaurants; entertainment

Outlet Center	Manufacturers’ outlet stores	50,000 – 400,000	Manufacturers’ outlet stores
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
PREIT’S BUSINESS
We are primarily engaged in the ownership, management, development, redevelopment, acquisition and leasing of retail shopping malls and power and strip centers. Many of our malls and centers are located in middle markets, as determined by various population and demographic measures, in the Mid-Atlantic region or in the eastern half of the United States.
Our operating real estate portfolio currently consists of retail properties in 13 states, and includes 39 shopping malls and 11 power and strip centers. The retail properties have a total of approximately 35.1 million square feet, of which we and partnerships in which we own an interest own approximately 27.1 million square feet. See “Item 2. Properties.”

In general, our malls include national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen), shoes, eyewear, cards and gifts, jewelry, books/music/movies and sporting goods, among other things. To optimize the experience for shoppers, most of our malls have restaurants and/or food courts and convenient parking and some of the malls have multi-screen movie theaters and other entertainment options. In addition, many of our malls also have restaurants, banks or other stores located on outparcels around the perimeter of the mall property. Our malls frequently serve as a type of town square: a central place for community, promotional and charitable events.
The largest mall in our retail portfolio contains approximately 1.3 million square feet and 151 stores, and the smallest contains approximately 0.4 million square feet and 60 stores. The power centers in our retail portfolio range from 300,000 to 800,000 square feet, while the strip centers range from 100,000 square feet to 275,000 square feet.
We derive the majority of our revenues from rents received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay base rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue. Also, our leases generally provide that the tenant will reimburse us for certain expenses for common area maintenance (CAM), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the retail properties. The proportion of the expenses for which tenants are responsible is generally related to the tenant’s pro rata share of space at the property. In-line stores typically generate a majority of the revenues of a mall, with a relatively small proportion coming from anchor tenants and large format retailers.
BUSINESS STRATEGY
Our primary objective is to maximize the long term value of the Company for our shareholders. To that end, our business goals are to maximize our rental income, tenant sales and occupancy at our properties in order to maximize our cash flows, funds from operations, funds available for distribution to shareholders, and other operating measures and results, and ultimately to maximize the values of our properties. To achieve these goals, our strategies are to:
•	Increase the potential value of properties in our portfolio by redeveloping them. If we believe that a property is not achieving its potential, we engage in a focused leasing effort in order to increase the property’s performance. If we believe the property has the potential to support a more significant redevelopment project, we consider a formal redevelopment plan. Our redevelopment efforts are designed to increase the value of the property, and might include mixed uses. Our redevelopments are designed to increase customer traffic and attract retailers, which can, in turn, lead to increases in sales, occupancy levels and rental rates. Our efforts to maximize a property’s potential can also serve to maintain or improve that property’s competitive position.

•	Actively manage and aggressively lease and market the properties in our portfolio. We conduct intense asset management of our properties in an effort to maximize and maintain occupancy and optimize the mix of tenants and thereby attract customers and increase sales by mall tenants. Sales gains can increase tenant satisfaction and make our properties attractive to our tenants and prospective tenants, which can increase the rents we receive from our properties.

•	Pursue ground-up development of additional retail and mixed use properties that we expect can meet the financial hurdles we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, cost estimation and project management to develop new retail and mixed use properties in trade areas that we believe have sufficient demand for those properties to generate cash flows that meet the financial thresholds we establish in the given environment.

•	Acquire, in an opportunistic and disciplined manner, additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances. We seek to selectively acquire properties that are well-located and that we believe have strong potential for increased cash flows and appreciation in value if we apply our skills in leasing, asset management and redevelopment to the property.

•	Regularly review our portfolio of properties and, if appropriate, dispose of properties that we do not believe meet the financial or strategic criteria we apply, given economic, market and other circumstances. Disposing of such properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects and for other corporate purposes.

Redevelopment
We aim to increase the potential value of properties in our portfolio and to maintain or enhance their competitive positions by redeveloping them in order to attract more customers and retailers, leading to increases in sales, occupancy and rental rates. We believe that several properties in our portfolio present opportunities for creating value through redevelopment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions, Dispositions and Development Activities – Development and Redevelopment.”
The tactics we use in our efforts to increase the potential value of properties include:
•	remerchandising the tenant mix to capitalize on the economy and demographics of the property’s trade area;

•	creating a diversified anchor mix including fashion, value-oriented and traditional department stores;

•	attracting non-traditional mall tenants to draw more customers to the property;

•	generating synergy by introducing lifestyle components to mall properties; and

•	redirecting traffic flow and creating additional space for in-line stores by relocating food courts.
We subject each of our properties to a rigorous assessment of its merchandising potential, which has included an analysis of the property’s trade area and its existing tenants and merchandise offerings. We are currently involved in the redevelopment of 14 of our consolidated properties and one unconsolidated property, and we expect to increase the number of such projects in the future. As of December 31, 2006, we have invested $158.1 million in these 15 projects. Currently, we intend to invest an additional $389.2 million to complete these projects, excluding the cost to complete Moorestown Mall, which has not yet been finalized. These projects might include the introduction of residential, office or other uses to our properties in an effort to maximize the value of our properties. For information regarding project investment to date and expected costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions, Dispositions and Development Activities – Development and Redevelopment.”
Redevelopments are frequently a significant undertaking, involving many of the same steps and requiring many of the same skills as new development or new construction. These steps and skills might include site planning, architectural design, engineering, interior design, acquiring adjacent land or properties, obtaining zoning and other approvals and permits, addressing requirements for additional parking lots or decks, obtaining existing anchor approvals and relocating anchors and other mall tenants. The redevelopment of a particular property might involve construction of new interior space, renovation of existing interior space, updating interior décor and lighting, installing new floor coverings, changing or replacing facades, adding or relocating entrances, incorporating updated and consistent signage, resurfacing parking lots, improving exterior lighting and renaming the property. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. While we make every effort to keep the length of the redevelopment projects to a minimum, in general, because of the numerous variables, including the process of obtaining necessary approvals and permits, the time needed to complete redevelopment projects is unpredictable.
An important aspect of a redevelopment project is its effect on the rest of the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and net operating income, might be negatively affected. Tenants might be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property might be taken out of retail use during the redevelopment, and some space might only be made available for short periods of time pending scheduled renovation or because the space cannot be subject to a long term lease until the redevelopment is complete. We manage the use of this space throughout the course of a redevelopment project through our specialty leasing function, which manages the short term leasing of stores and the licensing of income-generating carts and kiosks, with the goal of maximizing the rent we receive during the period of active redevelopment.
Redevelopments of existing malls are often welcomed by the local community and the local government (in contrast to ground-up development projects, which necessarily involve more significant change to the existing landscape, and consequently the potential for opposition). Malls tend to be significant generators of tax revenues and local employment, and communities often support efforts to revitalize and refurbish existing properties where these efforts are intended to make the malls more attractive and to draw more shoppers, tenants and employees. This is particularly true in the middle markets where many of our malls are located. Also, failing to take steps to redevelop a mall that is an engine of the local economy can put financial pressure on a municipality or region. We believe that it is, in part, for these reasons that our significant redevelopment projects at Cherry Hill Mall and Voorhees Town Center, both of which are located in southern New Jersey, have been welcomed by local government officials in their respective jurisdictions.

Asset Management, Leasing, Marketing and Operations
We conduct intense asset management of our properties in an effort to maximize and maintain occupancy and optimize the mix of tenants in order to attract customers and increase sales by mall tenants. We engage in active merchandising programs and coordinated marketing activities designed to promote our properties as magnet centers. Our on-site teams continuously monitor the local market and community, and work with our corporate office asset management, leasing and marketing professionals to evaluate and adjust the tenant mix in pursuit of the optimal match of tenants to the trade area and the ideal configuration and allocation of space. As part of these efforts, if appropriate, we might relocate tenants to better-suited space or terminate the leases of underperforming tenants.
As an integral part of our management, we also expend considerable effort on generating ancillary revenues, such as through marketing partnerships, and on controlling operating costs and expenses in an effort to contain tenant operating costs. To that end, in 2006, we entered into an agreement with Allied Barton to outsource security functions at our mall properties. As of December 31, 2006, Allied Barton provided security services at all of our mall properties.
In addition to owning, managing and developing our own properties, as of December 31, 2006, we also provided management, leasing and development services to affiliated and third-party property owners with respect to nine retail properties containing approximately 1.7 million square feet and two office buildings containing approximately 0.4 million square feet.
Development
We pursue ground-up development of retail and mixed use properties that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We generally seek to develop retail projects in areas that we believe evidence the likelihood of supporting additional retail development and have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. We will consider other uses of a property that would have synergies with our retail development based on several factors, including local demographics, market demand for other uses such as residential and office, and applicable land use regulations. We generally have several development projects under way at one time. These projects are typically in various stages of the development process. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our development projects closely, including costs and tenant interest. For a listing of our 2006 development projects, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions, Dispositions and Development Activities – Development and Redevelopment.”
Although we have previously developed properties that have proven successful, we cannot assure you that any of our current projects will be as successful as any of these previously developed properties, or that they will be successful at all, which could have a negative effect on our operating results. We also cannot assure you that any projects that we begin will ultimately be completed. If we determine not to proceed with a project or otherwise become required to accelerate the expensing of development costs, there will be a negative effect on our results of operations. For information regarding aggregate project investment to date and expected costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Development and Redevelopment.”
Acquisitions
We seek to acquire well-located retail properties with strong prospects for future cash flow growth and capital appreciation that meet the investment criteria we apply, given economic, market and other circumstances, particularly where we believe our management and leasing capabilities can enhance the value of these properties.
When evaluating acquisitions, we conduct a detailed analysis of the geographic market and the demographic characteristics of the area surrounding the property, the property itself and other factors. If a property substantially meets the investment criteria we apply, given economic, market and other circumstances, we will pursue it further if we believe we are well positioned to compete for it. We believe we have positive working relationships with many industry participants, including prospective sellers, buyers and financing sources, that enable us to become aware of opportunities and to act quickly. We expect to fund property or portfolio acquisitions and expenses associated with acquisitions through long term secured and unsecured indebtedness, including our Credit Facility, and the issuance of additional securities, including under our $500.0 million universal shelf registration statement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”
We also seek to acquire additional parcels that are included within, or adjacent to, the properties already in our portfolio in order to gain greater control over the merchandising and tenant mix of a property. For example, in 2006, following the merger of Federated Department Stores, Inc. and The May Department Stores Company, we acquired three anchor locations at our properties from Federated that were previously operated under the Strawbridge’s nameplate.

Dispositions
We regularly conduct portfolio property reviews and, if appropriate, we dispose of properties that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of such properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects and for other corporate purposes. For a description of our recent dispositions, see “– Recent Developments – Dispositions.”
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
In determining the amount and type of debt capital to employ in our business, we consider general economic conditions, prevailing and forecasted interest rates for various debt instruments, the cost of equity capital, property values, capitalization rates for mall properties, our financing needs for redevelopment, development and acquisition opportunities, the debt ratios of other mall REITs and publicly-traded real estate companies, and the requirement under federal tax laws for REITs to distribute at least 90% of net taxable income, among other factors. Our ability to increase our debt ratio is limited by our Credit Facility, which contains covenants that limit the amount of our secured indebtedness to 60% of Gross Asset Value (as defined in the Credit Facility agreement) and the amount of total liabilities to 65% of Gross Asset Value.
Based on prevailing conditions in the real estate capital markets, we have attempted to concentrate our secured indebtedness on a limited number of our larger, more stable properties, and expect to continue to do so as opportunities arise. We do so in an effort to maximize our borrowing capacity under our Credit Facility and to minimize our borrowing costs. The fixed-rate mortgages obtained in 2006 have generated excess proceeds that we used to repay amounts outstanding under our Credit Facility, giving us replenished availability, and for working capital.
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
Another aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our capital requirements. Also, in connection with our redevelopment and development projects, we expect to utilize Credit Facility borrowings or other short-term financings during the construction phase, and then we might seek longer-term, fixed-rate mortgages when the project is complete and the property has stabilized.
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
As of December 31, 2006, we have 2,475,000 11% non-convertible senior preferred shares outstanding. The shares are redeemable on or after July 31, 2007 at our option at the redemption price per share set forth below:

(in thousands of dollars, except per share amounts)

	Redemption	Total Redemption
Redemption Period	Price Per Share	Value
July 31, 2007 through July 30, 2009	$52.50	$129,938
July 31, 2009 through July 30, 2010	$51.50	$127,463
On or after July 31, 2010	$50.00	$123,750
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
COMPETITION
Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we currently receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.
The main criteria used by retailers in deciding where to locate include local trade area demographics, the property location, the attractiveness of the store location and the overall property, the rental rate, the total number of stores in the area and their geographic spread, the type and mix of other retailers at the property, and the management and operational skill of the landlord. In terms of our status using these criteria, we believe that several of our properties are located in submarkets or local trade areas with demographics that are favorable for retailers, that our significant redevelopment program is intended to make the properties being redeveloped more attractive and that the middle markets where several of our properties are located are not overly saturated with retailers.
Also, a significant amount of capital has and might continue to provide funding for the acquisition and development of properties that might compete with our properties. The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and affects the occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations.
In addition, we compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, parcels, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, and enhanced operating efficiencies. Also, the number of entities, as well as the available capital resources competing for suitable investment properties or desirable development sites, have increased and might continue to increase, resulting in increased demand for these assets and therefore increased prices paid for them. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher prices for properties, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.
ENVIRONMENTAL
Under various federal, state and local laws, ordinances, regulations and case law, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous or toxic substances. They also might be liable to the government or to third parties for substantial property damage, investigation costs or clean up costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination might adversely affect the owner’s ability to sell or lease real estate or borrow with real estate as collateral. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be liable under these laws and might incur costs in responding to these liabilities.
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

Asbestos. Asbestos-containing materials are present in a number of our properties, primarily in the form of floor tiles, mastics, roofing materials and adhesives. Fire-proofing material containing asbestos is present at some of our properties in limited concentrations or in limited areas. Under applicable laws and practices, asbestos-containing materials in good, non-friable condition are allowed to be present, although removal might be required in certain circumstances. In particular, in the course of any redevelopment, renovation, construction or build out of tenant space, asbestos-containing materials are generally removed.
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
Ground water and soil contamination. Groundwater contamination has been found at some properties in which we currently or formerly had an interest. At some properties, dry cleaning operations, which might have used solvents, contributed to groundwater and soil contamination.
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
We have environmental liability insurance coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $5.0 million per occurrence and $5.0 million in the aggregate. We cannot assure you that this coverage will be adequate to cover future environmental liabilities. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.
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
EMPLOYEES
We had an aggregate of approximately 887 employees at our properties and in our corporate office as of December 31, 2006. None of our employees are represented by a labor union. In connection with our new agreement for security services at our properties entered into in July 2006 with Allied Barton, approximately 469 individuals formerly associated with PREIT ceased to be employees of the Company.
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

CORPORATE HEADQUARTERS
Our principal executive offices are located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102.
SEASONALITY
There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rents based on a percentage of a tenant’s sales revenue over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season, and there is a higher concentration of tenants vacating their space early in the year. As a result, our occupancy and cash flow are generally higher in the fourth quarter and lower in the first quarter, excluding the effect of ongoing redevelopment projects. Our concentration in the retail sector increases our exposure to seasonality and has resulted and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.
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

ITEM 1A. RISK FACTORS.
RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES
Our investments in redeveloping older properties and developing new properties could be subject to higher costs, delays or other risks and might not yield the returns we anticipate, which would harm our operating results and financial condition.
As a key component of our growth strategy, we plan to continue to redevelop existing properties and develop new properties, and we might develop or redevelop other projects as opportunities arise. Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties might generate lower rents and might require significant expense for maintenance or renovations to maintain competitiveness, which could negatively impact our results of operations. As of December 31, 2006, we were engaged in, or had plans for, the redevelopment of 14 consolidated and one unconsolidated mall properties. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects, they will be subject to a number of risks that could affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:
•	inability to reach projected occupancy, rental rates, profitability, and investment return;

•	higher than estimated construction costs, cost overruns and timing delays due to lack of availability of materials and labor, weather conditions and other factors outside our control;

•	inability to obtain, or delays in obtaining, required zoning, occupancy and other governmental approvals;

•	inability to obtain, or to obtain on favorable terms, anchor tenant, mortgage lender, in-line tenant or other property partner approvals, if applicable, for redevelopments;

•	inability to obtain permanent financing upon completion of development or redevelopment activities or to refinance construction loans, which are generally recourse to us; and

•	expenditure of money and time on projects that might be significantly delayed or might never be completed.
We might elect not to proceed with certain development projects. In general, the expensing of development costs for abandoned development projects will be accelerated to the related period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.

We might be unable to manage effectively our simultaneous redevelopment projects and our new development projects, including any proposed mixed use projects, which could affect our financial condition and results of operations.
We are currently engaged in the simultaneous redevelopment, to varying degrees, of a significant proportion of our mall properties, as well as a number of new development projects. The complex nature of these redevelopment and development projects calls for substantial management time, attention and skill. We might not have sufficient management resources to effectively manage our current redevelopment and development projects simultaneously, which might delay or inhibit the successful completion of these projects. Also, some of our redevelopment and development projects currently or in the future might involve mixed uses of the properties, including residential, office, and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. The lack of sufficient management resources, or of the necessary skill sets to execute our plans, could prevent us from realizing our expectations with respect to these projects and could adversely affect our results of operations and financial condition.
There is a concentration of our retail properties in the Mid-Atlantic region of the United States, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of income generated by our properties.
Our retail properties currently are concentrated in the Mid-Atlantic region of the United States, including several properties in the Philadelphia, Pennsylvania area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in Pennsylvania or in the Mid-Atlantic region, our results of operations will be affected to a greater degree than companies that do not have a concentration in this region. If the sales of stores operating at our properties were to decline significantly due to adverse conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient income to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders would be adversely affected.

Changes in the retail industry, particularly among retailers that serve as anchor tenants, could adversely affect our results of operations.
The income we generate from our retail properties depends in part on the ability of our anchor tenants to attract customers to our properties. The ability of anchor tenants to attract customers to a property has a significant effect on our ability to attract in-line tenants and, consequently, on the revenues generated by the property. In recent years, the retail industry and some of the retailers that serve as anchor tenants have experienced operational changes, consolidation and other ownership changes. In 2005, Federated Department Stores, Inc., operator of stores including Bloomingdale’s and Macy’s, acquired The May Department Stores Company, operator of stores including Marshall Field’s, Filene’s, Hecht’s and Strawbridge’s. Sears, Roebuck & Co. and K-mart Holding Corporation also merged in 2005. In 2006, Belk acquired Parisian. These combinations are expected to offer these companies even greater economies of scale, increasing their leverage with suppliers, including landlords. Such transactions and any similar transactions in the future might result in the restructuring of these companies, which could include closures or sales of anchor stores operated by them. Federated has closed some of its stores at properties where it now operates two or more stores. In particular, Federated closed the Strawbridge’s stores it owned at the following malls in the PREIT portfolio: Cherry Hill, Lehigh Valley, Springfield, Willow Grove Park and The Gallery at Market East. The closure of an anchor store or a large number of anchor stores might have a negative effect on a property. In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor’s lease is terminated or it otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.
Rising operating expenses, certain lease provisions and decreased occupancy could reduce our cash flow and funds available for future distributions.
Our properties are, and any properties we acquire in the future will be, subject to operating risks common to real estate in general, any or all of which might negatively affect us. The properties are subject to the risk of increases in common area maintenance (CAM) and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or might lead them to seek retail space elsewhere, which could adversely affect our results of operations and limit our ability to make distributions to shareholders.
Our leases typically provide that the tenant is liable for a portion of CAM and other operating expenses. If these expenses increase, then the tenant’s portion of such expenses also increases. A number of our leases do not provide separately for expense reimbursement, or are leases providing for fixed CAM. In these cases, a tenant will pay a single specified rent amount, or a set expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same if operating expenses increase or decrease, causing us to be responsible for the excess amount or allowing us to benefit if expenses are less than the payment. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This could adversely affect our results of operations and our ability to make distributions to shareholders.
Further, if a property is not fully occupied, we would be required to pay a portion of the expenses in respect of the vacant space that are otherwise typically paid by our tenants. Additionally, in connection with the redevelopments of our properties, if occupancy is negatively affected, we might have to pay the portion of the expenses allocable to space that is unoccupied as a result of these projects. If occupancy at our mall properties decreases, including in connection with our redevelopment projects, then we might bear an increased portion of the total operating expenses, which would harm our operating results.
The retail real estate industry is highly competitive, and this competition could harm our ability to operate profitably.
Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we currently receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.
Also, a significant amount of capital has and might continue to provide funding for the acquisition and development of properties that might compete with our properties. The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and affects the occupancy and net operating income of such properties. Any such redevelopments, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations.

We face increasing competition for the acquisition of properties, development sites and other assets, which might impede our ability to make future acquisitions or might increase the cost of these acquisitions.
We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, parcels, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, and enhanced operating efficiencies. Also, the number of entities, as well as the available capital resources competing for suitable investment properties or desirable development sites, have increased and might continue to increase, resulting in increased demand for these assets and therefore increased prices paid for them. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher prices for properties, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.
We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might impede our growth.
Acquisitions of retail properties have been an important component of our growth strategy. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy. We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, or in consummating acquisitions or investments on satisfactory terms. An inability to identify or consummate acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.
We might be unable to integrate effectively any additional properties we might acquire, which might result in disruptions to our business and additional expense.
We continue to pursue, in an opportunistic and disciplined manner, acquisitions of additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances. We might not be able to adapt our management and operational systems to effectively manage any such acquired properties or portfolios.
Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:
•	we might not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits of such transactions;

•	we might not have adequate personnel and financial and other resources to successfully handle our increased operations;

•	we might not be successful in leasing space in acquired properties;

•	the combined portfolio might not perform at the level we anticipate;

•	we might experience difficulties and incur unforeseen expenses in connection with assimilating and retaining employees working at acquired properties, and in assimilating any acquired properties;

•	we might experience problems and incur unforeseen expenses in connection with upgrading and expanding our systems and processes; and

•	we might incur unexpected liabilities in connection with the properties and businesses we have acquired.
If we fail to successfully integrate any properties, portfolios, assets or companies we acquire, or fail to effectively handle our increased operations or realize the intended benefits of any such transactions, our financial condition and results of operations might be adversely affected.
Any tenant bankruptcies or leasing delays or terminations we encounter could adversely affect our financial condition and results of operations.
We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. See “Item 2. Properties – Major Tenants.” In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, we might modify lease terms in ways that are less favorable to us.
In 2006, Musicland, which operates the Sam Goody and Suncoast Motion Picture chains, filed for bankruptcy protection, as did G&G Retail, operator of Rave and Rave Girl. Also, Casual Corner liquidated. If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space. Any unsecured claim we hold might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. These tenant bankruptcies and liquidations have adversely affected and might, in the future, adversely affect our financial condition and results of operations.
Our business could be harmed if Ronald Rubin, our chairman and chief executive officer, or other members of our senior management team terminate their employment with us.
Our future success depends, to a meaningful extent, upon the continued services of Ronald Rubin, our chairman and chief executive officer, and the services of our corporate management team (including the four-person Office of the Chairman that, in addition to Ronald Rubin, consists of George F. Rubin, Edward A. Glickman and Joseph F. Coradino). These executives have substantial experience in managing, developing and acquiring retail real estate. Although we have entered into employment agreements with Ronald Rubin and certain other members of our corporate management team, they could elect to terminate those agreements at any time. In addition, although we have purchased a key man life insurance policy in the amount of $5 million to cover Ronald Rubin, we cannot assure you that this would compensate us for the loss of his services. The loss of services of one or more members of our corporate management team could harm our business and our prospects.
We have invested and expect to invest in the future in partnerships with third parties to acquire or develop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.
We have invested and expect to invest in the future as a partner in the acquisition of existing properties or the development of new properties, in contrast to acquiring properties or developing projects on our own. Entering into partnerships with third parties involves risks not present where we act alone, in that we might not have exclusive control over the acquisition, development, redevelopment, financing, leasing, management, budget-setting and other aspects of the property or project. These limitations might adversely affect our ability to develop, redevelop or sell these properties. Also, there might be restrictive provisions and rights that apply to sales or transfers of interests in our partnership properties, which might require us to make decisions about buying or selling interests at a disadvantageous time.
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
There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, as well as pollution and environmental matters, and lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expenses to repair or rebuild the property. These types of events could adversely affect our cash flow and ability to make distributions to shareholders.
We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.
Under various federal, state and local laws, ordinances, regulations and case law, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous or toxic substances. They also might be liable to the government or to third parties for substantial property damage, investigation costs or clean up costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination might adversely affect the owner’s ability to sell or lease real estate or borrow with real estate as collateral. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be liable under these laws and might incur costs in responding to these liabilities, which could have an adverse effect on our results of operations. See “Item 1. Business—Environmental.”
RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING
We have substantial debt, which might increase, as well as obligations to pay dividends on our preferred shares, and we require significant cash flows to satisfy these obligations. If we are unable to satisfy those obligations, we might be forced to dispose of one or more properties and there could be other negative consequences.
We use a substantial amount of debt to finance our business, and we might incur additional debt under our Credit Facility or otherwise in order to develop or redevelop properties, to finance acquisitions, or for other general corporate purposes. As of December 31, 2006, we had an aggregate consolidated indebtedness outstanding excluding debt premium of approximately $1,906.1 million, approximately $1,572.9 million of which was secured by our properties. Included in the aggregate amount is $333.1 million of unsecured indebtedness that is recourse to us, PREIT Associates and certain of our consolidated subsidiaries. This indebtedness does not include our proportionate share of indebtedness of our partnership properties. If our leverage increases, our debt service costs and our risk of defaulting on our indebtedness might increase. We are also obligated to pay a quarterly dividend of $1.375 per share to the holders of the 2,475,000 11% preferred shares that we issued in connection with our November 2003 merger with Crown American Realty Trust. We intend to redeem the preferred shares at the earliest practicable date on or after July 31, 2007 at the aggregate price of $129.9 million. Although our plans with regard to the preferred share redemption are subject to change, we intend to issue new indebtedness to finance this redemption. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt or to pay distributions on our securities at historical rates, which could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2006, we had $449.1 million of variable rate debt. Increases in interest rates will increase our interest expense on the variable rate debt we have outstanding from time to time. Also, rising interest rates might reduce our ability to refinance maturing fixed-rate debt on favorable terms, or at all. Increased interest expense would adversely affect our cash flow and our ability to make distributions to shareholders.
We might not be able to obtain capital required to finance our business initiatives.
The REIT provisions of the Internal Revenue Code generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Due to these requirements, we fund most of our long-term capital requirements, such as for acquisitions of properties or other assets, scheduled debt maturities and redevelopments, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and, when appropriate, the issuance of additional equity securities. Our ability to finance our growth using these sources depends, in part, on the availability of credit or of equity capital to us at the time or times we need it. Over the course of the business cycle, there might be times when lenders and equity investors might show less interest in lending to us or investing in our securities. Although we believe, based on current market conditions, that we will be able to finance our business initiatives for the foreseeable future, financing might not be available on acceptable terms, or at all. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for information about our available sources of funds.
Our Credit Facility has a term that expires in January 2009, and we have an option to extend the term for an additional 14 months, provided there is no event of default at that time. Our mortgage loan with GE Capital Corporation, which had a balance of $417.7 million as of December 31, 2006, can be prepaid without penalty in September 2008. If we are unable to borrow under our Credit Facility or to arrange for alternative financing, or if we are unable to refinance the mortgage loan with GE Capital Corporation, we might be unable to acquire or develop properties, redevelop our existing properties or finance other corporate activities, and our financial condition and results of operations would be adversely affected.
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
Our Credit Facility currently requires our operating partnership, PREIT Associates, L.P., to satisfy certain affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage and tangible net worth. These covenants could restrict our ability to pursue acquisitions, development and redevelopment, limit our ability to respond to changes and competition, and could reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, repurchase securities, make capital expenditures or engage in acquisitions or mergers. If we cannot continue to satisfy these covenants and meet these tests, there is a risk that we could default under the Credit Facility. If we default under the Credit Facility, the lenders could require us to repay the debt immediately, which would have a material adverse effect on our financial condition and results of operations.
Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by prior payments to the creditors of these subsidiaries.
We own substantially all of our assets through our interest in our operating partnership, PREIT Associates. PREIT Associates holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships and limited liability companies. PREIT Associates thus derives substantially all of its cash flow from cash distributions to it by its subsidiaries, and we, in turn, derive substantially all of our cash flow from cash distributions to us by PREIT Associates. Our direct and indirect subsidiaries must make payments on the subsidiaries’ obligations to their creditors, when due and payable, before a subsidiary may make distributions to us. Thus, PREIT Associates’ ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors. Similarly, our ability to pay dividends to holders of our common and preferred shares depends on PREIT Associates’ ability first to satisfy its obligations to its creditors before making distributions to us. If the subsidiaries were unable to make payments to their creditors when due and payable, or if the subsidiaries had insufficient funds to both make payments to creditors and distribute funds to PREIT Associates, we might not have sufficient cash to satisfy our obligations and/or make distributions to our shareholders.
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
The Company’s business is centered on retail real estate, predominantly malls and power and strip centers. The Company does not have significant involvement in the office, industrial, residential or other property sectors. As such, the Company faces risks that affect the general environment for retail real estate and retailers. Changes in a number of factors can decrease the income generated by a retail property, including a downturn in the national, regional or local economy or consumer confidence or spending, which could result from plant closings, local industry slowdowns, adverse weather conditions, natural disasters and other factors, which might reduce consumer spending on retail goods; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; and perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers. Income from retail properties and retail property values are also affected by interest rate levels and the availability and cost of financing, and by applicable laws and regulations, including tax and zoning laws, among other factors. Changes in one or more of these factors can lead to a decrease in the revenues generated by our properties, which might limit our ability to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to shareholders. A decrease in revenues can have a material adverse effect on our financial condition and results of operations.
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
Before a property can be sold, we might be required to make expenditures to correct defects or to make improvements. We cannot assure you that we will have funds available to correct those defects or to make those improvements, and if we cannot do so, we might not be able to sell the property, or might be required to sell the property on unfavorable terms. In acquiring a property, we might agree to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could adversely affect our financial condition and results of operations.
Possible terrorist activity or other acts of violence or war could adversely affect our financial condition and results of operations.
Future terrorist attacks in the United States, and other acts of terrorism or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.
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
Our organizational documents contain provisions that might have an anti-takeover effect and inhibit a change in our management and the opportunity to realize a premium over the then-prevailing market price of our securities. These provisions include:
(1)	There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals, and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause our shares to be beneficially owned by fewer than 100 persons. Our Board of Trustees might exempt a person from the 9.9% ownership limit if it receives a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Absent an exemption, this restriction might:
•	discourage, delay or prevent a tender offer or other transaction or a change in control or management that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or

•	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.
(2)	Our trust agreement permits our Board of Trustees to issue preferred shares with terms that might discourage a third party from acquiring our Company. Our trust agreement permits our Board of Trustees to create and issue multiple classes and series of preferred shares, and classes and series of preferred shares having preferences to the existing shares on any matter, without a vote of shareholders, including preferences in rights in liquidation or to dividends and option rights, and other securities having conversion or option rights. Also, the board might authorize the creation and issuance by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities might provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of discouraging, delaying or preventing a change in control over us, even if a change in control were in our shareholders’ interest or would give the shareholders the opportunity to realize a premium over the then-prevailing market price of our securities.

(3)	Our staggered Board of Trustees might affect the ability of a shareholder to take control of our Company. Our Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three year terms upon the expiration of the term of the respective class. The staggered terms for trustees might affect the ability of a shareholder to take control of us, even if a change in control were in the best interests of our shareholders.
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
We have entered into tax protection agreements for the benefit of certain former property owners, including some limited partners of PREIT Associates, that might affect our ability to sell or refinance some of our properties that we might otherwise want to sell, which could harm our financial condition.
As the general partner of PREIT Associates, we have agreed to indemnify certain former property owners, including some who have become limited partners of PREIT Associates, against tax liability that they might incur if we sell or significantly reduce the debt secured by a property acquired from them within a certain number of years after we acquired it in a taxable transaction. In some cases, these agreements might make it uneconomical for us to sell these properties, even in circumstances in which it otherwise would be advantageous to do so, which could adversely affect our ability to address liquidity needs in the future or otherwise harm our financial condition.
Some of our officers and trustees have interests in properties that we manage and therefore might have conflicts of interest that could adversely affect our business.
We provide management, leasing and development services for partnerships and other ventures in which some of our officers and trustees, including Ronald Rubin, a trustee and our chairman and chief executive officer, and George F. Rubin, a trustee and vice chairman, have indirect ownership interests. In addition, we lease substantial office space from an entity in which some of our officers, including the Rubins, have an interest. Our officers who have interests in the other parties to these transactions have a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.
RISKS RELATING TO OUR SECURITIES
Many factors, including changes in interest rates and the negative perceptions of the retail sector generally, can have an adverse effect on the market value of our securities.

As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:
•	Increases in market interest rates, relative to the dividend yield on our shares. If market interest rates go up, prospective purchasers of our securities might require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our shares to go down.

•	A decline in the anticipated benefits of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions).

•	Perception by market professionals of REITs generally and REITs in the retail market segment in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on acquiring retail centers in the future.

•	Perception by market participants of our potential for payment of cash distributions and for growth.

•	Levels of institutional investor and research analyst interest in our securities.

•	Relatively low trading volumes in securities of REITs.

•	Our results of operations and financial condition.

•	Investor confidence in the stock market generally.
The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings, funds from operations and cash distributions. Consequently, our common shares might trade at prices that are higher or lower than our net asset value per common share. If our future earnings, funds from operations or cash distributions are less than expected, it is likely that the market price of our common and preferred shares will decrease.
Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, which might have an adverse effect on the market value of our securities.
Historically, the dividends of corporations other than REITs have been taxed at ordinary income rates, which range as high as 35%. Recently, the maximum tax rate on certain corporate dividends received by individuals has been reduced to 15%, through at least December 31, 2010. However, dividends from REITs do not generally qualify for the lower tax rate on corporate dividends because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders. This differing treatment of dividends received from REITs and from corporations that are not REITs might cause individual investors to view an investment in the shares of a non-REIT corporation as more attractive than shares in REITs, which might negatively affect the value of our shares.
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
We might be unable to comply with the strict income distribution requirements applicable to REITs, or compliance with such requirements could adversely affect our financial condition or cause us to forego otherwise attractive opportunities.
To obtain the favorable tax treatment associated with qualifying as a REIT, we are required each year to distribute to our shareholders at least 90% of our net taxable income. In addition, we are subject to a tax on any undistributed portion of our income at regular corporate rates and might also be subject to a 4% excise tax on this undistributed income. We could be required to seek to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing, which could adversely affect our financial condition and results of operations. In addition, compliance with these REIT requirements might cause us to forego opportunities we would otherwise pursue.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
RETAIL PROPERTIES
As of December 31, 2006, we owned interests in 50 operating retail properties containing an aggregate of approximately 35.1 million square feet (including space owned by anchors). As of December 31, 2006, we and partnerships in which we own an interest owned approximately 27.1 million square feet of space at the 50 operating retail properties. PREIT Services currently manages 44 of these properties, 43 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not wholly-owned by us. The remaining five properties are also owned by partnerships that are not wholly-owned by us and are managed by our partners, or by an entity we or our partners designate.
Total occupancy in our malls, including only space we own, was 86.8% as of December 31, 2006. In-line occupancy in our malls was 86.0% as of that date. Occupancy in our power and strip centers was 96.3% as of that date.
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
The following tables present information regarding our retail properties as of December 31, 2006. We refer to the total retail space of these properties, including anchors and in-line stores, as “Total Square Feet,” and the portion that we own as “Owned Square Feet.”
Consolidated Operating Properties

					% of
					Owned
					Square
		Total	Owned	Year	Feet
	Ownership	Square	Square	Built/ Last	Leased	Anchors / Majors
Property/Location (1)	Interest	Feet(2)	Feet (3)	Renovated	(4)(5)	Tenants (6)
MALLS
Beaver Valley Mall Monaca, PA	100%	1,147,064	942,294	1970/1991	91.6%	Boscov’s JC Penney Sears Macy’s

Capital City Mall Camp Hill, PA	100%	610,339	490,339	1974/2005	95.3%	JC Penney Macy’s Sears

Chambersburg Mall Chambersburg, PA	100%	454,353	454,353	1982	91.5%	Bon-Ton JC Penney Sears Value City

Cherry Hill Mall (9) Cherry Hill, NJ	100%	1,260,892	782,007	1961/1990	63.0%	JC Penney Macy’s

Crossroads Mall (7) Beckley, WV	100%	451,776	451,776	1981	94.5%	Sears JC Penney Belk

Cumberland Mall Vineland, NJ	100%	941,979	668,749	1973/2003	97.6%	Boscov’s BJ’s Home Depot JC Penney Value City

					% of
					Owned
					Square
		Total	Owned	Year	Feet
	Ownership	Square	Square	Built/ Last	Leased	Anchors / Majors
Property/Location (1)	Interest	Feet(2)	Feet (3)	Renovated	(4)(5)	Tenants (6)
Dartmouth Mall Dartmouth, MA	100%	670,980	530,980	1971/2000	96.3%	JC Penney Sears Macy’s

Echelon Mall (7) (Voorhees Town Center) Voorhees, NJ	100%	1,127,032	730,249	1970/1998	28.7%	Boscov’s Macy’s

Exton Square Mall (7) Exton, PA	100%	1,087,663	810,195	1973/2000	93.6%	Boscov’s JC Penney K-Mart Sears Macy’s

Francis Scott Key Mall Frederick, MD	100%	683,605	544,272	1978/1991	97.2%	Macy’s Sears JC Penney Value City

Gadsden Mall Gadsden, AL	100%	477,301	477,301	1974/1990	92.5%	Belk McRae’s Sears

The Gallery at Market East (7)(9) Philadelphia, PA	100%	1,080,315	1,080,315	1977/1990	41.8%	Burlington Coat Factory

Jacksonville Mall Jacksonville, NC	100%	475,727	475,727	1981/1998	95.8%	Belk JC Penney Sears

Logan Valley Mall Altoona, PA	100%	782,716	782,716	1960/1997	96.9%	JC Penney Macy’s Sears

Lycoming Mall Pennsdale, PA	100%	822,740	702,740	1978/1990	96.6%	Bon-Ton JC Penney Macy’s (8) Sears Value City

Magnolia Mall Florence, SC	100%	571,499	571,499	1979/1992	93.4%	Belk Best Buy JC Penney Sears

The Mall at Prince Georges Hyattsville, MD	100%	910,898	910,898	1959/2004	97.3%	JC Penney Macy’s Target

Moorestown Mall Moorestown, NJ	100%	1,044,679	723,479	1963/2000	86.5%	Boscov’s Lord & Taylor Sears Macy’s

New River Valley Mall Christiansburg, VA	100%	395,719	395,719	1988	97.9%	Belk JC Penney Sears

Nittany Mall State College, PA	100%	532,116	437,116	1968/1990	94.2%	Bon-Ton JC Penney Macy’s (8) Sears

North Hanover Mall Hanover, PA	100%	451,180	451,180	1967/1999	75.1%	JC Penney Black Rose Antiques Sears

					% of
					Owned
					Square
		Total	Owned	Year	Feet
	Ownership	Square	Square	Built/ Last	Leased	Anchors / Majors
Property/Location (1)	Interest	Feet(2)	Feet (3)	Renovated	(4)(5)	Tenants (6)
Orlando Fashion Square (7) Orlando, FL	100%	1,084,377	928,801	1973/2003	92.0%	Macy’s Dillard’s JC Penney Sears

Palmer Park Mall Easton, PA	100%	457,694	457,694	1972/1998	99.2%	Bon-Ton Boscov’s

Patrick Henry Mall Newport News, VA	100%	715,848	575,848	1988/2005	95.6%	Dillard’s Dick’s Sporting Goods JC Penney Macy’s

Phillipsburg Mall Phillipsburg, NJ	100%	572,547	572,547	1989/2003	92.4%	Bon-Ton JC Penney Sears Kohl’s

Plymouth Meeting Mall (7) Plymouth Meeting, PA	100%	813,379	598,744	1966/1999	84.2%	AMC Theater Boscov’s Macy’s

Schuylkill Mall (10) Frackville, PA	100%	726,674	665,758	1980/1991	72.8%	K-Mart Sears Bon-Ton Black Diamond Antiques

South Mall Allentown, PA	100%	405,213	405,213	1975/1992	93.2%	Bon-Ton Stein Mart Steve & Barry’s

Uniontown Mall (7) Uniontown, PA	100%	698,194	698,194	1972/1990	94.6%	Bon-Ton JC Penney Roomful Express Furn. Sears Teletech Customer Care Value City

Valley Mall Hagerstown, MD	100%	902,691	659,291	1974/1999	97.6%	Sears JC Penney Bon-Ton Macy’s

Valley View Mall La Crosse, WI	100%	598,052	343,456	1980/2001	93.9%	JC Penney Herberger’s Macy’s Sears

Viewmont Mall Scranton, PA	100%	744,645	624,645	1968/1996	99.2%	JC Penney Sears Macy’s

Washington Crown Center Washington, PA	100%	676,035	535,940	1969/1999	90.6%	Sears Bon-Ton Gander Mountain Sports Macy’s

Willow Grove Park (9) Willow Grove, PA	100%	1,202,823	789,702	1982/2001	66.1%	Sears Bloomingdale’s Macy’s

Wiregrass Commons (7) Dothan, AL	100%	633,047	229,884	1986/1999	86.0%	Dillard’s JC Penney McRae’s Parisian

					% of
					Owned
					Square
		Total	Owned	Year	Feet
	Ownership	Square	Square	Built/ Last	Leased	Anchors / Majors
Property/Location (1)	Interest	Feet(2)	Feet (3)	Renovated	(4)(5)	Tenants (6)
Woodland Mall Grand Rapids, MI	100%	1,209,534	484,348	1968/1998	89.3%	JCPenney Sears Macy’s Kohl’s

Wyoming Valley Mall Wilkes-Barre, PA	100%	913,952	913,952	1974/1995	92.7%	Bon-Ton JC Penney Sears Macy’s

POWER CENTERS

Christiana Power Center Newark, DE	100%	302,409	302,409	1998	100%	Costco Dick’s Sporting Goods

Creekview Shopping Center Warrington, PA	100%	425,002	136,086	2001	100%	Target Lowe’s Genuardi’s

Northeast Tower Center Philadelphia, PA	100%	477,220	301,909	1997/1998	95.9%	Home Depot Raymour & Flanigan Wal-Mart

Paxton Towne Centre Harrisburg, PA	100%	722,521	449,463	2001	93.5%	Target Kohl’s Weis Markets Costco

STRIP CENTERS

The Commons at Magnolia Florence, SC	100%	229,686	103,486	1991/2002	92.0%	Goody’s Target

Crest Plaza Shopping Center Allentown, PA	100%	257,401	114,271	1959/2003	96.6%	Weis Markets Target

		30,749,517	24,305,545

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total square feet includes space owned by the Company and space owned by tenants.

(3)	Owned square feet includes only space owned by the Company and excludes space owned by tenants.

(4)	Percentage of owned square feet leased is calculated based only on space owned by the Company and excludes space owned by tenants.

(5)	Includes both tenants in occupancy and tenants that had signed leases but had vacated as of December 31, 2006.

(6)	Includes anchors that own their space and do not pay rent.

(7)	The underlying land at this property is subject to a ground lease.

(8)	Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

(9)	The percentage of Owned Square Feet leased for Cherry Hill Mall, The Gallery at Market East and Willow Grove Park includes former Strawbridge’s stores that are currently vacant, pending redevelopment. These vacant department shares represent 33.5%, 51.5% and 29.0% of Owned Square Feet for Cherry Hill Mall, The Gallery at Market East and Willow Grove Park, respectively.

(10)	The Company has entered into an agreement of sale for this property.

          Unconsolidated Operating Properties

					% of
					Owned
					Square
		Total	Owned	Year	Feet
	Ownership	Square	Square	Built/ Last	Leased	Anchors / Majors
Property/Location (1)	Interest	Feet(2)	Feet (3)	Renovated	(4)(5)	Tenants (6)
MALLS

Lehigh Valley Mall Allentown, PA	50%	1,035,266	663,280	1977/1996	99.1%	Macy’s JC Penney Boscov’s

Springfield Mall Springfield, PA	50%	588,695	221,519	1974/1997	87.5%	Macy’s

POWER CENTERS

Metroplex Shopping Center Plymouth Meeting, PA	50%	778,190	477,461	2001	100%	Target Lowe’s Giant Food Store

Red Rose Commons Lancaster, PA	50%	463,042	263,452	1998	99.2%	Weis Markets Home Depot

The Court at Oxford Valley Langhorne, PA	50%	704,486	456,863	1996	100%	Best Buy BJ’s Dick’s Sporting Goods Home Depot Linens ‘N Things

Whitehall Mall Allentown, PA	50%	557,019	557,019	1964/1998	90.1%	Kohl’s Sears Bed, Bath & Beyond

STRIP CENTERS

Springfield Park Springfield, PA	50%	272,640	126,971	1997/1998	90.9%	Target Bed, Bath & Beyond LA Fitness

		4,399,338	2,766,565

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.

(2)	Total Square Feet includes space owned by the unconsolidated partnership and space owned by the tenants.

(3)	Owned Square Feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants.

(4)	Percentage of Owned Square Feet leased is calculated based only on space owned by the unconsolidated partnership and excludes space owned by tenants.

(5)	Includes both tenants in occupancy and tenants that had signed leases but had vacated as of December 31, 2006.

(6)	Includes anchors that own their space and do not pay rent.
LARGE FORMAT RETAILERS AND ANCHORS
Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rents that are generally lower than the rents charged to in-line tenants. Well-known, financially sound large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining. The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties as of December 31, 2006:

			% of Total
Anchor Name (1)	No. of Stores (2)	Space Occupied (2)	Square Feet
Bed Bath & Beyond	7	223,850	0.6%
Belk
Belk	6	409,732
Parisian	4	244,794

Total Belk	10	654,526	1.9%
Best Buy	3	137,397	0.4%
BJ’s Wholesale	2	234,761	0.7%
Bon-Ton	15	1,069,529	3.0%
Boscov’s	9	1,450,145	4.1%
Burlington Coat Factory	1	127,271	0.4%
Carmike Cinemas	4	123,972	0.4%
Costco	2	289,447	0.8%
Dick’s Sporting Goods	4	204,958	0.6%
Dillard’s	3	471,494	1.3%
Federated
Bloomingdale’s	1	237,537
Macy’s	25	4,047,291

Total Federated	26	4,284,828	12.2%
Gander Mountain	1	83,835	0.2%
Giant Food Store	1	67,185	0.2%
Hollywood Theaters	1	54,073	0.2%
Home Depot	4	533,956	1.5%
JC Penney	29	3,119,786	8.9%
Kohl’s	4	322,194	0.9%
Linens ‘N Things	1	54,096	0.2%
Lord & Taylor	1	121,200	0.3%
Lowe’s	2	326,483	0.9%
Premier Cinemas	2	92,748	0.3%
Sears
Sears	40	3,693,717
K-Mart	2	186,481

Total Sears	42	3,880,198	11.0%
Target	8	1,121,103	3.2%
Teletech Customer Care Mgmt.	1	64,964	0.2%
Value City	5	392,518	1.1%
Wal-Mart	1	119,388	0.3%
Weis Markets	3	183,520	0.5%

	192	19,809,425	56.4%

(1)	To qualify as an anchor for this schedule, a chain must have a store format in our portfolio of 50,000 square feet or greater. To the extent a chain has a smaller format, the name is only included if it is a division of a tenant that has larger format.

(2)	Includes anchors that own their own space and do not pay rent.

MAJOR TENANTS
The following table presents information regarding the top 20 tenants in our retail properties by annualized base rent as of December 31, 2006:

		Percentage
		Rent or
		Common Area
	Fixed	Costs In Lieu of
	Rent	Fixed Rent		GLA of
	(Number of	(Number of		Stores	Annualized
Primary Tenant	Stores)	Stores)	Total Stores	Leased	Base Rent (1)
The Gap, Inc.	55	3	58	726,739	$13,187,668
Limited Brands, Inc.	87	18	105	605,590	12,744,315
Footlocker, Inc.	81	5	86	433,003	8,477,718
JC Penney Company, Inc.	24	5	29	3,105,987	6,999,315
Zale Corporation	91	—	91	76,314	6,053,703
Sears Holding Corporation	26	5	31	3,725,684	6,036,059
American Eagle Outfitters	32	2	34	187,609	4,638,201
Sterling Jewelers, Inc.	45	—	45	64,942	4,439,206
Hallmark Cards, Inc.	53	6	59	209,748	4,147,837
Transworld Entertainment	40	6	46	204,374	3,995,597
Luxottica Group S.p.A.	55	2	57	133,183	3,857,253
Regis Corporation	107	—	107	133,777	3,828,061
Borders Group, Inc.	31	3	34	238,371	3,687,484
The Finish Line, Inc.	35	3	38	174,307	3,451,981
Pacific Sunwear of California	37	3	40	141,634	3,173,241
Aeropostale, Inc.	34	—	34	115,732	2,832,233
Genesco, Inc.	58	—	58	68,190	2,805,501
Bon-Ton Dept. Stores, Inc.	13	1	14	1,069,529	2,768,460
Radio Shack	50	1	51	99,152	2,760,944
Game Stop Corporation	54	—	54	66,403	2,717,742

Total	1,008	63	1,071	11,580,268	$102,602,519

(1)	Includes PREIT’s proportionate share of tenant rents from partnership properties that are not consolidated based on PREIT’s ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rents as of December 31, 2006.

The following tables present scheduled lease expirations of non-anchor tenants and anchor tenants for the next 10 years as of December 31, 2006:
RETAIL LEASE EXPIRATION SCHEDULE — NON-ANCHORS

					Percentage of
					Total Leased
				Average	GLA
	Number	Approximate	Annualized	Expiring Base	Represented By
	of Leases	GLA of	Base Rent of	Rent Per	Expiring
For the Year Ending December 31,	Expiring	Expiring Leases(1)	Expiring Leases(2)	Square Foot	Leases (3)
2006 and prior (4)	249	606,528	$13,959,413	$23.02	4.93%
2007	377	878,333	19,471,898	22.17	7.14%
2008	453	1,276,834	30,657,437	24.01	10.38%
2009	442	1,198,915	29,482,858	24.59	9.75%
2010	434	1,445,837	32,869,464	22.73	11.75%
2011	365	1,525,087	32,497,932	21.31	12.40%
2012	235	1,019,932	23,941,299	23.47	8.29%
2013	191	681,294	15,046,663	22.09	5.54%
2014	154	559,696	13,453,281	24.04	4.55%
2015	184	794,476	18,163,812	22.86	6.46%
2016	235	1,036,643	25,352,994	24.46	8.43%

	3,319	11,023,575	$254,897,051	$23.11	89.62%

(1)	Includes only owned space.

(2)	Includes PREIT’s proportionate share of tenant rents from partnership properties that are not consolidated based on PREIT’s ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rents as of December 31, 2006.

(3)	Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 12,300,473 square feet.

(4)	Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2006.
RETAIL LEASE EXPIRATION SCHEDULE — ANCHORS

					Percentage of
					Total Leased
				Average	GLA
	Number	Approximate	Annualized	Expiring Base	Represented By
	of Leases	GLA of	Base Rent of	Rent Per	Expiring
For the Year Ending December 31,	Expiring(1)	Expiring Leases(2)	Expiring Leases (3)	Square Foot	Leases (4)
2006 and prior (5)	2	135,837	$347,094	$2.56	1.17%
2007	6	520,588	1,201,333	2.31	4.48%
2008	14	1,152,226	3,075,126	2.67	9.93%
2009	9	915,799	2,221,569	2.43	7.89%
2010	22	2,089,444	6,144,328	2.94	18.00%
2011	23	1,885,550	5,348,139	2.84	16.24%
2012	5	554,129	989,740	1.79	4.77%
2013	6	452,530	2,728,654	6.03	3.90%
2014	6	662,582	2,081,285	3.14	5.71%
2015	1	85,212	468,666	5.50	0.73%
2016	3	452,003	849,454	1.88	3.89%

	97	8,905,900	$25,455,388	$2.86	76.72%

(1)	Accounts for all contiguous anchor space as one lease.

(2)	Includes only owned space.

(3)	Includes PREIT’s proportionate share of tenant rents from partnership properties that are not consolidated based on PREIT’s ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rents as of December 31, 2006.

(4)	Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 11,608,210 square feet.

(5)	Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2006.

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
ITEM 3. LEGAL PROCEEDINGS.
In the normal course of business, we have and may become involved in legal actions relating to the ownership and operation of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

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
The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

			Dividend
	High	Low	Paid
Quarter ended March 31, 2006	$44.44	$36.95	$0.57
Quarter ended June 30, 2006	$43.91	$36.75	0.57
Quarter ended September 30, 2006	$43.41	$37.30	0.57
Quarter ended December 31, 2006	$44.53	$37.48	0.57

			$2.28

			Dividend
	High	Low	Paid
Quarter ended March 31, 2005	$43.21	$38.91	$0.54
Quarter ended June 30, 2005	$48.10	$39.66	0.57
Quarter ended September 30, 2005	$50.20	$39.60	0.57
Quarter ended December 31, 2005	$42.60	$35.24	0.57

			$2.25

As of December 31, 2006, there were approximately 3,200 holders of record of our common shares and approximately 19,000 beneficial holders of our common shares.
We currently anticipate that cash distributions will continue to be paid in March, June, September and December. However, our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that our Board of Trustees deems relevant.
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
If a notice of redemption is given, we have the right to elect to acquire the Units tendered for redemption for our own account, either in exchange for the issuance of a like number of our common shares, subject to adjustments for stock splits, recapitalizations and like events, or a cash payment equal to the average of the closing prices of our shares on the ten consecutive trading days immediately before our receipt, in our capacity as general partner of PREIT Associates, of the notice of redemption. If we decline to exercise this right, then on the tenth business day following tender for redemption, PREIT Associates will pay a cash amount equal to the number of Units tendered multiplied by such average closing price.
Unregistered Offerings
On October 19, 2006, we issued 2,983 shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act as a transaction not involving a public offering.
On December 31, 2006, we issued 341,297 Class B Units to Crown American Properties, L.P., in exchange for the 11% interest in the capital and 1% interest in the profits of each of two partnerships that own or ground lease 12 shopping malls. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions, Dispositions and Development Activities — 2006 Acquisitions” for further information about this transaction. The units were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 or Regulation D promulgated under the Securities Act as a transaction not involving a public offering.

Issuer Purchases of Equity Securities
The following table shows the total number of shares that we acquired in the fourth quarter of 2006 and the average price paid per share.

Maximum
Number (or
Approximate
			Total Number	Dollar Value) of
			of Shares	Shares that May
			Purchased as	Yet
	Total		part of Publicly	Be Purchased
	Number	Average	Announced	Under
	of Shares	Price Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
October 1 — October 31, 2006	—	$—	—
November 1 — November 30, 2006	—	—	—
December 1 — December 31, 2006	—	—	—	$91,600,000

Total	—	$—	—

(1)	On October 31, 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100 million of our common shares in the open market or in privately negotiated or other transactions until the end of 2007, subject to the Board’s authority to terminate the program earlier. We repurchased 218,700 common shares in 2005. We did not repurchase any shares in 2006 under this program.

ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth our Selected Financial Data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current year presentation.

	For the Year Ended December 31,
(in thousands of dollars, except per share results)	2006	2005	2004	2003	2002
Operating Results:
Total revenue	$464,570	$434,361	$407,081	$176,580	$68,856
Gains on sales of real estate — continuing operations	$5,495	$10,111	$1,484	$16,199	$—
Income from continuing operations	$26,205	$50,002	$47,449	$27,229	$9,850
Gains (adjustments to gains) on discontinued operations	$1,414	$6,158	$(550)	$178,121	$4,085
Net income	$28,021	$57,629	$53,788	$196,040	$23,678
Dividends on preferred shares	$(13,613)	$(13,613)	$(13,613)	$(1,533)	$—
Net income available to common shareholders	$14,408	$44,016	$40,175	$194,507	$23,678
Income from continuing operations per share — basic	$0.32	$0.98	$0.93	$1.26	$0.61
Income from continuing operations per share — diluted	$0.32	$0.97	$0.92	$1.28	$0.60
Net income per share — basic	$0.37	$1.19	$1.11	$9.54	$1.47
Net income per share — diluted	$0.37	$1.17	$1.10	$9.38	$1.44

Balance sheet data:
Investments in real estate, at cost	$3,132,370	$2,867,436	$2,533,516	$2,292,205	$739,429
Intangible assets, net	$139,117	$173,594	$171,850	$181,544	$19,100
Total assets	$3,145,609	$3,018,547	$2,731,403	$2,701,537	$703,663
Total debt, including debt premium	$1,932,719	$1,809,032	$1,472,214	$1,391,181	$450,551
Minority interest	$114,363	$118,320	$131,969	$112,652	$32,472
Shareholders’ equity	$929,300	$976,876	$1,004,466	$1,023,634	$188,013
Other data:
Cash flows from operating activities	$158,754	$129,698	$132,430	$63,503	$42,025
Cash flows from investing activities	$(182,093)	$(325,958)	$(104,118)	$(310,392)	$(34,916)
Cash flows from financing activities	$16,299	$178,956	$(31,137)	$276,313	$(3,814)
Cash distributions per share — common	$2.28	$2.25	$2.16	$2.07	$2.04

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.
OVERVIEW
Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. Our operating portfolio currently consists of a total of 51 properties. The retail portion of our portfolio contains 50 properties in 13 states and includes 39 shopping malls and 11 power and strip centers. The operating retail properties have a total of approximately 35.1 million square feet. The retail properties we consolidate for financial reporting purposes have a total of approximately 30.7 million square feet, of which we own approximately 24.3 million square feet. Properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.4 million square feet, of which 2.8 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains seven properties in five states, with four classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and one classified as other.
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
We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of December 31, 2006, held an 89.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own interests in our properties through various ownership structures, including partnerships and tenancy in common arrangements. We hold our investments in seven of the 50 operating retail properties in our portfolio through unconsolidated partnerships with third parties in which we own a 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:
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
We provide our management, leasing and development services through PREIT Services, LLC, which generally manages and develops properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally manages and develops properties that we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. One of our long-term objectives is to obtain managerial control of as many of our assets as possible. Due to the nature of our existing partnership arrangements, we cannot anticipate when this objective will be achieved, if at all.
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

Our net income available to common shareholders decreased by $29.6 million, or 67.3%, to $14.4 million for the year ended December 31, 2006 from $44.0 million for the year ended December 31, 2005. The decrease in our net income resulted primarily from higher depreciation and amortization, interest and CAM and real estate tax expenses, which were partially offset by higher base rent and expense reimbursements. There were also lower gains on sales in 2006 than in 2005. In particular, our net income was affected by the changes to real estate revenues, property operating expenses, interest expense and depreciation and amortization expense resulting from properties acquired or disposed of during 2005 and 2006, and the impact on operating results of properties that are in various stages of redevelopment.
Our net income available to common shareholders increased by $3.8 million, or 9.6%, to $44.0 million for the year ended December 31, 2005 from $40.2 million for the year ended December 31, 2004. The increase in our net income resulted primarily from increased real estate revenues, gains on sales of interests in real estate and decreased general and administrative expenses, offset by higher property operating expenses, depreciation and amortization and interest expense. In particular, our net income was affected by the changes to real estate revenues, property operating expenses, interest expense and depreciation and amortization expense resulting from properties acquired or disposed of during 2004 and 2005, and the impact on operating results of properties that are in various stages of redevelopment.
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
2006 Acquisitions
In connection with the Crown merger discussed below, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own or ground lease 12 shopping malls. This retained interest was subject to a put-call arrangement between Crown’s former operating partnership and us. Pursuant to this arrangement, we had the right to require Crown’s former operating partnership to contribute the retained interest to us following the 36th month after the closing of the Merger (the closing took place in November 2003) in exchange for 341,297 additional units in PREIT Associates (“OP Units”). We exercised this right in December 2006. The value of the units issued was $13.4 million. As of the closing date of the transaction, Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership.
We acquired three former Strawbridge's department stores at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East from Federated Department Stores, Inc. following its merger with The May Department Stores Company for an aggregate purchase price of $58.0 million.
2005 Acquisitions
In December 2005, we acquired Woodland Mall in Grand Rapids, Michigan, with 1.2 million square feet, for $177.4 million. We funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from our Credit Facility, and the remainder from our available working capital. Of the purchase price amount, $6.1 million was allocated to the value of in-place leases, $6.4 million was allocated to above-market leases and $6.5 million was allocated to below-market leases. We obtained long term financing on this property in March 2006 and used these funds to pay off the entire balance of the corporate notes.
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
In February 2005, we purchased the 0.9 million square foot Cumberland Mall in Vineland, New Jersey and a vacant 1.7 acre parcel adjacent to the mall. The total price paid for the mall and the parcel was $59.5 million, including the assumption of $47.7 million in mortgage debt. We paid the $0.9 million purchase price of the adjacent parcel in cash. We paid the remaining portion of the purchase price for the mall using 272,859 OP Units, which were valued at approximately $11.0 million. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. We also recorded a debt premium of $2.7 million in order to record Cumberland Mall’s mortgage at fair value.

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
In May 2004, we acquired The Gallery at Market East II in Philadelphia, Pennsylvania, with 0.3 million square feet, for $32.4 million. The purchase price was primarily funded from our Credit Facility. Of the purchase price amount, $4.5 million was allocated to the value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases.
In May 2004, we acquired the remaining 27% ownership interest in New Castle Associates, the entity that owns Cherry Hill Mall in Cherry Hill, New Jersey in exchange for 609,316 OP Units valued at $17.8 million. We acquired our 73% ownership of New Castle Associates in April 2003. As a result, we now own 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the partners in New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates.
Crown Merger
On November 20, 2003, we closed the merger of Crown American Realty Trust (“Crown”) with and into the Company (the “Merger”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 13, 2003, by and among us, PREIT Associates, Crown and Crown American Properties, L.P. (“CAP”), a limited partnership of which Crown was the sole general partner before the Merger. Through the Merger and related transactions, we acquired 26 regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.
Pending Disposition
In January 2007, we entered into an agreement for the sale of Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. In April 2006, a prior agreement for the sale of this mall was terminated.
2006 Dispositions
In December 2006, we sold a 6.0 acre parcel at Voorhees Town Center in Voorhees, New Jersey to a residential real estate developer for $5.4 million. The parcel was subdivided from the retail property. We recorded a gain of $4.7 million from the sale of this parcel.
In September 2006, we sold South Blanding Village, a strip center in Jacksonville, Florida for $7.5 million. We recorded a gain of $1.4 million on the sale.
In transactions that closed between June 2006 and December 2006, we sold a total of four parcels at the Plaza at Magnolia in Florence, South Carolina for an aggregate sale price of $7.9 million and recorded an aggregate gain of $0.5 million. Plaza at Magnolia is currently under development.
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
In January 2005, we sold a 0.2 acre parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million. We recorded a gain of $0.1 million on the sale of this parcel.
2004 Dispositions
In September 2004, we sold five properties for $110.7 million. The properties were acquired in November 2003 in connection with the Merger, and were among six properties that were considered to be non-strategic (the “Non-Core Properties”). The Non-Core Properties were classified as held for sale as of the date of the Merger. The net proceeds from the sale were $108.5 million after closing costs and adjustments. We used the proceeds from this sale primarily to repay amounts outstanding under our Credit Facility. We did not record a gain or loss on this sale for financial reporting purposes.
In August 2004, we sold our 60% non-controlling ownership interest in Rio Grande Mall, a 0.2 million square foot strip center in Rio Grande, New Jersey, to an affiliate of our partner in this property, for net proceeds of $4.1 million. We recorded a gain of $1.5 million from this transaction.
Development and Redevelopment
We are engaged in the redevelopment of 14 of our consolidated properties and one of our unconsolidated properties and expect to increase the number of such projects in the future. These projects may include the introduction of residential, office or other uses to our properties.
The following table sets forth the amount of our intended investment for each redevelopment project:

Invested as of
	Estimated Project	December 31,
Redevelopment Project	Cost	2006
Capital City Mall	$12.8 million	$10.3 million
Patrick Henry Mall	29.4 million	27.0 million
Cumberland Mall	5.7 million	4.1 million
New River Valley Mall (1)	26.4 million	18.1 million
Lycoming Mall	18.1 million	14.0 million
Francis Scott Key Mall	4.9 million	3.3 million
Valley View Mall	4.7 million	4.6 million
Magnolia Mall	17.7 million	4.7 million
Beaver Valley Mall	9.2 million	2.1 million
Lehigh Valley Mall(2)	21.5 million	1.8 million
Plymouth Meeting Mall	83.9 million	21.9 million
Willow Grove Park	54.4 million	18.7 million
Cherry Hill Mall	197.7 million	21.3 million
Voorhees Town Center	60.7 million	6.0 million
Moorestown Mall	To be determined	0.2 million

$158.1 million

(1)	Amounts do not include costs associated with New River Valley Retail Center, a proposed new development project with an estimated project cost of $29.0 million, and $5.7 million invested as of December 31, 2006.
(2)	This property is unconsolidated. The amounts shown represent our share.
We are engaged in the ground-up development of eight retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of December 31, 2006, we had incurred $112.0 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $233.8 million in the aggregate (including costs already incurred), excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

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
In transactions that closed between May and August 2005, we acquired 45 acres in Lacey Township, New Jersey for approximately $11.6 million in cash. In December 2005, Lacey Township authorized us to construct a retail center of up to 0.3 million square feet on this land, including a 0.1 million square foot Home Depot. In July 2006, we began preliminary site work construction, and in August 2006, we executed a ground lease with Home Depot U.S.A., Inc. for 10 acres of the site. In the fourth quarter of 2006, we obtained final state approvals. In February 2007, after obtaining final local approvals, Home Depot began construction of its store.
In August 2005, we acquired an approximately 15 acre parcel in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million in cash, including closing costs. We began construction of a power center on this property in the fourth quarter of 2006.
In transactions that closed between June 2005 and January 2006, we acquired a total of approximately 188 acres in New Garden Township, Pennsylvania for approximately $30.1 million in cash, including closing costs. We are still in the process of obtaining various entitlements for our concept for this property, which includes retail and mixed use components.
In May 2005, we exercised our option to purchase approximately 73 acres of previously ground leased land that contains Magnolia Mall in Florence, South Carolina for $5.9 million. We used available working capital to fund this purchase.
We entered into an agreement in October 2004 with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) to manage the development of a proposed harness racetrack and casino on an approximately 208 acre site located 35 miles northwest of Pittsburgh, Pennsylvania. Valley View acquired the site in 2005, but the agreement contemplates that we will acquire the site and lease it to Valley View for the construction and operation of a harness racetrack and a casino and related facilities. We will not have any ownership interest in Valley View or Centaur. Our acquisition of the site and the construction of the racetrack require the issuance to Valley View of the sole remaining unissued harness racetrack license in Pennsylvania. The construction of the casino requires the issuance of a gaming license to Valley View. Valley View had been one of two applicants for the racing license. In November 2005, the Harness Racing Commission issued an order denying award of the racing license to both of the applicants. In December 2005, Valley View filed a motion for reconsideration with the Commission. In addition, Valley View filed an appeal of the ruling in the Pennsylvania Commonwealth Court. In June 2006, the Commonwealth Court affirmed the Commission’s denial of Valley View’s application. Valley View appealed to the Pennsylvania Supreme Court. In January 2007, the Pennsylvania Supreme Court agreed to hear the appeals of both applicants. We are unable to predict whether Valley View will be issued the racing license or the gaming license. Our investment in this project as of December 31, 2006 is $1.3 million.

The following table sets forth the amount of our intended investment in each ground-up development project:

Invested as of
	Estimated Project		December 31,
Development Project	Cost		2006
The Plaza at Magnolia	$17.2 million	(1)	$13.9 million(1)
Lacey Retail Center	38.5 million		21.9 million
New River Valley Retail Center	29.0 million		5.7 million
Monroe Marketplace	57.0 million		6.3 million
New Garden Town Center	82.1 million		34.8 million
Valley View Downs	10.0 million		1.3 million
Springhills	To be determined		26.1 million
Pavilion at Market East	To be determined		2.0 million

$112.0 million

(1)	Gross cost before parcel sales and site contributions.
In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2006, the remainder to be paid against such contractual and other commitments was $50.6 million, which is expected to be financed through our Credit Facility or through various other capital sources. The development and redevelopment projects on which these commitments have been made have total remaining costs of $291.5 million.
OFF BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet items other than the partnerships described in Note 3 to the consolidated financial statements and in the “Overview” section above.
RELATED PARTY TRANSACTIONS
General
PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.9 million, $0.9 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. This amount decreased in 2006 and 2005 from 2004 because of a decrease in the number of properties that we manage for related parties. As of December 31, 2006, $0.3 million was due from the property-owning partnerships to PRI including a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.
We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/ trustees have an interest. Total rent expense under this lease was $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. We have the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.
We use an airplane in which Ronald Rubin owns a fractional interest. We paid $38,000, $217,000 and $115,000 in the years ended December 31, 2006, 2005 and 2004, respectively, for flight time used by employees on Company-related business.
As of December 31, 2006, eight of our officers had employment agreements with terms of up to three years that renew automatically for additional one-year or two-year terms. The agreements provided for aggregate base compensation for the year ended December 31, 2006 of $2.9 million, subject to increases as approved by our compensation committee in future years, as well as additional incentive compensation.
In connection with the Merger, Crown American Properties, L.P. (“CAP”), a limited partnership of which Crown was the sole general partner before the Merger, retained an 11% interest in the capital and a 1% interest in the profits of two partnerships that own or ground lease 12 shopping malls. The retained interests were subject to a put-call arrangement between CAP and PREIT Associates. Pursuant to this arrangement, PREIT Associates had the right to require CAP to contribute the retained interest to PREIT Associates following the 36th month after the closing of the Merger (i.e., after November 20, 2006), and CAP had the right to contribute the retained interests to PREIT Associates following the 40th month after the closing of the Merger, in each case in exchange for 341,297 OP Units. As of the date of the Exchange

Agreement (as defined below), Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, had an interest in CAP.
On December 27, 2006, PREIT Associates and CAP entered into a Purchase and Sale Agreement (the “Exchange Agreement”). Under the Exchange Agreement, PREIT Associates purchased the 11% interest in the capital and 1% interest in the profits of each of the two partnerships that own or ground lease the 12 shopping malls, effective as of 11:59 p.m. on December 31, 2006, in exchange for 341,297 OP Units. Generally, the OP Units are redeemable at the election of the holder at any time after issuance either for cash in an amount per OP Unit equal to the average closing price of a common share of the Company on the 10 trading days immediately before the date notice of redemption is received by the Company or, at the election of the Company, in exchange for the issuance of a like number of common shares of the Company. Based on the closing price of a common share of beneficial interest of the Company on December 29, 2006, the value of the OP Units issued was approximately $13.4 million.
The Exchange Agreement is based upon and consistent with the financial and other terms of the put-call arrangement, which was entered into by PREIT Associates and CAP in connection with the Merger and prior to Mark Pasquerilla serving as a trustee of the Company. The Board of Trustees of the Company, excluding Mr. Pasquerilla, reviewed, considered and approved the Exchange Agreement.
On December 22, 2005, we entered into a Unit Purchase Agreement with CAP. Under the agreement, we purchased 339,300 OP Units from CAP at $36.375 per unit, a 3% discount from the closing price of our common shares on December 19, 2006 of $37.50. The aggregate amount we paid for the OP Units was $12.3 million. The terms of the agreement were negotiated between us and CAP. These terms were determined without reference to the provisions of the partnership agreement of PREIT Associates. The transaction was approved by our Board of Trustees. The Board authorized this transaction separate and apart from our previously-announced program to repurchase up to $100.0 million of common shares through the end of 2007.
Executive Separation
In 2006, we announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company. In connection with Mr. Weller’s retirement, we entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from our Board of Trustees and the Amended and Restated Employment Agreement by and between the Company and Mr. Weller dated as of January 1, 2004 was terminated. We recorded an expense of $4.0 million in connection with Mr. Weller’s separation from the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the 2005 – 2008 Outperformance Program (“OPP”) (see Note 9). Mr. Weller exercised his outstanding options in August 2006.
CRITICAL ACCOUNTING POLICIES
Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2006, 2005 and 2004, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to our consolidated financial statements.
Our management makes complex or subjective assumptions and judgments with respect to applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:
•	events and changes in property, market and economic conditions;

•	estimated future cash flows from property operations; and

•	the risk of loss on specific accounts or amounts.

Revenue Recognition
We derive over 95% of our revenues from tenant rents and other tenant related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above-market and below-market intangibles and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenues, respectively.
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
Intangible Assets
We account for our property acquisitions under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Pursuant to SFAS No. 141, the purchase price of a property is allocated to the property’s assets based on our estimates of their fair value. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including our expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that we record.
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
Assets Held-for-Sale and Discontinued Operations
The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs of such assets. We generally consider assets to be held for sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. If, in management’s opinion, the net sales price of the assets that have been identified as held for sale is less than the net book value of the assets, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.
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

Tenant Receivables
We make estimates of the collectibility of our tenant receivables related to tenant rents including base rents, straight-line rents, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, including straight-line rents receivable, historical bad debts, customer creditworthiness, current economic and industry trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income, other things being equal.
RESULTS OF OPERATIONS
Comparison of Years Ended December 31, 2006, 2005 and 2004
Overview
The results of operations for the years ended December 31, 2006, 2005 and 2004 reflect changes due to the acquisition and disposition of real estate properties during the respective periods (including gains resulting from dispositions of $5.5 million, $10.1 million and $1.5 million in the years ended December 31, 2006, 2005 and 2004, respectively). In 2006, we disposed of one strip center property and portions of land at two other properties. In 2005, we acquired three retail properties, one office property, and a 50% ownership interest in one additional retail property; we disposed of four industrial properties, one strip center and our partnership interest in one additional retail property. In 2004, we acquired two retail properties and the remaining interest in Cherry Hill Mall that we did not already own; we disposed of five of the Non-Core Properties acquired in the Merger and our interest in one other retail property. Our results for the years ended December 31, 2006 and 2005 were also significantly affected by ongoing redevelopment initiatives that were in various stages at 14 of our 38 consolidated mall properties.
The table below sets forth certain occupancy statistics (including properties owned by partnerships in which we own a 50% interest) as of December 31, 2006, 2005, and 2004:

	Occupancy
	As of December 31,
	2006	2005	2004
Retail portfolio weighted average:
Total including anchors	87.9%	92.2%	92.2%
Excluding anchors	87.2%	88.4%	88.6%
Enclosed malls weighted average:
Total including anchors	86.8%	91.4%	91.5%
Excluding anchors	86.0%	87.0%	87.3%
Power/strip centers weighted average	96.3%	97.6%	96.7%
The amounts reflected as income from continuing operations in the table below reflect our consolidated retail and office properties, with the exception of properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

The following information sets forth our results of operations for the years ended December 31, 2006, 2005 and 2004:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
(in thousands of dollars)	2006	2005 to 2006	2005	2004 to 2005	2004
Real estate revenues	$460,140	7%	$431,116	7%	$401,421
Property operating expenses	(178,979)	8%	(166,340)	12%	(148,147)
Management company revenue	2,422	10%	2,197	(53)%	4,634
Interest and other income	2,008	92%	1,048	2%	1,026
General and administrative expenses	(38,528)	8%	(35,615)	(16)%	(42,176)
Executive separation	(3,985)	N/A	—	—	—
Income taxes	(398)	(33)%	(597)	N/A	—
Interest expense	(97,449)	17%	(83,148)	13%	(73,612)
Depreciation and amortization	(127,030)	16%	(109,796)	14%	(96,602)
Equity in income of partnerships	5,595	(25)%	7,474	33%	5,606
Gains on sales of interests in real estate	5,495	(46)%	10,111	581%	1,484
Minority interest	(3,086)	(52)%	(6,448)	4%	(6,185)

Income from continuing operations	26,205	(48)%	50,002	5%	47,449
Income from discontinued operations	1,816	(76)%	7,627	20%	6,339

Net income	$28,021	(51)%	$57,629	7%	$53,788

Real Estate Revenues
Real estate revenues increased by $29.0 million, or 7%, in 2006 as compared to 2005 primarily due to an increase of $26.0 million from properties acquired in 2005, including increased revenues from Woodland Mall ($23.7 million), Gadsden Mall ($1.3 million), and Cumberland Mall ($1.0 million). Real estate revenues from properties that were owned by the Company prior to January 1, 2005 increased by $3.0 million, primarily due to increases of $2.2 million in base rents, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, $0.9 million in lease termination revenue and $1.8 million in other revenues, partially offset by a $1.4 million decrease in expense reimbursements and a $0.5 million decrease in percentage rents.
Base rent at Echelon Mall, one of our redevelopment properties, decreased by $1.6 million in 2006 as compared to 2005, as in-line occupancy decreased from 53.3% at December 31, 2005 to 47.4% at December 31, 2006, and more tenants were converted from fixed rents to percentage of sales in order to maintain occupancy during the redevelopment period. Base rent was also affected by the May 2005 sale of the Home Depot parcel at Northeast Tower Center, resulting in real estate revenues that were $0.4 million lower in 2006 as compared to 2005. Base rent at the remaining properties owned by the Company prior to January 1, 2005 increased by $4.2 million, or 1.6%. This increase is primarily due to higher average base rent, partially offset by lower occupancy.
Lease termination revenue increased in 2006 to $2.8 million primarily due to $1.2 million received from two tenants. Other revenues increased primarily due to the conversion of eight mall merchants associations to marketing funds effective January 1, 2006. These conversions resulted in increased marketing revenues of $1.7 million compared to 2005. These increased marketing revenues were offset by a $1.5 million increase in marketing expenses, which are included in property operating expenses.
In 2006, we received lower expense reimbursements at many of our malls. While this trend is not limited to the redevelopment properties, the recovery rates at these properties are lower than at our other malls. Our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent in lieu of contributing toward common area maintenance costs and real estate taxes). Our properties are also experiencing more leases that provide rent on the basis of a percentage of sales in lieu of minimum rent, and they are experiencing rental concessions made to tenants affected by the redevelopment activities. We expect the lower recovery rates at the redevelopment properties to improve as construction is completed, tenants take occupancy and our leasing leverage improves.
Percentage rent was lower during 2006 as compared to 2005 primarily due to $0.2 million less in percentage rent collected from one department store and $0.1 million of percentage rent revenues included in 2005 as a result of sales audits which did not recur in 2006.

Real estate revenues increased by $29.7 million, or 7%, in 2005 as compared to 2004, primarily due to an increase of $33.3 million from properties acquired in 2005 and 2004, including increased revenues from Gadsden Mall ($4.9 million), Orlando Fashion Square ($14.4 million), Cumberland Mall ($10.9 million), The Gallery at Market East II ($3.0 million) and Woodland Mall ($0.1 million). Real estate revenues from properties that were owned by the Company prior to January 1, 2004 decreased by $3.6 million, or 0.9%, primarily due to decreases of $3.5 million in base rents and $2.2 million in lease termination revenue, partially offset by a $1.1 million increase in expense reimbursements and a $1.1 million increase in other revenues.
Base rents decreased largely due to the effects of redevelopment initiatives on in-line occupancy (82.8% as of December 31, 2005 compared to 87.3% as of December 31, 2004) and total rent at the affected properties. Base rent was also impacted by the sale of the Home Depot parcel at Northeast Tower Center that was sold in the second quarter of 2005 and had real estate revenues that were $0.8 million lower in 2005 as compared to 2004.
Lease termination income decreased in 2005 due primarily to a $1.5 million lease termination payment received from one tenant during the third quarter of 2004. Expense reimbursement income increased due to higher expense levels, such as utilities and taxes, for which tenants reimburse us. Other revenues increased due to increased revenues associated with our mall gift certificate and gift card programs.
Property Operating Expenses
Property operating expenses increased by $12.6 million, or 8%, in 2006 as compared to 2005, primarily due to an increase of $10.3 million from property acquisitions, including increased operating expenses at Woodland Mall ($9.2 million), Gadsden Mall ($0.6 million) and Cumberland Mall ($0.5 million). Property operating expenses for properties that we owned prior to January 1, 2005 increased by $2.3 million, or 1.5%, primarily due to a $1.3 million increase in common area maintenance expense, a $0.5 million increase in real estate tax expense and a $1.1 million increase in other operating expenses. These increases were offset by a $0.6 million decrease in utility expense, primarily due to overall milder weather in 2006 as compared to 2005. The increase in other operating expenses resulted primarily from a $1.5 million increase in marketing expenses at eight malls where the merchants associations were converted to marketing funds (corollary to the $1.7 million marketing revenue increase referenced above). The higher marketing expenses at these eight malls were partially offset by lower marketing expenses at our remaining malls.
Property operating expenses increased by $18.2 million, or 12%, in 2005 as compared to 2004, primarily due to an increase of $14.4 million from property acquisitions, including increased operating expenses at Orlando Fashion Square ($6.9 million), Cumberland Mall ($4.6 million), Gadsden Mall ($1.6 million) and The Gallery at Market East II ($1.3 million). Property operating expenses for properties that we owned prior to January 1, 2004 increased by $3.8 million, primarily due to a $2.1 million increase in utility expense, a $1.3 million increase in real estate tax expense and a $2.7 million increase in common area maintenance expense, including a $0.8 million increase in snow removal and a $0.8 million increase in common area utilities. These increases were offset by a $2.3 million decrease in other property expense, including a $3.6 million decrease in bad debt expense.
Other Expenses and Income Taxes
General and administrative expenses increased by $2.9 million, or 8%, in 2006 as compared to 2005. This increase was due to a $3.3 million increase in corporate payroll expense related to increased salaries and incentive compensation. This was offset by a $0.2 million decrease in travel and entertainment expenses and a $0.2 million decrease in professional fees.
General and administrative expenses decreased by $6.6 million, or 16%, in 2005 as compared to 2004. This decrease was due to a $3.5 million decrease in corporate payroll and related expenses, a $2.0 million decrease in professional expenses, a $0.6 million decrease in the acceleration of amortization of development costs, and a $0.5 million decrease in other expenses. The decrease in corporate payroll and related expenses is primarily due to the phase out of Crown’s former Johnstown office, and lower incentive compensation expense.
Income tax expense was $0.3 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively. There was no income tax expense for the year ended December 31, 2004.
Executive Separation
Executive separation expense in 2006 represents a $4.0 million expense related to separation costs associated with the retirement of one of the Company’s Vice Chairmen.

Interest Expense
Interest expense increased by $14.3 million, or 17%, in 2006 as compared to 2005. This increase was due to an $18.0 million increase primarily related to corporate note, mortgage loan and Credit Facility interest associated with the financing of the acquisitions of Woodland Mall and Gadsden Mall, along with higher interest rates under the Credit Facility. The increase was also due to an increase of $0.1 million related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in February 2005. These increases in interest expense were partially offset by $2.5 million of decreased interest expense related to the refinancing of the mortgages on Cherry Hill Mall, Valley Mall, Magnolia Mall and Willow Grove Park (2005 interest expense included a $0.8 million prepayment penalty related to refinancing of the mortgage loan on Magnolia Mall in the third quarter of 2005), a $0.3 million decrease resulting from the reduction in mortgage debt in connection with the sale of, and satisfaction of our mortgage obligations at, the Home Depot parcel at Northeast Tower Center and a $1.0 million decrease in interest paid on mortgage loans that were outstanding during 2006 and 2005 due to principal and debt premium amortization.
Interest expense increased by $9.5 million, or 13%, in 2005 as compared to 2004. This increase is due to a $6.8 million increase primarily related to the funding of the acquisitions of Orlando Fashion Square, Gadsden Mall and The Gallery at Market East II with funds borrowed under the Credit Facility, higher Credit Facility interest rates, $2.5 million related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in 2005, a $0.8 million prepayment penalty related to refinancing the mortgage loan on Magnolia Mall, and $1.6 million due to the 2004 substitution of two properties into the collateral pool that secures a mortgage loan with GE Capital Corporation. In connection with the closing of the sale of the Non-Core Properties, including West Manchester Mall and Martinsburg Mall, these two properties were released from the collateral pool and replaced by Northeast Tower Center in Philadelphia, Pennsylvania and Jacksonville Mall in Jacksonville, North Carolina. The mortgage interest on the sold properties is accounted for in discontinued operations, and thus is not included in interest expense, resulting in lower reported interest expense in 2004 and higher reported interest expense in 2005. These increases in interest expense were offset by a $0.6 million decrease resulting from the sale of the Home Depot parcel at Northeast Tower Center and the repayment of the accompanying mortgage, and a $1.0 million decrease in interest paid on mortgage loans that were outstanding during 2005 and 2004 due to principal and debt premium amortization.
Depreciation and Amortization
Depreciation and amortization expense increased by $17.2 million, or 16%, in 2006 as compared to 2005 primarily due to $7.6 million related to newly acquired properties and $3.7 million of depreciation and amortization expense recorded for Schuylkill Mall during 2006, including $2.8 million of depreciation and amortization expense from the date of acquisition (November 2003) through the date that Schuylkill Mall was reclassified into continuing operations (March 2006). This was necessary because depreciation and amortization expense are not recorded when an asset is classified as held for sale and reported as discontinued operations, as Schuylkill Mall was. Depreciation and amortization expense from properties that we owned prior to January 1, 2005, excluding Schuylkill Mall, increased by $5.9 million, primarily due to a higher asset base resulting from capital improvements at those properties.
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
Gains on Sales of Interests in Real Estate
There were no gains on sales of interests in real estate in 2006 compared to $5.6 million in 2005. The results of operations for 2005 include a $5.0 million gain from the sale of our interest in Laurel Mall, and a $0.6 million gain from the sale of the Home Depot parcel located at the Northeast Tower Center. In 2004, we sold our interest in Rio Grande Mall for a gain of $1.5 million. There was no gain or loss on the sale of the five Non-Core Properties in 2004.
Gains on Sales of Non-Operating Real Estate
Gains on sales of non-operating real estate were $5.5 million and $4.5 million, respectively, for the years ended December 31, 2006 and December 31, 2005 respectively. The results of operations for the year ended December 31, 2006 include a $4.7 million gain from the sale of an undeveloped land parcel in connection with the redevelopment of Voorhees Town Center and a $0.5 million gain resulting from the sales of land parcels at the Plaza at Magnolia. The results of operations for the year ended December 31, 2005 include a $4.5 million gain resulting from the sale of our interest in the Christiana Power Center Phase II project. There were no gains on sales of non-operating real estate in 2004.
Discontinued Operations
The Company has presented as discontinued operations the operating results of (i) South Blanding Village, (ii) Festival at Exton, (iii) the Industrial Properties, (iv) the Non-Core Properties, and (v) the P&S Office Building acquired in connection with the Gadsden Mall transaction.

Property operating results, gains (adjustment to gains) on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the year ended December 31,
(in thousands of dollars)	2006	2005	2004
Property operating results of:
Festival at Exton	$(57)	$1,606	$1,440
Industrial Properties	—	232	292
Non-Core Properties	270	14	5,542
P&S Office Building	151	117	—
South Blanding Village	240	456	377

	604	2,425	7,651
Gains (adjustment to gains) on sales of discontinued operations	1,414	6,158	(550)
Minority interest	(202)	(956)	(762)

Income from discontinued operations	$1,816	$7,627	$6,339

NET OPERATING INCOME
Net operating income (a non-GAAP measure) is derived from real estate revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). Net operating income is a non-GAAP measure. It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes general and administrative expenses, management company revenues, interest income, interest expense, depreciation and amortization and gains on sales of interests in real estate.
The following table presents net operating income results for the years ended December 31, 2006 and 2005. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude the results of properties acquired or disposed of during the periods presented:

	For the year ended December 31, 2006			For the year ended December 31, 2005
	Real	Property	Net	Real	Property	Net
	Estate	Operating	Operating	Estate	Operating	Operating
(in thousands of dollars)	Revenues	Expenses	Income	Revenues	Expenses	Income
Same Store	$445,197	$169,776	$275,421	$442,115	$168,147	$273,968
Non Same Store	49,709	19,386	30,323	22,035	7,940	14,095

Total	$494,906	$189,162	$305,744	$464,150	$176,087	$288,063

	% Change 2006 vs. 2005
	Same
	Store	Total
Real estate revenues	1%	7%
Property operating expenses	1%	7%
Net operating income	1%	6%
Primarily because of the items discussed above under “Real Estate Revenues” and “Property Operating Expenses,” total net operating income increased by $17.7 million in 2006 compared to 2005. Non Same Store net operating income increased by $16.2 million due to properties acquired in 2005 partially offset by properties sold in 2006 and 2005. Same Store net operating income increased by $1.5 million in 2006 compared to 2005.

The following information is provided to reconcile net income to net operating income:

	For the year ended December 31,
(in thousands of dollars)	2006	2005
Net income	$28,021	$57,629
Adjustments:
Depreciation and amortization:
Wholly-owned and consolidated partnerships	127,030	109,796
Unconsolidated partnerships	7,017	4,582
Discontinued operations	144	639
Interest expense
Wholly-owned and consolidated partnerships	97,449	83,148
Unconsolidated partnerships	11,223	8,167
Minority interest (continuing operations and discontinued operations)	3,288	7,404
Gains on sales of interests in real estate	(5,495)	(10,111)
Gain on sale of discontinued operations	(1,414)	(6,158)
Other expenses (general and administrative and income taxes)	38,926	36,212
Executive separation	3,985	—
Management company revenue	(2,422)	(2,197)
Interest and other income	(2,008)	(1,048)

Net operating income	$305,744	$288,063

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
Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry. We use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our Company’s performance to that of our industry peers. Similarly, we use FFO and FFO per diluted share and OP Unit as performance measures for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, less dividends on preferred shares, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.
FFO does not include gains or losses on sales of operating real estate assets, which are included in the determination of net income in accordance with GAAP. Accordingly, FFO is not a comprehensive measure of our operating cash flows. In addition, since FFO does not include depreciation on real estate assets, FFO may not be a useful performance measure when comparing our operating performance to that of other non-real estate commercial enterprises. We compensate for these limitations by using FFO in conjunction with other GAAP financial performance measures, such as net income and net cash provided by operating activities, and other non-GAAP financial performance measures, such as net operating income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available for our cash needs, including our ability to make cash distributions.
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

FFO was $148.3 million for the year ended December 31, 2006, a decrease of $4.6 million, or 3%, compared to $152.8 million for the comparable period in 2005. The change in FFO for 2006 compared to 2005 was primarily due to the items discussed in “Results of Operations.” FFO per share decreased $0.08 per share to $3.62 per share for the year ended December 31, 2006, compared to $3.70 per share for the year ended December 31, 2005.
The shares used to calculate FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.
The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

	For the year		For the year
	ended	Per share	ended	Per share
	December 31,	(including	December 31,	(including
(in thousands of dollars, except per share amounts)	2006	OP Units)	2005	OP Units)
Net income	$28,021	$0.68	$57,629	$1.40
Minority interest	3,288	0.08	7,404	0.18
Dividends on preferred shares	(13,613)	(0.33)	(13,613)	(0.33)
Gains on sales of interests in real estate	—	—	(5,586)	(0.14)
Gains on discontinued operations	(1,414)	(0.03)	(6,158)	(0.15)
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	124,817	3.05	107,940	2.61
Unconsolidated partnerships	7,017	0.17	4,582	0.11
Discontinued operations	144	—	639	0.02

Funds from operations (2)	$148,260	$3.62	$152,837	$3.70

Weighted average number of shares outstanding	36,256		36,090
Weighted average effect of full conversion of OP Units	4,083		4,580
Effect of common share equivalents	599		673

Total weighted average shares outstanding, including OP Units	40,938		41,343

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.

(2)	Includes the non-cash effect of straight-line rents of $2.9 million and $4.4 million for the years ended December 31, 2006 and 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
In January 2005, March 2006 and February 2007, we amended our Credit Facility. Under the amended terms, the $500.0 million Credit Facility can be increased to $650.0 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage under the amended terms, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension option provided that there is no event of default at that time. As of December 31, 2006 and 2005, $332.0 million and $342.5 million, respectively, were outstanding under the Credit Facility. In addition, we pledged $24.8 million under the Credit Facility as collateral for letters of credit at December 31, 2006. The unused portion of the Credit Facility that was available to us was $143.2 million as of December 31, 2006. The weighted average effective interest rate based on amounts borrowed was 6.50%, 4.83% and 4.24% for the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average interest rate on Credit Facility borrowings at December 31, 2006 was 6.37%.
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
As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.70:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40:1 for periods ending on or before December 31, 2008, after which time the ratio will be 1:50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.0975:1 for periods ending on or before December 31, 2008, after which time the ratio will be 0.1025:1. As of December 31, 2006, the Company was in compliance with all of these debt covenants.
Upon the expiration of any applicable cure period following an event of default, the lenders may declare all obligations of the Company in connection with the Credit Facility immediately due and payable, and the commitments of the lenders to make further loans under the Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PREIT Associates, PRI or any material subsidiary, all outstanding amounts will automatically become immediately due and payable and the commitments of the lenders to make further loans will automatically terminate.
Financing Activity
In October 2006, the mortgage note secured by Schuylkill Mall was modified to reduce the interest rate from 7.25% to 4.50% per annum. This mortgage note had a balance of $16.5 million as of December 31, 2006 and matures on December 1, 2008. In January 2007, we entered into an agreement for the sale of Schuylkill Mall.
In March 2006, we entered into a $156.5 million first mortgage loan that is secured by Woodland Mall in Grand Rapids, Michigan. The loan has an interest at a rate of 5.58% and has a 10 year term. The loan terms provide for interest-only payments for three years and then repayment of principal based on a 30-year amortization schedule. We used a portion of the loan proceeds to repay two 90-day corporate notes, and the remaining proceeds to repay a portion of the amount outstanding under the Credit Facility and for general corporate purposes.
In February 2006, we entered into a $90.0 million mortgage loan on Valley Mall in Hagerstown, Maryland. The mortgage note has an interest rate of 5.49% and a maturity date of February 2016. We used the proceeds from this financing to repay a portion of the outstanding balance under our Credit Facility and for general corporate purposes.
The following table sets forth a summary of significant mortgage, corporate note and Credit Facility activity for the year ended December 31, 2006:

	Mortgage	Corporate
	Notes	Notes
(in thousands of dollars)	Payable	Payable	Credit Facility	Total
Balance at January 1, 2006	$1,332,066	$94,400	$342,500	$1,768,966
Mortgage Activities:
Valley Mall new mortgage	90,000	—	(89,500)	500
Woodland Mall new mortgage	156,500	(94,400)	(62,100)	—
Schuylkill Mall reclassified from held for sale	17,113	—	—	17,113
Principal amortization	(22,771)	—	—	(22,771)
Other borrowings	—	1,148	—	1,148
Capital expenditures and other uses	—	—	141,100	141,100

Balance at December 31, 2006	$1,572,908	$1,148	$332,000	$1,906,056

Derivatives
As of December 31, 2006, we have (i) six forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on a notional amount of $150.0 million settling no later than December 10, 2008, (ii) three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007, and (iii) seven forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008.
A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on December 31, 2006, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 5 to our unaudited consolidated financial statements).
We now have $120.0 million in notional amount of swap agreements settling in 2007 and $400.0 million of aggregate notional amount of swap agreements settling in 2008.
Capital Resources
We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in 2006 were $83.8 million. The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:
•	adverse changes in general, local or retail industry economic, financial or competitive conditions, leading to a reduction in real estate revenues or cash flows or an increase in expenses;

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, or higher costs or delays in completion of our development and redevelopment projects, resulting in lower real estate revenues and operating income;

•	deterioration in our tenants’ business operations and financial stability, including tenant bankruptcies and leasing delays or terminations, causing declines in rents and cash flows;

•	increases in interest rates resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.
For 2007, we expect to spend an additional $250.0 million to $275.0 million on previously disclosed development and redevelopment projects and new business initiatives. We anticipate funding these capital requirements with additional borrowings under our Credit Facility, which as of December 31, 2006 had $143.2 million of available borrowing capacity, or from other sources as described below.
We expect to meet certain of our current obligations to fund existing development and redevelopment projects and certain long-term capital requirements, including future development and redevelopment projects, property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through various capital sources, including secured or unsecured indebtedness.
Consistent with our stated capital strategy, we might seek to place long-term fixed-rate debt on our stabilized properties when conditions are favorable for such financings. We also expect to raise capital through selective sales of assets and the issuance of additional equity securities, when warranted. Furthermore, we might seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs.

In general, when the credit markets are tight, we might encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. In addition, the following are some of the potential impediments to accessing additional funds under the Credit Facility:
•	constraining leverage, interest coverage and tangible net worth covenants;

•	increased interest rates affecting coverage ratios; and

•	reduction in our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios.
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
This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.
Mortgage Notes
Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.50% to 8.70% and a weighted average interest rate of 6.33% at December 31, 2006. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets. The following table outlines the timing of principal payments related to our mortgage notes as of December 31, 2006.

(in thousands of dollars):	Payments by Period
		Debt	Up to 1			More than
	Total	Premium	Year	1-3 Years	3-5 Years	5 Years
Principal payments	$180,247	$26,663	$23,380	$53,564	$32,196	$44,444
Balloon payments	1,419,324	—	39,987	555,519	—	823,818

Total	$1,599,571	$26,663	$63,367	$609,083	$32,196	$868,262

In connection with the Merger, we assumed from Crown approximately $443.8 million of a first mortgage loan secured by a portfolio of 15 properties. The mortgage loan had a balance of $417.7 million as of December 31, 2006. The anticipated repayment date is September 2008, at which time the loan can be prepaid without penalty. This amount is included in the “1-3 Years” column.
In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. We own an indirect 50% ownership interest in this entity. The mortgage loan has an initial term of 12 months, during which monthly payments of interest only are required. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. The initial interest rate and the interest rate at December 31, 2006 was 5.91%. The loan may not be prepaid until August 2007. Thereafter, the loan may be prepaid in full on any monthly payment date. A portion of the proceeds of the loan were used to repay the previous first mortgage on the property, which had a balance of $44.6 million. We received a distribution of $51.9 million as our share of the remaining proceeds of this mortgage loan. We used this $51.9 million to repay a portion of the outstanding balance under the Credit Facility and for working capital.
Contractual Obligations
The following table presents our aggregate contractual obligations as of December 31, 2006 for the periods presented (in thousands of dollars):

		Up to 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Mortgages	$1,572,908	$63,367	$609,083	$32,196	$868,262
Interest on mortgages	457,169	93,285	140,172	93,007	130,705
Corporate notes	1,148	1,148	—	—	—
Credit Facility (1)	332,000	—	332,000	—	—
Capital leases (2)	641	260	366	15	—
Operating leases	14,670	2,922	4,727	3,442	3,579
Ground leases	26,932	1,030	2,060	2,060	21,782
Development and redevelopment commitments (3)	50,633	50,633	—	—	—
Other long-term liabilities (4)	2,098	—	2,098	—	—

Total	$2,458,199	$212,645	$1,090,506	$130,720	$1,024,328

(1)	The Credit Facility has a term that expires in January 2009, with an option for us to extend the term for an additional 14 months, provided that there is no event of default at that time.

(2)	Includes interest.

(3)	The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

(4)	Represents long-term incentive compensation.
Commitments Related to Development and Redevelopment
We intend to invest approximately $539.1 million over the next three years in connection with our development and redevelopment projects announced to date, excluding the Springhills (Gainesville, Florida), Pavilion at Market East (Philadelphia, Pennsylvania) and Moorestown Mall (Moorestown, New Jersey) projects. See “Development and Redevelopment.” We also intend to invest significant additional amounts in additional development and redevelopment projects over that period. See “- Capital Resources” above.
Preferred Shares
As of December 31, 2006 we have 2,475,000 11% non-convertible senior preferred shares outstanding. The shares are redeemable on or after July 31, 2007 at our option at the redemption price per share set forth below:
(in thousands of dollars, except per share amounts)

	Redemption	Total Redemption
Redemption Period	Price Per Share	Value
July 31, 2007 through July 30, 2009	$52.50	$129,938
July 31, 2009 through July 30, 2010	$51.50	$127,463
On or after July 31, 2010	$50.00	$123,750
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

Share Repurchase Program
In October 2005, our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions. We may fund repurchases under the program from multiple sources, including up to $50.0 million from our Credit Facility. We are not required to repurchase any shares under the program. The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of our common shares and market conditions, among other factors. The program will be in effect until the end of 2007, subject to the authority of our Board of Trustees to terminate the program earlier. The Company did not repurchase any shares under this program in 2006.
Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we account for the purchase price of the shares repurchased as a reduction to shareholders’ equity. In 2005, we repurchased 218,700 shares at an average price of $38.18 per share for an aggregate purchase price of $8.4 million. The remaining authorized amount for share repurchases under this program was $91.6 million.
CASH FLOWS
Net cash provided by operating activities totaled $158.8 million for the year ended December 31, 2006, $130.0 million for the year ended December 31, 2006, and $132.4 million for the year ended December 31, 2004. Cash provided by operating activities in 2006 as compared to 2005 was favorably impacted by a 6% increase in consolidated net operating income, partially offset by a 17% increase in interest expense. Cash flows in 2006 also were impacted by lower incentive compensation payments, as $5.0 million in payments related to an executive long term incentive compensation plan were made in 2005.
Cash flows used in investing activities were $182.1 million in 2006, compared to $326.0 million in 2005 and $104.1 in 2004. Investment activities in 2006 reflect investment in real estate acquisitions, which includes the acquisitions of three former Strawbridge’s department stores at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East. Investment activities also reflect real estate improvements of $35.5 million and investment in construction in progress of $148.5 million, both of which primarily relate to our development and redevelopment activities. The investment in construction in progress in 2006 also reflects the acquisition of land parcels in Gainesville, Florida and New Garden Township, Pennsylvania. Investing activities in 2006 also included $17.8 million in proceeds from the sales of South Blanding Village and land parcels at Magnolia Mall and Voorhees Town Center. Cash distributions from partnerships in excess of equity in income were $56.4 million, including $51.9 million of in net proceeds from the refinancing of the mortgage loan on Lehigh Valley Mall. Investing activities in 2005 include the acquisitions of Cumberland Mall, Gadsden Mall and Woodland Mall.
Cash flows provided by financing activities were $16.3 million in 2006, compared to $179.0 million provided in 2005 and $31.1 million used in 2004. Cash flows provided by financing activities for the year ended December 31, 2006 were affected by $152.1 million of net proceeds from the financing of mortgage loans on Valley Mall and Woodland Mall. Portions of these cash flows were applied toward aggregate net Credit Facility repayments of $10.5 million, dividends and distributions of $106.2 million and principal installments on mortgage notes payable of $22.8 million. Financing activities in 2005 included the repayment of the mortgages on Cherry Hill Mall, Magnolia Mall and Willow Grove Park.
Cash flows generated from discontinued operations have been included within the three reporting categories above.
COMMITMENTS
At December 31, 2006, we had $50.6 million of contractual obligations to complete current development and redevelopment projects. Total expected costs for the particular projects with such commitments are $291.5 million. We expect to finance these amounts through borrowings under the Credit Facility or through various other capital sources. See “Liquidity and Capital Resources – Capital Resources.”
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
COMPETITION AND TENANT CREDIT RISK
Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the level of rent that we currently receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.
Also, a significant amount of capital has and might continue to provide funding for the acquisition and development of properties that might compete with our properties. The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and affects the occupancy and net operating income of such properties. Any such redevelopments, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations.
We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, parcels, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, and enhanced operating efficiencies. Also, the number of entities, as well as the available capital resources competing for suitable investment properties or desirable development sites, have increased and might continue to increase, resulting in increased demand for these assets and therefore increased prices paid for them. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher prices for properties, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.
We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, we might modify lease terms in ways that are less favorable to us.

SEASONALITY
There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rents based on a percentage of a tenant’s sales over certain levels. Income from such rents is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and there is a higher concentration of tenants vacating their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first quarter, excluding the effect of ongoing redevelopment projects. Our concentration in the retail sector increases our exposure to seasonality and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.
INFLATION
Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rents based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on us. However, rent increases may not keep up with inflation.
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2006, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:
•	general economic, financial and political conditions, including changes in interest rates or the possibility of war or terrorist attacks;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes in the retail industry, including consolidation and store closings;

•	concentration of our properties in the Mid-Atlantic region;

•	risks relating to development and redevelopment activities, including construction and receipt of government and tenant approvals;

•	our ability to effectively manage several redevelopment and development projects simultaneously, including projects involving mixed uses;

•	our ability to maintain and increase property occupancy and rental rates;

•	our dependence on our tenants’ business operations and their financial stability;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	our short-term and long-term liquidity position;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2006, our consolidated debt portfolio consisted primarily of $332.0 million borrowed under our Credit Facility, which bears interest at a LIBOR rate plus the applicable margin, and $1,572.9 million in fixed-rate mortgage notes, and an additional $26.6 million of mortgage debt premium.
Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.50% to 8.70% and a weighted average interest rate of 6.33% at December 31, 2006. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt
		Weighted		Weighted
(in thousands of dollars)	Principal	Average	Principal	Average
Year Ended December 31,	Payments	Interest Rate	Payments	Interest Rate
2007	$63,367	7.55%	—	—
2008	$544,470	7.27%	—	—
2009	$64,613	6.01%	$332,000 (1)	6.15	%(2)
2010	$15,636	5.64%	—	—
2011	$16,560	5.65%	—	—
2012 and thereafter	$868,262	5.53%	—	—

(1)	Our Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time.

(2)	Based on the weighted average interest rate in effect as of December 31, 2006.
Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2006 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in our net financial instrument position of $27.5 million at December 31, 2006. A 100 basis point decrease in market interest rates would result in an increase in our net financial instrument position of $27.0 million at December 31, 2006. Based on the variable-rate debt included in our debt portfolio as of December 31, 2006, a 100 basis point increase in interest rates would result in an additional $3.3 million in interest annually. A 100 basis point decrease would reduce interest incurred by $3.3 million annually.
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
In May 2005, we entered into three forward-starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long term debt. We assessed the effectiveness of these swaps as hedges at inception and on December 31, 2006 and consider these swaps to be highly effective cash flow hedges under SFAS No. 133.
We now have an aggregate $120.0 million in notional amount of swap agreements settling in 2007 and an aggregate $400.0 million in notional amount of swap agreements settling in 2008.
Because the information presented above includes only those exposures that exist as of December 31, 2006, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the years ended December 31, 2006, 2005 and 2004, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2006 and 2005, and the financial statement schedule begin on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, and have concluded as follows:
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.
ITEM 12. SECURITY OWNERHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
The following documents are included in this report:
     All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statements, notes or schedule thereto.

(3)	Exhibits

Exhibit No.	Description
2.1	Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Cherry Hill Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.1 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.2	Agreement of Purchase and Sale among Echelon Mall Joint Venture and Echelon Acquisition, LLC and PR Echelon Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.2 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.3	Agreement of Purchase and Sale among The Gallery at Market East, LLC and PR Gallery I Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.3 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.4	Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Moorestown Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.4 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.5	Agreement of Purchase and Sale between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.5 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.6	Agreement of Purchase and Sale between The Rouse Company, L.P. and PR Exton Limited Partnership, dated as of March 7, 2003, filed as exhibit 2.6 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

Exhibit No.	Description
2.7	Agreement and Plan of Merger among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.8	Crown Partnership Distribution Agreement between Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit 2.2 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.9	PREIT Contribution Agreement between Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of May 13, 2003, filed as exhibit 2.3 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.10	Crown Partnership Contribution Agreement between Crown American Properties, L.P. and PREIT Associates, L.P., dated as of May 13, 2003, filed as exhibit 2.4 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.11	Agreement of Exchange between Crown Investments Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as exhibit 2.5 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.12	Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.13	First Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as exhibit 2.2 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.14	Second Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of April 4, 2003 filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated April 4, 2003 and filed April 10, 2003, is incorporated herein by reference.

2.15	Third Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of May 27, 2003, filed as exhibit 2.4 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.16	Letter Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp, dated May 30, 2003, filed as exhibit 2.5 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.17	Purchase and Sale Agreement between Mid-Island Properties, Inc. and PREIT Associates, L.P. dated May 1, 2003, filed as exhibit 2.6 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.18	Assignment and Assumption of Purchase and Sale Agreement between Mid-Island Properties, Inc. and Tree Farm Road, L.P. dated May 1, 2003, filed as exhibit 2.7 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.19	Partnership Assignment Agreement between PREIT Associates, L.P. and Tree Farm Road, L.P. dated May 1, 2003, filed as exhibit 2.8 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.20	Purchase and Sale Agreement by and among Countrywood Apartments Limited Partnership, Countrywood Apartments General Partnership, PR Countrywood LLC and PREIT Associates, L.P., filed as exhibit 2.9 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.21	First Amendment to Agreement of Purchase and Sale Plymouth Meeting Mall, dated as of April 28, 2003, by and between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, filed as exhibit 2.7 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

Exhibit No.	Description
2.22	First Amendment to Agreement of Purchase and Sale Echelon Mall, dated as of April 28, 2003, by and between Echelon Mall Joint Venture, Echelon Acquisition, LLC and PR Echelon Limited Partnership, filed as exhibit 2.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.23	Contribution Agreement, dated as of April 22, 2003, among PREIT, PREIT Associates, L.P. and the persons and entities named therein and the joinder to the contribution agreement, filed as exhibit 2.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.24	Call and Put Option Agreement, dated as of April 28, 2003, among PREIT Associates, L.P., PR New Castle LLC, Pan American Associates and Ivyridge Investment Corp., filed as exhibit 2.10 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.25	Purchase and Sale Agreement by and among Norman Wolgin, Sidney Wolgin, William Wolgin and PR Fox Run, L.P. dated as of June 30, 2003, filed as exhibit 2.10 to PREIT’s Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.26	Purchase and Sale Agreement by and among Norman Wolgin, Alfred Frans Nijkerk, Alfred Frans Nijkerk as Trustee of Trust U/W Inge M.H. Nijkerk Von Der Laden and PR Will-O-Hill, L.P. dated as of July 2003, filed as exhibit 2.11 to PREIT’s Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.27	Assignment of Limited Partnership Interests as of September 2, 2003 by Commonwealth of Pennsylvania State Employees’ Retirement System to PREIT Associates, L.P., filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.28	Assignment of General Partnership Interests as of September 2, 2003 by LMRES Real Estate Advisers, Inc. to PRWGP General, LLC, filed as exhibit 2.2 to PREIT’s Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.29	Purchase and Sale Agreement between PREIT Associates, L.P. and Lightstone Real Estate Partners, LLC dated as of May 14, 2004, as amended on June 2, 2004, filed as exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

3.1	Trust Agreement as Amended and Restated on December 16, 1997, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K dated December 16, 1997, is incorporated herein by reference.

3.2	Designating Amendment to Trust Agreement Designating the Rights, Preferences, Privileges, Qualifications, Limitations and Restrictions of 11% Non-Convertible Senior Preferred Shares, filed as exhibit 4.1 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

3.3	Amendment to Trust Agreement as Amended and Restated on December 16, 1997, filed as exhibit 4.2 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

3.4	Amendment, dated as of December 20, 2005, to Trust Agreement, as amended, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K dated December 21, 2005, is incorporated herein by reference.

3.5	By-Laws of PREIT as amended through July 29, 2004, filed as exhibit 3.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

4.1	First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

Exhibit No.	Description
4.3	Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4	Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference

4.6	Addendum to First Amended and Restated Partnership Agreement of PREIT Associates, L.P. Designating the Rights, Obligations, Duties and Preferences of Senior Preferred Units, filed as exhibit 4.3 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.1	Credit Agreement, dated as of November 20, 2003, among PALP, PREIT and each of the financial institutions signatory thereto, filed as exhibit 10.1 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.2	First Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto, filed as exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 2, 2005, is incorporated herein by reference.

10.3	Second Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 7, 2006, is incorporated herein by reference.

10.4	Third Amendment to Credit Agreement and Joinder Agreement by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.5	Form of Revolving Note, dated November 20, 2003, filed as exhibit 10.2 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.6	Swingline Note, dated November 20, 2003, filed as exhibit 10.3 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.7	Guaranty, dated as of November 20, 2003, executed by PREIT and certain of its direct and indirect subsidiaries, filed as exhibit 10.4 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.8	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Cherry Hill Mall), filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.9	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Gallery at Market East, LLC and its affiliates, including The Rouse Company, L.P. (relating to The Gallery at Market East), filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.10	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Moorestown Mall), filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

Exhibit No.	Description
10.11	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Exton Square Mall), filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.12	Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.13	Promissory Note, dated June 3, 2003, in the principal amount of $64.3 million issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.14	Promissory Note, dated May 30, 2003, in the principal amount of $70.0 million issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.15	Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 12, 2005, is incorporated herein by reference.

10.16	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.17	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.18	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by W.G. Park, L.P. in favor of Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.19	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by W.G. Park, L.P. in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.20	Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

10.21	Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 24, 2006.

10.22	Promissory Note, dated July 10, 2006, in the principal amount of $150.0 million, issued by Mall at Lehigh Valley, L.P. in favor of JPMorgan Chase Bank, N.A, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 10, 2006.

10.23	PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between PREIT and PREIT Associates, L.P., filed as exhibit 10.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.24	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as exhibit 10.16 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

Exhibit No.	Description
10.25	TRO Contribution Agreement, dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., and the persons and entities named therein, filed as exhibit 10.17 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.26	First Amendment to TRO Contribution Agreement, dated September 30, 1997, filed as exhibit 10.18 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.27	Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as exhibit 10.19 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.28	First Amendment to Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as exhibit 10.20 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.29	Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 10.22 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.30	First Amendment to Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of December 23, 1998, among PREIT, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as exhibit 2.2 to PREIT’s Current Report on Form 8-K dated January 7, 1999, is incorporated herein by reference.

10.31	Contribution Agreement (relating to the pre-development properties named therein), dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., and TRO Predevelopment, LLC, filed as exhibit 10.23 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.32	First Amendment to Contribution Agreement (relating to the pre-development properties), dated September 30, 1997, filed as exhibit 10.24 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.33	First Refusal Rights Agreement, effective as of September 30, 1997, by Pan American Associates, its partners and all persons having an interest in such partners with and for the benefit of PREIT Associates, L.P., filed as exhibit 10.25 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.34	Contribution Agreement among the Woods Associates, a Pennsylvania limited partnership, certain general, limited and special limited partners thereof, PREIT Associates, L.P., a Delaware limited partnership, and PREIT dated as of July 24, 1998, as amended by Amendment #1 to the Contribution Agreement, dated as of August 7, 1998, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated August 7, 1998, is incorporated herein by reference.

10.35	Purchase and Sale and Contribution Agreement dated as of September 17, 1998 by and among Edgewater Associates #3 Limited Partnership, an Illinois limited partnership, Equity-Prince George’s Plaza, Inc., an Illinois corporation, PREIT Associates, L.P., a Delaware limited partnership and PR PGPlaza LLC, a Delaware limited liability company, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated September 17, 1998 is incorporated herein by reference.

10.36	Purchase and Sale Agreement dated as of July 24, 1998 by and between Oaklands Limited Partnership, a Pennsylvania limited partnership, and PREIT Associates, L.P. a Delaware limited partnership, filed as exhibit 2.1 to PREIT’s Current Report on Form 8-K dated August 27, 1998 is incorporated herein by reference.

10.37	Letter Agreement, dated March 26, 1996, by and among The Goldenberg Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth Goldenberg, filed as exhibit 10.32 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

Exhibit No.	Description
10.38	Letter Agreement dated July 30, 1997, by and between The Goldenberg Group and Ronald Rubin, filed as exhibit 10.33 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.39	Purchase and Sale Agreement effective as of March 31, 2005 by and between Colonial Realty Limited Partnership and PREIT-RUBIN, Inc., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated April 5, 2005, is incorporated herein by reference.

10.40	Agreement of Sale (Springfield Associates and PREIT-RUBIN, Inc.) dated as of September 16, 2005, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 20, 2005, is incorporated herein by reference.

10.41	Purchase and Sale Agreement by and between Woodland Shopping Center Limited Partnership and PR Woodland Limited Partnership dated December 29, 2005, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated January 5, 2006, is incorporated herein by reference.

10.42	PREIT’s Special Committee of the Board of Trustees’ Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

10.43	Amended and Restated Agreement of Limited Partnership of New Castle Associates, dated as of April 28, 2003, among PR New Castle LLC, as general partner, and PREIT Associates, L.P., Pan American Associates and Ivyridge Investment Corp., as limited partners, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.44	Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P. filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.45	Contribution Agreement, dated as of October 8, 2004, by and among Cumberland Mall Management, Inc., Pan American Associates, Cumberland Mall Investment Associates, Pennsylvania Real Estate Investment Trust, and PREIT Associates, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.46	Acquisition Agreement, dated as of October 8, 2004, by and among Hennis Road, L.L.C. and PREIT Associates, L.P., filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.47	Purchase and Sale Agreement, effective October 14, 2004, by and between The Prudential Insurance Company of America and Colonial Realty Limited Partnership, as tenants in common, and Pennsylvania Real Estate Investment Trust, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 20, 2004, is incorporated herein by reference.

+10.48	Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and Jeffrey Linn, filed as exhibit 10.11 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.49	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Jeffrey A. Linn, filed as exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.50	Employment Agreement effective January 1, 1999 between PREIT and Edward Glickman, filed as exhibit 10.30 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is incorporated herein by reference.

+10.51	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Edward Glickman, filed as exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

Exhibit No.	Description
+10.52	Employment Agreement, dated as of March 22, 2002, between PREIT and Bruce Goldman, filed as exhibit 10.69 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.53	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Bruce Goldman, filed as exhibit 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.54	Separation of Employment Agreement by PREIT and Jonathan B. Weller dated February 28, 2006, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.55	Amended and Restated Employment Agreement, effective as of January 1, 2004, between PREIT and Ronald Rubin, filed as exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.56	Employment Agreement, effective as of January 1, 2004, between PREIT and George F. Rubin, filed as exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.57	Employment Agreement, effective as of January 1, 2004, between PREIT and Joseph F. Coradino, filed as exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.58	Employment Agreement, dated as of April 23, 2004, between PREIT and Robert McCadden, filed as exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.59	Employment Agreement, effective as of January 1, 2004, between PREIT and Douglas S. Grayson, filed as exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.60	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of September 1, 1994, as amended effective as of September 1, 1998, filed as exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.61	Supplemental Executive Retirement Agreement, dated as of November 10, 2000, between PREIT and Edward A. Glickman filed as exhibit 10.13 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.62	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 1, 2002, between PREIT and Douglas S. Grayson, filed as exhibit 10.14 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

Exhibit No.	Description
+10.63	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 5, 2002, between PREIT and George F. Rubin, filed as exhibit 10.15 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.64	Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and George F. Rubin filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.65	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 6, 2002, between PREIT and Joseph F. Coradino, filed as exhibit 10.16 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.66	Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and Joseph F. Coradino filed as Exhibit 10.8 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated by reference herein.

+10.67	Nonqualified Supplemental Executive Retirement Agreement, dated as of May 17, 2004, between PREIT and Robert F. McCadden, filed as exhibit 10.17 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.68	Nonqualified Supplemental Executive Retirement Agreement, dated as of September 9, 2004, between PREIT and Bruce Goldman filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.69	Indemnification Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown Investments Trust, Crown American Investment Company, Mark E. Pasquerilla and Crown Delaware Holding Company, dated as of May 13, 2003, filed as exhibit 2.6 to PREIT’s Current Report on Form 8-K filed with the SEC on May 22, 2003, is incorporated herein by reference.

10.70	Tax Protection Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Properties, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Crown Holding Company and Crown American Associates, dated as of November 18, 2003, filed as exhibit 2.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.71	Shareholder Agreement by Mark E. Pasquerilla, Crown American Properties, L.P., Crown Investments Trust, Crown American Investment Company and Crown Delaware Holding Company, and acknowledged and agreed by Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of November 18, 2003, filed as exhibit 2.8 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.72	Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.73	Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.11 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

Exhibit No.	Description
10.74	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George F. Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004.

+10.75	PREIT’s 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit “A” to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

+10.76	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.77	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is incorporated herein by reference.

+10.78	PREIT’s Amended Incentive and Non Qualified Stock Option Plan, filed as exhibit A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

+10.79	Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of PREIT, filed as exhibit 10.40 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.80	Amendment No. 1 to PREIT’s 1990 Incentive and Non-Qualified Stock Option Plan, filed as exhibit 10.16 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

+10.81	PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as exhibit 10.38 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.82	PREIT-RUBIN, Inc. Stock Bonus Plan, filed as exhibit 10.39 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.83	1997 Stock Option Plan, filed as exhibit 10.41 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.84	Amendment No. 1 to PREIT’s 1997 Stock Option Plan, filed as Exhibit 10.48 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.85	PREIT’s 1998 Non-Qualified Employee Share Purchase Plan, filed as exhibit 4 to PREIT’s Form S-3 dated January 6, 1999, is incorporated herein by reference.

+10.86	Amendment No. 1 to PREIT’s Non-Qualified Employee Share Purchase Plan, filed as exhibit 10.52 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.87	PREIT’s 1998 Qualified Employee Share Purchase Plan, filed as exhibit 4 to PREIT’s Form S-8 dated December 30, 1998, is incorporated herein by reference.

+10.88	Amendment No. 1 to PREIT’s Qualified Employee Share Purchase Plan, filed as exhibit 10.54 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

Exhibit No.	Description
+10.89	PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as Exhibit 4 to PREIT’s Form S-3 dated March 19, 1999, is incorporated herein by reference.

+10.90	Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as exhibit 10.56 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.91	PREIT’s 1999 Equity Incentive Plan, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

+10.92	PREIT’s Restricted Share Plan for Non-Employee Trustees, effective January 1, 2002, filed as exhibit 10.65 to PREIT’s Annual Report on Form 10-K filed on March 28, 2002, is incorporated herein by reference.

+10.93	PREIT’s 2002-2004 Long-Term Incentive Plan, effective January 1, 2002, filed as exhibit 10.66 to PREIT’s Annual Report on Form 10-K filed on March 28, 2002, is incorporated herein by reference.

+10.94	Amendment No. 1 to 2002-2004 Long-Term Incentive Plan, filed as exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed August 14, 2003, is incorporated herein by reference.

+10.95	PREIT’s 2003 Equity Incentive Plan and Amendment No.1 thereto, filed as Appendix D to PREIT’s Form S-4/A dated October 1, 2003, is incorporated herein by reference.

+10.96	Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees without an employment contract) filed as exhibit 10.3 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.97	Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees with an employment contract) filed as exhibit 10.2 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.98	Form of Restricted Share Agreement under PREIT’s Restricted Share Plan for Non-Employee Trustees filed as Exhibit 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.99	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.100	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.101	Form of Restricted Share Award Agreement (for Key Employees) under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 27, 2007, is incorporated herein by reference.

+10.102	Amended and Restated PREIT 2005-2008 Outperformance Program, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated April 5, 2005, is incorporated herein by reference.

+10.103	PREIT’s 2006 – 2008 Restricted Share Unit Program under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.104	Form of Restricted Share Units and Dividend Equivalent Rights Award Agreement under PREIT’s 2006 – 2008 Restricted Share Unit Program filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

Exhibit No.	Description
+10.105	Form of 2006 Incentive Compensation Opportunity Award for Chairman and Chief Executive Officer filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.106	Form of 2006 Incentive Compensation Opportunity Award for other members of the Office of the Chair filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.107	Form of 2006 Incentive Compensation Opportunity Award for Executive Vice Presidents filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

10.108	Registration Rights Agreement, dated as of September 30, 1997, among PREIT and the persons listed on Schedule A thereto, filed as exhibit 10.30 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

Exhibit No.	Description
10.109	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.110	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.111	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.112	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.113	Leasing and Management Agreement, dated as of April 28, 2003, between New Castle Associates and PREIT-RUBIN, Inc., filed as Exhibit 10.11 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.114	Termination of Management and Leasing Agreement, dated as of April 28, 2003, between New Castle Associates and PREIT-RUBIN, Inc., filed as Exhibit 10.10 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.115	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.116	Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.117	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 24, 2004, is incorporated by reference herein.

10.118	License Agreement, dated as of November 20, 2003 by and among Crown Investments Trust, Crown American Hotels Company and PREIT, filed as exhibit 10.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.119	Unit Purchase Agreement dated December 22, 2005 by and between Pennsylvania Real Estate Investment Trust and Crown American Properties, L.P, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 22, 2005, is incorporated herein by reference.

10.120	Purchase and Sale Agreement dated December 27, 2006 by and between PREIT Associates, L.P. and Crown American Properties, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 27, 2006, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(*)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date: March 1, 2007	By:	/s/ Edward A. Glickman
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin Ronald Rubin	Chairman and Chief Executive Officer and Trustee (principal executive officer)	March 1, 2007

/s/ Robert F. McCadden Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2007

/s/ Jonathen Bell Jonathen Bell	Senior Vice President – Chief Accounting Officer (principal accounting officer)	March 1, 2007

/s/ George F. Rubin	Trustee	March 1, 2007
George F. Rubin

/s/ Edward A. Glickman	Trustee	March 1, 2007
Edward A. Glickman

/s/ Joseph F. Coradino	Trustee	March 1, 2007
Joseph F. Coradino

/s/ Stephen B. Cohen	Trustee	March 1, 2007
Stephen B. Cohen

/s/ M. Walter D’Alessio	Trustee	March 1, 2007
M. Walter D’Alessio

Name	Capacity	Date

/s/ Rosemarie B. Greco	Trustee	March 1, 2007
Rosemarie B. Greco

/s/ Lee H. Javitch	Trustee	March 1, 2007
Lee H. Javitch

/s/ Leonard I. Korman	Trustee	March 1, 2007
Leonard I. Korman

/s/ Ira M. Lubert	Trustee	March 1, 2007
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	March 1, 2007
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	March 1, 2007
Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	March 1, 2007
John J. Roberts

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Pennsylvania Real Estate Investment Trust:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pennsylvania Real Estate Investment Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Pennsylvania Real Estate Investment Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2007

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except per share amounts)	2006	2005
OPERATING ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Retail properties	$2,909,862	$2,807,575
Construction in progress	216,892	54,245
Land held for development	5,616	5,616

Total investments in real estate	3,132,370	2,867,436
Accumulated depreciation	(306,893)	(220,788)

Net investments in real estate	2,825,477	2,646,648

INVESTMENTS IN PARTNERSHIPS, at equity	38,621	41,536
OTHER ASSETS:
Cash and cash equivalents	15,808	22,848
Tenant and other receivables (net of allowance for doubtful accounts of $11,120 and $10,671, respectively)	46,065	46,492
Intangible assets (net of accumulated amortization of $108,545 and $72,308 respectively)	139,117	173,594
Deferred costs and other assets	79,120	69,709
Assets held for sale	1,401	17,720

Total assets	$3,145,609	$3,018,547

LIABILITIES:
Mortgage notes payable	$1,572,908	$1,332,066
Debt premium on mortgage notes payable	26,663	40,066
Credit Facility	332,000	342,500
Corporate notes payable	1,148	94,400
Tenants’ deposits and deferred rent	12,098	13,298
Distributions in excess of partnership investments	63,439	13,353
Accrued expenses and other liabilities	93,656	69,435
Liabilities related to assets held for sale	34	18,233

Total liabilities	2,101,946	1,923,351

MINORITY INTEREST:	114,363	118,320

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 36,947 shares at December 31, 2006 and 36,521 shares at December 31, 2005	36,947	36,521
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475 shares authorized, issued and outstanding at December 31, 2006 and 2005 (see Note 6)	25	25
Capital contributed in excess of par	917,322	899,439
Accumulated other comprehensive income	7,893	4,377
(Distributions in excess of net income) retained earnings	(32,887)	36,514

Total shareholders’ equity	929,300	976,876

Total liabilities, minority interest and shareholders’ equity	$3,145,609	$3,018,547

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands of dollars)	2006	2005	2004
REVENUE:
Real estate revenues:
Base rent	$292,263	$274,603	$256,048
Expense reimbursements	133,709	125,552	115,434
Percentage rent	9,950	10,418	9,879
Lease termination revenues	2,789	1,852	3,953
Other real estate revenues	21,429	18,691	16,107

Total real estate revenues	460,140	431,116	401,421
Management company revenues	2,422	2,197	4,634
Interest and other revenues	2,008	1,048	1,026

Total revenue	464,570	434,361	407,081

EXPENSES:
Property operating expenses:
CAM and real estate tax	(125,287)	(115,376)	(101,238)
Utilities	(24,510)	(24,116)	(20,845)
Other property expenses	(29,182)	(26,848)	(26,064)

Total property operating expenses	(178,979)	(166,340)	(148,147)
Depreciation and amortization	(127,030)	(109,796)	(96,602)
Other expenses:
General and administrative expenses	(38,528)	(35,615)	(42,176)
Executive separation	(3,985)	—	—
Income taxes	(398)	(597)	—

Total other expenses	(42,911)	(36,212)	(42,176)
Interest expense	(97,449)	(83,148)	(73,612)

Total expenses	(446,369)	(395,496)	(360,537)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	18,201	38,865	46,544
Equity in income of partnerships	5,595	7,474	5,606
Gains on sales of non-operating real estate	5,495	4,525	—
Gains on sales of interests in real estate	—	5,586	1,484

Income before minority interest and discontinued operations	29,291	56,450	53,634
Minority interest	(3,086)	(6,448)	(6,185)

Income from continuing operations	26,205	50,002	47,449
DISCONTINUED OPERATIONS:
Operating results from discontinued operations	604	2,425	7,651
Gains (adjustment to gains) on sales of discontinued operations	1,414	6,158	(550)
Minority interest	(202)	(956)	(762)

Income from discontinued operations	1,816	7,627	6,339

Net income	28,021	57,629	53,788
Dividends on preferred shares	(13,613)	(13,613)	(13,613)

Net income available to common shareholders	$14,408	$44,016	$40,175

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
EARNINGS PER SHARE

	For the Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Income from continuing operations	$26,205	$50,002	$47,449
Dividends on preferred shares	(13,613)	(13,613)	(13,613)

Income from continuing operations available to common shareholders	12,592	36,389	33,836
Dividends on unvested restricted shares	(1,043)	(1,034)	(733)

Income from continuing operations used to calculate earnings per share – basic	11,549	35,355	33,103
Minority interest in properties – continuing operations	155	179	611

Income from continuing operations used to calculate earnings per share – diluted	$11,704	$35,534	$33,714

Income from discontinued operations used to calculate earnings per share – basic	$1,816	$7,627	$6,339
Minority interest in properties – discontinued operations	—	—	18

Income from discontinued operations used to calculate earnings per share – diluted	$1,816	$7,627	$6,357

Basic earnings per share:
Income from continuing operations	$0.32	$0.98	$0.93
Income from discontinued operations	0.05	0.21	0.18

	$0.37	$1.19	$1.11

Diluted earnings per share:
Income from continuing operations	$0.32	$0.97	$0.92
Income from discontinued operations	0.05	0.20	0.18

	$0.37	$1.17	$1.10

Weighted-average shares outstanding – basic	36,256	36,089	35,609
Effect of dilutive common share equivalents	599	673	659

Weighted-average shares outstanding–diluted	36,855	36,762	36,268

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Shares of		Capital	Accumulated	(Distributions in
	Beneficial	Preferred	Contributed in	Other	Excess of Net	Total
(in thousands of dollars, except per share	Interest	Shares	Excess of	Comprehensive	Income) Retained	Shareholders’
amounts)	$ 1.00 Par	$.01 Par	Par	Income (Loss)	Earnings	Equity
Balance, January 1, 2004	$35,544	25	$874,249	$(2,006)	$115,822	$1,023,634
Comprehensive income:
Net income	—	—	—	—	53,788	53,788
Other comprehensive income	—	—	—	185	—	185

Total comprehensive income						53,973
Shares issued upon exercise of options, net of retirements	192	—	2,883	—	—	3,075
Shares issued upon conversion of Operating Partnership units	32	—	1,178	—	—	1,210
Shares issued under distribution reinvestment and share purchase plan	294	—	10,713	—	—	11,007
Shares issued under employee share purchase plans	17	—	635	—	—	652
Shares issued under equity incentive plan, net of retirements	193	—	(1,258)	—	—	(1,065)
Amortization of deferred compensation	—	—	3,369	—	—	3,369
Distributions paid to common shareholders ($2.16 per share)	—	—	—	—	(77,776)	(77,776)
Distributions paid to preferred shareholders ($5.50 per share)	—	—	—	—	(13,613)	(13,613)

Balance, December 31, 2004	36,272	25	891,769	(1,821)	78,221	1,004,466

Comprehensive income:
Net income	—	—	—	—	57,629	57,629
Unrealized gain on derivatives	—	—	—	5,937	—	5,937
Other comprehensive income	—	—	—	261	—	261

Total comprehensive income						63,827
Shares issued upon exercise of options, net of retirements	33	—	(397)	—	—	(364)
Shares issued upon conversion of Operating Partnership units	189	—	8,394	—	—	8,583
Shares issued under distribution reinvestment and share purchase plan	37	—	1,505	—	—	1,542
Shares issued under employee share purchase plans	15	—	510	—	—	525
Shares issued under equity incentive plan, net of retirements	194	—	(927)	—	—	(733)
Repurchase of common shares	(219)	—	(4,725)	—	(3,413)	(8,357)
Amortization of deferred compensation	—	—	3,310	—	—	3,310
Distributions paid to common shareholders ($2.25 per share)	—	—	—	—	(82,310)	(82,310)
Distributions paid to preferred shareholders ($5.50 per share)	—	—	—	—	(13,613)	(13,613)

Balance, December 31, 2005	36,521	25	899,439	4,377	36,514	976,876

Comprehensive income:
Net income	—	—	—	—	28,021	28,021
Unrealized gain on derivatives	—	—	—	3,480	—	3,480
Other comprehensive income	—	—	—	36	—	36

Total comprehensive income						31,537
Shares issued upon exercise of options, net of retirements	57	—	1,227	—	—	1,284
Shares issued upon conversion of Operating Partnership units	193	—	7,991	—	—	8,184
Shares issued under distribution reinvestment and share purchase plan	115	—	4,418	—	—	4,533
Shares issued under employee share purchase plans	18	—	727	—	—	745
Shares issued under equity incentive plan, net of retirements	43	—	(2,340)	—	—	(2,297)
Amortization of deferred compensation	—	—	5,860	—	—	5,860
Distributions paid to common shareholders ($2.28 per share)	—	—	—	—	(83,809)	(83,809)
Distributions paid to preferred shareholders ($5.50 per share)	—	—	—	—	(13,613)	(13,613)

Balance, December 31, 2006	$36,947	$25	$917,322	$7,893	$(32,887)	$929,300

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands of dollars)	2006	2005	2004
Cash flows from operating activities:
Net income	$28,021	$57,629	$53,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	92,329	78,500	73,678
Amortization	22,981	16,299	6,281
Straight-line rent adjustments	(2,905)	(4,311)	(5,098)
Provision for doubtful accounts	3,182	2,970	6,772
Amortization of deferred compensation	5,860	3,310	3,369
Minority interest	3,288	7,404	6,946
Gains on sales of interests in real estate	(6,909)	(16,269)	(934)
Change in assets and liabilities:
Net change in other assets	(3,120)	(10,831)	(8,387)
Net change in other liabilities	16,027	(5,003)	(3,985)

Net cash provided by operating activities	158,754	129,698	132,430

Cash flows from investing activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(60,858)	(223,616)	(162,372)
Investments in consolidated real estate improvements	(35,521)	(61,321)	(27,112)
Additions to construction in progress	(148,504)	(63,280)	(15,414)
Investments in partnerships	(3,408)	(15,197)	(1,211)
Increase in cash escrows	(2,755)	(2,003)	(3,959)
Capitalized leasing costs	(4,613)	(3,574)	(2,763)
Additions to leasehold improvements	(619)	(3,163)	(3,659)
Cash distributions from partnerships in excess of equity in income	56,423	1,578	669
Cash proceeds from sales of consolidated real estate investments	17,762	36,148	107,563
Cash proceeds from sales of interests in partnerships	—	8,470	4,140

Net cash used in investing activities	(182,093)	(325,958)	(104,118)

Cash flows from financing activities:
Principal installments on mortgage notes payable	(22,771)	(18,766)	(18,713)
Proceeds from mortgage notes payable	246,500	426,000	—
Proceeds from (repayment of) corporate notes payable	(94,400)	94,400	—
Repayment of mortgage notes payable	—	(267,509)	(30,000)
Prepayment penalty on repayment of mortgage notes payable	—	(803)	—
Net (repayment of) borrowing from Credit Facility	(10,500)	71,500	101,000
Payment of deferred financing costs	(1,498)	(2,168)	(100)
Shares of beneficial interest issued	8,055	6,545	19,060
Shares of beneficial interest repurchased	(2,545)	(11,786)	(1,148)
Operating partnership units purchased or redeemed	(352)	(12,416)	—
Dividends paid to common shareholders	(83,809)	(82,310)	(77,776)
Dividends paid to preferred shareholders	(13,613)	(13,613)	(13,613)
Distributions paid to OP Unit holders and minority partners	(8,768)	(10,118)	(9,847)

Net cash provided by (used in) financing activities	16,299	178,956	(31,137)

Net change in cash and cash equivalents	(7,040)	(17,304)	(2,825)
Cash and cash equivalents, beginning of year	22,848	40,152	42,977

Cash and cash equivalents, end of year	$15,808	$22,848	$40,152

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. As of December 31, 2006, the Company’s operating portfolio consisted of a total of 51 properties. The retail portion of the Company’s retail portfolio contains 50 properties in 13 states and includes 39 shopping malls and 11 power and strip centers. The ground-up development portion of the Company’s portfolio contains seven properties in five states, with four classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and one classified as other.
The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2006, the Company held an 89.6% interest in the Operating Partnership and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.
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
The Company provides its management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that the Company consolidates for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that the Company does not consolidate for financial reporting purposes, including properties owned by partnerships in which the Company owns an interest. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company’s continued qualification as a real estate investment trust under federal tax law.
Consolidation
The Company consolidates its accounts and the accounts of the Operating Partnership and other controlled subsidiaries and reflects the remaining interest of such entities as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform with current year presentation.
Partnership Investments
The Company accounts for its investment in partnerships that it does not control using the equity method of accounting. These investments, each of which represent a 40% to 50% noncontrolling ownership interest at December 31, 2006, are recorded initially at the Company’s cost and subsequently adjusted for the Company’s share of net equity in income and cash contributions and distributions. The Company does not control any of these equity method investees for the following reasons:
•	Except for two properties that the Company co-manages with its partner, the other entities are managed on a day-to-day basis by one of the Company’s other partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

•	The managing general partner is responsible for establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

•	All major decisions of each partnership, such as the sale, refinancing, expansion or rehabilitation of the property, require the approval of all partners.

•	Voting rights and the sharing of profits and losses are in proportion to the ownership percentages of each partner.

Statements of Cash Flows
The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, cash and cash equivalents totaled $15.8 million and $22.8 million, respectively, and included tenant escrow deposits of $5.0 million and $5.2 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $108.9 million, $99.2 million and $92.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, net of amounts capitalized of $9.6 million, $2.8 million and $1.5 million, respectively.
Significant Non-Cash Transactions
In December 2006, the Company issued 341,297 OP Units valued at $13.4 million in connection with the purchase of the remaining interest in two partnerships that own or ground lease 12 malls pursuant to the put-call arrangement established in the Crown American Realty Trust merger in 2003.
In February 2005, the Company assumed two mortgage loans with an aggregate balance of $47.7 million and issued 272,859 OP Units valued at $11.0 million in connection with the acquisition of Cumberland Mall.
In May 2004, the Company issued 609,316 OP Units valued at $17.8 million in connection with the acquisition of the remaining partnership interest in New Castle Associates, owner of Cherry Hill Mall.
In 2004, the Company issued 279,910 OP Units valued at $10.2 million to certain former affiliates of The Rubin Organization in connection with the acquisition of The Rubin Organization in 1997 (See Note 11).
Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.
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
Revenue Recognition
The Company derives over 95% of its revenues from tenant rents and other tenant-related activities. Tenant rents include base rents, percentage rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above-market and below-market lease intangibles and straight-line rents. The Company records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of the Company’s leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by approximately $2.9 million in 2006, $4.3 million in 2005 and $5.0 million in 2004. The straight-line receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2006 and December 31, 2005 were $19.4 million and $16.2 million, respectively. Amortization of above-market and below-market lease intangibles decreased revenue by $0.5 million, $1.4 million and $0.7 million in 2006, 2005 and 2004, respectively, as described below under “Intangible Assets.”
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

In addition to base rents, certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company’s income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2006 and 2005, the Company’s accounts receivable included accrued income of $8.1 million and $8.0 million, respectively, because actual reimbursable expense amounts able to be billed to tenants under applicable contracts exceeded amounts billed during the respective calendar years. Subsequent to the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.
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
The Company also generates revenue from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenues or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities are collectively included in “management company revenue” in the consolidated statements of income.
Real Estate
Land, buildings, fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations or replacements, which improve or extend the life of an asset, are capitalized and depreciated over their estimated useful lives. Tenant improvements, either paid directly by the Company or in the form of construction allowances paid to tenants, are capitalized and depreciated over the lease term.
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
Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.
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
The following table presents the Company’s intangible assets and liabilities, net of accumulated amortization, as of December 31, 2006 and 2005:

	As of December	As of December
(in thousands of dollars)	31, 2006	31, 2005

Value of in-place lease intangibles	$116,238	$153,099
Above-market lease intangibles	11,075	8,666

Subtotal	127,313	161,765
Goodwill (see below)	11,804	11,829

Total intangible assets	$139,117	$173,594

Below-market lease intangibles	$(13,073)	$(9,865)

In the normal course of business, the Company’s intangible assets will amortize in the next five years and thereafter as follows:

	In-Place
(in thousands of dollars)	Lease	Above/(Below)
For the Year Ended December 31,	Intangibles	Market Leases
2007	$28,623	$256
2008	28,622	313
2009	28,622	240
2010	24,329	168
2011	5,554	43
2012 and thereafter	488	(3,018)

Total	$116,238	$(1,998)

Goodwill
Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company conducts an annual review of its goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. The Company’s intangible assets on the accompanying consolidated balance sheets at December 31, 2006 and 2005 include $11.8 million (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

Changes in the carrying amount of goodwill for the three years ended December 31, 2006 were as follows:

(in thousands of dollars)
Balance, January 1, 2004	$9,041
Additions to goodwill	3,044
Goodwill divested	(40)

Balance, December 31, 2004	12,045
Goodwill divested	(216)

Balance, December 31, 2005	11,829
Goodwill divested	(25)

Balance, December 31, 2006	$11,804

Assets Held-for-Sale and Discontinued Operations
The Company generally considers assets to be held for sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year.
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets identified as held for sale is less than the net book value of the assets, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held-for-sale are presented separately in the consolidated balance sheet.
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
The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
(in thousands of dollars)	2006	2005	2004
Development/Redevelopment:
Salaries and benefits	$2,265	$1,749	$1,285
Real estate taxes	$1,398	$451	$178
Interest	$9,640	$2,798	$1,463
Leasing:
Salaries and benefits	$4,613	$3,574	$2,763

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
Tenant Receivables
The Company makes estimates of the collectibility of its tenant receivables related to tenant rents including base rents, straight-line rents, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, including straight-line rents receivable, historical bad debts, customer creditworthiness, current economic and industry trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable.
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
No provision for excise tax was made for the years ended December 31, 2006, 2005, and 2004, as no excise tax was due in those years.
The per share distributions paid to shareholders had the following components for the years ended December 31, 2006, 2005, and 2004:

	For the Year Ended December 31,
	2006	2005	2004
Ordinary income	$1.93	$2.07	$1.62
Capital gains	0.04	—	0.03
Return of capital	0.31	0.18	0.51

	$2.28	$2.25	$2.16

PRI is subject to federal, state and local income taxes. The Company had no provision or benefit for federal or state income taxes in the years ended December 31, 2006, 2005 and 2004. The Company had net deferred tax assets of $4.9 million and $4.1 million as of December 31, 2006 and 2005, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the deferred tax assets, since it is more likely than not that these will not be realized. The Company recorded expense of $0.4 million and $0.6 million related to Philadelphia net profits tax for the years ended December 31, 2006 and 2005, respectively.
The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $3,188.6 million and $2,533.9 million, respectively, at December 31, 2006 and $2,883.6 million and $2,284.6 million, respectively, at December 31, 2005.

Fair Value of Financial Instruments
Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the Credit Facility approximate fair value due to the short-term nature of these instruments. The Company’s variable-rate debt has an estimated fair value that is approximately the same as the recorded amounts in the balance sheets. The estimated fair value for fixed-rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to the Company for fixed-rate mortgages and corporate notes payable with similar terms and maturities.
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
Stock-Based Compensation Expense
The Company follows the expense recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options and restricted shares, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments, which was permitted under SFAS No. 123, is no longer an alternative. As originally issued by the Financial Accounting Standards Board (“FASB”), SFAS No. 123(R) was effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that were not fully vested as of July 1, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance related to share-based payment arrangements for reporting companies. Also in March 2005, the SEC permitted reporting companies, and the Company elected, to defer adoption of SFAS No. 123(R) until the beginning of their next fiscal year, which, for the Company, was January 1, 2006. Compensation expense for the unvested awards is measured based on the fair value of such awards previously calculated in connection with the development of the prior pro forma disclosures in accordance with the provisions of SFAS No. 123. The impact of the Company’s adoption of SFAS No. 123(R) was not material.
Prior to the Company’s adoption of SFAS No. 123(R), compensation cost for awards granted after January 1, 2003 was recognized prospectively over the vesting period. Awards granted prior to January 1, 2003 were classified as a separate component of shareholders’ equity and valued using the intrinsic method. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented.

	For the Year ended December 31,
(in thousands of dollars, except per share amounts)	2005	2004
Net income available to common shareholders	$44,016	$40,175
Add: Stock-based employee compensation expense included in reported net income	4,304	2,954
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,315)	(2,984)

Pro forma net income available to common shareholders	$44,005	$40,145
Deduct: Dividends on unvested restricted shares	(1,024)	(733)

Pro forma net income for basic earnings per share calculation	42,981	39,412
Minority interest in properties	179	611

Pro forma net income for diluted earnings per share calculation	$43,160	$40,023

Earnings per share:
Basic — as reported	$1.19	$1.11

Basic — pro forma	$1.19	$1.11

Diluted — as reported	$1.17	$1.10

Diluted — pro forma	$1.17	$1.10

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
Recent Accounting Pronouncements
SFAS No. 157
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined whether the adoption of SFAS No. 157 will have a material effect on the Company’s financial statements.
SAB 108
In September 2006, the SEC’s staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006. SAB No. 108 had no impact on the Company’s financial statements.
FIN 48
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 addresses the recognition and measurement of tax-based benefits based on the probability that they will be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have any material effect on the Company’s financial statements.

2. REAL ESTATE ACTIVITIES
Investments in real estate as of December 31, 2006 and 2005 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2006	2005
Buildings, improvements and construction in progress	$2,599,499	$2,400,068
Land, including land held for development	532,871	467,368

Total investments in real estate	3,132,370	2,867,436
Accumulated depreciation	(306,893)	(220,788)

Net investments in real estate	$2,825,477	$2,646,648

2006 Acquisitions
In connection with the Merger (see below), Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own or ground lease 12 shopping malls. This retained interest was subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company had the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) in exchange for 341,297 additional OP Units. Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership. The Company exercised this right in December 2006. The value of the exchanged OP Units was $13.4 million.
Before the Company exercised its rights under the put-call arrangement, the remaining partners of Crown’s former operating partnership were entitled to distributions from the two partnerships that own or ground lease the 12 shopping malls. The amount of the distributions was based on the capital distributions made by the Company’s operating partnership and amounted to $0.8 million, $0.8 million and $0.7 million in the years ended December 31, 2006, 2005, and 2004, respectively.
In 2006, the Company acquired three former Strawbridge’s department stores at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East from Federated Department Stores, Inc. following its merger with The May Department Stores Company for an aggregate purchase price of $58.0 million.
2005 Acquisitions
In December 2005, the Company acquired Woodland Mall in Grand Rapids, Michigan for $177.4 million. The Company funded the purchase price with two 90-day corporate notes totaling $94.4 million having a weighted average interest rate of 6.85% and secured by letters of credit, $80.5 million from its Credit Facility, and the remainder from its available working capital. The corporate notes were subsequently repaid. Of the purchase price amount, $6.1 million was allocated to the value of in-place leases, $6.4 million was allocated to above-market leases and $6.5 million was allocated to below-market leases.
In March 2005, the Company acquired Gadsden Mall in Gadsden, Alabama for $58.8 million. The Company funded the purchase price from its Credit Facility. Of the purchase price amount, $7.8 million was allocated to the value of in-place leases, $0.1 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The acquisition included the nearby P&S Office Building, an office building that the Company considers to be non-strategic, and which the Company has classified as held for sale for financial reporting purposes.
In February 2005, the Company purchased Cumberland Mall in Vineland, New Jersey and a vacant parcel adjacent to the mall. The total price paid for the mall and the adjacent parcel was $59.5 million, including the assumption of $47.7 million in mortgage debt. The Company paid the $0.9 million purchase price of the adjacent parcel in cash, and paid the remaining portion of the purchase price using 272,859 OP Units, which were valued at $11.0 million, based on the average of the closing price of the Company’s common shares on the ten consecutive trading days immediately before the closing date of the transaction. Of the purchase price amount, $8.7 million was allocated to the value of in-place leases, $0.2 million was allocated to above-market leases and $0.3 million was allocated to below-market leases. The Company also recorded a debt premium of $2.7 million in order to record Cumberland Mall’s mortgage at fair value.
2004 Acquisitions
In December 2004, the Company acquired Orlando Fashion Square in Orlando, Florida for approximately $123.5 million, including closing costs. The transaction was primarily financed under the Company’s Credit Facility. Of the purchase price amount, $14.7 million was allocated to the value of in-place leases and $0.7 million was allocated to above-market leases.

In May 2004, the Company acquired The Gallery at Market East II in Philadelphia, Pennsylvania for $32.4 million. The purchase price was primarily funded from the Credit Facility. Of the purchase price amount, $4.5 million was allocated to the value of in-place leases, $1.2 million was allocated to above-market leases and $1.1 million was allocated to below-market leases.
In May 2004, the Company acquired the remaining 27% ownership interest in New Castle Associates, the entity that owns Cherry Hill Mall in Cherry Hill, New Jersey in exchange for 609,316 OP Units valued at $17.8 million. The Company acquired its 73% ownership of New Castle Associates in April 2003. As a result, the Company now owns 100% of New Castle Associates. Prior to the closing of the acquisition of the remaining interest, each of the partners in New Castle Associates other than the Company was entitled to a cumulative preferred distribution from New Castle Associates equal to $1.2 million in the aggregate per annum, subject to certain downward adjustments based upon certain capital distributions by New Castle Associates.
2003 Crown Merger
On November 20, 2003, the Company closed the merger of Crown American Realty Trust (“Crown”) with and into the Company (the “Merger”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 13, 2003, by and among the Company, the Operating Partnership, Crown and Crown American Properties, L.P. (“CAP”), a limited partnership of which Crown was the sole general partner before the Merger. Through the Merger and related transactions, the Company acquired 26 regional shopping malls and the remaining 50% interest in Palmer Park Mall in Easton, Pennsylvania.
2006 Dispositions
In December 2006, the Company sold a parcel at Voorhees Town Center in Voorhees, New Jersey to a residential real estate developer for $5.4 million. The parcel was subdivided from the retail property. The Company recorded a gain of $4.7 million from the sale of this parcel.
In transactions that closed between June 2006 and December 2006, the Company sold a total of four parcels at the Plaza at Magnolia in Florence, South Carolina for an aggregate sale price of $7.9 million, and recorded an aggregate gain of $0.5 million. Plaza at Magnolia is currently under development.
In September 2006, the Company sold South Blanding Village, a strip center in Jacksonville, Florida for $7.5 million. The Company recorded a gain of $1.4 million from this sale.
2005 Dispositions
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
In January 2005, the Company sold a parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million. The Company recorded a gain of $0.1 million on the sale of this parcel.
2004 Dispositions
In September 2004, the Company sold five properties for $110.7 million. The properties were acquired in November 2003 in connection with the Merger, and were among six properties that were considered to be non-strategic (the “Non-Core Properties”). The Non-Core Properties were classified as held for sale as of the date of the Merger. The net proceeds from the sale were $108.5 million after closing costs and adjustments. The Company used the proceeds from this sale primarily to repay amounts outstanding under the Credit Facility. The Company did not record a gain or loss on this sale for financial reporting purposes.
Discontinued Operations
The Company has presented as discontinued operations the operating results of (i) South Blanding Village, (ii) Festival at Exton, (iii) the Industrial Properties (iv) the Non-Core Properties and (v) the P&S Office Building.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	For the Year Ended December 31,
(in thousands of dollars)	2006	2005	2004
Real estate revenues	$1,072	$3,981	$21,246
Expenses:
Property operating expenses	(324)	(917)	(11,264)
Depreciation and amortization	(144)	(639)	(709)
Interest expense	—	—	(1,622)

Total expenses	(468)	(1,556)	(13,595)
Operating results from discontinued operations	604	2,425	7,651
Gains (adjustment to gains) on sales of discontinued operations	1,414	6,158	(550)
Minority interest in discontinued operations	(202)	(956)	(762)

Income from discontinued operations	$1,816	$7,627	$6,339

Schuylkill Mall
During the first quarter of 2006, the Company reclassified Schuylkill Mall in Frackville, Pennsylvania for accounting purposes from held for sale to continuing operations. The Company reached this decision because the previously disclosed January 2006 agreement to sell the property was terminated, and the property no longer meets the conditions for held for sale classification under SFAS No. 144. For balance sheet purposes, as of March 31, 2006, the assets and liabilities of Schuylkill Mall were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because Schuylkill Mall was considered held for sale as of December 31, 2005, no reclassifications related to Schuylkill Mall were made as of that date. For income statement purposes, the results of operations for Schuylkill Mall are presented in continuing operations for all periods presented. In the first quarter of 2006, the Company recorded depreciation and amortization expense of $2.8 million to reflect the depreciation and amortization during all of the period that Schuylkill Mall was classified as held for sale. In January 2007, the Company entered into an agreement for the sale of Schuylkill Mall in Frackville, Pennsylvania.
Development Activities
As of December 31, 2006 and 2005, the Company had capitalized $229.3 million and $86.1 million, respectively, related to construction and development activities. Of the balance at December 31, 2006, $2.8 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, $216.9 million is included in construction in progress and $4.0 million is included in investments in partnerships, at equity. Also, $5.6 million of land is held for development. The Company had $2.0 million of deposits on land purchase contracts at December 31, 2006, of which $1.0 million was refundable.
In February 2006, the Company acquired approximately 540 acres of land in Gainesville, Florida for approximately $21.5 million, including closing costs. The acquired parcels are collectively known as “Springhills.” The Company continues to be involved in the process of obtaining the requisite entitlements for Springhills, with a goal of developing a mixed use project.
In transactions that closed between June 2005 and January 2006, the Company acquired land in New Garden Township, Pennsylvania for approximately $30.1 million in cash, including closing costs. The Company is still in the process of obtaining various entitlements for its concept for this property, which includes retail and mixed use components.
In transactions that closed between May and August 2005, the Company acquired land in Lacey Township, New Jersey for approximately $11.6 million in cash. In December 2005, Lacey Township authorized the Company to construct a retail center on this land, including a Home Depot. In July 2006, the Company began preliminary site work construction, and in August 2006, it executed a ground lease with Home Depot U.S.A., Inc. In the fourth quarter of 2006, the Company obtained final state approvals.
In August 2005, the Company acquired land in Christiansburg, Virginia adjacent to New River Valley Mall for $4.1 million, including closing costs.

3. INVESTMENTS IN PARTNERSHIPS
The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of December 31, 2006 and 2005:

	As of December 31,
(in thousands of dollars)	2006	2005
ASSETS:
Investments in real estate, at cost:
Retail properties	$344,909	$314,703
Construction in progress	8,312	2,927

Total investments in real estate	353,221	317,630
Accumulated depreciation	(75,860)	(62,554)

Net investments in real estate	277,361	255,076
Cash and cash equivalents	5,865	4,830
Deferred costs and other assets, net	26,535	37,635

Total assets	309,761	297,541

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage notes payable	382,082	269,000
Other liabilities	18,418	13,942

Total liabilities	400,500	282,942

Net equity (deficit)	(90,739)	14,599
Less: Partners’ share	44,961	(7,303)

Company’s share	(45,778)	7,296
Excess investment (1)	14,211	13,701
Advances	6,749	7,186

Net investments and advances	$(24,818)	$28,183

Investment in partnerships at equity	$38,621	$41,536
Distributions in excess of partnership investments (2)	(63,439)	(13,353)

Net investments and advances	$(24,818)	$28,183

(1)	Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

(2)	Distributions in excess of partnership investments for the year ended December 31, 2006 include the $51.9 million distribution of mortgage loan proceeds from the July 2006 financing of Lehigh Valley Mall (see below).
Mortgage notes payable, which are secured by eight of the partnership properties, are due in installments over various terms extending to the year 2018, with effective interest rates ranging from 5.91% to 8.25% and a weighted-average interest rate of 6.67% at December 31, 2006. The liability under each mortgage note is limited to the partnership that owns the particular property. The Company’s proportionate share, based on its respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars)	Principal	Balloon		Property
For the Year Ended December 31,	Amortization	Payments	Total	Total
2007	$1,885	$117,077	$118,962	$239,879
2008	1,869	6,129	7,998	16,012
2009	1,581	12,426	14,007	28,031
2010	1,501	1,412	2,913	5,844
2011	1,265	44,451	45,716	91,453
2012 and thereafter	345	—	345	863

	$8,446	$181,495	$189,941	$382,082

The following table summarizes the Company’s share of equity in income of partnerships for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
(in thousands of dollars)	2006	2005	2004
Real estate revenues	$67,356	$58,764	$57,986
Expenses:
Property operating expenses	(19,666)	(17,937)	(17,947)
Interest expense	(22,427)	(16,485)	(16,923)
Depreciation and amortization	(13,537)	(8,756)	(11,001)

Total expenses	(55,630)	(43,178)	(45,871)

Net income	11,726	15,586	12,115
Less: Partners’ share	(5,863)	(7,835)	(6,131)

Company’s share	5,863	7,751	5,984
Amortization of excess investment	(268)	(277)	(378)

Equity in income of partnerships	$5,595	$7,474	$5,606

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
Acquisitions
In November 2005, the Company and a partner acquired Springfield Mall in Springfield, Pennsylvania for $103.5 million. To partially finance the acquisition costs, the Company and its acquisition partner, an affiliate of Kravco Simon Investments, L.P. and Simon Property Group, Inc., obtained a $76.5 million mortgage loan. The Company funded the remainder of its share of the purchase price with $5.0 million in borrowings from its Credit Facility.
Dispositions
The results of operations of equity method investments disposed of by the Company and the resultant gains on sales are presented in continuing operations.
In July 2005, a partnership in which the Company has a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. The Company’s share of the proceeds was $9.5 million, representing a reimbursement for the $5.0 million of costs and expenses incurred previously in connection with the project and a gain of $4.5 million on the sale of non-operating real estate.
In July 2005, the Company sold its 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of $22.6 million. The net cash proceeds to the Company were $3.9 million. The Company recorded a gain of $5.0 million from this transaction.
In August 2004, the Company sold its 60% non-controlling ownership interest in Rio Grande Mall, a strip center in Rio Grande, New Jersey to an affiliate of the Company’s partner in this property, for net proceeds of $4.1 million. The Company recorded a gain of $1.5 million from this transaction.
Mortgage Activity
In July 2006, the partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan has an initial term of 12 months, during which monthly payments of interest only are required. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. The initial interest rate and the interest rate as of December 31, 2006 was 5.91% The loan may not be prepaid until August 2007. Thereafter, the loan may be prepaid in full on any monthly payment date. A portion of the proceeds of the loan were used to repay the previous first mortgage on the property, which had a balance of $44.6 million. The Company received a distribution of $51.9 million as its share of the remaining proceeds of this mortgage loan. The Company used this $51.9 million to repay a portion of the outstanding balance under the Credit Facility and for working capital.

4. MORTGAGE NOTES, CORPORATE NOTES AND CREDIT FACILITY
Mortgage Notes Payable
Mortgage notes payable, which are secured by 31 of the Company’s consolidated properties, are due in installments over various terms extending to the year 2017 with contract interest rates ranging from 4.50% to 8.70% and a weighted average interest rate of 6.33% at December 31, 2006. The mortgages had a weighted average effective rate of 6.08% per annum for the year ended December 31, 2006. Principal payments are due as follows:

(in thousands of dollars)	Principal	Balloon
For the Year Ended December 31,	Amortization (1)	Payments (1)	Total
2007	$23,380	$39,987	$63,367
2008	38,906	505,564	544,470
2009	14,658	49,955	64,613
2010	15,636	—	15,636
2011	16,560	—	16,560
2012 and thereafter	44,444	823,818	868,262

	$153,584	$1,419,324	1,572,908

Debt Premium			26,663
			$1,599,571

(1)	The mortgage on Schuylkill Mall limits the monthly payments to interest plus the excess cash flow from the property after management fees, leasing commissions, and lender-approved capital expenditures. Monthly excess cash flow will accumulate throughout the year in escrow, and an annual principal payment will be made on the last day of each year from this account. As such, the timing of future principal payment amounts cannot be determined. The mortgage expires in December 2008, and had a balance of $16.5 million at December 31, 2006. In October 2006, the mortgage note secured by Schuylkill Mall was modified to reduce the interest rate from 7.25% to 4.50% per annum.
The Company determined that the fair value of the mortgage notes payable was approximately $1,581.6 million at December 31, 2006, based on year-end interest rates and market conditions.
Financing Activity
In March 2006, the Company entered into a $156.5 million first mortgage loan that is secured by Woodland Mall in Grand Rapids, Michigan. The loan has an interest at a rate of 5.58% and has a 10 year term. The loan terms provide for interest-only payments for three years and then repayment of principal based on a 30-year amortization schedule. The Company used a portion of the loan proceeds to repay two 90-day corporate notes, and the remaining proceeds to repay a portion of the amount outstanding under the Credit Facility and for general corporate purposes.
In February 2006, the Company entered into a $90.0 million mortgage loan on Valley Mall in Hagerstown, Maryland. The mortgage note has an interest rate of 5.49% and a maturity date of February 2016. The Company used the proceeds from this financing to repay a portion of the outstanding balance under its Credit Facility and for general corporate purposes.
In December 2005, in order to finance the acquisition of Woodland Mall, the Company issued a 90-day $85.4 million seller note with an interest rate of 7.0% per annum, and which was secured by an approximately $86.9 million letter of credit, and a 90-day $9.0 million seller note with an interest rate of 5.4% per annum and which was secured by an approximately $9.1 million letter of credit. The notes are recorded on the consolidated balance sheet as corporate notes payable, as of December 31, 2005.
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
Credit Facility
The Company amended its Credit Facility in February 2005, March 2006, and February 2007. Under the amended terms, the $500 million Credit Facility can be increased to $650 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage under the amended terms, the capitalization rate used under the amended terms to calculate Gross Asset Value is 7.50%. The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time.
As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.70:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40:1 for periods ending on or before December 31, 2008, at which time the ratio will be 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.0975:1 for periods ending on or before December 31, 2008, at which time the ratio will be 0.1025:1. As of December 31, 2006, the Company was in compliance with all of these debt covenants.
As of December 31, 2006 and 2005, $332.0 million and $342.5 million, respectively, were outstanding under the Credit Facility. The Company pledged $24.8 million under the Credit Facility as collateral for six letters of credit, and the unused portion of the Credit Facility that was available to the Company was $143.2 million at December 31, 2006. The weighted average effective interest rate based on amounts borrowed was 6.50%, 4.83% and 4.24% for the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at December 31, 2006 was 6.37%.

5. DERIVATIVES
As of December 31, 2006, the Company has (i) six forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on an aggregate notional amount of $150.0 million settling no later than December 10, 2008, (ii) three forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007, and (iii) seven forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008.
The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on December 31, 2006 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.
The Company’s swaps will be settled in cash for the present value of the difference between the locked swap rate and the then-prevailing rate on or before the cash settlement dates corresponding to the dates of issuance of new long-term debt obligations. If the prevailing market interest rate exceeds the rate in the swap agreement, then the counterparty will make a payment to the Company. If it is lower, the Company will pay the counterparty. The settlement amounts will be amortized over the life of the debt using the effective interest method.
The counterparties to these swap agreements are all major financial institutions and participants in the Credit Facility. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2006 and December 31, 2005. The notional amounts at December 31, 2006 and December 31, 2005 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

	Notional	Fair Value at	Fair Value at
Hedge Type	Value	December 31, 2006	December 31, 2005	Interest Rate	Effective Date	Cash Settlement Date
Agreements entered in May 2005:

Swap-Cash Flow	$50 million	$1.8 million	$1.0 million	4.6830%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million	1.8 million	1.0 million	4.6820%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$20 million	0.7 million	0.4 million	4.7025%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million	1.3 million	0.7 million	4.8120%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	1.5 million	0.7 million	4.7850%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	0.5 million	0.3 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$45 million	1.2 million	0.6 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$10 million	0.3 million	0.2 million	4.8400%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	1.4 million	0.7 million	4.7900%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	0.7 million	0.3 million	4.8220%	September 10, 2008	December 10, 2008

		$11.2 million	$5.9 million

Agreements entered in March 2006:

Swap-Cash Flow	$50 million	$(0.5) million	N/A	5.3380%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	(0.3) million	N/A	5.3500%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	(0.3) million	N/A	5.3550%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	(0.3) million	N/A	5.3750%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	(0.2) million	N/A	5.3810%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	(0.2) million	N/A	5.3810%	September 10, 2008	December 10, 2008

		$(1.8) million	N/A

Total		$9.4 million	$5.9 million

As of December 31, 2006 and December 31, 2005, the estimated unrealized gain attributed to the cash flow hedges was $9.4 million and $5.9 million, respectively, and has been included in deferred costs and other assets and accumulated other comprehensive income in the accompanying consolidated balance sheets. The increase in the aggregate value from December 31, 2005 to December 31, 2006 is due to an increase in market interest rates since the dates of the agreements net of the impact of a decrease in market interest rates since the Company entered into the six hedging agreements in March 2006.

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
(in thousands of dollars, except per share amounts)

	Redemption	Total
	Price	Redemption
Redemption Period	Per Share	Value
July 31, 2007 through July 30, 2009	$52.50	$129,938
July 31, 2009 through July 30, 2010	$51.50	$127,463
On or after July 31, 2010	$50.00	$123,750
7. BENEFIT PLANS
The Company maintains a 401(k) Plan (the “Plan”) in which substantially all of its employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a specified percentage of the employees’ contributions. The Company’s and its employees’ contributions are fully vested, as defined in the Plan agreement. The Company’s contributions to the Plan were $1.0 million for each of the years ended December 31, 2006, 2005 and 2004.
The Company also maintains Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses recorded by the Company under the provisions of the Supplemental Plans were $0.6 million, $0.6 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company also maintains share purchase plans through which the Company’s employees may purchase shares of beneficial interest at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2006, 2005, and 2004, approximately 17,000, 15,000 and 17,000 shares, respectively, were purchased for total consideration of $0.6 million, $0.5 million and $0.5 million, respectively. The Company recorded expenses of $0.2 million, $0.1 million and $0.1 million in the years ended December 31, 2006, 2005 and 2004, respectively, related to the share purchase plans.
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
Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company accounts for the purchase price of the shares repurchased as a reduction of shareholder’s equity and allocates the purchase price between retained earnings, shares of beneficial interest and capital contributed in excess of par as required. In 2005, the Company repurchased 218,700 shares under the program at an average price of $38.18 per share for an aggregate purchase price of $8.4 million (including fees and expenses). The Company did not repurchase any shares in 2006. The remaining authorized amount for share repurchases under this program was $91.6 million.
9. STOCK-BASED COMPENSATION
The Company makes grants of equity-based awards pursuant to its 2003 Equity Incentive Plan and pursuant to its Restricted Share Plan for Non-Employee Trustees. The 2003 Equity Incentive Plan provides for the granting of, among other things, restricted share awards and options to purchase shares of beneficial interest to key employees and non-employee trustees of the Company. Previously, the Company maintained four plans pursuant to which it granted awards of restricted shares or options, and certain options and certain restricted shares granted under these plans remain exercisable or outstanding and subject to restrictions, respectively. In addition, the Company previously maintained a plan pursuant to which it granted options to its non-employee trustees.
As stated above in Note 1, the Company follows the expense recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share based payments to employees to be valued at their fair value on the date of grant, and to be expensed over the applicable vesting period.
For the years ended December 31, 2006, 2005 and 2004 the Company recorded aggregate compensation expense in respect of share based compensation of $7.4 million, $4.4 million and $3.2 million, respectively, in connection with the equity programs described below.
Restricted Shares
As described below, in 2006, 2005 and 2004, the Company made grants of restricted shares subject to time based vesting. Also, in 2005 and 2004, the Company made grants of restricted shares that were subject to market based vesting. The aggregate value of the restricted shares that the Company granted to its employees in 2006, 2005 and 2004 was $5.2 million, $8.0 million and $7.0 million, respectively.
Restricted Shares Subject to Market Based Vesting
In 2004 and 2005, the Company granted equity awards to certain executives in the form of restricted shares, one half of which were subject to time based vesting and one half of which were subject to market based vesting. The restricted shares subject to market based vesting vest in equal installments over a five-year period if specified TRS goals established at the time of the grant are met in each year. If the goal is not met in any year, the awards provide for excess amounts of TRS in a prior or subsequent year to be carried forward or carried back to the year in which the goals were not met. Unvested market based restricted shares are forfeited if an executive’s employment is terminated for any reason other than by PREIT without cause or by the officer for good reason. Vesting is accelerated upon a change-in-control. The annual TRS goal for the market based restricted shares awarded in 2005 and 2004 was set at the greater of (i) 110% of the TRS of a specified index of real estate investment trusts for each of the five years or (ii) the dividends paid by the Company during the year, expressed as a percentage of the market value of a share, plus 1%. No market based restricted shares vested in 2006 or 2005 since the Company’s TRS was less than the annual TRS goal for the awards. The Company granted a total of 67,147 and 64,094 restricted shares subject to market based vesting in 2005 and 2004, respectively. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. The grant date fair value of the these awards was determined using a Monte Carlo simulation probabilistic valuation model and was $29.00, $20.35, and $18.49 for 2005, 2004 and 2003, respectively. Compensation cost relating to these market based vesting awards is recorded ratably over the five-year vesting period. The Company recorded $1.1 million, $0.5 million and $0.6 million of compensation expense related to market based restricted shares for the years ended December 31, 2006, 2005 and 2004, respectively.
Restricted Shares Subject to Time Based Vesting
The Company makes grants of restricted shares subject to time-based vesting. The shares awarded generally vest over periods of up to five years, typically in equal annual installments, as long as the recipient is an employee of the Company on the vesting date. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. The Company granted a total of 132,761, 147,105 and 159,120 restricted shares subject to time-based vesting in 2006, 2005 and 2004, respectively The grant date fair values of time based restricted shares are determined based on the average of the high and low sales price of a common share on the date of grant, which ranged from $40.60 to $41.81 per share in 2006, $40.18 to $42.40 per share in 2005, and $30.96 to $37.36 per share in 2005. Compensation cost relating to time-based restricted shares awards is recorded ratably over the respective vesting periods. The Company recorded $4.2 million, $2.8 million and $2.5 million of compensation expense related to time based restricted shares for the years ended December 31, 2006, 2005 and 2004, respectively.
Restricted Share Unit Program
In May 2006, the Company’s Board of Trustees established the 2006-2008 Restricted Share Unit (“RSU”) Program. Under the RSU Program, the Company may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on the Company’s performance in terms of total return to shareholders (“TRS”) for the three year period ending December 31, 2008 (the “Measurement Period”) relative to the TRS for the Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). If the Company’s TRS performance is below the 25th percentile of the Index REITs, then no shares will be earned. If the Company’s TRS over the Measurement Period is above the 25th, 50th or 75th percentiles of the Index REITs, then a percentage of the awards ranging from 50% to 150% will be earned. Dividends are deemed credited to the RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the Measurement Period. The fair value of the RSU awards was determined using a Monte Carlo simulation probabilistic valuation model and was $44.30 per share in 2006. Compensation cost relating to these RSU awards is being expensed over the three year vesting period. The Company granted a total of 43,870 RSUs in 2006. The Company recorded $0.5 million of compensation expense related to the RSU Program for the year ended December 31, 2006.
Outperformance Program
In January 2005, the Company’s Board of Trustees approved the 2005—2008 Outperformance Program (“OPP”), a performance-based incentive compensation program that is designed to pay a bonus (in the form of common shares of beneficial interest) if the Company’s total return to shareholders (as defined) exceeds certain thresholds over a four year measurement period beginning on January 1, 2005. The Board of Trustees amended the OPP in March 2005. The grant date fair value of the OPP awards was determined using a Monte Carlo simulation probabilistic valuation model and is being expensed over the four year vesting period. The Company recorded $1.2 million and $0.9 million of compensation expense related to the OPP for the years ended December 31, 2006 and 2005, respectively.

Other
In 2006, 2005 and 2004, the Company issued 1,750, 3,050 and 2,725 shares without restrictions to non-officer employees as service awards at fair values of $40.12, $42.83 and $33.90, respectively, based on their years of service. In connection with these issuances, the Company recorded $0.1 million of compensation expense for each of the years ended December 31, 2006, 2005 and 2004. In 2006, the Company also issued 6,736 shares in connection with an executive separation at a fair value of $41.67. See Note 11. In connection with this issuance, the Company recorded $0.3 million of compensation expense in the year ended December 31, 2006.
Stock-Based Compensation Plans
The following table presents the aggregate number of shares reserved for issuance and the number of shares that remained available for future awards under the two plans that had shares available as of December 31, 2006:

		Restricted
	2003	Share Plan
	Equity	For
	Incentive	Nonemployee
	Plan	Trustees
Shares reserved for issuance	2,500,000	50,000
Available for grant at December 31, 2006	1,818,214	15,000
Options are granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than ten years from the grant date. Changes in the number of options outstanding from January 1, 2004 through December 31, 2006 were as follows:

	Weighted	2003	1999	1998	1997		1990
	Average	Equity	Equity	Stock	Stock	1990	Nonemployee
	Exercise	Incentive	Incentive	Option	Option	Employees	Trustee
	Price	Plan	Plan	Plan	Plan	Plan	Plan
Options outstanding at January 1, 2004	$22.71	142,653	100,000	57,500	265,260	88,390	62,375
Options granted	$34.55	5,000	—	—	—	—	—
Options exercised	$18.37	(128,161)	—	(12,700)	—	(47,285)	(10,500)
Options forfeited	$21.83	(2,723)	—	(2,500)	—	—	—

Options outstanding at December 31, 2004	$23.38	16,769	100,000	42,300	265,260	41,105	51,875
Options granted	$38.00	5,000	—	—	—	—	—
Options exercised	$24.33	(1,863)	—	(7,000)	(64,260)	(15,000)	(1,000)
Options forfeited	$20.36	(932)	—	—	—	—	(1,000)

Options outstanding at December 31, 2005	$23.70	18,974	100,000	35,300	201,000	26,105	49,875
Options exercised	$22.77	(4,889)	—	(7,250)	(11,000)	(25,605)	(8,875)
Options forfeited	$22.55	(358)	—	—	—	—	—

Options outstanding at December 31, 2006	$23.46	13,727	100,000	28,050	190,000	500	41,000

As of December 31, 2006, exercisable options to purchase 363,277 shares of beneficial interest with an aggregate exercise price of $8.4 million (average exercise price of $23.14 per share) were outstanding.
As of December 31, 2006, an aggregate of outstanding exercisable and unexercisable options to purchase 373,277 shares of beneficial interest with a weighted average remaining contractual life of 2.3 years (weighted average exercise price of $23.46 per share) and an aggregate exercise price of $8.8 million were outstanding.
The following table summarizes information relating to all options outstanding as of December 31, 2006:

	Options Outstanding as of		Options Exercisable as of
	December 31, 2006		December 31, 2006
					Weighted
		Weighted		Weighted	Average
		Average		Average	Remaining
Range of Exercise	Number of	Exercise Price	Number of	Exercise Price	Life
Prices (Per Share)	Shares	(Per Share)	Shares	(Per Share)	(years)
$13.00-$18.99	108,861	$17.74	108,861	$17.74	3.8
$19.00-$28.99	244,416	$25.02	243,166	$25.00	1.2
$29.00-$38.99	20,000	$35.62	11,250	$35.21	7.3
The fair value of each option granted in 2005 and 2004 was estimated on the grant date using the Black-Scholes option pricing model and on the assumptions presented below (no options were granted in 2006):

	Options	Options
	Issued to	Issued to
	Trustees	Trustees
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Weighted-average fair value	$6.85	$6.37
Expected life in years	10	10
Risk-free interest rate	4.47%	4.60%
Volatility	18.13%	17.53%
Dividend yield	5.92%	6.25%
10. LEASES
As Lessor
The Company’s retail properties are leased to tenants under operating leases with various expiration dates ranging through 2095. Future minimum rents under noncancelable operating leases with terms greater than one year are as follows:
(in thousands of dollars)

For the Year Ended December 31,
2007	$254,844
2008	227,891
2009	200,877
2010	170,374
2011	135,156
2012 and thereafter	463,221

$1,452,363

The total future minimum rents as presented do not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rents.
As Lessee
Assets recorded under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. The Company also has operating leases for its corporate office space (see Note 11) and for various computer, office and mall equipment. Furthermore, the Company is the lessee under third-party ground leases for portions of the land at nine of its properties (Crossroads Mall, Echelon Mall, Exton Square Mall, The Gallery at Market East I and II, Orlando Fashion Square, Plymouth Meeting Mall, Uniontown Mall and Wiregrass

Commons Mall). Total amounts expensed relating to leases were $4.8 million, $5.0 million and $5.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum future lease payments due in each of the next five years and thereafter are as follows:
(in thousands of dollars)

		Operating
For the Year Ended December 31,	Capital Leases	Leases	Ground Leases
2007	$260	$2,922	$1,030
2008	185	2,432	1,030
2009	181	2,295	1,030
2010	15	1,875	1,030
2011	—	1,567	1,030
2012 and thereafter	—	3,579	21,782
Less: amount representing interest	(64)	—	—

	$577	$14,670	$26,932

The Company had assets of $1.0 million and $1.5 million (net of accumulated depreciation of $2.7 million and $2.3 million, respectively) recorded under capital leases as of December 31, 2006 and 2005.
11. RELATED PARTY TRANSACTIONS
General
PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.9 million, $0.9 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, $0.3 million was due from the property-owning partnerships to PRI including a note receivable from a related party with a balance of $0.1 million that is due in installments through 2010 and bears an interest rate of 10% per annum.
The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Total rent expense under this lease was $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company has the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, the Company has the right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.
The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $38,000, $217,000 and $115,000 in the years ended December 31, 2006, 2005 and 2004, respectively, for flight time used by employees on Company-related business.
As of December 31, 2006, eight officers of the Company had employment agreements with terms of up to three years that renew automatically for additional one-year or two-year terms. The agreements provided for aggregate base compensation for the year ended December 31, 2006 of $2.9 million, subject to increases as approved by the Company’s compensation committee in future years, as well as additional incentive compensation.
In connection with the Merger, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own or ground lease 12 shopping malls. This retained interest was subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company had the right to require Crown’s former operating partnership to contribute the retained interest following the 36th month after the closing of the merger (the closing took place in November 2003) in exchange for 341,297 additional OP Units. The Company exercised this right in December 2006. The value of the units issued was $13.4 million. As of the closing date of the transaction, Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership.
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
Executive Separation
In 2006, the Company announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company. In connection with Mr. Weller’s retirement, the Company entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from the Company’s Board of Trustees and the Amended and Restated Employment Agreement by and between the Company and Mr. Weller dated as of January 1, 2004 was terminated. The Company recorded an expense of $4.0 million in connection with Mr. Weller’s separation from the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the 2005 – 2008 Outperformance Program (see Note 9). Mr. Weller exercised his outstanding options in August 2006.
12. COMMITMENTS AND CONTINGENCIES
Development and Redevelopment Activities
The Company is involved in a number of development and redevelopment projects that may require equity funding by the Company. In each case, the Company will evaluate the financing opportunities available to it at the time the project requires funding. In cases where the project is undertaken with a partner, the Company’s flexibility in funding the project may be governed by the partnership agreement or the covenants existing in its Credit Facility, which limit the Company’s involvement in such projects.
In connection with its current ground-up development and its redevelopment projects, the Company has made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2006, the remainder to be paid against such contractual and other commitments was $50.6 million, which is expected to be financed through the Credit Facility or through various other capital sources. The development and redevelopment projects on which these commitments have been made have total remaining costs of $291.5 million.
Legal Actions
In the normal course of business, the Company has and may become involved in legal actions relating to the ownership and operation of its properties and the properties it manages for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.
Environmental
The Company is aware of certain environmental matters at some of their properties, including ground water contamination and the presence of asbestos containing materials. The Company has, in the past, performed remediation of such environmental matters, and is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. Although the Company does not expect these matters to have any significant impact on its liquidity or results of operations, the Company has reserved $0.2 million for these matters. However, the Company can make no assurances that the amounts reserved will be adequate to cover further environmental costs. The Company has insurance coverage for certain environmental claims up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

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
The Company did not enter into any other guarantees or tax protection agreements in connection with its merger, acquisition or disposition activities in 2006, 2005 and 2004.

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

For the Year Ended December 31, 2006
(in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)	Total
Revenues from continuing operations	$113,377	$111,352	$113,359	$126,482	$464,570

Revenues from discontinued operations	$412	$239	$266	$155	$1,072

Income from discontinued operations (1)	$258	$132	$1,355	$71	$1,816

Net income (2)	$641	$3,863	$4,544	$18,973	$28,021

Net income available to common shareholders (2)	$(2,763)	$460	$1,141	$15,570	$14,408

Income from discontinued operations per share – basic	$—	$—	$0.03	$—	$0.05

Income from discontinued operations per share – diluted	$—	$—	$0.03	$—	$0.05

Net income per share –basic	$(0.08)	$0.01	$(0.01)	$0.42	$0.37

Net income per share –diluted	$(0.08)	$0.01	$(0.01)	$0.42	$0.37

For the Year Ended December 31, 2005
(in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)	Total
Revenues from continuing operations	$103,796	$104,186	$105,748	$120,631	$434,361

Revenues from discontinued operations	$1,831	$834	$652	$664	$3,981

Income from discontinued operations (1)	$1,242	$367	$3,561	$2,457	$7,627

Net income (2)	$11,398	$8,897	$17,896	$19,438	$57,629

Net income available to common shareholders (2)	$7,995	$5,494	$14,492	$16,035	$44,016

Income from discontinued operations per share – basic	$0.03	$0.01	$0.10	$0.07	$0.21

Income from discontinued operations per share – diluted	$0.03	$0.01	$0.10	$0.07	$0.21

Net income per share –basic	$0.22	$0.15	$0.39	$0.43	$1.19

Net income per share –diluted	$0.21	$0.14	$0.39	$0.43	$1.17

(1)	Includes gains (before minority interest) on sales of discontinued operations of approximately $1.4 million (3rd Quarter 2006), $3.7 million (3rd Quarter 2005) and $2.5 million (4th Quarter 2005).

(2)	Includes gains (before minority interest) on sales of interests in real estate of approximately $0.1 million (1st Quarter 2006), $0.2 million (2nd Quarter 2006), $0.2 million (3rd Quarter 2006), $5.1 million (4th Quarter 2006), $0.1 million (1st Quarter 2005), $0.6 million (2nd Quarter 2005), $8.0 million (3rd Quarter 2005) and $1.4 million (4th Quarter 2005).

(3)	Fourth quarter revenues include a significant portion of annual percentage rents as most percentage rent minimum sales levels are met in the fourth quarter.

Schedule III
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
INVESTMENTS IN REAL ESTATE
As of December 31, 2006
(in thousands of dollars)

			Cost of			Current
		Initial Cost of	Improvements		Balance of	Accumulated		Date of
	Initial	Building &	Net of	Balance of	Building &	Depreciation	Current	Construction/	Life of
	Cost of Land	Improvements	Retirements	Land	Improvements	Balance	Encumbrance	Acquisition	Depreciation
Retail Properties:
Beaver Valley Mall	$10,822	$42,877	$5,815	$10,550	$48,964	$7,745	$45,848	2002	30
Capital City Mall	12,032	65,575	14,525	12,048	80,084	7,703	51,643	2003	40
Chambersburg Mall	5,660	26,218	4,391	5,791	30,478	3,166	17,967	2003	40
Cherry Hill Mall	27,538	175,308	28,627	43,788	187,685	19,116	196,798	2003	40
Christiana Power Center	12,829	27,975	131	13,230	27,705	7,656	—	1998	40
Commons at Magnolia	601	3,415	5,708	601	9,123	2,131	—	1999	40
Creekview Shopping Center	1,380	15,290	2,429	1,380	17,719	4,689	—	1998	40
Crest Plaza Shopping Center	242	—	15,986	242	15,986	3,139	—	1964	40
Crossroads Mall	5,054	22,496	5,890	5,609	27,831	3,500	12,992	2003	40
Cumberland Mall	8,711	43,889	4,810	9,733	47,677	2,409	46,322	2006	40
Dartmouth Mall	7,015	28,328	25,419	7,015	53,747	16,487	66,311	1998	40
Echelon Mall (Voorhees Town Center)	2,854	13,777	5,749	2,506	19,874	4,149	—	2003	40
Exton Square Mall	21,460	121,326	2,831	21,460	124,157	12,930	95,843	2003	40
Francis Scott Key Mall	9,786	47,526	10,640	9,987	57,965	5,583	31,442	2003	40
Gadsden Mall	8,617	41,402	1,617	8,617	43,019	2,349	—	2006	40
The Gallery at Market East	6,781	95,599	2,290	6,781	97,889	6,768	—	2003	40
Jacksonville Mall	9,974	47,802	10,424	9,974	58,226	6,128	24,256	2003	40
Logan Valley Mall	13,267	68,449	11,326	13,267	79,775	9,560	51,206	2003	40
Lycoming Mall	8,894	43,440	19,547	9,412	62,469	5,022	31,442	2003	40
Magnolia Mall	9,279	44,165	18,669	15,203	56,910	12,705	64,767	1998	40
Moorestown Mall	11,368	62,995	2,879	11,368	65,874	10,873	60,864	2003	40
New River Valley Mall	4,933	23,176	21,873	5,035	44,947	2,979	15,272	2003	40
Nittany Mall	6,064	30,283	5,361	5,146	36,562	3,734	26,951	2003	40
North Hanover Mall	4,565	20,990	4,939	4,660	25,834	2,782	17,967	2003	40
Northeast Tower Center	8,265	22,066	3,417	8,265	25,483	5,119	15,721	1998	40
Orlando Fashion Square	—	108,470	3,848	—	112,318	6,232	—	2004	40
Palmer Park Mall	3,747	18,805	11,295	3,747	30,100	8,616	16,750	2003	40
Patrick Henry Mall	16,074	86,643	34,184	16,397	120,504	10,876	45,367	2003	40
Paxton Towne Centre	15,719	36,438	1,899	15,719	38,337	9,414	—	1998	40
Phillipsburg Mall	7,633	38,093	5,604	7,791	43,539	4,296	26,951	2003	40
Plymouth Meeting Mall	25,413	53,012	6,405	25,786	59,044	8,555	—	2003	40
Schuylkill Mall	3,197	11,841	(6,628)	2,010	6,400	1,062	16,462	2003	40
South Mall	7,369	20,720	3,965	7,990	24,064	2,418	13,475	2003	40
The Mall at Prince Georges	13,066	57,884	27,518	13,066	85,402	18,649	40,288	1998	40
Uniontown Mall	—	30,761	5,576	—	36,337	3,904	21,561	2003	40
Valley Mall	13,187	60,658	13,400	13,187	74,058	8,792	90,000	2003	40
Valley View Mall	9,880	46,817	9,215	9,880	56,032	5,177	35,882	2003	40
Viewmont Mall	12,112	61,519	8,385	12,364	69,652	6,024	26,951	2003	40
Washington Crown Center	5,793	28,673	7,115	5,913	35,668	5,843	—	2003	40
Willow Grove Park	26,748	131,189	38,261	34,412	161,786	22,357	157,903	2003	40
Wiregrass Commons	6,535	28,759	3,003	6,528	31,769	3,271	—	2003	40
Woodland Mall	35,540	124,503	18,253	20,002	158,294	5,660	156,500	2005	40
Wyoming Valley Mall	14,153	73,035	12,089	14,153	85,124	7,325	51,206	2003	40
Development Properties:
Springhills	21,555	4,531	—	21,555	4,531	—	—	2006	N/A
Lacey Power Center	12,698	9,247	—	12,698	9,247	—	—	2005	N/A
Monroe Retail Center	5,112	1,201	—	5,112	1,201	—	—	2006	N/A
New Garden	30,875	3,918	—	30,875	3,918	—	—	2005	N/A
New River Valley	4,345	1,362	—	4,345	1,362	—	—	2005	N/A
Plaza at Magnolia	2,057	4,829	—	2,057	4,829	—	—	2005	N/A

Total	$510,799	$2,177,275	$438,680	$527,255	$2,599,499	$306,893	$1,572,908
Land Held for Development:
Chambersburg – Mall Land	3,843	—	—	3,843	—	—	—	2003	N/A
Lycoming Mall – Land	1,381	—	—	1,381	—	—	—	2003	N/A
Viewmont Mall – Land	392	—	—	392	—	—	—	2003	N/A

Total	$5,616	$—	$—	$5,616	$—	$—	$—

Investments in Real Estate	$516,415	$2,177,275	$438,680	$532,871	$2,599,499	$306,893	$1,572,908
Property Held for Sale:
P&S Office Building	225	1,279	(150)	225	1,114	—	—	2005	40

Total Held for Sale	$225	$1,279	$(150)	$225	$1,114	$—	$—
Total	$516,640	$2,178,554	$438,530	$533,096	$2,600,613	$306,893	$1,572,908

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $3,186.6 million and $2,533.9 million, respectively, at December 31, 2006 and $2,883.6 million and $2,284.6 million, respectively, at December 31, 2005. The changes in total real estate and accumulated depreciation for the years ended December 31, 2006, 2005, and 2004 are as follows:

(in thousands of dollars)	For the Year Ended December 31,
Total Real Estate Assets:	2006	2005	2004
Balance, beginning of period	$2,877,207	$2,541,684	$2,411,093
Acquisitions (1)	109,032	294,022	196,991
Improvements and development	159,903	76,901	37,549
Dispositions	(12,433)	(35,400)	(103,949)

Balance, end of period	$3,133,709	$2,877,207	$2,541,684

Investments in real estate	$3,132,370	$2,867,436	$2,533,576
Investments in real estate included in assets held-for-sale	1,339	9,771	8,108

	$3,133,709	$2,877,207	$2,541,684

(1)	Includes purchase price reallocations to/from intangible assets acquired in 2003.

(in thousands of dollars)	For the Year Ended December 31,
Accumulated Depreciation:	2006	2005	2004
Balance, beginning of period	$220,788	$150,885	$78,416
Depreciation expense	90,511	76,903	72,747
Dispositions	(4,406)	(7,000)	(278)

Balance, end of period	$306,893	$220,788	$150,885

S-2

Exhibit
Number	Description
21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.