Form 10-Q
period 2007-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2007-05-10
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-6300

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-6216339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Broad Street Philadelphia, PA	19102
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common shares of beneficial interest, $1.00 par value per share, outstanding at May 1, 2007: 37,108,980

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$2,908,517	$2,909,862
Construction in progress	247,397	216,892
Land held for development	5,616	5,616

Total investments in real estate	3,161,530	3,132,370
Accumulated depreciation	(328,948)	(306,893)

Net investments in real estate	2,832,582	2,825,477

INVESTMENTS IN PARTNERSHIPS, at equity:	37,821	38,621

OTHER ASSETS:
Cash and cash equivalents	18,199	15,808
Rents and other receivables (net of allowance for doubtful accounts of $11,427 and $11,120 at March 31, 2007 and December 31, 2006, respectively)	44,198	46,065
Intangible assets (net of accumulated amortization of $113,764 and $108,585 at March 31, 2007 and December 31, 2006, respectively)	128,167	139,117
Deferred costs and other assets	88,436	79,120
Assets held for sale	98	1,401

Total assets	$3,149,501	$3,145,609

LIABILITIES:
Mortgage notes payable	$1,510,355	$1,572,908
Debt premium on mortgage notes payable	23,217	26,663
Credit Facility	425,000	332,000
Corporate notes payable	1,148	1,148
Tenants’ deposits and deferred rents	12,797	12,098
Distributions in excess of partnership investments	61,893	63,439
Accrued expenses and other liabilities	81,216	93,656
Liabilities related to assets held for sale	55	34

Total liabilities	2,115,681	2,101,946

MINORITY INTEREST:	112,844	114,363

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 37,107 shares at March 31, 2007 and 36,947 shares at December 31, 2006, respectively	37,107	36,947
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475 shares authorized, issued and outstanding at March 31, 2007 and December 31, 2006, respectively	25	25
Capital contributed in excess of par	919,526	917,322
Accumulated other comprehensive income	12,650	7,893
Distributions in excess of net income	(48,332)	(32,887)

Total shareholders’ equity	920,976	929,300

Total liabilities, minority interest and shareholders’ equity	$3,149,501	$3,145,609

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUE:
Real estate revenues:
Base rent	$70,899	$70,220
Expense reimbursements	34,774	33,066
Percentage rent	2,091	2,138
Lease termination revenue	475	1,810
Other real estate revenues	3,657	3,763

Total real estate revenue	111,896	110,997
Management company revenue	440	639
Interest and other income	1,304	389

Total revenues	113,640	112,025

EXPENSES:
Property operating expenses:
CAM and real estate taxes	(32,504)	(30,813)
Utilities	(6,258)	(5,483)
Other operating expenses	(5,616)	(5,932)

Total property operating expenses	(44,378)	(42,228)
Depreciation and amortization	(31,774)	(30,024)
Other expenses:
General and administrative expenses	(10,731)	(10,267)
Executive separation	—	(3,985)
Income taxes and other	(326)	(78)

Total other expenses	(11,057)	(14,330)
Interest expense	(23,811)	(23,810)

Total expenses	(111,020)	(110,392)

Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	2,620	1,633
Equity in income of partnerships	955	1,683
Gains on sales of interests in real estate	—	61

Income before minority interest and discontinued operations	3,575	3,377
Minority interest	(376)	(643)

Income from continuing operations	3,199	2,734
Income (loss) from discontinued operations:
Operating results from discontinued operations	(122)	(2,335)
Gain on sale of discontinued operations	6,699	—
Minority interest	(691)	242

Income (loss) from discontinued operations	5,886	(2,093)

Net income	9,085	641
Dividends on preferred shares	(3,403)	(3,403)

Net income available (loss allocable) to common shareholders	$5,682	$(2,762)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

EARNINGS (LOSS) PER SHARE

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Income from continuing operations	$3,199	$2,734
Dividends on preferred shares	(3,403)	(3,403)

Loss from continuing operations allocable to common shareholders	(204)	(669)
Dividends on unvested restricted shares	(272)	(288)

Loss from continuing operations used to calculate earnings per share	(476)	(957)
Minority interest in properties – continuing operations	—	—

Loss from continuing operations used to calculate earnings per share – diluted	$(476)	$(957)

Income (loss) from discontinued operations	$5,886	$(2,093)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.02)
Income (loss) from discontinued operations	0.16	(0.06)

	$0.15	$(0.08)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$(0.02)
Income (loss) from discontinued operations	0.16	(0.06)

	$0.15	$(0.08)

Weighted average shares outstanding – basic	36,563	36,099
Effect of common share equivalents	— (1)	— (1)

Weighted average shares outstanding – diluted	36,563	36,099

(1)	For the three month periods ended March 31, 2007 and March 31, 2006, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents is excluded from the calculation of diluted income (loss) per share for these periods.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$9,085	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,178	22,256
Amortization	4,908	7,320
Straight-line rent adjustments	(536)	(613)
Provision for doubtful accounts	741	819
Amortization of deferred compensation	1,546	3,202
Minority interest	1,067	401
Gains on sales of interests in real estate	(6,699)	(61)
Change in assets and liabilities:
Net change in other assets	(520)	9,853
Net change in other liabilities	963	(4,116)

Net cash provided by operating activities	34,733	39,702

Cash Flows from Investing Activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(10,425)	(802)
Investments in consolidated real estate improvements	(1,032)	(5,638)
Additions to construction in progress	(47,608)	(43,342)
Investments in partnerships	(2,406)	(198)
Decrease (increase) in cash escrows	4,285	(1,683)
Capitalized leasing costs	(1,304)	(1,257)
Additions to leasehold improvements	(244)	(69)
Cash distributions from partnerships in excess of equity in income	1,659	963
Cash proceeds from sales of consolidated real estate investments	16,830	1,874

Net cash used in investing activities	(40,245)	(50,152)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(5,890)	(6,245)
Proceeds from mortgage notes payable	—	246,500
Repayment of mortgage notes payable	(56,663)	—
Repayment of corporate notes payable	—	(94,400)
Net borrowing (repayment) from Credit Facility	93,000	(104,500)
Cash proceeds from settlement of interest rate swap agreements	4,069	—
Payment of deferred financing costs	(404)	(1,106)
Shares of beneficial interest issued	1,980	1,582
Shares of beneficial interest repurchased	(1,227)	(955)
Operating partnership units redeemed	(78)	(247)
Distributions paid to common shareholders	(21,128)	(20,904)
Distributions paid to preferred shareholders	(3,403)	(3,403)
Distributions paid to operating partnership unit holders and minority partners	(2,353)	(2,279)

Net cash provided by financing activities	7,903	14,043

Net change in cash and cash equivalents	2,391	3,593
Cash and cash equivalents, beginning of period	15,808	21,642

Cash and cash equivalents, end of period	$18,199	$25,235

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1.	BASIS OF PRESENTATION:

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2006. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. As of March 31, 2007, the Company’s portfolio consisted of a total of 57 properties. The Company’s retail portfolio contains 49 properties in 13 states and includes 38 shopping malls and 11 power and strip centers. The ground-up development portion of the Company’s portfolio contains eight properties in five states, with four classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and two classified as other.

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2007, the Company held an 89.6% interest in the Operating Partnership and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

The Company provides its management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that the Company consolidates for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties for third parties as well as properties that the Company does not consolidate for financial reporting purposes, including properties owned by partnerships in which the Company owns an interest. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company’s continued qualification as a real estate investment trust under federal tax law.

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

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 addresses the recognition and measurement of tax-based benefits on the probability that they will be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact on the Company’s financial statements.

The Company, or its subsidiaries, file income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Company’s open tax years generally include tax years 2003 to 2006 as of the date of adoption.

3.	REAL ESTATE ACTIVITIES:

Investments in real estate as of March 31, 2007 and December 31, 2006 were comprised of the following:

(in thousands of dollars)	March 31, 2007	December 31, 2006
Buildings, improvements and construction in progress	$2,628,788	$2,599,499
Land, including land held for development	532,742	532,871

Total investments in real estate	3,161,530	3,132,370
Accumulated depreciation	(328,948)	(306,893)

Net investments in real estate	$2,832,582	$2,825,477

Dispositions

In March 2007, the Company sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. The Company recorded a gain of $6.7 million from this sale. In connection with the sale, the Company repaid the mortgage note associated with Schuylkill Mall, with a balance of $16.5 million at closing.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has presented as discontinued operations the operating results of Schuylkill Mall and South Blanding Village, which was sold in September 2006.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	Three Months Ended March 31,
(in thousands of dollars)	2007	2006
Real estate revenues	$1,046	$1,763
Expenses:
Property operating expenses	(817)	(962)
Interest expense	(136)	(313)
Depreciation and amortization	(215)	(2,823)

Total expenses	(1,168)	(4,098)

Operating results from discontinued operations	(122)	(2,335)
Gain on sale of discontinued operations	6,699	—
Minority interest	(691)	242

Income (loss) from discontinued operations	$5,886	$(2,093)

P&S Office Building

During the first quarter of 2007, the Company reclassified the P&S Office Building in Gadsden, Alabama for accounting purposes from held for sale to continuing operations. The Company reached this decision because the property no longer meets the conditions for an exception to the one-year classification requirement in SFAS No. 144. The Company intends to continue to actively market the P&S Office Building for sale, but at this time, it cannot determine if or when a sale will be consummated. For balance sheet purposes, as of March 31, 2007, the assets and liabilities of the P&S Office Building were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because the P&S Office Building was considered held for sale as of December 31, 2006, no reclassifications related to the P&S Office Building were made as of that date. For income statement purposes, the results of operations for the P&S Office Building are presented in continuing operations for all periods presented. In the first quarter of 2007, the Company recorded depreciation and amortization expense of $0.2 million to reflect the depreciation and amortization during all of the period that the P&S Office Building was classified as held for sale.

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

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in thousands of dollars)	2007	2006
Development and redevelopment:
Salaries and benefits	$409	$420
Real estate taxes	$957	$92
Interest	$3,545	$1,444

Leasing:
Salaries and benefits	$1,304	$1,257

4.	INVESTMENTS IN PARTNERSHIPS:

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of March 31, 2007 and December 31, 2006:

(in thousands of dollars)	March 31, 2007	December 31, 2006
ASSETS:
Investments in real estate, at cost:
Operating properties	$345,130	$344,909
Construction in progress	21,618	8,312

Total investments in real estate	366,748	353,221
Accumulated depreciation	(78,728)	(75,860)

Net investments in real estate	288,020	277,361
Cash and cash equivalents	3,442	5,865
Deferred costs and other assets, net	25,937	26,535

Total assets	317,399	309,761

LIABILITIES AND PARTNERS’ EQUITY/DEFICIT:
Mortgage notes payable	381,134	382,082
Other liabilities	25,757	18,418

Total liabilities	406,891	400,500

Net deficit	(89,492)	(90,739)

Partners’ share	44,349	44,961

Company’s share	(45,143)	(45,778)
Excess investment (1)	14,413	14,211
Advances	6,658	6,749

Net deficit and advances	$(24,072)	$(24,818)

Investment in partnerships, at equity	$37,821	$38,621
Distributions in excess of partnership investments	(61,893)	(63,439)

Net investments and advances	$(24,072)	$(24,818)

(1)

Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties within the partnership, and the amortization is included in “Equity in income of partnerships.”

The following table summarizes the Company’s share of equity in income of partnerships for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in thousands of dollars)	2007	2006
Real estate revenues	$16,644	$16,217

Expenses:
Property operating expenses	(5,185)	(4,606)
Interest expense	(6,140)	(4,802)
Depreciation and amortization	(3,281)	(3,313)

Total expenses	(14,606)	(12,721)

Net income	2,038	3,496
Partners’ share	(1,019)	(1,748)

Company’s share	1,019	1,748
Amortization of excess investment	(64)	(65)

Equity in income of partnerships	$955	$1,683

5.	FINANCING ACTIVITY:

Credit Facility

The Company amended its Credit Facility in February 2005, March 2006, and February 2007. Under the amended terms, the $500.0 million Credit Facility can be increased to $650.0 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage under the amended terms, the capitalization rate used to calculate Gross Asset Value is 7.50%. The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time. As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type. See Note 4 to the audited financial statements contained in the Annual Report on Form 10-K of the Company for the year ended December 31, 2006. As of March 31, 2007, the Company was in compliance with all of these debt covenants.

As of March 31, 2007, $425.0 million was outstanding under the Credit Facility. The Company pledged $8.7 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $66.3 million at March 31, 2007. The weighted average effective interest rate based on amounts borrowed was 6.69% for the period ended March 31, 2007. The weighted average interest rate on outstanding Credit Facility borrowings at March 31, 2007 was 6.37%.

Mortgage Activity

In March 2007, the Company repaid a $40.2 million mortgage loan on the Mall at Prince Georges using funds borrowed from its Credit Facility and available working capital.

6.	COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in thousands of dollars)	2007	2006
Net income	$9,085	$641
Unrealized gain on derivatives	679	12,322
Other comprehensive income	9	9

Total comprehensive income	$9,773	$12,972

7.	CASH FLOW INFORMATION:

Cash paid for interest was $27.3 million (net of capitalized interest of $3.5 million) and $27.6 million (net of capitalized interest of $1.4 million) for the three months ended March 31, 2007 and 2006, respectively.

8.	RELATED PARTY TRANSACTIONS:

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million for each of the three months ended March 31, 2007 and 2006.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. Total rent expense under this lease was $0.4 million for each of the three months ended March 31, 2007 and 2006, respectively. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $14,000 for the three months ended March 31, 2007 for flight time used by employees on Company-related business. No payments for flight time were made in the first three months of 2006.

9.	COMMITMENTS AND CONTINGENCIES:

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2007, the remainder to be paid against such contractual and other commitments was $90.5 million, which is expected to be financed through the Credit Facility, other unsecured undebtedness or through short-term construction loans.

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

As of March 31, 2007 and December 31, 2006, the Company had a total of 13 and 16 forward-starting interest rate swap agreements, respectively, as detailed below.

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

The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on March 31, 2007 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.

In March 2007, the Company settled three swaps. The settled swaps had a value of $4.3 million as of December 31, 2006 and at the cash settlement date, the Company received $4.1 million in cash and recorded an unrealized loss of $0.2 million to “Other Accumulated Comprehensive Income.” The swaps were settled in anticipation of the Company’s issuance of long-term debt. Amortization of the settlement amount will commence upon the issuance of such debt and will be recorded as a decrease in interest expense over the term of the new long-term debt.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2007. The notional amounts at March 31, 2007 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value at March 31, 2007	Fair Value at December 31, 2006	Interest Rate	Effective Date	Cash Settlement Date
Agreements entered in May 2005:

Swap-Cash Flow(1)	$50 million	N/A	$1.8 million	4.6830%	July 31, 2007	October 31, 2007
Swap-Cash Flow(1)	50 million	N/A	1.8 million	4.6820%	July 31, 2007	October 31, 2007
Swap-Cash Flow(1)	20 million	N/A	0.7 million	4.7025%	July 31, 2007	October 31, 2007
Swap-Cash Flow	50 million	$1.5 million	1.3 million	4.8120%	September 10, 2008	December 10, 2008
Swap-Cash Flow	50 million	1.6 million	1.5 million	4.7850%	September 10, 2008	December 10, 2008
Swap-Cash Flow	20 million	0.6 million	0.5 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	45 million	1.3 million	1.2 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	10 million	0.3 million	0.3 million	4.8400%	September 10, 2008	December 10, 2008
Swap-Cash Flow	50 million	1.5 million	1.4 million	4.7900%	September 10, 2008	December 10, 2008
Swap-Cash Flow	25 million	0.7 million	0.7 million	4.8220%	September 10, 2008	December 10, 2008

		$7.5 million	$11.2 million

Agreements entered in May 2006:

Swap-Cash Flow	$50 million	$(0.4) million	$(0.5) million	5.3380%	September 10, 2008	December 10, 2008
Swap-Cash Flow	25 million	(0.2) million	(0.3) million	5.3500%	September 10, 2008	December 10, 2008
Swap-Cash Flow	25 million	(0.3) million	(0.3) million	5.3550%	September 10, 2008	December 10, 2008
Swap-Cash Flow	20 million	(0.2) million	(0.3) million	5.3750%	September 10, 2008	December 10, 2008
Swap-Cash Flow	15 million	(0.2) million	(0.2) million	5.3860%	September 10, 2008	December 10, 2008
Swap-Cash Flow	15 million	(0.2) million	(0.2) million	5.3810%	September 10, 2008	December 10, 2008

		(1.5) million	(1.8) million

Total		$ 6.0 million	$ 9.4 million

(1)	These swaps were settled in March 2007 resulting in a payment to the Company of $4.1 million.

As of March 31, 2007 and December 31, 2006, the estimated unrealized gain attributed to the cash flow hedges was $6.0 million and $9.4 million, respectively, and has been included in deferred costs and other assets and accumulated other comprehensive income in the accompanying consolidated balance sheets. The decrease in the aggregate value from December 31, 2006 to March 31, 2007 is due to an increase in market interest rates during the first three months of 2007, net of swaps settled in that period.

11.	SUBSEQUENT EVENT:

On May 8 and 9, 2007, the Company completed the sale of a total of $287.5 million aggregate principal amount (including $37.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of exchangeable senior notes due 2012. The net proceeds from the offering of approximately $280.4 million were used for the repayment of indebtedness under the Company’s Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes.

The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest is payable on June 1 and December 1 of each year, beginning December 1, 2007, until the maturity date of June 1, 2012. The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by the Company.

The notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the notes for exchange, the notes will be exchangeable for cash equal to the principal amount of the notes and, with respect to any excess exchange value, for cash, common shares of the Company or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of notes. At the initial exchange rate, the notes are exchangeable for Common Shares at an exchange price of approximately $54.64 per share, representing an approximately 20% premium.

The notes will be exchangeable only under certain circumstances. Prior to maturity, the Operating Partnership may not redeem the notes except to preserve the Company’s status as a real estate investment trust. If the Company undergoes certain change of control transactions at any time prior to maturity, holders of the notes may require the Operating Partnership to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date.

In connection with the offering of the notes, the Company and the Operating Partnership entered into capped call transactions with affiliates of the initial purchasers of the notes. These agreements effectively increase the exchange price of the notes to approximately $63.74, which represents a 40% premium to the reference closing price. The capped call transaction covers, subject to anti-dilution adjustments similar to those contained in the notes, approximately 4.6 million common shares. The cost of these agreements was approximately $12.6 million and is being recorded as a charge in the shareholders equity section of the Company’s balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. Our operating portfolio currently consists of a total of 57 properties. The retail portion of our portfolio contains 49 properties in 13 states and includes 38 shopping malls and 11 power and strip centers. The ground-up development portion of our portfolio contains eight properties in five states, with four classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and two classified as other. The retail properties have a total of 33.8 million square feet, of which we and partnerships or tenancy in common arrangements (collectively, “partnerships”) in which we own an interest own 25.8 million square feet. The retail properties that we consolidate for financial reporting purposes have 29.4 million square feet, of which we own 23.0 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have 4.4 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of March 31, 2007, held an 89.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 49 operating retail properties in our portfolio through unconsolidated partnerships with third parties in which we own a 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the income statement caption entitled “Equity in income of partnerships” rather than consolidating the results of the unconsolidated partnerships with our results. Our investments in these entities are recorded in the balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distributions in excess of partnership investments.”

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

Our net income available (loss allocable) to common shareholders increased by $8.4 million, to $5.7 million for the three months ended March 31, 2007 from a loss of $2.8 million for the three months ended March 31, 2006. The increase in our net income resulted primarily from the gain recognized in connection with the sale of Schuykill Mall, $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall, separation expenses associated with the retirement of Jonathan B. Weller, a Vice Chairman of the Company, in the first quarter of 2006 that did not recur in 2007, and the impact in March 2006 of $2.8 million of depreciation and amortization from one property that was reclassified in the first quarter of 2006 from discontinued operations to continuing operations.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

The Company records its acquisitions based on estimates of fair value as determined by management, using information available and based on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

We are actively involved in pursuing and evaluating additional acquisition opportunities. Our evaluation includes an analysis of whether the properties meet the investment criteria we apply, given economic, market and other circumstances. The Company did not acquire any significant properties during the first quarter of 2007.

The P&S Office Building

During the first quarter of 2007, we reclassified the P&S Office Building in Gadsden, Alabama for accounting purposes from held for sale to continuing operations. We reached this decision because the property no longer meets the conditions for an exception to the one-year classification requirement in SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We intend to continue to actively market the P&S Office Building for sale, but at this time, we cannot determine if or when a sale will be consummated. For balance sheet purposes, as of March 31, 2007, the assets and liabilities of the P&S Office Building were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because the P&S Office Building was considered held for sale as of December 31, 2006, no reclassifications related to the P&S Office Building were made as of that date. For income statement purposes, the results of operations for the P&S Office Building are presented in continuing operations for all periods presented. In the first quarter of 2007, we recorded depreciation and amortization expense of $0.2 million to reflect the depreciation and amortization during all of the period that the P&S Office Building was held for sale.

2007 Dispositions

In March 2007, we sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. We recorded a gain of $6.7 million from this sale. In connection with the sale, we repaid the mortgage note associated with Schuylkill Mall, with a balance of $16.5 million at closing.

Development and Redevelopment

We are engaged in the ground-up development of eight retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of March 31, 2007, we had incurred $123.2 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $241.6 million in the aggregate, excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

We generally seek to develop these projects in areas that we believe evidence the likelihood of supporting additional retail development and have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. We usually have several development projects under way at one time in various stages of the development process. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest.

The following table sets forth the amount of our intended investment in each ground-up development project:

Development Project	Estimated Project Cost		Invested as of March 31, 2007
The Plaza at Magnolia	$17.4 million	(1)	$16.5 million	(1)
Lacey Retail Center	38.8 million		25.5 million
New River Valley Retail Center	29.0 million		8.9 million
Monroe Marketplace	64.3 million		6.7 million
New Garden Town Center	82.1 million		35.6 million
Valley View Downs	10.0 million		1.3 million
Springhills	To be determined		26.9 million
Pavilion at Market East(2)	To be determined		1.8 million

$123.2 million

(1)	Gross cost before parcel sales and site contributions.
(2)	The property is unconsolidated. The amount shown represents our share.

We are engaged in the redevelopment of 12 of our consolidated properties and one of our unconsolidated properties and expect to increase the number of such projects in the future. These projects may include the introduction of residential, office or other uses to our properties.

The following table sets forth the amount of our intended investment for each redevelopment projects:

Project	Estimated Project Cost	Invested as of March 31, 2007
New River Valley Mall	$26.5 million	$21.5 million
Francis Scott Key Mall	4.9 million	3.5 million
Lycoming Mall	18.1 million	13.7 million
Cherry Hill Mall	197.7 million	22.9 million
Plymouth Meeting Mall	83.9 million	23.7 million
Voorhees Town Center	60.7 million	7.8 million
Moorestown Mall	13.7 million	1.1 million
Magnolia Mall	18.1 million	10.2 million
Lehigh Valley Mall (1)	21.5 million	4.0 million
Beaver Valley Mall	9.2 million	3.6 million
North Hanover Mall	35.0 million	2.7 million
Willow Grove Park	40.0 million	19.1 million
Jacksonville Mall	To be determined	0.1 million

$133.9 million

(1)	The property is unconsolidated. The amounts shown represent our share.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional services providers. As of March 31, 2007, the remainder to be paid against such contractual and other commitments was $90.5 million, which, during the construction phase, is expected to be financed through our Credit Facility, other unsecured debt or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total remaining costs of $436.8 million. In connection with our completed redevelopment and development projects, we expect to seek longer-term, fixed-rate mortgages when projects are completed and the properties are stabilized.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off balance sheet items other than the partnerships described in Note 4 to the consolidated financial statements and in the “Overview” section above. We have, however, entered into tax protection agreements in connection with certain property acquisitions. Under these agreements, we have agreed not to dispose of certain protected properties in a taxable transaction until certain dates. In some cases, members of our senior management and/or board of trustees are the beneficiaries of these agreements.

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million for each of the three months ended March 31, 2007 and 2006.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended March 31, 2007 and 2006.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $14,000 in the three months ended March 31, 2007 for flight time used by employees on Company-related business. No payments were made for flight time in the first three months of 2006.

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

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2007 and 2006, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. See our Annual Report on Form 10-K for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Overview

Our results of operations for the three months ended March 31, 2007 and 2006 were significantly affected by ongoing redevelopment initiatives that were in various stages at 12 of our consolidated mall properties and one of our unconsolidated properties. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation. Furthermore, our results were affected by the $6.7 million gain on the March 2007 sale of Schuylkill Mall, $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall, the $4.0 million of separation expenses associated with the retirement of a Vice Chairman of the Company in the first quarter of 2006, and $2.8 million of depreciation and amortization expense recorded in the first quarter of 2006 with the reclassification of Schuylkill Mall from held for sale to held and used, reflecting depreciation and amortization during all of the periods that Schuylkill Mall was classified as held for sale.

The table below sets forth occupancy statistics (including properties owned by partnerships in which we own a 50% interest) as of March 31, 2007 and 2006:

	Occupancy As of March 31.
	2007		2006
Retail portfolio weighted average:
Total including anchors	89.3	%(1)	91.6%
Excluding anchors	87.3%		87.0%
Enclosed malls weighted average:
Total including anchors	88.2	%(1)	90.7%
Excluding anchors	86.0%		85.2%
Power/strip centers weighted average:	96.5%		97.9%

(1)	Includes three vacant former Strawbridge’s anchor stores acquired during 2006.

The following information summarizes our results of operations for the three months ended March 31, 2007 and 2006. The amounts reflected as income from continuing operations reflect income from properties wholly-owned by us or owned by partnerships that we consolidate for financial reporting purposes, with the exception of the properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

	Three Months Ended March 31,		% Change 2006 to 2007
(in thousands of dollars)	2007	2006
Real estate revenues	$111,896	$110,997	1%
Property operating expenses	(44,378)	(42,228)	5%
Management company revenue	440	639	(31)%
Interest and other income	1,304	389	235%
General and administrative and other	(11,057)	(10,345)	7%
Executive separation	—	(3,985)	N/A
Interest expense	(23,811)	(23,810)	0%
Depreciation and amortization	(31,774)	(30,024)	6%
Equity in income of partnerships	955	1,683	(43)%
Gains on sales of interests in real estate	—	61	N/A
Minority interest	(376)	(643)	42%

Income from continuing operations	3,199	2,734	17%
Income (loss) from discontinued operations	5,886	(2,093)	—%

Net income	$9,085	$641	1,317%

Real Estate Revenues

Real estate revenues increased by $0.9 million, or 1%, in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Real estate revenues increased primarily due to increases of $0.7 million in base rents, which is comprised of minimum rent, straight-line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, and an increase of $1.7 million in expense reimbursements, partially offset by a $1.3 million decrease in lease termination income, a $0.1 million decrease in percentage rents and a $0.1 million decrease in other revenues.

Base rents increased primarily due to higher rents and occupancy at recently completed redevelopment projects, including increases of $0.5 million, $0.3 million and $0.2 million at Patrick Henry Mall, Lycoming Mall and Capital City Mall. These increases were partially offset by decreases in base rents at Moorestown Mall and Echelon Mall, two of our redevelopment properties that are in earlier stages of redevelopment, which had decreases of $0.3 million and $0.2 million for the three month period ended March 31, 2007, as in-line occupancy decreased and more tenants were converted from fixed rents to percentage of sales in order to maintain occupancy during the redevelopment period. Expense reimbursements increased by $1.7 million in the three months ended March 31, 2007 due to higher reimbursable expenses, as discussed below under Property Operating Expenses, partially offset by lower reimbursement rates. Lease termination revenue decreased by $1.3 million, primarily due to $1.2 million received from two tenants in the three months ended March 31, 2006.

Property Operating Expenses

Property operating expenses increased by $2.2 million, or 5%, in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Property operating expenses increased primarily due to a $1.4 million increase in common area maintenance expense, a $0.3 million increase in real estate tax expense and a $0.8 million increase in utility expense. These increases were partially offset by a $0.3 million decrease in other operating expenses.

Common area maintenance expenses increased by $1.4 million, or 7%, in the three months ended March 31, 2007 primarily due to increases of $1.0 million in snow removal expense and $0.4 million in loss prevention expense due to fixed contractual increases. Utility expense increased by $0.8 million in the three months ended March 31, 2007 due to an increase in energy consumption at some of our properties as a result of colder temperatures compared to the three months ended March 31, 2006. In addition, some properties have also experienced an increase in utility rates.

General and Administrative Expenses and Other

General and administrative expenses increased $0.7 million, or 7%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase was due to a $1.0 million increase in compensation expense, due to salary increases, incentive compensation, and increased headcount. This was offset by a $0.2 million decrease in professional fees and a $0.1 million decrease in miscellaneous and other expenses.

Executive Separation

Executive separation expense in the three months ended March 31, 2006 represents a $4.0 million expense related to separation costs associated with the retirement of Jonathan Weller, one of the Company’s Vice Chairmen.

Interest Expense

Interest expense was unchanged in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. A $0.3 million increase due to higher average interest rates and outstanding balances under the Credit Facility was offset by a $0.3 million decrease in interest paid on mortgage loans that were outstanding during the three months ended March 31, 2007 and 2006 due to the repayment of the mortgage on the Mall at Prince Georges and principal amortization.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.7 million, or 6%, in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was primarily due to a higher asset base resulting from capital improvements, particularly at properties that have completed redevelopments since March 31, 2006.

Discontinued Operations

The Company has presented as discontinued operations the operating results of Schuylkill Mall and South Blanding Village, which was sold in September 2006.

Property operating results and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the three months ended March 31,
(in thousands of dollars)	2007	2006
Operating results from discontinued operations	$(122)	$(2,335)
Gain on sale of discontinued operations	6,699	—
Minority interest	(691)	242

Income (loss) from discontinued operations	$5,886	$(2,093)

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

The following table presents net operating income results for the three months ended March 31, 2007 and 2006. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) includes the results of properties that have undergone or were undergoing redevelopment during the applicable periods, and excludes properties acquired or disposed of during the periods presented:

	For the three months ended March 31, 2007			For the three months ended March 31, 2006
(in thousands of dollars)	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total
Real estate revenues	$120,167	$1,097	$121,264	$119,059	$1,810	$120,869
Property operating expenses	(46,962)	(825)	(47,787)	(44,528)	(967)	(45,495)

Net operating income	$73,205	$272	$73,477	$74,531	$843	$75,374

	% Change 2007 vs. 2006
	Same Store	Total
Real estate revenues	1%	—%
Property operating expenses	5%	5%
Net operating income	(2)%	(3)%

Primarily because of the items discussed above under “Real Estate Revenues” and “Property Operating Expenses,” total net operating income decreased by $1.9 million in the first three months of 2007 compared to the first three months of 2006. Same Store net operating income decreased by $1.3 million in the first three months of 2007 compared to the first three months of 2006. Non-Same Store net operating income decreased by $0.6 million.

The following information is provided to reconcile net income to net operating income:

	For the three month period ended March 31,
(in thousands of dollars)	2007	2006
Net income	$9,085	$641
Adjustments:
Depreciation and amortization:
Wholly-owned and consolidated partnerships	31,774	30,024
Unconsolidated partnerships	1,702	1,719
Discontinued operations	216	2,823
Interest expense:
Wholly-owned and consolidated partnerships	23,811	23,810
Unconsolidated partnerships	3,072	2,403
Discontinued operations	136	312
Minority interest	1,067	401
Gain on sale of discontinued operations	(6,699)	—
Gains on sales of non-operating real estate	—	(61)
Other expenses	11,057	10,345
Executive separation	—	3,985
Management company revenue	(440)	(639)
Interest and other income	(1,304)	(389)

Net operating income	$73,477	$75,374

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

Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry. We use FFO and FFO per diluted share and OP unit (“FFO per share”) as supplemental non-GAAP measures to compare our Company’s performance to that of our industry peers. Similarly, we use FFO and FFO per share as performance measures for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, less dividends on preferred shares which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

FFO was $33.2 million for the first three months of 2007, an increase of $1.5 million, or 5%, compared to $31.7 million for the first three months of 2006. The change in FFO was primarily due to the items discussed in “Results of Operations.” FFO per share increased $0.04 to $0.81 for the first three months of 2007, compared to FFO per share of $0.77 for the first three months of 2006.

The shares used to calculate FFO per share include common shares and OP Units not held by us. FFO per share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands, except per share amounts)	Three months ended March 31, 2007	Per diluted share and OP Unit	Three months ended March 31, 2006	Per diluted share and OP Unit
Net income	$9,085	$0.22	$641	$0.01
Minority interest	1,067	0.03	401	0.01
Dividends on preferred shares	(3,403)	(0.08)	(3,403)	(0.08)
Gain on sale of discontinued operations	(6,699)	(0.16)	—	—
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	31,214	0.76	29,479	0.72
Unconsolidated partnerships	1,702	0.04	1,719	0.04
Discontinued operations	216	—	2,823	0.07

Funds from operations (2)	$33,182	$0.81	$31,660	$0.77

Weighted average number of shares outstanding	36,563		36,099
Weighted average effect of full conversion of OP Units	4,294		4,150
Effect of common share equivalents (3)	356		621

Total weighted average shares outstanding, including OP Units	41,213		40,870

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $0.6 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.
(3)	For the three months ended March 31, 2007 and 2006, there are net losses allocable to common shareholders from continuing operations, so there is no impact of common share equivalents on the calculation of diluted income (loss) per share for these periods. However, common share equivalents are for the calculation of FFO per share.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

We amended our Credit Facility in February 2005, March 2006 and February 2007. Under the amended terms, the $500.0 million Credit Facility can be increased to $650.0 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage under the amended terms, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements. The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time. See Note 4 to the audited financial statements contained in the Annual Report on Form 10-K of the Company for the year ended December 31, 2006.

As of March 31, 2007, $425.0 million was outstanding under the Credit Facility. We pledged $8.7 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to us was $66.3 million at March 31, 2007. As further discussed below, the amount available for borrowing was subsequently increased to $329.3 million. The weighted average effective interest rate based on amounts borrowed was 6.69% for the period ended March 31, 2007. The weighted average interest rate on outstanding Credit Facility borrowings at March 31, 2007 was 6.37%.

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

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type. As of March 31, 2007, we were in compliance with all of these debt covenants.

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

Exchangeable Senior Notes

On May 8 and 9, 2007, we completed the sale of a total of $287.5 million aggregate principal amount (including $37.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of exchangeable senior notes due 2012. The net proceeds from the offering of approximately $280.4 million were used for the repayment of indebtedness under our Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes.

The notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of our operating partnership. PREIT Associates’ obligations under the notes are fully and unconditionally guaranteed by us. The notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the notes for exchange, the notes will be exchangeable for cash equal to the principal amount of the notes and, with respect to any excess exchange value, for cash, common shares of we or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of notes. At the initial exchange rate, the notes are exchangeable for common shares at an exchange price of approximately $54.64 per share, representing an approximately 20% premium. In connection with the offering of the notes, the Company and PREIT Associates entered into capped call transactions with affiliates of the initial purchasers. These agreements effectively increase the exchange price of the notes to approximately $63.74, which represents a 40% premium.

The notes will be exchangeable only under certain circumstances. Prior to maturity, PREIT Associates may not redeem the notes except to preserve our status as a real estate investment trust. If we undergo certain change of control transactions at any time prior to maturity, holders of the notes may require PREIT Associates to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date.

Financing Activity

The following table sets forth a summary of significant mortgage, corporate note and Credit Facility activity for the three months ended March 31, 2007:

(in thousands of dollars)	Mortgage Notes Payable	Corporate Notes Payable	Credit Facility	Total
Balance at January 1, 2007	$1,572,908	$1,148	$332,000	$1,906,056
Schuylkill Mall sold	(16,461)	—	—	(16,461)
Repay Mall at Prince Georges mortgage	(40,202)		40,202	—
Principal amortization	(5,890)	—	—	(5,890)
Capital expenditures and other uses	—	—	52,798	52,798

Balance at March 31, 2007	$1,510,355	$1,148	$425,000	$1,936,503

Derivatives

As of March 31, 2007 and December 31, 2006, we had a total of 13 and 16 forward-starting interest rate swap agreements, respectively, as detailed in Note 10 to our consolidated financial statements.

In March 2007, we settled three swaps. The settled swaps had a value of $4.3 million as of December 31, 2006 and, at the cash settlement date, we received $4.1 million in cash and recorded an unrealized loss of $0.2 million to “Other Accumulated Comprehensive Income.” The swaps were settled in anticipation of our issuance of long-term debt. Amortization of the settlement amount will commence upon the issuance of such debt and will be recorded as a decrease in interest expense over the term of the new long-term debt.

We entered into our swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of our swaps as hedges at inception and on March 31, 2007, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 10 to our consolidated financial statements).

Capital Resources

We expect to meet our short-term liquidity requirements, including recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the three months ended March 31, 2007 were $23.5 million. In addition, we believe that net cash provided by operations will be sufficient to permit us to pay the $13.6 million of annual dividends payable on the preferred shares issued in connection with the merger with Crown American Realty Trust. The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

For the remainder of 2007, we expect to spend an additional $282.5 million on previously disclosed development and redevelopment projects and new business initiatives. For the balance of the year, we anticipate funding these capital requirements with additional borrowings under our Credit Facility, which as of March 31, 2007 had $66.3 million of available borrowing capacity, or from other sources as described below. As described above under “Exchangeable Senior Notes,” in May 2007, we issued $287.5 million of exchangeable senior notes due 2012. The net proceeds from the offering of approximately $280.4 million were used for repayment of indebtedness under our Credit Facility, the $12.6 million cost of the related capped call transactions, and for other general corporate purposes. As a result of this repayment, the amount of available borrowing capacity increased to $329.3 million.

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

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section of our Annual Report on Form 10-K and in the section of this Quarterly Report on Form 10-Q entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Mortgage Notes

Mortgage notes payable, which are secured by 29 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.00% at March 31, 2007. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets and are not included in the table below. The following table outlines the timing of principal payments related to our mortgage notes related to our consolidated properties as of March 31, 2007.

	Payments by Period
(in thousands of dollars)	Total	Up to 1 Year	2-3 Years	4-5 Years	More than 5 Years
Principal payments	$129,912	$17,226	$36,684	$32,056	$43,946
Balloon payments	1,380,443	—	555,573	—	824,870

Total	$1,510,355	$17,226	$592,257	$32,056	$868,816

In March 2007, we repaid a $40.2 million mortgage loan at the Mall at Prince Georges using funds borrowed from our Credit Facility and available working capital. Also in March 2007, we repaid the $16.5 million mortgage loan at Schuylkill Mall using proceeds from the sale of Schuylkill Mall.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2007, for the periods presented:

(in thousands of dollars)	Total	Up to 1 Year	2-3 Years	4-5 Years	More than 5 Years
Mortgages (1)	$1,510,355	$17,226	$592,257	$32,056	$868,816
Interest on mortgages	430,846	67,797	139,337	93,007	130,705
Credit Facility (2)	425,000	—	425,000	—	—
Senior preferred shares (3)	129,938	129,938	—	—	—
Capital leases (4)	581	199	366	16	—
Operating leases	13,984	2,145	4,775	3,482	3,582
Ground leases	26,674	772	2,060	2,060	21,782
Development and redevelopment commitments (5)	90,484	70,484	20,000	—	—
Other long-term liabilities (6)	2,297	—	2,297	—	—

Total	$2,630,159	$288,561	$1,186,092	$130,621	$1,024,885

(1)	Includes amounts reflected in the “Mortgage Notes” table above. Excludes the indebtedness of our unconsolidated partnerships.
(2)	The Credit Facility has a term that expires in January 2009, with an option for us to extend the term for an additional 14 months, provided that there is no event of default at that time.
(3)	Includes quarterly dividends on preferred shares through the earliest date that the shares are redeemable (July 31, 2007). We intend to redeem the preferred share at the earliest practicable date on or after July 31, 2007.
(4)	Includes interest.
(5)	The timing of the payment of these amounts is uncertain. We estimate that a significant portion of those amounts will be paid in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.
(6)	Represents long-term incentive compensation.

Intended Investments Related to Development and Redevelopment

We intend to invest approximately $542.6 million over the next three years in connection with our development and redevelopment projects announced to date, excluding the Springhills (Gainesville, Florida), Jacksonville Mall (Jacksonville, North Carolina) and Pavilion at Market East (Philadelphia, Pennsylvania) projects. See “Development and Redevelopment.” We also intend to invest significant additional amounts in additional development and redevelopment projects over that period. See “Capital Resources” above.

Share Repurchase Program

In October 2005, our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions. We may fund repurchases under the program from multiple sources, including up to $50.0 million from our Credit Facility. We are not required to repurchase any shares under the program. The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of our common shares and market conditions, among other factors. The program will be in effect until the end of 2007, subject to the authority of our Board of Trustees to terminate the program earlier. There was no activity under this program in the three months ended March 31, 2007.

CASH FLOWS

Net cash provided by operating activities totaled $34.7 million in the first three months of 2007, compared to $39.7 million for the first three months of 2006. Cash flows from operating activities in the first quarter of 2006 include receipt of a $3.0 million non-trade receivable that was outstanding as of December 31, 2005.

Cash flows used in investing activities were $40.2 million in the first three months of 2007, compared to $50.2 million in the first three months of 2006. Investment activities in the first three months of 2007 reflect real estate improvements of $1.1 million and investment in construction in progress of $47.6 million, both of which primarily relate to our development and redevelopment activities. Investing activities in 2007 also include $16.8 million in proceeds from the sale of Schuylkill Mall. Investing activities in the first three months of 2006 reflect the acquisition of land parcels in Gainesville, Florida.

Cash flows provided by financing activities were $7.9 million in the first three months of 2007, compared to $14.0 million in the first three months of 2006. Cash flows provided by financing activities for the three months ended March 31, 2007 were affected by $93.0 million of borrowings under the Credit Facility and $4.1 million in proceeds from the settlement of three interest rate swap agreements. Portions of these cash flows were applied toward the repayment of the mortgage at the Mall at Prince Georges of $40.2 million, repayment of the mortgage of Schuylkill Mall of $16.5 million, dividends and distributions of $26.9 million and principal installments on mortgage notes payable of $5.9 million. Financing activities in the first three months of 2006 included the financings of mortgage loans on Woodland Mall and Valley Mall.

Cash flows generated from discontinued operations have been included within the three reporting categories above.

COMMITMENTS

At March 31, 2007, we had $90.5 million of contractual obligations to complete current development and redevelopment projects. Total expected costs for the particular projects with such commitments are $436.8 million. We expect to finance these amounts through borrowings under the Credit Facility or through various other capital sources. See “Liquidity and Capital Resources – Capital Resources.”

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2007, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2007, our consolidated debt portfolio consisted of $425.0 million borrowed under our Credit Facility, which bears interest at LIBOR plus the applicable margin, and $1,533.6 million in fixed-rate mortgage notes, including $23.2 million of mortgage debt premium.

Mortgage notes payable, which are secured by 29 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.00% at March 31, 2007. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate
2007	$17,226	6.56%	—		—
2008	$527,758	7.27%	—		—
2009	$64,499	6.01%	$425,000	(2)	6.37	%(3)
2010	$15,567	5.64%	—		—
2011	$16,489	5.65%	—		—
2012 and thereafter	$868,816	5.53%	—		—

(1)	Based on the weighted average stated interest rate of the respective mortgages as of March 31, 2007.
(2)	Our Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time.
(3)	Based on the weighted average interest rate in effect as of March 31, 2007.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward-starting interest rate swap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $32.3 million at March 31, 2007. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $32.6 million at March 31, 2007. Based on the variable-rate debt included in our debt portfolio as of March 31, 2007, a 100 basis point increase in interest rates would result in an additional $4.3 million in interest annually. A 100 basis point decrease would reduce interest incurred by $4.3 million annually. The variable rate debt included in our debt portfolio is incurred under our Credit Facility, which bears interest at LIBOR plus the applicable margin.

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

In May 2005, we entered into three forward-starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. In March 2007, we settled these swap agreements and received $4.1 million of cash. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward-starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on March 31, 2007, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133. See Note 10 to our unaudited consolidated financial statements.

We have $400.0 million of aggregate notional amount of swap agreements settling in 2008.

Because the information presented above includes only those exposures that exist as of March 31, 2007, it does not consider those changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

Item 4.	Controls and Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, and have concluded as follows:

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

PART II—OTHER INFORMATION

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Offerings

On May 8 and 9, 2007, we completed the sale of a total of $287.5 million aggregate principal amount (including $37.5 million as a result of the exercise by the initial purchasers of their over-allotment option) of exchangeable senior notes due 2012. The net proceeds from the offering of approximately $280.4 million were used for the repayment of indebtedness under our Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes.

The operating partnership’s obligations under the notes are fully and unconditionally guaranteed by us. The notes and the common shares issuable in certain circumstances upon exchange of the notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). Our operating partnership offered and sold the notes to the initial purchasers of the notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.

Information regarding the offering of our 4.00% exchangeable senior notes due 2012, the common shares issuable upon conversion of the notes, and the capped call transactions are set forth in our Current Report on Form 8-K dated May 8, 2007 and filed with the SEC on May 10, 2007, and is incorporated herein by reference.

On February 6, 2007, we issued an aggregate of 1,773 shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2007 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees’ use of shares to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares. The table also shows the aggregate dollar amount of shares that may be repurchased under the Company’s existing share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31, 2007	1,634	$40.595	—	$—
February 1 – February 28, 2007	25,991	44.73	—	—
March 1 – March 31, 2007	—		—	—

Total	27,625	$44.49	—	$91,600,000

(1)	On October 31, 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions until the end of 2007, subject to the authority of the Board of Trustees to terminate the program earlier. There were no program repurchases during the three months ended March 31, 2007.

Item 6.	Exhibits

4.1	Indenture dated May 8, 2007 among PREIT Associates, L.P., as issuer, Pennsylvania Real Estate Investment Trust, as guarantor, and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

4.2	Form of 4.00% Exchangeable Senior Note due 2012, filed as Exhibit 4.2 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.1	Form of Restricted Share Award Agreement under Pennsylvania Real Estate Investment Trust’s 2003 Equity Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K dated February 21, 2007, is incorporated herein by reference.

10.2	Third Amendment to Credit Agreement and Joinder Agreement by and among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., PREIT-RUBIN, Inc., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.3	Registration Rights Agreement dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 4.3 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.4	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Merrill Lynch Financial Markets, Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.5	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Citibank, N.A., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.6	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and UBS AG, London Branch, filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: May 10, 2007	By:	/s/ Ronald Rubin
Ronald Rubin
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)