Form 10-Q
period 2007-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2007-08-03
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at August 1, 2007: 38,732,394

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$2,939,788	$2,909,862
Construction in progress	265,429	216,892
Land held for development	5,616	5,616

Total investments in real estate	3,210,833	3,132,370
Accumulated depreciation	(351,016)	(306,893)

Net investments in real estate	2,859,817	2,825,477

INVESTMENTS IN PARTNERSHIPS, at equity:	37,883	38,621

OTHER ASSETS:
Cash and cash equivalents	9,829	15,808
Rents and other receivables (net of allowance for doubtful accounts of $11,765 and $11,120 at June 30, 2007 and December 31, 2006, respectively)	41,318	46,065
Intangible assets (net of accumulated amortization of $121,597 and $108,545 at June 30, 2007 and December 31, 2006, respectively)	120,335	139,117
Deferred costs and other assets	106,113	79,120
Assets held for sale	—	1,401

Total assets	$3,175,295	$3,145,609

LIABILITIES:
Mortgage notes payable	$1,654,728	$1,572,908
Debt premium on mortgage notes payable	20,065	26,663
Exchangeable senior notes	287,500	—
Credit Facility	35,000	332,000
Corporate notes payable	1,148	1,148
Tenants’ deposits and deferred rents	12,786	12,098
Distributions in excess of partnership investments	60,073	63,439
Accrued expenses and other liabilities	92,496	93,656
Liabilities related to assets held for sale	19	34

Total liabilities	2,163,815	2,101,946

MINORITY INTEREST:	69,231	114,363

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 38,714 shares at June 30, 2007 and 36,947 shares at December 31, 2006, respectively	38,714	36,947
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475 shares authorized, issued and outstanding at June 30, 2007 and December 31, 2006, respectively	25	25
Capital contributed in excess of par	949,742	917,322
Accumulated other comprehensive income	22,783	7,893
Distributions in excess of net income	(69,015)	(32,887)

Total shareholders’ equity	942,249	929,300

Total liabilities, minority interest and shareholders’ equity	$3,175,295	$3,145,609

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Real estate revenue:
Base rent	$70,854	$70,046	$141,753	$140,265
Expense reimbursements	32,885	32,527	67,659	65,593
Percentage rent	1,542	1,625	3,633	3,763
Lease termination revenue	243	334	718	2,144
Other real estate revenue	3,996	4,421	7,653	8,185

Total real estate revenue	109,520	108,953	221,416	219,950
Management company revenue	533	649	973	1,287
Interest and other income	484	496	1,788	886

Total revenue	110,537	110,098	224,177	222,123

EXPENSES:
Property operating expenses:
CAM and real estate taxes	(30,992)	(30,209)	(63,496)	(61,021)
Utilities	(5,910)	(5,596)	(12,169)	(11,079)
Other operating expenses	(5,679)	(6,522)	(11,295)	(12,455)

Total property operating expenses	(42,581)	(42,327)	(86,960)	(84,555)

Depreciation and amortization	(32,453)	(30,588)	(64,227)	(60,613)
Other expenses:
General and administrative expenses	(10,695)	(9,984)	(21,426)	(20,250)
Executive separation	—	—	—	(3,985)
Income taxes and other	(85)	(163)	(411)	(241)

Total other expenses	(10,780)	(10,147)	(21,837)	(24,476)
Interest expense	(23,661)	(24,468)	(47,472)	(48,278)

Total expenses	(109,475)	(107,530)	(220,496)	(217,922)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	1,062	2,568	3,681	4,201
Equity in income of partnerships	1,169	1,348	2,124	3,031
Gains on sales of interests in real estate	579	—	579	—
Gains on sales of non-operating real estate	1,484	154	1,484	215

Income before minority interest and discontinued operations	4,294	4,070	7,868	7,447
Minority interest	(405)	(185)	(780)	(828)

Income from continuing operations	3,889	3,885	7,088	6,619
Income (loss) from discontinued operations:
Operating results from discontinued operations	(16)	(21)	(137)	(2,355)
Gain on sale of discontinued operations	—	—	6,699	—
Minority interest	2	(1)	(690)	240

Income (loss) from discontinued operations	(14)	(22)	5,872	(2,115)

Net income	3,875	3,863	12,960	4,504
Dividends on preferred shares	(3,403)	(3,403)	(6,806)	(6,806)

Net income available (loss allocable) to common shareholders	$472	$460	$6,154	$(2,302)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

EARNINGS (LOSS) PER SHARE

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$3,889	$3,885	$7,088	$6,619
Dividends on preferred shares	(3,403)	(3,403)	(6,806)	(6,806)

Income (loss) from continuing operations allocable to common shareholders	486	482	282	(187)
Dividends on unvested restricted shares	(272)	(262)	(543)	(550)

Income (loss) from continuing operations used to calculate earnings per share	214	220	(261)	(737)
Minority interest in properties – continuing operations	—	36	—	—

Income (loss) from continuing operations used to calculate earnings per share – diluted	$214	$256	$(261)	$(737)

Income (loss) from discontinued operations	$(14)	$(22)	$5,872	$(2,115)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$0.01	$(0.01)	$(0.02)
Income (loss) from discontinued operations	—	—	0.16	(0.06)

	$0.01	$0.01	$0.15	$(0.08)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$0.01	$(0.01)	$(0.02)
Income (loss) from discontinued operations	—	—	0.16	(0.06)

	$0.01	$0.01	$0.15	$(0.08)

Weighted average shares outstanding – basic	37,070	36,183	36,818	36,142
Effect of common share equivalents	437	527	— (1)	— (1)

Weighted average shares outstanding – diluted	37,507	36,710	36,818	36,142

(1)	For the six month periods ended June 30, 2007 and June 30, 2006, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents is excluded from the calculation of diluted income (loss) per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$12,960	$4,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,744	45,073
Amortization	10,286	12,384
Straight-line rent adjustments	(927)	(1,331)
Provision for doubtful accounts	1,412	1,698
Amortization of deferred compensation	3,331	3,399
Minority interest	1,470	588
Gains on sales of interests in real estate	(8,762)	(215)
Change in assets and liabilities:
Net change in other assets	7,552	13,656
Net change in other liabilities	(6,178)	(4,457)

Net cash provided by operating activities	69,888	75,299

Cash Flows from Investing Activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(10,687)	(35,947)
Investments in consolidated real estate improvements	(6,088)	(14,660)
Additions to construction in progress	(85,571)	(64,067)
Investments in partnerships	(4,526)	(407)
Decrease (increase) in cash escrows	708	(3,431)
Capitalized leasing costs	(2,492)	(2,343)
Additions to leasehold improvements	(524)	(381)
Cash distributions from partnerships in excess of equity in income	1,898	1,510
Cash proceeds from sales of consolidated real estate investments, net of closing costs and prorations	29,390	1,874

Net cash used in investing activities	(77,892)	(117,852)

Cash Flows from Financing Activities:
Principal installments on mortgage notes payable	(11,517)	(11,628)
Proceeds from mortgage notes payable	150,000	246,500
Repayment of mortgage notes payable	(56,663)	—
Repayment of corporate notes payable	—	(94,400)
Proceeds from sale of exchangeable senior notes	281,031	—
Net repayment from Credit Facility	(297,000)	(42,500)
Cash proceeds from settlement of interest rate swap agreements	4,069	—
Payment of deferred financing costs	(3,427)	(1,296)
Purchase of capped call	(12,578)	—
Shares of beneficial interest issued	3,228	2,376
Shares of beneficial interest repurchased	(1,227)	(1,653)
Operating partnership units redeemed	(78)	(352)
Distributions paid to common shareholders	(42,281)	(41,792)
Distributions paid to preferred shareholders	(6,806)	(6,806)
Distributions paid to operating partnership unit holders and minority partners	(4,726)	(4,502)

Net cash provided by financing activities	2,025	43,947

Net change in cash and cash equivalents	(5,979)	1,394
Cash and cash equivalents, beginning of period	15,808	21,642

Cash and cash equivalents, end of period	$9,829	$23,036

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1.	BASIS OF PRESENTATION:

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K filed on March 1, 2007 for the year ended December 31, 2006, and as revised by PREIT’s Current Report on Form 8-K filed on July 16, 2007 that was filed to reflect the operations of Schuylkill Mall as discontinued operations and the reclassification of P&S Office Building to continuing operations. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. As of June 30, 2007, the Company’s portfolio consisted of a total of 57 properties. The Company’s retail portfolio contains 49 properties in 13 states and includes 38 shopping malls and 11 power and strip centers. The ground-up development portion of the Company’s portfolio contains eight properties in five states, with four classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and two classified as other.

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2007, the Company held a 93.5% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined whether the adoption of SFAS No. 159 will have any material effect on the Company’s financial statements.

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined whether the adoption of SFAS No. 157 will have any material effect on the Company’s financial statements.

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

3.	REAL ESTATE ACTIVITIES:

Investments in real estate as of June 30, 2007 and December 31, 2006 were comprised of the following:

(in thousands of dollars)	June 30, 2007	December 31, 2006
Buildings, improvements and construction in progress	$2,675,749	$2,599,499
Land, including land held for development	535,084	532,871

Total investments in real estate	3,210,833	3,132,370
Accumulated depreciation	(351,016)	(306,893)

Net investments in real estate	$2,859,817	$2,825,477

Dispositions

In May 2007, the Company sold a parcel and related land improvements at Plaza at Magnolia for $11.3 million. The Company recorded a $1.5 million gain on the sale.

In May 2007, the Company sold an outparcel and related land improvements containing an operating restaurant at New River Valley Mall for $1.6 million. The Company recorded a $0.6 million gain on the sale.

In March 2007, the Company sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. The Company recorded a gain of $6.7 million from this sale. In connection with the sale, the Company repaid the mortgage note associated with Schuylkill Mall, which was sold in March 2007, with a balance of $16.5 million at closing.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company has presented as discontinued operations the operating results of Schuylkill Mall, which was sold in March 2007, and South Blanding Village, which was sold in September 2006.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2007	2006	2007	2006
Real estate revenue	$15	$1,494	$1,062	$3,257
Expenses:
Property operating expenses	(31)	(825)	(848)	(1,787)
Interest expense	—	(302)	(136)	(614)
Depreciation and amortization	—	(388)	(215)	(3,211)

Total expenses	(31)	(1,515)	(1,199)	(5,612)

Operating results from discontinued operations	(16)	(21)	(137)	(2,355)
Gain on sale of discontinued operations	—	—	6,699	—
Minority interest	2	(1)	(690)	240

Income (loss) from discontinued operations	$(14)	$(22)	$5,872	$(2,115)

P&S Office Building

During the first quarter of 2007, the Company reclassified P&S Office Building in Gadsden, Alabama for accounting purposes from held for sale to continuing operations. The Company reached this decision because the property no longer meets the conditions for an exception to the one-year classification requirement in SFAS No. 144. The Company intends to continue to actively market P&S Office Building for sale, but at this time, it cannot determine if or when a sale will be consummated. For balance sheet purposes, as of March 31, 2007, the assets and liabilities of P&S Office Building were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because P&S Office Building was considered held for sale as of December 31, 2006, no reclassifications related to P&S Office Building were made as of that date. For income statement purposes, the results of operations for the P&S Office Building are presented in continuing operations for all periods presented. In the first quarter of 2007, the Company recorded depreciation and amortization expense of $0.2 million to reflect the depreciation and amortization during all of the period that P&S Office Building was classified as held for sale.

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

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition of a property are capitalized if the acquisition of the property or if an option to acquire the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to expense when it is no longer probable that the property will be acquired.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2007	2006	2007	2006
Development and redevelopment:
Salaries and benefits	$578	$565	$987	$984
Real estate taxes	$340	$147	$1,298	$239
Interest	$3,884	$1,911	$7,429	$3,356

Leasing:
Salaries and benefits	$1,188	$1,086	$2,492	$2,343

4.	INVESTMENTS IN PARTNERSHIPS:

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of June 30, 2007 and December 31, 2006:

(in thousands of dollars)	June 30, 2007	December 31, 2006
ASSETS:
Investments in real estate, at cost:
Operating properties	$345,321	$344,909
Construction in progress	28,712	8,312

Total investments in real estate	374,033	353,221
Accumulated depreciation	(81,596)	(75,860)

Net investments in real estate	292,437	277,361
Cash and cash equivalents	5,160	5,865
Deferred costs and other assets, net	25,623	26,535

Total assets	323,220	309,761

(in thousands of dollars)	June 30, 2007	December 31, 2006
LIABILITIES AND PARTNERS’ EQUITY/DEFICIT:
Mortgage notes payable	380,209	382,082
Other liabilities	28,438	18,418

Total liabilities	408,647	400,500

Net deficit	(85,427)	(90,739)

Partners’ share	42,223	44,961

Company’s share	(43,204)	(45,778)
Excess investment (1)	14,459	14,211
Advances	6,555	6,749

Net deficit and advances	$(22,190)	$(24,818)

Investment in partnerships, at equity	$37,883	$38,621
Distributions in excess of partnership investments	(60,073)	(63,439)

Net investments and advances	$(22,190)	$(24,818)

(1)

Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties within the partnership, and the amortization is included in “Equity in income of partnerships.”

The following table summarizes the Company’s share of equity in income of partnerships for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2007	2006	2007	2006
Real estate revenue	$16,921	$16,228	$33,565	$32,446

Expenses:
Property operating expenses	(4,943)	(4,956)	(10,128)	(9,561)
Interest expense	(6,213)	(4,858)	(12,353)	(9,660)
Depreciation and amortization	(3,297)	(3,590)	(6,578)	(6,903)

Total expenses	(14,453)	(13,404)	(29,059)	(26,124)

Net income	2,468	2,824	4,506	6,322
Partners’ share	(1,234)	(1,413)	(2,253)	(3,161)

Company’s share	1,234	1,411	2,253	3,161
Amortization of excess investment	(65)	(63)	(129)	(130)

Equity in income of partnerships	$1,169	$1,348	$2,124	$3,031

5.	FINANCING ACTIVITY:

Credit Facility

The Company’s $500 million Credit Facility can be increased to $650.0 million under prescribed conditions, and bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. The Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time. The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type. See Note 4 to the audited financial statements of the Company for the year ended December 31, 2006 contained in the Current Report on Form 8-K filed July 16, 2007. As of June 30, 2007, the Company was in compliance with all of these debt covenants.

As of June 30, 2007, $35.0 million was outstanding under the Credit Facility. The Company pledged $14.8 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $450.2 million at June 30, 2007. The weighted average effective interest rate based on amounts borrowed was 6.95% for the three month period ended June 30, 2007. The weighted average interest rate on outstanding Credit Facility borrowings at June 30, 2007 was 6.37%.

Exchangeable Senior Notes

In May 2007, the Company, through its wholly owned Operating Partnership, completed the sale of $287.5 million aggregate principal amount exchangeable senior notes due 2012. The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under the Company’s Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes.

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

The notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the notes for exchange, the notes will be exchangeable for cash equal to the principal amount of the notes and, with respect to any excess exchange value, at our option, for cash, common shares of the Company or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of notes, or $54.64 per share.

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

In connection with the offering of the notes, the Company and the Operating Partnership entered into capped call transactions with affiliates of the initial purchasers of the notes. These agreements effectively increase the exchange price of the notes to $63.74. The cost of these agreements of $12.6 million was recorded in the shareholders’ equity section of the Company’s balance sheet.

Mortgage Activity

In May 2007, the Company entered into a $150.0 million interest only first mortgage loan that is secured by the Mall at Prince Georges. The mortgage loan has an interest rate of 5.513% with a maturity date of June 1, 2017. Proceeds of the mortgage loan were used to reduce the borrowings under the Credit Facility. The Company repaid the previous mortgage on The Mall at Prince Georges of $40.2 million in March 2007 using funds borrowed from its Credit Facility and available working capital.

6.	COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2007	2006	2007	2006
Net income	$3,875	$3,863	$12,960	$4,504
Unrealized gain on derivatives	14,243	11,208	14,923	23,529
Other comprehensive income (loss)	(41)	9	(32)	18

Total comprehensive income	$18,077	$15,080	$27,851	$28,051

7.	CASH FLOW INFORMATION:

Cash paid for interest was $53.6 million (net of capitalized interest of $7.4 million) and $55.5 million (net of capitalized interest of $3.4 million) for the six months ended June 30, 2007 and 2006, respectively.

On June 6, 2007, the Company issued 1,580,211 common shares of beneficial interest in exchange for a like number of OP Units.

8.	RELATED PARTY TRANSACTIONS:

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or their immediate families and affiliated entities have indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million and $0.4 million for the three and six month periods ended June 30, 2007, and $0.4 million and $0.5 million for the three and six month periods ended June 30, 2006, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. Total rent expense under this lease was $0.4 million and $0.8 million, respectively, for each of the three and six month periods ended June 30, 2007 and 2006. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $13,000 and $18,000 in the three and six months ended June 30, 2007 and June 30, 2006, respectively, for flight time used by employees on Company-related business.

On June 6, 2007, the Company issued 1,580,211 common shares of beneficial interest in exchange for a like number of OP Units. The shares were issued to an entity that is an affiliate of Mark Pasquerilla, a trustee of the Trust.

9.	COMMITMENTS AND CONTINGENCIES:

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2007, the remainder to be paid against such contractual and other commitments was $119.8 million, which is expected to be financed through the Credit Facility, other unsecured indebtedness or through short-term construction loans.

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

As of June 30, 2007 and December 31, 2006, the Company had a total of 13 and 16 forward-starting interest rate swap agreements, respectively, as detailed below.

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

The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on June 30, 2007 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.

In March 2007, the Company settled three swaps. The settled swaps had a value of $4.3 million as of December 31, 2006 and at the cash settlement date, the Company received $4.1 million in cash and recorded an unrealized loss of $0.2 million to “Other Accumulated Comprehensive Income.” The swaps were settled in anticipation of the Company’s issuance of long-term debt. Amortization of the settlement amount commenced upon the issuance of such debt and is being recorded as a decrease in interest expense over the term of the new long-term debt.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2007. The notional amounts at June 30, 2007 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value at June 30, 2007	Fair Value at December 31, 2006	Interest Rate	Effective Date	Cash Settlement Date
Agreements entered in May 2005:

Swap-Cash Flow(1)	$50 million	N/A	$1.8 million	4.6830%	N/A	N/A
Swap-Cash Flow(1)	50 million	N/A	1.8 million	4.6820%	N/A	N/A
Swap-Cash Flow(1)	20 million	N/A	0.7 million	4.7025%	N/A	N/A
Swap-Cash Flow	50 million	$3.2 million	1.3 million	4.8120%	September 10, 2008	December 10, 2008
Swap-Cash Flow	50 million	3.3 million	1.5 million	4.7850%	September 10, 2008	December 10, 2008
Swap-Cash Flow	20 million	1.3 million	0.5 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	45 million	2.9 million	1.2 million	4.8135%	September 10, 2008	December 10, 2008
Swap-Cash Flow	10 million	0.6 million	0.3 million	4.8400%	September 10, 2008	December 10, 2008
Swap-Cash Flow	50 million	3.3 million	1.4 million	4.7900%	September 10, 2008	December 10, 2008
Swap-Cash Flow	25 million	1.6 million	0.7 million	4.8220%	September 10, 2008	December 10, 2008

		$16.2 million	$11.2 million

Hedge Type	Notional Value	Fair Value at June 30, 2007	Fair Value at December 31, 2006	Interest Rate	Effective Date	Cash Settlement Date
Agreements entered in May 2006:

Swap-Cash Flow	$50 million	$1.4 million	$(0.5) million	5.3380%	September 10, 2008	December 10, 2008
Swap-Cash Flow	25 million	0.7 million	(0.3) million	5.3500%	September 10, 2008	December 10, 2008
Swap-Cash Flow	25 million	0.7 million	(0.3) million	5.3550%	September 10, 2008	December 10, 2008
Swap-Cash Flow	20 million	0.5 million	(0.3) million	5.3750%	September 10, 2008	December 10, 2008
Swap-Cash Flow	15 million	0.4 million	(0.2) million	5.3860%	September 10, 2008	December 10, 2008
Swap-Cash Flow	15 million	0.4 million	(0.2) million	5.3810%	September 10, 2008	December 10, 2008

		4.1 million	(1.8) million

Total		$20.3 million	$9.4 million

(1)	These swaps were settled in March 2007 resulting in a payment to the Company of $4.1 million.

As of June 30, 2007 and December 31, 2006, the estimated unrealized gain attributed to the cash flow hedges was $20.3 million and $9.4 million, respectively, and has been included in deferred costs and other assets and accumulated other comprehensive income in the accompanying consolidated balance sheets. The increase in the aggregate value from December 31, 2006 to June 30, 2007 is due to an increase in market interest rates during the first six months of 2007, net of swaps settled in that period.

11.	SUBSEQUENT EVENTS

On July 31, 2007, the Company redeemed its 2,475,000 11% nonconvertible senior preferred shares for $131.8 million, or $52.50 per preferred share plus accrued and unpaid dividends to the redemption date. The preferred shares were issued in November 2003 in connection with the Company’s merger (the “Merger”) with Crown American Realty Trust (“Crown”), and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, the Company borrowed $131.8 million under its Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price will be included in “Income Available to Common Shareholders.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. Our operating portfolio currently consists of a total of 57 properties. The retail portion of our portfolio contains 49 properties in 13 states and includes 38 shopping malls and 11 power and strip centers. The ground-up development portion of our portfolio contains eight properties in five states, with four classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and two classified as other. The retail properties have a total of 33.7 million square feet, of which we and partnerships or tenancy in common arrangements (collectively, “partnerships”) in which we own an interest own 25.6 million square feet. The retail properties that we consolidate for financial reporting purposes have 29.3 million square feet, of which we own 22.8 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have 4.4 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of June 30, 2007, held a 93.5% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 49 operating retail properties in our portfolio through unconsolidated partnerships with third parties in which we own a 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Our net income available to common shareholders was $6.2 million for the six months ended June 30, 2007, an increase of $8.5 million from a loss allocable to common shareholders of $2.3 million for the six months ended June 30, 2006. The increase in our net income resulted primarily from the $6.7 million gain recognized in connection with the sale of Schuylkill Mall in March 2007, the $1.5 million gain associated with the sale of a parcel and related land improvement at Plaza at Magnolia in May 2007, $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall recorded in March 2007, the $0.6 million gain on the sale of an outparcel containing an operating restaurant at New River Valley Mall in May 2007, separation expenses associated with the retirement of Jonathan B. Weller, a Vice Chairman of the Company, in the first quarter of 2006 that did not recur in 2007, and the impact in March 2006 of $2.8 million of depreciation and amortization from one property that was reclassified in the first quarter of 2006 from discontinued operations to continuing operations.

ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT ACTIVITIES

We record our acquisitions based on estimates of fair value as determined by our management, using information available and based on assumptions of future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

We are actively involved in pursuing and evaluating acquisition opportunities. Our evaluation includes an analysis of whether the properties meet the investment criteria we apply, given economic, market and other circumstances. The Company did not acquire any significant properties during the first six months of 2007.

P&S Office Building

During the first quarter of 2007, we reclassified P&S Office Building in Gadsden, Alabama for accounting purposes from held for sale to continuing operations. We reached this decision because the property no longer met the conditions for an exception to the one-year classification requirement in SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We intend to continue to actively market P&S Office Building for sale, but at this time, we cannot determine if or when a sale will be consummated. For balance sheet purposes, as of March 31, 2007, the assets and liabilities of P&S Office Building were reclassified from assets held for sale and liabilities related to assets held for sale into the appropriate balance sheet captions. Because P&S Office Building was considered held for sale as of December 31, 2006, no reclassifications related to P&S Office Building were made as of that date. For income statement purposes, the results of operations for P&S Office Building are presented in continuing operations for all periods presented. In the first quarter of 2007, we recorded depreciation and amortization expense of $0.2 million to reflect the depreciation and amortization during all of the period that P&S Office Building was held for sale.

2007 Dispositions

In May 2007, we sold a 4.6 acre parcel and related land improvements at Plaza at Magnolia for $11.3 million. We recorded a $1.5 million gain on the sale.

In May 2007, we sold a 1.6 acre outparcel and related land improvements containing an operating restaurant at New River Valley Mall for $1.6 million. We recorded a $0.6 million gain on the sale.

In March 2007, we sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. We recorded a gain of $6.7 million from this sale. In connection with the sale, we repaid the mortgage note associated with Schuylkill Mall, with a balance of $16.5 million at closing.

Development and Redevelopment

We are engaged in the ground-up development of eight retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of June 30, 2007, we had incurred $139.6 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $129.8 million in the aggregate, excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

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

The following table sets forth the amount of our intended investment in each ground-up development project:

Development Project	Estimated Project Cost		Invested as of June 30, 2007
New Garden Town Center	$82.1 million		$36.5 million
Lacey Retail Center	38.6 million		28.9 million
The Plaza at Magnolia	18.9 million	(1)	18.4 million	(1)
New River Valley Retail Center	29.2 million		18.2 million
Monroe Marketplace	61.6 million		7.3 million
Valley View Downs	10.0 million		1.3 million
Springhills	To be determined		27.8 million
Pavilion at Market East(2)	To be determined		1.2 million

$139.6 million

(1)	Gross cost before parcel sales and site cost reimbursements.
(2)	The property is unconsolidated. The amount shown represents our share.

We are engaged in the redevelopment of 12 of our consolidated properties and one of our unconsolidated properties, and expect to increase the number of such projects in the future. These projects may include the introduction of residential, office or other uses to our properties.

The following table sets forth the amount of our intended investment for each redevelopment project:

Project	Estimated Project Cost	Invested as of June 30, 2007
Cherry Hill Mall	$197.7 million	$30.9 million
Plymouth Meeting Mall	83.9 million	26.7 million
New River Valley Mall	26.0 million	24.3 million
Willow Grove Park	38.7 million	19.7 million
Voorhees Town Center	60.7 million	16.5 million
Magnolia Mall	18.5 million	14.5 million
Lycoming Mall	18.1 million	13.9 million
North Hanover Mall	35.1 million	6.8 million
Lehigh Valley Mall (1)	21.5 million	5.7 million
Beaver Valley Mall	9.2 million	4.9 million
Francis Scott Key Mall	4.9 million	4.6 million
Jacksonville Mall	4.0 million	2.3 million
Moorestown Mall	13.7 million	1.9 million

	$532.0 million	$172.7 million

(1)	The property is unconsolidated. The amounts shown represent our share.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional services providers. As of June 30, 2007, the remainder to be paid against such contractual and other commitments was $119.8 million, which, during the construction phase, is expected to be financed through our Credit Facility, other unsecured debt or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total remaining estimated costs of $396.2 million. In connection with our completed redevelopment and development projects, we expect to seek longer-term, fixed-rate mortgages when projects are completed and the properties are stabilized.

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

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or their immediate families and affiliated entities have direct or indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million and $0.4 million for the three and six month periods ended June 30, 2007, and $0.4 million and $0.5 million for the three and six month periods ended June 30, 2006.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million and $0.8 million, respectively, for each of the three and six month periods ended ended June 30, 2007 and 2006.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $13,000 and $18,000 in the three and six months ended June 30, 2007 and June 30, 2006, respectively, for flight time used by employees on Company-related business.

On June 6, 2007, we issued 1,580,211 common shares of beneficial interest in exchange for a like number of units of Class B limited partnership interest. The shares were issued to an entity that is an affiliate of Mark Pasquerilla, a trustee of the Trust.

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

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2007 and 2006, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. See our Current Report on Form 8-K filed on July 16, 2007 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

Overview

Our results of operations for the three and six months ended June 30, 2007 and 2006 were significantly affected by ongoing redevelopment initiatives that were in various stages at 12 of our consolidated mall properties and one of our unconsolidated properties. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. Tenants will be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation. Furthermore, our results during these six month periods were affected by the $6.7 million gain on the sale of Schuylkill Mall in March 2007, the $1.5 million gain associated with the sale of a parcel and related land improvement at Plaza at Magnolia in May 2007, $0.8 million of condemnation proceeds recorded in March 2007 associated with highway improvements at Capital City Mall, the $0.6 million gain on the sale of an outparcel containing an operating restaurant at New River Valley Mall in May 2007, the $4.0 million of separation expenses associated with the retirement of a Vice Chairman of the Company in the first quarter of 2006 that did not recur in 2007, and $2.8 million of depreciation and amortization expense recorded in the first quarter of 2006 with the reclassification of Schuylkill Mall from held for sale to held and used, reflecting depreciation and amortization during all of the periods that Schuylkill Mall was classified as held for sale.

The table below sets forth occupancy statistics for our consolidated properties as of June 30, 2007 and 2006:

	Occupancy As of June 30,
	2007		2006
Retail portfolio weighted average:
Total including anchors	89.8	%(1)	89.6	%(1)
Excluding anchors	87.0%		86.5%
Enclosed malls weighted average:
Total including anchors	89.3	%(1)	89.1	%(1)
Excluding anchors	86.5%		85.9%
Power/strip centers weighted average:	96.2%		96.9%

(1)	Includes acquired vacant anchor stores until the space is decommissioned pending redevelopment.

The following information summarizes our results of operations for the three and six months ended June 30, 2007 and 2006. The amounts reflected as income from continuing operations reflect income from properties wholly-owned by us or owned by partnerships that we consolidate for financial reporting purposes, with the exception of income from the properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item entitled “Equity in income of partnerships.”

	Three Months Ended June 30,		% Change 2006 to 2007
(in thousands of dollars)	2007	2006
Real estate revenue	$109,520	$108,953	1%
Property operating expenses	(42,581)	(42,327)	1%
Management company revenue	533	649	(18)%
Interest and other income	484	496	(2)%
General and administrative and other	(10,780)	(10,147)	6%
Interest expense	(23,661)	(24,468)	(3)%
Depreciation and amortization	(32,453)	(30,588)	6%
Equity in income of partnerships	1,169	1,348	(13)%
Gains on sales of interests in real estate	579	—	N/A
Gains on sales of non-operating real estate	1,484	154	864%
Minority interest	(405)	(185)	119%

Income from continuing operations	3,889	3,885	—%
Loss from discontinued operations	(14)	(22)	(36)%

Net income	$3,875	$3,863	—%

	Six Months Ended June 30,		% Change 2006 to 2007
(in thousands of dollars)	2007	2006
Real estate revenue	$221,416	$219,950	1%
Property operating expenses	(86,960)	(84,555)	3%
Management company revenue	973	1,287	(24)%
Interest and other income	1,788	886	102%
General and administrative and other	(21,837)	(20,491)	7%
Executive separation	—	(3,985)	N/A
Interest expense	(47,472)	(48,278)	(2)%
Depreciation and amortization	(64,227)	(60,613)	6%
Equity in income of partnerships	2,124	3,031	(30)%
Gains on sales of interests in real estate	579	—	N/A
Gains on sales of non-operating real estate	1,484	215	590%
Minority interest	(780)	(828)	(6)%

Income from continuing operations	7,088	6,619	7%
Income (loss) from discontinued operations	5,872	(2,115)	N/A

Net income	$12,960	$4,504	188%

Real Estate Revenue

Real estate revenue increased by $0.6 million, or 1%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Real estate revenue increased primarily due to increases of $0.8 million in base rents, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, and $0.4 million in expense reimbursements, partially offset by a $0.1 million decrease in lease termination income, a $0.1 million decrease in percentage rents and a $0.4 million decrease in other revenue.

Base rents increased primarily due to a $1.3 million increase in rents and increased occupancy at recently completed redevelopment projects. These increases were partially offset by decreases in base rents at Voorhees Town Center, Moorestown Mall and Plymouth Meeting Mall, three of our current redevelopment properties, which had decreases of $0.3 million, $0.2 million and $0.2 million, respectively, for the three month period, as in-line occupancy decreased and more tenants were converted from fixed rents to percentage of sales in order to maintain occupancy during the redevelopment period. Expense reimbursements increased by $0.4 million in the three months ended June 30, 2007 due to higher reimbursable expenses, as discussed below under Property Operating Expenses. Other revenue decreased by $0.4 million, primarily due to a $0.4 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding $0.4 million decrease in marketing expense, as discussed below under Property Operating Expenses.

Real estate revenue increased by $1.5 million, or 1%, in the first six months of 2007 compared to the first six months of 2006. Real estate revenue increased primarily due to increases of $1.5 million in base rents and $2.0 million in expense reimbursements, partially offset by a $1.4 million decrease in lease termination income, a $0.1 million decrease in percentage rents and a $0.5 million decrease in other revenue.

Base rents increased primarily due to a $2.7 million increase in rents and increased occupancy at recently completed redevelopment projects. These increases were partially offset by decreases in base rents at Voorhees Town Center, Moorestown Mall and Plymouth Meeting Mall, three of our current redevelopment properties, which had decreases of $0.5 million, $0.5 million and $0.4 million, respectively, for the six month period, as in-line occupancy decreased and more tenants were converted from fixed rents to percentage of sales in order to maintain occupancy during the redevelopment period. Expense reimbursements increased by $2.0 million in the six months ended June 30, 2007 due to higher reimbursable expenses, as discussed below under Property Operating Expenses. Lease termination revenue decreased by $1.4 million, primarily due to $1.2 million received from two tenants in the six months ended June 30, 2006. Other revenue decreased by $0.5 million, primarily due to a $0.5 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding $0.5 million decrease in marketing expense, as discussed below under Property Operating Expenses.

Property Operating Expenses

Property operating expenses increased by $0.3 million, or 1%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Property operating expenses increased primarily due to a $0.6 million increase in common area maintenance expense, a $0.2 million increase in real estate tax expense and a $0.3 million increase in utility expense. These increases were partially offset by a $0.8 million decrease in other operating expenses.

Common area maintenance expenses increased by $0.6 million, or 3%, in the three months ended June 30, 2007 primarily due to increases of $0.3 million in loss prevention expense, $0.1 million in janitorial expense and $0.1 million in utility expense. Loss prevention expense increased primarily due to an increase in the number of contracted security personnel at some properties compared to the three months ended June 30, 2006. Other operating expenses decreased by $0.8 million, including a $0.4 million decrease in marketing expenses, offsetting the $0.4 million decrease in marketing revenues, as discussed above under Real Estate Revenues. The marketing expense decrease resulted from a timing difference of marketing expenditures at some properties compared to last year, with higher expenditures anticipated over the remaining six months of 2007. In addition to the marketing expense decrease, other operating expenses decreased due to a $0.2 million decrease in professional fees and a $0.1 million decrease in bad debt expense.

Property operating expenses increased by $2.4 million, or 3%, in the first six months of 2007 compared to the first six months of 2006. Property operating expenses increased primarily due to a $2.1 million increase in common area maintenance expense, a $0.4 million increase in real estate tax expense and a $1.1 million increase in utility expense. These increases were partially offset by a $1.2 million decrease in other operating expenses.

Common area maintenance expenses increased by $2.0 million, or 5%, in the six months ended June 30, 2007 primarily due to an increase of $1.2 million in snow removal expense. Snow fall amounts increased during the first three months of 2007 compared to the first three months of 2006, at our properties located in Pennsylvania and New Jersey in particular. Also, loss prevention expense increased $0.7 million in the six months ended June 30, 2007. Loss prevention expense increased primarily due to an increase in the number of contracted security personnel at some properties compared to the six months ended June 30, 2006. Utility expense increased by $1.1 million in the six months ended June 30, 2007 due to an increase in energy consumption at some of our properties, as a result of colder temperatures compared to the six months ended June 30, 2006. Other operating expenses decreased by $1.2 million, including a $0.5 million decrease in marketing expenses, offsetting the $0.5 million decrease in marketing revenues, as discussed above under Real Estate Revenues. The marketing expense decrease resulted from a timing difference of marketing expenditures at some properties compared to last year, with higher expenditures anticipated over the remaining six months of 2007. In addition to the marketing expense decrease, other operating expenses decreased due to a $0.3 million decrease in recoverable tenant service expense (offset by a $0.3 million decrease in recoverable tenant service income), a $0.2 million decrease in professional fees and a $0.1 million decrease in bad debt expense.

General and Administrative Expenses and Other

General and administrative expenses increased $0.6 million, or 6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was due to a $0.7 million increase in compensation expense due to salary increases, incentive compensation, and increased headcount and a $0.1 million decrease in other miscellaneous expenses.

General and administrative expenses increased $1.3 million, or 7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was due to a $1.2 million increase in compensation expense and a $0.3 million increase in other miscellaneous expenses, offset by a $0.2 million decrease in professional fees.

Executive Separation

Executive separation expense in the six months ended June 30, 2006 represents a $4.0 million expense related to separation costs associated with the retirement of Jonathan Weller, a former Vice Chairman of the Company.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.9 million, or 6%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was primarily due to a higher asset base resulting from capital improvements, particularly at properties that have recently completed redevelopments, including increases of $0.4 million, $0.2 million and $0.2 million at New River Valley Mall, Lycoming Mall and Magnolia Mall, respectively.

Depreciation and amortization expense increased by $3.6 million, or 6%, in the first six months of 2007 compared to the first six months of 2006. This increase was primarily due to a higher asset base resulting from capital improvements, particularly at properties that have recently completed redevelopments, including increases of $0.7 million, $0.5 million and $0.4 million at New River Valley Mall, Lycoming Mall and Magnolia Mall, respectively.

Interest Expense

Interest expense decreased $0.8 million, or 3%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease resulted from a $0.4 million decrease due to lower average interest rates (the combined weighted average rate under the Credit Facility and exchangeable senior notes was 6.08% in the second quarter of 2007 versus a weighted average rate of 7.05% in the same period in 2006) and a $0.4 million decrease in interest paid on mortgage loans that were outstanding during the three months ended June 30, 2007 and 2006 due to principal amortization.

Interest expense decreased $0.8 million, or 2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease resulted from a $0.3 million decrease due to lower average interest rates (the combined weighted average rate under the Credit Facility and exchangeable senior notes was 6.47% in six months ended June 30, 2007 versus a weighted average rate of 6.63% in the same period in 2006) and a $0.5 million decrease in interest paid on mortgage loans that were outstanding during the six months ended June 30, 2007 and 2006 due to principal amortization.

Gains on Sales of Real Estate

Gains on sales of interests in real estate were $0.6 million for the three and six months ended June 30, 2007 , due to the sale of an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in May 2007. There were no gains on sales of interests in real estate for the three and six months ended June 30, 2006.

Gains on sales of non-operating real estate increased $1.3 million for the three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006. The increase resulted from a $1.5 million gain on the sale of a parcel and related land improvements at Plaza at Magnolia in May 2007, as compared to a $0.2 million gain on the sale of non-operating real estate at Plaza at Magnolia in June 2006.

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $6.7 million for the six months ended June 30, 2007, due to the sale of Schuylkill Mall in March 2007. There were no gains on sales of discontinued operations for the six months ended June 30, 2006.

Discontinued Operations

The Company has presented as discontinued operations the operating results of Schuylkill Mall, which was sold in March 2007, and South Blanding Village, which was sold in September 2006.

Property operating results and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands of dollars)	2007	2006	2007	2006
Operating results from discontinued operations	$(16)	$(21)	$(137)	$(2,355)
Gain on sale of discontinued operations	—	—	6,699	—
Minority interest	2	(1)	(690)	240

Income (loss) from discontinued operations	$(14)	$(22)	$5,872	$(2,115)

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

The following tables present net operating income results for the three and six months ended June 30, 2007 and 2006. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) include the results of properties that have undergone or were undergoing redevelopment during the applicable periods, and excludes properties acquired or disposed of during the periods presented:

	For the three months ended June 30, 2007			For the three months ended June 30, 2006			% Change 2007 vs. 2006
(in thousands of dollars)	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Same Store	Total
Real estate revenue	$117,931	$65	$117,996	$117,021	$1,540	$118,561	1%	—%
Property operating expenses	(45,046)	(40)	(45,086)	(44,799)	(829)	(45,628)	1%	(1)%

Net operating income	$72,885	$25	$72,910	$72,222	$711	$72,933	1%	—%

	For the six months ended June 30, 2007			For the six months ended June 30, 2006			% Change 2007 vs. 2006
(in thousands of dollars)	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Same Store	Total
Real estate revenues	$238,099	$1,162	$239,261	$236,081	$3,349	$239,430	1%	—%
Property operating expenses	(92,009)	(865)	(92,874)	(89,327)	(1,797)	(91,124)	3%	2%

Net operating income	$146,090	$297	$146,387	$146,754	$1,552	$148,306	—%	(1)%

Primarily because of the items discussed above under “Real Estate Revenues” and “Property Operating Expenses,” total net operating income was unchanged at $72.9 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Same Store net operating income increased by $0.7 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Non-Same Store net operating income decreased by $0.7 million.

Primarily because of the items discussed above under “Real Estate Revenues” and “Property Operating Expenses,” total net operating income decreased by $1.9 million in the first six months of 2007 compared to the first six months of 2006. Same Store net operating income decreased by $0.7 million in the first six months of 2007 compared to the first six months of 2006. Non-Same Store net operating income decreased by $1.2 million.

The following information is provided to reconcile net income to net operating income:

	For the three month period ended June 30		For the six month period ended June 30,
(in thousands of dollars)	2007	2006	2007	2006
Net income	$3,875	$3,863	$12,960	$4,504
Adjustments:
Depreciation and amortization:
Wholly-owned and consolidated partnerships	32,453	30,588	64,227	60,613
Unconsolidated partnerships	1,711	1,857	3,413	3,575
Discontinued operations	—	388	215	3,211
Interest expense:
Wholly-owned and consolidated partnerships	23,661	24,468	47,472	48,278
Unconsolidated partnerships	3,107	2,433	6,180	4,835
Discontinued operations	—	302	136	614
Minority interest	403	186	1,470	588
Gain on sale of discontinued operations	—	—	(6,699)	—
Gains on sales of interests in real estate	(579)	—	(579)	—
Gains on sales of non-operating real estate	(1,484)	(154)	(1,484)	(215)
Other expenses	10,780	10,147	21,837	20,491
Executive separation	—	—	—	3,985
Management company revenue	(533)	(649)	(973)	(1,287)
Interest and other income	(484)	(496)	(1,788)	(886)

Net operating income	$72,910	$72,933	$146,387	$148,306

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

Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry. We use FFO and FFO per diluted share and OP unit (“FFO per share”) as supplemental non-GAAP measures to compare our Company’s performance to that of our industry peers. Similarly, we use FFO and FFO per share as performance measures for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute FFO in accordance with standards established by NAREIT, less dividends on preferred shares, which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

FFO was $33.9 million for the three months ended June 30, 2007, an increase of $1.0 million, or 3%, compared to $32.9 million for the three months ended June 30, 2006. FFO per share increased $0.01 to $0.82 for the three months ended June 30, 2007, compared to FFO per share of $0.81 for the three months ended June 30, 2006. The change in FFO and FFO per share was primarily due to the items discussed in “Results of Operations.”

FFO was $67.1 million for the first six months of 2007, an increase of $2.5 million, or 4%, compared to $64.6 million for the first six months of 2006. FFO per share increased $0.04 to $1.62 for the first six months of 2007, compared to FFO per share of $1.58 for the first six months of 2006. The change in FFO and FFO per share was primarily due to the items discussed in “Results of Operations.”

The shares used to calculate FFO per share include common shares and OP Units not held by us. FFO per share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands, except per share amounts)	Three months ended June 30, 2007	Per diluted share and OP Unit	Three months ended June 30, 2006	Per diluted share and OP Unit
Net income	$3,875	$0.09	$3,863	$0.09
Minority interest	403	0.01	186	0.01
Dividends on preferred shares	(3,403)	(0.08)	(3,403)	(0.08)
Gains on sales of interests in real estate	(579)	(0.01)	—	—
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	31,881	0.77	30,027	0.73
Unconsolidated partnerships	1,711	0.04	1,857	0.05
Discontinued operations	—	—	388	0.01

Funds from operations (2)	$33,888	$0.82	$32,918	$0.81

Weighted average number of shares outstanding	37,070		36,183	—
Weighted average effect of full conversion of OP Units	3,861		4,144
Effect of common share equivalents	437		527

Total weighted average shares outstanding, including OP Units	41,368		40,854

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $0.4 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively.

(in thousands, except per share amounts)	Six months ended June 30, 2007	Per diluted share and OP Unit	Six months ended June 30, 2006	Per diluted share and OP Unit
Net income	$12,960	$0.31	$4,504	$0.11
Minority interest	1,470	0.03	588	0.01
Dividends on preferred shares	(6,806)	(0.16)	(6,806)	(0.17)
Gains on sales of interests in real estate	(579)	(0.01)	—	—
Gain on sale of discontinued operations	(6,699)	(0.16)	—	—
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	63,096	1.52	59,506	1.46
Unconsolidated partnerships	3,413	0.08	3,575	0.09
Discontinued operations	215	0.01	3,211	0.08

Funds from operations (2)	$67,070	$1.62	$64,578	$1.58

Weighted average number of shares outstanding	36,818		36,142
Weighted average effect of full conversion of OP Units	4,075		4,147
Effect of common share equivalents (3)	445		595

Total weighted average shares outstanding, including OP Units	41,338		40,884

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $1.0 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively.
(3)	For the six months ended June 30, 2007 and 2006, there are net losses allocable to common shareholders from continuing operations, so there is no impact of common share equivalents on the calculation of diluted income (loss) per share for these periods. However, common share equivalents are included in the calculation of FFO per share.

SUBSEQUENT EVENT

On July 31, 2007, the Company redeemed its 2,475,000 11% nonconvertible senior preferred shares for $131.8 million, or $52.50 per preferred share, plus accrued and unpaid dividends to the redemption date. The preferred shares were issued in November 2003 in connection with the Company’s merger (the “Merger”) with Crown American Realty Trust (“Crown”), and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, the Company borrowed $131.8 million under its Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price will be included in “Income Available to Common Shareholders.”

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility

Our $500.0 million Credit Facility can be increased to $650.0 million under prescribed conditions, and the Credit Facility bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements. The Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time. See Note 4 in our audited financial statements for the year ended December 31, 2006 contained in the Current Report on Form 8-K filed on July 16, 2007.

As of June 30, 2007, $35.0 million was outstanding under the Credit Facility. We pledged $14.8 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to us was $450.2 million at June 30, 2007. The weighted average effective interest rate based on amounts borrowed was 6.95% for the three month period ended June 30, 2007. The weighted average interest rate on outstanding Credit Facility borrowings at June 30, 2007 was 6.37%.

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

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type. As of June 30, 2007, we were in compliance with all of these covenants.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all obligations of the Company in connection with the Credit Facility immediately due and payable, and the commitments of the lenders to make loans under the Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PREIT Associates, PRI or any material subsidiary, all outstanding amounts will automatically become immediately due and payable and the commitments of the lenders to make loans will automatically terminate.

Exchangeable Senior Notes

In May 2007, we completed the sale of $287.5 million aggregate principal amount of exchangeable senior notes due 2012. The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under our Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes.

The notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of PREIT Associates. Interest is payable on June 1 and December 1 of each year, beginning December 1, 2007, until the maturity date of June 1, 2012. PREIT Associates’ obligations under the notes are fully and unconditionally guaranteed by the Company.

The notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the notes for exchange, the notes will be exchangeable for cash equal to the principal amount of the notes and, with respect to any excess exchange value, at our option, for cash, common shares of the Company or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of notes, or $54.64 per share. In connection with the offering of the notes, the Company and PREIT Associates entered into capped call transactions with affiliates of the initial purchasers. These agreements effectively increase the exchange price of the notes to $63.74. The cost of these agreements of $12.6 million was recorded in the shareholders equity section of the Company’s balance sheet.

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

Financing Activity

The following table sets forth a summary of significant mortgage, corporate note, exchangeable note, and Credit Facility activity for the six months ended June 30, 2007:

(in thousands of dollars)	Mortgage Notes Payable	Corporate Notes Payable	Credit Facility	Exchangeable Notes	Total
Balance at January 1, 2007	$1,572,908	$1,148	$332,000	—	$1,906,056
Issued Exchangeable Notes	—		(281,000)	287,500	6,500
The Mall at Prince Georges financing	150,000		(143,000)		7,000
Schuylkill Mall mortgage repayment	(16,461)	—	—	—	(16,461)
The Mall at Prince Georges mortgage repayment	(40,202)		—	—	(40,202)
Principal amortization	(11,517)	—	—	—	(11,517)
Capital expenditures and other uses	—	—	127,000	—	127,000

Balance at June 30, 2007	$1,654,728	$1,148	$35,000	287,500	$1,978,376

In May 2007, we entered into a $150.0 million interest only first mortgage loan that is secured by the Mall at Prince Georges. The mortgage loan has an interest rate of 5.513% with a maturity date of June 1, 2017. Proceeds were used to repay outstanding borrowings under our Credit Facility. This mortgage replaced the previous mortgage on the Mall at Prince Georges that had a balance of $40.2 million and was repaid in March 2007 using funds borrowed from the Credit Facility and available working capital.

Derivatives

As of June 30, 2007 and December 31, 2006, we had a total of 13 and 16 forward-starting interest rate swap agreements, respectively, as detailed in Note 10 to our consolidated financial statements. The swap agreements that are currently outstanding have an aggregate notional amount of $400 million, and settle in 2008.

In March 2007, we settled three swaps. The settled swaps had a value of $4.3 million as of December 31, 2006 and, at the cash settlement date, we received $4.1 million in cash and recorded an unrealized loss of $0.2 million to “Other Accumulated Comprehensive Income.” The swaps were settled in anticipation of our issuance of long-term debt. Amortization of the settlement amount commenced upon the issuance of such debt and is being recorded as a decrease in interest expense over the term of the new long-term debt.

We entered into our swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of our swaps as hedges at inception and on June 30, 2007, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 10 to our consolidated financial statements).

Capital Resources

We expect to meet our short-term liquidity requirements, including recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the six months ended June 30, 2007 were $47.0 million. The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

For the remainder of 2007, we expect to spend an additional $161.5 million on previously disclosed development and redevelopment projects and new business initiatives. For the balance of the year, we anticipate funding these capital requirements with additional borrowings under our Credit Facility, which as of June 30, 2007 had $450.2 million of available borrowing capacity, or from other sources as described below.

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

Mortgage Notes

Mortgage notes payable, which are secured by 30 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.05% at June 30, 2007. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets and are not included in the table below. The following table outlines the timing of principal payments related to our mortgage notes associated with our consolidated properties as of June 30, 2007.

	Payments by Period
(in thousands of dollars)	Total	Up to 1 Year	2-3 Years	4-5 Years	More than 5 Years
Principal payments	$124,284	$11,598	$36,684	$32,056	$43,946
Balloon payments	1,530,444	—	555,573	—	974,871

Total	$1,654,728	$11,598	$592,257	$32,056	$1,018,817

In March 2007, we repaid a $40.2 million mortgage loan on the Mall at Prince Georges using funds borrowed from our Credit Facility and available working capital. Also in March 2007, we repaid the $16.5 million mortgage loan at Schuylkill Mall using proceeds from the sale of Schuylkill Mall.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2007, for the periods presented:

(in thousands of dollars)	Total	Up to 1 Year	2-3 Years	4-5 Years	More than 5 Years
Mortgages (1)	$1,654,728	$11,598	$592,257	$32,056	$1,018,817
Interest on mortgages	490,842	49,276	155,867	109,537	176,162
Credit Facility (2)	35,000	—	35,000	—	—
Senior preferred shares (3)	131,790	131,790	—	—	—
Capital leases (4)	450	111	339	—	—
Operating leases	13,272	1,397	4,797	3,494	3,584
Ground leases	26,417	515	2,060	2,060	21,782
Development and redevelopment commitments (5)	119,825	99,825	20,000	—	—
Other long-term liabilities (6)	2,502	—	2,502	—	—

Total	$2,474,826	$294,512	$812,822	$147,147	$1,220,345

(1)	Includes amounts reflected in the “Mortgage Notes” table above. Excludes the indebtedness of our unconsolidated partnerships.
(2)	The Credit Facility has a term that expires in January 2009, with an option for us to extend the term for an additional 14 months, provided that there is no event of default at that time.
(3)	Includes quarterly dividends on preferred shares to July 31, 2007. We redeemed the preferred shares on July 31, 2007.
(4)	Includes interest.
(5)	The timing of the payment of these amounts is uncertain. We estimate that a significant portion of these amounts will be paid in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.
(6)	Represents long-term incentive compensation.

Intended Investments Related to Development and Redevelopment

We intend to invest approximately $489.1 million over the next three years in connection with our development and redevelopment projects announced to date, excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects. See “Development and Redevelopment.” We also intend to invest significant additional amounts in additional development and redevelopment projects over that period. See “Capital Resources” above.

CASH FLOWS

Net cash provided by operating activities totaled $69.9 million in the first six months of 2007, compared to $75.3 million for the first six months of 2006. Net income after adjustments for non-cash revenues and expenses were $2.4 million higher in the first six months of 2007 compared to the first six months of 2006. The increase in cash flows was also impacted by executive separation costs paid in the first six months of 2006. The increase was partially offset by greater cash flows from collections of receivables in the first six months of 2006 as compared to the first six months of 2007.

Cash flows used in investing activities were $77.9 million in the first six months of 2007, compared to $117.9 million in the first six months of 2006. Investment activities in the first six months of 2007 reflect investment in construction in progress of $85.6 million and real estate improvements of $6.1 million, both of which primarily relate to our development and redevelopment activities. Investing activities in the first six months of 2007 also include $29.4 million in proceeds from the sale of Schuylkill Mall and land parcels at Magnolia Mall. Investing activities in the first six months of 2006 reflect the acquisition of land parcels in Gainesville, Florida ($21.5 million) and two former Strawbridge’s department stores at Cherry Hill Mall and Willow Grove Park ($33.5 million).

Cash flows provided by financing activities were $2.0 million in the first six months of 2007, compared to $43.9 million in the first six months of 2006. Cash provided by financing activities for the six months ended June 30, 2007 were primarily affected by $281.0 million raised through the sale of exchangeable senior notes and $150.0 million of proceeds from the financing of the mortgage loan at The Mall at Prince Georges. Portions of these cash flows were applied toward $297.0 million of net Credit Facility repayment, mortgage note repayments of $55.7 million, dividends and distributions of $53.8 million, purchase of capped call agreements of $12.3 million, and principal installments on mortgage notes payable of $11.5 million. Financing activities in the first six months of 2006 included the financings of mortgage loans on Woodland Mall and Valley Mall.

Cash flows generated from discontinued operations have been included within the three reporting categories above.

COMMITMENTS

At June 30, 2007, we had $119.8 million of contractual obligations to complete current development and redevelopment projects. Total remaining costs for the particular projects with such commitments are $396.2 million. We expect to finance these amounts through borrowings under our Credit Facility or through various other capital sources. See “Liquidity and Capital Resources – Capital Resources.”

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2007, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2007, our consolidated debt portfolio consisted of $35.0 million borrowed under our Credit Facility, which bears interest at LIBOR plus the applicable margin, $1,674.8 million in fixed-rate mortgage notes, including $20.1 million of mortgage debt premium, and $287.5 million of 4.00% exchangeable senior notes due 2012.

Mortgage notes payable, which are secured by 30 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.05% at June 30, 2007. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate
2007	$11,598	6.56%	—		—
2008	$527,758	7.27%	—		—
2009	$64,449	6.01%	$35,000	(2)	6.37	%(3)
2010	$15,567	5.64%	—		—
2011	$16,488	5.65%	—		—
2012 and thereafter	$1,306,316	5.47%	—		—

(1)	Based on the weighted average stated interest rate of the respective mortgages and the exchangeable senior notes as of June 30, 2007.
(2)	Our Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time.
(3)	Based on the weighted average interest rate in effect as of June 30, 2007.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward-starting interest rate swap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $52.3 million at June 30, 2007. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $54.2 million at June 30, 2007. Based on the variable-rate debt included in our debt portfolio as of June 30, 2007, a 100 basis point increase in interest rates would result in an additional $0.4 million in interest annually. A 100 basis point decrease would reduce interest incurred by $0.4 million annually. The variable rate debt included in our debt portfolio is incurred under our Credit Facility, which bears interest at LIBOR plus the applicable margin.

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

As of June 30, 2007 and December 31, 2006, we had a total of 13 and 16 forward-starting interest rate swap agreements, respectively, as detailed in Note 10 to our consolidated financial statements. The swap agreements that are currently outstanding have an aggregate notional amount of $400 million, and settle in 2008.

A forward-starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on June 30, 2007, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133. See Note 10 to our unaudited consolidated financial statements.

Because the information presented above includes only those exposures that exist as of June 30, 2007, it does not consider those changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

Item 4.	Controls and Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. We have a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, and have concluded as follows:

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

In June 2007, the Company filed a complaint in the Circuit Court of the State of Florida alleging that the Alachua County Board of Supervisors (the “County”) violated provisions of Florida law in its denial of the Company’s application to develop a mixed-use development project known as “Springhills” on Company-owned land in Alachua County, Florida. The Company acquired the approximately 540 acre site in February 2006 for $21.5 million.

The complaint alleges that the County violated provisions of Florida’s “sunshine law” in its consideration of the project, and that the County’s stated reasons for the denial of the Company’s development applications were a pretext and, in fact, resulted from the Company’s refusal to accede to the County’s demand for payment and construction by the Company of public transportation facilities, the need for which are not reasonably attributable to the proposed Company development, and for which there is no rational nexus or rough proportionality. Further, the complaint alleges that the North Central Regional Florida Planning Council conducted the transportation study relied upon by the County in its determination in a manner inconsistent with an agreed upon pre-application methodology.

The complaint requests that the County be enjoined from relying on any of the bases used as a pretext, and that the County and the regional planning commission be enjoined from relying on the transportation study. The requested relief would invalidate the denial of the Company’s development application.

The ultimate disposition of this proceeding cannot be predicted and the Company is not in a position to indicate when or if the Springhills project will be constructed.

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

Unregistered Offerings

On June 22, 2007, we issued 15,000 common shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2007 and the average price paid per share. All of the purchases reflected in the table were pursuant to our employees’ use of shares to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares. The table also shows the aggregate dollar amount of shares that may be repurchased under the Company’s existing share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2007	—	$—	—	$—
May 1 – May 31, 2007	—	—	—	—
June 1 – June 30, 2007	—	—	—	—

Total	—	$—	—	$91,600,000

(1)	On October 31, 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions until the end of 2007, subject to the authority of the Board of Trustees to terminate the program earlier. There were no program repurchases during the six months ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Holders of Certificates of Beneficial Interest of the Company was held on May 31, 2007. At that meeting, (1) Messrs. Edward A. Glickman, Ira Lubert and George Rubin and Ms. Rosemarie Greco were reelected to the Company’s Board of Trustees as Class C trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2010 and until their respective successors are elected and qualified; (2) the 2008 Restricted Share Plan for Non-Employee Trustees was approved; and (3) KPMG LLP was ratified as the Company’s registered public accountant for 2007. At the 2007 Annual Meeting, 31,573,839 votes were cast for Mr. Glickman, 30,421,659 votes were cast for Mr. Lubert, 30,407,485 votes were cast for Mr. George Rubin, and 31,661,760 votes were cast for Ms. Greco. Under the Company’s Trust Agreement, votes cannot be cast against a candidate. The holders of 639,906 shares withheld authority to vote for Mr. Glickman, 1,792,086 shares withheld authority to vote for Mr. Lubert, 1,806,260 shares withheld authority to vote for Mr. George Rubin, and 551,985 shares withheld authority to vote for Ms. Greco. The holders of 31,872,709 shares voted for the selection of KPMG LLP as the Company’s registered public accountant for 2007, 289,359 shares voted against the selection of KPMG LLP and 51,676 shares abstained from voting for or against the selection of KPMG LLP. The holders of 23,324,318 shares voted for the 2008 Restricted Share Plan for Non-Employee Trustees, 1,794,116 shares voted against the 2008 Restricted Share Plan for Non- Employee Trustees, 219,555 shares abstained from voting for or against the 2008 Restricted Share Plan for Non- Employee Trustees. There were 6,875,756 broker non-votes in connection with the approval of the 2008 Restricted Share Plan for Non-Employee Trustees.

In addition to Messrs. Glickman, Lubert and George Rubin and Ms. Greco, the continuing members of the Company’s Board of Trustees following the 2007 Annual Meeting include Messrs. Cohen, Coradino, D’Alessio, Javitch, Korman, Mazziotti, Pasquerilla, Roberts and Ronald Rubin.

Item 6.	Exhibits

4.1	Indenture dated May 8, 2007 among PREIT Associates, L.P., as issuer, Pennsylvania Real Estate Investment Trust, as guarantor, and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

4.2	Form of 4.00% Exchangeable Senior Note due 2012, filed as Exhibit 4.2 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.1	Registration Rights Agreement dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 4.3 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.2	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Merrill Lynch Financial Markets, Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.3	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Citibank, N.A., filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.4	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and UBS AG, London Branch, filed as Exhibit 10.3 to the Current Report on Form 8-K dated May 10, 2007, is incorporated herein by reference.

10.5	Promissory Note, dated May 17, 2007, in the principal amount of $150.0 million, issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 21, 2007 is incorporated herein by reference.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: August 3, 2007	By:	/s/ Ronald Rubin
Ronald Rubin
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)