Form 10-Q
period 2007-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2007-11-07
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at November 1, 2007: 38,952,042

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$2,960,023	$2,909,862
Construction in progress	320,494	216,892
Land held for development	5,616	5,616

Total investments in real estate	3,286,133	3,132,370
Accumulated depreciation	(375,013)	(306,893)

Net investments in real estate	2,911,120	2,825,477

INVESTMENTS IN PARTNERSHIPS, at equity:	36,895	38,621

OTHER ASSETS:
Cash and cash equivalents	23,548	15,808
Rents and other receivables (net of allowance for doubtful accounts of $11,550 and $11,120 at September 30, 2007 and December 31, 2006, respectively)	38,812	46,065
Intangible assets (net of accumulated amortization of $129,413 and $108,545 at September 30, 2007 and December 31, 2006, respectively)	112,519	139,117
Deferred costs and other assets	99,916	79,120
Assets held for sale	—	1,401

Total assets	$3,222,810	$3,145,609

LIABILITIES:
Mortgage notes payable	$1,649,278	$1,572,908
Debt premium on mortgage notes payable	16,930	26,663
Exchangeable senior notes	287,500	—
Credit Facility	245,000	332,000
Corporate notes payable	1,148	1,148
Tenants’ deposits and deferred rents	12,568	12,098
Distributions in excess of partnership investments	55,215	63,439
Accrued expenses and other liabilities	113,674	93,656
Liabilities related to assets held for sale	—	34

Total liabilities	2,381,313	2,101,946

MINORITY INTEREST:	66,979	114,363

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000 shares authorized; issued and outstanding 38,664 shares at September 30, 2007 and 36,947 shares at December 31, 2006, respectively	38,664	36,947
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475 shares authorized, issued and outstanding at December 31, 2006	—	25
Capital contributed in excess of par	805,811	917,322
Accumulated other comprehensive income	10,055	7,893
Distributions in excess of net income	(80,012)	(32,887)

Total shareholders’ equity	774,518	929,300

Total liabilities, minority interest and shareholders’ equity	$3,222,810	$3,145,609

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Real estate revenue:
Base rent	$71,547	$70,644	$213,300	$210,909
Expense reimbursements	33,369	33,951	101,028	99,544
Percentage rent	1,289	1,433	4,922	5,196
Lease termination revenue	690	440	1,408	2,583
Other real estate revenue	3,985	4,518	11,638	12,704

Total real estate revenue	110,880	110,986	332,296	330,936
Management company revenue	854	545	1,827	1,832
Interest and other income	535	566	2,323	1,452

Total revenue	112,269	112,097	336,446	334,220

EXPENSES:
Property operating expenses:
CAM and real estate taxes	(31,620)	(31,408)	(95,116)	(92,429)
Utilities	(6,886)	(6,886)	(19,055)	(17,965)
Other operating expenses	(5,968)	(6,759)	(17,263)	(19,214)

Total property operating expenses	(44,474)	(45,053)	(131,434)	(129,608)
Depreciation and amortization	(32,743)	(30,807)	(96,970)	(91,421)
Other expenses:
General and administrative expenses	(9,888)	(9,567)	(31,314)	(29,817)
Executive separation	—	—	—	(3,985)
Income taxes and other	(109)	(142)	(520)	(383)

Total other expenses	(9,997)	(9,709)	(31,834)	(34,185)
Interest expense	(24,866)	(24,041)	(72,338)	(72,319)

Total expenses	(112,080)	(109,610)	(332,576)	(327,533)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	189	2,487	3,870	6,687
Equity in income of partnerships	1,148	1,044	3,272	4,075
Gains on sales of interests in real estate	—	—	579	—
Gains on sales of non-operating real estate	247	166	1,731	381

Income before minority interest and discontinued operations	1,584	3,697	9,452	11,143
Minority interest	(103)	(395)	(884)	(1,221)

Income from continuing operations	1,481	3,302	8,568	9,922
Income (loss) from discontinued operations:
Operating results from discontinued operations	19	(31)	(118)	(2,386)
Gain on sale of discontinued operations	—	1,414	6,699	1,414
Minority interest	(1)	(141)	(691)	98

Income (loss) from discontinued operations	18	1,242	5,890	(874)

Net income	1,499	4,544	14,458	9,048
Redemption of preferred shares	13,347	—	13,347	—
Dividends on preferred shares	(1,134)	(3,403)	(7,941)	(10,209)

Net income available (loss allocable) to common shareholders	$13,712	$1,141	$19,864	$(1,161)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS (LOSS) PER SHARE:	2007	2006	2007	2006
Income from continuing operations	$1,481	$3,302	$8,568	$9,922
Redemption of preferred shares	13,347	—	13,347	—
Dividends on preferred shares	(1,134)	(3,403)	(7,941)	(10,209)

Income (loss) from continuing operations allocable to common shareholders	13,694	(101)	13,974	(287)
Dividends on unvested restricted shares	(272)	(247)	(815)	(796)

Income (loss) from continuing operations used to calculate earnings per share	$13,422	$(348)	$13,159	$(1,083)

Income (loss) from discontinued operations used to calculate earnings per share	$18	$1,242	$5,890	$(874)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.35	$(0.01)	$0.35	$(0.03)
Income (loss) from discontinued operations	0.00	0.03	0.16	(0.02)

	$0.35	$0.02	$0.51	$(0.05)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.35	$(0.01)	$0.35	$(0.03)
Income (loss) from discontinued operations	0.00	0.03	0.16	(0.02)

	$0.35	$0.02	$0.51	$(0.05)

Weighted average shares outstanding-basic	38,181	36,282	37,219	36,189
Effect of common shares equivalents	295	—	363	—

Weighted average shares outstanding-diluted	38,476	36,282 (1)	37,582	36,189 (1)

(1)	For the three and nine month periods ended September 30, 2006, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents is excluded from the calculation of diluted income (loss) per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$14,458	$9,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,433	68,132
Amortization	15,865	17,750
Straight-line rent adjustments	(1,515)	(2,119)
Provision for doubtful accounts	2,083	2,669
Amortization of deferred compensation	5,208	4,657
Minority interest	1,575	1,123
Gains on sales of interests in real estate	(9,009)	(1,794)
Change in assets and liabilities:
Net change in other assets	(1,238)	1,160
Net change in other liabilities	194	15,189

Net cash provided by operating activities	101,054	115,815

Cash Flows from Investing Activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(11,280)	(34,969)
Investments in consolidated real estate improvements	(13,589)	(25.006)
Additions to construction in progress	(144,742)	(108,950)
Investments in partnerships	(9,497)	(1,519)
Decrease (increase) in cash escrows	5,049	(961)
Capitalized leasing costs	(3,502)	(3,458)
Additions to leasehold improvements	(811)	(570)
Cash distributions from partnerships in excess of equity in income	2,998	55,454
Cash proceeds from sales of consolidated real estate investments	31,486	9,039

Net cash used in investing activities	(143,888)	(110,940)

Cash Flows from Financing Activities:
Proceeds from sale of exchangeable senior notes	281,031	—
Proceeds from mortgage notes payable	150,000	246,500
Repayment of mortgage notes payable	(56,663)	—
Net repayment of Credit Facility	(87,000)	(65,500)
Repayment of corporate notes payable	—	(94,400)
Principal installments on mortgage notes payable	(16,967)	(17,083)
Cash proceeds from settlement of interest rate swap agreements	4,069	—
Payment of deferred financing costs	(3,511)	(1,358)
Purchase of capped calls	(12,578)	—
Shares of beneficial interest issued	13,845	4,940
Shares of beneficial interest repurchased	(12,427)	(2,545)
Operating partnership units redeemed	(78)	(352)
Redemption of preferred shares	(129,955)	—
Distributions paid to common shareholders	(64,271)	(62,789)
Distributions paid to preferred shareholders	(8,659)	(10,209)
Distributions paid to operating partnership unit holders and minority partners	(6,262)	(6,587)

Net cash provided by (used in) financing activities	50,574	(9,383)

Net change in cash and cash equivalents	7,740	(4,508)
Cash and cash equivalents, beginning of period	15,808	21,642

Cash and cash equivalents, end of period	$23,548	$17,134

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. As of September 30, 2007, the Company’s portfolio consisted of a total of 55 properties. The Company’s retail portfolio contains 49 properties in 13 states and includes 38 shopping malls and 11 power and strip centers. The ground-up development portion of the Company’s portfolio contains six properties in four states, with three classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and one classified as other.

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2007, the Company held a 93.5% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

3.	REAL ESTATE ACTIVITIES:

Investments in real estate as of September 30, 2007 and December 31, 2006 were comprised of the following:

(in thousands of dollars)	September 30, 2007	December 31, 2006
Buildings, improvements and construction in progress	$2,749,372	$2,599,499
Land, including land held for development	536,761	532,871

Total investments in real estate	3,286,133	3,132,370
Accumulated depreciation	(375,013)	(306,893)

Net investments in real estate	$2,911,120	$2,825,477

Acquisition

In August 2007, the Company purchased a land parcel in Monroe Township, Pennsylvania for $5.5 million. The Company intends to develop this land and other land owned by the Company in the area into a power center to be known as Monroe Marketplace.

Dispositions

In August 2007, the Company sold undeveloped land adjacent to Wiregrass Commons for $2.1 million. The Company recorded a $0.3 million gain on this sale.

In May 2007, the Company sold an outparcel and related land improvements at Plaza at Magnolia for $11.3 million. The Company recorded a $1.5 million gain on the sale.

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

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Real estate revenue	$19	$1,528	$1,056	$4,785
Expenses:
Property operating expenses	—	(907)	(823)	(2,695)
Interest expense	—	(300)	(136)	(914)
Depreciation and amortization	—	(352)	(215)	(3,562)

Total expenses	—	(1,559)	(1,174)	(7,171)

Operating results from discontinued operations	19	(31)	(118)	(2,386)
Gain on sale of discontinued operations	—	1,414	6,699	1,414
Minority interest	(1)	(141)	(691)	98

Income (loss) from discontinued operations	$18	$1,242	$5,890	$(874)

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

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition of a property are capitalized if the acquisition of the property or if the acquisition of an option to acquire the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to expense when it is no longer probable that the property will be acquired.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Development and redevelopment:
Salaries and benefits	$603	$723	$1,591	$1,707
Real estate taxes	$520	$1,089	$1,818	$1,328
Interest	$4,455	$2,799	$11,883	$6,154

Leasing:
Salaries and benefits	$1,011	$1,115	$3,502	$3,458

4.	INVESTMENTS IN PARTNERSHIPS:

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of September 30, 2007 and December 31, 2006:

(in thousands of dollars)	September 30, 2007	December 31, 2006
ASSETS:
Investments in real estate, at cost:
Operating properties	$345,807	$344,909
Construction in progress	34,786	8,312

Total investments in real estate	380,593	353,221
Accumulated depreciation	(84,486)	(75,860)

Net investments in real estate	296,107	277,361
Cash and cash equivalents	634	5,865
Deferred costs and other assets, net	29,807	26,535

Total assets	326,548	309,761

LIABILITIES AND PARTNERS’ EQUITY/DEFICIT:
Mortgage notes payable	379,325	382,082
Other liabilities	24,995	18,418

Total liabilities	404,320	400,500

Net deficit	(77,772)	(90,739)

Partners’ share	38,399	44,961

Company’s share	(39,373)	(45,778)
Excess investment (1)	14,588	14,211
Advances	6,466	6,749

Net deficit and advances	$(18,319)	$(24,818)

Investment in partnerships, at equity	$36,896	$38,621
Distributions in excess of partnership investments	(55,215)	(63,439)

Net investments and advances	$(18,319)	$(24,818)

(1)

Excess investment represents the unamortized difference of the Company’s investment over the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties within the partnership, and the amortization is included in “Equity in income of partnerships.”

The following table summarizes the Company’s share of equity in income of partnerships for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Real estate revenue	$16,977	$16,528	$50,542	$48,974

Expenses:
Property operating expenses	(5,097)	(4,582)	(15,225)	(14,143)
Interest expense	(6,053)	(6,489)	(18,406)	(16,149)
Depreciation and amortization	(3,303)	(3,234)	(9,881)	(10,137)

Total expenses	(14,453)	(14,305)	(43,512)	(40,429)

Net income	2,524	2,223	7,030	8,545
Partners’ share	(1,262)	(1,111)	(3,515)	(4,272)

Company’s share	1,262	1,112	3,515	4,273
Amortization of excess investment	(114)	(68)	(243)	(198)

Equity in income of partnerships	$1,148	$1,044	$3,272	$4,075

In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only are required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. In August 2007, the partnership that owns the mall exercised the first one-year extension option.

In November 2005, the Company and its partner acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, the Company and its partner, an affiliate of Kravco Simon Investments, L.P. and Simon Property Group, Inc. obtained a $76.5 million mortgage loan. The interest rate on the loan is 1.10% over LIBOR, or 1.275% over LIBOR for any period during which the Strawbridge’s retail department store has ceased to be open for business and before another anchor retail department store opens for business in that space. The mortgage loan had a term of two years, and the borrowers have three one-year extension options. In September 2007, the partnership that owns the mall exercised the first one-year extension option.

5.	FINANCING ACTIVITY:

Credit Facility

The Company’s $500.0 million Credit Facility can be increased to $650.0 million under prescribed conditions, and bears interest at a rate between 0.95% and 1.40% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. The Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time. The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type. See Note 4 to the audited financial statements of the Company for the year ended December 31, 2006 contained in the Current Report on Form 8-K filed July 16, 2007. As of September 30, 2007, the Company was in compliance with all of these debt covenants.

As of September 30, 2007, $245.0 million was outstanding under the Credit Facility. The Company pledged $16.7 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $238.3 million at September 30, 2007. The weighted average effective interest rate based on amounts borrowed was 7.30% and 6.90% for the three and nine month periods ended September 30, 2007, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at September 30, 2007 was 6.70%.

Exchangeable Senior Notes

In May 2007, the Company, through its Operating Partnership, completed the sale of $287.5 million aggregate principal amount exchangeable senior notes due 2012. The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under the Company’s Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes.

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

Mortgage Activity

In May 2007, the Company entered into a $150.0 million interest only first mortgage loan that is secured by the Mall at Prince Georges in Hyattsville, Maryland. The mortgage loan has an interest rate of 5.513% with a maturity date of June 1, 2017. Proceeds of the mortgage loan were used to reduce the Company’s borrowings under the Credit Facility. The Company repaid the previous mortgage on The Mall at Prince Georges of $40.2 million in March 2007 using funds borrowed from its Credit Facility and available working capital.

6.	COMPREHENSIVE INCOME:

The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Net income	$1,499	$4,544	$14,458	$9,048
Unrealized gain (loss) on derivatives	(12,635)	(19,788)	2,287	3,741
Other comprehensive income	9	9	27	27

Total comprehensive income (loss)	$(11,127)	$(15,235)	$16,772	$12,816

7.	CASH FLOW INFORMATION:

Cash paid for interest was $78.4 million (net of capitalized interest of $11.9 million) and $81.9 million (net of capitalized interest of $6.2 million) for the nine months ended September 30, 2007 and 2006, respectively.

On June 6, 2007, the Company issued 1,580,211 common shares of beneficial interest in exchange for a like number of OP Units in a transaction with an entity that is an affiliate of Mark Pasquerilla, a trustee of the Company.

8.	RELATED PARTY TRANSACTIONS:

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or their immediate families and affiliated entities have direct or indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2007, and $0.2 million and $0.8 million for the three and nine month periods ended September 30, 2006, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years. Total rent expense under this lease was $0.3 million and $1.0 million, respectively, for each of the three and nine month periods ended September 30, 2007 and 2006.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $23,000 and $35,000 in the three and nine months ended September 30, 2007, respectively, and $6,000 and $24,000 in the three and nine months ended September 30, 2006, respectively, for flight time used by employees on Company-related business.

On June 6, 2007, the Company issued 1,580,211 common shares of beneficial interest in exchange for a like number of OP Units. The shares were issued to an entity that is an affiliate of Mark Pasquerilla, a trustee of the Company.

9.	COMMITMENTS AND CONTINGENCIES:

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2007, the remainder to be paid against such contractual and other commitments was $131.4 million, which is expected to be financed through the Credit Facility, other unsecured indebtedness or through short-term construction loans.

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

Financial instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of financial instruments are recognized currently in earnings, unless the financial instrument meets the criteria for hedge accounting contained in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). If the financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the financial instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

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

As of September 30, 2007 and December 31, 2006, the Company had 13 and 16 forward-starting interest rate swap agreements, respectively, as detailed below.

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

The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on September 30, 2007 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2007 and December 31, 2006. All of the instruments presented below are cash flow swaps. The notional amounts at September 30, 2007 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks. All of the instruments that are outstanding as of September 30, 2007 have an effective date of September 10, 2008 and a cash settlement date of December 10, 2008.

Notional Value		Fair Value at September 30, 2007	Fair Value at December 31, 2006	Interest Rate
$50 million	(1)	N/A	$1.8 million	4.6830%
50 million	(1)	N/A	1.8 million	4.6820%
20 million	(1)	N/A	0.7 million	4.7025%
50 million		$1.7 million	1.3 million	4.8120%
50 million		1.8 million	1.5 million	4.7850%
20 million		0.7 million	0.5 million	4.8135%
45 million		1.5 million	1.2 million	4.8135%
10 million		0.3 million	0.3 million	4.8400%
50 million		1.8 million	1.4 million	4.7900%
25 million		0.8 million	0.7 million	4.8220%
50 million		(0.2) million	(0.5) million	5.3380%
25 million		(0.2) million	(0.3) million	5.3500%
25 million		(0.2) million	(0.3) million	5.3550%
20 million		(0.2) million	(0.3) million	5.3750%
15 million		(0.1) million	(0.2) million	5.3810%
15 million		(0.1) million	(0.2) million	5.3810%

Total		$7.6 million	$9.4 million

(1)	These swaps were settled in March 2007 resulting in a payment to the Company of $4.1 million.

As of September 30, 2007 and December 31, 2006, the net estimated unrealized gain attributed to the cash flow hedges was $7.6 million and $9.4 million, respectively, and has been included in deferred costs and other assets and accumulated other comprehensive income in the accompanying consolidated balance sheets. The decrease in the aggregate value from December 31, 2006 to September 30, 2007 is due to the three swaps settled in March 2007, partially offset by the change in value resulting in part from an increase in market interest rates during the first nine months of 2007.

11.	PREFERRED SHARE REDEMPTION:

On July 31, 2007, the Company redeemed all of its 2,475,000, 11% non-convertible senior preferred shares for $131.8 million, or $52.50 per preferred share plus accrued and unpaid dividends to the redemption date. The preferred shares were issued in November 2003 in connection with the Company’s merger (the “Merger”) with Crown American Realty Trust (“Crown”), and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, the Company borrowed $131.8 million under its Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price is included in “Income Available to Common Shareholders.”

12.	COMMON SHARE REPURCHASE PROGRAM:

In October 2005, the Company’s Board of Trustees (the “Board”) authorized a program to repurchase up to $100.0 million of the Company’s common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions. The Company may fund repurchases under the program from multiple sources, including up to $50.0 million from its Credit Facility. The Company is not required to repurchase any shares under the program. The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of the Company’s common shares and market conditions, among other factors.

Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company accounts for the purchase price of the shares repurchased as a reduction to shareholder’s equity and is allocated between retained earnings, shares of beneficial interest and capital contributed in excess of par as required.

From January 1 through September 30, 2007, the Company repurchased 152,500 shares at an average price of $35.67, or an aggregate purchase price of $5.4 million. The cumulative amount of shares repurchased from inception of the program to September 30, 2007 was 371,200 shares at an average price of $37.15, or an aggregate purchase price of $13.8 million.

As of September 30, 2007, the remaining authorized amount for share repurchases under this program was $86.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the Mid-Atlantic region or in the eastern half of the United States. Our operating portfolio currently consists of a total of 55 properties. The retail portion of our portfolio contains 49 properties in 13 states and includes 38 shopping malls and 11 power and strip centers. The ground-up development portion of our portfolio contains six properties in four states, with three classified as power centers, two classified as “mixed use” (a combination of retail and other uses) and one classified as other. The retail properties have a total of 33.7 million square feet, of which we and partnerships or tenancy in common arrangements (collectively, “partnerships”) in which we own an interest own 25.6 million square feet. The retail properties that we consolidate for financial reporting purposes have 29.3 million square feet, of which we own 22.8 million square feet. Properties that are owned by unconsolidated partnerships with third parties (see below) have 4.4 million square feet, of which 2.8 million square feet are owned by such partnerships.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of September 30, 2007, held a 93.5% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 49 operating retail properties in our portfolio through unconsolidated partnerships with third parties in which we own a 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Our net income available to common shareholders was $19.9 million for the nine months ended September 30, 2007, an increase of $21.1 million from a loss allocable to common shareholders of $1.2 million for the nine months ended September 30, 2006. The increase in net income available to common shareholders for the nine months ended September 30, 2007 was largely due to the impact of the preferred share redemption, including a decrease in dividends on preferred shares. Also, the results for the nine months ended September 30, 2007 include gains of $9.8 million resulting from sales of discontinued operations, an operating retail parcel and several non-operating real estate parcels. The 2006 results were impacted by separation expenses associated with the retirement of a Vice Chairman of the Company in the first quarter of 2006 that did not recur in 2007, and the impact in March 2006 of $2.8 million of depreciation and amortization from one property that was reclassified from discontinued operations to continuing operations.

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

Acquisition

In August 2007, we purchased a 116 acre land parcel in Monroe Township, Pennsylvania for $5.5 million. We intend to develop this land and other land owned by us in the area into a power center to be known as Monroe Marketplace.

Dispositions

In August 2007, we sold 47 acres of undeveloped land adjacent to Wiregrass Commons for $2.1 million. We recorded a $0.3 million gain on this sale.

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

Valley View Downs

On October 1, 2007, the Company entered into an amendment to its October 2004 agreement with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) with respect to the development of a proposed harness racetrack and casino in western Pennsylvania.

Under the original October 2004 agreement, (i) the Company made certain payments and agreed to make additional payments to Valley View, (ii) Valley View agreed to purchase certain parcels located in Beaver County, Pennsylvania and enter into options to acquire certain other parcels, (iii) the Company agreed to acquire this aggregated property and lease it to Valley View pursuant to a ground lease, (iv) Valley View and PRI agreed to enter into a development agreement pursuant to which PRI would provide customary management services for all aspects of the development and construction phases of the racing and gaming facilities on the property, and (v) the parties agreed to enter into other definitive documents to implement the provisions of the agreement.

Under the Amendment, the Company has waived and terminated its rights to purchase the property contemplated for the racetrack and casino or to purchase an alternative location, and its right to ground lease such site to Valley View. The Company will be repaid the $983,000 it paid to Valley View in connection with the original agreement, with interest from the date of the Amendment, in 24 equal consecutive monthly installments beginning on the earlier of (i) a date sixty days after the start of casino operations (“Alternative Gaming”), if any, at the property, or (ii) October 1, 2014. Valley View has obtained a harness racing license from the Pennsylvania Horse Racing Commission. However, there can be no assurance that Valley View will be successful in obtaining an Alternative Gaming license from the Pennsylvania Gaming Control Board. The Company will not own the property or the improvements on the property, nor will the Company have any ownership interest in the assets of Valley View, including Valley View’s harness racing license or any Alternative Gaming licenses awarded to Valley View.

In consideration of the Company’s waiver and termination, Valley View or Centaur or the affiliate of either that receives the Alternative Gaming license will pay the Company $57.0 million over nine years, payable $250,000 per month from March 1, 2010 to February 1, 2019, including a final payment of $30.0 million payable on March 1, 2019.

In addition, Valley View has entered into a development agreement with PRI. Under this development agreement, PRI will provide customary management services for all aspects of the development and construction phases of the racetrack and casino. The fee for such services will be $3.0 million, payable as follows: $125,000 per month will accrue beginning October 1, 2007 through September 1, 2009 and will be paid $75,000 per month beginning April 1, 2009 to and including August 1, 2009; thereafter, Valley View will pay $500,000 per month beginning on September 1, 2009 to and including January 1, 2010, and a final payment of $125,000 on February 1, 2010.

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

Development and Redevelopment

We are engaged in the ground-up development of six retail and other mixed-use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. As of September 30, 2007, we had incurred $143.5 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $98.2 million in the aggregate, excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

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

The following table sets forth the amount of our intended investment in each ground-up development project:

Development Project	Estimated Project Cost	Invested as of September 30, 2007
New Garden Town Center	$82.1 million	$37.6 million
Sunrise Plaza (Lacey Retail Center)	39.1 million	30.6 million
New River Valley Center	29.2 million	24.6 million
Monroe Marketplace	61.6 million	21.0 million
Springhills	To be determined	28.4 million
Pavilion at Market East(1)	To be determined	1.3 million

$143.5 million

(1)	The property is unconsolidated. The amount shown represents our share.

We are engaged in the redevelopment of 10 of our consolidated properties and one of our unconsolidated properties, and expect to increase the number of such projects in the future. These projects may include the introduction of residential, office or other uses to our properties.

The following table sets forth the amount of our intended investment for each redevelopment project:

Project	Estimated Project Cost	Invested as of September 30, 2007
Cherry Hill Mall	$197.7 million	$42.4 million
Plymouth Meeting Mall	83.9 million	32.8 million
Willow Grove Park	39.1 million	25.8 million
New River Valley Mall	26.0 million	25.1 million
Voorhees Town Center	60.7 million	24.9 million
Magnolia Mall	18.5 million	15.4 million
Lehigh Valley Mall (1)	22.2 million	15.2 million
North Hanover Mall	35.1 million	13.8 million
Beaver Valley Mall	9.2 million	8.1 million
Moorestown Mall	13.7 million	3.6 million
Jacksonville Mall	4.0 million	2.3 million

	$510.1 million	$209.4 million

(1)	The property is unconsolidated. The amounts shown represent our share.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional services providers. As of September 30, 2007, the remainder to be paid against such contractual and other commitments was $131.4 million, which, during the construction phase, is expected to be financed through our Credit Facility, other unsecured debt or through short-term construction loans. The development and redevelopment projects on which these commitments have been made have total remaining estimated costs of $403.4 million. In connection with our completed redevelopment and development projects, we expect to seek longer-term, fixed-rate mortgages when projects are completed and the properties are stabilized.

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

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or their immediate families and affiliated entities have direct or indirect ownership interests. Total revenues earned by PRI for such services were $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2007, and $0.2 million and $0.8 million for the three and nine month periods ended September 30, 2006.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.3 million and $1.0 million, respectively, for each of the three and nine month periods ended September 30, 2007 and 2006.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $23,000 and $35,000 in the three and nine months ended September 30, 2007, respectively, and $6,000 and $24,000 in the three and nine months ended September 30, 2006, respectively, for flight time used by employees on Company-related business.

On June 6, 2007, we issued 1,580,211 common shares of beneficial interest in exchange for a like number of units of Class B limited partnership interest. The shares were issued to an entity that is an affiliate of Mark Pasquerilla, a trustee of the Company.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 and 2006

Overview

Our results of operations for the three and nine months ended September 30, 2007 and 2006 were significantly affected by ongoing redevelopment initiatives that were in various stages at 10 of our consolidated mall properties and one of our unconsolidated properties. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. Tenants may be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property may be taken out of retail use during the redevelopment, and some space may only be made available for short periods of time pending scheduled renovation. The increase in net income available to common shareholders for the three and nine months ended September 30, 2007 was due to the impact of the preferred share redemption, including a decrease in dividends on preferred shares. Also, the results in 2007 include gains of $9.8 million resulting from sales of discontinued operations, an operating retail parcel and several non-operating real estate parcels. The 2006 results were impacted by separation expenses associated with the retirement of a Vice Chairman of the Company in the first quarter of 2006 that did not recur in 2007, and the impact in March 2006 of $2.8 million of depreciation and amortization from one property that was reclassified from discontinued operations to continuing operations.

The table below sets forth occupancy statistics for our consolidated properties as of September 30, 2007 and 2006:

	Occupancy As of September 30,
	2007		2006
Retail portfolio weighted average:
Total including anchors	90.8	%(1)	90.3	%(1)
Excluding anchors	88.4%		87.9%
Enclosed malls weighted average:
Total including anchors	90.0	%(1)	89.2	%(1)
Excluding anchors	87.3%		86.4%
Power/strip centers weighted average:	96.2%		97.6%

(1)	Includes acquired vacant anchor stores until the space is decommissioned pending redevelopment.

The following information summarizes our results of operations for the three and nine months ended September 30, 2007 and 2006. The amounts reflected as income from continuing operations reflect income from properties wholly-owned by us or owned by partnerships that we consolidate for financial reporting purposes, with the exception of income from the properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item entitled “Equity in income of partnerships.”

	Three Months Ended September 30,		% Change 2006 to 2007
(in thousands of dollars)	2007	2006
Real estate revenue	$110,880	$110,986	—%
Property operating expenses	(44,474)	(45,053)	(1)%
Management company revenue	854	545	57%
Interest and other income	535	566	(5)%
General and administrative and other	(9,997)	(9,709)	3%
Interest expense	(24,866)	(24,041)	3%
Depreciation and amortization	(32,743)	(30,807)	6%
Equity in income of partnerships	1,148	1,044	10%
Gains on sales of non-operating real estate	247	166	49%
Minority interest	(103)	(395)	(74)%

Income from continuing operations	1,481	3,302	(55)%
Income from discontinued operations	18	1,242	(99)%

Net income	$1,499	$4,544	(67)%

	Nine Months Ended September 30,		% Change 2006 to 2007
(in thousands of dollars)	2007	2006
Real estate revenue	$332,296	$330,936	—%
Property operating expenses	(131,434)	(129,608)	1%
Management company revenue	1,827	1,832	—%
Interest and other income	2,323	1,452	60%
General and administrative and other	(31,834)	(30,200)	5%
Executive separation	—	(3,985)	—%
Interest expense	(72,338)	(72,319)	—%
Depreciation and amortization	(96,970)	(91,421)	6%
Equity in income of partnerships	3,272	4,075	(20)%
Gains on sales of interests in real estate	579	—	—%
Gains on sales of non-operating real estate	1,731	381	354%
Minority interest	(884)	(1,221)	(28)%

Income from continuing operations	8,568	9,922	(14)%
Income (loss) from discontinued operations	5,890	(874)	774%

Net income	$14,458	$9,048	60%

Real Estate Revenue

Real estate revenue decreased by $0.1 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Real estate revenue decreased primarily due to decreases of $0.6 million in expense reimbursements, $0.5 million in other revenue and $0.1 million in percentage rents, partially offset by increases of $0.9 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, and $0.2 million in lease termination revenue.

Expense reimbursements decreased by $0.6 million in the three months ended September 30, 2007, primarily due to lower reimbursable expenses and lower recovery rates at properties currently under redevelopment. Many of our properties, including those currently in redevelopment and others, are experiencing a trend toward more gross leases, which provide that tenants pay a higher base rent in lieu of contributing toward common area maintenance costs and real estate taxes, leases that pay a percentage of sales in lieu of minimum rent and rental concessions made to tenants impacted by the redevelopment activities. We expect the lower recovery rates at our redevelopment properties to improve as construction is completed, tenants take occupancy and our leasing leverage improves. Other revenue decreased by $0.5 million, primarily due to a $0.3 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding $0.3 million decrease in marketing expense, as discussed below under Property Operating Expenses. Marketing revenue is generally recognized in tandem with marketing expense. Other revenue decreased an additional $0.2 million due to a bankruptcy court distribution received from one tenant in the three months ended September 30, 2006. Base rent increased primarily due to a $1.4 million increase in rental rates and increased occupancy at recently completed redevelopment projects. These increases were partially offset by decreases in base rent at Voorhees Town Center and Moorestown Mall, two of our current redevelopment properties, which had decreases of $0.3 million and $0.2 million, respectively, for the three month period, as in-line occupancy decreased and more tenants were converted from fixed rent to percentage of sales in order to maintain occupancy during the redevelopment period. Lease termination revenue increased by $0.2 million, primarily due to $0.4 million received from one tenant in the three months ended September 30, 2007.

Real estate revenue increased by $1.4 million, or 1%, in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Real estate revenue increased primarily due to increases of $2.4 million in base rent and $1.5 million in expense reimbursements, partially offset by a $1.2 million decrease in lease termination revenue, a $1.1 million decrease in other revenue and a $0.2 million decrease in percentage rent.

Base rent increased primarily due to a $4.0 million increase in rental rates and increased occupancy at recently completed redevelopment projects. These increases were partially offset by decreases in base rent at Voorhees Town Center, Moorestown Mall and Plymouth Meeting Mall, three of our current redevelopment properties, which had decreases of $0.8 million, $0.7 million and $0.4 million, respectively, for the nine month period, as in-line occupancy decreased and more tenants were converted from fixed rent to percentage of sales in order to maintain occupancy during the redevelopment period at each property. Expense reimbursements increased by $1.5 million in the nine months ended September 30, 2007 due to higher reimbursable expenses, as discussed below under Property Operating Expenses, partially offset by decreased recoveries at some of our properties that are under redevelopment. Lease termination revenue decreased by $1.2 million, primarily due to $1.2 million received from two tenants in the nine months ended September 30, 2006. Other revenue decreased by $1.1 million, primarily due to a $0.8 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding $0.8 million decrease in marketing expense, as discussed below under Property Operating Expenses. Other revenues decreased an additional $0.2 million due to a bankruptcy court distribution received from one tenant in the nine months ended September 30, 2006.

Property Operating Expenses

Property operating expenses decreased by $0.6 million, or 1%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Property operating expenses decreased primarily due to a $0.5 million decrease in common area maintenance expense and a $0.8 million decrease in other operating expenses. These decreases were partially offset by a $0.7 million increase in real estate tax expense.

Common area maintenance expenses decreased by $0.5 million in the three months ended September 30, 2007 primarily due to decreases of $0.2 million in landscaping expense and $0.2 million in parking lot maintenance expense. Other operating expenses decreased by $0.8 million, including a $0.3 million decrease in marketing expenses, offsetting the $0.3 million decrease in marketing revenues, as discussed above under Real Estate Revenues. The marketing expense decrease resulted from marketing expenditures at some properties being deferred compared to last year, with higher expenditures anticipated over the remaining three months of 2007. In addition to the decrease in marketing expenses, other operating expenses were impacted by a $0.2 million decrease in bad debt expense, a $0.1 million decrease in professional fees and a $0.1 million decrease in grand re-opening advertising expenses.

Property operating expenses increased by $1.8 million, or 1%, in the first nine months of 2007 compared to the first nine months of 2006. Property operating expenses increased primarily due to a $1.6 million increase in common area maintenance expense, a $1.1 million increase in real estate tax expense and a $1.1 million increase in utility expense. These increases were partially offset by a $2.0 million decrease in other operating expenses.

Common area maintenance expenses increased by $1.6 million in the nine months ended September 30, 2007 primarily due to an increase of $1.2 million in snow removal expense. Snowfall amounts increased during the first three months of 2007 compared to the first three months of 2006, at our properties located in Pennsylvania and New Jersey in particular. Real estate tax expense increased by $1.1 million, including a $0.4 million increase resulting from property value reassessments at two of our recently completed redevelopment properties. Utility expense increased by $1.1 million in the nine months ended September 30, 2007 due to an increase in energy consumption at some of our properties as a result of colder temperatures compared to the nine months ended September 30, 2006. Other operating expenses decreased by $2.0 million, including a $0.8 million decrease in marketing expenses, offsetting the $0.8 million decrease in marketing revenues, as discussed above under Real Estate Revenues. The marketing expense decrease resulted from marketing expenditures at some properties being deferred compared to last year, with higher expenditures anticipated over the remaining three months of 2007. In addition to the marketing expense decrease, other operating expenses decreased due to a $0.4 million decrease in recoverable tenant service expense (offset by a $0.4 million decrease in recoverable tenant service income), a $0.4 million decrease in bad debt expense and a $0.3 million decrease in professional fees.

General and Administrative Expenses and Other

General and administrative expenses increased $0.3 million, or 3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was due to a $0.6 million increase in compensation expense due to salary increases, incentive compensation, and increased headcount, offset by a $0.3 million decrease in other miscellaneous expenses.

General and administrative expenses increased $1.5 million, or 5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due to a $1.8 million increase in compensation expense, offset by a $0.3 million decrease in professional fees.

Executive Separation

Executive separation expense in the nine months ended September 30, 2006 represents a $4.0 million expense related to separation costs associated with the retirement of Jonathan Weller, a former Vice Chairman of the Company.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.9 million, or 6%, in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to a higher asset base resulting from capital improvements, particularly at properties where we have recently completed redevelopments.

Depreciation and amortization expense increased by $5.5 million, or 6%, in the first nine months of 2007 compared to the first nine months of 2006. This increase was primarily due to a higher asset base resulting from capital improvements, particularly at properties where we have recently completed redevelopments.

Interest Expense

Interest expense increased $0.8 million, or 3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase resulted from a $1.2 million increase due to increased borrowings under the Credit Facility and the issuance of senior exchangeable notes (a weighted average balance of $443.9 million in the third quarter of 2007 as compared to $259.3 million in the third quarter of 2006) partially offset by a $0.4 million decrease in interest paid on mortgage loans outstanding during the three months ended September 30, 2007 and 2006 due to principal amortization.

Interest expense was unchanged for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. A $0.9 million increase in interest expense due to increased average borrowings under the Credit Facility and the issuance of senior exchangeable notes (a weighted average balance of $395.1 million for the nine months ended September 30, 2007 as compared to $274.6 million for the nine months ended September 30, 2006) was offset by a $0.9 million decrease in interest paid on mortgage loans outstanding during the nine months ended September 30, 2007 and 2006 due to principal amortization.

Gains on Sales of Real Estate

Gains on sales of interests in real estate were $0.6 million for the nine months ended September 30, 2007, due to the sale of an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in May 2007. There were no gains on sales of interests in real estate for the three months ended September 30, 2007 or for the three and nine months ended September 30, 2006.

Gains on sales of non-operating real estate was $0.2 million for each of the three month periods ended September 30, 2007 and 2006, and $1.7 million and $0.4 million, respectively, for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 include a gain of $1.5 million on the sale of a parcel and related land improvements at Plaza at Magnolia in May 2007 and a gain of $0.3 million on the sale of land adjacent to Wiregrass Commons in August 2007.

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $6.7 million for the nine months ended September 30, 2007, due to the sale of Schuylkill Mall in March 2007. There were no gains on sales of discontinued operations for the nine months ended September 30, 2006.

Discontinued Operations

The Company has presented as discontinued operations the operating results of Schuylkill Mall, which was sold in March 2007, and South Blanding Village, which was sold in September 2006.

Property operating results and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Operating results from discontinued operations	$19	$(31)	$(118)	$(2,386)
Gain on sale of discontinued operations	—	1,414	6,699	1,414
Minority interest	(1)	(141)	(691)	98

Income (loss) from discontinued operations	$18	$1,242	$5,890	$(874)

NET OPERATING INCOME

Net operating income (a non-GAAP measure) is derived from real estate revenues (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes management company revenues, interest and other income, general and administrative expenses, interest expense, depreciation and amortization and gains on sales of interests in real estate.

The following tables present net operating income results for the three and nine months ended September 30, 2007 and 2006. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) include the results of properties that have undergone or were undergoing redevelopment during the applicable periods, and excludes properties acquired or disposed of during the periods presented:

	Three months ended September 30, 2007			Three months ended September 30, 2006			% Change 2007 vs. 2006
(in thousands of dollars)	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Same Store		Total
Real estate revenue	$119,319	$44	$119,363	$119,204	$1,574	$120,778	—%		(1	) %
Property operating expenses	(47,064)	16	(47,048)	(47,340)	(914)	(48,254)	(1	) %	(3	) %

Net operating income	$72,255	$60	$72,315	$71,864	$660	$72,524	1%		—%

	Nine months ended September 30, 2007			Nine months ended September 30, 2006			% Change 2007 vs. 2006
(in thousands of dollars)	Same Store	Non-Same Store	Total	Same Store	Non-Same Store	Total	Same Store		Total
Real estate revenue	$357,418	$1,206	$358,624	$355,285	$4,923	$360,208	1%		—%
Property operating expenses	(139,073)	(849)	(139,922)	(136,667)	(2,710)	(139,377)	2%		—%

Net operating income	$218,345	$357	$218,702	$218,618	$2,213	$220,831	—%		(1)%

Primarily because of the items discussed above under “Real Estate Revenue” and “Property Operating Expenses,” total net operating income decreased by $0.2 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Same Store net operating income increased by $0.4 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Non-Same Store net operating income decreased by $0.6 million.

Primarily because of the items discussed above under “Real Estate Revenue” and “Property Operating Expenses,” total net operating income decreased by $2.1 million in the first nine months of 2007 compared to the first nine months of 2006. Same Store net operating income decreased by $0.3 million in the first nine months of 2007 compared to the first nine months of 2006. Non-Same Store net operating income decreased by $1.9 million.

The following information is provided to reconcile net income to net operating income:

	Three month period ended September 30,		Nine month period ended September 30,
(in thousands of dollars)	2007	2006	2007	2006
Net income	$1,499	$4,544	$14,458	$9,048
Adjustments:
Depreciation and amortization:
Wholly-owned and consolidated partnerships	32,743	30,807	96,970	91,421
Unconsolidated partnerships	1,714	1,679	5,127	5,255
Discontinued operations	—	352	215	3,562
Interest expense:
Wholly-owned and consolidated partnerships	24,866	24,041	72,338	72,319
Unconsolidated partnerships	3,028	3,247	9,208	8,083
Discontinued operations	—	300	136	914
Minority interest	104	536	1,575	1,123
Gain on sale of discontinued operations	—	(1,414)	(6,699)	(1,414)
Gains on sales of interests in real estate	—	—	(579)	—
Gains on sales of non-operating real estate	(247)	(166)	(1,731)	(381)
Other expenses	9,997	9,709	31,834	30,200
Executive separation	—	—	—	3,985
Management company revenue	(854)	(545)	(1,827)	(1,832)
Interest and other income	(535)	(566)	(2,323)	(1,452)

Net operating income	$72,315	$72,524	$218,702	$220,831

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations, which is a non-GAAP measure, as income before gains and losses on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. We compute Funds From Operations by taking the amount determined pursuant to the NAREIT definition and subtracting dividends on preferred shares (“FFO”). FFO includes the effect of the Company’s redemption of all of its 11% non-convertible senior preferred shares in July 2007.

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

FFO was $47.7 million for the three months ended September 30, 2007, an increase of $15.2 million, or 47%, compared to $32.5 million for the three months ended September 30, 2006. FFO per share increased $0.36 to $1.16 for the three months ended September 30, 2007, compared to FFO per share of $0.80 for the three months ended September 30, 2006. FFO for the third quarter of 2007 includes the $13.3 million impact of the Company’s July 2007 redemption of its preferred shares.

FFO was $114.8 million for the first nine months of 2007, an increase of $17.7 million, or 18%, compared to $97.1 million for the first nine months of 2006. FFO per share increased $0.42 to $2.79 for the first nine months of 2007, compared to FFO per share of $2.37 for the first nine months of 2006. FFO for the first nine months of 2007 includes, in addition to the effect of the Company’s redemption of its preferred shares, a $1.5 million gain from a parcel sale at The Plaza at Magnolia in Florence, South Carolina, and $0.8 million of condemnation proceeds at Capital City Mall in Harrisburg, Pennsylvania. FFO for the first nine months of 2006 was affected by $4.0 million executive separation expenses associated with the retirement of Jonathan B. Weller, formerly a Vice Chairman of the Company.

The shares used to calculate FFO per share include common shares and OP Units not held by us. FFO per share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands, except per share amounts)	Three months ended September 30, 2007	Per diluted share and OP Unit	Three months ended September 30, 2006	Per diluted share and OP Unit
Net income	$1,499	$0.04	$4,544	$0.11
Minority interest	104	—	536	0.01
Dividends on preferred shares	(1,134)	(0.03)	(3,403)	(0.08)
Redemption of preferred shares	13,347	0.33	—	—
Gains on sale of discontinued operations	—	—	(1,414)	(0.03)
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	32,178	0.78	30,241	0.74
Unconsolidated partnerships	1,714	0.04	1,679	0.04
Discontinued operations	—	—	352	0.01

Funds from operations (2)	$47,708	$1.16	$32,535	$0.80

Weighted average number of shares outstanding	38,181		36,282
Weighted average effect of full conversion of OP Units	2,694		4,081
Effect of common share equivalents (3)	295		560

Total weighted average shares outstanding, including OP Units	41,170		40,923

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $0.6 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively.
(3)	For the three months ended September 30, 2006, there are net losses allocable to common shareholders from continuing operations, so there is no impact of common share equivalents on the calculation of diluted income (loss) per share for this period. However, common share equivalents are included in the calculation of FFO per share.

(in thousands, except per share amounts)	Nine months ended September 30, 2007	Per diluted share and OP Unit	Nine months ended September 30, 2006	Per diluted share and OP Unit
Net income	$14,458	$0.35	$9,048	$0.22
Minority interest	1,575	0.04	1,123	0.03
Dividends on preferred shares	(7,941)	(0.19)	(10,209)	(0.25)
Redemption of preferred shares	13,347	0.32	—	—
Gains on sales of interests in real estate	(579)	(0.01)	—	—
Gain on sale of discontinued operations	(6,699)	(0.16)	(1,414)	(0.04)
Depreciation and amortization:
Wholly-owned and consolidated partnerships (1)	95,275	2.31	89,747	2.19
Unconsolidated partnerships	5,127	0.12	5,255	0.13
Discontinued operations	215	0.01	3,562	0.09

Funds from operations (2)	$114,778	$2.79	$97,112	$2.37

Weighted average number of shares outstanding	37,219		36,189
Weighted average effect of full conversion of OP Units	3,610		4,125
Effect of common share equivalents (3)	363		590

Total weighted average shares outstanding, including OP Units	41,192		40,904

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rents of $1.5 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.
(3)	For the nine months ended September 30, 2006, there are net losses allocable to common shareholders from continuing operations, so there is no impact of common share equivalents on the calculation of diluted income (loss) per share for these periods. However, common share equivalents are included in the calculation of FFO per share.

PREFERRED SHARE REDEMPTION

On July 31, 2007, the Company redeemed all of its 2,475,000 11% non-convertible senior preferred shares for $131.8 million, or $52.50 per preferred share plus accrued and unpaid dividends to the redemption date. The preferred shares were issued in November 2003 in connection with the Company’s merger (the “Merger”) with Crown American Realty Trust (“Crown”), and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, the Company borrowed $131.8 million under its Credit Facility. The $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price is included in “Income Available to Common Shareholders.”

COMMON SHARE REPURCHASE PROGRAM

In October 2005, our Board of Trustees (“the Board”) authorized a program to repurchase up to $100.0 million of our common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions. We may fund repurchases under the program from multiple sources, including up to $50.0 million from our Credit Facility. We are not required to repurchase any shares under the program. The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of our common shares and market conditions, among other factors.

Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we account for the purchase price of the shares repurchased as a reduction to shareholders’ equity.

From January 1, 2007 through September 30, 2007 we repurchased 152,500 shares at an average price of $35.67, or an aggregate purchase price of $5.4 million. The cumulative amount of shares repurchased from inception of the program to September 30, 2007 was 371,200 shares at an average price of $37.15, or an aggregate purchase price of $13.8 million.

As of September 30, 2007, the remaining authorized amount for share repurchases under this program was $86.2 million.

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

As of September 30, 2007, $245.0 million was outstanding under the Credit Facility. We pledged $16.7 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to us was $238.3 million at September 30, 2007. The weighted average effective interest rate based on amounts borrowed was 7.30% and 6.90% for the three and nine month period ended September 30, 2007. The weighted average interest rate on outstanding Credit Facility borrowings at September 30, 2007 was 6.70%.

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

The Credit Facility contains affirmative and negative covenants customarily found in facilities of this type. As of September 30, 2007, we were in compliance with all of these covenants.

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

Financing Activity

The following table sets forth a summary of significant mortgage, corporate note, exchangeable note, and Credit Facility activity for the nine months ended September 30, 2007:

(in thousands of dollars)	Mortgage Notes Payable	Exchangeable Notes	Credit Facility	Corporate Notes Payable	Total
Balance at January 1, 2007	$1,572,908	$—	$332,000	$1,148	$1,906,056
Exchangeable Notes issuance	—	287,500	(281,000)		6,500
The Mall at Prince Georges mortgage financing	150,000		(143,000)		7,000
Preferred Shares Redemption	—	—	131,800	—	131,800
Schuylkill Mall mortgage repayment	(16,461)	—	—	—	(16,461)
The Mall at Prince Georges mortgage repayment	(40,202)	—	—		(40,202)
Principal amortization	(16,967)	—	—	—	(16,967)
Capital expenditures and other uses	—	—	205,200	—	205,200

Balance at September 30, 2007	$1,649,278	$287,500	$245,000	$1,148	$2,182,926

In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. We own an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only are required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. In August 2007, the partnership that owns the mall exercised the first one-year extension option.

In November 2005, we and our partner acquired Springfield Mall in Springfield, Pennsylvania, with 0.6 million square feet, for $103.5 million. To partially finance the acquisition costs, we and our partner, an affiliate of Kravco Simon Investments, L.P. and Simon Property Group, Inc. obtained a $76.5 million mortgage loan. The interest rate on the loan is 1.10% over LIBOR, or 1.275% over LIBOR for any period during which the Strawbridge’s retail department store has ceased to be open for business and before another anchor retail department store opens for business in that space. The mortgage loan had a term of two years, and the borrowers have three one-year extension options. In September 2007, the partnership that owns the mall exercised the first one-year extension option.

Derivatives

As of September 30, 2007 and December 31, 2006, we had a total of 13 and 16 forward-starting interest rate swap agreements, respectively, as detailed in Note 10 to our consolidated financial statements. The swap agreements that are currently outstanding have an aggregate notional amount of $400.0 million, and settle in 2008.

We entered into our swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of our swaps as hedges at inception and on September 30, 2007, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 10 to our consolidated financial statements).

Capital Resources

We expect to meet our short-term liquidity requirements, including recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the nine months ended September 30, 2007 were $70.5 million. The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes in general, local or retail industry economic, financial, credit market or competitive conditions, leading to a reduction in real estate revenues or cash flows or an increase in expenses;

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

For the remainder of 2007, we expect to spend an additional $73.5 million on previously disclosed development and redevelopment projects. For the balance of the year, we anticipate funding these capital requirements with additional borrowings under our Credit Facility, which as of September 30, 2007 had $238.3 million of available borrowing capacity, or from other sources as described below.

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

In general, as credit markets tighten, we might encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. In addition, the following are some of the potential impediments to accessing additional funds under the Credit Facility:

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

Mortgage Notes

Mortgage notes payable, which are secured by 30 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.05% at September 30, 2007. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets and are not included in the table below. The following table outlines the timing of principal payments related to our mortgage notes associated with our consolidated properties as of September 30, 2007.

	Payments by Period
(in thousands of dollars)	Total	Up to 1 Year	2-3 Years	4-5 Years	More than 5 Years
Principal payments	$118,780	$6,259	$36,688	$32,085	$43,748
Balloon payments	1,530,498	—	555,574	—	974,924

Total	$1,649,278	$6,259	$592,262	$32,085	$1,018,672

In March 2007, we repaid a $40.2 million mortgage loan on the Mall at Prince Georges using funds borrowed from our Credit Facility and available working capital. Also in March 2007, we repaid the $16.5 million mortgage loan at Schuylkill Mall using proceeds from the sale of Schuylkill Mall.

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2007, for the periods presented:

(in thousands of dollars)	Total	Up to 1 Year	2-3 Years	4-5 Years	More than 5 Years
Mortgages (1)	$1,649,278	$6,259	$592,262	$32,085	$1,018,672
Interest on mortgages	466,132	24,566	155,867	109,537	176,162
Credit Facility (2)	245,000	—	245,000	—	—
Exchangeable senior notes	287,500	—	—	—	287,500
Corporate notes	1,148	1,148	—	—	—
Capital leases (3)	385	46	339	—	—
Operating leases	12,922	699	4,996	3,621	3,606
Ground leases	26,159	257	2,060	2,060	21,782
Development and redevelopment commitments (4)	131,418	111,418	20,000	—	—
Other long-term liabilities (5)	2,707	—	2,707	—	—

Total	$2,822,649	$144,393	$1,023,231	$147,303	$1,507,722

(1)	Includes amounts reflected in the “Mortgage Notes” table above. Excludes the indebtedness of our unconsolidated partnerships.
(2)	The Credit Facility has a term that expires in January 2009, with an option for us to extend the term for an additional 14 months, provided that there is no event of default at that time.
(3)	Includes interest.
(4)	The timing of the payment of these amounts is uncertain. We estimate that a significant portion of these amounts will be paid in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.
(5)	Represents long-term incentive compensation.

Intended Investments Related to Development and Redevelopment

We intend to invest approximately $398.9 million over the next three years in connection with our development and redevelopment projects announced to date, excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects. See “Development and Redevelopment.” We also intend to invest significant additional amounts in additional development and redevelopment projects over that period. See “Capital Resources” above.

CASH FLOWS

Net cash provided by operating activities totaled $101.1 million in the first nine months of 2007, compared to $115.8 million for the first nine months of 2006. Net income after adjustments for non-cash revenues and expenses was $2.6 million higher in the first nine months of 2007 compared to the first nine months of 2006, as executive separation paid in 2006 offset the decrease in real estate net operating income in 2007 compared to 2006.

Cash flows used in investing activities were $143.9 million in the first nine months of 2007, compared to $110.9 million in the first nine months of 2006. Investing activities in the first nine months of 2007 reflect investment in construction in progress of $144.7 million and real estate improvements of $13.6 million, both of which primarily relate to our development and redevelopment activities. Investing activities in 2007 also include $31.5 million in proceeds from the sale of Schuylkill Mall and land parcels at Magnolia Mall, New River Valley Mall and Wiregrass Commons. Investing activities in the first nine months of 2006 reflect the acquisition of land parcels in Gainesville, Florida ($21.5 million) and two former Strawbridge’s department stores at Cherry Hill Mall and Willow Grove Park ($33.5 million).

Cash flows provided by financing activities were $50.6 million in the first nine months of 2007, compared to $9.4 million used in the first nine months of 2006. Cash provided by financing activities for the first nine months of 2007 were primarily affected by $281.0 million raised through the sale of exchangeable senior notes and $150.0 million of proceeds from the mortgage loan on The Mall at Prince Georges. Portions of these cash flows were applied toward $87.0 million of net Credit Facility repayment, mortgage note repayments of $56.7 million, dividends and distributions of $79.2 million, purchase of capped call agreements of $12.3 million in connection with the exchangeable senior notes, and principal installments on mortgage notes payable of $17.0 million. The Company also used $130.0 million to redeem its 2,475,000 11% non-convertible senior preferred shares excluding paid and accrued dividends. Financing activities in the first nine months of 2006 included new mortgage loans on Woodland Mall and Valley Mall.

Cash flows generated from discontinued operations have been included within the three reporting categories above.

COMMITMENTS

At September 30, 2007, we had $131.4 million of contractual obligations to complete current development and redevelopment projects. Total remaining estimated costs for the particular projects with such commitments are $403.4 million. We expect to finance these amounts through borrowings under our Credit Facility or through various other capital sources. See “Liquidity and Capital Resources – Capital Resources.”

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2007, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial, credit market and political conditions, including changes in interest rates or the possibility of war or terrorist attacks;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes in the retail industry, including consolidation and store closings;

•	concentration of our properties in the Mid-Atlantic region;

•	risks relating to development and redevelopment activities, including construction and receipt of government and tenant approvals;

•	our ability to effectively manage several redevelopment and development projects simultaneously, including projects involving mixed uses;

•	our ability to maintain and increase property occupancy and rental rates;

•	our dependence on our tenants’ business operations and their financial stability;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	our short-term and long-term liquidity position;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2007, our consolidated debt portfolio consisted of $245.0 million borrowed under our Credit Facility, which bears interest at LIBOR plus the applicable margin, $1,649.3 million in fixed-rate mortgage notes, including $16.9 million of mortgage debt premium, and $287.5 million of 4.00% exchangeable senior notes due 2012.

Mortgage notes payable, which are secured by 30 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.05% at September 30, 2007. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate(1)	Principal Payments		Weighted Average Interest Rate
2007	$6,259	6.58%	—		—
2008	$527,755	7.27%	—		—
2009	$64,507	6.01%	$245,000	(2)	6.70	%(3)
2010	$15,587	5.65%	—		—
2011	$16,498	5.65%	—		—
2012 and thereafter	$1,306,172	5.47%	—		—

(1)	Based on the weighted average stated interest rate of the respective mortgages and the exchangeable senior notes as of September 30, 2007.
(2)	Our Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time.
(3)	Based on the weighted average interest rate in effect as of September 30, 2007.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward-starting interest rate swap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the net financial instrument position of $46.3 million at September 30, 2007. A 100 basis point decrease in market interest rates would result in an increase in the net financial instrument position of $47.7 million at September 30, 2007. Based on the variable-rate debt included in our debt portfolio as of September 30, 2007, a 100 basis point increase in interest rates would result in an additional $2.5 million in interest annually. A 100 basis point decrease would reduce interest incurred by $2.5 million annually. The variable rate debt included in our debt portfolio is incurred under our Credit Facility, which bears interest at LIBOR plus the applicable margin.

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

As of September 30, 2007 and December 31, 2006, we had a total of 13 and 16 forward-starting interest rate swap agreements, respectively, as detailed in Note 10 to our consolidated financial statements. The swap agreements that are currently outstanding have an aggregate notional amount of $400.0 million, and settle in 2008.

A forward-starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on September 30, 2007, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133. See Note 10 to our unaudited consolidated financial statements.

Because the information presented above includes only those exposures that exist as of September 30, 2007, it does not consider those changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

Item 4.	Controls and Procedures.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. We have a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, and have concluded as follows:

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

In June 2007, the Company filed a complaint in the Circuit Court of the State of Florida alleging that the Alachua County Board of Supervisors (the “County”) violated provisions of Florida law in its denial of the Company’s application to develop a mixed-use development project known as “Springhills” on Company-owned land in Alachua County, Florida. The Company acquired the approximately 540 acre site in February 2006 for $21.5 million. The Company had $28.4 million invested in this project as of September 30, 2007.

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

Unregistered Offerings

On September 4, 2007, we issued 17,000 common shares in return for an equal number of Class A Units tendered for redemption by a limited partner of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

After the end of the quarter, on or about October 22, 2007, we issued an aggregate of 286,721 common shares in return for an equal amount of Class A and Class B units tendered for redemption by three limited partners of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2007 and the average price paid per share. The purchases reflected in the table were pursuant to our share repurchase program as well as employees’ use of shares to pay the exercise price of options and to pay the withholding taxes payable upon the exercise of options or the vesting of restricted shares. The table also shows the aggregate dollar amount of shares that may be repurchased under the Company’s existing share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2007	438	$41.01	—	$91,600,000
August 1 – August 31, 2007	152,500	35.67	152,500	86,160,000
September 1 – September 30, 2007	145,044	37.55	—	—

Total	297,982	$39.53	152,500	$86,160,000

(1)	On October 31, 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions until the end of 2007.

Item 6.	Exhibits.

3.1	Amended and Restated Trust Agreement of Pennsylvania Real Estate Investment Trust filed as Exhibit 3.1 to the Current Report on Form 8-K dated July 26, 2007 is incorporated herein by reference.

3.2	Amended and Restated Bylaws of Pennsylvania Real Estate Investment Trust filed as Exhibit 3.2 to the Current Report on Form 8-K dated July 26, 2007 is incorporated herein by reference.

10.1	Pennsylvania Real Estate Investment Trust 2007-2009 Restricted Share Unit Program (established under the Pennsylvania Real Estate Investment Trust 2003 Equity Incentive Plan), filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated February 21, 2007 is incorporated herein by reference.

10.2	Form of Restricted Share Units and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.3 to the Current Report on Form 8-K/A dated February 21, 2007 is incorporated herein by reference.

10.3	Amendment No. 1 to the Pennsylvania Real Estate Investment Trust 2006 – 2008 Restricted Share Unit Program filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 25, 2007 is incorporated herein by reference.

10.4	Amendment No. 1 to the Pennsylvania Real Estate Investment Trust 2007 – 2009 Restricted Share Unit Program filed as Exhibit 10.2 to the Current Report on Form 8-K dated July 25, 2007 is incorporated herein by reference.

10.5	Form of Amendment to Restricted Share Units and Dividend Equivalent Rights Award Agreement under Pennsylvania Real Estate Investment Trust’s 2006 – 2008 and 2007 – 2009 Restricted Share Unit Programs filed as Exhibit 10.3 to the Current Report on Form 8-K dated July 25, 2007 is incorporated herein by reference.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: November 7, 2007	By:	/s/ Ronald Rubin
Ronald Rubin
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)