Form 10-K
period 2007-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2008-02-29
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2007, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $1.58 billion. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On February 22, 2008, 39,303,617 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PE NNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2007, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or the possibility of war or terrorist attacks;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes in the retail industry, including consolidation and store closings;

•	concentration of our properties in the Mid-Atlantic region;

•	risks relating to development and redevelopment activities, including risks associated with construction and receipt of governmental and tenant approvals;

•	our ability to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost;

•	our ability to simultaneously manage several redevelopment and development projects, including projects involving mixed use;

•	our ability to maintain and increase property occupancy and rental rates;

•	our dependence on our tenants’ business operations and their financial stability;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	our short- and long-term liquidity position;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors.” We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Definitions

Except as the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Annual Report on Form 10-K to “PREIT Associates” refer to PREIT Associates, L.P. References in this Annual Report on Form 10-K to “PRI” refer to PREIT-RUBIN, Inc., which is a taxable REIT subsidiary of the Company.

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

Junior anchors: smaller versions of anchors, typically with 20,000 to 40,000 square feet, with a variety of tenant categories, including sporting goods, discount clothing, electronics, home décor, linens, pet supply, furniture and office supply.

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

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 55 properties. Our portfolio contains 51 retail properties in 13 states and includes 38 shopping malls and 13 power and strip centers. The retail properties have a total of approximately 34.2 million square feet. The retail properties we consolidate for financial reporting purposes have a total of approximately 29.7 million square feet, of which we own approximately 23.3 million square feet. Our retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. We are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. We are the sole general partner of PREIT Associates and, as of December 31, 2007, held a 94.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships or tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the balance of the properties ranges from 40% to 50% (for eight partnership properties) up to 100%. See “Item 2. Properties – Retail Properties.”

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

RECENT DEVELOPMENTS

Redevelopment

In 2007 and 2006, we substantially completed redevelopment projects at malls which, taken together, constitute approximately 38% of the total GLA that we own. We also made significant progress in the continuing redevelopment projects at several of the other malls in our portfolio, including three of our largest projects: Cherry Hill Mall in Cherry Hill, New Jersey, Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Voorhees Town Center in Voorhees, New Jersey. We expect to continue to selectively engage in redevelopment projects at our mall properties in the future. These projects might include the introduction of residential, office or other uses to our properties.

The following table sets forth the amount of our intended investment and amount invested as of December 31, 2007 for each on-going redevelopment project:

Redevelopment Project	Estimated Project Cost	Invested as of December 31, 2007
Cherry Hill Mall	$197.7 million	$56.7 million
Plymouth Meeting Mall	83.9 million	39.8 million
Willow Grove Park	39.1 million	32.2 million
Voorhees Town Center	79.3 million	27.6 million
North Hanover Mall	35.1 million	22.4 million
Lehigh Valley Mall (1)	22.2 million	19.5 million
Moorestown Mall	13.7 million	5.9 million
Jacksonville Mall	8.3 million	3.5 million

$207.6 million

(1)	The property is unconsolidated. The amounts shown represent our share. The redevelopment project at this property was substantially completed in the fourth quarter of 2007.

Redevelopment projects were completed in 2007 and 2006 at the following properties:

Mall	Location
Capital City Mall	Camp Hill, PA
Patrick Henry Mall	Newport News, VA
Cumberland Mall	Vineland, NJ
Lycoming Mall	Pennsdale, PA
Francis Scott Key Mall	Frederick, MD
Valley View Mall	La Crosse, WI
Mall at Prince Georges	Hyattsville, MD
Viewmont Mall	Scranton, PA
Wyoming Valley Mall	Wilkes-Barre, PA
Beaver Valley Mall	Monaca, PA
Magnolia Mall	Florence, SC
New River Valley Mall	Christiansburg, VA
Lehigh Valley Mall(1)	Allentown, PA

(1)	The property is unconsolidated. The redevelopment project at this property was substantially completed in the fourth quarter of 2007.

Development

During 2007, we were under construction at the following development projects: Monroe Marketplace in Selinsgrove, Pennsylvania, New River Valley Center in Christiansburg, Virginia, and Sunrise Plaza (formerly Lacey Retail Center), in Forked River, New Jersey. We also have some projects that continue to be in earlier stages of the development process, including New Garden Town Center in New Garden Township, Pennsylvania, Pavilion at Market East in Philadelphia, Pennsylvania and Springhills in Gainesville, Florida. As of December 31, 2007, we had incurred $152.2 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $231.3 million in the aggregate (including costs already incurred), excluding the Springhills and Pavilion at Market East projects, because details of those projects and the related costs have not been determined.

The following table sets forth the amount of our intended investment and amounts invested as of December 31, 2007 in each ground-up development project:

Development Project	Estimated Project Cost	Invested as of December 31, 2007	Actual/Expected Initial Occupancy Date
Operating Properties:
New River Valley Center	$29.2 million	$26.5 million	2007
Sunrise Plaza (previously identified as Lacey Retail Center)	39.1 million	32.5 million	2007

Development Properties:
Monroe Marketplace	80.9 million	23.6 million	2008
New Garden Town Center	82.1 million	38.8 million	2009
Springhills	To be determined	29.4 million	To be determined
Pavilion at Market East(1)	To be determined	1.4 million	To be determined

		$152.2 million

(1)	The property is unconsolidated. The amount shown represents our share.

We also revised our agreement with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) with respect to the development of a proposed harness racetrack and casino in western Pennsylvania. Under the amendment, we waived and terminated our rights to purchase the property contemplated for the racetrack and casino or to purchase an alternative location, and our right to ground lease the site to Valley View. In consideration of our waiver and termination, Valley View, Centaur or an affiliate of either that receives the alternative gaming license for which it applied will pay us $57.0 million over nine years, payable in installments from 2010 until 2019. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions, Dispositions, Redevelopment, and Development Activities. In addition, Valley View has entered into a development agreement with PRI. Under this development agreement, PRI will provide customary management services for all aspects of the development and construction phases of the racetrack and casino. The fee for such services will be $3.0 million, payable over approximately two years.

Acquisitions

In August 2007, we purchased a 116 acre land parcel in Monroe Township, Pennsylvania for $5.5 million. This property, which we named Monroe Marketplace, is currently under development.

In August 2007, we purchased Plymouth Commons, a 60,000 square foot office building adjacent to the Plymouth Meeting Mall, for $9.2 million.

Financing and Capital Markets Activity

Exchangeable Senior Notes

In May 2007, we, through PREIT Associates, completed the sale of $287.5 million aggregate principal amount of exchangeable senior notes due 2012. The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under our Credit Facility, the cost of the capped call transactions related to the issuance of the notes, and for other general corporate purposes.

The notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of PREIT Associates. Interest payments are due on June 1 and December 1 of each year, began on December 1, 2007 and will continue until the maturity date of June 1, 2012. PREIT Associates’ obligations under the notes are fully and unconditionally guaranteed by us.

The notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the notes for exchange, the notes will be exchangeable for cash equal to the principal amount of the notes and, with respect to any excess exchange value above the principal amount of the notes, at our option, for cash, our common shares or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of notes, or $54.64 per share.

The notes will be exchangeable only under certain circumstances. Prior to maturity, PREIT Associates may not redeem the notes except to preserve our status as a REIT. If we undergo certain change of control transactions at any time prior to maturity, holders of the notes may require PREIT Associates to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date, and there is a mechanism for holders to receive any excess exchange value.

In connection with the offering of the notes, we and PREIT Associates entered into capped call transactions with affiliates of the initial purchasers of the notes. These agreements effectively increase the exchange price of the notes to $63.74 per share.

Preferred Share Redemption

On July 31, 2007, we redeemed all of our 11% non-convertible senior preferred shares for $129.9 million, or $52.50 per preferred share plus accrued and unpaid dividends to the redemption date of $1.9 million. The preferred shares were issued in November 2003 in connection with our merger with Crown American Realty Trust (“Crown”), and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the merger were substantially complete. In order to finance the redemption, we borrowed $131.8 million under our Credit Facility.

Mortgage Activity

In May 2007, we entered into a $150.0 million interest-only first mortgage loan that is secured by the Mall at Prince Georges in Hyattsville, Maryland. The mortgage loan has an interest rate of 5.513% with a maturity date of June 1, 2017. Proceeds of the mortgage loan were used to reduce our borrowings under the Credit Facility. We repaid the previous mortgage on the Mall at Prince Georges of $40.2 million in March 2007 using funds borrowed from our Credit Facility and available working capital.

Credit Facility Amendment

In February 2007, we entered into an amendment to our Credit Facility that added PRI as a borrower and modified certain of the financial covenants in the Credit Facility as follows: (a) decreased the minimum ratio of EBITDA to Interest Expense to 1.70:1, from 1.80:1; (b) decreased the minimum ratio of Adjusted EBITDA to Fixed Charges to 1.40:1, from 1.50:1, for periods ending on or before December 31, 2008, after which time the ratio will return to 1.50:1; and (c) decreased the minimum ratio of EBITDA to Indebtedness to 0.0975:1, from 0.115:1, for periods ending on or before December 31, 2008, after which time the ratio will be 0.1025:1.

Dispositions

In March 2007, we sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. We recorded a $6.7 million gain on the sale. In connection with the sale, we repaid the mortgage note associated with Schuylkill Mall, which had a balance of $16.5 million at closing.

In May 2007, we sold an outparcel and related land improvements at Plaza at Magnolia in Florence, South Carolina for $11.3 million. We recorded a $1.5 million gain on the sale.

In May 2007, we sold an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in Christiansburg, Virginia for $1.6 million. We recorded a $0.6 million gain on the sale.

In August 2007, we sold undeveloped land adjacent to Wiregrass Commons Mall in Dothan, Alabama for $2.1 million. We recorded a $0.3 million gain on the sale.

In December 2007, we sold undeveloped land in Monroe Township, Pennsylvania for $0.8 million to Target Corporation. There was no gain or loss recorded on the sale.

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

CLASSIFICATION OF MALLS BY SALES PER SQUARE FOOT

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of in-line mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have a high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might currently be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of our redevelopments of our malls is to increase the average sales per square foot of the properties and thus potentially its Class, and correspondingly its rental income and cash flows, in order to maximize the value of the property.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, development, redevelopment, acquisition and leasing of retail shopping malls and power and strip centers. Many of our malls and centers are located in middle markets, as determined by various population and demographic measures, in the eastern half of the United States, primarily in the Mid-Atlantic region.

Our operating real estate portfolio currently consists of 38 shopping malls and 13 power and strip centers in 13 states. The retail properties have a total of approximately 34.2 million square feet, of which we and partnerships in which we own an interest own approximately 26.2 million square feet. See “Item 2. Properties.”

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

The largest mall in our retail portfolio, excluding the two individual components of The Gallery at Market East in Philadelphia, Pennsylvania, contains approximately 1.2 million square feet and 115 stores, and the smallest contains approximately 0.4 million square feet and 54 stores. The power centers in our retail portfolio range from 140,000 to 780,000 square feet, while the strip centers range from 230,000 square feet to 275,000 square feet.

We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay base rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue. Also, our leases generally provide that the tenant will reimburse us for certain expenses for common area maintenance (CAM), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the retail properties. The proportion of the expenses for which tenants are responsible is generally related to the tenant’s pro rata share of space at the property. In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants and junior anchors or large format retailers.

BUSINESS STRATEGY

Our primary objective is to maximize the long term value of the Company for our shareholders. To that end, our business goals are to obtain the highest possible rental income, tenant sales and occupancy at our properties in order to maximize our cash flows, funds from operations, funds available for distribution to shareholders, and other operating measures and results, and ultimately to maximize the values of our properties. To achieve these goals, our strategies are to:

•

Increase the potential value of properties in our portfolio by redeveloping them. If we believe that a property is not achieving its potential, we engage in a focused leasing effort in order to increase the property’s performance. If we believe the property has the potential to support a more significant redevelopment project, we consider a formal redevelopment plan. Our redevelopment efforts are intended to increase the value of the property, and might include mixed uses. Our redevelopments are designed to increase customer traffic and attract retailers, which can, in turn, lead to increases in sales, occupancy levels and rental rates. Our efforts to maximize a property’s potential can also serve to maintain or improve that property’s competitive position.

•

Actively manage and aggressively lease and market the properties in our portfolio. We intensely manage our properties in an effort to maximize and maintain occupancy and optimize the mix of tenants and thereby attract customers and increase sales by mall tenants. Sales gains can increase tenant satisfaction and make our properties attractive to our tenants and prospective tenants, which can increase the rent we receive from our properties.

•

Pursue ground-up development of additional retail and mixed use projects that we expect can meet the financial hurdles we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, cost estimation and project management to develop new retail and mixed use properties in trade areas that we believe have sufficient demand for those properties to generate cash flows that meet the financial thresholds we establish in the given environment.

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

The tactics we use in our efforts to increase the potential value of properties include:

•	remerchandising the tenant mix to capitalize on the economy and demographics of the property’s trade area;

•	creating a diversified anchor mix including fashion, value-oriented and traditional department stores;

•	attracting non-traditional junior anchors and mall tenants to draw more customers to the property;

•	generating synergy by introducing lifestyle components to mall properties; and

•	redirecting traffic flow and creating additional space for in-line stores by relocating food courts.

We subject each of our properties to a rigorous assessment of its merchandising potential, which has included an analysis of the property’s trade area and its existing tenants and merchandise offerings. For some of our properties located in middle markets, these assessments have indicated that there is local consumer demand for the lower price point merchandise that is available from certain large format retailers. The combination of consumer demand for this merchandise, the merchants’ need for additional locations and our interest in generating customer traffic at our properties, albeit at rent that is below rent paid by in-line stores, have led us to include these large format retailers in many of our redevelopment plans.

We are currently involved in the redevelopment of seven of our consolidated properties and one unconsolidated property, and we expect to engage in additional redevelopment projects in the future. As of December 31, 2007, we have invested $207.6 million in these eight projects. Currently, we intend to invest an additional $271.7 million to complete these projects. These projects might include the introduction of residential, office or other uses to our properties in an effort to maximize the value of our properties. For information regarding project investment to date and expected costs for each project, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Acquisitions, Dispositions, Redevelopment and Development Activities – Development and Redevelopment.”

Redevelopments are frequently a significant undertaking, involving many of the same steps and requiring many of the same skills as new development or new construction. These steps and skills might include site planning, architectural design, engineering, interior design, acquiring adjacent land or properties, obtaining zoning and other approvals and permits, addressing requirements for additional parking, obtaining existing anchor approvals and relocating anchors and other mall tenants. The redevelopment of a particular property might involve construction of new interior space, renovation of existing interior space, updating interior décor and lighting, installing new floor coverings, changing or replacing facades, adding or relocating entrances, incorporating updated and consistent signage, resurfacing parking lots, improving exterior lighting and renaming the property. We strive to work closely with tenants to enhance their merchandising opportunities at our properties. While we make every effort to keep the length of the redevelopment projects to a minimum, in general, because of the numerous variables, including the process of obtaining necessary approvals and permits, the time needed to complete redevelopment projects is unpredictable.

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

Redevelopments of existing malls are often welcomed by the local community and the local government (in contrast to ground-up development projects, which necessarily involve more significant change to the existing landscape, and consequently the potential for opposition). Malls tend to be significant generators of tax revenue and local employment, and communities often support efforts to revitalize and refurbish existing properties where these efforts are intended to make the malls more attractive and to draw more shoppers, tenants and employees. This is particularly true in the middle markets where many of our malls are located. Also, failing to take steps to redevelop a mall that is an engine of the local economy can put financial pressure on a municipality or region. We believe that it is, in part, for these reasons that our significant redevelopment projects at Cherry Hill Mall and Voorhees Town Center, both of which are located in southern New Jersey, have been welcomed by local government officials in their respective jurisdictions.

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

As an integral part of our management, we also expend considerable effort on generating ancillary revenue, such as through marketing partnerships, and on controlling operating costs and expenses in an effort to contain tenant operating costs.

In addition to owning, managing and developing our own properties, as of December 31, 2007, we also provided management, leasing and development services to affiliated and third-party property owners with respect to ten retail properties containing approximately 1.4 million square feet and two office buildings containing approximately 0.4 million square feet.

Development

We pursue ground up development of retail and mixed use properties that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We generally seek to develop retail projects in areas that we believe evidence the likelihood of supporting additional retail development and that have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. We will consider other uses of a property that would have synergies with our retail development based on several factors, including local demographics, market demand for other uses such as residential and office, and applicable land use regulations. We generally have several development projects under way at one time. These projects are typically in various stages of the development process. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest. For a list of our on-going development projects, see “ – Recent Developments – Development.”

Although we have previously developed properties that have proven successful, we cannot assure you that any of our current projects will be as successful as any of these previously developed properties, or that they will be successful at all, which could have a negative effect on our operating results. We also cannot assure you that any projects that we begin will ultimately be completed. If we determine not to proceed with a project or otherwise become required to accelerate the expensing of development costs, there will be a negative effect on our results of operations. For information regarding aggregate project investment to date and expected costs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Aquisitions, Dispositions, Redevelopment and Development Activities – Development and Redevelopment.”

Acquisitions

We seek to acquire well-located retail properties, with strong prospects for future cash flow growth and capital appreciation that meet the investment criteria we apply, given economic, market and other circumstances, particularly where we believe our management and leasing capabilities can enhance the value of these properties.

When evaluating acquisitions, we conduct a detailed analysis of the geographic market and the demographic characteristics of the area surrounding the property, the property itself and other factors. If a property substantially meets the investment criteria we apply, given economic, market and other circumstances, we will pursue it further if we believe we are well positioned to compete for it. We believe we have positive working relationships with many industry participants, including prospective sellers, buyers and financing sources, which enable us to become aware of opportunities and to act quickly. We expect to fund property or portfolio acquisitions and expenses associated with acquisitions through long term secured and unsecured indebtedness, including our Credit Facility, and the issuance of additional securities, including under our $500.0 million universal shelf registration statement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio in order to gain greater control over the merchandising and tenant mix of a property.

Dispositions

We regularly conduct portfolio property reviews and, if appropriate, we dispose of properties that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects and for other corporate purposes. For a description of our recent dispositions, see “– Recent Developments – Dispositions.”

CAPITAL STRATEGY

In support of the strategies described above, our corporate finance objective is to optimize the cost of the capital we employ to fund our operations. In pursuit of this objective and for other business reasons, we seek the broadest range of funding sources (including commercial banks, institutional lenders, equity investors and joint venture partners) and funding vehicles (including mortgages, commercial loans and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments, enhancing our flexibility to execute our business strategy in different economic environments or at different points in the business cycle.

In determining the amount and type of debt capital to employ in our business, we consider general economic conditions, prevailing and forecasted interest rates for various debt instruments, the cost of equity capital, property values, capitalization rates for mall properties, our financing needs for redevelopment, development and acquisition opportunities, the debt ratios of other mall REITs and publicly-traded real estate companies, and the requirement under federal tax laws for REITs to distribute at least 90% of net taxable income, among other factors. Our ability to increase our debt ratio is limited by our Credit Facility, which contains covenants that limit the amount of our secured indebtedness to 60% of Gross Asset Value (as defined in the Credit Facility agreement), and the amount of total liabilities to 65% of Gross Asset Value.

Based on prevailing conditions in the real estate capital markets, we have attempted to concentrate our secured indebtedness on a limited number of our larger, more stable properties, and expect to continue to do so as opportunities arise. We do so in an effort to maximize our borrowing capacity under our Credit Facility and to minimize our borrowing costs. The fixed rate mortgage obtained in 2007 generated excess proceeds that we used to repay amounts outstanding under our Credit Facility, giving us some replenished availability, and for working capital.

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

Another aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our capital requirements. Also, in connection with our redevelopment and development projects, we expect to utilize Credit Facility borrowings or other short-term financings during the construction phase, and then we might seek longer-term, fixed rate mortgages when the project is complete and the property has stabilized.

We expect that our use of debt to fund investments in current redevelopment and development projects will peak in the second half of 2008 or the first half of 2009, ahead of the time that such redevelopment and development assets will generate significant cash flows. Additional debt could lead to debt ratios that approach or exceed the ratios permitted by our Credit Facility. We are pursuing several alternatives that would enable us to avoid exceeding the permitted debt ratios, including refinancing our $400.0 million, 15 property real estate mortgage investment conduit (“REMIC”) with General Electric Capital Corporation, which becomes prepayable without penalty in July 2008, and encumbering or disposing of certain properties currently in the REMIC; deferring selected capital expenditures; revising the terms of the Credit Facility debt covenants; issuing equity; or a combination of some or all of these alternatives.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing.

We will consider accessing equity capital at such times as we deem appropriate in light of all the circumstances at the time. To facilitate our access to public equity, we filed a shelf registration statement with the Securities and Exchange Commission in 2003.

We might seek to raise capital through selective sales of assets. In addition, we might seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs.

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

The main criteria used by retailers in deciding where to locate include local trade area demographics, the property location, the attractiveness of the store location and the overall property, the rental rate, the total number of stores in the area and their geographic spread, the type and mix of other retailers at the property, and the management and operational skill of the landlord. Applying these criteria to our properties, we believe that several of our properties are located in submarkets or local trade areas with demographics that are favorable for retailers, that our significant redevelopment program is intended to make the properties being redeveloped more attractive and that the middle markets where several of our properties are located are not overly saturated with retailers.

Also, a significant amount of capital has and might continue to provide funding for the acquisition and development of properties that might compete with our properties. The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and affects the occupancy and net operating income of such properties. Any such capital improvements undertaken individually or collectively involve costs and expenses that could adversely affect our results of operations.

In addition, we compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, parcels, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, and enhanced operating efficiencies. Also, the number of entities competing for suitable investment properties or desirable development sites has increased and might continue to increase, resulting in increased demand for these assets and therefore increased prices paid for them. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher prices for properties, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

ENVIRONMENTAL

Under various federal, state and local laws, ordinances, regulations and case law, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous or toxic substances. The responsible party also might be liable to the government or to third parties for substantial property damage, investigation costs or clean up costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated side in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination might adversely affect the owner’s ability to sell or lease real estate or borrow with real estate as collateral. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be liable under these laws and might incur costs in responding to these liabilities.

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

EMPLOYEES

We had an aggregate of approximately 805 employees at our properties and in our corporate office as of December 31, 2007. None of our employees are represented by a labor union.

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

CORPORATE HEADQUARTERS

Our principal executive offices are located at The Bellevue, 200 South Broad Street, Philadelphia, Pennsylvania 19102.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rent based on a percentage of a tenant’s sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season, and there is a higher concentration of tenants vacating their space early in the year. As a result, our occupancy and cash flow are generally higher in the fourth quarter and lower in the first quarter, excluding the effect of ongoing redevelopment projects. Our concentration in the retail sector increases our exposure to seasonality and has resulted and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.

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

As a key component of our growth strategy, we plan to continue to redevelop existing properties and develop new properties, and we might develop or redevelop other projects as opportunities arise. Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties might generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which could harm our results of operations. As of December 31, 2007, we were engaged in the redevelopment of seven consolidated mall properties and the development of four development properties and two operating properties with ongoing development activities. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	inability to reach projected occupancy, rental rates, profitability, and investment return;

•

higher than estimated construction costs or financing costs, cost overruns and timing delays due to lack of availability of materials and labor, weather conditions, environmental requirements and other factors outside our control, which might make a project unprofitable;

•	inability to obtain, or delays in obtaining, required zoning, occupancy and other governmental approvals;

•

inability to obtain, or to obtain on favorable terms, anchor tenant, mortgage lender, in-line tenant, joint venture partner or other property partner approvals, if applicable, for redevelopments (particularly, in the case of anchor tenants, in light of management changes following mergers and other reorganizations and of limited management resources);

•	inability to obtain permanent financing upon completion of development or redevelopment activities or to refinance construction loans, which are generally recourse to us; and

•	expenditure of money and time on projects that might be significantly delayed or might never be completed.

We might elect not to proceed with certain development projects. In general, the expensing of development costs for abandoned development projects will be accelerated to the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.

In the event of an unsuccessful development project, our loss could exceed our investment in the project.

We might be unable to manage effectively our simultaneous redevelopment projects and our new development projects, including any proposed mixed use projects, which could affect our financial condition and results of operations.

We are currently engaged in the simultaneous redevelopment, to varying degrees, of several of our mall properties, as well as a number of new development projects. The complex nature of these redevelopment and development projects calls for substantial management time, attention and skill. We might not have sufficient management resources to effectively manage our current redevelopment and development projects simultaneously, which might delay or inhibit the successful completion of these projects. Also, some of our redevelopment and development projects currently or in the future might involve mixed uses of the properties, including residential, office, and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. The lack of sufficient management resources, or of the necessary skill sets to execute our plans, could prevent us from realizing our expectations with respect to these projects and could adversely affect our results of operations and financial condition.

There is a concentration of our retail properties in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of income generated by our properties.

Our retail properties currently are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including several properties in the Philadelphia, Pennsylvania area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in Pennsylvania or in the

Mid-Atlantic region, our results of operations will be affected to a greater degree than companies that do not have a concentration in this region. If the sales of stores operating at our properties were to decline significantly due to adverse conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient income to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders would be adversely affected.

Changes in the retail industry, particularly among retailers that serve as anchor tenants, could adversely affect our results of operations.

The income we generate from our retail properties depends in part on the ability of our anchor tenants to attract customers to our properties. The ability of anchor tenants to attract customers to a property has a significant effect on the ability of the property to attract in-line tenants and, consequently, on the revenue generated by the property. In recent years, the retail industry and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes, consolidation and other ownership changes. In 2005, Federated Department Stores, Inc., operator of stores including Bloomingdale’s and Macy’s, acquired The May Department Stores Company, operator of stores including Marshall Field’s, Filene’s, Hecht’s and Strawbridge’s. Sears, Roebuck & Co. and K-mart Holding Corporation also merged in 2005. In 2006, Belk acquired Parisian. These combinations are expected to offer these companies even greater economies of scale, increasing their leverage with suppliers, including landlords, and enabling them to be more efficient. These transactions and any similar transactions in the future might result in the restructuring of these companies, which could include closures or sales of anchor stores operated by them. Federated closed some of its stores at properties where it now operates two or more stores. In particular, Federated closed the Strawbridge’s stores it owns at the following malls in our portfolio: Cherry Hill, Lehigh Valley, Springfield, Willow Grove Park and The Gallery at Market East. The closure of an anchor store or a large number of anchor stores might have a negative effect on a property. In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor’s lease is terminated or it otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Rising operating expenses, certain lease provisions and decreased occupancy could reduce our cash flow and funds available for future distributions.

Our properties are, and any properties we acquire in the future will be, subject to operating risks common to real estate in general, any or all of which might negatively affect us. The properties are subject to the risk of increases in common area maintenance (CAM) and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or might lead tenants to seek retail space elsewhere, which could adversely affect our results of operations and limit our ability to make distributions to shareholders.

Our leases typically provide that the tenant is liable for a portion of CAM and other operating expenses. If these expenses increase, then the tenant’s portion of such expenses also increases. A small but increasing number of our leases do not provide separately for expense reimbursement, or are leases providing for fixed CAM or capped CAM. In these cases, a tenant will pay a single specified rent amount, or a set expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This could adversely affect our results of operations and our ability to make distributions to shareholders.

Further, if a property is not fully occupied, including in connection with the redevelopment of the property, we would be required to pay the portion of the expenses allocable of the vacant space that is otherwise typically paid by our tenants. If occupancy at our mall properties decreases, including in connection with our redevelopment projects, then we might bear an increased portion of the total operating expenses, which would harm our operating results and our ability to make distributions to shareholders.

The retail real estate industry is highly competitive, and this competition could harm our ability to operate profitably.

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

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

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, parcels, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. Also, the number of entities competing for suitable investment properties or desirable development sites has increased and might continue to increase, resulting in increased demand for these assets and therefore increased prices paid for them. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher prices for properties, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might impede our growth.

Acquisitions of retail properties have been an important component of our growth strategy. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy. We must also typically obtain financing, and it must be on terms that are acceptable to us. We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. An inability to identify or consummate acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.

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

Specific risks for our ongoing operations posed by acquisitions we have completed or that we might complete in the future include:

•	we might not achieve the expected operating efficiencies, value-creation potential, economies of scale or other benefits of such transactions;

•	we might not have adequate personnel, personnel with necessary skill sets and financial and other resources to successfully handle our increased operations;

•	we might not be successful in leasing space in acquired properties;

•	the combined portfolio might not perform at the level we anticipate;

•

the additional property or portfolio might require excessive time and financial resources to make necessary improvements or renovations and might divert the attention of management away from our other operations;

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

If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by or relating to one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space. In addition, this could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. Any unsecured claim we hold might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. These tenant bankruptcies and liquidations have adversely affected and might, in the future, adversely affect our financial condition and results of operations.

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

Some of our retail properties are owned by partnerships in which we are a general partner. Under the terms of the partnership agreements, major decisions, such as a sale, lease, refinancing, redevelopment, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners. Accordingly, because decisions must be unanimous, necessary actions might be delayed significantly and it might be difficult or even impossible to remove a partner that is serving as the property manager. We might not be able to favorably resolve any issues which arise with respect to such decisions, or we might have to provide financial or other inducements to our partners to obtain a resolution. In cases where we are not the controlling partner or where we are only one of the general partners, there are many decisions that do not relate to fundamental matters that do not require our approval and that we do not control. Also, in cases in which we serve as managing general partner of the partnerships that own our properties, we might have certain fiduciary responsibilities to the other partners in those partnerships.

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

Other risks of investments in partnerships with third parties include:

•

partners might become bankrupt or fail to fund their share of required capital contributions, which might inhibit our ability to make important decisions in a timely fashion or necessitate our funding their share to preserve our investment;

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

There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters and lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expenses to repair or rebuild the property. These types of events could adversely affect our cash flow and ability to make distributions to shareholders.

We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.

Under various federal, state and local laws, ordinances, regulations and case law, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous or toxic substances. The responsible party also might be liable to the government or to third parties for substantial property damage, investigation costs or clean up costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be liable under these laws and might incur costs in responding to these liabilities, which could have an adverse effect on our results of operations. See “Item 1. Business—Environmental.” Contamination might also adversely affect our ability to sell or lease real estate or borrow with real estate as collateral.

Inflation may adversely affect our financial condition and results of operations.

Economic indicators have recently provided evidence that inflation might be increasing. Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in property operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover property operating expenses from tenants, could increase property operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation could also result in increases in market interest rates, which would increase the borrowing costs associated with our variable rate debt.

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

We have substantial debt, which might increase, and we require significant cash flows to satisfy these obligations. If we are unable to satisfy those obligations, we might be forced to dispose of one or more properties and there could be other negative consequences.

We use a substantial amount of debt to finance our business, and we might incur additional debt under our Credit Facility or otherwise in order to develop or redevelop properties, to finance acquisitions, or for other general corporate purposes. As of December 31, 2007, we had an aggregate consolidated indebtedness outstanding excluding debt premium of approximately $2,260.6 million, approximately $1,643.1 million of which was secured by our properties and approximately $617.5 million of which was unsecured indebtedness that is recourse to us, PREIT Associates and certain of our consolidated subsidiaries. Of these amounts, approximately $515.0 million matures on or before December 31, 2008 and our Credit Facility has a term that expires in January 2009 (on which we have an option to extend the term for an additional 14 months, provided there is no event of default at that time). This indebtedness does not include our proportionate share of indebtedness of our partnership properties, which was approximately $188.1 million at December 31, 2007. If our leverage increases, our debt service costs and our risk of defaulting on our indebtedness might increase. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt or to pay distributions on our securities at historical rates, which could have a material adverse effect on our financial condition and results of operations.

Much of our outstanding indebtedness represents obligations of PREIT Associates, and entities that we own or control that hold title to our properties. We have mortgaged many of our properties to secure payment of this indebtedness. If we were unable to make the required payments on this indebtedness, a lender could foreclose upon the mortgaged property and receive an assignment of rent and leases or pursue other remedies.

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

Our substantial obligations arising from our indebtedness could have negative consequences to our shareholders, including:

•

requiring us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or dividends on our common shares;

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

As of December 31, 2007, we had $330.0 million of variable rate debt. Increases in interest rates will increase our interest expense on the variable rate debt we have outstanding from time to time. Also, rising interest rates might reduce our ability to refinance maturing fixed rate debt on favorable terms, or at all. Increased interest expense would adversely affect our cash flow and our ability to make distributions to shareholders.

We might not be able to obtain capital required to finance our business initiatives.

The REIT provisions of the Internal Revenue Code generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Due to these requirements, we fund most of our long-term capital requirements, such as the capital for acquisitions of properties or other assets, scheduled debt maturities and redevelopments, renovations, expansions and other non-recurring capital improvements, through long-term secured and unsecured indebtedness and, when appropriate, the issuance of additional equity securities. Our ability to finance our growth using these sources depends, in part, on the availability of credit or of equity capital to us at the time or times we need it, and on conditions in the capital markets. Over the course of the business cycle, there might be times when lenders and equity investors might show less interest in lending to us or investing in our securities. Although we believe, based on current market conditions, that we will be able to finance our business initiatives for the foreseeable future, financing might not be available on acceptable terms, or at all. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for information about our available sources of funds.

Our Credit Facility has a term that expires in January 2009, and we have an option to extend the term for an additional 14 months, provided there is no event of default at that time. Our REMIC, which had a balance of $407.9 million as of December 31, 2007, becomes prepayable without penalty in July 2008. If not prepaid, the interest rate from and after September 10, 2008 will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate, as defined therein, plus 3.0% per annum. The current interest rate is 7.43%. We would continue to have the ability to prepay the REMIC without penalty prior to its maturity in 2025. We expect that our use of debt to fund investments in current redevelopment and development projects will peak in the second half of 2008 or the first half of 2009, ahead of the time that such redevelopment and development assets will generate significant cash flows. Additional debt could lead to debt ratios that approach or exceed the ratios permitted by our Credit Facility. If we are unable to borrow under our Credit Facility or to arrange for alternative financing, or if we are unable to refinance the REMIC, or if we choose not to continue the REMIC pursuant to its term, we might be unable to acquire or develop properties, redevelop our existing properties or finance other corporate activities, and our financial condition and results of operations would be adversely affected.

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

Our Credit Facility currently requires PREIT Associates to satisfy certain affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage and tangible net worth. These covenants could restrict our ability to pursue acquisitions, development and redevelopment, limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, repurchase securities, make capital expenditures or engage in acquisitions. In connection with the February 2007 amendment to the Credit Facility, the benchmarks contained in certain of the covenants were relaxed until December 31, 2008, at which time they revert to their pre-amendment levels. As described above, we expect that our use of debt to fund investments in current redevelopment and development projects will peak in the second half of 2008 or the first half of 2009. Absent further action on our part, such additional debt could lead to debt ratios that approach or exceed the limits contained in the Credit Facility covenants (as currently in effect or as in effect upon reversion to pre-amendment levels). If we cannot continue to satisfy these covenants and meet these tests, there is a risk that we could default under the Credit Facility. If we default under the Credit Facility, the lenders could require us to repay the debt immediately, or we could be unable to exercise our option to extend the term of the Credit Facility, which would have a material adverse effect on our financial condition and results of operations.

Recent disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively impact our ability to access additional debt financing at reasonable terms, which might negatively affect our ability to fund our redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could potentially be less attractive and might require us to adjust our business plan accordingly. In addition, these factors might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity.

Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by prior payments to the creditors of these subsidiaries.

We own substantially all of our assets through our interest in PREIT Associates. PREIT Associates holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships and limited liability companies, and derives substantially all of its cash flow from cash distributions to it by its subsidiaries. We, in turn, derive substantially all of our cash flow from cash distributions to us by PREIT Associates. Our direct and indirect subsidiaries must make payments on their obligations to their creditors, when due and payable, before they may make distributions to us. Thus, PREIT Associates’ ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors. Similarly, our ability to pay dividends to holders of our shares depends on PREIT Associates’ ability first to satisfy its obligations to its creditors before making distributions to us. If the subsidiaries were unable to make payments to their creditors when due and payable, or if the subsidiaries had insufficient funds to both make payments to creditors and distribute funds to PREIT Associates, we might not have sufficient cash to satisfy our obligations and/or make distributions to our shareholders.

In addition, we will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary only after the claims of the creditors, including trade creditors, of the subsidiary are satisfied. Our shareholders, in turn, will have the right to participate in any distribution of our assets upon our liquidation, reorganization or insolvency only after the claims of our creditors, including trade creditors, are satisfied.

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

Our business focuses on retail real estate, predominantly malls and power and strip centers. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. A number of factors can affect the income generated by a retail property, or the value of a property, including a downturn in the national, regional or local economy or consumer confidence or spending, which could result from plant closings, local industry slowdowns, adverse weather conditions, natural disasters, terrorist activities and other factors, which tend to reduce consumer spending on retail goods; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; changes in operating costs, such as real estate taxes, utility rates and insurance premiums; perceived changes, in the convenience and quality of competing retail properties and other retailing options such as internet retailers; changes in laws and regulations applicable to real property, including tax and zoning laws; and changes in interest rate levels and the cost and availability of financing. Changes in one or more of these factors can lead to a decrease in the revenue generated by our properties and can have a material adverse effect on our financial condition and results of operations.

Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

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

Future terrorist attacks in the United States, and other acts of terrorism or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties, and might adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

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

Our organizational documents contain provisions that might have an anti-takeover effect and inhibit a change in our management and the opportunity to realize a premium over the then-prevailing market price of our securities. These provisions include:

(1)	There are ownership limits and restrictions on transferability in our trust agreement. In order to protect our status as a REIT, no more than 50% of the value of our outstanding shares (after taking into account options to acquire shares) may be owned, directly or constructively, by five or fewer individuals (as defined in the Internal Revenue Code), and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. To assist us in satisfying these tests, subject to some exceptions, our trust agreement prohibits any shareholder from owning more than 9.9% of our outstanding shares of beneficial interest (exclusive of preferred shares) or more than 9.9% of any class or series of preferred shares. The trust agreement also prohibits transfers of shares that would cause a shareholder to exceed the 9.9% limit or cause our shares to be beneficially owned by fewer than 100 persons. Our Board of Trustees may exempt a person from the 9.9% ownership limit if it receives a ruling from the Internal Revenue Service or an opinion of counsel or tax accountants that exceeding the 9.9% ownership limit as to that person would not jeopardize our tax status as a REIT. Absent an exemption, this restriction might:

•

discourage, delay or prevent a tender offer or other transaction or a change in control or management that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or

•	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

(2)	Our trust agreement permits our Board of Trustees to issue preferred shares with terms that might discourage a third party from acquiring our Company. Our trust agreement permits our Board of Trustees to create and issue multiple classes and series of preferred shares, and classes and series of preferred shares having preferences to the existing shares on any matter, without a vote of shareholders, including preferences in rights in liquidation or to dividends and option rights, and other securities having conversion or option rights. Also, the board might authorize the creation and issuance by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities might provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of discouraging, delaying or preventing a change in control over us, even if a change in control were in our shareholders’ interest or would give the shareholders the opportunity to realize a premium over the then-prevailing market price of our securities.

(3)	Our staggered Board of Trustees might affect the ability of a shareholder to take control of our Company. Our Board of Trustees has three classes of trustees. The term of office of one class expires each year. Trustees for each class are elected for three year terms upon the expiration of the term of the respective class. The staggered terms for trustees might affect the ability of a shareholder to take control of us, even if a change in control were in the best interests of our shareholders.

(4)	Advance Notice Requirements for Shareholder Proposals. Our advance notice procedures with regard to shareholder proposals relating to the nomination of candidates for election as trustees require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less 35 days prior to the meeting.

Limited partners of PREIT Associates may vote on certain fundamental changes we propose, which could inhibit a change in control that might otherwise result in a premium to our shareholders.

Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding units of limited partnership interest in PREIT Associates. However, PREIT Associates might, from time to time, issue additional units to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Units generally do not carry a right to vote on any matter voted on by our shareholders, although units of limited partnership interests might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Ronald Rubin, George Rubin, Edward Glickman and Joseph Coradino are among the holders of these units. Our partnership interest in PREIT Associates is not included for purposes of determining when half of the partnership interests issued on September 30, 1997 have been redeemed, nor are they counted as votes. These existing rights could inhibit a change in control that might otherwise result in a premium to our shareholders. In addition, we cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

We have entered into tax protection agreements for the benefit of certain former property owners, including some limited partners of PREIT Associates, that might affect our ability to sell or refinance some of our properties that we might otherwise want to sell, which could harm our financial condition.

As the general partner of PREIT Associates, we have agreed to indemnify certain former property owners, including some who have become limited partners of PREIT Associates, against tax liabilities that they might incur if we sell in a taxable transaction or significantly reduce the debt secured by a property acquired from them within a certain number of years after we acquired it. In some cases, these agreements might make it uneconomical for us to sell or refinance these properties, even in circumstances in which it otherwise would be advantageous to do so, which could harm our ability to address liquidity needs in the future or otherwise harm our financial condition.

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

As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•

Increases in market interest rates, relative to the dividend yield on our shares or the interest rate on our exchangeable notes. If market interest rates go up, prospective purchasers of our securities might require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our shares to go down.

•

A decline in the anticipated benefits of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions).

•

Perception by market professionals of REITs generally and REITs in the retail sector in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on acquiring retail centers in the future.

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

Historically, the dividends of corporations other than REITs have been taxed at ordinary income rates, which range as high as 35%. Recently, the maximum tax rate on certain corporate dividends received by individuals has been reduced to 15%, through at least December 31, 2010. However, dividends from REITs do not generally qualify for the lower tax rate on corporate dividends because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders. This differing treatment of dividends received from REITs and from corporations that are not REITs might cause individual investors to view an investment in the shares of a non-REIT corporation as more attractive than shares in REITs, which may negatively affect the value of our shares.

Proposed accounting rule changes for certain convertible debt instruments could increase significantly the non-cash interest expense associated with our outstanding exchangeable notes and adversely affect our results of operations.

In August 2007, the Financial Accounting Standards Board (“FASB”) released for public comment a proposed FASB Staff Position (“FSP”) that would affect the accounting treatment for convertible debt instruments, such as our outstanding exchangeable notes, that may be settled wholly or partly in cash. The proposed FSP requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component, and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value would then be required to be amortized to interest expense using the interest method. If the FSP is issued as proposed, we expect an increase in our non-cash interest expense associated with our $287.5 million aggregate principal amount outstanding of exchangeable notes that were issued in May 2007, including non-cash interest expense for prior periods as a result of its proposed retrospective application.

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

RETAIL PROPERTIES

As of December 31, 2007, we owned interests in 51 retail properties containing an aggregate of approximately 34.2 million square feet (including space owned by anchors). As of December 31, 2007, we and partnerships in which we own an interest owned approximately 26.2 million square feet of space at the 51 retail properties. PREIT Services currently manages 45 of these properties, 44 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not wholly owned by us. The remaining five properties are also owned by partnerships that are not wholly owned by us and are managed by our partners, or by an entity we or our partners designated.

Total occupancy in our malls, including only space we and partnerships in which we own an interest own, was 90.4% as of December 31, 2007. In-line occupancy in our malls was 88.1% as of that date. Occupancy in our power and strip centers was 96.3% as of that date.

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

The following tables present information regarding our retail properties as of December 31, 2007. We refer to the total retail space of these properties, including anchors and in-line stores, as “Total Square Feet,” and the portion that we own as “Owned Square Feet.”

Consolidated Retail Properties

Property/Location (1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet (3)	Year Built / Last Renovated	% of Owned Square Feet Leased (4)	Anchors / Major Tenants (5)
MALLS
Beaver Valley Mall Monaca, PA	100%	1,162,048	957,278	1970/1991	93.6%	Boscov’s JC Penney Macy’s Sears
Capital City Mall Camp Hill, PA	100%	610,059	490,059	1974/2005	99.7%	JC Penney Macy’s Sears
Chambersburg Mall Chambersburg, PA	100%	454,356	454,356	1982	88.9%	Bon-Ton JC Penney Sears Value City
Cherry Hill Mall Cherry Hill, NJ	100%	1,064,619	585,734	1961/1990	91.6%	JC Penney Macy’s
Crossroads Mall (6) Beckley, WV	100%	451,776	451,776	1981	92.5%	Belk JC Penney Sears
Cumberland Mall Vineland, NJ	100%	942,178	668,948	1973/2003	97.8%	BJ’s Boscov’s Home Depot JC Penney Value City
Dartmouth Mall Dartmouth, MA	100%	671,080	531,080	1971/2000	95.8%	JC Penney Macy’s Sears
Exton Square Mall (6) Exton, PA	100%	1,087,728	810,260	1973/2000	93.3%	Boscov’s JC Penney K-Mart Macy’s Sears
Francis Scott Key Mall Frederick, MD	100%	711,857	572,524	1978/1991	95.8%	JC Penney Macy’s Sears Value City
Gadsden Mall Gadsden, AL	100%	477,177	477,177	1974/1990	91.7%	Belk Sears
The Gallery at Market East (6) (7) Philadelphia, PA	100%	1,080,949	1,080,949	1977/1990	43.2%	Burlington Coat Factory
Jacksonville Mall Jacksonville, NC	100%	475,806	475,806	1981/1998	94.6%	Belk JC Penney Sears

Logan Valley Mall Altoona, PA	100%	778,880	778,880	1960/1997	97.7%	JC Penney Macy’s Sears
Lycoming Mall Pennsdale, PA	100%	822,367	702,367	1978/1990	95.6%	Bon-Ton JC Penney Macy’s (8) Sears Value City
Magnolia Mall Florence, SC	100%	621,060	621,060	1979/1992	97.5%	Belk JC Penney Sears
Moorestown Mall Moorestown, NJ	100%	1,040,758	719,558	1963/2000	89.6%	Boscov’s Lord & Taylor Macy’s Sears
New River Valley Mall Christiansburg, VA	100%	438,498	438,498	1988	96.7%	Belk JC Penney Sears
Nittany Mall State College, PA	100%	532,116	437,116	1968/1990	93.9%	Bon-Ton JC Penney Macy’s (8) Sears
North Hanover Mall Hanover, PA	100%	361,207	361,207	1967/1999	92.1%	Black Rose Antiques JC Penney Sears
Orlando Fashion Square (6) Orlando, FL	100%	1,081,516	925,940	1973/2003	91.8%	Dillard’s JC Penney Macy’s Sears
Palmer Park Mall Easton, PA	100%	457,694	457,694	1972/1998	97.3%	Bon-Ton Boscov’s
Patrick Henry Mall Newport News, VA	100%	714,607	574,607	1988/2005	98.8%	Dick’s Sporting Goods Dillard’s JC Penney Macy’s
Phillipsburg Mall Phillipsburg, NJ	100%	578,547	578,547	1989/2003	91.7%	Bon-Ton JC Penney Kohl’s Sears
Plymouth Meeting Mall (6) Plymouth Meeting, PA	100%	813,471	598,836	1966/1999	80.8%	AMC Theater Boscov’s Macy’s
The Mall at Prince Georges Hyattsville, MD	100%	913,817	913,817	1959/2004	97.6%	JC Penney Macy’s Target
South Mall Allentown, PA	100%	405,205	405,205	1975/1992	90.8%	Bon-Ton Stein Mart Steve & Barry’s

Uniontown Mall (6) Uniontown, PA	100%	698,164	698,164	1972/1990	94.2%	Bon-Ton JC Penney Roomful Express Furn. Sears Teletech Customer Care Value City
Valley Mall Hagerstown, MD	100%	897,464	654,064	1974/1999	97.8%	Bon-Ton JC Penney Macy’s Sears
Valley View Mall La Crosse, WI	100%	598,144	343,548	1980/2001	93.8%	Herberger’s JC Penney Macy’s Sears
Viewmont Mall Scranton, PA	100%	749,927	629,927	1968/1996	98.5%	JC Penney Macy’s Sears
Voorhees Town Center (6) Voorhees, NJ	100%	630,221	233,438	1970/2007	62.2%	Boscov’s Macy’s
Washington Crown Center Washington, PA	100%	675,971	535,876	1969/1999	92.0%	Bon-Ton Gander Mountain Macy’s Sears
Willow Grove Park (7) Willow Grove, PA	100%	1,202,529	789,408	1982/2001	70.6%	Bloomingdale’s Macy’s Sears
Wiregrass Commons (6) Dothan, AL	100%	632,961	229,798	1986/1999	83.4%	Dillard’s JC Penney McRae’s Parisian
Woodland Mall Grand Rapids, MI	100%	1,209,307	484,121	1968/1998	89.4%	JC Penney Kohl’s Macy’s Sears
Wyoming Valley Mall Wilkes-Barre, PA	100%	913,816	913,816	1974/1995	91.9%	Bon-Ton JC Penney Macy’s Sears

POWER CENTERS
Christiana Center Newark, DE	100%	302,409	302,409	1998	100%	Costco Dick’s Sporting Goods
Creekview Warrington, PA	100%	425,002	136,086	2001	100%	Lowe’s Genuardi’s Target
New River Valley Center Christiansburg, VA	100%	156,073	156,073	2007	80.7%	Bed, Bath and Beyond Best Buy Staples

Northeast Tower Center Philadelphia, PA	100%	477,235	301,924	1997/1998	92.1%	Home Depot Raymour & Flanigan Wal-Mart
Paxton Towne Centre Harrisburg, PA	100%	702,521	429,463	2001	97.9%	Costco Kohl’s Target Weis Markets
Sunrise Plaza Forked River, NJ	100%	139,974	139,974	2007	90.9%	Home Depot

STRIP CENTERS
Crest Plaza Allentown, PA	100%	257,401	114,271	1959/2003	96.6%	Target Weis Market
The Commons at Magnolia Florence, SC	100%	229,494	103,294	1991/2002	98.8%	Goody’s Target

Total		29,647,989	23,264,933		90.6%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by us and space owned by tenants.
(3)	Owned square feet includes only space owned by us and excludes space owned by tenants.
(4)	Percentage of owned square feet leased is calculated based only on space owned by us and excludes space owned by tenants.
(5)	Includes anchors that own their space and do not pay rent.
(6)	The underlying land at this property is subject to a ground lease.
(7)

The owned square feet for The Gallery at Market East and Willow Grove Park includes former Strawbridge’s department store buildings that are currently vacant, pending redevelopment. These vacant department stores represent 51.5% and 27.7% of owned square feet for Gallery at Market East and Willow Grove Park, respectively.

(8)

Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

Unconsolidated Operating Properties:

Property/Location (1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet (3)	Year Built / Last Renovated	% of Owned Square Feet Leased (4)	Anchors / Major Tenants (5)
MALLS
Lehigh Valley Mall Allentown, PA	50%	1,145,613	773,627	1977/1996	97.5%	Boscov’s JC Penney Macy’s
Springfield Mall Springfield, PA	50%	588,829	221,653	1974/1997	86.9%	Macy’s Target

POWER CENTERS
Metroplex Shopping Center Plymouth Meeting, PA	50%	778,190	477,461	2001	100%	Giant Food Store Lowe’s Target
The Court at Oxford Valley Langhorne, PA	50%	704,526	456,903	1996	98.3%	Best Buy BJ’s Dick’s Sporting Goods Home Depot Linens ’n Things
Red Rose Commons Lancaster, PA	50%	463,042	263,452	1998	99.2%	Home Depot Weis Markets
Whitehall Mall Allentown, PA	50%	557,057	557,057	1964/1998	90.1%	Bed, Bath & Beyond Kohl’s Sears

STRIP CENTERS
Springfield Park Springfield, PA	50%	272,640	126,971	1997/1998	90.9%	Bed, Bath & Beyond LA Fitness Target

Total		4,509,897	2,877,124		95.7%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by the tenants.
(3)	Owned square feet includes only space owned by unconsolidated partnership and excludes space owned by tenants.
(4)	Percentage of owned square feet leased is calculated based only on space owned by unconsolidated partnership and excludes space owned by tenants.
(5)	Includes anchors that own their space and do not pay rent.

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, financially sound large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining. The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties as of December 31, 2007:

Anchor Name (1)	# of Stores	Space Occupied (2)	% of Total Square Feet
Bed Bath & Beyond	8	254,846	0.7%
Belk, Inc.	9	593,732	1.7%
Best Buy Co., Inc.	4	167,397	0.5%
BJ’s Wholesale Club, Inc.	2	234,761	0.7%
Boscov’s Department Store	9	1,453,574	4.3%
Burlington Coat Factory	1	127,271	0.4%
Carmike Cinemas, Inc.	3	63,848	0.2%
Costco Wholesale Corporation	2	289,447	0.8%
Dick’s Sporting Goods, Inc.	9	435,893	1.3%
Dillard’s, Inc.	3	471,494	1.4%
Gander Mountain	1	83,835	0.2%
Giant Food Stores	1	67,185	0.2%

Hollywood Theaters, Inc.	1	54,073	0.2%
J.C. Penney Company, Inc.	29	3,105,987	9.1%
Kohl’s Corporation	4	322,194	0.9%
Linens ’n Things, Inc.	1	54,096	0.2%
Lord & Taylor	1	121,200	0.4%
Lowe’s Cos., Inc.	2	326,483	1.0%
Macy’s, Inc.
Bloomingdales	1	237,537
Macy’s	25	4,047,291

Total Macy’s, Inc.	26	4,284,828	12.5%
Premier Cinema Corporation	2	92,748	0.3%
Regal Cinemas	1	53,059	0.2%
Sears Holding Corporation
K-mart	1	96,268
Sears	29	3,581,967

Total Sears Holding Corporation	30	3,678,235	10.8%
Target Corporation	8	1,112,948	3.3%
Teletech Customer Care Management	1	64,964	0.2%
The Bon-Ton Stores, Inc.
Bon-Tons	13	1,008,613
Herberger’s	1	41,344

Total The Bon-Ton Stores, Inc.	14	1,049,957	3.1%
The Home Depot, Inc.	5	666,829	2.0%
Value City	5	392,518	1.1%
Wal-Mart Stores, Inc.	1	119,388	0.3%
Weis Markets, Inc.	3	183,520	0.5%

Total	186	19,926,310	58.3%

(1)

To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has store formats in our portfolio of at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Includes anchors that own their own space and do not pay rent.

MAJOR TENANTS

The following table presents information regarding the top 20 tenants in our retail properties by annualized base rent as of December 31, 2007:

Primary Tenant (1)	Fixed Rent (Number of Stores)	Percentage Rent or Common Area Costs In Lieu of Fixed Rent (Number of Stores)	Total Stores	GLA of Stores Leased	Annualized Base Rent (2)
Gap, Inc.	52	4	56	697,576	$12,749,543
Foot Locker, Inc.	78	5	83	422,626	8,347,330
J.C. Penney Company, Inc.	23	6	29	3,105,987	6,999,315
Limited Brands, Inc.	58	14	72	317,418	6,712,622
Zale Corporation	84	1	85	67,169	5,641,482
Sears Holding Corporation	24	6	30	3,678,235	5,301,733
American Eagle Outfitters, Inc.	35	1	36	197,953	5,195,282
Sterling Jewelers, Inc.	45	0	45	67,332	4,682,754
Dick’s Sporting Goods, Inc.	9	0	9	435,893	4,628,230
Luxottica Group S.p.A.	54	1	55	129,848	3,971,549
Transworld Entertainment Corp.	39	4	43	182,260	3,932,914
The Finish Line, Inc.	36	1	37	173,897	3,713,803
Regis Corporation	101	0	101	123,848	3,632,142
Borders Group, Inc.	27	3	30	218,887	3,523,147
Golden Gate Private Equity(3)	14	4	18	159,057	3,274,117
Abercrombie & Fitch Co.	18	0	18	124,062	3,260,293
Pacific Sunwear of California	36	2	38	135,367	3,208,101
Hallmark Cards, Inc.	38	4	42	170,164	3,192,606
Genesco, Inc.	60	0	60	74,793	3,093,554
RadioShack	47	0	47	96,673	2,828,495

Total	878	56	934	10,579,045	$97,889,012

(1)	Tenant includes all brands and concepts of the tenant.
(2)	Includes our proportionate share of tenant rents from partnership properties based on our ownership percentage in the respective partnerships.
(3)	Includes 18 Express stores.

RETAIL LEASE EXPIRATION SCHEDULE – NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants for the next 10 years as of December 31, 2007:

For the Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	Approximate GLA of Expiring Leases	Average Base Rent Per Square Foot of Expiring Leases	Percentage of Total Leased GLA Represented By Expiring Leases (2)
2007 and prior (3)	197	$10,888,776	465,017	$23.42	3.7%
2008	420	25,770,668	1,041,713	24.74	8.3%
2009	482	31,569,542	1,328,048	23.77	10.6%
2010	466	34,994,896	1,571,541	22.27	12.6%
2011	387	33,071,864	1,545,200	21.40	12.4%
2012	293	27,597,012	1,115,003	24.75	8.9%
2013	195	15,300,009	713,549	21.44	5.7%
2014	154	13,604,367	571,324	23.81	4.6%
2015	179	17,932,607	788,742	22.74	6.3%
2016	246	27,080,868	1,087,164	24.91	8.7%
2017	185	19,535,464	832,846	23.46	6.7%

	3,204	$257,346,073	11,060,147	$23.27	88.5%

(1)

Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us based on our ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rent as of December 31, 2007.

(2)	Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 12,495,222 square feet.
(3)	Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2007.

RETAIL LEASE EXPIRATION SCHEDULE – ANCHORS

The following table presents scheduled lease expirations of anchor tenants for the next 10 years as of December 31, 2007:

For the Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	Approximate GLA of Expiring Leases	Average Base Rent Per Square Foot of Expiring Leases	Percentage of Total Leased GLA Represented By Expiring Leases (2)
2007 and prior (3)	2	$403,517	153,630	$2.63	1.3%
2008	5	933,154	325,685	2.87	2.9%
2009	9	2,221,569	915,799	2.43	8.0%
2010	20	5,410,001	1,886,419	2.87	16.6%
2011	23	5,423,326	1,893,066	2.86	16.6%
2012	9	2,128,529	889,626	2.39	7.8%
2013	12	4,309,265	1,010,702	4.26	8.9%
2014	6	2,081,285	662,582	3.14	5.8%
2015	1	468,666	85,212	5.50	0.7%
2016	3	863,386	455,432	1.90	4.0%
2017	5	2,007,773	435,254	4.61	3.8%

	95	$26,250,471	8,713,407	$3.01	76.5%

(1)

Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us based on our ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rent as of December 31, 2007.

(2)	Percentage of total leased GLA is calculated by dividing the approximate GLA of expiring leases by the total leased GLA, which is 11,383,165 square feet.
(3)	Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2007.

DEVELOPMENT PROPERTIES

The ground up development portion of our portfolio contains four properties in two states. Two of the development projects are classified as “mixed use” (a combination of retail and other uses), one project is classified as retail and one project is classified as “other.” For additional information regarding our development properties, see “Item 1. Business—Recent Developments—Development.”

OFFICE PROPERTIES

As of December 31, 2007, we owned two office properties. In August 2007, we acquired Plymouth Commons, a 60,000 square foot office building located within the boundaries of our Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania. In 2005, we acquired Gadsden Mall in Gadsden, Alabama, and the acquisition included the nearby P&S Office Building, a 40,000 square foot office building that we consider to be non-strategic. These properties, in the aggregate, contributed less than 1% of our net rental income for the fiscal year ended December 31, 2007.

In January 2008, we acquired controlling interests in a partnership that owns One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall in Cherry Hill, New Jersey.

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

In the normal course of business we have been and may become involved in legal actions relating to the ownership and operation of our properties and the properties we manage for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

In June 2007, we filed a complaint in the Circuit Court of the State of Florida alleging that the Alachua County Board of Supervisors (the “County”) violated provisions of Florida law in its denial of our application to develop a mixed use development project on Company-owned land in Alachua County, Florida. We acquired the approximately 540 acre site in February 2006 for $21.5 million. We had $29.4 million invested in this project as of December 31, 2007.

The complaint alleges that the County violated provisions of Florida’s “sunshine law” in its consideration of the project, and that the County’s stated reasons for the denial of our development applications were a pretext and, in fact, resulted from our refusal to accede to the County’s demand for payment and construction by us of public transportation facilities, the need for which are not reasonably attributable to the proposed Company development, and for which there is no rational nexus or rough proportionality. Further, the complaint alleges that the North Central Regional Florida Planning Council conducted the transportation study relied upon by the County in its determination in a manner inconsistent with an agreed upon pre-application methodology.

The complaint requests that the County be enjoined from relying on any of the bases used as a pretext, and that the County and the regional planning commission be enjoined from relying on the transportation study. The requested relief would invalidate the denial of our development application.

The ultimate disposition of this proceeding cannot be predicted and we are not in a position to indicate when or if the Springhills project will be constructed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

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

The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2007	$45.66	$38.52	$0.57
Quarter ended June 30, 2007	$50.39	$42.64	0.57
Quarter ended September 30, 2007	$45.38	$34.37	0.57
Quarter ended December 31, 2007	$41.69	$28.48	0.57

			$2.28

	High	Low	Dividend Paid
Quarter ended March 31, 2006	$44.44	$36.95	$0.57
Quarter ended June 30, 2006	$43.91	$36.75	0.57
Quarter ended September 30, 2006	$43.41	$37.30	0.57
Quarter ended December 31, 2006	$44.53	$37.48	0.57

			$2.28

As of December 31, 2007, there were approximately 3,100 holders of record of our common shares and approximately 21,706 beneficial holders of our common shares.

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

If a notice of redemption is given, we have the right to elect to acquire the Units tendered for redemption for our own account, either in exchange for the issuance of a like number of our common shares, subject to adjustments for stock splits, recapitalizations and like events, or a cash payment equal to the average of the closing prices of our shares on the ten consecutive trading days immediately before our receipt, in our capacity as general partner of PREIT Associates, of the notice of redemption. If we decline to exercise this right, then PREIT Associates will pay a cash amount equal to the number of Units tendered multiplied by such average closing price.

Unregistered Offerings

On or about December 12, 2007, we issued an aggregate of 152,332 common shares in return for an equal amount of Class B Units. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the fourth quarter of 2007 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1 – October 31, 2007	—	$—	—	$86,160,000
November 1 – November 30, 2007	—	—	—	$86,160,000
December 1 – December 31, 2007	—	—	—	—

Total	—	$—	—

(1)

On October 31, 2005, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions. This program expired in December 2007 by its terms.

(2)

On December 21, 2007, we announced that our Board of Trustees authorized a new program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current year presentation.

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2007	2006	2005	2004	2003
Operating Results:
Total revenue	$466,572	$459,308	$428,875	$401,135	$175,879
Gains on sales of real estate - continuing operations	$2,310	$5,495	$10,111	$1,484	$16,199
Income from continuing operations	$17,283	$28,729	$49,191	$46,345	$27,068
Gains (adjustment to gains) on discontinued operations	$6,699	$1,414	$6,158	$(550)	$178,121
Net income	$23,161	$28,021	$57,629	$53,788	$196,040
Dividends on preferred shares	$(7,941)	$(13,613)	$(13,613)	$(13,613)	$(15,333)
Net income available to common shareholders	$28,567	$14,408	$44,016	$40,175	$194,507
Income from continuing operations per share - basic	$0.57	$0.39	$0.96	$0.90	$1.25
Income from continuing operations per share - diluted	$0.57	$0.39	$0.94	$0.90	$1.23
Net income per share - basic	$0.73	$0.37	$1.19	$1.11	$9.54
Net income per share - diluted	$0.73	$0.37	$1.17	$1.10	$9.36
Balance sheet data:
Investments in real estate, at cost	$3,367,294	$3,132,370	$2,867,436	$2,533,576	$2,292,205
Intangible assets, net	$104,136	$139,117	$173,594	$171,850	$181,544
Total assets	$3,264,074	$3,145,609	$3,018,547	$2,731,403	$2,701,537
Total debt, including debt premium	$2,274,442	$1,932,719	$1,809,032	$1,472,214	$1,391,181
Minority interest	$55,256	$114,363	$118,320	$131,969	$112,652
Shareholders’ equity	$757,619	$929,300	$976,876	$1,004,466	$1,023,634
Other data:
Cash flows from operating activities	$149,486	$164,405	$130,182	$132,430	$63,503
Cash used in investing activities	$(242,377)	$(187,744)	$(326,442)	$(104,118)	$(310,392)
Cash flows from (used in) financing activities	$105,008	$16,299	$178,956	$(311,137)	$276,313
Cash distributions per share - common	$2.28	$2.28	$2.25	$2.16	$2.07

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 55 properties. Our portfolio contains 51 retail properties in 13 states and includes 38 shopping malls and 13 power and strip centers. The retail properties have a total of approximately 34.2 million square feet. The retail properties we consolidate for financial reporting purposes have a total of approximately 29.7 million square feet, of which we own approximately 23.3 million square feet. The retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of December 31, 2007, held a 94.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 retail properties and one of the four ground-up development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40%-50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Our revenue consists primarily of fixed rental income, additional rent in the form of expense reimbursements, and percentage rent (rent that is based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the leases) derived from our income producing retail properties. We also receive income from our real estate partnership investments and from the management and leasing services PRI provides.

Our net income available to common shareholders increased by $14.2 million, or 98%, to $28.6 million for the year ended December 31, 2007 from $14.4 million for the year ended December 31, 2006. The increase in our net income resulted primarily from the $13.3 million recorded in connection with our July 2007 redemption of our preferred shares, and a decrease in dividends paid on preferred shares as a result of the redemption. The preferred shares were issued in connection with our 2003 merger with Crown American Realty Trust and first became redeemable in July 2007. There were also higher gains on sales in 2007 than in 2006. Our net income was also affected by the changes to real estate revenue, property operating expenses, interest expense and depreciation and amortization expense resulting from the impact of new properties that we developed and are now operating, and other properties that were in various stages of redevelopment in 2007 and 2006.

Our net income available to common shareholders decreased by $29.6 million, or 67%, to $14.4 million for the year ended December 31, 2006 from $44.0 million for the year ended December 31, 2005. Our net income was affected by the changes to real estate revenue, property operating expenses, interest expense and depreciation and amortization expense resulting from the impact on operating results of properties that are in various stages of redevelopment and from properties acquired or disposed of in 2005 and 2006. There were also lower gains on sales in 2006 than in 2005.

Recent Financial Market Disruptions

The United States credit markets have recently experienced significant dislocations and liquidity disruptions, which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing.

Our capital strategy involves seeking the broadest range of funding sources (including commercial banks, institutional lenders, equity investors and joint venture partners) and funding vehicles (including mortgages, commercial loans and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments. See “Item 1. Business—Capital Strategy.” As part of this strategy, we might seek to place long-term fixed rate debt on our stabilized properties when conditions are favorable for such financings. We also expect to raise capital through selective sales of assets and the issuance of additional equity securities, when warranted. Furthermore, we might seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs.

We expect that our use of debt to fund investments in current redevelopment and development projects will peak in the second half of 2008 or the first half of 2009, ahead of the time that such redevelopment and development assets will generate significant cash flows. Additional debt could lead to debt ratios that approach or exceed the debt ratios permitted by our Credit Facility. We are pursuing several alternatives that would enable us to avoid exceeding the permitted debt ratios, including refinancing our $400.0 million, 15 property real estate mortgage investment conduit (“REMIC”) with General Electric Capital Company, which becomes prepayable without penalty in July 2008, and encumbering or disposing of certain properties currently in the REMIC; deferring selected capital expenditures; revising the terms of the Credit Facility debt covenants; issuing equity; or a combination of some or all of these alternatives.

Continued uncertainty in the credit markets might negatively impact our ability to access additional debt financing on reasonable terms, which might negatively affect our ability to fund our redevelopment and development projects and other business initiatives. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of common or preferred shares. See “Risk Factors—Risks Related to Our Indebtedness and Our Financing.”

ACQUISITIONS, DISPOSITIONS, REDEVELOPMENT, AND DEVELOPMENT ACTIVITIES

We record our acquisitions based on estimates of fair value, as determined by management, based on information available and on assumptions about future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

We are actively involved in pursuing and evaluating a number of additional acquisition opportunities. Our evaluation includes an analysis of whether the properties meet the investment criteria we apply, given economic, market and other circumstances.

2008 Acquisitions

In January 2008, we acquired a 49.9% ownership interest in Bala Cynwyd Associates L.P. See “Related Party Transactions” for further information about this transaction.

2007 Acquisitions

In August 2007, we purchased a 116 acre land parcel in Monroe Township, Pennsylvania for $5.5 million. We had previously acquired an aggregate of approximately 10 acres on adjacent parcels. This property, which we named Monroe Marketplace, is currently under development.

In August 2007, we purchased Plymouth Commons, a 60,000 square foot office building adjacent to Plymouth Meeting Mall, for $9.2 million.

2006 Acquisitions

In February 2006, we acquired 540 acres of land in Gainesville, Florida for $21.5 million, including closing costs. The acquired parcels are collectively known as “Springhills.” See “Item 3. Legal Proceedings.”

In separate transactions from June 2006 to October 2006, we acquired the former Strawbridge’s department store buildings at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East from Federated Department Stores, Inc. following its merger with The May Department Stores Company.

In connection with our merger with Crown American Realty Trust in 2003 (the “Merger”), Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own or ground lease 12 shopping malls. This retained interest was subject to a put-call arrangement between Crown’s former operating partnership and us. Pursuant to this arrangement, we had the right to require Crown’s former operating partnership to contribute the retained interest to us following the 36th month after the closing of the Merger (the closing took place in November 2003) in exchange for 341,297 additional units in PREIT Associates (“OP Units”). We exercised this right in December 2006. The value of the units issued was $13.4 million. As of the closing date of the transaction, Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership.

2005 Acquisitions

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

2007 Dispositions

In March 2007, we sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. We recorded a $6.7 million gain on the sale. In connection with the sale, we repaid the mortgage note associated with Schuylkill Mall, with a balance of $16.5 million at closing.

In May 2007, we sold an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in Christiansburg, Virginia for $1.6 million. We recorded a $0.6 million gain on the sale.

In May 2007, we sold an outparcel and related land improvements at Plaza at Magnolia in Florence, South Carolina for $11.3 million. We recorded a $1.5 million gain on the sale.

In August 2007, we sold undeveloped land adjacent to Wiregrass Commons Mall in Dothan, Alabama for $2.1 million. We recorded a $0.3 million gain on the sale.

In December 2007, we sold undeveloped land in Monroe Township, Pennsylvania for $0.8 million to Target Corporation. There was no gain or loss recorded on the sale.

2006 Dispositions

In transactions that closed between June 2006 and December 2006, we sold a total of four parcels at Plaza at Magnolia in Florence, South Carolina for an aggregate sale price of $7.9 million and an aggregate gain of $0.5 million.

In September 2006, we sold South Blanding Village, a strip center in Jacksonville, Florida, for $7.5 million. We recorded a gain of $1.4 million on the sale.

In December 2006, we sold a six acre parcel at Voorhees Town Center in Voorhees, New Jersey to a residential real estate developer for $5.4 million. The parcel was subdivided from the retail property. We recorded a gain of $4.7 million on the sale.

2005 Dispositions

In January 2005, we sold a 0.2 acre parcel associated with Wiregrass Commons Mall in Dothan, Alabama for $0.1 million. We recognized a gain of $0.1 million on the sale.

In May 2005, pursuant to an option granted to the tenant in a 1994 ground lease agreement, we sold a 13.5 acre parcel at Northeast Tower Center in Philadelphia, Pennsylvania containing a Home Depot store to Home Depot U.S.A., Inc. for $12.5 million. We recognized a gain of $0.6 million on the sale.

In July 2005, we sold our 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sale price of the mall was $33.5 million, including assumed debt of $22.6 million. Our net cash proceeds were $3.9 million. We recorded a gain of $5.0 million on the sale.

In July 2005, a partnership in which we had a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. Our share of the proceeds was $9.5 million, representing a reimbursement for the $5.0 million of costs and expenses incurred previously in connection with the project and a gain on the sale of non-operating real estate of $4.5 million.

In August 2005, we sold our four industrial properties (the “Industrial Properties”) for approximately $4.3 million. We recorded a gain of $3.7 million on the sale.

In December 2005, we sold Festival at Exton in Exton, Pennsylvania for $20.2 million. We recorded a gain of $2.5 million on the sale.

Valley View Downs

On October 1, 2007, we entered into an amendment to our October 2004 agreement with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) with respect to the development of a proposed harness racetrack and casino in western Pennsylvania.

Under the original October 2004 agreement, (i) we made certain payments and agreed to make additional payments to Valley View, (ii) Valley View agreed to purchase certain parcels located in Beaver County, Pennsylvania and enter into options to acquire certain other parcels, (iii) we agreed to acquire this aggregated property and lease it to Valley View pursuant to a ground lease, (iv) Valley View and PRI agreed to enter into a development agreement pursuant to which PRI would provide customary management services for all aspects of the development and construction phases of the racing and gaming facilities on the property, and (v) the parties agreed to enter into other definitive documents to implement the provisions of the agreement.

Under the amendment, we waived and terminated our rights to purchase the property contemplated for the racetrack and casino or to purchase an alternative location, and our right to ground lease such site to Valley View. We will be repaid the $983,000 we paid to Valley View in connection with the original agreement, with interest from the date of the amendment, in 24 equal consecutive monthly installments beginning on the earlier of (i) a date sixty days after the start of casino operations (“Alternative Gaming”), if any, at the property, or (ii) October 1, 2014. Valley View has obtained a harness racing license from the Pennsylvania Horse Racing Commission. However, there can be no assurance that Valley View will be successful in obtaining an Alternative Gaming license from the Pennsylvania Gaming Control Board. We will not own the property or the improvements on the property, nor will we have any ownership interest in the assets of Valley View, including Valley View’s harness racing license or any Alternative Gaming licenses awarded to Valley View.

In consideration of our waiver and termination, Valley View or Centaur or the affiliate of either that receives the Alternative Gaming license will pay us $57.0 million over nine years, payable $250,000 per month from March 1, 2010 to February 1, 2019, including a final payment of $30.0 million payable on March 1, 2019.

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

Development and Redevelopment

We are engaged in the redevelopment of seven of our consolidated properties and one of our unconsolidated properties, and expect to increase the number of such projects in the future. These projects may include the introduction of residential, office or other uses to our properties.

The following table sets forth the amount of our intended investment and the amount invested as of December 31, 2007 for each on-going redevelopment project:

Redevelopment Project	Estimated Project Cost	Invested as of December 31, 2007
Cherry Hill Mall	$197.7 million	$56.7 million
Plymouth Meeting Mall	83.9 million	39.8 million
Willow Grove Park	39.1 million	32.2 million
Voorhees Town Center	79.3 million	27.6 million
North Hanover Mall	35.1 million	22.4 million
Lehigh Valley Mall (1)	22.2 million	19.5 million
Moorestown Mall	13.7 million	5.9 million
Jacksonville Mall	8.3 million	3.5 million

$207.6 million

(1)	This property is unconsolidated. The amounts shown represent our share. The redevelopment project at this property was substantially completed in the fourth quarter of 2007.

We are engaged in the ground-up development of four retail and other mixed use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We also own and manage two properties that are now operating while some remaining development takes place. As of December 31, 2007, we had incurred $152.2 million of costs related to these projects. The costs identified to date to complete these ground-up projects are expected to be $231.3 million in the aggregate (including costs already incurred), excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

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

The following table sets forth the amount of our intended investment and the amounts invested as of December 31, 2007 in each on-going ground-up development project:

Development Project	Estimated Project Cost	Invested as of December 31, 2007	Actual/Expected Initial Occupancy Date
Operating Properties:
New River Valley Center	$29.2 million	$26.5 million	2007
Sunrise Plaza (previously identified as Lacey Retail Center)	39.1 million	32.5 million	2007

Development Properties:
Monroe Marketplace	80.9 million	23.6 million	2008
New Garden Town Center	82.1 million	38.8 million	2009
Springhills	To be determined	29.4 million	To be determined
Pavilion at Market East(1)	To be determined	1.4 million	To be determined

		$152.2 million

(1)	The property is unconsolidated. The amount shown represents our share.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2007, the remainder to be paid against these contractual and other commitments was $121.6 million, which is expected to be financed through our Credit Facility or through various other capital sources. The development and redevelopment projects on which these commitments have been made have total expected remaining costs of $361.3 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in Note 3 to the consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for ten properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.9 million for each of the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, $0.2 million was due from the property-owning partnerships to PRI. Of this amount, approximately $46,000 was collected subsequent to December 31, 2007.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. We have the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $35,000, $38,000 and $217,000 in the years ended December 31, 2007, 2006 and 2005, respectively, for flight time used by employees on Company-related business.

As of December 31, 2007, eight of our officers had employment agreements with terms of up to three years that renew automatically for additional one-year or two-year terms. The agreements provided for aggregate base compensation for the year ended December 31, 2007 of $3.0 million, subject to increases as approved by our compensation committee in future years, as well as additional incentive compensation.

In January 2008, we entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. We have agreed to pay approximately $15.3 million for the BCA partnership interests over three years.

BCA entered into a tax deferred exchange agreement with the current owner of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) own 100% of a limited partnership that owned 50% of the partnership interests in BCA immediately prior to closing. Immediately prior to closing, BCA redeemed the other 50% of the partnership interest, which was held by a third party. At the initial closing under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, we made a $3.9 million capital contribution to BCA. A second closing is expected to occur pursuant to a put/call arrangement approximately one year after the initial closing, at which time we will acquire an additional 49.9% of the limited partner interest in BCA for approximately $207,000 in cash and OP Units valued at approximately $3.7 million. A third closing is expected to occur pursuant to a put/call arrangement approximately one year after the second closing, at which time the remaining interest in BCA will be acquired by us in exchange for OP Units valued at approximately $13,800.

In accordance with our Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of our Board of Trustees considered and approved the terms of the transaction, subject to final approval by our Board of Trustees. The disinterested members of our Board of Trustees approved the transaction. The transaction was completed in the first quarter of 2008.

We and PREIT Associates have agreed to indemnify the Individuals from and against certain tax liabilities resulting from a sale of the Office Building during the eight years following the initial closing.

PRI entered into a management agreement with BCA for the management of the Office Building.

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

On December 27, 2006, PREIT Associates and CAP entered into a Purchase and Sale Agreement (the “Exchange Agreement”). Under the Exchange Agreement, PREIT Associates purchased the 11% interest in the capital and 1% interest in the profits of each of the two partnerships that own or ground lease the 12 shopping malls, effective as of 11:59 p.m. on December 31, 2006, in exchange for 341,297 OP Units. The OP Units are redeemable at the election of the holder at any time after issuance either for cash in an amount per OP Unit equal to the average closing price of a common share of the Company on the 10 trading days immediately before the date notice of redemption is received by the Company or, at the election of the Company, in exchange for the issuance of a like number of common shares of the Company. Based on the closing price of a common share of beneficial interest of the Company on December 29, 2006, the value of the OP Units issued was approximately $13.4 million. As of the date of the Exchange Agreement, Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, had an interest in CAP.

The Exchange Agreement is based upon and consistent with the financial and other terms of the put-call arrangement, which was entered into by PREIT Associates and CAP in connection with the Merger and prior to Mark Pasquerilla serving as a trustee of the Company. The Board of Trustees of the Company, excluding Mr. Pasquerilla, reviewed, considered and approved the Exchange Agreement.

On December 22, 2005, we entered into a Unit Purchase Agreement with CAP. Under the agreement, we purchased 339,300 OP Units from CAP at $36.375 per unit, a 3% discount from the closing price of our common shares on December 19, 2005 of $37.50. The aggregate amount we paid for the OP Units was $12.3 million. The terms of the agreement were negotiated between us and CAP. These terms were determined without reference to the provisions of the partnership agreement of PREIT Associates. The transaction was approved by our Board of Trustees. The Board authorized this transaction separate and apart from our share repurchase program that was in effect from 2005 to 2007.

In connection with the Merger, we entered into a tax protection agreement with Mark E. Pasquerilla (one of our trustees) and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). If we were to sell any of the protected properties during the first five years of the protection period, we would owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. In 2007, we paid $8,000 to the Pasquerilla Group pursuant to this agreement.

Executive Separation

In 2006, we announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company. In connection with Mr. Weller’s retirement, we entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from our Board of Trustees and the Amended and Restated Employment Agreement by and between us and Mr. Weller dated as of January 1, 2004 was terminated. We recorded an expense of $4.0 million in connection with Mr. Weller’s separation from the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the 2005–2008 Outperformance Program (“OPP”) (see Note 11 to our consolidated financial statements). Mr. Weller exercised his outstanding options in August 2006.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2007, 2006 and 2005, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to our consolidated financial statements.

Our management makes complex or subjective assumptions and judgments with respect to applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:

•	events and changes in property, market and economic conditions;

•	estimated future cash flows from property operations; and

•	the risk of loss on specific accounts or amounts.

Revenue Recognition

We derive over 95% of our revenue from tenant rent and other tenant related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above- and below-market intangibles and straight-line rent. We record base rent on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, we accelerate amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively.

Percentage rent represents rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways: either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, we do not record percentage rent until the sales threshold has been reached. Revenue for rent received from tenants prior to their due dates is deferred until the period to which the rent applies.

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of real estate taxes and certain common area maintenance costs. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. Subsequent to the end of the year, we prepare a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.

Lease termination fee income is recognized in the period when a termination agreement is signed and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

Our other main source of revenue comes from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenue or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities collectively are included in “Management company revenue” in the consolidated statements of income.

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

Assets Held for Sale and Discontinued Operations

The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs of such assets. We generally consider operating properties to be held for sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. If, in management’s opinion, the net sales price of the assets that have been identified as held for sale is less than the net book value of the assets, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.

Assuming no significant continuing involvement, a sold operating real estate property is considered a discontinued operation. In addition, properties classified as held for sale are considered discontinued operations. Properties classified as discontinued operations are reclassified as such in the accompanying consolidated statement of income for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See Note 2 to our consolidated financial statements for a description of the properties included in discontinued operations. Land parcels and other portions of operating properties, non-operating real estate and investments in partnerships are excluded from discontinued operations treatment.

Capitalization of Costs

Costs incurred in relation to development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. We capitalize a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects.

We capitalize payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition are capitalized if the acquisition of the property or of an option to acquire the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired.

We capitalize salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

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

Tenant Receivables

We make estimates of the collectibility of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness, current economic and industry trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income, other things being equal. We maintain a 15% reserve on our straight-line rent balances.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2007, 2006 and 2005

Overview

Our results for the years ended December 31, 2007, 2006 and 2005 were significantly affected by ongoing redevelopment initiatives that were in various stages at several of our consolidated mall properties and one of our unconsolidated properties, and, to a lesser extent, new properties which we developed and are now operating. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, will be negatively affected. The increase in net income available to common shareholders for the year ended December 31, 2007 was largely due to the effect of our redemption of all of our outstanding preferred shares, including a decrease in dividends on preferred shares following the redemption. The results of operations for the years ended December 31, 2007, 2006 and 2005 also reflect changes due to the acquisition and disposition of real estate properties during the respective periods (including sales classified as discontinued operations). We recorded aggregate gains resulting from dispositions of $9.0 million, $6.9 million and $16.3 million in the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, we disposed of Schuylkill Mall, an operating retail property, and several non-operating real estate parcels. In 2006, we disposed of one retail property. In 2005, we disposed of four industrial properties, one strip center and our partnership interest in one additional retail property. The 2006 results were affected by separation expenses associated with the retirement of a Vice Chairman of the Company in the first quarter of 2006 that did not recur in 2007, and the impact in March 2006 of $2.8 million of depreciation and amortization expense from one property that was reclassified from discontinued operations to continuing operations.

The table below sets forth certain occupancy statistics (including properties owned by partnerships in which we own a 50% interest) as of December 31, 2007, 2006, and 2005:

	Occupancy As of December 31,
	2007	2006	2005
Retail portfolio weighted average:
Total including anchors	91.2%	88.4%	92.6%
Excluding anchors	89.1%	87.9%	88.9%
Enclosed malls weighted average:
Total including anchors	90.4%	87.2%	91.9%
Excluding anchors	88.1%	86.6%	87.6%
Power/strip centers weighted average	96.3%	96.9%	97.6%

The following information sets forth our results of operations for the years ended December 31, 2007, 2006 and 2005:

(in thousands of dollars)	Year Ended December 31, 2007	% Change 2006 to 2007	Year Ended December 31, 2006	% Change 2005 to 2006	Year Ended December 31, 2005
Results of operations:
Real estate revenue	$459,596	1.0%	$454,878	6.9%	$425,630
Property operating expenses	(180,419)	2.7%	(175,707)	7.8%	(163,008)
Management company revenue	4,419	82.5%	2,422	10.2%	2,197
Interest and other income	2,557	27.3%	2,008	91.6%	1,048
General and administrative expenses	(42,946)	11.5%	(38,528)	8.2%	(35,615)
Executive separation	—	(100.0)%	(3,985)	—	—
Income taxes	(413)	3.8%	(398)	(33.3)%	(597)
Interest expense	(98,860)	2.6%	(96,382)	17.7%	(81,907)
Depreciation and amortization	(132,184)	7.2%	(123,302)	12.3%	(109,796)
Equity in income of partnerships	4,637	(17.1)%	5,595	(25.1)%	7,474
Gains on sales of interests in real estate	579	—	—	(100.0)%	4,525
Gains on sales of non-operating real estate	1,731	(68.5)%	5,495	(1.6)%	5,586
Minority interest	(1,414)	(58.0)%	(3,367)	(46.9)%	(6,346)

Income from continuing operations	17,283	(39.8)%	28,729	(41.6)%	49,191
Income (loss) from discontinued operations	5,878	930.2%	(708)	(108.4)%	8,438

Net income	$23,161	(17.3)%	$28,021	(51.4)%	$57,629

The amounts reflected as income from continuing operations in the table above reflect our consolidated properties, with the exception of properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $4.7 million, or 1%, in 2007 as compared to 2006. Real estate revenue from properties that were owned by us prior to January 1, 2006 increased by $4.2 million, primarily due to increases of $4.5 million in expense reimbursements and $3.4 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, partially offset by decreases of $1.6 million in other revenue, $1.2 million in lease termination revenue and $0.9 million in percentage rent. Of the increase in real estate revenue, $0.5 million is attributable to properties under development during 2006 that are now placed in service.

Base rent increased primarily due to a $4.8 million increase in rental rates and increased occupancy at recently completed redevelopment projects. These increases were partially offset by decreases in base rent at Voorhees Town Center, Moorestown Mall and Plymouth Meeting Mall, three of our current redevelopment properties, which had decreases of $1.2 million, $0.7 million and $0.6 million, respectively, as aggregate in-line occupied square feet at these three properties decreased by 9% as of December 31, 2007 as compared to December 31, 2006. Base rent increased by $1.1 million at our remaining properties due to increases of $0.7 million in specialty leasing revenue, $0.6 million in percentage of sales rent in lieu of minimum rent and $0.3 million in above/below market rent amortization, partially offset by a $0.5 million decrease in straight line rent. Percentage rent was lower during 2007 as compared to 2006 primarily due to $0.5 million less in percentage rent from two tenants.

Expense reimbursements increased by $4.5 million in 2007 as compared to 2006 due in large part to higher reimbursable expenses, as discussed below under Property Operating Expenses. In 2007, we received higher expense reimbursements from tenants at recently completed redevelopment properties as occupancy levels increased. At many of our other malls, we continued to see a lower proportion of expenses that were recovered during 2007. Our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes) as well as more leases that provide rent on the basis of a percentage of sales in lieu of minimum rent, and they are experiencing rental concessions made to tenants affected by the redevelopment activities. We expect the lower recovery rates at the redevelopment properties to improve as construction is completed, tenants take occupancy and our leasing leverage improves.

Other revenue decreased by $1.6 million in 2007 compared to 2006, including a $0.6 million decrease in marketing revenue, a $0.3 million decrease in gift card revenue and a $0.3 million decrease in corporate sponsorship revenue. The decrease in marketing revenue was offset by a corresponding $0.6 million decrease in marketing expense, as discussed below under Property Operating Expenses. Other revenue decreased an additional $0.2 million due to a bankruptcy court distribution received from one tenant during 2006 that did not recur in 2007. Lease termination revenue decreased in 2007 to $1.6 million, primarily due to $1.2 million received from two tenants during 2006.

Real estate revenue increased by $29.2 million, or 7%, in 2006 as compared to 2005 primarily due to an increase of $26.0 million from properties acquired in 2005, including increased revenue from Woodland Mall ($23.7 million), Gadsden Mall ($1.3 million), and Cumberland Mall ($1.0 million). Real estate revenue from properties that were owned by us prior to January 1, 2005 increased by $3.2 million, primarily due to increases of $2.4 million in base rent, $0.9 million in lease termination revenue and $1.8 million in other revenue, partially offset by a $1.4 million decrease in expense reimbursements and a $0.5 million decrease in percentage rent.

Base rent at Voorhees Town Center (formerly Echelon Mall), one of our redevelopment properties, decreased by $1.6 million in 2006 as compared to 2005, as in-line occupancy decreased and more tenants were converted from fixed rent to percentage of sales rent in order to maintain occupancy during the redevelopment period. Base rent was also affected by the May 2005 sale of the Home Depot parcel at Northeast Tower Center, resulting in real estate revenue that was $0.4 million lower in 2006 as compared to 2005. Base rent at the remaining properties owned by us prior to January 1, 2005 increased by $4.4 million, or 2%. This increase is primarily due to higher average base rent, partially offset by lower occupancy.

Lease termination revenue increased in 2006 to $2.8 million, primarily due to $1.2 million received from two tenants. Other revenue increased primarily due to the conversion of eight mall merchants associations to marketing funds effective January 1, 2006. These conversions resulted in increased marketing revenue of $1.7 million compared to 2005. This increased marketing revenue was partially offset by a $1.5 million increase in marketing expenses, which are included in property operating expenses.

In 2006, we received lower expense reimbursements at many of our malls. While this trend was not limited to the redevelopment properties, the recovery rates at these properties were lower than at our other malls. Percentage rent was lower during 2006 as compared to 2005 primarily due to $0.2 million less in percentage rent collected from one tenant and $0.1 million of percentage rent revenue included in 2005 as a result of sales audits which did not recur in 2006.

Management Company Revenue

Management company revenue increased by $2.0 million, or 82%, in 2007 as compared to 2006. This increase was primarily due to a $1.5 million one time payment received in connection with a participation agreement with Swansea Mall in Swansea, Massachusetts which we had managed for a third party. Also, we recorded $0.4 million in development fees related to the Valley View transaction. These increases were offset by a $0.1 million decrease in commission revenue.

Property Operating Expenses

Property operating expenses increased by $4.7 million, or 3%, in 2007 as compared to 2006. Property operating expenses from properties that were owned by us prior to January 1, 2006 increased by $4.6 million, primarily due to a $4.2 million increase in common area maintenance expense, a $1.5 million increase in real estate tax expense and a $1.5 million increase in utility expense. These increases were partially offset by a $2.6 million decrease in other operating expenses. Of the increase in property operating expenses, $0.1 million is attributable to properties under development during 2006 that are now classified as placed in service.

Common area maintenance expenses increased by $4.2 million, or 5%, in 2007 as compared to 2006, primarily due to increases of $1.7 million in snow removal expense, $1.1 million in loss prevention expense and $0.7 million in insurance expense. Snowfall amounts at our properties increased in 2007 as compared to 2006, particularly at our properties located in Pennsylvania and New Jersey. Loss prevention expense increased due to stipulated annual contractual increases and an increase in security levels at some of our properties. Real estate tax expense increased by $1.5 million, including a $0.6 million increase resulting from property value reassessments at three of our recently completed redevelopment properties. Utility expense increased by $1.5 million due to an increase in energy consumption at some of our properties as a result of colder temperatures. Other property operating expenses decreased by $2.6 million, including a $0.6 million decrease in marketing expenses, offsetting the $0.6 million decrease in marketing revenue, as discussed above under Real Estate Revenue. Other property operating expenses were also affected by a $0.6 million decrease in bad debt expense, a $0.5 million decrease in recoverable tenant service expense (which offset a $0.5 million decrease in recoverable tenant service revenue) and a $0.2 million decrease in gift card expense.

Property operating expenses increased by $12.7 million, or 8%, in 2006 as compared to 2005, primarily due to an increase of $10.3 million from properties acquired, including increased operating expenses at Woodland Mall ($9.2 million), Gadsden Mall ($0.6 million) and Cumberland Mall ($0.5 million). Property operating expenses for properties that we owned prior to January 1, 2005 increased by $2.4 million, or 2%, primarily due to a $1.4 million increase in common area maintenance expense, a $0.5 million increase in real estate tax expense and a $1.1 million increase in other operating expenses. These increases were offset by a $0.6 million decrease in utility expense, primarily due to overall milder weather in the areas where our properties are located in 2006 as compared to 2005. The increase in other operating expenses resulted primarily from a $1.5 million increase in marketing expenses at eight malls where the merchants associations were converted to marketing funds (corollary to the $1.7 million marketing revenue increase referenced above). The higher marketing expenses at these eight malls were partially offset by lower marketing expenses at our remaining malls.

Other Expenses

General and administrative expenses increased by $4.4 million, or 11%, in 2007 as compared to 2006. This increase was due to a $3.4 million increase in compensation expense related to increased salaries and incentive compensation charges and a $1.2 million increase in abandoned project costs. These increases were offset by a $0.2 million decrease in other miscellaneous expenses.

General and administrative expenses increased by $2.9 million, or 8%, in 2006 as compared to 2005. This increase was due to a $3.3 million increase in corporate payroll expense related to increased salaries and incentive compensation charges. This was offset by a $0.2 million decrease in travel and entertainment expenses and a $0.2 million decrease in professional fees.

Executive Separation

Executive separation expense in 2006 represented a $4.0 million expense related to separation costs associated with the retirement of one of the Company’s Vice Chairmen.

Interest Expense

Interest expense increased by $2.5 million, or 3%, in 2007 compared to 2006. Contributing to this increase was a $2.5 million increase related to the refinancing of The Mall at Prince Georges and a $1.3 million increase in interest expense due to increased average borrowings under the Credit Facility and the issuance of senior exchangeable notes (a weighted average balance of $437.5 million in 2007 as compared to $282.6 million in 2006). These amounts were partially offset by a $1.3 million decrease in interest paid on mortgage loans outstanding during 2007 and 2006 due to principal amortization.

Interest expense increased by $14.5 million, or 18%, in 2006 as compared to 2005. This increase was due to an $18.0 million increase primarily related to corporate note, mortgage loan and Credit Facility interest associated with the financing of the acquisitions of Woodland Mall and Gadsden Mall, as well as higher interest rates under the Credit Facility. The increase was also due to an increase of $0.1 million related to the assumption of mortgage debt in connection with the acquisition of Cumberland Mall in February 2005. These increases in interest expense were partially offset by a decrease of $2.5 million in interest incurred as a result of the refinancing of the mortgages on Cherry Hill Mall, Valley Mall, Magnolia Mall and Willow Grove Park (2005 interest expense also included a $0.8 million prepayment penalty related to the refinancing of the mortgage loan on Magnolia Mall in the third quarter of 2005), a $0.3 million decrease resulting from the reduction in mortgage debt in connection with the sale of, and satisfaction of our mortgage obligations at, the Home Depot parcel at Northeast Tower Center and a $0.8 million decrease in interest paid on mortgage loans that were outstanding during 2006 and 2005 due to principal and debt premium amortization.

Depreciation and Amortization

Depreciation and amortization expense increased by $8.9 million, or 7%, in 2007 as compared to 2006. This increase was primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments.

Depreciation and amortization expense increased by $13.5 million, or 12%, in 2006 as compared to 2005, primarily due to $7.6 million related to newly acquired properties. Depreciation and amortization expense from properties that we owned prior to January 1, 2005 increased by $5.9 million, primarily due to a higher asset base resulting from capital improvements at those properties.

Gains on Sales of Interests in Real Estate

Gains on sales of interests in real estate were $0.6 million for 2007 due to the sale of an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in May 2007.

There were no gains on sales of interests in real estate in 2006.

Gains on sales of interests in real estate were $ 5.6 million in 2005, including a $5.0 million gain from the sale of our interest in Laurel Mall and a $0.6 million gain from the sale of the Home Depot parcel located at the Northeast Tower Center.

Gains on Sales of Non-Operating Real Estate

Gains on sales of non-operating real estate were $1.7 million for 2007 due to a $1.5 million gain on the sale of a parcel and related land improvements at Plaza at Magnolia in May 2007 and a $0.2 million gain on the sale of land adjacent to Wiregrass Commons in August 2007. The results of operations for 2006 include a $4.7 million gain from the sale of an undeveloped land parcel in connection with the redevelopment of Voorhees Town Center and a $0.4 million gain resulting from the sales of three land parcels at the Plaza at Magnolia. The results of operations for 2005 include a $4.5 million gain resulting from the sale of our interest in the Christiana Power Center Phase II project.

Discontinued Operations

We have presented as discontinued operations the operating results of (i) Schuylkill Mall, (ii) South Blanding Village (a strip center in Jacksonville, Florida), (iii) Festival at Exton (a strip center in Exton, Pennsylvania), and (iv) the Industrial Properties.

Property operating results, gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows:

	For the Year Ended December 31,
(in thousands of dollars)	2007	2006	2005
Property operating results of:
Schuylkill Mall	$(97)	$(2,654)	$1,030
South Blanding Village	(5)	240	456
Festival at Exton	(28)	(57)	1,606
Industrial Properties	—	—	232
Other properties	—	270	14

Operating results from discontinued operations	(130)	(2,201)	3,338
Gains on sales of discontinued operations	6,699	1,414	6,158
Minority interest	(691)	79	(1,058)

Income (loss) from discontinued operations	$5,878	$(708)	$8,438

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $6.7 million for 2007 due to the sale of Schuylkill Mall. Gains on sales of discontinued operations were $1.4 million for 2006 due to the sale of South Blanding Village. Gains on sales of discontinued operations were $6.2 million for 2005 due to the sale of the Industrial Properties and Festival at Exton.

NET OPERATING INCOME

Net operating income (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time.

Net operating income excludes management company revenue, interest income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate and gains or sales of non-operating real estate.

The following table presents net operating income results for the years ended December 31, 2007 and 2006. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$493,915	$(191,308)	$302,607	$488,382	$(185,526)	$302,856
Non Same Store	1,813	(1,014)	799	6,524	(3,636)	2,888

Total	$495,728	$(192,322)	$303,406	$494,906	$(189,162)	$305,744

	% Change 2007 vs. 2006
	Same Store	Total
Real estate revenue	1.1%	0.2%
Property operating expenses	3.1%	1.7%
Net operating income	—%	(0.8)%

Primarily because of the items discussed above under “Real Estate Revenue” and “Property Operating Expenses,” total net operating income decreased by $2.3 million in 2007 compared to 2006, and Same Store net operating income decreased by $0.2 million in 2007 compared to 2006. Non Same Store net operating income decreased by $2.1 million.

The following information is provided to reconcile net income to net operating income:

	For the Year Ended December 31,
(in thousands of dollars)	2007	2006
Adjustments:
Net income	$23,161	$28,021
Depreciation and amortization
Wholly owned and consolidated partnerships	132,184	123,302
Unconsolidated partnerships	7,130	7,017
Discontinued operations	215	3,871
Interest expense
Wholly owned and consolidated partnerships	98,860	96,382
Unconsolidated partnerships	12,241	11,223
Discontinued operations	136	1,068
Minority interest	2,105	3,288
Gains on sales of interests in real estate	(579)	—
Gains on sales of non-operating real estate	(1,731)	(5,495)
Gains on sales of discontinued operations	(6,699)	(1,414)
Other expenses	43,359	38,926
Executive separation	—	3,985
Management company revenue	(4,419)	(2,422)
Interest and other income	(2,557)	(2,008)

Property net operating income	$303,406	$305,744

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

Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our Company’s performance for different periods to that of our industry peers. Similarly, FFO per diluted share and OP Unit is a measure that is useful because it reflects the dilutive impact of outstanding convertible securities. In addition, we use FFO and FFO per diluted share and OP Unit as one of the performance measures for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute Funds From Operations in accordance with standards established by NAREIT, less dividends on preferred shares, which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

FFO was $160.7 million for the year ended December 31, 2007, an increase of $12.4 million, or 8%, compared to $148.3 million for 2006. FFO increased primarily due to the redemption of our outstanding preferred shares. FFO per share increased $0.28 per share to $3.90 per share for the year ended December 31, 2007, compared to $3.62 per share for the year ended December 31, 2006.

The shares used to calculate both FFO per basic share and FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	For the Year Ended December 31, 2007	Per share (including OP Units)	For the Year Ended December 31, 2006	Per share (including OP Units)
Net income	$23,161	$0.56	$28,021	$0.68
Adjustments:
Minority interest	2,105	0.05	3,288	0.08
Dividends on preferred shares	(7,941)	(0.19)	(13,613)	(0.33)
Redemption of preferred shares	13,347	0.32	—	—
Gains on sales of discontinued operations	(6,699)	(0.16)	(1,414)	(0.03)
Gains on sales of interests in real estate	(579)	(0.01)	—	—
Depreciation and amortization:		—		—
Wholly owned and consolidated partnerships (1)	129,924	3.15	121,090	2.96
Unconsolidated partnerships (1)	7,130	0.17	7,017	0.17
Discontinued operations (1)	215	0.01	3,871	0.09

Funds from operations (2)	$160,663	$3.90	$148,260	$3.62

Weighted average number of shares outstanding	37,577		36,256
Weighted average effect of full conversion of OP Units	3,308		4,083
Effect of common share equivalents	325		599

Total weighted average shares outstanding, including OP Units	41,210		40,938

1)	Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
2)	Includes the non-cash effect of straight-line rent of $2.5 million and $2.9 million for the twelve months ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in 2007 were $94.1 million. The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes in general, local or retail industry economic, financial, credit market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

inability to achieve targets for, or decreases in, property occupancy and rental rates, or higher costs or delays in completion of our development and redevelopment projects, resulting in lower real estate revenue and operating income;

•	deterioration in our tenants’ business operations and financial stability, including tenant bankruptcies and leasing delays or terminations, causing declines in rent and cash flows;

•	increases in interest rates resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.

For 2008, we expect to spend an additional $256.5 million on previously disclosed development and redevelopment projects and new business initiatives. We anticipate funding these capital requirements with additional borrowings under our Credit Facility, which as of December 31, 2007 had $153.3 million of available borrowing capacity, and from other sources as described below.

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

In general, when the credit markets are tight, as they are now, we might encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions. In addition, the following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage, interest coverage and tangible net worth covenants under the Credit Facility;

•	increased interest rates affecting coverage ratios; and

•	reduction in our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios.

We expect that our use of debt to fund investments in current redevelopment and development projects will peak in the second half of 2008 or the first half of 2009, ahead of the time that such redevelopment and development assets will generate significant cash flows. Additional debt could lead to debt ratios that approach or exceed the ratios permitted by our Credit Facility. We are pursuing several alternatives that would enable us to avoid exceeding the permitted debt ratios, including refinancing our $400.0 million, 15 property REMIC, which becomes prepayable without penalty in July 2008, and encumbering or disposing of certain properties currently in the REMIC; deferring selected capital expenditures; revising the terms of the Credit Facility debt covenants; issuing equity; or a combination of some or all of these alternatives. We also have the option not to prepay the REMIC when it first becomes prepayable in July 2008. If not prepaid, the interest rate from and after September 10, 2008 will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate, as defined therein, plus 3.0% per annum. The current interest rate is 7.43%. We would continue to have the ability to prepay the REMIC without penalty prior to its maturity in 2025.

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

Credit Facility

In January 2005, March 2006 and February 2007, we amended our Credit Facility. Amounts borrowed bear interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage under the amended terms, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The amended Credit Facility has a term that expires in January 2009, with an additional 14 month extension option provided that there is no event of default at that time. As of December 31, 2007 and 2006, $330.0 million and $332.0 million, respectively, were outstanding under the Credit Facility. In addition, we pledged $16.7 million under the Credit Facility as collateral for letters of credit at December 31, 2007. The unused portion of the Credit Facility that was available to us was $153.3 million as of December 31, 2007. The weighted average effective interest rate based on amounts borrowed was 6.34%, 6.50% and 4.83% for the years ended December 31, 2007, 2006, and 2005, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at December 31, 2007 was 6.29%.

We must repay the entire principal amount outstanding under the Credit Facility at the end of its term. We may prepay any revolving loan at any time without premium or penalty. Accrued and unpaid interest on the outstanding principal amount under the Credit Facility is payable monthly, and any unpaid amount is payable at the end of the term. The Credit Facility has a facility fee of 0.15% to 0.20% per annum of the total commitments, depending on leverage and without regard to usage. The Credit Facility contains some lender yield protection provisions related to LIBOR loans. We and certain of our subsidiaries are guarantors of the obligations arising under the Credit Facility.

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.70:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40:1 for periods ending on or before December 31, 2008, after which time the ratio will be 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.0975:1 for periods ending on or before December 31, 2008, after which time the ratio will be 0.1025:1. As of December 31, 2007, the Company was in compliance with all of these debt covenants.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of our obligations in connection with the Credit Facility immediately due and payable, and the commitments of the lenders to make further loans under the Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PREIT Associates, PRI or any material subsidiary, all outstanding amounts will automatically become immediately due and payable and the commitments of the lenders to make further loans will automatically terminate.

Exchangeable Senior Notes

In May 2007, we, through PREIT Associates, completed the sale of $287.5 million aggregate principal amount of exchangeable senior notes due 2012. The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under our Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes. The notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of PREIT Associates. Interest payments are due on June 1 and December 1 of each year, began on December 1, 2007, and will continue until the maturity date of June 1, 2012. PREIT Associates’ obligations under the notes are fully and unconditionally guaranteed by the Company.

The notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the notes for exchange, the notes will be exchangeable for cash equal to the principal amount of the notes and, with respect to any excess exchange value above the principal amount of the notes, at our option, for cash, common shares of the Company or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of notes, or $54.64 per share. The notes will be exchangeable only under certain circumstances. Prior to maturity, PREIT Associates may not redeem the notes except to preserve our status as a real estate investment trust. If we undergo certain change of control transactions at any time prior to maturity, holders of the notes may require PREIT Associates to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date, and there is a mechanism for the holders to receive any excess exchange value. In connection with the offering of the notes, we and PREIT Associates entered into capped call transactions with affiliates of the initial purchasers of the notes. These agreements effectively increase the exchange price of the notes to $63.74 per share. The cost of these agreements of $12.6 million was recorded in the shareholders’ equity section of our balance sheet.

Financing Activity

In May 2007, we entered into a $150.0 million interest-only first mortgage loan that is secured by The Mall at Prince Georges in Hyattsville, Maryland. The mortgage loan has an interest rate of 5.513% with a maturity date of June 1, 2017. Proceeds of the mortgage loan were used to reduce our borrowings under the Credit Facility. We repaid the previous mortgage on The Mall at Prince Georges of $40.2 million in March 2007 using funds borrowed from our Credit Facility and available working capital.

In January 2008, we completed a $55.0 million supplemental financing of Cherry Hill Mall in Cherry Hill, New Jersey. The loan has a fixed interest rate of 5.51% and will mature in October 2012. The maturity date coincides with that of the existing first mortgage on the property, which was put in place in September 2005. The first 24 payments of the new loan will be interest only, followed by principal and interest payments calculated based on a 360-month amortization schedule. The proceeds were used to pay down a portion of our revolving Credit Facility and for general corporate purposes.

The following table sets forth a summary of significant mortgage, corporate note, Credit Facility and Exchangable Notes activity for the year ended December 31, 2007:

(in thousands of dollars)	Mortgage Notes Payable	Corporate Notes Payable	Credit Facility	Exchangeable Notes	Total
Balance at January 1, 2007	$1,572,908	$1,148	$332,000	$—	$1,906,056
Issued Exchangeable Notes	—	—	(281,000)	287,500	6,500
The Mall at Prince Georges mortgage financing	150,000	—	(143,000)	—	7,000
Preferred Shares redemption	—	—	131,800	—	131,800
Schuylkill Mall mortgage repayment	(16,461)	—	—	—	(16,461)
The Mall at Prince Georges mortgage repayment	(40,202)	—	40,202	—	—
Principal amortization	(23,123)	—	—	—	(23,123)
Capital expenditures and other uses	—	—	249,998	—	249,998
Corporate Notes repayment	—	(1,148)	—	—	(1,148)

Balance at December 31, 2007	$1,643,122	$—	$330,000	$287,500	$2,260,622

Derivatives

As of December 31, 2007, we had 13 forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on a notional amount of $400.0 million settling no later than December 10, 2008 with an unrealized loss of $9.3 million.

As of December 31, 2006, we had 16 forward-starting interest rate swap agreements. In March 2007, we settled three swaps. The settled swaps had a value of $4.3 million as of December 31, 2006 and at the cash settlement date, we received $4.1 million in cash and recorded an unrealized loss of $0.2 million to “Other Accumulated Comprehensive Income.” The swaps were settled in anticipation of our issuance of long term debt. Amortization of the settlement amount commenced upon the issuance of such debt and is being recorded as a decrease in interest expense over the term of the new long term debt.

A forward starting swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long term debt. We assessed the effectiveness of these swaps as hedges at inception and on December 31, 2007, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 5 to our consolidated financial statements).

REMIC

In connection with the Merger, we assumed from Crown approximately $443.8 million of a real estate mortgage investment conduit (“REMIC”) that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008. The loan can be prepaid without penalty beginning in July 2008. If not prepaid, the interest rate from and after September 10, 2008 will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate, as defined therein, plus 3.0% per annum. The mortgage loan had a balance of $407.9 million as of December 31, 2007.

Mortgage Notes

Mortgage notes payable, which are secured by 30 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.21% at December 31, 2007. Mortgage notes payable for properties classified as discontinued operations are accounted for in “Liabilities related to assets held for sale” on the consolidated balance sheets. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets. The following table outlines the timing of principal payments related to our mortgage notes as of December 31, 2007.

	Payments by Period
(in thousands of dollars):	Total	2008	2009-2010	2011-2012	Thereafter
Principal payments	$112,626	$22,313	$30,085	$31,206	$29,022
Balloon payments	1,530,496	505,564	50,009	306,634	668,289

Total	$1,643,122	$527,877	$80,094	$337,840	$697,311

The amount outstanding under the REMIC is included in the “2008” column.

Contractual Obligations

The following table presents our aggregate contractual obligations as of December 31, 2007 for the periods presented (in thousands of dollars):

	Total	2008	2009-2010	2011-2012	Thereafter
Mortgages (1)	$1,643,122	$527,877	$80,094	$337,840	$697,311
Interest on mortgages (1)	435,772	93,255	121,696	107,616	113,205
Exchangeable notes	287,500	—	—	287,500	—
Credit Facility (2)	330,000	—	330,000	—	—
Capital leases (3)	340	166	174	—	—
Operating leases	12,753	2,688	4,645	3,322	2,098
Ground leases	61,073	1,072	2,176	2,041	55,784
Development and redevelopment commitments (4)	121,596	101,596	20,000	—	—
Other long-term liabilities (5)	2,911	2,911	—	—	—

Total	$2,895,067	$729,565	$558,785	$738,319	$868,398

(1)	Amounts do not include the $55.0 million supplemental financing on Cherry Hill Mall completed in January 2008.
(2)	The Credit Facility has a term that expires in January 2009, and we have an option to extend the term for an additional 14 months, provided that there is no event of default at that time.
(3)	Includes interest.
(4)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

(5)	Represents long-term incentive compensation.

Preferred Shares

On July 31, 2007, we redeemed all of our 11% non-convertible senior preferred shares for $129.9 million, or $52.50 per preferred share, plus accrued and unpaid dividends to the redemption date of $1.9 million. The preferred shares were issued in November 2003 in connection with the Merger with Crown, and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, we borrowed $131.8 million under our Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price is included in “Income Available to Common Shareholders.”

Share Repurchase Programs

In December 2007, our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions from January 1, 2008 through December 31, 2009. Previously, in October 2005, our Board of Trustees had authorized a program to repurchase up to $100.0 million of our common shares. That program expired by its terms on December 31, 2007. We may fund repurchases under the program from multiple sources, including up to $50.0 million from our Credit Facility. We are not required to repurchase any shares under the program. The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of our common shares and market conditions, among other factors. The program will be in effect until the end of 2009, subject to the authority of our Board of Trustees to terminate the program earlier.

In 2007, we repurchased 152,500 shares at an average price of $35.67, or an aggregate purchase price of $5.4 million. The cumulative amount of shares repurchased from the inception of our prior repurchase program to December 31, 2007 was 371,200 shares, at an average price of $37.15, or an aggregate purchase price of $13.8 million.

CASH FLOWS

Net cash provided by operating activities totaled $149.5 million for the year ended December 31, 2007, $164.4 million for the year ended December 31, 2006, and $130.2 million for the year ended December 31, 2005. Cash provided by operating activities in 2007 was $14.9 million lower than in 2006. This decrease was primarily due to changes in working capital, primarily due to a decrease in accrued expenses and other liabilities and an increase in tenant receivables.

Cash flows used in investing activities were $242.4 million in 2007, compared to $187.7 million in 2006, and $326.4 million in 2005. Investing activities in 2007 reflect investment in construction in progress of $213.8 million and real estate improvements of $32.5 million, both of which primarily relate to our development and redevelopment activities. Investing activities in 2007 also include $32.3 million in proceeds from the sale of Schuylkill Mall and land parcels at Magnolia Mall, New River Valley Mall and Wiregrass Commons Mall. Investing activities in 2006 include $60.9 million in real estate acquisitions relating to the acquisitions of three former Strawbridge’s department stores at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East. Investment activities in 2006 also reflect real estate improvements of $35.5 million and investment in construction in progress of $154.1 million, both of which primarily relate to our development and redevelopment activities.

Cash flows provided by financing activities were $105.0 million in 2007, compared to $16.3 million in 2006 and to $179.0 million in 2005. Cash provided by financing activities for 2007 were primarily affected by $281.0 million raised through the sale of exchangeable senior notes and $150.0 million of proceeds from the mortgage loan on The Mall at Prince Georges. Portions of these cash flows were applied toward dividends and distributions of $102.7 million, mortgage note repayments of $56.7 million, purchase of capped call agreements of $12.6 million in connection with the exchangeable senior notes, and principal installments on mortgage notes payable of $23.1 million. We also used $130.0 million to redeem all of our 11% non-convertible senior preferred shares excluding paid and accrued dividends.

Cash flows generated from discontinued operations have been included within the three reporting categories above.

COMMITMENTS

At December 31, 2007, we had $121.6 million of contractual obligations to complete current development and redevelopment projects. Total expected costs for the particular projects with such commitments are $361.3 million. We expect to finance these amounts through borrowings under the Credit Facility or through various other capital sources. See “— Liquidity and Capital Resources – Capital Resources.”

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

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our power and strip centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

Also, a significant amount of capital has and might continue to provide funding for the acquisition and development of properties that might compete with our properties. The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the occupancy and net operating income of such properties. Any such redevelopments, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, parcels, other assets or other companies we seek to acquire or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. Also, the number of entities competing for suitable investment properties or desirable development sites has increased and might continue to increase, resulting in increased demand for these assets and therefore increased prices paid for them. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher prices for properties, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. See “Item 2. Properties – Major Tenants.” In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, we might modify lease terms in ways that are less favorable to us.

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rent based on a percentage of a tenant’s sales over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and there is a higher concentration of tenants vacating their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first quarter, excluding the effect of ongoing redevelopment projects. Our concentration in the retail sector increases our exposure to seasonality and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.

INFLATION

Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on us. However, rent increases may not keep up with inflation.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2007, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or the possibility of war or terrorist attacks;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes in the retail industry, including consolidation and store closings;

•	concentration of our properties in the Mid-Atlantic region;

•	risks relating to development and redevelopment activities, including risks associated with construction and receipt of governmental and tenant approvals;

•	our ability to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost;

•	our ability to simultaneously manage several redevelopment and development projects, including projects involving mixed use;

•	our ability to maintain and increase property occupancy and rental rates;

•	our dependence on our tenants’ business operations and their financial stability;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	our short- and long-term liquidity position;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2007, our consolidated debt portfolio consisted primarily of $330.0 million borrowed under our Credit Facility, which bears interest at a LIBOR rate plus an applicable margin, and $1,656.9 million in fixed-rate mortgage notes, including $13.8 million of mortgage debt premium.

Mortgage notes payable, which are secured by 30 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.91% to 7.61% and a weighted average interest rate of 6.21% at December 31, 2007. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt			Variable-Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2008	$527,877	(1)	7.27%	—		—
2009	$64,507		6.01%	$330,000	(2)	6.29	%(3)
2010	$15,587		5.65%	—		—
2011	$16,498		5.65%	—		—
2012	$608,842		5.56%	—		—
2013 and thereafter	$697,311		5.52%	—		—

(1)	The amount outstanding under the REMIC is included in the “2008” row.
(2)	Our Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time.
(3)	Based on the weighted average interest rate in effect as of December 31, 2007.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2007 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in our net financial instrument position of $42.3 million at December 31, 2007. A 100 basis point decrease in market interest rates would result in an increase in our net financial instrument position of $43.3 million at December 31, 2007. Based on the variable-rate debt included in our debt portfolio as of December 31, 2007, a 100 basis point increase in interest rates would result in an additional $3.3 million in interest annually. A 100 basis point decrease would reduce interest incurred by $3.3 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 5 to our consolidated financial statements.

In March 2006, we entered into six forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on an aggregate notional amount of $150.0 million settling no later than December 10, 2008.

In May 2005, we entered into three forward-starting interest rate swap agreements that have a blended 10-year swap rate of 4.6858% on an aggregate notional amount of $120.0 million settling no later than October 31, 2007. We also entered into seven forward starting interest rate swap agreements in May 2005 that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long term debt. We assessed the effectiveness of these swaps as hedges at inception and on December 31, 2007 and consider these swaps to be highly effective cash flow hedges under SFAS No. 133.

In March 2007, we settled three swaps. The settled swaps had a value of $4.3 million as of December 31, 2006 and at the cash settlement date, we received $4.1 million in cash and recorded an unrealized loss of $0.2 million to “Other Accumulated Comprehensive Income.” The swaps were settled in anticipation of our issuance of long-term debt. Amortization of the settlement amount commenced upon the issuance of such debt and is being recorded as a decrease in interest expense over the term of the new long-term debt.

We now have an aggregate $400.0 million in notional amount of swap agreements settling in 2008.

Because the information presented above includes only those exposures that exist as of December 31, 2007, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the years ended December 31, 2007, 2006 and 2005, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2007 and 2006, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, and have concluded as follows:

•

Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported accurately and on a timely basis.

•

Our disclosure controls and procedures are effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated, communicated to management and disclosed in a timely manner.

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

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 29, 2008, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included in this report:

All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statement or notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Cherry Hill Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.1 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.2	Agreement of Purchase and Sale among Echelon Mall Joint Venture and Echelon Acquisition, LLC and PR Echelon Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.2 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.3	Agreement of Purchase and Sale among The Gallery at Market East, LLC and PR Gallery I Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.3 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.4	Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Moorestown Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.4 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.5	Agreement of Purchase and Sale between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.5 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.6	Agreement of Purchase and Sale between The Rouse Company, L.P. and PR Exton Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.6 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.7	Agreement and Plan of Merger among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.8	Crown Partnership Distribution Agreement between Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as Exhibit 2.2 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.9	PREIT Contribution Agreement between Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of May 13, 2003, filed as Exhibit 2.3 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.10	Crown Partnership Contribution Agreement between Crown American Properties, L.P. and PREIT Associates, L.P., dated as of May 13, 2003, filed as Exhibit 2.4 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.11	Agreement of Exchange between Crown Investments Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as Exhibit 2.5 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.12	Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.13	First Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as Exhibit 2.2 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.14	Second Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of April 4, 2003 filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated April 4, 2003 and filed April 10, 2003, is incorporated herein by reference.

2.15	Third Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of May 27, 2003, filed as Exhibit 2.4 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.16	Letter Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp, dated May 30, 2003, filed as Exhibit 2.5 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.17	Purchase and Sale Agreement between Mid-Island Properties, Inc. and PREIT Associates, L.P. dated May 1, 2003, filed as Exhibit 2.6 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.18	Assignment and Assumption of Purchase and Sale Agreement between Mid-Island Properties, Inc. and Tree Farm Road, L.P. dated May 1, 2003, filed as Exhibit 2.7 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.19	Partnership Assignment Agreement between PREIT Associates, L.P. and Tree Farm Road, L.P. dated May 1, 2003, filed as Exhibit 2.8 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.20	Purchase and Sale Agreement by and among Countrywood Apartments Limited Partnership, Countrywood Apartments General Partnership, PR Countrywood LLC and PREIT Associates, L.P., filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.21	First Amendment to Agreement of Purchase and Sale Plymouth Meeting Mall, dated as of April 28, 2003, by and between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, filed as Exhibit 2.7 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.22	First Amendment to Agreement of Purchase and Sale Echelon Mall, dated as of April 28, 2003, by and between Echelon Mall Joint Venture, Echelon Acquisition, LLC and PR Echelon Limited Partnership, filed as Exhibit 2.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.23	Contribution Agreement, dated as of April 22, 2003, among PREIT, PREIT Associates, L.P. and the persons and entities named therein and the joinder to the contribution agreement, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.24	Call and Put Option Agreement, dated as of April 28, 2003, among PREIT Associates, L.P., PR New Castle LLC, Pan American Associates and Ivyridge Investment Corp., filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.25	Purchase and Sale Agreement by and among Norman Wolgin, Sidney Wolgin, William Wolgin and PR Fox Run, L.P. dated as of June 30, 2003, filed as Exhibit 2.10 to PREIT’s Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.26	Purchase and Sale Agreement by and among Norman Wolgin, Alfred Frans Nijkerk, Alfred Frans Nijkerk as Trustee of Trust U/W Inge M.H. Nijkerk Von Der Laden and PR Will-O-Hill, L.P. dated as of July 2003, filed as Exhibit 2.11 to PREIT’s Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.27	Assignment of Limited Partnership Interests as of September 2, 2003 by Commonwealth of Pennsylvania State Employees’ Retirement System to PREIT Associates, L.P., filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.28	Assignment of General Partnership Interests as of September 2, 2003 by LMRES Real Estate Advisers, Inc. to PRWGP General, LLC, filed as Exhibit 2.2 to PREIT’s Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.29	Purchase and Sale Agreement between PREIT Associates, L.P. and Lightstone Real Estate Partners, LLC dated as of May 14, 2004, as amended on June 2, 2004, filed as Exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

3.1	Trust Agreement as Amended and Restated on July 26, 2007, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on August 1, 2007, is incorporated herein by reference.

3.2	By-Laws of PREIT as amended through July 26, 2007, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on August 1, 2007, is incorporated herein by reference.

4.1	First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.3	Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4	Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference

4.6	Indenture dated May 8, 2007 among PREIT Associates, L.P., as issuer, PREIT, as guarantor and US Bank National Association, as Trustee, filed as Exhibit 4.1 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, as incorporated herein by reference.

4.7	Form of 4.00% Exchangeable Senior Note due 2012, filed as Exhibit 4.2 to PREIT’s Current Report on Form 8-K filed on May 10, 2007.

10.1	Registration Rights Agreement dated May 8, 2007 among PREIT, PREIT Associates, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 4.3 to PREIT’s Current Report on Form 8-K filed on May 10, 2007.

10.2	Credit Agreement, dated as of November 20, 2003, among PALP, PREIT and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.3	First Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 2, 2005, is incorporated herein by reference.

10.4	Second Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 7, 2006, is incorporated herein by reference.

10.5	Third Amendment to Credit Agreement and Joinder Agreement by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.6	Form of Revolving Note, dated November 20, 2003, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.7	Swingline Note, dated November 20, 2003, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.8	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Merrill Lynch Financial Markets, Inc. filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 10, 2007.

10.9	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Citibank, N.A. filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on May 10, 2007.

10.10	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and UBS AG, London Branch filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on May 10, 2007.

10.11	Guaranty, dated as of November 20, 2003, executed by PREIT and certain of its direct and indirect subsidiaries, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.12	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Cherry Hill Mall), filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.13	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Gallery at Market East, LLC and its affiliates, including The Rouse Company, L.P. (relating to The Gallery at Market East), filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.14	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Moorestown Mall), filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.15	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Exton Square Mall), filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.16	Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.17	Promissory Note, dated June 3, 2003, in the principal amount of $64.3 million issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.18	Promissory Note, dated May 30, 2003, in the principal amount of $70.0 million issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.19	Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 12, 2005, is incorporated herein by reference.

10.20	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.21	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.22	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by W.G. Park, L.P. in favor of Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.23	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by W.G. Park, L.P. in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.24	Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

10.25	Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 24, 2006, is incorporated herein by reference.

10.26	Promissory Note, dated July 10, 2006, in the principal amount of $150.0 million, issued by Mall at Lehigh Valley, L.P. in favor of JPMorgan Chase Bank, N.A, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 10, 2006, is incorporated herein by reference.

10.27	Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K dated May 7, 2007 is incorporated herein by reference.

10.28	PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between PREIT and PREIT Associates, L.P., filed as Exhibit 10.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.29	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as Exhibit 10.16 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.30	TRO Contribution Agreement, dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., and the persons and entities named therein, filed as Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.31	First Amendment to TRO Contribution Agreement, dated September 30, 1997, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.32	Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.33	First Amendment to Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as Exhibit 10.20 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.34	Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as Exhibit 10.22 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.35	First Amendment to Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of December 23, 1998, among PREIT, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as Exhibit 2.2 to PREIT’s Current Report on Form 8-K dated January 7, 1999, is incorporated herein by reference.

10.36	Contribution Agreement (relating to the pre-development properties named therein), dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., and TRO Predevelopment, LLC, filed as Exhibit 10.23 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.37	First Amendment to Contribution Agreement (relating to the pre-development properties), dated September 30, 1997, filed as Exhibit 10.24 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.38	First Refusal Rights Agreement, effective as of September 30, 1997, by Pan American Associates, its partners and all persons having an interest in such partners with and for the benefit of PREIT Associates, L.P., filed as Exhibit 10.25 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.39	Contribution Agreement among the Woods Associates, a Pennsylvania limited partnership, certain general, limited and special limited partners thereof, PREIT Associates, L.P., a Delaware limited partnership, and PREIT dated as of July 24, 1998, as amended by Amendment #1 to the Contribution Agreement, dated as of August 7, 1998, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated August 7, 1998, is incorporated herein by reference.

10.40	Purchase and Sale and Contribution Agreement dated as of September 17, 1998 by and among Edgewater Associates #3 Limited Partnership, an Illinois limited partnership, Equity-Prince George’s Plaza, Inc., an Illinois corporation, PREIT Associates, L.P., a Delaware limited partnership and PR PGPlaza LLC, a Delaware limited liability company, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated September 17, 1998 is incorporated herein by reference.

10.41	Purchase and Sale Agreement dated as of July 24, 1998 by and between Oaklands Limited Partnership, a Pennsylvania limited partnership, and PREIT Associates, L.P. a Delaware limited partnership, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated August 27, 1998 is incorporated herein by reference.

10.42	Letter Agreement, dated March 26, 1996, by and among The Goldenberg Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth Goldenberg, filed as Exhibit 10.32 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.43	Letter Agreement dated July 30, 1997, by and between The Goldenberg Group and Ronald Rubin, filed as Exhibit 10.33 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.44	Purchase and Sale Agreement effective as of March 31, 2005 by and between Colonial Realty Limited Partnership and PREIT-RUBIN, Inc., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated April 5, 2005, is incorporated herein by reference.

10.45	Agreement of Sale (Springfield Associates and PREIT-RUBIN, Inc.) dated as of September 16, 2005, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 20, 2005, is incorporated herein by reference.

10.46	Purchase and Sale Agreement by and between Woodland Shopping Center Limited Partnership and PR Woodland Limited Partnership dated December 29, 2005, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated January 5, 2006, is incorporated herein by reference.

10.47	PREIT’s Special Committee of the Board of Trustees’ Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

10.48	Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P. filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.49	Amendment No.1, dated October 1, 2007, to Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC and PR Valley View Downs, L.P., filed as Exhibit to 10.1 to PREIT’s Current Report on Form 8-K filed on October 5, 2007, is incorporated herein by reference.

10.50	Contribution Agreement, dated as of October 8, 2004, by and among Cumberland Mall Management, Inc., Pan American Associates, Cumberland Mall Investment Associates, Pennsylvania Real Estate Investment Trust, and PREIT Associates, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.51	Acquisition Agreement, dated as of October 8, 2004, by and among Hennis Road, L.L.C. and PREIT Associates, L.P., filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.52	Purchase and Sale Agreement, effective October 14, 2004, by and between The Prudential Insurance Company of America and Colonial Realty Limited Partnership, as tenants in common, and Pennsylvania Real Estate Investment Trust, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 20, 2004, is incorporated herein by reference.

+10.53	Amended and Restated Employment Agreement, dated as of March 22, 2002, between PREIT and Jeffrey Linn, filed as Exhibit 10.11 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.54	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Jeffrey A. Linn, filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.55	Employment Agreement effective January 1, 1999 between PREIT and Edward Glickman, filed as Exhibit 10.30 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is incorporated herein by reference.

+10.56	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Edward Glickman, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.57	Amendment to Employment Agreement dated February 26, 2008 by and between the Company and Edward A. Glickman, filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.58	Employment Agreement, dated as of March 22, 2002, between PREIT and Bruce Goldman, filed as Exhibit 10.69 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

+10.59	Amendment to Employment Agreement, effective as of January 1, 2004, between PREIT and Bruce Goldman, filed as Exhibit 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.60	Amended and Restated Employment Agreement, effective as of January 1, 2004, between PREIT and Ronald Rubin, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.61	Employment Agreement, effective as of January 1, 2004, between PREIT and George F. Rubin, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.62	Employment Agreement, effective as of January 1, 2004, between PREIT and Joseph F. Coradino, filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.63	Employment Agreement, dated as of April 23, 2004, between PREIT and Robert McCadden, filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.64	Employment Agreement, effective as of January 1, 2004, between PREIT and Douglas S. Grayson, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.65	Form of Amendment to Employment Agreement dated February 26, 2008 by and between the Company and each of the executive officers with an employment agreement, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.66	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of September 1, 1994, as amended effective as of September 1, 1998, filed as Exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.67	Supplemental Executive Retirement Agreement, dated as of November 10, 2000, between PREIT and Edward A. Glickman filed as Exhibit 10.13 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.68	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 1, 2002, between PREIT and Douglas S. Grayson, filed as Exhibit 10.14 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.69	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 5, 2002, between PREIT and George F. Rubin, filed as Exhibit 10.15 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.70	Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and George F. Rubin filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.71	Nonqualified Supplemental Executive Retirement Agreement, dated as of November 6, 2002, between PREIT and Joseph F. Coradino, filed as Exhibit 10.16 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.72	Amendment No. 1, effective January 1, 2004, to the Nonqualified Supplemental Executive Retirement Agreement between PREIT and Joseph F. Coradino filed as Exhibit 10.8 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated by reference herein.

+10.73	Nonqualified Supplemental Executive Retirement Agreement, dated as of May 17, 2004, between PREIT and Robert F. McCadden, filed as Exhibit 10.17 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

+10.74	Nonqualified Supplemental Executive Retirement Agreement, dated as of September 9, 2004, between PREIT and Bruce Goldman filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.75	Indemnification Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown Investments Trust, Crown American Investment Company, Mark E. Pasquerilla and Crown Delaware Holding Company, dated as of May 13, 2003, filed as Exhibit 2.6 to PREIT’s Current Report on Form 8-K filed with the SEC on May 22, 2003, is incorporated herein by reference.

10.76	Tax Protection Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Properties, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Crown Holding Company and Crown American Associates, dated as of November 18, 2003, filed as Exhibit 2.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.77	Shareholder Agreement by Mark E. Pasquerilla, Crown American Properties, L.P., Crown Investments Trust, Crown American Investment Company and Crown Delaware Holding Company, and acknowledged and agreed by Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of November 18, 2003, filed as Exhibit 2.8 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.78	Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.79	Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.11 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.80	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George F. Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as Exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004.

+10.81	PREIT’s 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit “A” to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

+10.82	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.83	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is incorporated herein by reference.

+10.84	Amendment No. 3 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.85	PREIT’s Amended Incentive and Non Qualified Stock Option Plan, filed as Exhibit A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

+10.86	Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of PREIT, filed as Exhibit 10.40 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.87	Amendment No. 1 to PREIT’s 1990 Incentive and Non-Qualified Stock Option Plan, filed as Exhibit 10.16 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

+10.88	PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as Exhibit 10.38 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.89	PREIT-RUBIN, Inc. Stock Bonus Plan, filed as Exhibit 10.39 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.90	1997 Stock Option Plan, filed as Exhibit 10.41 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.91	Amendment No. 1 to PREIT’s 1997 Stock Option Plan, filed as Exhibit 10.48 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.92	PREIT’s 1998 Non-Qualified Employee Share Purchase Plan, filed as Exhibit 4 to PREIT’s Form S-3 dated January 6, 1999, is incorporated herein by reference.

+10.93	Amendment No. 1 to PREIT’s Non-Qualified Employee Share Purchase Plan, filed as Exhibit 10.52 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.94	PREIT’s 1998 Qualified Employee Share Purchase Plan, filed as Exhibit 4 to PREIT’s Form S-8 dated December 30, 1998, is incorporated herein by reference.

+10.95	Amendment No. 1 to PREIT’s Qualified Employee Share Purchase Plan, filed as Exhibit 10.54 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.96	PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as Exhibit 4 to PREIT’s Form S-3 dated March 19, 1999, is incorporated herein by reference.

+10.97	Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as Exhibit 10.56 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.98	Amendment No. 2 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.99	PREIT’s 1999 Equity Incentive Plan, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

+10.100	Amendment No. 2 to PREIT’s 1999 Equity Incentive Plan filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.101	PREIT’s 2002-2004 Long-Term Incentive Plan, effective January 1, 2002, filed as Exhibit 10.66 to PREIT’s Annual Report on Form 10-K filed on March 28, 2002, is incorporated herein by reference.

+10.102	Amendment No. 1 to 2002-2004 Long-Term Incentive Plan, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed August 14, 2003, is incorporated herein by reference.

+10.103	PREIT’s 2003 Equity Incentive Plan and Amendment No. 1 thereto, filed as Appendix D to PREIT’s Form S-4/A dated October 1, 2003, is incorporated herein by reference.

+10.104	Amendment No. 2 to PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.105	Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees without an employment contract) filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.106	Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees with an employment contract) filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.107	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.108	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.109*	Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.110	Amended and Restated PREIT 2005-2008 Outperformance Program, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated April 5, 2005, is incorporated herein by reference.

+10.111	PREIT’s 2006 – 2008 Restricted Share Unit Program under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.112	Amendment No. 1 to PREIT’s 2006 – 2008 Restricted Share Unit Program filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 31, 2007, is incorporated herein by reference.

+10.113	Form of Amendment to Restricted Share Unit and Dividend Equivalent Rights Award Agreement under PREIT’s 2006-2008 and 2007-2009 Restricted Share Unit Programs filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on July 31, 2007, is incorporated herein by reference.

+10.114	PREIT’s 2007-2009 Restricted Share Unit Program filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on July 25, 2007 is incorporated herein by reference.

+10.115	2008-2010 Restricted Share Unit Program, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.116	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement under PREIT’s 2007-2009 Restricted Share Unit Program filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on July 25, 2007, is incorporated herein by reference.

+10.117	Form of 2008-2010 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.118	Form of Incentive Compensation Opportunity Award for Chairman and Chief Executive Officer filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.119	Form of Incentive Compensation Opportunity Award for other members of the Office of the Chair filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.120	Form of Incentive Compensation Opportunity Award for Executive Vice Presidents filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

10.121	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.122	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.123	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.124	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.125	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.126	Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.127	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 24, 2004, is incorporated by reference herein.

10.128	License Agreement, dated as of November 20, 2003 by and among Crown Investments Trust, Crown American Hotels Company and PREIT, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.129	Unit Purchase Agreement dated December 22, 2005 by and between Pennsylvania Real Estate Investment Trust and Crown American Properties, L.P, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 22, 2005, is incorporated herein by reference.

10.130	Purchase and Sale Agreement dated December 27, 2006 by and between PREIT Associates, L.P. and Crown American Properties, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 27, 2006, is incorporated herein by reference.

10.131*	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: February 29, 2008	By:	/s/ Edward A. Glickman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Chairman and Chief Executive Officer and Trustee	February 29, 2008
Ronald Rubin	(principal executive officer)

/s/ George F. Rubin	Vice Chairman and Trustee	February 29, 2008
George F. Rubin

/s/ Edward A. Glickman	President and Chief Operating Officer and Trustee	February 29, 2008
Edward A. Glickman

/s/ Joseph F. Coradino	Executive Vice President and Trustee	February 29, 2008
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer	February 29, 2008
Robert F. McCadden	(principal financial officer)

/s/ Jonathen Bell	Senior Vice President – Chief Accounting Officer	February 29, 2008
Jonathen Bell	(principal accounting officer)

/s/ Stephen B. Cohen	Trustee	February 29, 2008
Stephen B. Cohen

/s/ M. Walter D’Alessio	Trustee	February 29, 2008
M. Walter D’Alessio

/s/ Rosemarie B. Greco	Trustee	February 29, 2008
Rosemarie B. Greco

/s/ Lee H. Javitch	Trustee	February 29, 2008
Lee H. Javitch

/s/ Leonard I. Korman	Trustee	February 29, 2008
Leonard I. Korman

/s/ Ira M. Lubert	Trustee	February 29, 2008
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	February 29, 2008
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	February 29, 2008
Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	February 29, 2008
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG has issued a report concurring with management’s assessment, which is included on page F-3 in this report.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2008

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share amounts)	December 31, 2007	December 31, 2006
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,074,562	$2,909,862
Construction in progress	287,116	216,892
Land held for development	5,616	5,616

Total investments in real estate	3,367,294	3,132,370
Accumulated depreciation	(401,502)	(306,893)

Net investments in real estate	2,965,792	2,825,477

INVESTMENTS IN PARTNERSHIPS, at equity	36,424	38,621
OTHER ASSETS:
Cash and cash equivalents	27,925	15,808
Tenant and other receivables (net of allowance for doubtful accounts of $11,424 and $11,120, at December 31, 2007 and 2006, respectively)	49,094	46,065
Intangible assets (net of accumulated amortization of $137,809 and $108,545, at December 31, 2007 and 2006, respectively)	104,136	139,117
Deferred costs and other assets	80,703	79,120
Assets held for sale	—	1,401

Total assets	$3,264,074	$3,145,609

LIABILITIES:
Mortgage notes payable	$1,643,122	$1,572,908
Debt premium on mortgage notes payable	13,820	26,663
Exchangeable notes	287,500	—
Credit Facility	330,000	332,000
Corporate notes payable	—	1,148
Tenants’ deposits and deferred rent	16,213	12,098
Distributions in excess of partnership investments	49,166	63,439
Accrued expenses and other liabilities	111,378	93,656
Liabilities related to assets held for sale	—	34

Total liabilities	2,451,199	2,101,946

MINORITY INTEREST	55,256	114,363

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 39,134,109 shares at December 31, 2007 and 36,947,496 shares at December 31, 2006	39,134	36,947
Non-convertible senior preferred shares, 11% cumulative, $.01 par value per share; 2,475,000 shares authorized, issued and outstanding at December 31, 2006 (see Note 6)	—	25
Capital contributed in excess of par	818,966	917,322
Accumulated other comprehensive income (loss)	(6,968)	7,893
Distributions in excess of net income	(93,513)	(32,887)

Total shareholders’ equity	757,619	929,300

Total liabilities, minority interest and shareholders’ equity	$3,264,074	$3,145,609

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2007	2006	2005
REVENUE:
Real estate revenue:
Base rent	$293,110	$289,286	$271,393
Expense reimbursements	136,360	131,846	123,655
Percentage rent	9,067	9,942	10,411
Lease termination revenue	1,589	2,789	1,852
Other real estate revenue	19,470	21,015	18,319

Total real estate revenue	459,596	454,878	425,630
Management company revenue	4,419	2,422	2,197
Interest and other revenue	2,557	2,008	1,048

Total revenue	466,572	459,308	428,875

EXPENSES:
Property operating expenses:
CAM and real estate tax	(129,338)	(123,503)	(113,490)
Utilities	(24,998)	(23,520)	(23,087)
Other property expenses	(26,083)	(28,684)	(26,431)

Total property operating expenses	(180,419)	(175,707)	(163,008)
Depreciation and amortization	(132,184)	(123,302)	(109,796)
Other expenses:
General and administrative expenses	(42,946)	(38,528)	(35,615)
Executive separation	—	(3,985)	—
Income taxes	(413)	(398)	(597)

Total other expenses	(43,359)	(42,911)	(36,212)
Interest expense	(98,860)	(96,382)	(81,907)

Total expenses	(454,822)	(438,302)	(390,923)
Income before equity in income of partnerships, gains on sales of interests in real estate, minority interest and discontinued operations	11,750	21,006	37,952
Equity in income of partnerships	4,637	5,595	7,474
Gains on sales of non-operating real estate	1,731	5,495	4,525
Gains on sales of interests in real estate	579	—	5,586

Income before minority interest and discontinued operations	18,697	32,096	55,537
Minority interest	(1,414)	(3,367)	(6,346)

Income from continuing operations	17,283	28,729	49,191
Discontinued operations:
Operating results from discontinued operations	(130)	(2,201)	3,338
Gains on sales of discontinued operations	6,699	1,414	6,158
Minority interest	(691)	79	(1,058)

Income (loss) from discontinued operations	5,878	(708)	8,438

Net income	23,161	28,021	57,629
Redemption of preferred shares	13,347	—	—
Dividends on preferred shares	(7,941)	(13,613)	(13,613)

Net income available to common shareholders	$28,567	$14,408	$44,016

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME (continued)

EARNINGS PER SHARE

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2007	2006	2005
Income from continuing operations	$17,283	$28,729	$49,191
Redemption of preferred shares	13,347	—	—
Dividends on preferred shares	(7,941)	(13,613)	(13,613)

Income from continuing operations available to common shareholders	$22,689	$15,116	$35,578
Dividends on unvested restricted shares	(1,088)	(1,043)	(1,034)

Income from continuing operations used to calculate earnings per share – basic	$21,601	$14,073	$34,544
Minority interest in properties – continuing operations	—	155	179

Income from continuing operations used to calculate earnings per share – diluted	$21,601	$14,228	$34,723

Income (loss) from discontinued operations used to calculate earnings per share – basic and diluted	$5,878	$(708)	$8,438

Basic earnings per share:
Income from continuing operations	$0.57	$0.39	$0.96
Income (loss) from discontinued operations	0.16	(0.02)	0.23

	$0.73	$0.37	$1.19

Diluted earnings per share:
Income from continuing operations	$0.57	$0.39	$0.94
Income (loss) from discontinued operations	0.16	(0.02)	0.23

	$0.73	$0.37	$1.17

(in thousands of shares)
Weighted average shares outstanding – basic	37,577	36,256	36,089
Effect of dilutive common share equivalents	325	599	673

Weighted average shares outstanding – diluted	37,902	36,855	36,762

See accompanying notes to consolidated financial statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006 AND 2005

(in thousands of dollars, except per share amounts)	Shares of Beneficial Interest $1.00 Par	Preferred Shares $.01 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	(Distributions in Excess of Net Income) Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2005	$36,272	$25	$891,769	$(1,821)	$78,221	$1,004,466
Comprehensive income:
Net income	—	—	—	—	57,629	57,629
Unrealized gain on derivatives	—	—	—	5,937	—	5,937
Other comprehensive income	—	—	—	261	—	261

Total comprehensive income						63,827
Shares issued upon exercise of options, net of retirements	33	—	(397)	—	—	(364)
Shares issued upon conversion of Operating Partnership units	189	—	8,394	—	—	8,583
Shares issued under distribution reinvestment and share purchase plan	37	—	1,505	—	—	1,542
Shares issued under employee share purchase plans	15	—	510	—	—	525
Shares issued under equity incentive plan, net of retirements	194	—	(927)	—	—	(733)
Repurchase of common shares	(219)	—	(4,725)	—	(3,413)	(8,357)
Amortization of deferred compensation	—	—	3,310	—	—	3,310
Distributions paid to common shareholders ($2.25 per share)	—	—	—	—	(82,310)	(82,310)
Distributions paid to preferred shareholders ($5.50 per share)	—	—	—	—	(13,613)	(13,613)

Balance, December 31, 2005	36,521	25	899,439	4,377	36,514	976,876

Comprehensive income:
Net income	—	—	—	—	28,021	28,021
Unrealized gain on derivatives	—	—	—	3,480	—	3,480
Other comprehensive income	—	—	—	36	—	36

Total comprehensive income						31,537
Shares issued upon exercise of options, net of retirements	57	—	1,227	—	—	1,284
Shares issued upon conversion of Operating Partnership units	193	—	7,991	—	—	8,184
Shares issued under distribution reinvestment and share purchase plan	115	—	4,418	—	—	4,533
Shares issued under employee share purchase plans	18	—	727	—	—	745
Shares issued under equity incentive plan, net of retirements	43	—	(2,340)	—	—	(2,297)
Amortization of deferred compensation	—	—	5,860	—	—	5,860
Distributions paid to common shareholders ($2.28 per share)	—	—	—	—	(83,809)	(83,809)
Distributions paid to preferred shareholders ($5.50 per share)					(13,613)	(13,613)

Balance, December 31, 2006	36,947	25	917,322	7,893	(32,887)	929,300

Comprehensive income:
Net income	—	—	—	—	23,161	23,161
Unrealized loss on derivatives	—	—	—	(14,644)	—	(14,644)
Other comprehensive income (loss)	—	—	—	(217)	—	(217)

Total comprehensive income						8,300
Shares issued upon exercise of options, net of retirements	76	—	145	—	—	221
Shares issued upon conversion of Operating Partnership units	2,053	—	51,231	—	—	53,284
Shares issued under distribution reinvestment and share purchase plan	98	—	3,785	—	—	3,883
Shares issued under employee share purchase plans	20	—	742	—	—	762
Shares issued under equity incentive plan, net of retirements	93	—	(2,183)	—	—	(2,090)
Repurchase of common shares	(153)	—	(3,291)	—	(2,000)	(5,444)
Capped calls	—	—	(12,578)	—	—	(12,578)
Preferred share redemption	—	(25)	(143,278)	—	13,347	(129,956)
Amortization of deferred compensation	—	—	7,071	—	—	7,071
Distributions paid to common shareholders ($2.28 per share)	—	—	—	—	(86,475)	(86,475)
Distributions paid to preferred shareholders ($3.50 per share)					(8,659)	(8,659)

Balance, December 31, 2007	$39,134	$—	$818,966	$(6,968)	$(93,513)	$757,619

See accompanying notes to consolidated financial statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands of dollars)	2007	2006	2005
Cash flows from operating activities:
Net income	$23,161	$28,021	$57,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,020	92,329	78,500
Amortization	22,278	22,981	16,299
Straight-line rent adjustments	(2,439)	(2,905)	(4,311)
Provision for doubtful accounts	2,414	3,182	2,970
Amortization of deferred compensation	7,071	5,860	3,310
Amortization of Outperformance Program	819	1,160	932
Minority interest	2,105	3,288	7,404
Gains on sales of interests in real estate	(9,009)	(6,909)	(16,269)
Change in assets and liabilities:
Net change in other assets	(4,448)	(3,118)	(10,831)
Net change in other liabilities	7,514	20,516	(5,451)

Net cash provided by operating activities	149,486	164,405	130,182

Cash flows from investing activities:
Investments in consolidated real estate acquisitions, net of cash acquired	(11,657)	(60,858)	(223,616)
Investments in consolidated real estate improvements	(32,524)	(35,521)	(61,321)
Additions to construction in progress	(213,761)	(154,155)	(63,764)
Investments in partnerships	(13,654)	(3,408)	(15,197)
Decrease (increase) in cash escrows	1,130	(2,755)	(2,003)
Capitalized leasing costs	(4,830)	(4,613)	(3,574)
Additions to leasehold improvements	(945)	(619)	(3,163)
Cash distributions from partnerships in excess of equity in income	1,578	56,423	1,578
Cash proceeds from sales of consolidated real estate investments	32,286	17,762	36,148
Cash proceeds from sales of interests in partnerships	—	—	8,470

Net cash used in investing activities	(242,377)	(187,744)	(326,442)

Cash flows from financing activities:
Proceeds from sale of exchangeable notes	281,031	—	—
Principal installments on mortgage notes payable	(23,123)	(22,771)	(18,766)
Proceeds from mortgage notes payable	150,000	246,500	426,000
Proceeds from (repayment of) corporate notes payable	(1,148)	(94,400)	94,400
Repayment of mortgage notes payable	(56,663)	—	(267,509)
Prepayment penalty on repayment of mortgage notes payable	—	—	(803)
Net (repayment of) borrowing from Credit Facility	(2,000)	(10,500)	71,500
Proceeds from settlement of interest rate swap agreements	4,069	—	—
Payment of deferred financing costs	(4,201)	(1,498)	(2,168)
Purchase of capped calls	(12,578)	—	—
Shares of beneficial interest issued	19,157	8,055	6,545
Shares of beneficial interest repurchased, other	(6,983)	(2,545)	(3,435)
Shares of beneficial interest repurchased under share repurchase program	(5,444)	—	(8,351)
Operating partnership units purchased or redeemed	(4,438)	(352)	(12,416)
Redemption of preferred shares	(129,955)	—	—
Dividends paid to common shareholders	(86,475)	(83,809)	(82,310)
Dividends paid to preferred shareholders	(8,659)	(13,613)	(13,613)
Distributions paid to Operating Partnership Unit holders and minority partners	(7,582)	(8,768)	(10,118)

Net cash provided by financing activities	105,008	16,299	178,956

Net change in cash and cash equivalents	12,117	(7,040)	(17,304)
Cash and cash equivalents, beginning of year	15,808	22,848	40,152

Cash and cash equivalents, end of year	$27,925	$15,808	$22,848

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power and strip centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2007, the Company’s portfolio consisted of a total of 55 properties. The Company’s operating portfolio contains 51 retail properties in 13 states and includes 38 shopping malls and 13 power and strip centers.

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2007, the Company held a 94.6% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event of the redemption of all of the outstanding OP Units held by limited partners for cash, the total amount that would be distributed as of December 31, 2007 would be $66.6 million, which is calculated using the Company’s December 31, 2007 share price multiplied by the outstanding OP Units held by limited partners.

The Company provides its management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that the Company consolidates for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that the Company does not consolidate for financial reporting purposes, including properties owned by partnerships in which the Company owns an interest and properties that are owned by third parties in which we do not have an interest. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company’s continued qualification as a real estate investment trust under federal tax law.

Consolidation

The Company consolidates its accounts and the accounts of the Operating Partnership and other controlled subsidiaries and reflects the remaining interest of such entities as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Partnership Investments

The Company accounts for its investments in partnerships that it does not control using the equity method of accounting. These investments, each of which represent a 40% to 50% noncontrolling ownership interest at December 31, 2007, are recorded initially at the Company’s cost and subsequently adjusted for the Company’s share of net equity in income and cash contributions and distributions. The Company does not control any of these equity method investees for the following reasons:

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

Statements of Cash Flows

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, cash and cash equivalents totaled $27.9 million and $15.8 million, respectively, and included tenant security deposits of $4.4 million and $4.5 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $107.6 million, $109.0 million and $99.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, net of amounts capitalized of $16.3 million, $9.6 million and $2.8 million, respectively.

Significant Non-Cash Transactions

On June 6, 2007, the Company issued 1,580,211 common shares of beneficial interest in exchange for a like number of OP Units in a transaction with an entity that is an affiliate of Mark Pasquerilla, a trustee of the Company.

In December 2006, the Company issued 341,297 OP Units valued at $13.4 million in connection with the purchase of the remaining interest in two partnerships that own or ground lease 12 malls related to the put-call arrangement established in the Crown American Realty Trust merger in 2003 (see Note 11).

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

The estimates and assumptions made by the Company’s management in applying its critical accounting policies have not changed materially over time, and none of these estimates or assumptions have proven to be materially incorrect or resulted in the Company recording any significant adjustments relating to prior periods. The Company will continue to monitor the key factors underlying its estimates and judgments, but no change is currently expected.

Revenue Recognition

The Company derives over 95% of its revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above-market and below-market intangibles (as described below under “Intangible Assets”) and straight-line rent. The Company records base rent on a straight-line basis, which means that the monthly base rent income according to the terms of the Company’s leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by approximately $2.4 million in 2007, $2.9 million in 2006 and $4.3 million in 2005. The straight-line receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2007 and December 31, 2006 were $21.8 million and $19.4 million, respectively.

Percentage rent represents rental income that the tenant pays based on a percentage of its sales. Tenants that pay percentage rent usually pay in one of two ways: either a percentage of their total sales or a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Revenue for rent received from tenants prior to their due dates is deferred until the period to which the rent applies.

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a pro rata share of real estate taxes and certain common area maintenance costs. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company’s income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2007 and 2006, the Company’s accounts receivable included accrued income of $10.9 million and $8.1 million, respectively, because actual reimbursable expense amounts able to be billed to tenants under applicable contracts exceeded amounts actually billed. Subsequent to the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.

No single tenant represented 10% or more of the Company’s rental revenue in any period presented.

Lease termination fee income is recognized in the period when a termination agreement is signed, collectibility is assured and the Company is no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

The Company also generates revenue from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenue or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities are collectively included in “management company revenue” in the consolidated statements of income.

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

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimates of fair market lease rates for the comparable in-place leases, based on factors such as historical experience, recently executed transactions and specific property issues, measured over a period equal to the remaining non-cancelable term of the lease. The value of above-market lease values is amortized as a reduction of rental income over the remaining terms of the respective leases. The value of below-market lease values is amortized as an increase to rental income over the remaining terms of the respective leases, including any below-market optional renewal periods.

The Company allocates purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships and if the customer relationships associated with the acquired property provide incremental value over the Company’s existing relationships.

The following table presents the Company’s intangible assets and liabilities, net of accumulated amortization, as of December 31, 2007 and 2006:

(in thousands of dollars)	As of December 31, 2007	As of December 31, 2006
Value of in-place lease intangibles	$84,140	$116,238
Above-market lease intangibles	8,192	11,075

Subtotal	92,332	127,313
Goodwill (see below)	11,804	11,804

Total intangible assets	$104,136	$139,117

Below-market lease intangibles	$(10,131)	$(13,073)

Amortization of in-place lease intangibles was $29.0 million, $29.7 million and $30.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Amortization of above-market and below-market lease intangibles decreased revenue by $0.1 million, $0.6 million and $1.4 million in 2007, 2006 and 2005, respectively.

In the normal course of business, the Company’s intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ended December 31,	In-Place Lease Intangibles	Above/(Below) Market Leases
2008	$27,812	$320
2009	27,811	233
2010	22,485	171
2011	5,162	194
2012	870	(162)
2013 and thereafter	—	(2,695)

Total	$84,140	$(1,939)

Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company conducts an annual review of its goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. The Company’s intangible assets on the accompanying consolidated balance sheets at December 31, 2007 and 2006 include $11.8 million (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

Changes in the carrying amount of goodwill for the three years ended December 31, 2007 were as follows:

(in thousands of dollars)

Balance, January 1, 2005	$12,045
Goodwill divested	(216)

Balance, December 31, 2005	11,829
Goodwill divested	(25)

Balance, December 31, 2006	11,804
Goodwill divested	—

Balance, December 31, 2007	$11,804

Assets Held for Sale and Discontinued Operations

The Company generally considers operating properties to be held for sale when the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year.

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

Assuming no significant continuing involvement, a sold operating real estate property is considered a discontinued operation. In addition, properties classified as held for sale are considered discontinued operations. Properties classified as discontinued operations were reclassified as such in the accompanying consolidated statement of income for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See Note 2 for a description of the properties included in discontinued operations. Land parcels and other portions of operating properties, non-operating real estate and investment in partnerships are excluded from discontinued operations treatment.

Capitalization of Costs

Costs incurred in relation to development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects.

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

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
(in thousands of dollars)	2007	2006	2005
Development/Redevelopment:
Salaries and benefits	$2,349	$2,265	$1,749
Real estate taxes	$2,236	$1,398	$451
Interest	$16,259	$9,640	$2,798
Leasing:
Salaries and benefits	$4,830	$4,613	$3,574

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

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

Tenant Receivables

The Company makes estimates of the collectibility of its tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness, current economic and industry trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable.

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

No provision for excise tax was made for the years ended December 31, 2007, 2006, and 2005, as no excise tax was due in those years.

The per share distributions paid to shareholders had the following components for the years ended December 31, 2007, 2006, and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Ordinary income	$2.11	$1.93	$2.07
Capital gains	—	0.04	—
Return of capital	0.17	0.31	0.18

	$2.28	$2.28	$2.25

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more likely than not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The adoption of FIN 48 had no material impact on the Company’s financial statements.

PRI is subject to federal, state and local income taxes. The Company had no provision or benefit for federal or state income taxes in the years ended December 31, 2007, 2006 and 2005. The Company had net deferred tax assets of $5.3 million and $4.9 million as of December 31, 2007 and 2006, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the deferred tax assets, since it is more likely than not that these will not be realized. The Company recorded expense of $0.2 million and $0.4 million related to Philadelphia net profits tax for the years ended December 31, 2007 and 2006 respectively.

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $3,526.5 million and $2,836.7 million, respectively, at December 31, 2007 and $3,188.6 million and $2,533.9 million, respectively, at December 31, 2006.

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

Share-Based Compensation Expense

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

(in thousands of dollars, except per share amounts)	For the Year Ended December 31, 2005
Net income available to common shareholders	$44,016
Add: Stock-based employee compensation expense included in reported net income	4,304
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,315)

Pro forma net income available to common shareholders	44,005
Deduct: Dividends on unvested restricted shares	(1,034)

Pro forma net income for basic earnings per share calculation	42,971
Minority interest in properties	179

Pro forma net income for diluted earnings per share calculation	$43,150

Earnings per share:
Basic – as reported	$1.19

Basic – pro forma	$1.19

Diluted – as reported	$1.17

Diluted – pro forma	$1.17

Earnings Per Share

The difference between basic weighted average shares outstanding and diluted weighted average shares outstanding is the dilutive impact of common stock equivalents. Common stock equivalents consist primarily of shares to be issued under employee share compensation programs and outstanding share options whose exercise price was less than the average market price of the Company’s share during these periods.

Recent Accounting Pronouncements

SFAS No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (rev. 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141 R”). This transaction applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141 R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141 R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141 R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at fair value at the acquisition date. The Company will adopt the provisions of this statement beginning in the first quarter of 2009, prospectively. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141 R will have on the consolidated financial statements of the Company.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company beginning on January 1, 2009. The Company has not determined whether the adoption of SFAS No. 160 will have a material effect on the Company’s financial statements.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the Company beginning on January 1, 2008. The adoption of SFAS No. 159 will not have a material effect on the Company’s financial statements.

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a new definition of fair value, provides guidance on how to measure fair value and establishes new disclosure requirements of assets and liabilities at their fair value measurements. SFAS No. 157 is effective for the Company beginning on January 1, 2008. The adoption of SFAS No. 157 will not have a material effect on the Company’s financial statements.

2.	REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2007 and 2006 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2007	2006
Buildings, improvements and construction in progress	$2,819,210	$2,599,499
Land, including land held for development	548,084	532,871

Total investments in real estate	3,367,294	3,132,370
Accumulated depreciation	(401,502)	(306,893)

Net investments in real estate	$2,965,792	$2,825,477

2007 Acquisitions

In August 2007, the Company purchased a land parcel in Monroe Township, Pennsylvania for $5.5 million. This property, which the Company named Monroe Marketplace, is currently under development.

In August 2007, the Company purchased Plymouth Commons, an office building adjacent to Plymouth Meeting Mall, for $9.2 million.

2006 Acquisitions

In February 2006, the Company acquired a land parcel in Gainesville, Florida for approximately $21.5 million, including closing costs. The acquired parcels are collectively known as “Springhills.” See Note 12.

In separate transactions from June 2006 to October 2006, the Company acquired the former Strawbridge’s department store buildings at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East from Federated Department Stores, Inc. following its merger with The May Department Stores Company for an aggregate purchase price of $58.0 million.

In connection with the merger (the “Merger”) with Crown American Realty Trust (“Crown”) in 2003, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own or ground lease 12 shopping malls. This retained interest was subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company had the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (the closing took place in November 2003) in exchange for 341,297 additional OP Units. Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership. The Company exercised this right in December 2006. The value of the exchanged OP Units was $13.4 million.

2005 Acquisitions

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

2007 Dispositions

In March 2007, the Company sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. The Company recorded a gain of $6.7 million from this sale. In connection with the sale, the Company repaid the mortgage note associated with Schuylkill Mall, with a balance of $16.5 million at closing.

In May 2007, the Company sold an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in Christiansburg, Virginia for $1.6 million. The Company recorded a $0.6 million gain on the sale.

In May 2007, the Company sold an outparcel and related land improvements at Plaza at Magnolia in Florence, South Carolina for $11.3 million. The Company recorded a $1.5 million gain on the sale.

In August 2007, the Company sold undeveloped land adjacent to Wiregrass Commons in Dothan, Alabama for $2.1 million. The Company recorded a $0.3 million gain on this sale.

In December 2007, the Company sold undeveloped land in Monroe Township, Pennsylvania for $0.8 million to Target Corporation. There was no gain or loss recorded on the sale.

2006 Dispositions

In transactions that closed between June 2006 and December 2006, the Company sold a total of four parcels at Plaza at Magnolia in Florence, South Carolina for an aggregate sale price of $7.9 million and recorded an aggregate gain of $0.5 million. Plaza at Magnolia is currently under development.

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

2005 Dispositions

In January 2005, the Company sold a parcel associated with Wiregrass Commons in Dothan, Alabama for $0.1 million. The Company recorded a gain of $0.1 million on the sale of this parcel.

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

In December 2005, the Company sold Festival at Exton, a strip center in Exton, Pennsylvania, for $20.2 million. The Company recorded a gain of $2.5 million from this sale.

Discontinued Operations

The Company has presented as discontinued operations the operating results of (i) Schuylkill Mall, (ii) South Blanding Village, (iii) Festival at Exton, and (iv) the Industrial Properties.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	For the Year Ended December 31,
(in thousands of dollars)	2007	2006	2005
Real estate revenue	$1,073	$6,334	$9,467
Expenses:
Property operating expenses	(852)	(3,597)	(4,249)
Depreciation and amortization	(215)	(3,871)	(639)
Interest expense	(136)	(1,067)	(1,241)

Total expenses	(1,203)	(8,535)	(6,129)
Operating results from discontinued operations	(130)	(2,201)	3,338
Gains on sales of discontinued operations	6,699	1,414	6,158
Minority interest in discontinued operations	(691)	79	(1,058)

Income (loss) from discontinued operations	$5,878	$(708)	$8,438

Development Activities

As of December 31, 2007 and 2006, the Company had capitalized $298.7 million and $229.3 million, respectively, related to construction and development activities. Of the balance at December 31, 2007, $4.0 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, $287.1 million is included in construction in progress and $2.0 million is included in investments in partnerships, at equity. Also, $5.6 million of land is held for development. The Company had $2.4 million of deposits on land purchase contracts at December 31, 2007, of which $1.5 million was refundable.

Valley View Downs

On October 1, 2007, the Company entered into an amendment to the October 2004 agreement with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) with respect to the development of a proposed harness racetrack and casino in western Pennsylvania.

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

Under the amendment, the Company waived and terminated its rights to purchase the property contemplated for the racetrack and casino or to purchase an alternative location, and its right to ground lease such site to Valley View. The Company will be repaid the $983,000 it paid to Valley View in connection with the original agreement, with interest from the date of the amendment, in 24 equal consecutive monthly installments beginning on the earlier of (i) a date sixty days after the start of casino operations (“Alternative Gaming”), if any, at the property, or (ii) October 1, 2014. Valley View has obtained a harness racing license from the Pennsylvania Horse Racing Commission. However, there can be no assurance that Valley View will be successful in obtaining an Alternative Gaming license from the Pennsylvania Gaming Control Board. The Company will not own the property or the improvements on the property, nor will it have any ownership interest in the assets of Valley View, including Valley View’s harness racing license or any Alternative Gaming licenses awarded to Valley View.

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

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of December 31, 2007 and 2006:

	As of December 31,
(in thousands of dollars)	2007	2006
ASSETS:
Investments in real estate, at cost:
Retail properties	$386,050	$344,909
Construction in progress	4,632	8,312

Total investments in real estate	390,682	353,221
Accumulated depreciation	(87,961)	(75,860)

Net investments in real estate	302,721	277,361
Cash and cash equivalents	10,604	5,865
Deferred costs and other assets, net	25,608	26,535

Total assets	338,933	309,761

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage notes payable	378,317	382,082
Other liabilities	27,668	18,418

Total liabilities	405,985	400,500

Net deficit	(67,052)	(90,739)
Partners’ share	(33,025)	(44,961)

Company’s share	(34,027)	(45,778)
Excess investment (1)	15,151	14,211
Advances	6,134	6,749

Net investments and advances	(12,742)	$(24,818)

Investment in partnerships, at equity	36,424	$38,621
Distributions in excess of partnership investments (2)	(49,166)	(63,439)

Net investments and advances	(12,742)	$(24,818)

(1)

Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

(2)

Distributions in excess of partnership investments for the year ended December 31, 2006 reflect the $51.9 million distribution of mortgage loan proceeds from the July 2006 financing of Lehigh Valley Mall (see below).

The Company records distributions from its equity investments up to an amount equal to the equity in income of partnerships as cash from operating activities. Amounts in excess of the Company’s share of the income in the equity investments are treated as a return of partnership capital and recorded as cash from investing activities.

Mortgage notes payable, which are secured by eight of the partnership properties (including one property in development), are due in installments over various terms extending to the year 2012, with effective interest rates ranging from 5.59% to 8.02% and a weighted-average interest rate of 6.43% at December 31, 2007. The liability under each mortgage note is limited to the partnership that owns the particular property. The Company’s proportionate share, based on its respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ended December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2008	$1,964	$119,379	$121,343	$242,750
2009	1,667	12,425	14,092	28,247
2010	1,592	1,412	3,004	6,070
2011	1,089	44,788	45,877	91,818
2012	65	3,708	3,773	9,432

	$6,377	$181,712	$188,089	$378,317

The following table summarizes the Company’s share of equity in income of partnerships for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
(in thousands of dollars)	2007	2006	2005
Real estate revenue	$70,116	$67,356	$58,764

Expenses:
Property operating expenses	(22,095)	(19,666)	(17,937)
Interest expense	(24,472)	(22,427)	(16,485)
Depreciation and amortization	(13,763)	(13,537)	(8,756)

Total expenses	(60,330)	(55,630)	(43,178)

Net income	9,786	11,726	15,586
Less: Partners’ share	(4,893)	(5,863)	(7,835)

Company’s share	4,893	5,863	7,751
Amortization of excess investment	(256)	(268)	(277)

Equity in income of partnerships	$4,637	$5,595	$7,474

Dispositions

The results of operations of these equity method investments and the gains resulting from the sales described below are presented in continuing operations.

In July 2005, a partnership in which the Company had a 50% interest sold the property on which the Christiana Power Center Phase II project would have been built to the Delaware Department of Transportation for $17.0 million. The Company’s share of the proceeds was $9.5 million, representing a reimbursement for the $5.0 million of costs and expenses incurred previously in connection with the project and a gain of $4.5 million on the sale of non-operating real estate.

In July 2005, the Company sold its 40% interest in Laurel Mall in Hazleton, Pennsylvania to Laurel Mall, LLC. The total sales price of the mall was $33.5 million, including assumed debt of $22.6 million. The net cash proceeds to the Company were $3.9 million. The Company recorded a gain of $5.0 million from this transaction.

Mortgage Activity

In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only were required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. In August 2007, the partnership that owns the mall exercised the first one-year extension option.

4.	FINANCING ACTIVITY

Exchangeable Senior Notes

In May 2007, the Company, through its Operating Partnership, completed the sale of $287.5 million aggregate principal amount of exchangeable senior notes due 2012. The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under the Company’s Credit Facility, the cost of the capped call transactions related to the issuance of the notes, and for other general corporate purposes. The notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest payments are due on June 1 and December 1 of each year, and began on December 1, 2007, and will continue until the maturity date of June 1, 2012. The Operating Partnership’s obligations under the notes are fully and unconditionally guaranteed by the Company.

The notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the notes for exchange, the notes will be exchangeable for cash equal to the principal amount of the notes and, with respect to any excess exchange value above the principal amount of the notes, at our option, for cash, common shares of the Company or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of notes, or $54.64 per share. The notes will be exchangeable only under certain circumstances. Prior to maturity, the Operating Partnership may not redeem the notes except to preserve the Company’s status as a real estate investment trust. If the Company undergoes certain change of control transactions at any time prior to maturity, holders of the notes may require the Operating Partnership to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date, and there is a mechanism for holders to receive any excess exchange value. In connection with the offering of the notes, the Company and the Operating Partnership entered into capped call transactions with affiliates of the initial purchasers of the notes. These agreements effectively increase the exchange price of the notes to $63.74 per share. The cost of these agreements of $12.6 million was recorded in the shareholders’ equity section of the Company’s consolidated balance sheet.

Mortgages

Mortgage notes payable, which are secured by 30 of the Company’s consolidated properties, are due in installments over various terms extending to the year 2017 with contract interest rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.21% at December 31, 2007. The mortgages had a weighted average effective rate of 5.89% per annum for the year ended December 31, 2007. Principal payments are due as follows:

(in thousands of dollars) For the Year Ended December 31,	Principal Amortization	Balloon Payments		Total
2008	$22,313	$505,564	(1)	$527,877
2009	14,498	50,009		64,507
2010	15,587	—		15,587
2011	16,498	—		16,498
2012	14,708	306,634		321,342
2013 and thereafter	29,022	668,289		697,311

	$112,626	$1,530,496		$1,643,122

Debt Premium				13,820

				$1,656,942

(1)

Balloon payments for 2008 include $400.0 million related to the Company’s 15 property real estate mortgage investment conduit (“REMIC”) with General Electric Capital Corporation. The REMIC becomes prepayable without penalty in July 2008. If it is not prepaid, the interest rate from and after September 10, 2008 will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate, as defined therein, plus 3.0% per annum. The current interest rate is 7.43%. The Company would continue to have the ability to prepay the REMIC without penalty prior to its maturity in 2025.

The Company determined that the fair value of the mortgage notes payable was approximately $1,638.1 million at December 31, 2007, based on year-end interest rates and market conditions. The mortgage notes payable contain affirmative and negative covenants customarily found in notes of this kind. As of December 31, 2007, the Company was in compliance with all of these covenants.

Mortgage Activity

In May 2007, the Company entered into a $150.0 million interest only first mortgage loan that is secured by The Mall at Prince Georges in Hyattsville, Maryland. The mortgage loan has an interest rate of 5.513% with a maturity date of June 1, 2017. Proceeds of the mortgage loan were used to reduce the Company’s borrowings under the Credit Facility. The Company repaid the previous mortgage on The Mall at Prince Georges of $40.2 million in March 2007 using funds borrowed from the Company’s Credit Facility and available working capital.

In March 2006, the Company entered into a $156.5 million first mortgage loan that is secured by Woodland Mall in Grand Rapids, Michigan. The loan has an interest at a rate of 5.58% and has a 10 year term. The loan terms provide for interest-only payments for three years and then repayment of principal based on a 30-year amortization schedule. The Company used a portion of the loan proceeds to repay two 90-day corporate notes originated for the purpose of acquiring the property, and the remaining proceeds to repay a portion of the amount outstanding under the Credit Facility and for general corporate purposes.

In February 2006, the Company entered into a $90.0 million mortgage loan on Valley Mall in Hagerstown, Maryland. The mortgage note has an interest rate of 5.49% and a maturity date of February 2016. The Company used the proceeds from this financing to repay a portion of the outstanding balance under its Credit Facility and for general corporate purposes.

Credit Facility

The Company amended its Credit Facility in February 2005, March 2006, and February 2007. The amounts borrowed bear interest at a rate between 0.95% and 1.40% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage under the amended terms, the capitalization rate used under the amended terms to calculate Gross Asset Value is 7.50%. The amended Credit Facility has a term that expires in January 2009, and the Company has an option to extend the term for an additional 14 months extension option, provided that there is no event of default at that time.

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003 by the Company or any of its Subsidiaries minus the carrying value attributable to any Preferred Stock of the Company or any Subsidiary redeemed after December 31, 2003; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1; (3) a minimum ratio of EBITDA to Interest Expense of 1.70:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40:1 through December 31, 2008, at which time the ratio will be 1.50:1; (5) maximum Investments in unimproved real estate not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 10.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 15.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 10.0% of Gross Asset Value; (12) an aggregate amount of projected rentable square footage of all development properties subject to binding leases of not less than 50% of the aggregate amount of projected rentable square footage of all such development properties; (13) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (14) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; (15) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1; and (16) a minimum ratio of EBITDA to Indebtedness of 0.0975:1 through December 31, 2008, at which time the ratio will be 0.1025:1. As of December 31, 2007, the Company was in compliance with all of these debt covenants.

As of December 31, 2007 and 2006, $330.0 million and $332.0 million, respectively, were outstanding under the Credit Facility. The Company pledged $16.7 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $153.3 million at December 31, 2007. The weighted average effective interest rate based on amounts borrowed was 6.34%, 6.50% and 4.83% for the years ended December 31, 2007, 2006, and 2005, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at December 31, 2007 was 6.29%.

5.	DERIVATIVES

As of December 31, 2007, the Company had (i) six forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on a notional amount of $150.0 million settling no later than December 10, 2008, and (ii) seven forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008.

The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on December 31, 2007 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.

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

As of December 31, 2006, the Company had 16 forward-starting interest rate swap agreements.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2007 and December 31, 2006. The notional amounts at December 31, 2007 and December 31, 2006 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value at December 31, 2007		Fair Value at December 31, 2006	Interest Rate	Effective Date	Cash Settlement Date
Agreements entered in May 2005:
Swap-Cash Flow (1)	$50 million	$	N/A	$1.8 million	4.68%	July 31, 2007	October 31, 2007
Swap-Cash Flow (1)	$50 million		N/A	1.8 million	4.68%	July 31, 2007	October 31, 2007
Swap-Cash Flow (1)	$20 million		N/A	0.7 million	4.70%	July 31, 2007	October 31, 2007
Swap-Cash Flow	$50 million		(0.4) million	1.3 million	4.81%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million		(0.3) million	1.5 million	4.79%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million		(0.2) million	0.5 million	4.81%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$45 million		(0.4) million	1.2 million	4.81%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$10 million		(0.1) million	0.3 million	4.84%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million		(0.3) million	1.4 million	4.79%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million		(0.2) million	0.7 million	4.82%	September 10, 2008	December 10, 2008

			$(1.9) million	$11.2 million

Agreements entered in March 2006:
Swap-Cash Flow	$50 million		$(2.4) million	(0.5) million	5.34%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million		(1.2) million	(0.3) million	5.35%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million		(1.2) million	(0.3) million	5.36%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million		(1.0) million	(0.3) million	5.38%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million		(0.8) million	(0.2) million	5.38%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million		(0.8) million	(0.2) million	5.38%	September 10, 2008	December 10, 2008

			$(7.4) million	(1.8) million

Total			$(9.3) million	$9.4 million

(1)	These swaps were settled in March 2007 resulting in an aggregate payment to the Company of $4.1 million.

As of December 31, 2007, the estimated unrealized loss attributed to the cash flow hedges was $9.3 million. This amount is included in accrued expenses and other liabilities and accumulated and other comprehensive income in the accompanying consolidated balance sheets. The decrease in the aggregate value from December 31, 2006 to December 31, 2007 is due to a decrease in market interest rates in 2007.

6.	PREFERRED SHARE REDEMPTION

On July 31, 2007, the Company redeemed all of its 11% non-convertible senior preferred shares for $129.9 million, or $52.50 per preferred share, plus accrued and unpaid dividends to the redemption date of $1.9 million. The preferred shares were issued in November 2003 in connection with the Merger with Crown, and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, the Company borrowed $131.8 million under its Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price is included in “Income Available to Common Shareholders.”

7.	BENEFIT PLANS

The Company maintains a 401(k) Plan (the “Plan”) in which substantially all of its employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a specified percentage of the employees’ contributions. The Company’s and its employees’ contributions are fully vested, as defined in the Plan agreement. The Company’s contributions to the Plan were $1.0 million for each of the years ended December 31, 2007, 2006 and 2005.

The Company also maintains Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses recorded by the Company under the provisions of the Supplemental Plans were $0.6 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also maintains share purchase plans through which the Company’s employees may purchase shares of beneficial interest at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2007, 2006, and 2005, approximately 20,000, 17,000 and 15,000 shares, respectively, were purchased for total consideration of $0.6 million, $0.6 million and $0.5 million, respectively. The Company recorded an expense of $0.2 million, $0.2 million and $0.1 million in the years ended December 31, 2007, 2006 and 2005, respectively, related to the share purchase plans.

8.	COMMON SHARE REPURCHASE PROGRAM

In December 2007, the Company’s board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s common shares. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in privately negotiated or other transactions. The program will be in effect from January 1, 2008 until December 31, 2009, subject to the Company’s authority to terminate the program earlier. Previously, in October 2005, the Company’s Board of Trustees had authorized a program to repurchase up to $100.0 million of the Company’s common shares. That program expired by its terms on December 31, 2007. The Company may fund repurchases under the program from any source deemed appropriate at the time of a repurchase. The Company is not required to repurchase any shares under the program, and cannot predict the dollar amount of shares that may be repurchased or the timing of any such repurchases.

Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company accounts for the purchase price of the shares repurchased as a reduction of shareholder’s equity and allocates the purchase price between retained earnings, shares of beneficial interest and capital contributed in excess of par as required. In 2005, the Company repurchased 218,700 shares under its prior share repurchase program at an average price of $38.18 per share for an aggregate purchase price of $8.4 million (including fees and expenses). The Company did not repurchase any shares in 2006. In 2007, the Company repurchased 152,500 shares at an average price of $35.67, or an aggregate purchase price of $5.4 million. The cumulative amount of shares repurchased from inception of the 2005 – 2007 program to December 31, 2007 was 371,200 shares at an average price of $37.15, or an aggregate purchase price of $13.8 million.

9.	SHARE BASED COMPENSATION

As of December 31, 2007, there were two share based compensation plans under which the Company continues to make awards: its 2003 Equity Incentive Plan and its 2008 Restricted Share Plan for Non-Employee Trustees, which was approved in 2007. Previously, the Company maintained five other plans pursuant to which it granted awards of restricted shares or options. Certain restricted shares and certain options granted under these other plans remain subject to restrictions or outstanding and exercisable, respectively. In addition, the Company previously maintained a plan pursuant to which it granted options to its non-employee trustees.

As stated above in Note 1, the Company follows the expense recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share based payments to employees to be valued at their fair value on the date of grant, and to be expensed over the applicable vesting period.

Share Based Compensation Plans

For the years ended December 31, 2007, 2006 and 2005, the Company recorded aggregate compensation expense for share based awards of $8.0 million, $7.4 million and $4.4 million, respectively, in connection with the equity programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. The Company capitalized compensation costs related to share based awards of $0.3 million in both 2007 and 2006. No compensation costs related to share based payment were capitalized during 2005.

2003 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued under the Company’s 2003 Equity Incentive Plan (pursuant to options, restricted shares or otherwise) was 1,683,951 as of December 31, 2007. The share based awards described below in this section were all made under the 2003 Equity Incentive Plan.

Restricted Shares

In 2007, 2006 and 2005, the Company made grants of restricted shares subject to time based vesting. In addition, in 2005, the Company made grants of restricted shares that were subject to market based vesting. The aggregate fair value of the restricted shares that the Company granted to its employees in 2007, 2006 and 2005 was $6.0 million, $4.9 million, and $7.7 million, respectively. As of December 31, 2007, there was $11.0 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $4.0 million, $4.8 million, and $3.7 million, respectively.

The Company will record future compensation expense in connection with the vesting of existing time based and market based restricted share awards as follows:

(In thousands of dollars) Year ended December 31,	Future Compensation Expense
2008	$4,629
2009	3,241
2010	1,911
2011	1,108
2012	143

Total	$11,032

A summary of the status of the Company’s unvested restricted shares as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

Unvested Shares	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	432,738	$36.24
Shares granted	141,430	44.95
Shares vested	(96,755)	44.34
Shares forfeited	—	—

Unvested at December 31, 2007	477,413	$37.18

Restricted Shares Subject to Market Based Vesting

In 2005, the Company granted restricted shares that were subject to market based vesting. The restricted shares subject to market based vesting vest in equal installments over a five-year period if specified total return to shareholders (as defined in the grant) goals established at the time of the grant are met in each year. If the goal is not met in any year, the awards provide for excess amounts of total return to shareholders in a prior or subsequent year to be carried forward or carried back to the year in which the goals were not met. Unvested market based restricted shares are forfeited if an executive’s employment is terminated for any reason other than by PREIT without cause or by the officer for good reason. Vesting is accelerated upon a change in control of the Company. The annual total return to shareholders goal for the market based restricted shares awarded in 2005 was set at the greater of (i) 110% of the total return to shareholders of a specified index of real estate investment trusts for each of the five years or (ii) the dividends paid by the Company during the year, expressed as a percentage of the market value of a share, as of the beginning of the year, plus 1%. No market based restricted shares vested in 2007, 2006 or 2005 since the Company’s total return to shareholders was less than the annual total return to shareholders goal for the awards. Because the vesting of the market based restricted shares granted in 2003 depended upon the achievement of certain total return to shareholders goals by December 31, 2007, and because the Company did not meet this objective by that date, 16,831 of the shares granted in 2003 have been forfeited. The Company granted a total of 67,147 restricted shares subject to market based vesting in 2005. However, as described above, recipients of shares subject to market based vesting only earn these common shares if specified total return to shareholders goals are met, and to date, none of the shares granted have been earned. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. The grant date fair value of these awards was determined using a Monte Carlo simulation probabilistic valuation model and was $29.00 for 2005. For purposes of the simulation, the Company assumed an expected quarterly total return to shareholders of a specified index of real estate investment trusts of 2.2%, a standard deviation of 6.4%, and a 0.92 correlation of the Company’s total return to shareholders to that of the specified index of real estate investment trusts for the 2005 awards. Compensation cost relating to these market based vesting awards is recorded ratably over the five-year period. The Company recorded $0.7 million, $1.1 million, and $0.5 million of compensation expense related to market based restricted shares for the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Shares Subject to Time Based Vesting

The Company makes grants of restricted shares subject to time based vesting. The shares awarded generally vest over periods of up to five years, typically in equal annual installments, as long as the recipient is an employee of the Company on the vesting date. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. The Company granted a total of 132,430, 117,025 and 136,055 restricted shares subject to time based vesting to its employees in 2007, 2006 and 2005, respectively. The weighted average grant date fair value of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $45.11 per share in 2007, $41.79 per share in 2006 and $42.38 per share in 2005. Compensation cost relating to time based restricted shares awards is recorded ratably over the respective vesting periods. The Company recorded $4.4 million, $3.9 million and $2.6 million of compensation expense related to time based restricted shares for the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Share Unit Program

In May 2006, the Company’s Board of Trustees established the 2006-2008 Restricted Share Unit Program. In February 2007, the Company’s Board of Trustees established the 2007-2009 RSU Program (collectively with the 2006 – 2008 RSU Program, the “RSU Programs.”) Under the RSU Programs, the Company may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on the Company’s performance in terms of total return to shareholders (as defined in the RSU Programs) for the three year periods ending December 31, 2008 and December 31, 2009 (each, a “Measurement Period”) relative to the total return to shareholders for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). If the Company’s total return to shareholders performance is below the 25th percentile of the Index REITs, then no shares will be earned. If the Company’s total return to shareholders over the applicable Measurement Period is above the 25th, 50th or 75th percentiles of the Index REITs, then a percentage of the awards ranging from 50% to 150% will be earned. Dividends are deemed credited to the RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period. The aggregate fair value of the RSU awards in 2007 and 2006 was determined using a Monte Carlo simulation probabilistic valuation model and was $3.4 million ($50.58 per share) and $1.9 million ($44.30 per share), respectively. For purposes of the 2007 simulation, the Company assumed volatility of 22.0%, which is calculated based on the volatility of the Company’s share price over the last three years, a risk-free interest rate of 4.74%, which reflects the yield on a three-year Treasury bond, and a stock beta of 1.029 compared to the Dow Jones US Real Estate Index based on three years of historical price data. For the purpose of the 2006 simulation, the Company assumed volatility of 21.6%, which is calculated based on the volatility of the Company’s share price over three prior years, a risk-free interest rate of 4.80%, which reflects the yield on a three-year Treasury bond, and a stock beta of 0.955 compared to the Dow Jones US Real Estate Index based on three years of historical price data.

Compensation cost relating to these RSU awards is being expensed over the applicable three year vesting period. The Company granted a total of 67,430 RSUs in 2007 and 43,870 RSUs in 2006. However, as described above, recipients of RSUs only earn common shares if the Company’s total return to shareholders for the applicable Measurement Period exceeds certain percentiles of the Index REITs, and as such, none of the RSUs were earned as of December 31, 2007. The Company recorded $1.6 million and $0.5 million of compensation expense related to the RSU Programs for the years ended December 31, 2007 and December 31, 2006, respectively. The Company will record future compensation expense related to the existing awards under the RSU Programs as follows:

(In thousands of dollars) Year ended December 31,	Future Compensation Expense
2008	$1,797
2009	1,249
2010	163

Total	$3,209

Outperformance Program

In January 2005, the Company’s Board of Trustees approved the 2005-2008 Outperformance Program (“OPP”), a performance-based incentive compensation program that is designed to pay a bonus (in the form of common shares) if the Company’s total return to shareholders (as defined in the OPP) exceeds certain thresholds over a four year measurement period beginning on January 1, 2005. The Board of Trustees amended the OPP in March 2005. The grant date fair value of the OPP awards in 2005 was determined using a Monte Carlo simulation probabilistic valuation model and the aggregate value of $3.7 million is being expensed over the four year vesting period. For purposes of the simulation, the Company assumed an expected quarterly total return to shareholders of a specified index of real estate investment trusts of 2.2%, a standard deviation of 6.2% and a 0.92 correlation of the Company’s total return to shareholders to that of the specified index of real estate investment trusts.

The Company recorded $0.8 million, $1.2 million and $0.9 million of compensation expense related to the OPP for the years ended December 31, 2007, 2006 and 2005, respectively. The Company will record future compensation expense of $0.8 million in for the year ended December 31, 2008 related to the OPP.

Service Awards

In 2007, 2006 and 2005, the Company issued 1,475, 1,750, and 3,050 shares, respectively, without restrictions to non-officer employees as service awards. The aggregate fair value of the awards of $0.1 million in each of the years ended December 31, 2007, 2006 and 2005 was recorded as compensation expense.

Executive Separation

In 2006, the Company also issued 6,736 shares in connection with an executive separation at a fair value of $41.67 per share. See Note 11. In connection with this issuance, the Company recorded $0.3 million of compensation expense in the year ended December 31, 2006.

Restricted Share Plan For Non-Employee Trustees

The 2008 Restricted Share Plan for Non-Employee Trustees approved in 2007 provides for the granting of restricted share awards to non-employee trustees of the Company.

In 2007, 2006 and 2005, the Company made grants of restricted shares to non-employee trustees subject to time based vesting under a predecessor plan. The aggregate fair value of the restricted shares that the Company granted to its non-employee trustees in 2007, 2006 and 2005 was $0.4 million, $0.3 million and $0.3 million, respectively. The Company recorded $0.4 million, $0.3 million and $0.2 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $0.4 million of total unrecognized compensation cost related to unvested restricted share grants to non-employee trustees. The cost is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares granted to non-employee trustees vested during the years ended December 31, 2007, 2006, and 2005, was $0.3 million, $0.3 million, and $0.2 million, respectively. There were 60,000 shares available for grant to non-employee trustees at December 31, 2007. The Company will record future compensation expense in connection with the vesting of existing non-employee trustee restricted share awards as follows:

(In thousands of dollars) Year ended December 31,	Future Compensation Expense
2008	$266
2009	138
2010	10

Total	$414

Options Outstanding

Options are granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than ten years from the grant date. The Company has six plans under which it has historically granted options. The Company has not granted any options to its employees since 2003, and, since that date, has only made option grants to non-employee trustees on the date they became trustees in accordance with an existing policy. Cash received from options exercised in 2007, 2006 and 2005 was $5.0 million, $1.3 million, and $2.2 million, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2007, 2006, and 2005, was $1.9 million, $1.1 million, and $2.8 million, respectively. The following table presents the changes in the number of options outstanding from January 1, 2005 through December 31, 2007:

	Weighted Average Exercise Price/Total	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1998 Stock Option Plan	1997 Stock Option Plan	1990 Employees Plan	1990 Non-Employee Trustee Plan
Options outstanding at January 1, 2005	$23.38	16,769	100,000	42,300	265,260	41,105	51,875
Options granted	$38.00	5,000	—	—	—	—	—
Options exercised	$24.33	(1,863)	—	(7,000)	(64,260)	(15,000)	(1,000)
Options forfeited	$20.36	(932)	—	—	—	—	(1,000)

Options outstanding at December 31, 2005	$23.70	18,974	100,000	35,300	201,000	26,105	49,875
Options exercised	$22.77	(4,889)	—	(7,250)	(11,000)	(25,605)	(8,875)
Options forfeited	—	—	—	—	—	—	—

Options outstanding at December 31, 2006	$23.46	14,085	100,000	28,050	190,000	500	41,000

Options exercised	$25.33	(1,792)	—	(2,500)	(190,000)	(500)	(3000)
Options forfeited	—	—	—	—	—	—	—

Options outstanding at December 31, 2007 (1)	175,843	12,293	100,000	25,550	—	—	38,000

Outstanding options
Average exercise price per share	$21.36	$33.05	$17.84	$23.85	—	—	$25.17

Aggregate exercise price (2)	$3,756	$406	$1,784	$609	—	—	$957

Intrinsic value of options outstanding (2)	$1,922	—	$1,184	$149	—	—	$589

Exercisable options outstanding at December 31, 2007 (3)
Options outstanding at December 31, 2007	172,093	8,543	100,000	25,550	—	—	38,000

Average exercise price per share	$21.02	$31.39	$17.84	$23.85	—	—	$25.17

Aggregate exercise price (2)	$3,618	$268	$1,784	$609	—	—	$957

Intrinsic value of options outstanding (2)	$1,504	—	$1,184	$149	—	—	$171

(1)

As of December 31, 2007, an aggregate of exercisable and unexercisable options to purchase 175,843 shares of beneficial interest with a weighted average remaining contractual life of 3.0 years (weighted average exercise price of $21.36 per share and an aggregate price of $3.8 million) were outstanding.

(2)	Amounts in thousands.
(3)

As of December 31, 2007, an aggregate of exercisable options to purchase 172,093 shares of beneficial interest with a weighted average exercise price of $21.02 per share and an aggregate exercise price of $3.6 million were outstanding.

The following table summarizes information relating to all options outstanding as of December 31, 2007:

	Options Outstanding as of December 31, 2007		Options Exercisable as of December 31, 2007
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)
$13.00-$18.99	108,503	$17.75	108,503	$17.75	2.8
$19.00-$28.50	47,340	$23.61	47,340	$23.61	1.9
$29.00-$38.99	20,000	$35.62	16,250	$35.34	6.4

The fair value of each option granted in 2005 was estimated on the grant date using the Black-Scholes option pricing model and on the assumptions presented below (no options were granted in 2006 or 2007):

Options Issued to Non-Employee Trustees Year Ended December 31, 2005
Weighted average fair value	$ 6.85
Expected life in years	10
Risk-free interest rate	4.47%
Expected Volatility	18.13%
Dividend yield	5.92%

10.	LEASES

As Lessor

The Company’s retail properties are leased to tenants under operating leases with various expiration dates ranging through 2095. Future minimum rent under noncancelable operating leases with terms greater than one year are as follows:

(in thousands of dollars)
For the Year Ended December 31,
2008	$275,823
2009	250,769
2010	219,786
2011	184,930
2012	151,352
2013 and thereafter	582,554

$1,665,214

The total future minimum rent as presented do not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.

As Lessee

Assets recorded under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. The Company also has operating leases for its corporate office space (see Note 11) and for various computer, office and mall equipment. Furthermore, the Company is the lessee under third-party ground leases for portions of the land at nine of its properties (Crossroads Mall, Voorhees Town Center, Exton Square Mall, The Gallery at Market East I and II, Orlando Fashion Square, Plymouth Meeting Mall, Uniontown Mall and Wiregrass Commons Mall). Total amounts expensed relating to leases were $4.7 million, $4.8 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars)

For the Year Ended December 31,	Capital Leases	Operating Leases	Ground Leases
2008	$166	$2,688	$1,072
2009	174	2,543	1,086
2010	—	2,102	1,090
2011	—	1,751	1,090
2012 and thereafter	—	3,669	56,735
Less: amount representing interest	(27)	—	—

	$313	$12,753	$61,073

The Company had assets of $0.6 million and $1.0 million (net of accumulated depreciation of $3.1 million and $2.7 million, respectively) recorded under capital leases as of December 31, 2007 and 2006.

11.	RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for ten properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.9 million for each of the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, $0.2 million was due from the property-owning partnerships to PRI. Of this amount, approximately $46,000 was collected subsequent to December 31, 2007.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Total rent expense under this lease was $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company has the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, the Company has the right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $35,000, $38,000 and $217,000 in the years ended December 31, 2007, 2006 and 2005, respectively, for flight time used by employees on Company-related business.

As of December 31, 2007, eight officers of the Company had employment agreements with terms of up to three years that renew automatically for additional one-year or two-year terms. The agreements provided for aggregate base compensation for the year ended December 31, 2007 of $3.0 million, subject to increases as approved by the Company’s compensation committee in future years, as well as additional incentive compensation.

In connection with the Merger discussed above, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that own or ground lease 12 shopping malls. This retained interest was subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company had the right to require Crown’s former operating partnership to contribute the retained interest following the 36th month after the closing of the merger (the closing took place in November 2003) in exchange for 341,297 additional OP Units. The Company exercised this right in December 2006. The value of the units issued was $13.4 million. As of the closing date of the transaction, Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership.

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

The transaction was approved by the Company’s Board of Trustees. The Board authorized this transaction separate and apart from the Company’s 2005 – 2007 share repurchase program.

In connection with the Merger, the Company entered into a tax protection agreement with Mark E. Pasquerilla (one of our trustees) and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). If the Company were to sell any of the protected properties during the first five years of the protection period, it would owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. In 2007, the Company paid $8,000 to the Pasquerilla Group pursuant to this agreement.

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

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual and other commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors. As of December 31, 2007, the remainder to be paid against such contractual and other commitments was $121.6 million, which is expected to be financed through the Credit Facility or through various other capital sources. The development and redevelopment projects on which these commitments have been made have total remaining costs of $361.3 million.

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

Environmental

The Company is aware of certain environmental matters at some of their properties, including ground water contamination and the presence of asbestos containing materials. The Company has, in the past, performed remediation of such environmental matters, and is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. Although the Company does not expect these matters to have any significant impact on its liquidity or results of operations, the Company has reserved $0.1 million for these matters. However, the Company can make no assurances that the amounts reserved will be adequate to cover further environmental costs. The Company has insurance coverage for certain environmental claims up to $5.0 million per occurrence and up to $5.0 million in the aggregate.

Tax Protection Agreements

In connection with the Merger, the Company entered into a tax protection agreement with Mark E. Pasquerilla (one of the Company’s trustees) and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If the Company were to sell any of the protected properties during the first five years of the protection period, it would owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. If the Company were to sell properties in transactions that trigger tax protection payments, the Company would be required to pay to the Pasquerilla Group certain amounts pursuant to these agreements. The Company paid $8,000 to the Pasquerilla Group in 2007 pursuant to these agreements.

The Company has agreed to provide tax protection related to its acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

The Company did not enter into any other guarantees or tax protection agreements in connection with its merger, acquisition or disposition activities in 2007, 2006 and 2005.

13.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

For the Year Ended December 31, 2007 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)	Total
Revenue from continuing operations	$113,640	$110,537	$112,269	$130,126	$466,572

Revenue from discontinued operations	$1,039	$15	$19	$—	$1,073

Income (loss) from discontinued operations (1)	$5,886	$(14)	$18	$(12)	$5,878

Net income (2)	$9,084	$3,875	$1,499	$8,703	$23,161

Net income available to common shareholders (2)	$5,681	$471	$13,712	$8,703	$28,567

Income from discontinued operations per share – basic	$0.16	$—	$—	$—	$0.16

Income from discontinued operations per share – diluted	$0.16	$—	$—	$—	$0.16

Net income per share –basic	$0.15	$0.01	$0.35	$0.22	$0.73

Net income per share –diluted	$0.15	$0.01	$0.35	$0.22	$0.73

For the Year Ended December 31, 2006 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)	Total
Revenue from continuing operations	$112,025	$110,098	$112,098	$125,087	$459,308

Revenue from discontinued operations	$1,763	$1,493	$1,528	$1,550	$6,334

Income (loss) from discontinued operations (1)	$(2,094)	$(22)	$1,242	$166	$(708)

Net income (2)	$641	$3,863	$4,544	$18,973	$28,021

Net income (loss) available to common shareholders (2)	$(2,763)	$460	$1,141	$15,570	$14,408

Income (loss) from discontinued operations per share – basic	$(0.06)	$—	$0.03	$—	$(0.02)

Income (loss) from discontinued operations per share – diluted	$(0.06)	$—	$0.03	$—	$(0.02)

Net income (loss) per share –basic	$(0.08)	$0.01	$0.02	$0.42	$0.37

Net income per share –diluted	$(0.08)	$0.01	$0.02	$0.42	$0.37

(1)	Includes gains (before minority interest) on sales of discontinued operations of approximately $6.7 million (1st Quarter 2007) and $1.4 million (3rd Quarter 2006).
(2)

Includes gains (before minority interest) on sales of interests in real estate of approximately $2.1 million (2nd Quarter 2007), $0.2 million (3rd Quarter 2007), $0.1 million (1st Quarter 2006), $0.2 million (2nd Quarter 2006), and $0.2 million (3rd Quarter 2006).

(3)	Fourth quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

14.	SUBSEQUENT EVENTS

In January 2008, the Company completed a $55.0 million supplemental financing of Cherry Hill Mall in Cherry Hill, New Jersey. The loan had a fixed interest rate of 5.51% and will mature in October 2012. The maturity date coincides with that of the existing first mortgage on the property, which was put in place in September 2005. The first 24 payments of the new loan will be interest only, followed by principal and interest payments calculated based on a 360-month amortization schedule. The proceeds were used to pay down a portion of the Credit Facility and for general corporate purposes.

In January 2008, the Company entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. The Company has agreed to pay approximately $15.3 million for the BCA partnership interests over three years.

BCA entered into a tax deferred exchange agreement with the current owner of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George Rubin, Joseph Coradino, and two other individuals (collectively, the “Individuals”) own 100% of a limited partnership that owned 50% of the partnership interests in BCA immediately prior to closing. Immediately prior to closing, BCA redeemed the other 50% of the partnership interest, which was held by a third party. At the initial closing under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, the Company made a $3.9 million capital contribution to BCA. A second closing is expected to occur pursuant to a put/call arrangement approximately one year after the initial closing, at which time the Company will acquire an additional 49.9% of the limited partner interest in BCA for approximately $207,000 in cash and OP Units valued at approximately $3.7 million. A third closing is expected to occur pursuant to a put/call arrangement approximately one year after the second closing, at which time the remaining interest in BCA will be acquired by the Company in exchange for OP Units valued at approximately $13,800.

In accordance with the Company’s Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of the Company’s Board of Trustees considered and approved the terms of the transaction (as described below), subject to final approval by the Company’s Board of Trustees. The disinterested members of the Company’s Board of Trustees approved the transaction. The transaction was completed in the first quarter of 2008.

The Company and the Operating Partnership have agreed to indemnify the Individuals from and against certain tax liabilities resulting from a sale of the Office Building during the eight years following the initial closing.

PRI entered into a management agreement with BCA for the management of the Office Building.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2007

(in thousands of dollars)

	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance	Date of Construction/ Acquisition	Life of Depreciation
Retail Properties:
Beaver Valley Mall	$10,822	$42,877	$13,324	$10,550	$56,471	$(10,482)	$45,277	2002	30
Capital City Mall	11,642	65,575	17,432	11,641	83,008	(11,100)	51,002	2003	40
Chambersburg Mall	5,660	26,218	4,479	5,791	30,565	(4,260)	17,543	2003	40
Cherry Hill Mall	27,538	175,308	64,224	45,041	222,028	(25,144)	193,886	2003	40
Christiana Center	12,829	27,041	1,065	12,829	28,106	(8,796)	—	1998	40
Commons at Magnolia	1,130	3,407	6,103	1,132	9,511	(2,526)	—	1999	40
Creekview	1,380	15,290	2,429	1,380	17,719	(5,605)	—	1998	40
Crest Plaza	242	—	16,190	242	16,189	(3,801)	—	1964	40
Crossroads Mall	5,054	22,496	6,543	5,627	28,467	(4,754)	12,767	2003	40
Cumberland Mall	8,711	43,889	5,789	9,733	48,653	(3,871)	45,490	2005	40
Dartmouth Mall	7,015	28,328	25,745	7,015	54,073	(19,178)	65,128	1998	40
Exton Square Mall	21,460	121,326	3,461	21,460	124,787	(16,256)	94,355	2003	40
Francis Scott Key Mall	9,786	47,526	12,744	9,987	60,069	(8,038)	30,701	2003	40
Gadsden Mall	8,617	41,402	3,766	8,617	45,168	(3,667)	—	2005	40
The Gallery at Market East	6,781	95,599	8,104	6,781	103,703	(9,002)	—	2003	40
Jacksonville Mall	9,974	47,802	14,073	9,974	61,875	(8,193)	23,684	2003	40
Logan Valley Mall	13,267	68,449	12,065	13,267	80,514	(12,802)	49,999	2003	40
Lycoming Mall	8,894	43,440	20,866	9,412	63,787	(7,555)	30,701	2003	40
Magnolia Mall	9,279	44,165	31,655	15,204	69,894	(15,338)	63,831	1998	40
Moorestown Mall	11,368	62,995	9,943	11,368	72,938	(13,805)	59,779	2003	40
New River Valley Center	4,411	21,436	346	4,411	21,782	(164)	—	2005	40
New River Valley Mall	4,752	22,808	29,126	4,882	51,803	(5,499)	14,912	2003	40
Nittany Mall	6,064	30,283	5,617	5,146	36,819	(5,073)	26,315	2003	40
North Hanover Mall	4,565	20,990	27,279	4,690	48,144	(4,017)	17,544	2003	40
Northeast Tower Center	8,265	22,066	3,300	8,265	25,366	(5,804)	15,351	1998	40
Orlando Fashion Square	—	108,470	4,818	—	113,288	(9,412)	—	2004	40
Palmer Park Mall	3,747	18,805	11,932	3,747	30,737	(9,606)	16,206	2003	40
Patrick Henry Mall	16,074	86,643	35,544	16,397	121,866	(16,143)	44,297	2003	40
Paxton Towne Centre	15,719	36,438	1,907	15,719	38,346	(11,062)	—	1998	40
Phillipsburg Mall	7,633	38,093	6,599	7,791	44,533	(5,822)	26,315	2003	40
Plymouth Meeting Mall	25,413	53,012	24,747	26,038	77,133	(10,894)	—	2003	40
The Mall at Prince Georges	13,066	57,686	28,889	13,066	86,575	(22,192)	150,000	1998	40
South Mall	3,919	20,720	4,265	4,541	24,364	(3,268)	13,158	2003	40
Sunrise Plaza	12,885	18,545	983	12,885	19,528	(199)	—	2005	40
Uniontown Mall	—	30,761	6,021	—	36,782	(5,275)	21,052	2003	40
Valley Mall	13,187	60,658	16,153	13,187	76,811	(11,786)	90,000	2003	40
Valley View Mall	9,880	46,817	9,872	9,880	56,690	(7,073)	35,330	2003	40
Viewmont Mall	12,112	61,519	11,924	12,364	73,192	(8,519)	26,315	2003	40
Voorhees Town Center	6,518	7,808	28,430	8,572	34,191	(3,407)	—	2003	40
Washington Crown Center	5,460	27,136	7,587	5,580	34,603	(7,536)	—	2003	40
Willow Grove Park	26,748	131,189	53,360	36,516	174,779	(27,888)	155,685	2003	40
Wiregrass Commons	5,103	28,759	3,403	5,115	32,151	(4,357)	—	2003	40
Woodland Mall	35,540	124,503	19,786	20,012	159,817	(11,398)	156,500	2005	40
Wyoming Valley Mall	14,153	73,035	16,092	14,153	89,128	(10,628)	49,999	2003	40

Development Properties:
Monroe Marketplace	12,308	11,250	—	12,308	11,251	—	—	2006	N/A
New Garden	31,070	7,694	—	31,070	7,694	—	—	2005	N/A
Springhills	21,555	7,823	—	21,555	7,823	—	—	2006	N/A

Other:
Chambersburg Mall - Land	3,843	—	—	3,843	—	—	—	2003	N/A
Lycoming Mall – Land	1,381	—	—	1,381	—	—	—	2003	N/A
P&S Office Building	225	1,279	(165)	225	1,114	(307)	—	2005	40
Plymouth Commons (office)	3,852	5,375	—	3,852	5,375	—	—	2007	40
Westgate Mall anchor land	3,450	—	—	3,450	—	—	—	2003	N/A
Viewmont Mall – Land	392	—	—	392	—	—	—	2003	N/A

Investments In Real Estate	$524,739	$2,204,734	$637,815	$548,084	$2,819,210	$(401,502)	$1,643,122

S-1

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $3,526.5 million and $2,836.7 million, respectively, at December 31, 2007 and $3,188.6 million and $2,599.3 million, respectively, at December 31, 2006. The changes in total real estate and accumulated depreciation for the years ended December 31, 2007, 2006, and 2005 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2007	2006	2005
Balance, beginning of year	$3,133,709	$2,877,207	$2,541,684
Acquisitions (1)	14,727	109,032	294,022
Improvements and development	240,519	159,903	76,901
Dispositions	(21,661)	(12,433)	(35,400)

Balance, end of year	$3,367,294	$3,133,709	$2,877,207

Investments in real estate	$3,367,294	$3,132,370	$2,867,435
Investments in real estate included in assets held-for-sale	—	1,339	9,772

	$3,367,294	$3,133,709	$2,877,207

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2007	2006	2005
Balance, beginning of period	$306,893	$220,788	$150,885
Depreciation expense	97,957	90,511	76,903
Dispositions	(3,348)	(4,406)	(7,000)

Balance, end of period	$401,502	$306,893	$220,788

S-2

Exhibit Number	Description
10.109	Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan

10.131	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.