Form 10-Q
period 2008-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2008-05-09
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common shares of beneficial interest, $1.00 par value per share, outstanding at May 1, 2008: 39,328,801

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	March 31, 2008	December 31, 2007
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,109,431	$3,074,562
Construction in progress	333,909	287,116
Land held for development	5,616	5,616

Total investments in real estate	3,448,956	3,367,294
Accumulated depreciation	(428,313)	(401,502)

Net investments in real estate	3,020,643	2,965,792

INVESTMENTS IN PARTNERSHIPS, at equity	35,859	36,424

OTHER ASSETS:
Cash and cash equivalents	20,650	27,925
Tenant and other receivables (net of allowance for doubtful accounts of $11,928 and $11,424 at March 31, 2008 and December 31, 2007, respectively)	45,067	49,094
Intangible assets (net of accumulated amortization of $146,031 and $137,809 at March 31, 2008 and December 31, 2007, respectively)	95,914	104,136
Deferred costs and other assets	79,255	80,703

Total assets	$3,297,388	$3,264,074

LIABILITIES:
Mortgage notes payable	$1,700,248	$1,643,122
Debt premium on mortgage notes payable	10,721	13,820
Exchangeable notes	287,500	287,500
Credit Facility	330,000	330,000
Tenants’ deposits and deferred rent	20,573	16,213
Distributions in excess of partnership investments	48,305	49,166
Accrued expenses and other liabilities	124,755	111,378

Total liabilities	2,522,102	2,451,199

MINORITY INTEREST	57,600	55,256

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 39,326,466 shares at March 31, 2008 and 39,134,109 shares at December 31, 2007	39,326	39,134
Capital contributed in excess of par	820,864	818,966
Accumulated other comprehensive loss	(24,459)	(6,968)
Distributions in excess of net income	(118,045)	(93,513)

Total shareholders’ equity	717,686	757,619

Total liabilities, minority interest and shareholders’ equity	$3,297,388	$3,264,074

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands of dollars)	Three Months Ended March 31,
	2008	2007
REVENUE:
Real estate revenue:
Base rent	$73,816	$70,899
Expense reimbursements	34,428	34,774
Percentage rent	1,488	2,091
Lease termination revenue	885	475
Other real estate revenue	3,591	3,657

Total real estate revenue	114,208	111,896
Management company revenue	895	440
Interest and other income	247	1,304

Total revenue	115,350	113,640

EXPENSES:
Property operating expenses:
CAM and real estate tax	(32,871)	(32,504)
Utilities	(5,977)	(6,258)
Other property operating expenses	(5,579)	(5,616)

Total property operating expenses	(44,427)	(44,378)
Depreciation and amortization	(35,815)	(31,774)
Other expenses:
General and administrative expenses	(10,507)	(10,486)
Abandoned project costs, income taxes and other expenses	(1,269)	(571)

Total other expenses	(11,776)	(11,057)
Interest expense	(26,991)	(23,811)

Total expenses	(119,009)	(111,020)
(Loss) income before equity in income of partnerships, minority interest and discontinued operations	(3,659)	2,620
Equity in income of partnerships	1,462	955

(Loss) income before minority interest and discontinued operations	(2,197)	3,575
Minority interest	69	(376)

(Loss) income from continuing operations	(2,128)	3,199
Income from discontinued operations:
Operating results from discontinued operations	—	(122)
Gain on sale of discontinued operations	—	6,699
Minority interest	—	(691)

Income from discontinued operations	—	5,886

Net (loss) income	(2,128)	9,085
Dividends on preferred shares	—	(3,403)

Net (loss allocable) income available to common shareholders	$(2,128)	$5,682

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME (continued)

EARNINGS PER SHARE

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except per share amounts)	2008	2007
Net (loss) income from continuing operations	$(2,128)	$3,199
Dividends on preferred shares	—	(3,403)

Net loss allocable from continuing operations available to common shareholders	(2,128)	(204)
Dividends on unvested restricted shares	(309)	(272)

Loss from continuing operations used to calculate earnings per share – basic and diluted	(2,437)	(476)

Income from discontinued operations used to calculate earnings per share – basic and diluted	$—	$5,886

Basic (loss) income per share:
Loss from continuing operations	$(0.06)	$(0.01)
Income from discontinued operations	—	0.16

	$(0.06)	$0.15

Diluted (loss) income per share:
Loss from continuing operations	$(0.06)	$(0.01)
Income from discontinued operations	—	0.16

	$(0.06)	$0.15

(in thousands of shares)
Weighted average shares outstanding – basic	38,714	36,563
Effect of dilutive common share equivalents (1)	—	—

Weighted average shares outstanding – diluted	38,714	36,563

(1)	For the three months ended March 31, 2008 and March 31, 2007, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of seven and 356 as of March 31, 2008 and 2007, respectively, is excluded from the calculation of diluted (loss) income per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,128)	$9,085
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	27,381	24,178
Amortization	6,240	4,908
Straight-line rent adjustments	(658)	(536)
Provision for doubtful accounts	889	741
Amortization of deferred compensation	2,009	1,546
Amortization of Outperformance Program	205	205
Minority interest	(69)	1,067
Gain on sale of interest in real estate	—	(6,699)
Change in assets and liabilities:
Net change in other assets	4,336	(520)
Net change in other liabilities	1,565	758

Net cash provided by operating activities	39,770	34,733

Cash flows from investing activities:
Investments in real estate acquisitions, net of cash acquired	(4,043)	(10,425)
Investments in real estate improvements	(1,357)	(1,032)
Additions to construction in progress	(65,498)	(47,608)
Investments in partnerships	(1,096)	(2,406)
Decrease in cash escrows	843	4,285
Capitalized leasing costs	(1,286)	(1,304)
Additions to leasehold improvements	(307)	(244)
Cash distributions from partnerships in excess of equity in income	801	1,659
Cash proceeds from sale of consolidated real estate investment	—	16,830

Net cash used in investing activities	(71,943)	(40,245)

Cash flows from financing activities:
Principal installments on mortgage notes payable	(5,874)	(5,890)
Proceeds from mortgage notes payable	55,000	—
Repayment of mortgage notes payable	—	(56,663)
Net borrowing from Credit Facility	—	93,000
Proceeds from settlement of interest rate swap agreements	—	4,069
Payment of deferred financing costs	(556)	(404)
Shares of beneficial interest issued	584	1,980
Shares of beneficial interest repurchased	(618)	(1,227)
Operating partnership units purchased or redeemed	—	(78)
Dividends paid to common shareholders	(22,404)	(21,128)
Dividends paid to preferred shareholders	—	(3,403)
Distributions paid to Operating Partnership Unit holders and minority partners	(1,234)	(2,353)

Net cash provided by financing activities	24,898	7,903

Net change in cash and cash equivalents	(7,275)	2,391
Cash and cash equivalents, beginning of period	27,925	15,808

Cash and cash equivalents, end of period	$20,650	$18,199

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.	BASIS OF PRESENTATION

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2007. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2008, the Company’s portfolio consisted of a total of 55 properties. The Company’s operating portfolio contains 51 retail properties in 13 states and includes 38 shopping malls and 13 strip and power centers.

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2008, the Company held a 94.6% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event of the redemption for cash of all of the outstanding OP Units held by limited partners and not owned by the Company, the total amount that would have been distributed as of March 31, 2008 would have been $54.6 million, which is calculated using the Company’s March 31, 2008 share price multiplied by the outstanding OP Units held by limited partners, other than the Company.

The Company provides its management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that the Company consolidates for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that the Company does not consolidate for financial reporting purposes, including properties owned by partnerships in which the Company owns an interest and properties that are owned by third parties in which the Company does not have an interest. PREIT Services and PRI are consolidated. Because PRI is a taxable REIT subsidiary as defined by federal tax laws, it is capable of offering a broad range of services to tenants without jeopardizing the Company’s continued qualification as a real estate investment trust under federal tax law.

Certain prior period amounts have been reclassified to conform with the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company will adopt the provisions of SFAS No. 161 beginning in January 2009 and will make the required disclosures.

SFAS No. 141 R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (rev. 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141 R”). This statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141 R retains the fundamental requirement in Statement No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141 R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141 R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at fair value at the acquisition date. The Company will adopt the provisions of this statement beginning on January 1, 2009, prospectively. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141 R will have on the Company’s consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company beginning on January 1, 2009. The Company has not determined whether the adoption of SFAS No. 160 will have a material effect on the Company’s financial statements.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective for the Company beginning on January 1, 2008. The adoption of SFAS No. 159 has not had a material effect on the Company’s financial statements since the Company did not elect to measure any financial assets or liabilities at fair value.

3.	REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2008 and December 31, 2007 were comprised of the following:

(in thousands of dollars)	As of March 31, 2008	As of December 31, 2007
Buildings, improvements and construction in progress	$2,892,107	$2,819,210
Land, including land held for development	556,849	548,084

Total investments in real estate	3,448,956	3,367,294
Accumulated depreciation	(428,313)	(401,502)

Net investments in real estate	$3,020,643	$2,965,792

2008 Acquisition

In the first quarter of 2008, the Company entered into an agreement under which it acquired a 0.1% general partnership interest, a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings that are anticipated to take place in February 2009 and February 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall in Cherry Hill, New Jersey. The Company acquired its interests in BCA for $4.0 million in cash paid at the first closing in February 2008. The Company has the ability to exercise an option to acquire the remaining interests for a total purchase price of $15.3 million, a portion of which is payable in OP Units.

Three of the Company’s officers/trustees are partners in the entities that own the remaining general partnership interests and limited partnership interests that the Company did not own as of March 31, 2008.

In accordance with the Company’s Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of the Company’s Board of Trustees considered and approved the terms of the transaction subject to final approval by the Company’s Board of Trustees. The disinterested members of the Company’s Board of Trustees approved the transaction.

The Company has consolidated BCA for financial reporting purposes.

Capitalization of Costs

Costs incurred in relation to development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Such costs, as well as tenant inducement amounts and internal and external commissions, are recorded in construction in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects.

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition are capitalized if the acquisition of the property or of an option to acquire the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to “abandoned project costs, income taxes and other” when it is probable that the property will not be acquired. The Company recorded abandoned project costs of $1.2 million and $0.2 million in the three months ended March 31, 2008 and 2007, respectively.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31,
(in thousands of dollars)	2008	2007
Development/Redevelopment Activities:
Salaries and benefits	$762	$409
Real estate taxes	$766	$957
Interest	$3,856	$3,545
Leasing Activities:
Salaries and benefits	$1,286	$1,304

4.	INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of March 31, 2008 and December 31, 2007:

(in thousands of dollars)	As of March 31, 2008	As of December 31, 2007
ASSETS:
Investments in real estate, at cost:
Retail properties	$386,786	$386,050
Construction in progress	4,675	4,632

Total investments in real estate	391,461	390,682
Accumulated depreciation	(91,280)	(87,961)

Net investments in real estate	300,181	302,721
Cash and cash equivalents	7,659	10,604
Deferred costs and other assets	25,028	25,608

Total assets	332,868	338,933

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage notes payable	377,331	378,317
Other liabilities	22,070	27,668

Total liabilities	399,401	405,985

Net deficit	(66,533)	(67,052)
Partners’ share	(32,859)	(33,025)

Company’s share	(33,674)	(34,027)
Excess investment (1)	15,279	15,151
Advances	5,949	6,134

Net investments and advances	$(12,446)	$(12,742)

Investment in partnerships, at equity	$35,859	$36,424
Distributions in excess of partnership investments	(48,305)	(49,166)

Net investments and advances	$(12,446)	$(12,742)

(1)

Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

The following table summarizes the Company’s share of equity in income of partnerships for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands of dollars)	2008	2007
Real estate revenue	$17,331	$16,644

Expenses:
Property operating expenses	(5,213)	(5,185)
Interest expense	(5,342)	(6,140)
Depreciation and amortization	(3,727)	(3,281)

Total expenses	(14,282)	(14,606)

Net income	3,049	2,038
Less: Partners’ share	(1,524)	(1,019)

Company’s share	1,525	1,019
Amortization of excess investment	(63)	(64)

Equity in income of partnerships	$1,462	$955

5.	FINANCING ACTIVITY

Credit Facility

The amounts borrowed under the Company’s Credit Facility bear interest at a rate between 0.95% and 1.40% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. The Credit Facility has a term that expires in January 2009, and the Company has an option to extend the term for an additional 14 months, provided that there is no event of default at that time.

As of March 31, 2008, $330.0 million was outstanding under the Credit Facility. The Company pledged $19.7 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $150.3 million at March 31, 2008. The weighted average effective interest rate based on amounts borrowed was 5.32% for the three months ended March 31, 2008. The weighted average interest rate on outstanding Credit Facility borrowings at March 31, 2008 was 4.08%.

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type. As of March 31, 2008, the Company was in compliance with all of these debt covenants.

Mortgage Activity

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

6.	COMPREHENSIVE (LOSS) INCOME

The following table sets forth the computation of comprehensive (loss) income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(in thousands of dollars)	2008	2007
Net (loss) income	$(2,128)	$9,085
Unrealized (loss) gain on derivatives	(17,398)	679
Other comprehensive (loss) income	(93)	9

Total comprehensive (loss) income	$(19,619)	$9,773

7.	CASH FLOW INFORMATION

Cash paid for interest was $24.6 million (net of capitalized interest of $3.9 million) and $26.8 million (net of capitalized interest of $3.5 million) for the three months ended March 31, 2008 and 2007, respectively. In connection with the acquisition of partnership interests in BCA, the Company consolidated an $8.0 million mortgage loan.

8.	RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for ten properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have direct or indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million for each of the three months ended March 31, 2008, and 2007.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended March 31, 2008 and 2007.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $54,000 and $14,000 in the three months ended March 31, 2008 and 2007, respectively, for flight time used by employees on company-related business.

See “2008 Acquisitions” under Note 3 for a description of the Company’s acquisition of One Cherry Hill Plaza.

9.	COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2008, the remainder to be paid against such contractual and other commitments was $103.2 million, which is expected to be financed through the Credit Facility or through various other capital sources.

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

10.	DERIVATIVES

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, the Company uses interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

As of March 31, 2008, the Company had (i) six forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on a notional amount of $150.0 million settling no later than December 10, 2008, and (ii) seven forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008.

The Company entered into these swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on March 31, 2008 and considers these swaps to be highly effective cash flow hedges under SFAS No. 133.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2008 and December 31, 2007. The notional amounts at March 31, 2008 and December 31, 2007 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Fair Value at March 31, 2008(1)	Fair Value at December 31, 2007	Interest Rate	Effective Date	Cash Settlement Date
Agreements entered in May 2005:
Swap-Cash Flow	$50 million	$(2.5) million	$(0.4) million	4.81%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	(2.4) million	(0.3) million	4.79%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	(1.0) million	(0.2) million	4.81%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$45 million	(2.3) million	(0.4) million	4.81%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$10 million	(0.6) million	(0.1) million	4.84%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$50 million	(2.4) million	(0.3) million	4.79%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	(1.3) million	(0.2) million	4.82%	September 10, 2008	December 10, 2008

		$(12.5) million	$(1.9) million

Agreements entered in March 2006:
Swap-Cash Flow	$50 million	$(4.7) million	$(2.4) million	5.34%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	(2.4) million	(1.2) million	5.35%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$25 million	(2.4) million	(1.2) million	5.36%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$20 million	(1.9) million	(1.0) million	5.38%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	(1.4) million	(0.8) million	5.38%	September 10, 2008	December 10, 2008
Swap-Cash Flow	$15 million	(1.4) million	(0.8) million	5.38%	September 10, 2008	December 10, 2008

		$(14.2) million	$(7.4) million

Total		$(26.7) million	$(9.3) million

(1)

Derivative valuations as of March 31, 2008 in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any significant fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

As of March 31, 2008, the estimated unrealized loss attributed to the cash flow hedges was $26.7 million. This amount is included in accrued expenses and other liabilities and accumulated other comprehensive loss in the accompanying consolidated balance sheets. The increase in the unrealized loss from December 31, 2007 to March 31, 2008 is due to a decrease in market interest rates in 2008.

11.	SHARE REPURCHASE PROGRAM

In December 2007, the Company’s Board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s common shares. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in privately negotiated or other transactions. The program will be in effect from January 1, 2008 until December 31, 2009, subject to the Company’s authority to terminate the program earlier. Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company accounts for the purchase price of the shares repurchased as a reduction of shareholder’s equity and allocates the purchase price between retained earnings, shares of beneficial interest and capital contributed in excess of par as required. The Company did not repurchase any shares in the three months ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 55 properties. Our operating portfolio contains 51 retail properties in 13 states and includes 38 shopping malls and 13 strip and power centers. The retail properties have a total of approximately 34.1 million square feet. The retail properties we consolidate for financial reporting purposes have a total of approximately 29.6 million square feet, of which we own approximately 23.2 million square feet. The retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

Our primary business is owning and operating shopping malls and strip and power centers. We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. No individual property constitutes more than 10% of our consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of our properties and the nature of our tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of our consolidated revenue, and none of our properties are located outside the United States.

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of March 31, 2008, held a 94.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes.

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

Our net loss allocable to common shareholders was $2.1 million for the three months ended March 31, 2008, compared to net income available to common shareholders of $5.7 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, net loss allocable to common shareholders was affected by higher depreciation and amortization as a result of development and redevelopment assets having been placed in service, higher interest expense as a result of a higher aggregate debt balance and higher abandoned project costs. For the three months ended March 31, 2007, net income available to common shareholders included a $6.7 million gain on the sale of Schuylkill Mall in Frackville, Pennsylvania and $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall in Harrisburg, Pennsylvania, and was reduced by $3.4 million of dividends on our then-outstanding preferred shares.

ACQUISITIONS, DISPOSITIONS, REDEVELOPMENT, AND DEVELOPMENT ACTIVITIES

We record our acquisitions based on estimates of fair value, as determined by management, based on information available and on assumptions about future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve-month periods following the closings of the respective acquisitions.

We are actively involved in evaluating a number of additional acquisition opportunities. Our evaluation includes an analysis of whether the properties meet the investment criteria we apply, given economic, market and other circumstances.

2008 Acquisition

In February 2008, we acquired a 49.9% ownership interest in Bala Cynwyd Associates L.P., which owns One Cherry Hill Plaza, an office building located within the boundaries of Cherry Hill Mall, New Jersey. See “Related Party Transactions” for further information about this transaction.

Development and Redevelopment

We are engaged in the redevelopment of nine of our consolidated properties. We might undertake redevelopment projects at additional properties in the future. These projects may include the introduction of residential, office or other uses to our properties.

The following table sets forth the amount of our intended investment and the amount invested as of March 31, 2008 for each on-going redevelopment project:

Redevelopment Project	Estimated Project Cost	Invested as of March 31, 2008
Cherry Hill Mall	$197.7 million	$71.8 million
Plymouth Meeting Mall	83.9 million	51.9 million
Voorhees Town Center	79.3 million	34.3 million
Willow Grove Park	40.2 million	32.8 million
North Hanover Mall	35.1 million	23.4 million
Moorestown Mall	13.7 million	7.5 million
Wiregrass Commons Mall	11.8 million	5.8 million
Jacksonville Mall	8.3 million	3.9 million
Gadsden Mall	5.1 million	1.8 million

$233.2 million

We are engaged in the ground-up development of four retail and other mixed use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We also own and manage two properties that are now operating while some remaining development takes place. As of March 31, 2008, we had incurred $159.4 million of costs related to these ground-up projects. The costs identified to date to complete these ground-up projects are expected to be $82.6 million in the aggregate, excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects, because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement or flexibility in such projects.

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

The following table sets forth the amount of our intended investment and the amounts invested as of March 31, 2008 in each ground-up development project:

Development Project	Estimated Project Cost	Invested as of March 31, 2008	Actual/Expected Initial Occupancy Date
Operating Properties:
New River Valley Center	$27.7 million	$27.1 million	2007
Sunrise Plaza (previously identified as Lacey Retail Center)	39.9 million	35.7 million	2007
Development Properties:
Monroe Marketplace	73.3 million	25.9 million	2008
White Clay Point (previously identified as New Garden Town Center)	69.9 million	39.5 million	2010
Springhills	To be determined	29.7 million	To be determined
Pavilion at Market East(1)	To be determined	1.5 million	To be determined

		$159.4 million

(1)	The property is unconsolidated. The amount shown represents our share.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination amounts and contracts with general contractors and other professional service providers. As of March 31, 2008, the remainder to be paid against such contractual and other commitments was $103.2 million, which is expected to be financed through our Credit Facility or through various other capital sources. The development and redevelopment projects on which these commitments have been made have total expected remaining costs of $317.1 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in Note 4 to the unaudited consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for ten properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services were $0.2 million for each of the three months ended March 31, 2008 and 2007.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which a certain of our officers/trustees have an interest. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended March 31, 2008 and 2007.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $54,000 and $14,000 in the three months ended March 31, 2008 and 2007, respectively, for flight time used by employees on Company-related business.

In the first quarter of 2008, we entered into an agreement under which we acquired a 0.1% general partnership interest, a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings that are anticipated to take place in February 2009 and February 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall in Cherry Hill, New Jersey. We acquired our interests in BCA for $4.0 million in cash paid at the first closing in February 2008. We have the ability to exercise an option to acquire the remaining interests for a total purchase price of $15.3 million, a portion of which is payable in OP Units.

Three of our officers/trustees are partners in the entities that own the remaining general partnership and limited partnership interests that we did not own as of March 31, 2008.

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

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2008 and 2007, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. See our Annual Report on Form 10-K for the year ended December 31, 2007, for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and 2007

Overview

Our results for the three months ended March 31, 2008 and 2007 were significantly affected by ongoing redevelopment initiatives that were in various stages at several of our consolidated mall properties and one of our unconsolidated properties, and, to a lesser extent, by new properties which we developed and are now operating. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, can be negatively affected by the project. For the three months ended March 31, 2008, net loss allocable to common shareholders was affected by higher depreciation and amortization as a result of development and redevelopment assets having been placed in service, higher interest expense as a result of a higher aggregate debt balance, and higher abandoned project costs. For the three months ended March 31, 2007, net income available to common shareholders included a $6.7 million gain on the sale of Schuylkill Mall in Frackville, Pennsylvania and $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall in Harrisburg, Pennsylvania, and was reduced by $3.4 million of dividends on our then-outstanding preferred shares.

The table below sets forth certain occupancy statistics (including properties owned by partnerships in which we own a 50% interest) as of March 31, 2008 and 2007:

	Occupancy As of March 31,
	2008	2007
Retail portfolio weighted average:
Total including anchors(1)	89.3%	89.3%
Excluding anchors	88.3%	87.5%
Enclosed malls weighted average:
Total including anchors(1)	88.0%	88.2%
Excluding anchors	87.0%	86.0%
Strip and power centers weighted average	97.0%	97.1%

(1) As of March 31, 2008, retail portfolio and enclosed malls weighted average occupancy including anchors contains approximately 1.2 million square feet of vacant anchor space, of which 554,000 square feet have been leased and 556,000 square feet represents the vacant anchor at The Gallery at Market East in Philadelphia, PA.

The following information sets forth our results of operations for the three months ended March 31, 2008 and 2007.

(in thousands of dollars)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	% Change 2007 to 2008
Results of operations:
Real estate revenue	$114,208	$111,896	2.1%
Property operating expenses	(44,427)	(44,378)	0.1%
Management company revenue	895	440	103.4%
Interest and other income	247	1,304	(81.1)%
Depreciation and amortization	(35,815)	(31,774)	12.7%
General and administrative expenses	(10,507)	(10,486)	0.2%
Abandoned project costs, income taxes and other expenses	(1,269)	(571)	122.2%
Interest expense	(26,991)	(23,811)	13.4%
Equity in income of partnerships	1,462	955	53.1%
Minority interest	69	(376)	118.4%

(Loss) income from continuing operations	(2,128)	3,199	(166.5)%
Income from discontinued operations	—	5,886	N/A

Net (loss) income	$(2,128)	$9,085	(123.4)%

The amounts reflected as (loss) income from continuing operations in the table above reflect our consolidated properties, excluding properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $2.3 million, or 2%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, including an increase of $0.9 million from properties that were under development during 2007 that are now placed in service and an increase of $0.3 million from One Cherry Hill Plaza (office building acquired in February 2008). Real estate revenue from properties that were owned by us prior to January 1, 2007 increased by $1.1 million, primarily due to increases of $1.8 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, and an increase of $0.4 million in lease termination revenue, partially offset by decreases of $0.6 million in percentage rents, $0.4 million in expense reimbursements and $0.1 million in other revenue.

Base rent increased primarily due to an increase in rental rates and increased occupancy at recently completed redevelopment projects, including a $0.5 million increase at redevelopment projects completed in 2006 and a $0.5 million increase at redevelopment projects completed in 2007. Additionally, base rent at Cherry Hill Mall and Willow Grove Park, two of our current redevelopment projects, increased by $0.4 million and $0.2 million, respectively, due to an increase in rental rates and increased occupancy from tenants that opened earlier in the redevelopment projects. These increases were partially offset by decreases in base rent at Voorhees Town Center and Plymouth Meeting Mall, two of our current redevelopment properties, which had decreases of $0.2 million and $0.1 million, respectively, as aggregate in-line occupied square footage at these two properties decreased by 10% as of March 31, 2008 as compared to March 31, 2007. Lease termination revenue increased by $0.4 million, primarily due to $0.6 million received from two tenants in the three months ended March 31, 2008. Percentage rent decreased by $0.6 million due to a decrease in tenant sales compared to the three months ended March 31, 2007, including a $0.2 million decrease in percentage rent from one tenant. Expense reimbursements decreased by $0.4 million, primarily due to decreases in common area maintenance expense and utility expense as discussed below under Property Operating Expenses.

Property Operating Expenses

Property operating expenses were unchanged at $44.4 million in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Property operating expenses increased $0.1 million from properties under development during 2007 that are now placed in service and $0.1 million from One Cherry Hill Plaza (acquired in February 2008). Property operating expenses from properties that were owned by us prior to January 1, 2007 decreased by $0.2 million, primarily due to a $0.3 million decrease in utility expense, a $0.3 million decrease in common area maintenance expense and a $0.1 million decrease in other property operating expenses. These decreases were partially offset by a $0.5 million increase in real estate tax expense.

Utility expense decreased by $0.3 million in the three months ended March 31, 2008 due to a decrease in energy consumption at some of our properties as a result of warmer temperatures compared to the three months ended March 31, 2007. Common area maintenance expenses decreased by $0.3 million in the three months ended March 31, 2008 primarily due to a decrease of $1.2 million in snow removal expense, partially offset by a $0.7 million increase in maintenance expense and a $0.2 million increase in loss prevention expense. Real estate tax expense increased by $0.5 million in the three months ended March 31, 2008 primarily due to higher tax rates in the jurisdictions where properties are located.

The proportion of property operating expenses recovered from tenants during the three months ended March 31, 2008 was lower than the level of recovery in prior years, primarily because of a trend toward gross leases and percentage of sales leases. While not representing a majority, there has nevertheless been an increase in the number of tenants that are not required to pay their proportionate share of common area maintenance costs. We have entered into some gross leases and percentage of sales leases in relation to or with tenants affected by redevelopment projects, and we believe that the proportion of property operating expenses recovered is likely to improve as the redevelopment projects are completed and tenants enter into longer term leases.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.0 million, or 13%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Depreciation and amortization expense from properties that we owned prior to January 1, 2007 increased by $3.5 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments. Depreciation and amortization increased $0.4 million from properties under development during 2007 that are now placed in service and $0.1 million from One Cherry Hill Plaza (acquired February 2008) and also contributing to the increase was a $0.5 million in-place lease amortization change resulting from the early closure of three department stores. In total, five department stores closed during the three months ended March 31, 2008. Leases have been executed with replacement tenants at four of these locations, with expected openings ranging from the third quarter of 2008 through the first quarter of 2009.

Interest Expense

Interest expense increased $3.2 million, or 13%, in the three months ended March 31, 2008 compared to the same period in 2007. Of this increase, $1.8 million was related to the refinancing of The Mall at Prince Georges, $0.5 million was related to the supplemental financing on Cherry Hill Mall in January 2008, and $0.9 million was due to increased average borrowings under the Credit Facility and the issuance of exchangeable notes in May 2007 (a weighted average balance of $595.5 million in the three months ended March 31, 2008 as compared to $368.6 million in the three months ended March 31, 2007). These increases were partially offset by a $0.1 million decrease in interest paid on mortgage loans outstanding during the three months ended March 31, 2008 due to principal amortization.

Discontinued Operations

We have presented the operating results of Schuylkill Mall, which was sold in March 2007, as discontinued operations.

Property operating results, gain on sale of discontinued operations and related minority interest for Schuylkill Mall for the period presented were as follows:

(in thousands of dollars)	Three Months Ended March 31, 2007
Property operating results of Schuylkill Mall	$(122)
Gain on sale of Schuylkill Mall	6,699
Minority interest	(691)

Income from discontinued operations	$5,886

NET OPERATING INCOME

Net operating income (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time.

Net operating income excludes management company revenue, interest income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate and gains or sales of non-operating real estate.

The following table presents net operating income results for the three months ended March 31, 2008 and 2007. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our non-controlling partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$121,608	$(46,713)	$74,895	$120,165	$(46,960)	$73,205
Non Same Store	1,266	(320)	946	1,099	(827)	272

Total	$122,874	$(47,033)	$75,841	$121,264	$(47,787)	$73,477

	% Change 2008 vs. 2007
	Same Store	Total
Real estate revenue	1.2%	1.3%
Property operating expenses	(0.5)%	(1.6)%
Net operating income	2.3%	3.2%

Total net operating income increased by $2.4 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Same Store net operating income increased by $1.7 million in three months ended March 31, 2008 compared to three months ended March 31, 2007. Same Store net operating income included lease termination revenue of $0.9 million and $0.5 million in the three months ended March 31, 2008 and 2007, respectively. Same Store net operating income increased primarily due to an increase in rental rates and increased occupancy at recently completed redevelopment projects, including a $0.3 million increase at redevelopment projects completed in 2006 and a $0.6 million increase at redevelopment projects completed in 2007. Non Same Store net operating income increased by $0.7 million.

The following information is provided to reconcile net income to net operating income:

	Three Months Ended March 31,
(in thousands of dollars)	2008	2007
Net (loss) income	$(2,128)	$9,085
Adjustments:
Depreciation and amortization
Wholly owned and consolidated partnerships	35,815	31,774
Unconsolidated partnerships	1,926	1,702
Discontinued operations	—	216
Interest expense
Wholly owned and consolidated partnerships	26,991	23,811
Unconsolidated partnerships	2,672	3,072
Discontinued operations	—	136
Minority interest	(69)	1,067
Other expenses	11,776	11,057
Gain on sale of discontinued operations	—	(6,699)
Management company revenue	(895)	(440)
Interest and other income	(247)	(1,304)

Net operating income	$75,841	$73,477

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations, which is a non-GAAP measure, as income before gains and losses on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. We compute Funds From Operations by taking the amount determined pursuant to the NAREIT definition and subtracting dividends on preferred shares (“FFO”) (for periods during which we had preferred shares outstanding).

Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our Company’s performance to that of our industry peers. Similarly, FFO per diluted share and OP Unit is a measure that is useful because it reflects the dilutive impact of outstanding convertible securities. In addition, we use FFO and FFO per diluted share and OP Unit as one of the performance measures for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute Funds From Operations in accordance with standards established by NAREIT, less dividends on preferred shares (for periods during which we had preferred shares outstanding), which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

FFO was $34.9 million for the three months ended March 31, 2008, an increase of $1.7 million, or 5%, compared to $33.2 million for the three months ended March 31, 2007. FFO per diluted share increased $0.04 per diluted share to $0.85 per diluted share for the three months ended March 31, 2008, compared to $0.81 per diluted share for the three months ended March 31, 2007.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	Three Months Ended March 31, 2008	Per share (including OP Units)	Three Months Ended March 31, 2007	Per share (including OP Units)
Net (loss) income	$(2,128)	$(0.05)	$9,085	$0.22
Adjustments:
Minority interest	(69)	—	1,067	0.03
Dividends on preferred shares	—	—	(3,403)	(0.08)
Gain on sale of discontinued operations	—	—	(6,699)	(0.16)
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	35,176	0.86	31,214	0.76
Unconsolidated partnerships (1)	1,926	0.04	1,702	0.04
Discontinued operations (1)	—	—	216	—

Funds from operations (2)	$34,905	$0.85	$33,182	$0.81

Weighted average number of shares outstanding	38,714		36,563
Weighted average effect of full conversion of OP Units	2,240		4,294
Effect of common share equivalents	7		356

Total weighted average shares outstanding, including OP Units	40,961		41,213

(1)	Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.
(2)	Includes the non-cash effect of straight-line rent of $0.7 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the three months ended March 31, 2008 were $23.6 million. The following are some of the factors that could affect our cash flows and require the funding of future distributions, capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

For the remainder of 2008, we expect to spend an additional $192.5 million on previously disclosed development and redevelopment projects. We anticipate funding these capital requirements with additional borrowings under our Credit Facility, which, as of March 31, 2008, had $150.3 million of available borrowing capacity, and from other sources as described below.

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

We expect that our use of debt to fund investments in current redevelopment and development projects will peak in the second half of 2008 or the first half of 2009, ahead of the time that such redevelopment and development assets will generate significant cash flows. Additional debt or a significant decrease in our properties’ net operating income could lead to debt ratios that approach or exceed the ratios permitted by our Credit Facility. We are evaluating and pursuing several alternatives that would enable us to avoid exceeding the permitted debt ratios, including refinancing our $405.3 million, 15 property REMIC, which becomes prepayable without penalty in July 2008, and encumbering or disposing of certain properties currently in the REMIC; deferring selected capital expenditures; revising the terms of the Credit Facility debt covenants; issuing equity; or a combination of some or all of these alternatives. We also have the option not to prepay the REMIC when it first becomes prepayable in July 2008. If not prepaid, the interest rate from and after September 10, 2008 will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate, as defined therein, plus 3.0% per annum. The current interest rate is 7.43%. We would continue to have the ability to prepay the REMIC without penalty prior to its maturity in 2025.

In December 2003, we announced that the SEC had declared effective a $500.0 million universal shelf registration statement. We may use the shelf registration to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all. We do not currently intend to sell equity securities for capital raising purposes.

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Credit Facility

Amounts borrowed under our Credit Facility bear interest at a rate between 0.95% and 1.40% per annum over LIBOR based on our leverage. In determining our leverage under the Credit Facility, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described below. The Credit Facility has a term that expires in January 2009, with an additional 14 month extension option provided that there is no event of default at that time. As of March 31, 2008, $330.0 million was outstanding under the Credit Facility. In addition, we pledged $19.7 million under the Credit Facility as collateral for letters of credit at March 31, 2008. The unused portion of the Credit Facility that was available to us was $150.3 million as of March 31, 2008. The weighted average effective interest rate based on amounts borrowed was 5.32% for the three months ended March 31, 2008. The weighted average interest rate on outstanding Credit Facility borrowings at March 31, 2008 was 4.08%.

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

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type. As of March 31, 2008, we were in compliance with all of these debt covenants.

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

The following table sets forth a summary of significant mortgage, Credit Facility and Exchangeable Notes activity for the three months ended March 31, 2008:

(in thousands of dollars)	Mortgage Notes Payable	Credit Facility	Exchangeable Notes	Total
Balance at January 1, 2008	$1,643,122	$330,000	$287,500	$2,260,622
Cherry Hill Mall mortgage supplemental financing	55,000	(50,000)	—	5,000
One Cherry Hill Plaza mortgage consolidation	8,000	—	—	8,000
Principal amortization	(5,874)	—	—	(5,874)
Capital expenditures and other uses	—	50,000	—	50,000

Balance at March 31, 2008	$1,700,248	$330,000	$287,500	$2,317,748

Derivatives

As of March 31, 2008 and December 31, 2007, we had a total of 13 forward-starting interest rate swap agreements, respectively, as detailed in Note 10 to our unaudited consolidated financial statements. The swap agreements that are currently outstanding have an aggregate notional amount of $400.0 million, and settle in 2008.

We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of our swaps as hedges at inception and at March 31, 2008, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 10 to our unaudited consolidated financial statements).

REMIC

In connection with our merger with Crown American Realty Trust in 2003, we assumed from Crown approximately $443.8 million of a 15 property real estate mortgage investment conduit (“REMIC”) with General Electric Capital Corporation that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties at an interest rate of 7.43% per annum. This rate remains in effect until September 10, 2008. The loan can be prepaid without penalty beginning in July 2008. If not prepaid, the interest rate from and after September 10, 2008 will be equal to the greater of (i) 10.43% per annum, or (ii) the Treasury Rate, as defined therein, plus 3.0% per annum. The mortgage loan had a balance of $405.3 million as of March 31, 2008.

Mortgage Notes

Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017. Mortgage notes secured by 30 of these properties carry fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.13% at March 31, 2008. We also have one property secured by a variable interest mortgage which had a weighted average interest rate of 4.42% for the three months ended March 31, 2008. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage notes associated with our consolidated properties as of March 31, 2008.

	Payments by Period
(in thousands of dollars)	Total	Through December 31, 2008(1)	2009-2010	2011-2012	2013 and later
Principal payments	$108,747	$16,439	$30,653	$32,634	$29,021
Balloon payments	1,591,501	505,564	58,009	359,638	668,290

Total	$1,700,248	$522,003	$88,662	$392,272	$697,311

(1)	The amount outstanding under the REMIC is included in the “Through December 31, 2008” column.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2008, for the periods presented:

(in thousands of dollars)	Total	Through December 31, 2008	2009-2010	2011-2012	2013 and later
Mortgages (1)	$1,700,248	$522,003	$88,662	$392,272	$697,311
Interest on mortgages	424,460	70,320	128,041	112,894	113,205
Credit Facility (2)(3)	330,000	—	330,000	—	—
Exchangeable Senior Notes	287,500	—	—	287,500	—
Interest on exchangeable senior notes	47,917	8,625	23,000	16,292	—
Capital leases (4)	298	124	174	—	—
Operating leases	12,390	2,049	4,806	3,432	2,103
Ground leases	60,773	772	2,176	2,041	55,784
Development and redevelopment commitments (5)	103,167	92,671	10,496	—	—
Other long-term liabilities (6)	3,116	—	3,116	—	—

Total	$2,969,869	$696,564	$590,471	$814,431	$868,403

(1)	Includes amounts reflected in the “Mortgage Notes” table above. Excludes the indebtedness of our unconsolidated partnerships.
(2)	The Credit Facility has a term that expires in January 2009, with an additional 14 month extension option provided that there is no event of default at that time.
(3)	Excludes interest.
(4)	Includes interest.
(5)	The timing of the payment of these amounts is uncertain. We estimate that a significant portion of these amounts will be paid in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.
(6)	Represents long-term incentive compensation.

CASH FLOWS

Net cash provided by operating activities totaled $39.8 million for the three months ended March 31, 2008, compared to $34.7 million for the three months ended March 31, 2007. The most significant components of the Company’s cash flows from operating activities are net operating income, interest expense and general and administrative expenses. See “Results of Operations” and “Net Operating Income” for an analysis of the changes in these components for the periods presented. Cash flows from operating activities for the three months ended March 31, 2008 were also impacted by a decrease of $4.0 million in tenant and other accounts receivable.

Cash flows used in investing activities were $71.9 million in the three months ended March 31, 2008, compared to $40.2 million in the three months ended March 31, 2007. Investing activities in 2008 reflect investment in construction in progress of $65.5 million and real estate improvements of $1.4 million, both of which primarily relate to our development and redevelopment activities. Investing activities also reflect $4.0 million paid to acquire partnership interests.

Cash flows provided by financing activities were $24.9 million in the three months ended March 31, 2008, compared to $7.9 million in the same period in 2007. Cash flows provided by financing activities in the three months ended March 31, 2008 were primarily affected by $55.0 million of proceeds from the supplemental financing of Cherry Hill Mall. Cash flows from financing activities were also impacted by dividends and distributions of $23.6 million and principal installments on mortgage notes payable of $5.9 million in the three months ended March 31, 2008.

COMMITMENTS

At March 31, 2008, we had $103.2 million of contractual obligations to complete current development and redevelopment projects. Total expected remaining costs for the particular projects with such commitments are $317.1 million. We expect to finance these amounts through borrowings under the Credit Facility or through various other capital sources. See “– Liquidity and Capital Resources – Capital Resources.”

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

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2008, our consolidated debt portfolio consisted primarily of $330.0 million borrowed under our Credit Facility, which bears interest at a LIBOR rate plus an applicable margin, and $1,710.9 million in fixed rate mortgage notes, including $10.7 million of mortgage debt premium and exchangeable notes of $287.5 million.

Mortgage notes payable, which are secured by 31 of our consolidated properties, are due in installments over various terms extending to the year 2017. Mortgage notes secured by 30 of these properties carry fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 6.13% at March 31, 2008. There is also one property which secures a variable rate mortgage that had a weighted average variable rate of 4.42% for the three months ended March 31, 2008. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(3)
2008	$522,003	(1)	7.28%	—		—
2009	$64,507		6.01%	$338,000	(2)	4.93%
2010	$16,155		5.64%	—		—
2011	$17,259		5.64%	—		—
2012	$662,513		5.55%	—		—
2013 and thereafter	$697,311		5.22%	—		—

(1)	The amount outstanding under the REMIC is included in the “2008” row.
(2)	Our Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time.
(3)	Based on the weighted average interest rate in effect as of March 31, 2008.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt of $36.2 million at March 31, 2008. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt of $36.7 million at March 31, 2008. Based on the variable rate debt included in our debt portfolio as of March 31, 2008, a 100 basis point increase in interest rates would result in an additional $3.4 million in interest annually. A 100 basis point decrease would reduce interest incurred by $3.4 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 10 to our unaudited consolidated financial statements.

In March 2006, we entered into six forward-starting interest rate swap agreements that have a blended 10-year swap rate of 5.3562% on an aggregate notional amount of $150.0 million settling no later than December 10, 2008. In May 2005, we entered into seven forward starting interest rate swap agreements that have a blended 10-year swap rate of 4.8047% on an aggregate notional amount of $250.0 million settling no later than December 10, 2008. A forward-starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long term debt. We assessed the effectiveness of these swaps as hedges at inception and on March 31, 2008 and consider these swaps to be highly effective cash flow hedges under SFAS No. 133.

We now have an aggregate $400.0 million notional amount of swap agreements settling in 2008.

Because the information presented above includes only those exposures that exist as of March 31, 2008, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, and have concluded as follows:

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we have become and might in the future become involved in legal actions relating to the ownership and operation of its properties and the properties it manages for third parties. In management’s opinion, the resolution of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Offerings

On January 29, 2008, we issued an aggregate of 4,261 shares in return for an equal number of Class A Units tendered for redemption by two limited partners of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2008 and the average price paid per share. The table also shows the aggregate dollar amount of shares that may be repurchased under our existing share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31, 2008	—	$—	—	$100,000,000
February 1 – February 29, 2008	23,605	25.615	—	100,000,000
March 1 – March 31, 2008	—	—	—	100,000,000

Total	23,605	$25.615	—	$100,000,000

(1)	In December 2007, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Trust Agreement of Pennsylvania Real Estate Investment Trust filed as Exhibit 3.1 to the Current Report on Form 8-K dated April 8, 2008 is incorporated herein by reference.

10.1	Form of Restricted Share Award Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K dated February 20, 2008 is incorporated herein by reference.

10.2	2008-2010 Restricted Share Unit Program filed as Exhibit 10.2 to the Current Report on Form 8-K dated February 20, 2008 is incorporated herein by reference.

10.3	Form of 2008- 2010 Restricted Share Unit and Dividend Equivalent Rights Award Agreement filed as Exhibit 10.3 to the Current Report on Form 8-K dated February 20, 2008 is incorporated herein by reference.

10.4	Form of Amendment to Employment Agreement dated February 26, 2008 by and between the Company and each of the executive officers with an employment agreement filed as Exhibit 10.4 to the Current Report on Form 8-K dated February 20, 2008 is incorporated herein by reference.

10.5	Amendment to Employment Agreement dated February 26, 2008 by and between the Company and Edward A. Glickman filed as Exhibit 10.5 to the Current Report on Form 8-K dated February 20, 2008 is incorporated herein by reference.

10.6*	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents other than the Chief Financial Officer.

10.7*	Form of Annual Incentive Compensation Opportunity Award for Members of the Office of the Chair and the Chief Financial Officer.

10.8*	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President.

10.9*	Amendment to Employment Agreement dated May 8, 2008 by and between the Company and Jeffrey A. Linn.

10.10	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC filed as Exhibit 10.131 to the Annual Report on Form 10-K dated February 29, 2008 is incorporated herein by reference.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Furnished herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: May 9, 2008

	By:	/s/ Ronald Rubin
Ronald Rubin
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)