Form 10-Q
period 2008-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2008-08-11
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at July 31, 2008: 39,781,840

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Except as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” the “Company” and “PREIT” refer to Pennsylvania Real Estate Investment Trust and its subsidiaries, including our operating partnership, PREIT Associates, L.P. References in this Quarterly Report on Form 10-Q to “PREIT Associates” or the “Operating Partnership” refer to PREIT Associates, L.P. References in this Quarterly Report on Form 10-Q to “PRI” refer to PREIT-RUBIN, Inc.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	June 30, 2008	December 31, 2007
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,148,280	$3,074,562
Construction in progress	387,960	287,116
Land held for development	5,616	5,616

Total investments in real estate	3,541,856	3,367,294
Accumulated depreciation	(456,530)	(401,502)

Net investments in real estate	3,085,326	2,965,792

INVESTMENTS IN PARTNERSHIPS, at equity	36,451	36,424
OTHER ASSETS:
Cash and cash equivalents	23,409	27,925
Tenant and other receivables (net of allowance for doubtful accounts of $12,788 and $11,424 at June 30, 2008 and December 31, 2007, respectively)	44,910	49,094
Intangible assets (net of accumulated amortization of $154,040 and $137,809 at June 30, 2008 and December 31, 2007, respectively)	88,570	104,136
Deferred costs and other assets	80,657	80,703

Total assets	$3,359,323	$3,264,074

LIABILITIES:
Mortgage notes payable	$1,758,981	$1,643,122
Debt premium on mortgage notes payable	7,639	13,820
Exchangeable senior notes	287,500	287,500
Credit Facility	355,000	330,000
Tenants’ deposits and deferred rent	17,520	16,213
Distributions in excess of partnership investments	46,787	49,166
Accrued expenses and other liabilities	118,669	111,378

Total liabilities	2,592,096	2,451,199
MINORITY INTEREST (redemption value $51,795 at June 30, 2008)	56,106	55,256

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 39,367,204 shares at June 30, 2008 and 39,134,109 shares at December 31, 2007	39,367	39,134
Capital contributed in excess of par	824,273	818,966
Accumulated other comprehensive loss	(9,164)	(6,968)
Distributions in excess of net income	(143,355)	(93,513)

Total shareholders’ equity	711,121	757,619

Total liabilities, minority interest and shareholders’ equity	$3,359,323	$3,264,074

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Real estate revenue:
Base rent	$73,025	$70,854	$146,842	$141,753
Expense reimbursements	33,512	32,885	67,940	67,659
Percentage rent	978	1,542	2,466	3,633
Lease termination revenue	1,413	243	2,298	718
Other real estate revenue	3,641	3,996	7,232	7,653

Total real estate revenue	112,569	109,520	226,778	221,416
Management company revenue	917	533	1,811	973
Interest and other income	135	484	382	1,788

Total revenue	113,621	110,537	228,971	224,177

EXPENSES:
Property operating expenses:
CAM and real estate tax	(32,397)	(30,992)	(65,269)	(63,496)
Utilities	(6,312)	(5,910)	(12,289)	(12,169)
Other operating expenses	(6,275)	(5,679)	(11,854)	(11,295)

Total property operating expenses	(44,984)	(42,581)	(89,412)	(86,960)
Depreciation and amortization	(37,205)	(32,453)	(73,020)	(64,227)
Other expenses:
General and administrative expenses	(10,907)	(10,682)	(21,414)	(21,168)
Abandoned project costs, income taxes and other expenses	(235)	(98)	(1,503)	(669)

Total other expenses	(11,142)	(10,780)	(22,917)	(21,837)
Interest expense, net	(25,375)	(23,661)	(52,366)	(47,472)

Total expenses	(118,706)	(109,475)	(237,715)	(220,496)
(Loss) income before equity in income of partnerships, minority interest and discontinued operations	(5,085)	1,062	(8,744)	3,681
Equity in income of partnerships	2,107	1,169	3,569	2,124
Gains on sales of interests in real estate	—	579	—	579
Gains on sales of non-operating real estate	—	1,484	—	1,484

(Loss) income before minority interest and discontinued operations	(2,978)	4,294	(5,175)	7,868
Minority interest	80	(405)	149	(780)

(Loss) income from continuing operations	(2,898)	3,889	(5,026)	7,088
(Loss) income from discontinued operations:
Operating results from discontinued operations	—	(16)	—	(137)
Gain on sale of discontinued operations	—	—	—	6,699
Minority interest	—	2	—	(690)

(Loss) income from discontinued operations	—	(14)	—	5,872

Net (loss) income	(2,898)	3,875	(5,026)	12,960
Dividends on preferred shares	—	(3,403)	—	(6,806)

Net (loss allocable) income available to common shareholders	$(2,898)	$472	$(5,026)	$6,154

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME (continued)

EARNINGS PER SHARE

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except per share amounts)	2008	2007	2008	2007
(Loss) income from continuing operations	$(2,898)	$3,889	$(5,026)	$7,088
Dividends on preferred shares	—	(3,403)	—	(6,806)

Net (loss allocable) income available from continuing operations available to common shareholders	(2,898)	486	(5,026)	282
Dividends on unvested restricted shares	(305)	(272)	(614)	(543)

(Loss) income from continuing operations used to calculate earnings per share – basic and diluted	$(3,203)	$214	$(5,640)	$(261)

(Loss) income from discontinued operations used to calculate earnings per share – basic and diluted	$—	$(14)	$—	$5,872

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.08)	$0.01	$(0.15)	$(0.01)
Income from discontinued operations	—	—	—	0.16

	$(0.08)	$0.01	$(0.15)	$0.15

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.08)	$0.01	$(0.15)	$(0.01)
Income from discontinued operations	—	—	—	0.16

	$(0.08)	$0.01	$(0.15)	$0.15

(in thousands of shares)
Weighted average shares outstanding – basic	38,790	37,070	38,752	36,818
Effect of dilutive common share equivalents (1)	—	437	—	—

Weighted average shares outstanding – diluted	38,790	37,507	38,752	36,818

(1)	For the three and six month periods ended June 30, 2008 and six month period ended June 30, 2007, respectively, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 36 for the three months ended June 30, 2008, and 22 and 445 for the six months ended June 30, 2008 and 2007, respectively, is excluded from the calculation of diluted loss per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2008	2007
Cash flows from operating activities:
Net (loss) income	$(5,026)	$12,960
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	56,191	48,744
Amortization	12,839	10,286
Straight-line rent adjustments	(1,726)	(927)
Provision for doubtful accounts	2,130	1,412
Amortization of deferred compensation	4,243	3,331
Amortization of Outperformance Program	409	409
Minority interest	(149)	1,470
Net gain on forward starting swap activities	(1,956)	—
Gain on sale of interests in real estate	—	(8,762)
Change in assets and liabilities:
Net change in other assets	5,694	7,552
Net change in other liabilities	(5,567)	(6,587)

Net cash provided by operating activities	67,082	69,888

Cash flows from investing activities:
Investments in real estate acquisitions, net of cash acquired	(4,526)	(10,687)
Investments in real estate improvements	(8,168)	(6,088)
Additions to construction in progress	(136,877)	(85,571)
Investments in partnerships	(2,589)	(4,526)
(Increase) decrease in cash escrows	(1,413)	708
Capitalized leasing costs	(2,806)	(2,492)
Additions to leasehold improvements	(525)	(524)
Cash distributions from partnerships in excess of equity in income	183	1,898
Cash proceeds from sales of consolidated real estate investments	—	29,390

Net cash used in investing activities	(156,721)	(77,892)

Cash flows from financing activities:
Principal installments on mortgage notes payable	(12,141)	(11,517)
Proceeds from mortgage notes payable	120,000	150,000
Repayment of mortgage notes payable	—	(56,663)
Proceeds from sale of exchangeable senior notes	—	281,031
Net borrowing (repayment) from Credit Facility	25,000	(297,000)
Net (payment) proceeds from settlement of forward-starting interest swap agreements	(571)	4,069
Purchase of capped call	—	(12,578)
Payment of deferred financing costs	(1,661)	(3,427)
Shares of beneficial interest issued	2,397	3,228
Shares of beneficial interest repurchased	(618)	(1,227)
Operating partnership units purchased or redeemed	—	(78)
Dividends paid to common shareholders	(44,816)	(42,281)
Dividends paid to preferred shareholders	—	(6,806)
Distributions paid to operating partnership unit holders and minority partners	(2,467)	(4,726)

Net cash provided by financing activities	85,123	2,025

Net change in cash and cash equivalents	(4,516)	(5,979)
Cash and cash equivalents, beginning of period	27,925	15,808

Cash and cash equivalents, end of period	$23,409	$9,829

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2008, the Company’s portfolio consisted of a total of 55 properties. The Company’s operating portfolio contains 51 retail properties in 13 states and includes 38 shopping malls and 13 strip and power centers. The remaining four properties in the Company’s portfolio are held for ground-up development.

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2008, the Company held a 94.6% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis. In some cases, the right to tender OP Units for redemption begins one year following the respective issue date of the OP Units and in other cases immediately. In the event of the redemption for cash of all of the outstanding OP Units held by limited partners and not owned by the Company, the total amount that would have been distributed as of June 30, 2008 would have been $51.8 million, which is calculated using the Company’s June 30, 2008 share price multiplied by the outstanding OP Units held by limited partners, other than the Company.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company’s $287.5 million exchangeable senior notes are within the scope of FSP 14-1; therefore, the Company will be required to record debt components of the notes at fair value as of the date of issuance, and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income and earnings per share for all periods presented; however, there is no effect on the Company’s cash interest payments. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. The Company anticipates that as a result of the application of this standard, its annual diluted earnings per common share will decrease by approximately $1.4 million, or $0.04 per diluted share. Additionally, the Company anticipates that the application of this standard will decrease its debt balance as of December 31, 2008 by approximately $7.0 million, with a corresponding increase to shareholders’ equity.

SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company will adopt the provisions of SFAS No. 161 beginning on January 1, 2009 and will make the required disclosures in accordance with the pronouncement.

SFAS No. 141 R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (rev. 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141 R”). This statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141 R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141 R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141 R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at fair value at the acquisition date. SFAS No. 141 R requires entities to directly expense transaction costs. The Company will adopt the provisions of this statement beginning on January 1, 2009, prospectively. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141 R will have on the Company’s consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company beginning on January 1, 2009. The Company has not determined whether the adoption of SFAS No. 160 will have a material effect on the Company’s financial statements.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 became effective for the Company beginning on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial statements because the Company did not elect to measure any financial assets or liabilities at fair value.

3.	REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2008 and December 31, 2007 were comprised of the following:

(in thousands of dollars)	As of June 30, 2008	As of December 31, 2007
Buildings, improvements and construction in progress	$2,985,235	$2,819,210
Land, including land held for development	556,621	548,084

Total investments in real estate	3,541,856	3,367,294
Accumulated depreciation	(456,530)	(401,502)

Net investments in real estate	$3,085,326	$2,965,792

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

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition are capitalized if the acquisition of the property or of an option to acquire the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to “abandoned project costs, income taxes and other expenses” when it is probable that the property will not be acquired. The Company recorded abandoned project costs of $0.1 million and $13,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.3 million and $0.3 million in the six months ended June 30, 2008 and 2007, respectively.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three and six months ended June 30, 2008 and June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2008	2007	2008	2007
Development/Redevelopment Activities:
Salaries and benefits	$915	$578	$1,677	$987
Real estate taxes	$314	$340	$1,080	$1,298
Interest	$3,583	$3,884	$7,439	$7,429
Leasing Activities:
Salaries and benefits	$1,521	$1,188	$2,806	$2,492

4.	INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of June 30, 2008 and December 31, 2007:

(in thousands of dollars)	As of June 30, 2008	As of December 31, 2007
ASSETS:
Investments in real estate, at cost:
Retail properties	$387,842	$386,050
Construction in progress	4,679	4,632

Total investments in real estate	392,521	390,682
Accumulated depreciation	(94,573)	(87,961)

Net investments in real estate	297,948	302,721
Cash and cash equivalents	10,078	10,604
Deferred costs and other assets, net	23,917	25,608

Total assets	331,943	338,933

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage notes payable	376,346	378,317
Other liabilities	19,194	27,668

Total liabilities	395,540	405,985

Net deficit	(63,597)	(67,052)
Partners’ share	(31,377)	(33,025)

Company’s share	(32,220)	(34,027)
Excess investment (1)	16,098	15,151
Advances	5,786	6,134

Net investments and advances	$(10,336)	$(12,742)

Investment in partnerships, at equity	$36,451	$36,424
Distributions in excess of partnership investments	(46,787)	(49,166)

Net investments and advances	$(10,336)	$(12,742)

(1)

Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

The following table summarizes the Company’s share of equity in income of partnerships for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2008	2007	2008	2007
Real estate revenue	$19,961	$16,921	$37,292	$33,565
Expenses:
Property operating expenses	(5,669)	(4,943)	(10,881)	(10,128)
Interest expense	(5,830)	(6,213)	(11,172)	(12,353)
Depreciation and amortization	(4,096)	(3,297)	(7,824)	(6,578)

Total expenses	(15,595)	(14,453)	(29,877)	(29,059)

Net income	4,366	2,468	7,415	4,506
Less: Partners’ share	(2,196)	(1,234)	(3,720)	(2,253)

Company’s share	2,170	1,234	3,695	2,253
Amortization of excess investment	(63)	(65)	(126)	(129)

Equity in income of partnerships	$2,107	$1,169	$3,569	$2,124

In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only were required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. In August 2007, the partnership that owns the mall exercised the first one-year extension option. In June 2008, the partnership that owns the mall exercised the second one-year extension option.

5.	FINANCING ACTIVITY

Credit Facility

In May 2008, the Company amended its Credit Facility. Under the amended terms, in the determination of the Company’s Gross Asset Value, the calculation of the amounts to be included in respect of recently completed redevelopment or development projects has been modified. When the Company completes the redevelopment or development of a property and it is Placed in Service, the amount of Construction in Progress of such property included in Gross Asset Value is gradually reduced over a four quarter period.

The amendment introduced a category entitled “Projects Under Development” that more broadly encompasses all of the Company’s redevelopment and development projects. There is a covenant that this category may not, on a fully budgeted basis (net of portions Placed In Service), comprise more than 20.0% of Gross Asset Value for periods ending on or before June 30, 2009, and not more than 15.0% thereafter.

The amendment also modified other financial and business covenants of the Company contained in the Credit Facility so that certain of the requirements that the Company must maintain are now stated as follows: (1) a minimum Tangible Net Worth of not less than 75% of the Tangible Net Worth of the Company on December 31, 2007 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2007 (previously, the covenant required a minimum Tangible Net Worth of 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003); (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1, provided that such ratio may now exceed 0.65:1 for one period of two consecutive fiscal quarters but may not exceed 0.70:1; (3) a minimum ratio of EBITDA to Indebtedness of 0.0975:1 (previously, the required ratio increased to 0.1025:1 for all periods ending after December 31, 2008), provided that such ratio may now be less than 0.0975:1 for one period of two consecutive fiscal quarters but may not be less than 0.0925:1; (4) maximum Investments in unimproved real estate and predevelopment not in excess of 5.0% of Gross Asset Value; (5) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value (from 10.0% previously); (6) maximum aggregate Investments in unimproved real estate, predevelopment costs, Persons other than Subsidiaries and Unconsolidated Affiliates and mortgages in favor of the Company and its Subsidiaries not in excess of 10.0% of Gross Asset Value (from 15.0% previously).

The amendment added a new interest rate pricing level with an Applicable Margin of 2.00% over LIBOR, and a new Facility Fee level of 0.25%, if the ratio of Total Liabilities to Gross Asset Value is greater than 0.65:1 and/or if the ratio of EBITDA to Indebtedness is less than 0.0975:1.

The amounts borrowed under the Company’s Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. The Credit Facility has a term that expires in January 2009, and the Company has an option to extend the term for an additional 14 months, provided that there is no event of default at that time.

As of June 30, 2008, $355.0 million was outstanding under the Credit Facility. The Company had pledged $17.8 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $127.2 million at June 30, 2008. The weighted average effective interest rate based on amounts borrowed was 4.28% and 4.76% for the three and six months ended June 30, 2008, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at June 30, 2008 was 3.68%.

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type. As of June 30, 2008, the Company was in compliance with all of these debt covenants.

Mortgage Activity

In June 2008, the Company entered into a $45.0 million mortgage loan that is secured by Christiana Center in Christiana, Delaware. The mortgage loan has a variable interest rate of 185 basis points over one-month LIBOR with a term of three years and two one-year extension options. Repayment is interest only during the initial term of the loan. The variable interest rate was swapped to a fixed rate of 5.865% for the initial term of the loan. The proceeds of this mortgage loan were used to repay a portion of the amount outstanding under the Company’s Credit Facility and for general corporate purposes.

In May 2008, the Company entered into a $20.0 million mortgage loan that is secured by Creekview Center in Warrington, Pennsylvania. The mortgage loan has a variable interest rate of 215 basis points over one-month LIBOR with a term of two years and three one-year extension options. The variable interest rate was swapped to a fixed rate of 5.56% for the initial term of the loan. The proceeds of this mortgage loan were used to repay a portion of the amount outstanding under the Company’s Credit Facility and for general corporate purposes.

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

6.	COMPREHENSIVE INCOME (LOSS)

The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2008	2007	2008	2007
Net (loss) income	$(2,898)	$3,875	$(5,026)	$12,960
Unrealized gain on derivatives	15,387	14,243	2,011	14,923
Other comprehensive loss	(92)	(41)	(184)	(32)

Total comprehensive income (loss)	$12,397	$18,077	$(3,199)	$27,851

7.	CASH FLOW INFORMATION

Cash paid for interest was $52.3 million (net of capitalized interest of $7.4 million) and $53.5 million (net of capitalized interest of $7.4 million) for the six months ended June 30, 2008 and 2007, respectively. In connection with the acquisition of partnership interests in Bala Cynwyd Associates in the first quarter of 2008, the Company consolidated an $8.0 million mortgage loan.

8.	RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have direct or indirect ownership interests. Total revenue earned by PRI for such services was $0.3 million and $0.2 million for each of the three months ended June 30, 2008 and 2007, respectively, and $0.4 million for each of the six months ended June 30, 2008, and 2007.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended June 30, 2008 and 2007 and $0.8 million for each of the six months ended June 30, 2008 and 2007.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $40,000 and $13,000 in the three months ended June 30, 2008 and 2007, respectively, and $94,000 and $27,000 in the six months ended June 30, 2008 and 2007, respectively, for flight time used by employees on company-related business.

9.	COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2008, the remainder to be paid against such contractual and other commitments was $102.7 million, which is expected to be financed through the Credit Facility or through various other capital sources.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Forward Starting Interest Rate Swaps:

As of June 30, 2008, the Company had 10 forward starting interest rate swap agreements that have a blended 10-year swap rate of 5.15% on a notional amount of $238.0 million becoming effective on September 10, 2008 and cash settling no later than December 10, 2008.

The Company entered into these forward starting interest rate swap agreements in order to hedge the expected interest payments associated with a portion of the Company’s anticipated future issuances of long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on June 30, 2008 and considered these swaps to be highly effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The Company’s forward starting interest rate swaps will be settled in cash for the present value of the difference between the locked swap rate and the then-prevailing rate on or before the cash settlement dates corresponding to the dates of issuance of new long-term debt obligations. If the prevailing market interest rate exceeds the rate in the swap agreement, then the counterparty will make a payment to the Company. If it is lower, the Company will pay the counterparty. The settlement amounts will be amortized over the life of the debt using the effective interest method. The counterparties to these swap agreements are all major financial institutions and participants in the Credit Facility.

As of June 30, 2008, the aggregate estimated unrealized net loss attributed to forward starting cash flow hedges was $8.3 million. The carrying amount of the derivatives and the associated unrealized loss are reflected in accrued expenses and other liabilities and accumulated other comprehensive loss, respectively, in the accompanying balance sheets. Accumulated other comprehensive loss also includes a net gain of $1.6 million related to forward starting swaps that the Company has cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

During the three months ended June 30, 2008, the Company revised its estimates regarding the expected terms of its anticipated issuances of long term debt. This change in estimates resulted in hedge ineffectiveness for a portion of the forward starting swaps that were outstanding on the date that the estimates changed. During the three months ended June 30, 2008, the Company recorded a net loss due to hedge ineffectiveness of $0.4 million. Also, for several of these swaps, the result of this change in estimates was that the swaps were no longer designated as cash flow hedges pursuant to SFAS No. 133 since they no longer met the SFAS No. 133 requirements for hedge accounting. The Company recorded a net gain of $2.4 million in connection with these swaps. The net gain represents the change in the fair market value of the swaps from the date of de-designation to the date when the swaps were either settled or redesignated. The swap net gain and the hedge ineffectiveness net loss are recorded in interest expense in the accompanying statements of income.

Interest Rate Swaps:

As of June 30, 2008, the Company had entered into (i) one interest rate swap agreement that has a rate of 3.41% on a notional amount of $20.0 million maturing in June 2010, and (ii) one interest rate swap agreement that has a rate of 4.015% on a notional amount of $45.0 million maturing in June 2011.

The Company entered into these interest rate swap agreements in order to hedge the interest payments associated with the Company’s 2008 issuances of floating rate long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on June 30, 2008 and considered these swaps to be highly effective cash flow hedges under SFAS No. 133.

The Company’s interest rate swaps will be settled in cash.

As of June 30, 2008, the aggregate estimated unrealized net loss attributed to these interest rate swaps was $0.5 million. The carrying amount of the derivatives and the associated unrealized loss are reflected in accrued expenses and other liabilities and accumulated other comprehensive loss, respectively, in the accompanying balance sheets.

The following table summarizes the terms and fair values of the Company’s forward starting interest rate swap derivative financial instruments and interest rate swap derivative instruments at June 30, 2008. The notional amounts at June 30, 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at June 30, 2008(1)	Interest Rate	Effective Date
Forward Starting Interest Rate Swaps
$10 million	$(0.1) million	4.84%	September 10, 2008(2)
$50 million	(0.4) million	4.79%	September 10, 2008(2)
$25 million	(0.2) million	4.82%	September 10, 2008(2)
$3 million	(0.0) million	4.81%	September 10, 2008(2)
$50 million	(2.5) million	5.34%	September 10, 2008(2)
$25 million	(1.3) million	5.35%	September 10, 2008(2)
$25 million	(1.2) million	5.36%	September 10, 2008(2)
$20 million	(1.0) million	5.38%	September 10, 2008(2)
$15 million	(0.8) million	5.38%	September 10, 2008(2)
$15 million	(0.8) million	5.38%	September 10, 2008(2)
Interest Rate Swaps
$20 million	(0.1) million	3.41%	June 1, 2010
$45 million	(0.4) million	4.02%	June 19, 2011

(1)

As of June 30, 2008, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2008, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	The latest cash settlement data for these instruments is December 10, 2008.

11.	SHARE REPURCHASE PROGRAM

In December 2007, the Company’s Board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s common shares. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in privately negotiated or other transactions. The program will be in effect from January 1, 2008 until December 31, 2009, subject to the Company’s authority to terminate the program earlier. Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company accounts for the purchase price of the shares repurchased as a reduction of shareholder’s equity and allocates the purchase price between retained earnings, shares of beneficial interest and capital contributed in excess of par as required. The Company did not repurchase any shares in the six months ended June 30, 2008.

12.	SUBSEQUENT EVENT

In July 2008, the Company entered into a $54.0 million interest only mortgage loan that is secured by Paxton Towne Centre in Harrisburg, Pennsylvania. The mortgage loan has an initial variable interest rate of 200 basis points over one-month LIBOR with a term of three years and two one year extension options. The variable interest rate was swapped to a fixed rate of 5.837% for the initial term of the loan. The proceeds of this mortgage loan were used to repay a portion of the amount outstanding under the Company’s Credit Facility and for general corporate purposes.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of June 30, 2008, held a 94.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 retail properties and one of the four ground-up development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40%-50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

•

Except for two properties that we co-manage with our partner, all of the other entities are managed on a day-to-day basis by one of our partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the income statement caption entitled “Equity in income of partnerships,” rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in “Distributions in excess of partnership investments.”

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

Our net loss allocable to common shareholders was $2.9 million for the three months ended June 30, 2008, compared to net income available to common shareholders of $0.5 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, net loss allocable to common shareholders was affected by $2.0 million of net gains on forward starting swap activities, higher depreciation and amortization as a result of development and redevelopment assets having been placed in service and higher interest expense as a result of a higher aggregate debt balance compared to the three months ended June 30, 2007. For the three months ended June 30, 2007, net income available to common shareholders was affected by a $1.5 million gain on the sale of a non-operating real estate parcel and a gain on the sale of an operating retail parcel of $0.6 million, and was reduced by $3.4 million of dividends on our then-outstanding preferred shares.

Our net loss allocable to common shareholders was $5.0 million for the six months ended June 30, 2008, compared to net income available to common shareholders of $6.2 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, net loss allocable to common shareholders was affected by $2.0 million of net gains on forward starting swap activities, offset by higher depreciation and amortization as a result of development and redevelopment assets having been placed in service, higher interest expense as a result of a higher aggregate debt balance and increased abandoned project costs compared to the six months ended June 30, 2007. For the six months ended June 30, 2007, net income available to common shareholders was affected by a $6.7 million gain on the sale of Schuylkill Mall, a $1.5 million of gain on the sale of a non-operating real estate parcel, a $0.6 million gain on the sale of an operating retail parcel, $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall in Harrisburg, Pennsylvania, and was reduced by $6.8 million of dividends on our then-outstanding preferred shares.

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

2008 Acquisition

In February 2008, we acquired a 49.9% ownership interest in Bala Cynwyd Associates L.P., which owns One Cherry Hill Plaza, an office building located within the boundaries of Cherry Hill Mall in Cherry Hill, New Jersey. See “Related Party Transactions” for further information about this transaction.

Development and Redevelopment

We are engaged in the redevelopment of nine of our consolidated properties. We might undertake redevelopment projects at additional properties in the future. These projects may include the introduction of residential, office or other uses to our properties. As of June 30, 2008, we had incurred $298.7 million of costs related to our redevelopment properties. The costs identified to date to complete these projects are expected to be $193.3 million in the aggregate.

The following table sets forth the amount of our estimated total investment and the amounts invested as of June 30, 2008 in each redevelopment project:

Redevelopment Project	Estimated Project Cost	Invested as of June 30, 2008
Cherry Hill Mall	$202.2 million	$102.1 million
Plymouth Meeting Mall	96.6 million	69.2 million
Voorhees Town Center	79.3 million	42.9 million
Willow Grove Park	40.2 million	35.9 million
North Hanover Mall	35.1 million	23.8 million
Moorestown Mall	13.7 million	10.0 million
Wiregrass Commons Mall	12.1 million	8.0 million
Jacksonville Mall	7.7 million	4.9 million
Gadsden Mall	5.1 million	1.9 million

$298.7 million

We are engaged in the ground-up development of four retail and other mixed use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We also own and manage one property that is now operating while some remaining development takes place. As of June 30, 2008, we had incurred $134.8 million of costs related to these ground-up projects. The costs identified to date to complete these ground-up projects are expected to be $79.8 million in the aggregate, excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects, because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be restricted by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement or flexibility in such projects.

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

The following table sets forth the amount of our estimated total investment and the amounts invested as of June 30, 2008 in each ground-up development project:

Development Project	Estimated Project Cost	Invested as of June 30, 2008	Actual/Expected Initial Occupancy Date
Operating Property with Development Activity:
Sunrise Plaza (previously identified as Lacey Retail Center)	$39.8 million	$34.7 million	2007
Development Properties:
Monroe Marketplace	73.3 million	28.0 million	2008
White Clay Point (previously identified as New Garden Town Center)	69.9 million	40.5 million	2010
Springhills	To be determined	30.1 million	To be determined
Pavilion at Market East(1)	To be determined	1.5 million	To be determined

		$134.8 million

(1)	The property is unconsolidated. The amount shown represents our share.

In connection with the ground-up development and redevelopment projects listed above and other projects ongoing at our other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination amounts and contracts with general contractors and other professional service providers. As of June 30, 2008, the remainder to be paid against such contractual and other commitments was $102.7 million, which is expected to be financed through our Credit Facility or through various other capital sources. The development and redevelopment projects listed in this report on which these commitments have been made have total expected remaining costs of $273.1 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in Note 4 to the unaudited consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services were $0.3 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively and were $0.4 million for each of the six months ended June 30, 2008 and 2007.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended June 30, 2008 and 2007 and $0.8 million for each of the six months ended June 30, 2008 and 2007.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $40,000 and $13,000 in the three months ended June 30, 2008 and 2007 and $94,000 and $27,000 in the six months ended June 30, 2008 and 2007, respectively, for flight time used by employees on Company-related business.

In the first quarter of 2008, we entered into an agreement under which we acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings that are anticipated to take place in February 2009 and February 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall in Cherry Hill, New Jersey. We acquired our interests in BCA for $4.0 million in cash paid at the first closing in February 2008. We have the ability to exercise an option to acquire the remaining interests for a combination of cash and OP Units. The aggregate consideration to be exchanged for all of the partnership interests in BCA is $15.3 million.

Three of our officers/trustees are partners in the entities that own the remaining general partnership and limited partnership interests in BCA that we do not own. In accordance with our Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of our Board of Trustees considered and approved the terms of the transaction, subject to final approval by our Board of Trustees. The disinterested members of our Board of Trustees approved the transaction.

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

RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Overview

Our results for the three and six months ended June 30, 2008 and 2007 were significantly affected by ongoing redevelopment initiatives that were in various stages at several of our consolidated mall properties and, to a lesser extent, by new properties which we developed and are now operating. While we might undertake a redevelopment project to maximize the long-term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, can be negatively affected by the project. For the three months ended June 30, 2008, net loss allocable to common shareholders was affected by $2.0 million of net gains on forward starting swap activities, higher depreciation and amortization as a result of development and redevelopment assets having been placed in service and higher interest expense as a result of a higher aggregate debt balance compared to the three months ended June 30, 2007. For the three months ended June 30, 2007, net income available to common shareholders was affected by a $1.5 million gain on the sale of a non-operating parcel, a $0.6 million gain on the sale of an operating retail parcel and $3.4 million of dividends on our then-outstanding preferred shares. For the six months ended June 30, 2008, net loss allocable to common shareholders was affected by $2.0 million of net gains on forward starting swap activities, offset by higher depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense and increased abandoned project costs compared to the six months ended June 30, 2007. For the six months ended June 30, 2007, net income available to common shareholders included a $6.7 million gain on the sale of Schuylkill Mall in Frackville, Pennsylvania, $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall in Harrisburg, Pennsylvania, and was reduced by $6.8 million of dividends on our then-outstanding preferred shares.

The table below sets forth certain occupancy statistics (including properties owned by partnerships in which we own a 50% interest) as of June 30, 2008 and 2007:

	Occupancy As of June 30,
	2008	2007
Enclosed malls weighted average:
Total excluding anchors	86.6%	86.5%
Total including anchors	87.8%	89.5%
Retail portfolio weighted average:
Total excluding anchors	88.0%	87.6%
Total including anchors	89.1%	90.3%
Strip and power centers weighted average	97.1%	96.0%

The following information sets forth our results of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		% Change 2007 to 2008
(in thousands of dollars)	2008	2007
Real estate revenue	$112,569	$109,520	3%
Property operating expenses	(44,984)	(42,581)	6%
Management company revenue	917	533	72%
Interest and other income	135	484	(72)%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(11,142)	(10,780)	3%
Interest expense, net	(25,375)	(23,661)	7%
Depreciation and amortization	(37,205)	(32,453)	15%
Equity in income of partnerships	2,107	1,169	80%
Gains on sales of interests in real estate	—	579	N/A
Gains on sales of non-operating real estate	—	1,484	N/A
Minority interest	80	(405)	N/A

(Loss) income from continuing operations	(2,898)	3,889	N/A
Loss from discontinued operations	—	(14)	N/A

Net (loss) income	$(2,898)	$3,875	N/A

	Six Months Ended June 30,		% Change 2007 to 2008
(in thousands of dollars)	2008	2007
Real estate revenue	$226,778	$221,416	2%
Property operating expenses	(89,412)	(86,960)	3%
Management company revenue	1,811	973	86%
Interest and other income	382	1,788	(79)%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(22,917)	(21,837)	5%
Interest expense, net	(52,366)	(47,472)	10%
Depreciation and amortization	(73,020)	(64,227)	14%
Equity in income of partnerships	3,569	2,124	68%
Gains on sales of interests in real estate	—	579	N/A
Gains on sales of non-operating real estate	—	1,484	N/A
Minority interest	149	(780)	N/A

(Loss) income from continuing operations	(5,026)	7,088	N/A
Income from discontinued operations	—	5,872	N/A

Net (loss) income	$(5,026)	$12,960	N/A

The amounts reflected as income from continuing operations in the table above reflect our consolidated properties, with the exception of properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $3.0 million, or 3%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, including an increase of $0.9 million from properties that were under development during 2007 that are now placed in service, and an increase of $0.5 million from One Cherry Hill Plaza (acquired in February 2008). Real estate revenue from properties that were owned by us prior to April 1, 2007 increased by $1.6 million, primarily due to increases of $1.2 million in lease termination revenue, $0.9 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, and $0.6 million in expense reimbursements, partially offset by decreases of $0.6 million in percentage rent and $0.4 million in other revenue.

Lease termination revenue increased by $1.2 million primarily due to amounts received from one tenant in the three months ended June 30, 2008. Base rent increased primarily due to an increase in rental rates and increased occupancy at recently completed redevelopment projects, including a $0.3 million increase at redevelopment projects completed in 2007. Another factor affecting base rent was the closure of five department stores during the three months ended June 30, 2008. Leases have been executed with replacement tenants at all five locations, with expected openings in the second half of 2008 or the first half of 2009. Expense reimbursements increased by $0.6 million, primarily due to increases in common area maintenance expense, utility expense and real estate tax expense as discussed below under Property Operating Expenses. Percentage rent decreased by $0.6 million due to a decrease in tenant sales compared to the three months ended June 30, 2007. Percentage rent also decreased in connection with a small trend among certain tenants toward slightly higher minimum rent and higher thresholds at which percentage rent begins. Other revenue decreased by $0.4 million primarily due to a $0.2 million decrease in seasonal photo revenue. The seasonal photo revenue decrease was due to the Easter Holiday occurring in the three months ended March 31, 2008 compared to the three months ended June 30, 2007.

Real estate revenue increased by $5.4 million, or 2%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, including an increase of $1.9 million from properties that were under development during 2007 that are now placed in service and an increase of $0.7 million from One Cherry Hill Plaza (acquired in February 2008). Real estate revenue from properties that were owned by us prior to January 1, 2007 increased by $2.8 million, primarily due to increases of $2.7 million in base rent, $1.6 million in lease termination revenue and $0.1 million in expense reimbursements, partially offset by decreases of $1.2 million in percentage rents and $0.4 million in other revenue.

Base rent increased primarily due to an increase in rental rates and increased occupancy at recently completed redevelopment projects, including a $0.8 million increase at redevelopment projects completed in 2006 and a $0.8 million increase at redevelopment projects completed in 2007. Lease termination revenue increased by $1.6 million, primarily due to amounts received from two tenants in the six months ended June 30, 2008. Percentage rent decreased by $1.2 million due to a decrease in tenant sales compared to the six months ended June 30, 2007. Percentage rent also decreased in connection with a small trend among certain tenants toward slightly higher minimum rent and higher thresholds at which percentage rent begins.

As described in “Property Operating Expenses,” three tenants filed for bankruptcy during the three months ended June 30, 2008. In addition, in August 2008, Boscov’s Inc., a department store retailer, filed for bankruptcy protection and announced that it would close several of its store locations. Boscov’s is a tenant at eight of our malls and has plans to open stores at Willow Grove Park and North Hanover Mall. While Boscov’s has not announced that it intends to close stores at any of our malls or that it does not intend to open the two previously announced new stores, if circumstances change and stores are closed or are not opened, such events could adversely affect our results of operations.

Property Operating Expenses

Property operating expenses increased by $2.4 million, or 6%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Property operating expenses from properties that were owned by us prior to April 1, 2007 increased by $2.1 million, primarily due to a $0.8 million increase in common area maintenance expense, a $0.6 million increase in other property operating expenses, a $0.4 million increase in utility expense and a $0.3 million increase in real estate tax expense. Property operating expenses also included an increase of $0.1 million from properties that were under development during 2007 that are now placed in service and an increase of $0.2 million from One Cherry Hill Plaza (acquired in February 2008).

Common area maintenance expenses increased by $0.8 million in the three months ended June 30, 2008 primarily due to increases of $0.3 million in repairs and maintenance expense, $0.2 million in security expense, $0.2 million in on-site management office expense and $0.1 million in insurance expense. Other property operating expenses increased by $0.6 million, including increases of $0.5 million in bad debt expense and $0.1 million in non-reimbursable tenant expense. The increase in bad debt expense was partially due to a $0.2 million increase associated with three tenant bankruptcy filings. Utility expense increased by $0.4 million in the three months ended June 30, 2008 primarily due to higher electric rates at two of our New Jersey properties. Real estate tax expense increased by $0.3 million in the three months ended June 30, 2008 primarily due to higher tax rates in the jurisdictions where properties are located.

Property operating expenses increased by $2.5 million, or 3%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Property operating expenses from properties that were owned by us prior to January 1, 2007 increased by $1.9 million, primarily due to a $0.8 million increase in real estate tax expense, a $0.5 million increase in common area maintenance expense, a $0.5 million increase in other property operating expenses and a $0.1 million increase in utility expense. Property operating expenses also included an increase of $0.2 million from properties that were under development during 2007 that are now placed in service and an increase of $0.4 million from One Cherry Hill Plaza (acquired in February 2008).

Real estate tax expense increased by $0.8 million in the six months ended June 30, 2008 primarily due to higher tax rates in the jurisdictions where properties are located. Common area maintenance expenses increased by $0.5 million, primarily due to increases of $0.8 million in repairs and maintenance expense, $0.4 million in security expense, $0.3 million in on-site management office expense and $0.1 million in insurance expense, partially offset by a $1.2 million decrease in snow removal expense. Other property operating expenses increased by $0.5 million, including an increase of $0.6 million in bad debt expense. The increase in bad debt expense was primarily due to a $0.4 million increase associated with four tenant bankruptcy filings.

The proportion of property operating expenses recovered from tenants during the three and six months ended June 30, 2008 was lower than the level of recovery in prior years, primarily because of a trend toward gross leases and percentage of sales leases. While not representing a majority, there has nevertheless been an increase in the number of tenants that are not required to pay their proportionate share of common area maintenance costs. We have entered into some gross leases and percentage of sales leases in relation to or with tenants affected by redevelopment projects, and we believe that the proportion of property operating expenses recovered is likely to improve as the redevelopment projects are completed and tenants at such properties enter into longer term leases.

General and Administrative Expenses, Abandoned Project Costs, Income Taxes and Other Expenses

General and administrative expenses, abandoned project costs, income taxes and other expenses increased by $0.4 million, or 3%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This increase was due to a $0.1 million increase in professional fees and a $0.3 million increase in other miscellaneous expenses. Abandoned project costs, income taxes and other expenses increased by $0.1 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. These increases were offset by a $0.2 million decrease in corporate payroll expense related to salaries and incentive compensation.

General and administrative expenses, abandoned project costs, income taxes and other expenses increased by $1.1 million, or 5%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was due to a $1.0 million increase in abandoned project costs and a $0.3 million increase in other miscellaneous expenses, offset by a $0.2 million decrease in income taxes.

Interest Expense

Interest expense increased $1.7 million, or 7%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was attributable to a $1.0 million increase related to the refinancing of The Mall at Prince Georges, a $0.8 million increase related to the supplemental financing on Cherry Hill Mall completed in January 2008, a $0.3 million increase in other new mortgage financings in 2008, and a $1.8 million increase due to increased average borrowings under the Credit Facility and the issuance of exchangeable senior notes in May 2007 (an aggregate weighted average balance of $642.0 million in the three months ended June 30, 2008 as compared to $372.1 million in the three months ended June 30, 2007). The weighted average interest rate of the Credit Facility and exchangeable senior notes was 3.91% in the three months ended June 30, 2008, compared to 5.29% in the three months ended June 30, 2007. These increases were partially offset by a net gain of $2.0 million on forward starting swap activities (see Note 10 to the unaudited consolidated financial statements) and a $0.2 million decrease in interest paid on mortgage loans outstanding during the three months ended June 30, 2008 due to principal amortization.

Interest expense increased $4.9 million, or 10%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was attributable to a $2.8 million increase related to the refinancing of The Mall at Prince Georges, a $1.3 million increase related to the supplemental financing on Cherry Hill Mall completed in January 2008, a $0.3 million increase in other new mortgage financings in 2008, and $2.8 million due to increased average borrowings under the Credit Facility and the issuance of exchangeable senior notes in May 2007 (an aggregate weighted average balance of $618.8 million in the six months ended June 30, 2008 as compared to $369.9 million in the six months ended June 30, 2007). The weighted average interest rate of the Credit Facility and exchangeable senior notes was 4.19% for the six months ended June 30, 2008, compared to 5.83% for the six months ended June 30, 2007. These increases were partially offset by a net gain of $2.0 million on forward starting swap activities and a $0.4 million decrease in interest paid on mortgage loans outstanding during the six months ended June 30, 2008 due to principal amortization.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.7 million, or 15%, in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Depreciation and amortization expense from properties that we owned prior to April 1, 2007 increased by $3.7 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at current and recently completed redevelopment properties. Depreciation and amortization increased $0.5 million from properties under development during 2007 that are now placed in service and $0.5 million from One Cherry Hill Plaza.

Depreciation and amortization expense increased by $8.8 million, or 14%, in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Depreciation and amortization expense from properties that we owned prior to January 1, 2007 increased by $7.2 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at current and recently completed redevelopment properties. Depreciation and amortization increased $1.0 million from properties under development during 2007 that are now placed in service and $0.6 million from One Cherry Hill Plaza. Also contributing to the increase was a $0.5 million in-place lease amortization expense resulting from the early closure of three department stores.

Discontinued Operations

We have presented the operating results of Schuylkill Mall, which was sold in March 2007, as discontinued operations.

Property operating results, gain on sale of discontinued operations and related minority interest for Schuylkill Mall for the period presented were as follows:

(in thousands of dollars)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Property operating results of Schuylkill Mall	$(16)	$(137)
Gain on sale of Schuylkill Mall	—	6,699
Minority interest	2	(690)

(Loss) income from discontinued operations	$(14)	$5,872

NET OPERATING INCOME

Net operating income (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes management company revenue, interest income, general and administrative expenses, abandoned project costs, income taxes and other expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate and gains on sales of non-operating real estate.

The following table presents net operating income results for the three and six months ended June 30, 2008 and 2007. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our non-controlling partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$120,513	$(47,294)	$73,219	$117,929	$(45,043)	$72,886
Non Same Store	1,919	(709)	1,210	67	(43)	24

Total	$122,432	(48,003)	$74,429	$117,996	$(45,086)	$72,910

	% Change 2008 vs. 2007
	Same Store	Total
Real estate revenue	2.2%	3.8%
Property operating expenses	5.0%	6.5%
Net operating income	0.5%	2.1%

Total net operating income increased by $1.5 million in the three months ended June 30, 2008 compared to three months ended June 30, 2007. Same Store net operating income increased by $0.3 million in three months ended June 30, 2008 compared to three months ended June 30, 2007. Non Same Store net operating income increased by $1.2 million. See “Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” for further discussion of these variances.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$242,119	$(94,006)	$148,113	$238,093	$(92,003)	$146,090
Non Same Store	3,187	(1,031)	2,156	1,167	(870)	297

Total	$245,306	$(95,037)	$150,269	$239,260	$(92,873)	$146,387

	% Change 2008 vs. 2007
	Same Store	Total
Real estate revenue	1.7%	2.5%
Property operating expenses	2.2%	2.3%
Net operating income	1.4%	2.7%

Total net operating income increased by $3.9 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Same Store net operating income increased by $2.0 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Non Same Store net operating income increased by $1.9 million. See “Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” for further discussion of these variances.

The following information is provided to reconcile net income to net operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2008	2007	2008	2007
Net (loss) income	$(2,898)	$3,875	$(5,026)	$12,960
Adjustments:
Depreciation and amortization
Wholly owned and consolidated partnerships	37,205	32,453	73,020	64,227
Unconsolidated partnerships	2,091	1,711	4,017	3,413
Discontinued operations	—	—	—	215
Interest expense, net
Wholly owned and consolidated partnerships	25,375	23,661	52,366	47,472
Unconsolidated partnerships	2,646	3,107	5,317	6,180
Discontinued operations	—	—	—	136
Minority interest	(80)	403	(149)	1,470
General and administrative expenses, abandoned project costs, income taxes and other expenses	11,142	10,780	22,917	21,837
Gain on sale of discontinued operations	—	—	—	(6,699)
Gains on sales of interests in real estate	—	(579)	—	(579)
Gains on sales of non-operating real estate	—	(1,484)	—	(1,484)
Management company revenue	(917)	(533)	(1,811)	(973)
Interest and other income	(135)	(484)	(382)	(1,788)

Property net operating income	$74,429	$72,910	$150,269	$146,387

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

FFO was $35.7 million for the three months ended June 30, 2008, an increase of $1.8 million, or 5%, compared to $33.9 million for the three months ended June 30, 2007. FFO per diluted share increased $0.05 per diluted share to $0.87 per diluted share for the three months ended June 30, 2008, compared to $0.82 per diluted share for the three months ended June 30, 2007.

FFO was $70.6 million for the six months ended June 30, 2008, an increase of $3.5 million, or 5%, compared to $67.1 million for the six months ended June 30, 2007. FFO per diluted share increased $0.10 per diluted share to $1.72 per diluted share for the six months ended June 30, 2008, compared to $1.62 per diluted share for the six months ended June 30, 2007.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	Three Months Ended June 30, 2008	Per share (including OP Units)	Three Months Ended June 30, 2007	Per share (including OP Units)
Net (loss) income	$(2,898)	$(0.07)	$3,875	$0.09
Adjustments:
Minority interest	(80)	—	403	0.01
Dividends on preferred shares	—	—	(3,403)	(0.08)
Gain on sale of interests in real estate	—	—	(579)	(0.01)
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	36,541	0.89	31,881	0.77
Unconsolidated partnerships (1)	2,091	0.05	1,711	0.04

Funds from operations (2)	$35,654	$0.87	$33,888	$0.82

Weighted average number of shares outstanding	38,790		37,070
Weighted average effect of full conversion of OP Units	2,238		3,861
Effect of common share equivalents	36		437

Total weighted average shares outstanding, including OP Units	41,064		41,368

(1)	Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.

(2)	Includes the non-cash effect of straight-line rent of $1.1 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively.

(in thousands of dollars)	Six Months Ended June 30, 2008	Per share (including OP Units)	Six Months Ended June 30, 2007	Per share (including OP Units)
Net (loss) income	$(5,026)	$(0.12)	$12,960	$0.31
Adjustments:
Minority interest	(149)	—	1,470	$0.03
Dividends on preferred shares	—	—	(6,806)	(0.16)
Gains on sales of interests in real estate	—	—	(579)	(0.01)
Gain on sale of discontinued operations	—	—	(6,699)	(0.16)
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	71,717	1.74	63,096	1.52
Unconsolidated partnerships (1)	4,017	0.10	3,413	0.08
Discontinued operations (1)	—	—	215	0.01

Funds from operations (2)	$70,559	$1.72	$67,070	$1.62

Weighted average number of shares outstanding	38,752		36,818
Weighted average effect of full conversion of OP Units	2,239		4,075
Effect of common share equivalents	22		445

Total weighted average shares outstanding, including OP Units	41,013		41,338

(1)	Excludes depreciation of non-real estate assets, amortization of deferred financing costs and discontinued operations.

(2)	Includes the non-cash effect of straight-line rent of $1.8 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects and the repayment of our REMIC, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the six months ended June 30, 2008 were $47.3 million. The following are some of the factors that could affect our cash flows and require the funding of future distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

•	deterioration in our tenants’ business operations and financial stability, including tenant bankruptcies and leasing delays or terminations, causing deferrals or declines in rent and cash flows;

•	increases in interest rates resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.

We expect to meet certain of our current obligations to fund existing development and redevelopment projects and certain long-term capital requirements, including future development and redevelopment projects, property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, including secured or unsecured indebtedness. Consistent with our stated capital strategy, we might seek to place long-term debt on certain of our unencumbered or stabilized properties. We also expect to raise capital through selective sales of assets and the issuance of additional equity securities, when warranted. Furthermore, we might seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs.

We expect that our significant expenditures related to the redevelopment and development projects listed in this report will continue over the next several quarters. For the remainder of 2008, we expect to spend an additional $155.4 million on the development and redevelopment projects listed in this report. We expect that our construction in progress balance will peak in the second half of 2008 or in the first half of 2009. Construction in progress represents the aggregate expenditures on projects less amounts placed in service. Generally, assets are placed in service upon substantial completion or when tenants begin occupancy and rent payments commence. Following the repayment of the REMIC, which is expected to be completed in September 2008 as discussed below, our portfolio will include several additional unencumbered properties. We anticipate obtaining unsecured debt, as well as secured loans on a limited number of properties, to fund a portion of the amounts needed for the development and redevelopment projects listed in this report. In general, when the credit markets are tight, as they are now, we might encounter resistance from lenders when we seek financing or refinancing for properties. If we are unable to arrange some or all of the anticipated loans, we might have to seek alternative capital sources or defer certain expenditures related to our development or redevelopment projects, which could adversely affect our results of operations.

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

REMIC

In connection with our merger with Crown American Realty Trust in 2003, we assumed from Crown approximately $443.8 million of a 15 property real estate mortgage investment conduit (“REMIC”) with General Electric Capital Corporation that has a final maturity date of September 10, 2025 and is secured by a portfolio of 15 properties. The REMIC will have a balance of $400.0 million on September 10, 2008 and the interest rate is 7.43% per annum. This rate remains in effect until September 10, 2008. If we do not repay the REMIC by September 10, 2008, (i) the interest rate from and after that date will be equal to the greater of 10.43% per annum, or the Treasury Rate, as defined therein, plus 3.0% per annum and (ii) all cash flow from the properties in excess of funds required to operate the properties and service scheduled payments under the REMIC would be applied to reduce the principal amount outstanding under the REMIC. We would continue to have the option to repay the REMIC without penalty at any time prior to its maturity in 2025. We have delivered written notice of our intent to repay the REMIC on September 10, 2008. We have obtained commitment letters for secured and unsecured loans for an aggregate of approximately $380.0 million, of which approximately $297.0 million is represented by commitments for secured loans. The loans are subject to the negotiation of satisfactory documentation, the completion of lenders’ due diligence and other customary closing conditions. We expect to use the proceeds of the secured loans, in combination with our available capacity under our Credit Facility, which was $127.2 million as of June 30, 2008, to repay the REMIC.

Credit Facility

In May 2008, we amended our Credit Facility. Under the amended terms, in the determination of our Gross Asset Value, the calculation of the amounts to be included in respect of recently completed redevelopment or development projects has been modified. When we complete the redevelopment or development of a property and it is Placed in Service, the amount of Construction in Progress of such property included in Gross Asset Value is gradually reduced over a four quarter period.

The amendment introduced a category entitled “Projects Under Development” that more broadly encompasses all of our redevelopment and development projects. There is a covenant that this category may not, on a fully budgeted basis (net of portions Placed In Service), comprise more than 20.0% of Gross Asset Value for periods ending on or before June 30, 2009, and not more than 15.0% thereafter.

The amendment also modified other of our financial and business covenants contained in the Credit Facility so that certain of the requirements that we must maintain are now stated as follows: (1) a minimum Tangible Net Worth of not less than 75% of the Tangible Net Worth of the Company on December 31, 2007 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2007 (previously, the covenant required a minimum Tangible Net Worth of 80% of the Tangible Net Worth of the Company as of December 31, 2003 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2003); (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1, provided that such ratio may now exceed 0.65:1 for one period of two consecutive fiscal quarters but may not exceed 0.70:1; (3) a minimum ratio of EBITDA to Indebtedness of 0.0975:1 (previously, the required ratio increased to 0.1025:1 for all periods ending after December 31, 2008), provided that such ratio may now be less than 0.0975:1 for one period of two consecutive fiscal quarters but may not be less than 0.0925:1; (4) maximum Investments in unimproved real estate and predevelopment not in excess of 5.0% of Gross Asset Value; (5) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value (from 10.0% previously); (6) maximum aggregate Investments in unimproved real estate, predevelopment costs, Persons other than Subsidiaries and Unconsolidated Affiliates and mortgages in favor of the Company and its Subsidiaries not in excess of 10.0% of Gross Asset Value (from 15.0% previously).

The amendment added a new interest rate pricing level with an Applicable Margin of 2.00% over LIBOR, and a new Facility Fee level of 0.25%, if the ratio of Total Liabilities to Gross Asset Value is greater than 0.65:1 and/or if the ratio of EBITDA to Indebtedness is less than 0.0975:1.

Amounts borrowed under our Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on our leverage. In determining our leverage under the Credit Facility, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements, some of which are described elsewhere in this section. The following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage, interest coverage and tangible net worth covenants under the Credit Facility;

•	increased interest rates affecting coverage ratios;

•	reduction in our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios; and

•	reduction in our net operating income or increased indebtedness affecting leverage ratios.

The Credit Facility has a term that expires in January 2009, with an additional 14 month extension option provided that there is no event of default at that time. As of June 30, 2008, $355.0 million was outstanding under the Credit Facility. In addition, we pledged $17.8 million under the Credit Facility as collateral for letters of credit at June 30, 2008. The unused portion of the Credit Facility that was available to us was $127.2 million as of June 30, 2008. The weighted average effective interest rate based on amounts borrowed was 4.25% and 4.76% for the three and six months ended June 30, 2008, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at June 30, 2008 was 3.68%.

We must repay the entire principal amount outstanding under the Credit Facility at the end of its term. We may prepay any revolving loan at any time without premium or penalty. Accrued and unpaid interest on the outstanding principal amount under the Credit Facility is payable monthly, and any unpaid amount is payable at the end of the term. The Credit Facility has a facility fee of 0.15% to 0.25% per annum of the total commitments, depending on leverage and without regard to usage, except as described above. The Credit Facility contains some lender yield protection provisions related to LIBOR loans. We and certain of our subsidiaries are guarantors of the obligations arising under the Credit Facility.

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type. As of June 30, 2008, we were in compliance with all of these debt covenants.

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

Financing Activity

In January 2008, we completed a $55.0 million supplemental financing of Cherry Hill Mall in Cherry Hill, New Jersey. The loan has a fixed interest rate of 5.51% and will mature in October 2012. The maturity date coincides with that of the existing first mortgage on the property, which was put in place in September 2005. The first 24 payments of the new loan will be interest only, followed by principal and interest payments calculated based on a 360-month amortization schedule. The proceeds were used to pay down a portion of our revolving Credit Facility, and for general corporate purposes.

In May 2008, we entered into a $20.0 million mortgage loan that is secured by Creekview Center in Warrington, Pennsylvania. The mortgage loan had a variable interest rate of 215 basis points over one-month LIBOR with a term of two years and three one-year extension options. The variable interest rate was swapped to a fixed rate of 5.56% for the initial term of the loan. The proceeds of this mortgage loan were used to repay a portion of the amount outstanding under our Credit Facility and for general corporate purposes.

In June 2008, we entered into a $45.0 million mortgage loan that is secured by the Christiana Center in Christiana, Delaware. The mortgage loan has a variable interest rate of 185 basis points over one-month LIBOR with a term of three years and two one-year extension options. Repayment is interest only during the initial term of the loan. The variable interest rate was swapped to a fixed rate of 5.865% for the initial term of the loan. The proceeds of this mortgage loan were used to repay a portion of the amount outstanding under our Credit Facility and for general corporate purposes.

In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. We own an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only are required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. In August 2007, the partnership that owns the mall exercised the first one-year extension option. In June 2008, the partnership that owns the mall exercised the second one-year extension option.

In July 2008, we entered into a $54.0 million interest only mortgage loan that is secured by Paxton Towne Centre in Harrisburg, Pennsylvania. The mortgage loan has a variable interest rate of 200 basis points over one-month LIBOR with a term of three years and two one-year extension options. The variable interest rate was swapped to a fixed rate of 5.837% for the initial term of the loan. The proceeds of this mortgage loan were used to repay a portion of the amount outstanding under our Credit Facility and for general corporate purposes.

The following table sets forth a summary of significant mortgage, Credit Facility and exchangeable senior notes activity for the six months ended June 30, 2008:

(in thousands of dollars)	Mortgage Notes Payable	Credit Facility	Exchangeable Senior Notes	Total
Balance at January 1, 2008	$1,643,122	$330,000	$287,500	$2,260,622
Cherry Hill Mall mortgage supplemental financing	55,000	(50,000)	—	5,000
One Cherry Hill Plaza financing	8,000	—	—	8,000
Christiana Center financing	45,000	(45,000)		—
Creekview Center financing	20,000	(20,000)		—
Principal amortization	(12,141)	—	—	(12,141)
Capital expenditures and other uses	—	140,000	—	140,000

Balance at June 30, 2008	$1,758,981	$355,000	$287,500	$2,401,481

Derivatives

As of June 30, 2008, we had a total of 10 forward-starting interest rate swap agreements, as described in Note 10 to our unaudited consolidated financial statements. The forward-starting interest rate swap agreements that were outstanding as of June 30, 2008 have an aggregate notional amount of $238 million, and cash settle no later than December 2008.

We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of our swaps as hedges at inception and at June 30, 2008, and consider these swaps to be highly effective cash flow hedges under SFAS No. 133 (See Note 10 to our unaudited consolidated financial statements).

As of June 30, 2008, we had a total of two interest rate swap agreements, as described in Note 10 to our unaudited consolidated financial statements. The interest rate swap agreements have notional values of $20.0 million and $45.0 million, respectively, and settle in June 2010 and June 2011, respectively.

Mortgage Notes

Mortgage notes payable, which are secured by 33 of our consolidated properties, are due in installments over various terms extending to the year 2017. Mortgage notes secured by 30 of these properties with fixed interest rates and by two properties with variable interest rates that have been swapped to fixed interest rates, range from 4.95% to 7.61% and had a weighted average interest rate of 6.03% at June 30, 2008. We also have one property which carries a variable rate mortgage that had a weighted average rate of 3.78% at June 30, 2008. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage notes associated with our consolidated properties as of June 30, 2008.

	Payments by Period
(in thousands of dollars)	Total	Through December 31, 2008(1)	2009-2010	2011-2012	2013 and later
Principal payments	$103,033	$10,316	$31,061	$32,634	$29,022
Balloon payments	1,655,948	505,564	77,457	404,638	668,289

Total	$1,758,981	$515,880	$108,518	$437,272	$697,311

(1)	The amount outstanding under the REMIC is included in the “Through December 31, 2008” column.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2008, for the periods presented:

(in thousands of dollars)	Total	Through December 31, 2008	2009-2010	2011-2012	2013 and later
Mortgages (1)	$1,758,981	$515,880	$108,518	$437,272	$697,311
Interest on mortgages	398,189	44,041	128,048	112,895	113,205
Credit Facility (2)	355,000	—	355,000	—	—
Exchangeable senior notes	287,500	—	—	287,500	—
Interest on exchangeable senior notes	45,042	5,750	23,000	16,292	—
Capital leases (3)	256	82	174	—	—
Operating leases	11,974	1,383	4,918	3,554	2,119
Ground leases	60,517	515	2,176	2,041	55,785
Development and redevelopment commitments (4)	102,703	89,944	12,759	—	—
Other long-term liabilities (5)	3,321	—	3,321	—	—

Total	$3,023,483	$657,595	$637,914	$859,554	$868,420

(1)	Includes amounts reflected in the “Mortgage Notes” table above. Excludes the indebtedness of our unconsolidated partnerships.

(2)	The Credit Facility has a term that expires in January 2009, with an additional 14 month extension option provided that there is no event of default at that time.

(3)	Includes interest.

(4)	The timing of the payment of these amounts is uncertain. We estimate that a significant portion of these amounts will be paid in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

(5)	Represents incentive compensation.

Shelf Registration

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

CASH FLOWS

Net cash provided by operating activities totaled $67.1 million for the six months ended June 30, 2008, compared to $69.9 million for the six months ended June 30, 2007. The most significant components of the Company’s cash flows from operating activities were net operating income, interest expense and general and administrative expenses. See “Results of Operations” and “Net Operating Income” for an analysis of the changes in these components for the periods presented. Cash flows from operating activities for the six months ended June 30, 2008 were also affected by a decrease of $4.2 million in tenant and other accounts receivable.

Cash flows used for investing activities were $156.7 million for the six months ended June 30, 2008, compared to $77.9 million for the six months ended June 30, 2007. Investing activities for 2008 reflect investment in construction in progress of $136.9 million and real estate improvements of $8.2 million, both of which primarily relate to our development and redevelopment activities. Investing activities also reflect $4.0 million paid to acquire partnership interests.

Cash flows provided by financing activities were $85.1 million for the six months ended June 30, 2008, compared to $2.0 million for the six months ended June 30, 2007. Cash flows provided by financing activities for the six months ended June 30, 2008 were primarily affected by $120.0 million of proceeds from the mortgage loans on Christiana Center and Creekview Center and the supplemental financing of Cherry Hill Mall. Cash flows from financing activities were also affected by dividends and distributions of $47.3 million and principal installments on mortgage notes payable of $12.1 million in the six months ended June 30, 2008.

COMMITMENTS

At June 30, 2008, we had $102.7 million of contractual obligations to complete the development and redevelopment projects, including those listed in this report and other projects currently ongoing at our other properties. Total expected costs for the projects with such commitments are $351.3 million over the remaining terms of these projects. We expect to finance these amounts through borrowings under the Credit Facility or through various other capital sources. See “– Liquidity and Capital Resources – Capital Resources.”

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

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. These competitors might drive up the price we must pay for properties, parcels, other assets or other companies we seek to acquire, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. Also, the number of entities competing for suitable investment properties or desirable development sites has increased and might continue to increase, resulting in increased demand for these assets and therefore increased prices paid for them. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher prices for properties, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2008, our consolidated debt portfolio consisted primarily of $355.0 million borrowed under our Credit Facility, which bears interest at a LIBOR rate plus an applicable margin, $1,766.6 million in fixed and variable rate mortgage notes, including $7.6 million of mortgage debt premium, and exchangeable notes of $287.5 million.

Mortgage notes payable, which are secured by 33 of our consolidated properties, are due in installments over various terms extending to the year 2017. Mortgage notes, secured by 30 properties with fixed interest rates and two properties with variable interest rates that have been swapped to fixed interest rates range from 4.95% to 7.61% and had a weighted average interest rate of 6.03% as of June 30, 2008. There is also one property which carries a variable rate mortgage that had a weighted average variable rate of 3.78% at June 30, 2008. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt		Variable Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2008(2)	$515,880	7.29%	$—		—
2009	$64,795	6.00%	$363,000	(3)	3.69%
2010	$35,723	5.60%	$—		—
2011	$62,259	5.80%	$—		—
2012	$662,513	5.55%	$—		—
2013 and thereafter	$697,311	5.52%	$—		—

(1)	Based on the weighted average interest rate in effect as of June 30, 2008.

(2)	The amount outstanding under the REMIC is included in the “2008” row.

(3)	Our Credit Facility has a term that expires in January 2009, with an additional 14 month extension option, provided that there is no event of default at that time.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of the forward starting interest rate swap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt of $43.4 million at June 30, 2008. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt of $45.0 million at June 30, 2008. Based on the variable rate debt included in our debt portfolio, as of June 30, 2008, a 100 basis point increase in interest rates would result in an additional $3.6 million in interest annually, and a 100 basis point decrease would reduce interest incurred by $3.6 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See Note 10 to our unaudited consolidated financial statements.

We currently have 10 forward starting interest rate swap agreements that have a blended rate of 5.15% on an aggregate notional amount of $238.0 million settling no later than December 10, 2008. A forward starting interest rate swap is an agreement that effectively hedges future base rates on debt for an established period of time. We entered into these swap agreements in order to hedge the expected interest payments associated with a portion of our anticipated future issuances of long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on June 30, 2008 and consider these swaps to be highly effective cash flow hedges under SFAS No. 133.

We also have $20.0 million notional amount of interest rate swap agreements that have a rate of 3.41% settling on June 1, 2010 and $45.0 million notional amount of interest rate swap agreements that have a rate of 4.02% settling on June 19, 2011.

Because the information presented above includes only those exposures that exist as of June 30, 2008, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, and have concluded as follows:

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

In the normal course of business, we have become and might in the future become involved in legal actions relating to the ownership and operation of our properties and the properties we manages for third parties. In management’s opinion, the resolution of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

Issuer Purchases of Equity Securities

We did not acquire any of our equity securities in the three months ended June 30, 2008. The table shows the aggregate dollar amount of shares that may be repurchased under our existing share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2008	—	$—	—	$100,000,000
May 1 – May 31, 2008	—	—	—	100,000,000
June 1 – June 30, 2008	—	—	—	100,000,000

Total	—	$—	—	$100,000,000

(1)

In December 2007, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Holders of Certificates of Beneficial Interest of the Company was held on May 29, 2008. At that meeting, (1) Messrs. Joseph F. Coradino, Lee H. Javitch, Mark E. Pasquerilla and John J. Roberts were reelected to the Company’s Board of Trustees as Class A trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2009 and until their respective successors are elected and qualified; (2) the material terms of the performance goals of the 2003 Equity Incentive Plan were re-approved; and (3) KPMG LLP was ratified as the Company’s registered public accountant for 2008. At the 2008 Annual Meeting, 33,076,942 votes were cast for Mr. Coradino, 33,252,945 votes were cast for Mr. Javitch, 32,257,551 votes were cast for Mr. Pasquerilla, and 33,308,147 votes were cast for Mr. Roberts. Under the Company’s Trust Agreement, votes cannot be cast against a candidate. The holders of 1,193,041 shares withheld authority to vote for Mr. Coradino, 1,017,038 shares withheld authority to vote for Mr. Javitch, 2,012,432 shares withheld authority to vote for Mr. Pasquerilla, and 961,835 shares withheld authority to vote for Mr. Roberts. The holders of 33,937,821 shares voted for the selection of KPMG LLP as the Company’s registered public accountant for 2008, 270,163 shares voted against the selection of KPMG LLP and 61,997 shares abstained from voting for or against the selection of KPMG LLP. The holders of 32,979,948 shares voted for the re-approval of the material terms of the performance goals of the 2003 Equity Incentive Plan, 1,117,352 shares voted against the re-approval of the material terms of the performance goals of the 2003 Equity Incentive Plan and 172,680 shares abstained from voting for or against the re-approval of the material terms of the performance goals of the 2003 Equity Incentive Plan. There were no broker non-votes in connection with the re-approval of the material terms of the performance goals of the 2003 Equity Incentive Plan.

In addition to Messrs. Coradino, Javitch, Pasquerilla and Roberts, the continuing members of the Company’s Board of Trustees following the 2008 Annual Meeting include Ms. Rosemarie Greco and Messrs. Cohen, D’Alessio, Glickman, Korman, Lubert, Mazziotti, George Rubin and Ronald Rubin.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Trust Agreement of Pennsylvania Real Estate Investment Trust dated April 8, 2008 filed as Exhibit 3.1 to the Current Report on Form 8-K dated April 8, 2008 is incorporated herein by reference.

10.1	Fourth Amendment to Credit Agreement by and among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., PREIT-RUBIN, Inc., the guarantors named therein and each of the financial institutions signatory thereto filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 20, 2008 is incorporated herein by reference.

10.2	Second Amended and Restated Swingline Note filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 20, 2008 is incorporated herein by reference.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Furnished herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: August 11, 2008

	By:	/s/ Ronald Rubin
Ronald Rubin Chief Executive Officer

By:	/s/ Robert F. McCadden
Robert F. McCadden Executive Vice President and Chief Financial Officer

By:	/s/ Jonathen Bell
Jonathen Bell Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)