Form 10-Q
period 2008-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2008-11-07
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at November 4, 2008: 39,412,145

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	September 30, 2008	December 31, 2007
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,215,570	$3,074,562
Construction in progress	419,533	287,116
Land held for development	5,616	5,616

Total investments in real estate	3,640,719	3,367,294
Accumulated depreciation	(486,076)	(401,502)

Net investments in real estate	3,154,643	2,965,792

INVESTMENTS IN PARTNERSHIPS, at equity	36,130	36,424
OTHER ASSETS:
Cash and cash equivalents	19,452	27,925
Tenant and other receivables (net of allowance for doubtful accounts of $13,963 and $11,424 at September 30, 2008 and December 31, 2007, respectively)	44,393	49,094
Intangible assets (net of accumulated amortization of $161,863 and $137,809 at September 30, 2008 and December 31, 2007, respectively)	80,748	104,136
Deferred costs and other assets	87,945	80,703

Total assets	$3,423,311	$3,264,074

LIABILITIES:
Mortgage notes payable	$1,680,101	$1,643,122
Debt premium on mortgage notes payable	4,623	13,820
Exchangeable senior notes	287,500	287,500
Credit Facility	380,000	330,000
Senior unsecured Term Loan	170,000	—
Tenants’ deposits and deferred rent	17,532	16,213
Distributions in excess of partnership investments	45,982	49,166
Accrued expenses and other liabilities	105,058	111,378

Total liabilities	2,690,796	2,451,199
MINORITY INTEREST (redemption value $42,193 and $66,560 at September 30, 2008 and December 31, 2007, respectively)	54,366	55,256

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 39,397,186 shares at September 30, 2008 and 39,134,109 shares at December 31, 2007	39,397	39,134
Capital contributed in excess of par	827,037	818,966
Accumulated other comprehensive loss	(14,833)	(6,968)
Distributions in excess of net income	(173,452)	(93,513)

Total shareholders’ equity	678,149	757,619

Total liabilities, minority interest and shareholders’ equity	$3,423,311	$3,264,074

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2008	2007	2008	2007
REVENUE:
Real estate revenue:
Base rent	$73,110	$71,547	$219,951	$213,300
Expense reimbursements	35,477	33,369	103,417	101,028
Percentage rent	1,060	1,289	3,526	4,922
Lease termination revenue	320	690	2,618	1,408
Other real estate revenue	3,718	3,902	10,951	11,330

Total real estate revenue	113,685	110,797	340,463	331,988
Management company revenue	1,181	854	2,992	1,827
Interest and other income	240	535	622	2,323

Total revenue	115,106	112,186	344,077	336,138

EXPENSES:
Property operating expenses:
CAM and real estate tax	(33,577)	(31,620)	(98,846)	(95,116)
Utilities	(7,019)	(6,886)	(19,308)	(19,055)
Other operating expenses	(7,148)	(5,885)	(19,002)	(16,955)

Total property operating expenses	(47,744)	(44,391)	(137,156)	(131,126)
Depreciation and amortization	(38,435)	(32,743)	(111,455)	(96,970)
Other expenses:
General and administrative expenses	(10,364)	(9,801)	(31,777)	(30,969)
Abandoned project costs, income taxes and other expenses	(311)	(196)	(1,815)	(865)

Total other expenses	(10,675)	(9,997)	(33,592)	(31,834)
Interest expense, net	(28,450)	(24,866)	(80,817)	(72,338)

Total expenses	(125,304)	(111,997)	(363,020)	(332,268)
(Loss) income before equity in income of partnerships, minority interest and discontinued operations	(10,198)	189	(18,943)	3,870
Equity in income of partnerships	2,169	1,148	5,738	3,272
Gains on sales of interests in real estate	—	—	—	579
Gains on sales of non-operating real estate	49	247	49	1,731

(Loss) income before minority interest and discontinued operations	(7,980)	1,584	(13,156)	9,452
Minority interest	349	(103)	499	(884)

(Loss) income from continuing operations	(7,631)	1,481	(12,657)	8,568
Income from discontinued operations:
Operating results from discontinued operations	—	19	—	(118)
Gain on sale of discontinued operations	—	—	—	6,699
Minority interest	—	(1)	—	(691)

Income from discontinued operations	—	18	—	5,890

Net (loss) income	(7,631)	1,499	(12,657)	14,458
Redemption of preferred shares	—	13,347	—	13,347
Dividends on preferred shares	—	(1,134)	—	(7,941)

Net (loss allocable) income available to common shareholders	$(7,631)	$13,712	$(12,657)	$19,864

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME (continued)

EARNINGS PER SHARE

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars, except per share amounts)	2008	2007	2008	2007
(Loss) income from continuing operations	$(7,631)	$1,481	$(12,657)	$8,568
Redemption of preferred shares	—	13,347	—	13,347
Dividends on preferred shares	—	(1,134)	—	(7,941)

Net (loss allocable) income available from continuing operations available to common shareholders	(7,631)	13,694	(12,657)	13,974
Dividends on unvested restricted shares	(304)	(272)	(918)	(815)

(Loss) income from continuing operations used to calculate earnings per share – basic and diluted	$(7,935)	$13,422	$(13,575)	$13,159

Income from discontinued operations used to calculate earnings per share – basic and diluted	$—	$18	$—	$5,890

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.20)	$0.35	$(0.35)	$0.35
Income from discontinued operations	—	0.00	—	0.16

	$(0.20)	$0.35	$(0.35)	$0.51

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.20)	$0.35	$(0.35)	$0.35
Income from discontinued operations	—	0.00	—	0.16

	$(0.20)	$0.35	$(0.35)	$0.51

(in thousands of shares)
Weighted average shares outstanding – basic	38,840	38,181	38,782	37,219
Effect of dilutive common share equivalents (1)	—	295	—	363

Weighted average shares outstanding – diluted	38,840	38,476	38,782	37,582

(1)	For the three and nine month periods ended September 30, 2008, respectively, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 12 for the three months ended September 30, 2008 and 18 for the nine months ended September 30, 2008 is excluded from the calculation of diluted loss per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2008	2007
Cash flows from operating activities:
Net (loss) income	$(12,657)	$14,458
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	86,336	73,433
Amortization	19,583	15,865
Straight-line rent adjustments	(2,265)	(1,515)
Provision for doubtful accounts	4,083	2,083
Amortization of deferred compensation	6,442	5,208
Amortization of Outperformance Program	614	614
Minority interest	(499)	1,575
Net gain on forward starting swap activities	(2,002)	—
Gains on sales of interests in real estate	(49)	(9,009)
Change in assets and liabilities:
Net change in other assets	(7,129)	(1,238)
Net change in other liabilities	2,310	(420)

Net cash provided by operating activities	94,767	101,054

Cash flows from investing activities:
Investments in real estate acquisitions, net	(12,709)	(11,280)
Investments in real estate improvements	(23,743)	(13,589)
Additions to construction in progress	(225,878)	(144,742)
Investments in partnerships	(3,542)	(9,497)
Decrease in cash escrows	9,250	5,049
Capitalized leasing costs	(3,971)	(3,502)
Additions to leasehold improvements	(685)	(811)
Cash distributions from partnerships in excess of equity in income	653	2,998
Cash proceeds from sales of consolidated real estate investments	126	31,486

Net cash used in investing activities	(260,499)	(143,888)

Cash flows from financing activities:
Principal installments on mortgage notes payable	(17,669)	(16,967)
Proceeds from mortgage notes payable	460,265	150,000
Repayment of mortgage notes payable	(413,617)	(56,663)
Proceeds from sale of exchangeable senior notes	—	281,031
Net borrowing from (repayment of) Credit Facility	50,000	(87,000)
Borrowing from senior unsecured Term Loan	170,000	—
Net (payment) proceeds from settlement of forward-starting interest swap agreements	(16,503)	4,069
Purchase of capped call	—	(12,578)
Payment of deferred financing costs	(6,570)	(3,511)
Shares of beneficial interest issued	2,987	13,845
Shares of beneficial interest repurchased	(623)	(12,427)
Operating partnership units purchased or redeemed	—	(78)
Redemption of preferred shares	—	(129,955)
Dividends paid to common shareholders	(67,282)	(64,271)
Distributions paid to operating partnership unit holders and minority partners	(3,729)	(6,262)
Dividends paid to preferred shareholders	—	(8,659)

Net cash provided by financing activities	157,259	50,574

Net change in cash and cash equivalents	(8,473)	7,740
Cash and cash equivalents, beginning of period	27,925	15,808

Cash and cash equivalents, end of period	$19,452	$23,548

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2008, the Company’s portfolio consisted of a total of 56 properties. The Company’s operating portfolio contains 52 retail properties in 13 states and includes 38 shopping malls and 14 strip and power centers. The remaining four properties in the Company’s portfolio are held for ground-up development.

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2008, the Company held a 94.6% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis. In some cases, the right to tender OP Units for redemption begins one year following the respective issue date of the OP Units and in other cases immediately. In the event of the redemption for cash of all of the outstanding OP Units held by limited partners and not owned by the Company, the total amount that would have been distributed as of September 30, 2008 would have been $42.2 million, which is calculated using the Company’s September 30, 2008 share price multiplied by the outstanding OP Units held by limited partners other than the Company.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The Company’s $287.5 million exchangeable senior notes are within the scope of FSP 14-1; therefore, the Company will be required to record debt components of the notes at fair value as of the date of issuance, and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income and earnings per share for all periods presented; however, there is no effect on the Company’s cash interest payments. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. The Company anticipates that as a result of the application of this standard, its annual net income will decrease by approximately $4 million. Additionally, the Company anticipates that the application of this standard will decrease its debt balance as of December 31, 2008 by approximately $19 million, with a corresponding increase to shareholders’ equity.

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

SFAS No. 141 R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (rev. 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141 R”). This statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141 R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141 R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141 R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at fair value at the acquisition date. SFAS No. 141 R requires entities to directly expense transaction costs. The Company will adopt the provisions of this statement beginning on January 1, 2009, prospectively. The Company has determined that the adoption of SFAS No. 141 R will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company beginning on January 1, 2009. The Company has determined that the adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 established a new definition of fair value, provided guidance on how to measure fair value and established new disclosure requirements of assets and liabilities at their fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements. The Company has deferred the application of SFAS No. 157 to non-financial assets and liabilities as allowed by FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which was issued by the FASB in February 2008.

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

3.	REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2008 and December 31, 2007 were comprised of the following:

(in thousands of dollars)	As of September 30, 2008	As of December 31, 2007
Buildings, improvements and construction in progress	$3,071,526	$2,819,210
Land, including land held for development	569,193	548,084

Total investments in real estate	3,640,719	3,367,294
Accumulated depreciation	(486,076)	(401,502)

Net investments in real estate	$3,154,643	$2,965,792

Capitalization of Costs

Costs incurred in relation to development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. Capitalized costs, as well as tenant inducement amounts and internal and external commissions, are recorded in construction in progress. The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects.

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition are capitalized if the acquisition of the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to “abandoned project costs, income taxes and other expenses” when it is probable that the property will not be acquired. The Company recorded abandoned project costs of $0.3 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $1.6 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three and nine months ended September 30, 2008 and September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2008	2007	2008	2007
Development/Redevelopment Activities:
Salaries and benefits	$770	$603	$2,416	$1,591
Real estate taxes	$666	$520	$1,746	$1,818
Interest	$4,145	$4,455	$11,584	$11,883
Leasing Activities:
Salaries and benefits	$1,166	$1,011	$3,971	$3,502

2008 Acquisitions

In July 2008, the Company acquired a parcel in Lancaster, Pennsylvania for $8.0 million plus customary closing costs.

In the first quarter of 2008, the Company entered into an agreement under which it acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings that are anticipated to take place in February 2009 and February 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall in Cherry Hill, New Jersey. The Company acquired its interests in BCA for $4.0 million in cash paid at the first closing in February 2008. The Company has the ability to exercise an option to acquire the remaining interests for a total purchase price of $15.3 million, a portion of which is payable in OP Units.

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

2008 Dispositions

In August 2008, the Company sold a parcel adjacent to New River Valley Mall in Christiansburg, Virginia to the Virginia Department of Transportation for $0.1 million. The Company recorded a gain of $49,000 from this transaction.

4.	INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of September 30, 2008 and December 31, 2007:

(in thousands of dollars)	As of September 30, 2008	As of December 31, 2007
ASSETS:
Investments in real estate, at cost:
Retail properties	$387,557	$386,050
Construction in progress	4,826	4,773

Total investments in real estate	392,383	390,823
Accumulated depreciation	(99,138)	(87,961)

Net investments in real estate	293,245	302,862
Cash and cash equivalents	11,685	10,604
Deferred costs and other assets, net	26,520	25,608

Total assets	331,450	339,074

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage notes payable	375,284	378,317
Other liabilities	18,270	27,668

Total liabilities	393,554	405,985

Net deficit	(62,104)	(66,911)
Partners’ share	(31,237)	(33,025)

Company’s share	(30,867)	(33,886)
Excess investment (1)	15,448	15,151
Advances	5,567	5,993

Net investments and advances	$(9,852)	$(12,742)

Investment in partnerships, at equity	$36,130	$36,424
Distributions in excess of partnership investments	(45,982)	(49,166)

Net investments and advances	$(9,852)	$(12,742)

(1)

Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships.”

The following table summarizes the Company’s share of equity in income of partnerships for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2008	2007	2008	2007
Real estate revenue	$19,143	$16,977	$56,435	$50,542
Expenses:
Property operating expenses	(6,130)	(5,097)	(17,011)	(15,225)
Interest expense	(4,740)	(6,053)	(15,912)	(18,406)
Depreciation and amortization	(3,975)	(3,303)	(11,799)	(9,881)

Total expenses	(14,845)	(14,453)	(44,722)	(43,512)

Net income	4,298	2,524	11,713	7,030
Less: Partners’ share	(2,068)	(1,262)	(5,788)	(3,515)

Company’s share	2,230	1,262	5,925	3,515
Amortization of excess investment	(61)	(114)	(187)	(243)

Equity in income of partnerships	$2,169	$1,148	$5,738	$3,272

In October 2008, the unconsolidated partnership that owns Whitehall Mall in Allentown, Pennsylvania entered into a new $12.4 million, 10 year mortgage to replace the prior mortgage on the property. The Company’s interest in the unconsolidated partnership is 50%.

In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only were required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 56 basis points. There are three one-year extension options, provided that there is no event of default and that the borrower buys an interest rate cap for the term of any applicable extension. In August 2007 and June 2008, the partnership that owns the mall exercised the first and second one-year extension options, respectively.

5.	FINANCING ACTIVITY

General

In September 2008, the Company entered into a senior unsecured Term Loan Agreement (the “Term Loan”) under which it borrowed $170.0 million. Also in September, the Company closed agreements for an aggregate of $286.3 million through four separate loan transactions, each of which is secured by a mortgage on an operating retail property owned by the Company. The Company used the proceeds of these four mortgage loans, a portion of the Term Loan borrowing and a borrowing under its Credit Facility to repay the Company’s $400.9 million, 15 property real estate mortgage investment conduit (the “REMIC”) in full. In connection with this repayment, the 15 malls were released from the liens under the REMIC, and, as described below, four of these malls were used to secure new mortgage financings. The Company assumed the REMIC in connection with its 2003 merger with Crown American Realty Trust.

Credit Facility

The amounts borrowed under the Company’s Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. In October 2008, the Company exercised its option to extend the term of its $500.0 million senior unsecured Credit Facility by 14 months to a new expiration date in March 2010.

As of September 30, 2008, $380.0 million was outstanding under the Credit Facility. The Company had pledged $11.0 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $109.0 million at September 30, 2008. The weighted average effective interest rate based on amounts borrowed was 4.29% and 4.59% for the three and nine months ended September 30, 2008, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at September 30, 2008 was 3.92%.

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type. As of September 30, 2008, the Company was in compliance with all of these debt covenants.

Senior Unsecured Term Loan

In September 2008, the Company borrowed an aggregate of $170.0 million under its Term Loan. Also in September 2008, the Company swapped the floating interest rate on $130.0 million of the Term Loan balance to a fixed rate of 5.33%, effective October 1, 2008. In October 2008, the Company swapped the floating interest rate on the remaining $40.0 million of the Term Loan balance to a fixed rate of 5.15%. The Company may increase the outstanding amount of the Term Loan, subject to certain conditions and to the participation of additional lenders, on one additional occasion before the initial maturity date of March 20, 2010. The weighted average effective interest rate based on amounts borrowed was 5.25%. The weighted average interest rate on amounts outstanding at September 30, 2008 was 4.65%.

Interest under the Term Loan is payable monthly in arrears, and no principal payment is due until the end of the term. The Term Loan contains lender yield protection provisions. The Company may not prepay the loan during the first twelve months of the term, but may prepay all or a portion of the Term Loan beginning in the thirteenth month, subject to a prepayment fee. The Company and certain of its subsidiaries are guarantors of the obligations arising under the Term Loan.

The Term Loan contains customary affirmative and negative covenants, including compliance with certain financial covenants that are materially the same as those contained in the Company’s Credit Facility. As of September 30, 2008, the Company was in compliance with all of these convenants.

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

In July 2008, the Company repaid a $12.7 million mortgage loan on Crossroads Mall in Beckley, West Virginia, using $12.6 million from its Credit Facility and available working capital.

In July 2008, the Company entered into a $54.0 million interest only mortgage loan that is secured by Paxton Towne Centre in Harrisburg, Pennsylvania. The mortgage loan has an initial variable interest rate of 200 basis points over one-month LIBOR, with a term of three years and two one-year extension options. The variable interest rate was swapped to a fixed rate of 5.837% for the initial term of the loan. The proceeds of this mortgage loan were used to repay a portion of the amount outstanding under the Company’s Credit Facility and for general corporate purposes.

In September 2008, the Company entered into a $97.0 million mortgage loan that is secured by Patrick Henry Mall in Newport News, Virginia. The mortgage loan bears interest at a fixed annual rate of 6.34% and has a seven-year term.

In September 2008, the Company entered into a $60.0 million mortgage loan facility that is secured by Jacksonville Mall in Jacksonville, North Carolina. The Company initially borrowed $56.3 million. On one occasion prior to March 9, 2010, the Company may request an increase in the principal amount of the loan of up to $3.7 million, or a total outstanding principal amount of $60.0 million, subject to the satisfaction of a financial condition and the absence of any events of default. The loan bears interest at an annual rate equal to, at the election of the borrower, LIBOR (2.49% in effect at September 30, 2008) plus 210 basis points, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 50 basis points, plus a margin of 50 basis points. The loan has a five-year term that may be extended at the borrower’s election for up to two additional one-year periods, subject to the satisfaction of financial covenants, including a debt service coverage ratio and a leverage ratio, and the absence of any events of default. Interest only is payable until the maturity date. The variable interest rate was swapped to a fixed rate of 5.83% for the initial term of the loan.

In September 2008, the Company entered into a $68.0 million mortgage loan that is secured by Logan Valley Mall in Altoona, Pennsylvania. The loan bears interest at an annual rate equal to, at the election of the borrower, LIBOR (2.49% in effect at September 30, 2008) plus 210 basis points, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 50 basis points, plus a margin of 50 basis points. The loan has a five-year term that may be extended at the borrower’s election for up to two additional one-year periods, subject to the satisfaction of financial covenants, including a debt service coverage ratio and a leverage ratio, and the absence of any events of default. Interest only is payable until the maturity date. The variable interest rate was swapped to a fixed rate of 5.79% for the initial term of the loan.

In September 2008, the Company entered into a $65.0 million mortgage loan that is secured by Wyoming Valley Mall in Wilkes-Barre, Pennsylvania. The loan bears interest at an annual rate equal to, at the borrower’s election, LIBOR (2.49% in effect at September 30, 2008) plus 225 basis points, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 50 basis points, plus a margin of 50 basis points. The loan has a five-year term that may be extended at the borrower’s election for up to two additional one-year periods, subject to the satisfaction of financial covenants, including a debt service coverage ratio and a leverage ratio, and the absence of any events of default. Interest only is payable until the maturity date. The variable interest rate was swapped to a fixed rate of 5.85% for the initial term of the loan.

6.	COMPREHENSIVE (LOSS) INCOME

The following table sets forth the computation of comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2008	2007	2008	2007
Net (loss) income	$(7,631)	$1,499	$(12,657)	$14,458
Unrealized (loss) gain on derivatives	(5,707)	(12,635)	(7,718)	2,287
Other comprehensive income (loss)	38	9	(147)	27

Total comprehensive (loss) income	$(13,300)	$(11,127)	$(20,522)	$16,772

7.	CASH FLOW INFORMATION

Cash paid for interest was $84.8 million (net of capitalized interest of $11.6 million) and $74.8 million (net of capitalized interest of $11.9 million) for the nine months ended September 30, 2008 and 2007, respectively. In connection with the acquisition of partnership interests in Bala Cynwyd Associates in the first quarter of 2008, the Company consolidated an $8.0 million mortgage loan. In June 2007, the Company issued 1,580,211 common shares of beneficial interest in exchange for a like number of OP Units in a transaction with an entity that is an affiliate of Mark Pasquerilla, a trustee of the Company.

8.	RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have direct or indirect ownership interests. Total revenue earned by PRI for such services was $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2008, and 2007, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended September 30, 2008 and 2007 and $1.2 million for each of the nine months ended September 30, 2008 and 2007.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid approximately $80,000 and $23,000 in the three months ended September 30, 2008 and 2007, respectively, and approximately $174,000 and $50,000 in the nine months ended September 30, 2008 and 2007, respectively, for flight time used by employees on Company-related business.

9.	COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2008, the remainder to be paid against such contractual and other commitments was $70.8 million, which is expected to be financed through the Credit Facility or through various other capital sources.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Forward Starting Interest Rate Swaps

During the nine months ended September 30, 2008, the Company cash settled all of its forward-starting interest rate swaps with an aggregate notional amount of $400.0 million. The Company paid an aggregate of $16.5 million in cash to settle these swaps. The swaps were settled in anticipation of the Company’s issuance of long term debt. Accumulated other comprehensive loss as of September 30, 2008 includes a net loss of $14.9 million relating to forward-starting swaps that the Company has cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

During the second quarter of 2008, the Company revised its estimates regarding the expected terms of its anticipated issuances of long term debt. This change in estimates resulted in hedge ineffectiveness for a portion of the forward starting swaps that were outstanding on the date that the estimates changed. The Company recorded a gain due to hedge ineffectiveness of $46,000 for the three months ended September 30, 2008. The Company recorded a net loss of $358,000 due to hedge ineffectiveness for the nine months ended September 30, 2008. Also, for several of these swaps, the result of this change in estimates was that the swaps were no longer designated as cash flow hedges pursuant to SFAS No. 133 since they no longer met the SFAS No. 133 requirements for hedge accounting. The Company recorded a net gain of $2.4 million in the second quarter of 2008 in connection with these swaps. The net gain represents the change in the fair market value of the swaps from the date of de-designation to the date when the swaps were either settled or redesignated. The swap net gain and the net hedge ineffectiveness gain/ loss are recorded in interest expense in the accompanying statements of income.

Interest Rate Swaps:

As of September 30, 2008, the Company had entered into nine interest rate swap agreements that have a blended rate of 3.46% on a notional amount of $438.2 million maturing on various dates through September 2013.

The Company entered into these interest rate swap agreements in order to hedge the interest payments associated with the Company’s 2008 issuances of floating rate long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on September 30, 2008 and considered these swaps to be highly effective cash flow hedges under SFAS No. 133.

The Company’s interest rate swaps will be settled in cash.

As of September 30, 2008, the aggregate estimated unrealized net gain attributed to these interest rate swaps was $1.5 million. The carrying amount of the derivative assets is reflected in deferred costs and other assets, the associated liabilities are reflected in accrued expenses and other liabilities and the net unrealized gain is reflected in accumulated other comprehensive loss, respectively, in the accompanying balance sheets.

The following table summarizes the terms and fair values of the Company’s interest rate swap derivative instruments at September 30, 2008. The notional amounts at September 30, 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at September 30, 2008(1)	Interest Rate	Maturity Date
Interest Rate Swaps
$20.0 million	$ (0.1) million	3.41%	June 1, 2010
$45.0 million	(0.6) million	4.02%	June 19, 2011
$54.0 million	(0.5) million	3.84%	July 25, 2011
$25.0 million	0.1 million	2.86%	March 20, 2010
$75.0 million	0.4 million	2.83%	March 20, 2010
$30.0 million	0.2 million	2.79%	March 20, 2010
$65.0 million	0.9 million	3.60%	September 9, 2013
$68.0 million	0.7 million	3.69%	September 9, 2013
$56.3 million	0.4 million	3.73%	September 9, 2013

	$1.5 million

(1)

As of September 30, 2008, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2008, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

11.	SHARE REPURCHASE PROGRAM

In December 2007, the Company’s Board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s common shares. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in privately negotiated or other transactions. The program will be in effect from January 1, 2008 until December 31, 2009, subject to the Company’s authority to terminate the program earlier. Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company accounts for the purchase price of the shares repurchased as a reduction of shareholder’s equity and allocates the purchase price between retained earnings, shares of beneficial interest and capital contributed in excess of par as required. The Company did not repurchase any shares in the nine months ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 56 properties. Our operating portfolio contains 52 retail properties in 13 states and includes 38 shopping malls and 14 strip and power centers. The retail properties have a total of approximately 34.4 million square feet. The retail properties we consolidate for financial reporting purposes have a total of approximately 29.9 million square feet, of which we own approximately 23.5 million square feet. The retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of September 30, 2008, held a 94.6% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 52 retail properties and one of the four ground-up development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40%-50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Our net loss allocable to common shareholders was $7.6 million for the three months ended September 30, 2008, compared to net income available to common shareholders of $13.7 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, net loss allocable to common shareholders was affected by increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and increased property operating expenses compared to the three months ended September 30, 2007. For the three months ended September 30, 2007, net income available to common shareholders was increased by $13.3 million on the redemption of our then-outstanding preferred shares and a $0.2 million gain on the sale of a non-operating real estate parcel, and was reduced by $1.1 million of dividends on our then-outstanding preferred shares.

Our net loss allocable to common shareholders was $12.7 million for the nine months ended September 30, 2008, compared to net income available to common shareholders of $19.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net loss allocable to common shareholders was affected by increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance, increased property operating expenses and increased abandoned project costs compared to the nine months ended September 30, 2007, offset by $2.0 million of net gains on forward starting swap activities For the nine months ended September 30, 2007 net income available to common shareholders was increased by $13.3 million on the redemption of our then-outstanding preferred shares, a $6.7 million gain on the sale of Schuylkill Mall, a $1.7 million gain on the sale of a non-operating real estate parcel, a $0.6 million gain on the sale of an operating retail parcel, $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall in Harrisburg, Pennsylvania, and was reduced by $7.9 million of dividends on our then-outstanding preferred shares.

ACQUISITIONS, DISPOSITIONS, REDEVELOPMENT, AND DEVELOPMENT ACTIVITIES

We record our acquisitions based on estimates of fair value, as determined by management, based on information available and on assumptions about future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve month periods following the closings of the respective acquisitions.

We are actively involved in evaluating additional acquisition opportunities. Our evaluation includes an analysis of whether the properties meet the investment criteria we apply, given economic, market and other circumstances.

Acquisitions

In February 2008, we acquired a 49.9% ownership interest in Bala Cynwyd Associates L.P., which owns One Cherry Hill Plaza, an office building located within the boundaries of Cherry Hill Mall, New Jersey. See “Related Party Transactions” for further information about this transaction.

In July 2008, we acquired a parcel in Lancaster, Pennsylvania for $8.0 million plus customary closing costs.

Dispositions

In August 2008, we sold a parcel adjacent to New River Valley Mall in Christiansburg, Virginia to the Virginia Department of Transportation for $0.1 million. We recorded a gain of $49,000 from this transaction.

Development and Redevelopment

We are engaged in the redevelopment of 10 of our consolidated properties. We might undertake redevelopment projects at additional properties in the future. These projects may include the introduction of residential, office or other uses to our properties. As of September 30, 2008, we had incurred $389.0 million of costs related to our redevelopment properties. The costs identified to date to complete these projects are expected to be $193.2 million in the aggregate.

The following table sets forth the amount of our estimated total investment and the amounts invested as of September 30, 2008 in each redevelopment project:

Redevelopment Project	Estimated Project Cost	Invested as of September 30, 2008
Cherry Hill Mall	$211.0 million	$134.2 million
Plymouth Meeting Mall	96.6 million	73.2 million
Voorhees Town Center	79.3 million	50.5 million
The Gallery at Market East	80.6 million	43.4 million
Willow Grove Park	40.2 million	36.4 million
North Hanover Mall	35.1 million	24.0 million
Moorestown Mall	14.5 million	10.1 million
Wiregrass Commons Mall	12.1 million	8.6 million
Jacksonville Mall	7.7 million	6.4 million
Gadsden Mall	5.1 million	2.2 million

$389.0 million

We are engaged in the ground-up development of four retail and other mixed use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We also own and manage two properties that are now operating while some remaining development takes place. As of September 30, 2008, we had incurred $171.4 million of costs related to these ground-up projects. The costs identified to date to complete these ground-up projects are expected to be $51.5 million in the aggregate, excluding the Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects, because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be restricted by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement or flexibility in such projects.

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

The following table sets forth the amount of our estimated total investment and the amounts invested as of September 30, 2008 in each ground-up development project:

Development Project	Estimated Project Cost	Invested as of September 30, 2008	Actual/Expected Initial Occupancy Date
Operating Properties with Development Activity:
Monroe Marketplace	$73.9 million	$51.6 million	2008
Sunrise Plaza	39.9 million	37.4 million	2007
Development Properties:
Pitney Road Plaza	20.3 million	9.1 million	2009
White Clay Point	56.5 million	41.0 million	2010
Springhills	To be determined	30.7 million	To be determined
Pavilion at Market East(1)	To be determined	1.6 million	To be determined

		$171.4 million

(1)	The property is unconsolidated. The amount shown represents our share.

In connection with the ground-up development and redevelopment projects listed above and other projects ongoing at our other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination amounts and contracts with general contractors and other professional service providers. As of September 30, 2008, the remainder to be paid against such contractual and other commitments was $70.8 million, which is expected to be financed through our Credit Facility or through various other capital sources. The development and redevelopment projects listed in this report on which these commitments have been made have total expected remaining costs of $244.7 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in Note 4 to the unaudited consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for 11 properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services were $0.3 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and were $0.8 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended September 30, 2008 and 2007 and $1.2 million for each of the nine months ended September 30, 2008 and 2007.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $80,000 and $23,000 in the three months ended September 30, 2008 and 2007 and $174,000 and $50,000 in the nine months ended September 30, 2008 and 2007, respectively, for flight time used by employees on Company-related business.

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

RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Overview

Our results for the three and nine months ended September 30, 2008 and 2007 were significantly affected by challenging conditions in the economy and by ongoing redevelopment initiatives that were in various stages at several of our consolidated mall properties and, to a lesser extent, by new properties which we acquired or developed and are now operating. While we might undertake a redevelopment project to maximize the long-term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, can be negatively affected by the project. For the three months ended September 30, 2008, net loss allocable to common shareholders was affected by increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and increased property operating expenses compared to the three months ended September 30, 2007. For the three months ended September 30, 2007, net income available to common shareholders was increased by $13.3 million on the redemption of our then-outstanding preferred shares, a $1.7 million gain on the sale of a non-operating parcel, a $0.6 million gain on the sale of an operating retail parcel, and was reduced by $1.1 million of dividends on our then-outstanding preferred shares. For the nine months ended September 30, 2008, net loss allocable to common shareholders was affected by increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense, increased property operating expenses and increased abandoned project costs compared to the nine months ended September 30, 2007, offset by $2.0 million of net gains on forward starting swap activities, For the nine months ended September 30, 2007, net income available to common shareholders was increased by $13.3 million on the redemption of our then-outstanding preferred shares, a $6.7 million gain on the sale of Schuylkill Mall in Frackville, Pennsylvania, a $0.6 million gain on the sale of an operating retail parcel, $0.8 million of condemnation proceeds associated with highway improvements at Capital City Mall in Harrisburg, Pennsylvania, and was reduced by $7.9 million of dividends on our then-outstanding preferred shares.

The table below sets forth certain occupancy statistics as of September 30, 2008 and 2007:

	Occupancy as of September 30,
	Wholly Owned		Partnership
	2008	2007	2008	2007
Enclosed malls weighted average:
Total excluding anchors	86.0%	87.0%	92.4%	93.4%
Total including anchors	88.5%	89.8%	94.0%	95.0%
Retail portfolio weighted average:
Total excluding anchors	87.0%	87.7%	92.9%	93.7%
Total including anchors	89.3%	90.3%	95.0%	95.6%
Strip and power centers weighted average	98.8%	98.1%	95.5%	95.9%

The following information sets forth our results of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		% Change 2007 to 2008
(in thousands of dollars)	2008	2007
Real estate revenue	$113,685	$110,797	3%
Property operating expenses	(47,744)	(44,391)	8%
Management company revenue	1,181	854	38%
Interest and other income	240	535	(55)%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(10,675)	(9,997)	7%
Interest expense, net	(28,450)	(24,866)	14%
Depreciation and amortization	(38,435)	(32,743)	17%
Equity in income of partnerships	2,169	1,148	89%
Gains on sales of non-operating real estate	49	247	(80)%
Minority interest	349	(103)	NM

(Loss) income from continuing operations	(7,631)	1,481	NM
Income from discontinued operations	—	18	N/A

Net (loss) income	$(7,631)	$1,499	NM

	Nine Months Ended September 30,		% Change 2007 to 2008
(in thousands of dollars)	2008	2007
Real estate revenue	$340,463	$331,988	3%
Property operating expenses	(137,156)	(131,126)	5%
Management company revenue	2,992	1,827	64%
Interest and other income	622	2,323	(73)%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(33,592)	(31,834)	6%
Interest expense, net	(80,817)	(72,338)	12%
Depreciation and amortization	(111,455)	(96,970)	15%
Equity in income of partnerships	5,738	3,272	75%
Gains on sales of interests in real estate	—	579	N/A
Gains on sales of non-operating real estate	49	1,731	(97)%
Minority interest	499	(884)	NM

(Loss) income from continuing operations	(12,657)	8,568	NM
Income from discontinued operations	—	5,890	N/A

Net (loss) income	$(12,657)	$14,458	NM

The amounts reflected as (loss) income from continuing operations in the table above reflect our consolidated properties, with the exception of properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $2.9 million, or 3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, including an increase of $1.1 million from properties that were under development during 2007 that are now placed in service, and an increase of $0.4 million from One Cherry Hill Plaza (acquired in February 2008). Real estate revenue from properties that were owned by us prior to July 1, 2007 increased by $1.4 million, primarily due to increases of $1.9 million in expense reimbursements and $0.3 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, partially offset by decreases of $0.4 million in lease termination revenue, $0.2 million in percentage rent and $0.2 million in other revenue.

Expense reimbursements increased by $1.9 million, or 6%, primarily due to increases in common area maintenance expense and utility expense as discussed below under Property Operating Expenses. Base rent increased primarily due to an increase in rental rates and increased occupancy at current redevelopment projects, including a $0.2 million increase at Cherry Hill Mall and a $0.2 million increase at Plymouth Meeting Mall. Additionally, base rent increased by $0.4 million at Voorhees Town Center as ground rent commenced in connection with the residential portion of the redevelopment and a tenant took occupancy of a newly constructed 48,710 square foot office building. Partially offsetting the increases, base rent decreased by $0.2 million at Wiregrass Commons as occupancy decreased in connection with the current redevelopment there. Also, base rent decreased by $0.2 million at Woodland Mall due to an above market lease adjustment resulting from the early departure of one tenant. Lease termination revenue decreased by $0.4 million primarily due to amounts received from one tenant in the three months ended September 30, 2007. Percentage rent decreased by $0.2 million primarily due to a decrease in tenant sales compared to the three months ended September 30, 2007. Percentage rent also decreased in connection with a trend among certain tenants toward slightly higher minimum rent and higher thresholds at which percentage rent begins. Other revenue decreased by $0.2 million, primarily due to a $0.2 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding $0.2 million decrease in marketing expense. Marketing revenue is generally recognized in tandem with marketing expense.

Real estate revenue increased by $8.5 million, or 3%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, including an increase of $3.0 million from properties that were under development during 2007 that are now placed in service and an increase of $1.2 million from One Cherry Hill Plaza (acquired in February 2008). Real estate revenue from properties that were owned by us prior to January 1, 2007 increased by $4.3 million, primarily due to increases of $2.9 million in base rent, $2.0 million in expense reimbursements and $1.2 million in lease termination revenue, partially offset by decreases of $1.4 million in percentage rent and $0.4 million in other revenue.

Base rent increased primarily due to an increase in rental rates and increased occupancy at recently completed and current redevelopment projects, including a $0.9 million increase at redevelopment projects completed in 2007 and a combined $2.5 million increase at five of our current redevelopment projects: Cherry Hill Mall ($0.9 million), Plymouth Meeting Mall ($0.6 million), Voorhees Town Center ($0.4 million), North Hanover Mall ($0.4 million) and Willow Grove Park ($0.2 million). Partially offsetting the increases, base rent decreased at Orlando Fashion Square by $0.5 million, including a $0.2 million above market lease adjustment resulting from the early departure of one tenant. Expense reimbursements increased by $2.0 million, primarily due to increases in common area maintenance expense and real estate tax expense, as discussed below under Property Operating Expenses. Lease termination revenue increased by $1.2 million, primarily due to amounts received from one tenant in the nine months ended September 30, 2008. Percentage rent decreased by $1.4 million primarily due to a decrease in tenant sales compared to the nine months ended September 30, 2007. Percentage rent also decreased in connection with a trend among certain tenants toward slightly higher minimum rent and higher thresholds at which percentage rent begins. Other revenue decreased by $0.4 million, primarily due to a $0.3 million decrease in convenience center income. We ended our sales of convenience center items, such as candy and soft drinks, during 2008 at five of our malls. The decrease in convenience center income was offset by a corresponding $0.3 million decrease in convenience center expense.

Real estate revenue for the three and nine months ended September 30, 2008 were affected, in part, by unfavorable economic conditions, which have appeared to deteriorate in recent months. It is unclear how long these unfavorable conditions will continue. Trade groups expect retail sales growth for the 2008 holiday shopping season to be lower than the past few years. These economic conditions also present significant challenges for retailers. A number of retailers have delayed or cancelled new store openings, closed existing stores and, in some cases, filed for bankruptcy protection. Such store closings and bankruptcy filings by tenants at our properties affect the occupancy at our malls and the rent and expense reimbursements that we receive. Further, the lower sales expected for the 2008 holiday season might reduce the amount of percentage rent that we receive, if sales exceed the applicable thresholds by a lower amount or not at all.

Property Operating Expenses

Property operating expenses increased by $3.3 million, or 8%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Property operating expenses from properties that were owned by us prior to July 1, 2007 increased by $2.9 million, primarily due to a $1.5 million increase in common area maintenance expense, a $1.3 million increase in other property operating expenses and a $0.1 million increase in utility expense. Property operating expenses also included an increase of $0.2 million from properties that were under development during 2007 that are now placed in service and an increase of $0.2 million from One Cherry Hill Plaza (acquired in February 2008).

Common area maintenance expenses increased by $1.5 million in the three months ended September 30, 2008 primarily due to increases of $0.5 million in repairs and maintenance expense, $0.3 million in security expense, $0.3 million in common area utility expense, $0.2 million in on-site management office expense and $0.1 million in insurance expense. Other property operating expenses increased by $1.3 million due to an increase of $1.3 million in bad debt expense, including an increase of $0.5 million associated with the August 2008 Boscov’s, Inc. Chapter 11 bankruptcy filing. Boscov’s is a tenant at eight of our malls and has agreements to open stores at Willow Grove Park and North Hanover Mall. While Boscov’s has not announced that it intends to close stores at any of our malls, if circumstances change and stores are closed or are not opened, such events could adversely affect our results of operations. Bad debt expense was also affected by an increase in accounts receivable delinquencies, as some of our tenants have seen a reduction in sales due to adverse economic conditions, and have delayed payment of rent to us.

Property operating expenses increased by $6.0 million, or 5%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Property operating expenses from properties that were owned by us prior to January 1, 2007 increased by $5.0 million, primarily due to a $2.0 million increase in common area maintenance expense, $1.9 million increase in other property operating expenses, $0.9 million increase in real estate tax expense and a $0.2 million increase in utility expense. Property operating expenses also included an increase of $0.4 million from properties that were under development during 2007 that are now placed in service and an increase of $0.6 million from One Cherry Hill Plaza (acquired in February 2008).

Common area maintenance expenses increased by $2.0 million, or 3%, in the nine months ended September 30, 2008 primarily due to increases of $1.2 million in repairs and maintenance expense, $0.7 million in security expense, $0.5 million in common area utility expense, $0.4 million in on-site management office expense and $0.2 million in insurance expense, partially offset by a $1.2 million decrease in snow removal expense. Other property operating expenses increased by $1.9 million, including an increase of $1.9 million in bad debt expense. The increase in bad debt expense was affected by a $0.9 million increase associated with seven tenant bankruptcy filings, including $0.5 million associated with Boscov’s. Real estate tax expense increased by $0.9 million primarily due to increased tax rates in the jurisdictions where properties are located. Utility expense increased by $0.2 million primarily due to increased electric rates at one of our New Jersey properties.

The proportion of property operating expenses recovered from tenants during the nine months ended September 30, 2008 was lower than the level of recovery in prior years, primarily because of a trend toward gross leases and percentage of sales leases. While not representing a majority, there has nevertheless been an increase in the number of tenants that are not required to pay their proportionate share of common area maintenance costs. We have entered into some gross leases and percentage of sales leases in relation to or with tenants affected by redevelopment projects, and we believe that the proportion of property operating expenses recovered is likely to improve as the redevelopment projects are completed and tenants at such properties enter into longer term leases.

General and Administrative Expenses, Abandoned Project Costs, Income Taxes and Other Expenses

General and administrative expenses, abandoned project costs, income taxes and other expenses increased by $0.7 million, or 7%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase was due to a $0.3 million increase in taxes and a $0.3 million increase in payroll. Abandoned project costs, income taxes and other expenses in the aggregate increased by $0.1 million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

General and administrative expenses, abandoned project costs, income taxes and other expenses increased by $1.8 million, or 6%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was due to a $1.3 million increase in abandoned project costs, a $0.3 million increase in payroll expenses, a $0.3 million increase in travel related expenses and a $0.2 million increase in other miscellaneous expenses, offset by a $0.3 million decrease in income taxes and other expenses.

Interest Expense

Interest expense increased $3.6 million, or 14%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase was attributable to a $3.5 million increase related to new mortgage financings in 2008, a $1.3 million increase in Credit Facility interest (due to larger amounts outstanding in the three months ended September 30, 2008 compared to September 30, 2007), and a $0.5 million increase related to the Term Loan financing completed in September 2008. These increases were partially offset by a decrease in mortgage interest of $1.7 million related to the REMIC mortgage repaid in September 2008, a decrease in capitalized interest of $0.3 million (due to lower rates) and a $0.3 million decrease in interest paid on mortgage loans outstanding during the three months ended September 30, 2008 due to principal amortization.

Interest expense increased $8.5 million, or 12%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was attributable to a $4.6 million increase related to the exchangeable senior notes issued in May 2007, a $5.0 million increase related to other new mortgage financings in 2008, a $2.8 million increase related to the refinancing of The Mall at Prince Georges in 2007, and a $0.5 million increase related to the Term Loan financing completed in September 2008. These increases were partially offset by a net gain of $2.0 million on forward starting swap activities, a decrease in mortgage interest of $1.7 million related to the REMIC repaid in September 2008 and a $0.7 million decrease in interest paid on mortgage loans outstanding during the nine months ended September 30, 2008 due to principal amortization.

Depreciation and Amortization

Depreciation and amortization expense increased by $5.7 million, or 17%, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Depreciation and amortization increased $4.8 million at properties that were owned and operated by us prior to July 1, 2007 primarily due to a higher asset base resulting from capital improvements at our properties, particularly at current and recently completed redevelopment properties. Depreciation and amortization increased $0.5 million from properties under development during 2007 that are now placed in service and $0.4 million from One Cherry Hill Plaza, which was acquired in February 2008.

Depreciation and amortization expense increased by $14.5 million, or 15%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Depreciation and amortization increased by $12.0 million at properties that were owned and operated by us prior to July 1, 2007 primarily due to a higher asset base resulting from capital improvements at our properties, particularly at current and recently completed redevelopment properties. Depreciation and amortization increased $1.5 million from properties under development during 2007 that are now placed in service and $1.0 million from One Cherry Hill Plaza. Also contributing to the increase was $0.5 million of in-place lease amortization expense resulting from the early closure of three department stores.

Discontinued Operations

We have presented the operating results of Schuylkill Mall, which was sold in March 2007, as discontinued operations.

Property operating results, gain on sale of discontinued operations and related minority interest for Schuylkill Mall for the periods presented were as follows (there was no activity in the three and nine months ended September 30, 2008):

(in thousands of dollars)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Property operating results of Schuylkill Mall	$19	$(118)
Gain on sale of Schuylkill Mall	—	6,699
Minority interest	(1)	(691)

Income from discontinued operations	$18	$5,890

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

The following table presents net operating income results for the three and nine months ended September 30, 2008 and 2007. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our non-controlling partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$121,454	$(50,227)	$71,227	$119,234	$(46,979)	$72,255
Non Same Store	1,756	(552)	1,204	73	(13)	60

Total	$123,210	(50,779)	$72,431	$119,307	$(46,992)	$72,315

	% Change 2008 vs. 2007
	Same Store	Total
Real estate revenue	1.9%	3.3%
Property operating expenses	6.9%	8.1%
Net operating income	(1.4)%	0.2%

Total net operating income increased by $0.1 million in the three months ended September 30, 2008 compared to three months ended September 30, 2007. Same Store net operating income decreased by $1.0 million in three months ended September 30, 2008 compared to three months ended September 30, 2007. Non Same Store net operating income increased by $1.1 million. See “Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” for further discussion of these variances.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$363,574	$(144,234)	$219,340	$357,101	$(138,756)	$218,345
Non Same Store	4,941	(1,581)	3,360	1,240	(883)	357

Total	$368,515	$(145,815)	$222,700	$358,341	$(139,639)	$218,702

	% Change 2008 vs. 2007
	Same Store	Total
Real estate revenue	1.8%	2.8%
Property operating expenses	3.9%	4.4%
Net operating income	0.5%	1.8%

Total net operating income increased by $4.0 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Same Store net operating income increased by $1.0 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Non Same Store net operating income increased by $3.0 million. See “Results of Operations—Real Estate Revenue” and “—Property Operating Expenses” for further discussion of these variances.

The following information is provided to reconcile net income to net operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2008	2007	2008	2007
Net (loss) income	$(7,631)	$1,499	$(12,657)	$14,458
Adjustments:
Depreciation and amortization
Wholly owned and consolidated partnerships	38,435	32,743	111,455	96,970
Unconsolidated partnerships	1,970	1,714	5,987	5,127
Discontinued operations	—	—	—	215
Interest expense, net
Wholly owned and consolidated partnerships	28,450	24,866	80,817	72,338
Unconsolidated partnerships	2,351	3,028	7,668	9,208
Discontinued operations	—	—	—	136
Minority interest	(349)	104	(499)	1,575
General and administrative expenses, abandoned project costs, income taxes and other expenses	10,675	9,997	33,592	31,834
Gain on sale of discontinued operations	—	—	—	(6,699)
Gains on sales of interests in real estate	—	—	—	(579)
Gains on sales of non-operating real estate	(49)	(247)	(49)	(1,731)
Management company revenue	(1,181)	(854)	(2,992)	(1,827)
Interest and other income	(240)	(535)	(622)	(2,323)

Property net operating income	$72,431	$72,315	$222,700	$218,702

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

Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our Company’s performance to that of our industry peers. Similarly, FFO per diluted share and OP Unit is a useful measure because it reflects the dilutive impact of outstanding convertible securities. In addition, we use FFO and FFO per diluted share and OP Unit as one of the performance measures for determining bonus amounts earned under certain of our performance-based executive compensation programs. We compute Funds From Operations in accordance with standards established by NAREIT, less dividends on preferred shares (for periods during which we had preferred shares outstanding), which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

FFO was $31.8 million for the three months ended September 30, 2008, a decrease of $16.0 million, or 33%, compared to $47.7 million for the three months ended September 30, 2007, which included the $13.3 million effect of the July 2007 redemption of our then-outstanding preferred shares. FFO per diluted share decreased $0.39 per diluted share to $0.77 per diluted share for the three months ended September 30, 2008, compared to $1.16 per diluted share for the three months ended September 30, 2007.

FFO was $102.3 million for the nine months ended September 30, 2008, a decrease of $12.5 million, or 11%, compared to $114.8 million for the nine months ended September 30, 2007, which included the $13.3 million effect of the July 2007 redemption of our then-outstanding preferred shares. FFO per diluted share decreased $0.30 per diluted share to $2.49 per diluted share for the nine months ended September 30, 2008, compared to $2.79 per diluted share for the nine months ended September 30, 2007.

The three and nine months ended September 30, 2007 reflect $0.33 and $0.32 per share, respectively, from the redemption of all of the Company’s then-outstanding preferred shares in July 2007.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	Three Months Ended September 30, 2008	Per share (including OP Units)	Three Months Ended September 30, 2007	Per share (including OP Units)
Net (loss) income	$(7,631)	$(0.19)	$1,499	$0.04
Adjustments:
Minority interest	(349)	(0.01)	104	—
Dividends on preferred shares	—	—	(1,134)	(0.03)
Redemption of preferred shares			13,347	0.33
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	37,766	0.92	32,178	0.78
Unconsolidated partnerships (1)	1,970	0.05	1,714	0.04

Funds from operations (2)	$31,756	$0.77	$47,708	$1.16

Weighted average number of shares outstanding	38,840		38,181
Weighted average effect of full conversion of OP Units	2,238		2,694
Effect of common share equivalents	12		295

Total weighted average shares outstanding, including OP Units	41,090		41,170

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.

(2)	Includes the non-cash effect of straight-line rent of $0.6 million for each of the three months ended September 30, 2008 and 2007, respectively.

(in thousands of dollars)	Nine Months Ended September 30, 2008	Per share (including OP Units)	Nine Months Ended September 30, 2007	Per share (including OP Units)
Net (loss) income	$(12,657)	$(0.31)	$14,458	$0.35
Adjustments
Minority interest	(499)	(0.01)	1,575	$0.04
Dividends on preferred shares	—	—	(7,941)	(0.19)
Redemption of preferred shares			13,347	0.32
Gains on sales of interests in real estate	—	—	(579)	(0.01)
Gain on sale of discontinued operations	—	—	(6,699)	(0.16)
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	109,484	2.67	95,275	2.31
Unconsolidated partnerships (1)	5,987	0.14	5,127	0.12
Discontinued operations (1)	—	—	215	0.01

Funds from operations (2)	$102,315	$2.49	$114,778	$2.79

Weighted average number of shares outstanding	38,781		37,219
Weighted average effect of full conversion of OP Units	2,239		3,610
Effect of common share equivalents	18		363

Total weighted average shares outstanding, including OP Units	41,038		41,192

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.

(2)	Includes the non-cash effect of straight-line rent of $2.3 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission and in Part II of this Quarterly Report on Form 10-Q. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the nine months ended September 30, 2008 were $71.0 million. The following are some of the factors that could affect our cash flows and require the funding of future distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

inability to achieve targets for, or decreases in, property occupancy and rental rates, or higher costs or delays in completion of our development and redevelopment projects, resulting in lower real estate revenue and operating income;

•

deterioration in our tenants’ business operations and financial stability, including tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

•	increases in interest rates resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.

We expect to meet certain of our current obligations to fund existing development and redevelopment projects and certain long-term capital requirements, including future development and redevelopment projects, property and portfolio acquisitions, expenses associated with acquisitions, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through a variety of capital sources, including secured or unsecured indebtedness. Consistent with our stated capital strategy, we might seek to place long-term debt on certain of our unencumbered or stabilized properties. We also expect to raise capital through selective sales of assets and the issuance of additional equity securities, when warranted. Furthermore, we might seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs.

We expect that our significant expenditures related to the redevelopment and development projects listed in this report will continue over the next several quarters. For the remainder of 2008, we expect to spend an additional $79.0 million on the development and redevelopment projects listed in this report. We expect that our construction in progress balance will peak in the first half of 2009. Construction in progress represents the aggregate expenditures on projects less amounts placed in service. Generally, assets are placed in service upon substantial completion or when tenants begin occupancy and rent payments commence. Following the repayment of the REMIC in September 2008, our portfolio includes several additional unencumbered properties. As discussed below in more detail, in September 2008 we obtained an unsecured Term Loan, and to date we have borrowed $170.0 million under that Term Loan. We anticipate obtaining secured loans on a limited number of properties to fund a portion of the amounts needed for the development and redevelopment projects listed in this report. In general, when the credit markets are tight, as they are now, we encounter resistance from lenders when we seek financing or refinancing for properties. If we are unable to arrange some or all of the anticipated loans, we might have to seek alternative capital sources or defer certain expenditures related to our development or redevelopment projects, which could adversely affect our results of operations.

In December 2003, we announced that the SEC had declared effective a $500.0 million universal shelf registration statement. Under rules adopted by the SEC in 2005, this registration statement will expire in December 2008. The Company expects to replace its current universal shelf registration statements with a new universal shelf registration statement. Currently, we may use our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all.

Financing Activity

In September 2008, we entered into a senior unsecured Term Loan Agreement with Wells Fargo Bank, National Association, as agent, sole bookrunner and lead arranger. We borrowed $170.0 million in aggregate under the Term Loan Agreement. Also in September, we borrowed an aggregate of $286.3 million through four separate loan transactions, each of which is secured by a mortgage on an operating retail property we own. We used the proceeds from a borrowing under the Term Loan Agreement, these four mortgage loans and a borrowing under our Credit Facility to repay our $400.9 million, 15 property real estate mortgage investment conduit, or REMIC, in full. In connection with this repayment, the 15 malls were released from the liens under the REMIC, and, as described below, four of these malls were used to secure new mortgage financings. We assumed the REMIC in connection with our 2003 merger with Crown American Realty Trust.

Credit Facility

The amounts borrowed under our $500.0 million Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on our leverage. In determining our leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements. In October 2008, we exercised an option to extend the term of the Credit Facility to March 2010.

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

As of September 30, 2008, $380.0 million was outstanding under the Credit Facility. In addition, we pledged $11.0 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to us was $109.0 million. The weighted average effective interest rate based on amounts borrowed was 4.29% and 4.59% for the three and nine months ended September 30, 2008, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at September 30, 2008 was 3.92%.

We must repay the entire principal amount outstanding under the Credit Facility at the end of its term. We may prepay any revolving loan at any time without premium or penalty. Accrued and unpaid interest on the outstanding principal amount under the Credit Facility is payable monthly, and any unpaid amount is payable at the end of the term. The Credit Facility has a facility fee of 0.15% to 0.25% per annum of the total commitments, depending on our leverage and without regard to usage. The Credit Facility contains lender yield protection provisions related to LIBOR loans. We and certain of our subsidiaries are guarantors of the obligations arising under the Credit Facility.

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type. As of September 30, 2008, we were in compliance with all of these covenants.

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

Senior Unsecured Term Loan

In September 2008, we borrowed an aggregate of $170.0 million under our senior unsecured Term Loan Agreement. Also in September 2008, we swapped the floating interest rate on $130.0 million of the Term Loan balance to a fixed rate of 5.33%, effective October 1, 2008. In October 2008, we swapped the floating interest rate on the remaining $40.0 million of the term loan balance to a fixed rate of 5.15%. We may increase the outstanding amount of the term loan, subject to certain conditions and to the participation of additional lenders, on one additional occasion before the initial maturity date of March 20, 2010. The weighted average effective interest rate based on amounts borrowed was 5.25%. The weighted average interest rate on amounts outstanding at September 30, 2008 was 4.65%.

Interest under the Term Loan Agreement is payable monthly in arrears, and no principal payment is due until the end of the term. The Term Loan Agreement contains lender yield protection provisions. We may not prepay the loan during the first twelve months of the term, but may prepay all or a portion of the term loan beginning in the thirteenth month, subject to a prepayment fee. We and certain of our subsidiaries are guarantors of the obligations arising under the term loan.

The Term Loan Agreement contains customary representations and affirmative and negative covenants, including compliance with certain financial covenants that are materially the same as those contained in our Credit Facility. As of September 30, 2008, we were in compliance with all of these covenants.

Mortgage Activity

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

In July 2008, we repaid a $12.7 mortgage loan on Crossroads Mall in Beckley, West Virginia, using $12.6 million from our Credit Facility and available working capital.

In July 2008, we entered into a $54.0 million interest only mortgage loan that is secured by Paxton Towne Centre in Harrisburg, Pennsylvania. The mortgage loan has a variable interest rate of 200 basis points over one-month LIBOR, with a term of three years and two one-year extension options. The variable interest rate was swapped to a fixed rate of 5.837% for the initial term of the loan. The proceeds of this mortgage loan were used to repay a portion of the amount outstanding under our Credit Facility and for general corporate purposes.

In September 2008, we entered into a $97.0 mortgage loan that is secured by Patrick Henry Mall in Newport News, Virginia. The mortgage loan bears interest at an annual rate of 6.34% and has a seven-year term.

In September 2008, we entered into a $60.0 mortgage loan facility that is secured by Jacksonville Mall in Jacksonville, North Carolina. We initially borrowed $56.3 million. On one occasion prior to March 9, 2010, we may request an increase in the principal amount of the loan of up to $3.7 million, or a total outstanding principal amount of $60.0 million, subject to the satisfaction of a financial condition and the absence of any events of default. The loan bears interest at an annual rate equal to, at our election, LIBOR (2.49% in effect at September 30, 2008) plus 210 basis points, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 50 basis points, plus a margin of 50 basis points. The loan has a five-year term that may be extended at our election for up to two additional one-year periods, subject to the satisfaction of financial covenants, including a debt service coverage ratio and a leverage ratio, and the absence of any events of default. Interest only is payable until the maturity date. The variable interest rate was swapped to a fixed rate of 5.83% for the initial term of the loan.

In September 2008, we entered into a $68.0 million mortgage loan that is secured by Logan Valley Mall in Altoona, Pennsylvania. The loan bears interest at an annual rate equal to, at our election, LIBOR (2.49% in effect at September 30, 2008) plus 210 basis points, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 50 basis points, plus a margin of 50 basis points. The loan has a five-year term that may be extended at our election for up to two additional one-year periods, subject to the satisfaction of financial covenants, including a debt service coverage ratio and a leverage ratio, and the absence of any events of default. Interest only is payable until the maturity date. The variable interest rate was swapped to a fixed rate of 5.79% for the initial term of the loan.

In September 2008, we entered into a $65.0 million mortgage loan that is secured by Wyoming Valley Mall in Wilkes Barre, Pennsylvania. The loan bears interest at an annual rate equal to, at our election, LIBOR (2.49% in effect at September 30, 2008) plus 225 basis points, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 50 basis points, plus a margin of 50 basis points. The loan has a five-year term that may be extended at the borrower’s election for up to two additional one-year periods, subject to the satisfaction of financial covenants, including a debt service coverage ratio and a leverage ratio, and the absence of any events of default. Interest only is payable until the maturity date. The variable interest rate was swapped to a fixed rate of 5.85% for the initial term of the loan.

In October 2008, the unconsolidated partnership that owns Whitehall Mall, Allentown, Pennsylvania entered into a new $12.4 million 10 year mortgage to replace the prior mortgage on the property. The Company’s interest in the unconsolidated partnership is 50%.

The following table sets forth a summary of significant mortgage, Credit Facility, senior unsecured Term Loan and exchangeable senior notes activity for the nine months ended September 30, 2008:

(in thousands of dollars)	Mortgage Notes Payable	Credit Facility	Exchangeable Senior Notes	Senior Unsecured Term Loan
Balance at January 1, 2008	$1,643,122	$330,000	$287,500	$—
Cherry Hill Mall mortgage supplemental financing	55,000	—	—	—
One Cherry Hill Plaza financing	8,000	—	—	—
Christiana Center financing	45,000	—	—	—
Creekview Center financing	20,000	—	—	—
Paxton Towne Centre financing	54,000	—	—	—
Patrick Henry Mall financing	97,000	—	—	—
Jacksonville Mall financing	56,265	—	—	—
Logan Valley Mall financing	68,000	—	—	—
Wyoming Valley Mall financing	65,000	—	—	—
Senior unsecured Term Loan financing	—	—	—	170,000
REMIC repayment	(400,949)	—	—	—
Crossroads Mall Mortgage repayment	(12,668)	—	—	—
Principal amortization	(17,669)	—	—	—
Net Credit Facility borrowings	—	50,000	—	—

Balance at September 30, 2008	$1,680,101	$380,000	$287,500	$170,000

Derivatives

As of September 30, 2008, we had a total of nine interest rate swap agreements, as described in Note 10 to our unaudited consolidated financial statements. The interest rate swap agreements have an aggregate notional value of $438.2 million and mature on various dates through September 2013.

Mortgage Notes

Mortgage notes payable, which are secured by 22 of our consolidated properties, are due in installments over various terms extending to the year 2017. Fifteen of the mortgage notes bear interest at a fixed rate and six of the mortgage notes bear interest at variable rates that have been swapped to a fixed rate. These 21 mortgage notes have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.82% at September 30, 2008. We also have one property with a variable rate mortgage that had a rate of 3.78% at September 30, 2008. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage notes associated with our consolidated properties as of September 30, 2008.

	Payments by Period
(in thousands of dollars)	Total	Through December 31, 2008	2009-2010	2011-2012	2013 and later
Principal payments	$110,208	$3,981	$34,492	$36,591	$35,144
Balloon payments	1,569,893	93,034	77,457	458,638	940,764

Total	$1,680,101	$97,015	$111,949	$495,229	$975,908

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2008 for the periods presented:

(in thousands of dollars)	Total	Through December 31, 2008	2009-2010	2011-2012	2013 and later
Mortgages (1)	$1,680,101	$97,015	$111,949	$495,229	$975,908
Interest on mortgages	470,863	22,630	169,579	144,317	134,337
Credit Facility	380,000	—	380,000	—	—
Exchangeable senior notes	287,500	—	—	287,500	—
Interest on exchangeable senior notes	169	12	92	65	—
Senior unsecured term loan	170,000	—	170,000	—	—
Interest on term loan	13,183	2,197	10,986
Capital leases (2)	216	42	174	—	—
Operating leases	11,643	712	5,109	3,677	2,145
Ground leases	54,478	235	1,974	1,834	50,435
Development and redevelopment commitments (3)	70,763	26,859	43,904	—	—
Other long-term liabilities (4)	3,525	—	3,525	—	—

Total	$3,142,441	$149,702	$897,292	$932,622	$1,162,825

(1)	Includes amounts reflected in the “Mortgage Notes” table above. Excludes the indebtedness of our unconsolidated partnerships.

(2)	Includes interest.

(3)	The timing of the payment of these amounts is uncertain. We estimate that a significant portion of these amounts will be paid in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

(4)	Represents incentive compensation.

CASH FLOWS

Net cash provided by operating activities totaled $94.8 million for the nine months ended September 30, 2008, compared to $101.1 million for the nine months ended September 30, 2007. The most significant components of the Company’s cash flows from operating activities were net operating income, interest expense and general and administrative expenses. See “Results of Operations” and “Net Operating Income” for an analysis of the changes in these components for the periods presented.

Cash flows used for investing activities were $260.5 million for the nine months ended September 30, 2008, compared to $143.9 million for the nine months ended September 30, 2007. Investing activities for 2008 reflect investment in construction in progress of $225.9 million and real estate improvements of $23.7 million, both of which primarily relate to our development and redevelopment activities. Investing activities also reflect $4.0 million paid to acquire partnership interests. Cash flows for the nine months ended September 30, 2007 included $31.4 million of sales proceeds that did not recur.

Cash flows provided by financing activities were $157.3 million for the nine months ended September 30, 2008, compared to $50.6 million for the nine months ended September 30, 2007. Cash flows provided by financing activities for the nine months ended September 30, 2008 were primarily affected by $460.3 million of proceeds from the mortgage loans on seven properties and the supplemental financing of Cherry Hill Mall, as well as $170.0 in borrowings from a senior unsecured Term Loan and $50.0 million in borrowings from the Credit Facility. The Company used $413.6 million of these proceeds to repay the REMIC and the mortgage note on Crossroads Mall. Cash flows from financing activities were also affected by dividends and distributions of $71.0 million and principal installments on mortgage notes payable of $17.7 million in the nine months ended September 30, 2008. Cash flows for the nine months ended September 30, 2007 included only $150.0 million of proceeds from mortgage loans, $56.7 million of mortgage loan repayment and $130.0 million for the redemption of the preferred shares.

COMMITMENTS

At September 30, 2008, we had $70.8 million of contractual obligations to complete our development and redevelopment projects, including those listed in this report and other projects currently ongoing at our other properties. Total expected costs for the projects with such commitments are $294.8 million over the remaining terms of these projects. We expect to finance these amounts through borrowings under our Credit Facility or through various other capital sources. See “– Liquidity and Capital Resources – Capital Resources.”

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or the possibility of war or terrorist attacks;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes in the retail industry, including consolidation and store closings;

•	concentration of our properties in the Mid-Atlantic region;

•	risks relating to development and redevelopment activities, including risks associated with construction and receipt of governmental and tenant approvals;

•	our ability to raise capital through public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost;

•	our ability to simultaneously manage several redevelopment and development projects, including projects involving mixed use;

•	our ability to maintain and increase property occupancy and rental rates;

•	our dependence on our tenants’ business operations and their financial stability, including anchor tenants;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to acquire additional properties and our ability to integrate acquired properties into our existing portfolio;

•	our short- and long-term liquidity position;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II of this Quarterly Report on Form 10-Q. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2008, our consolidated debt portfolio consisted primarily of $380.0 million borrowed under our senior unsecured Credit Facility, which bears interest at a LIBOR rate plus an applicable margin, $170.0 million borrowed under our senior unsecured Term Loan, of which $130.0 million has been swapped to a fixed rate of 5.33% and the remaining $40.0 million has been swapped to a fixed rate of 5.15%, $1,680.1 million in fixed and variable rate mortgage notes, excluding $4.6 million of mortgage debt premium, and senior unsecured exchangeable notes of $287.5 million.

Mortgage notes payable, which are secured by 22 of our consolidated properties, are due in installments over various terms extending to the year 2017. Fifteen of the mortgage notes bear interest at a fixed rate and six of the mortgage notes bear interest at variable rates that have been swapped to a fixed rate. These 21 mortgage notes have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.82% at September 30, 2008. We also have one property with a variable rate mortgage that had a rate of 3.78% at September 30, 2008. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2008	$97,015		6.91%	$—		—
2009	$66,453		5.83%	$8,000		3.78%
2010	$207,496	(2)	5.35%	$380,000	(3)	3.92%
2011	$118,147		5.82%	$—		—
2012	$664,582		4.88%	$—		—
2013 and thereafter	$975,909		5.52%	$—		—

(1)	Based on the weighted average interest rate in effect as of September 30, 2008.

(2)	Includes the senior unsecured Term Loan of $170.0 million that was swapped to a blended fixed rate of 5.29% effective in the fourth quarter of 2008.

(3)	Our Credit Facility, which has an outstanding balance of $380.0 million, has a term that expires in March 2010.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of the interest rate swap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt of $61.5 million at September 30, 2008. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt of $65.2 million at September 30, 2008. Based on the variable rate debt included in our debt portfolio, as of September 30, 2008 (including the term loan, which was swapped to a fixed rate in the fourth quarter of 2008), a 100 basis point increase in interest rates would result in an additional $5.6 million in interest annually, and a 100 basis point decrease would reduce interest incurred by $5.6 million annually. Excluding the impact of the term loan, a 100 basis point increase in interest rates would result in an additional $3.9 million in interest annually, and a 100 basis point decrease would reduce interest incurred by $3.9 million annually.

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

We currently have $438.2 million notional amount of interest rate swap agreements that have a blended rate of 3.46% maturing on various dates through September 2013.

Because the information presented above includes only those exposures that exist as of September 30, 2008, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense as a result of interest rate fluctuations will depend on the exposures that arise during the period, and the hedging arrangements we have in place.

ITEM 4.	CONTROLS AND PROCEDURES

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, and have concluded as follows:

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as well as the following:

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to access funds.

Our access to funds under the Credit Facility is dependent on the ability of the banks that are parties to the Credit Facility to meet their funding commitments. These banks might have incurred losses or might now have reduced capital reserves as a result of their prior lending to other borrowers, their holdings of certain mortgage securities or their other financial relationships, in part because of the general weakening of the U.S. national economy and the increased financial instability of many borrowers. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these banks might not be able to meet their funding commitments under our Credit Facility. If we were unable to draw funds under our Credit Facility because of a lender default or if we were unable to obtain other cost-effective financing from other prospective sources of debt capital, our financial condition and results of operations would be adversely affected.

Disruptions in the capital and credit markets as a result of uncertainty in the U.S. economy, changing or increased regulation, reduced financing alternatives or failures of significant financial institutions could adversely affect one or more banks in our Credit Facility or otherwise adversely affect our access to funds. These disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding could be arranged, if such financing is available on acceptable terms, or at all. Such measures could include deferring development and redevelopment projects or other capital expenditures and reducing or eliminating future cash dividend payments or other discretionary uses of cash.

The recent disruptions in the overall economy and the financial markets might adversely impact our financial condition and results of operations.

The recent disruptions in the overall economy and financial markets is likely to reduce consumer confidence in the economy, negatively affect consumer spending on retail goods and decrease the revenue generated by our properties or the value of our properties. Trade groups have projected that the December 2008 holiday shopping season will be among the lowest in several years. This might result in delays or cancellations of the openings of new retail stores at our properties or the inability of our current tenants to meet their obligations to us, either of which could adversely affect our ability to meet our debt service requirements, comply with the covenants under our Credit Facility, make capital expenditures and make distributions to shareholders. These changes could have a material adverse effect on our financial condition and results of operations. There can be no assurance that government responses to the disruptions in the economy and in the financial markets will restore consumer confidence.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2008 and the average price paid per share. The purchases reflected in the table were pursuant to employees’ use of shares to pay the withholding taxes payable upon the receipt of shares. The table shows the aggregate dollar amount of shares that may be repurchased under our existing share repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2008	288	$19.56	—	$100,000,000
August 1 – August 31, 2008	—	—	—	100,000,000
September 1 – September 30, 2008	—	—	—	100,000,000

Total	288	$19.56	—	$100,000,000

(1)

In December 2007, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009.

ITEM 6.	EXHIBITS

10.1*	Term Loan Agreement dated as of September 3, 2008 by and among PREIT Associates, L.P., PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, Wells Fargo Bank, National Association, the financial institutions party thereto and the other parties thereto.

10.2*	Guaranty dated as of September 3, 2008 in favor of Wells Fargo Bank, National Association by and among PREIT Associates, L.P. , PREIT-RUBIN, Inc., Pennsylvania Real Estate Investment Trust, the financial institutions party thereto and the other parties thereto.

10.3*	Amendment Agreement dated as of September 10, 2008 by and between Valley View Downs, LP, Centaur Pennsylvania, LLC, PR Valley View Downs, L.P. and PREIT-RUBIN, Inc.

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Furnished herewith

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date: November 7, 2008

	By:	/s/ Ronald Rubin
Ronald Rubin Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)