Form 10-K
period 2008-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2009-03-02
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2008, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $832 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On February 26, 2009, 39,393,617 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

Forward Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2008, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or the possibility of war or terrorist attacks;

•	the current economic downturn and its effect on our existing and potential tenants and their ability to make and meet their obligations to us;

•	our ability to continue to comply with the requirements of our Credit Facility, and to renew or replace the full amount of our secured and unsecured indebtedness when it matures;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes in the retail industry, including consolidation and store closings;

•	concentration of our properties in the Mid-Atlantic region;

•	risks relating to development and redevelopment activities, including risks associated with construction and receipt of governmental and tenant approvals;

•

our ability to raise capital through secured or unsecured loans or public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost;

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

Anchors: large format retail stores or department stores that serve as anchor tenants in malls.

GLA: gross leasable area of a property, including space leasable to anchors and in-line stores and other leasable space, in square feet.

In-line stores: rows of smaller stores located in lines between the anchors of a mall. In-line stores are frequently a mix of national, regional and local retailers.

Junior anchors: smaller versions of anchors, typically with 20,000 to 40,000 square feet, in a variety of tenant categories, including sporting goods, discount clothing, electronics, home décor, linens, pet supply, furniture and office supply.

Malls: enclosed, climate-controlled shopping venues that typically offer apparel, accessories and hard goods, as well as services, restaurants, entertainment and convenient parking. References to “malls” include both regional malls and super-regional malls.

Outparcel: land used for a freestanding development, such as a retail store, bank branch or restaurant, that is not attached to the main     building(s) that comprises the mall, strip or power center.

Owned Square Feet: the portion of Total Square Feet that we own.

Power centers: open air centers with 250,000 to 600,000 square feet of space with three to five non-department store, specialty anchors.

Regional malls: malls that have more than 400,000 but less than 800,000 square feet of space.

REITs: real estate investment trusts.

Strip centers: open air centers, including neighborhood and community centers, with more than 30,000 but less than 350,000 square feet of space and a line of stores.

Super-regional malls: malls that have more than 800,000 square feet of space.

Total Square Feet: the total retail space in a property, including anchors, in-line stores and outparcels.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 56 properties in 13 states, including 38 shopping malls, 14 strip and power centers and four properties under development. The operating retail properties have a total of approximately 34.6 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 30.1 million square feet, of which we own approximately 23.6 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of December 31, 2008, held a 94.7% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships or tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the balance of the properties ranges from 40% to 50% (for eight partnership properties) up to 100%. See “Item 2. Properties – Retail Properties.”

We provide our management, leasing and real estate development services through our subsidiaries PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties in which we own interests through partnerships with third parties and properties that are owned by third parties in which we do not own an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

RECENT DEVELOPMENTS

Repayment of REMIC; New Term Loan

In September 2008, we entered into a senior unsecured Term Loan Agreement with Wells Fargo Bank, National Association, as agent, sole bookrunner and lead arranger. We borrowed $170.0 million in aggregate under the Term Loan Agreement. Also in September 2008, we borrowed an aggregate of $286.3 million through four separate loan transactions, each of which is secured by a mortgage on an operating retail property that we own, as described more fully below under “Recent Developments – Mortgage Activity.” We used the proceeds from a borrowing under the Term Loan Agreement, these four mortgage loans and a borrowing under our Credit Facility to repay our $400.9 million, 15 property real estate mortgage investment conduit (“REMIC”) in full. In connection with this repayment, the 15 malls were released from the liens under the REMIC, and four of these malls were used to secure the new mortgage financings. We assumed the REMIC in connection with our 2003 merger with Crown American Realty Trust.

In connection with the $170.0 million Term Loan Agreement, we swapped the floating interest rate on $130.0 million of the balance to a fixed rate of 5.33%, and we swapped the floating interest rate on the remaining $40.0 million of the balance to a fixed rate of 5.15%.

Mortgage Activity

The following table presents the mortgage loans that we or partnerships in which we own interests entered into during the years ended December 31, 2008, 2007 and 2006:

(in millions of dollars): Financing Date	Property	Amount Financed or Extended	Stated Rate	Swapped Rate	Maturity
2006 Activity:
February	Valley Mall	$90.0	5.49 % fixed	n/a	February 2016
March	Woodland Mall(1)	156.5	5.58 % fixed	n/a	April 2016

2007 Activity:
May	The Mall at Prince Georges(2)	150.0	5.51% fixed	n/a	June 2017

2008 Activity:
January	Cherry Hill Mall(3)(4)	55.0	5.51% fixed	n/a	October 2012
February	One Cherry Hill Plaza(2)(5)	8.0	LIBOR plus 1.30%	n/a	August 2009
May	Creekview Center(6)	20.0	LIBOR plus 2.15%	5.56%	June 2010
June	Christiana Center(2)(7)	45.0	LIBOR plus 1.85%	5.87%	June 2011
June	Lehigh Valley Mall(2)(8)	150.0	LIBOR plus 0.56%	n/a	August 2009
July	Paxton Towne Centre(2)(7)	54.0	LIBOR plus 2.00%	5.84%	July 2011
September	Patrick Henry Mall(9)	97.0	6.34% fixed	n/a	October 2015
September	Jacksonville Mall(2)(10)(11)	56.3	LIBOR plus 2.10%	5.83%	September 2013
September	Logan Valley Mall(2)(11)(12)	68.0	LIBOR plus 2.10%	5.79%	September 2013
September	Wyoming Valley Mall(2)(11)(13)	65.0	LIBOR plus 2.25%	5.85%	September 2013
October	Whitehall Mall(14)	12.4	7.00% fixed	n/a	November 2018
November	Francis Scott Key Mall(2)	55.0	LIBOR plus 2.35%	5.25%	December 2013
November	Viewmont Mall(2)	48.0	LIBOR plus 2.35%	5.25%	December 2013
November	Springfield Mall(2)(15)(16)	72.3	LIBOR plus 1.275%	n/a	December 2009
December	Exton Square Mall(17)	70.0	7.50% fixed	n/a	January 2014

(1)	Interest only for the first three years then amortization based on a 30 year amortization schedule.

(2)	Interest only.

(3)	Supplemental financing with a maturity date that coincides with the existing first mortgage.

(4)	First 24 payments are interest only followed by principal and interest payments based on a 360-month amortization schedule.

(5)	Entered into this mortgage as a result of the acquisition of Bala Cynwyd Associates, L.P. (“BCA”). Mortgage has two one-year extension options.

(6)	Mortgage has a term of two years and three one-year extension options.

(7)	Mortgage has a term of three years and two one-year extension options.

(8)	In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall entered into a $150.0 million mortgage. We own an indirect 50% ownership interest in this entity. The original maturity date of the mortgage was August 2007, with three separate one year extension options. In June 2008, the unconsolidated partnership exercised its second extension option.

(9)	Payments based on 25 year amortization schedule, with balloon payment in October 2015.

(10)	On one occasion prior to March 9, 2010, we may request an increase in the principal amount of the loan of up to $3.7 million, or a total of $60.0 million principal in total, subject to satisfaction of a financial condition.

(11)	Mortgage has a term of five years and two one-year extension options.

(12)	The loan bears interest at an annual rate equal to, at our election, LIBOR plus 2.10%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(13)	The loan bears interest at an annual rate equal to, at our election, LIBOR plus 2.25%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(14)	The unconsolidated partnership that owns Whitehall Mall entered into the mortgage. Our interest in the unconsolidated partnership is 50%.

(15)	In November 2005, the unconsolidated partnership that owns Springfield Mall entered into a $76.5 million mortgage. We own an indirect 50% ownership interest in this entity. The original maturity date of the mortgage was December 2007, with three separate one year extension options. In December 2008, the unconsolidated partnership made a principal payment of $4.2 million and exercised its second extension option.

(16)	The loan bears interest at an annual rate equal to, at our election, LIBOR plus 1.10% or LIBOR plus 1.275% while the former Strawbridge’s anchor space is vacant, or at a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%.

(17)	Payments based on 30 year amortization schedule, with balloon payment in January 2014.

Other Mortgage Activity

In July 2008, we repaid a $12.7 million mortgage loan on Crossroads Mall in Beckley, West Virginia, using funds from our Credit Facility and available working capital.

In December 2008, we repaid a $93.0 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $70.0 million from a new mortgage on the property, our Credit Facility and available working capital.

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from our Credit Facility.

Repurchase of Exchangeable Notes

In December 2008, we repurchased $46.0 million in aggregate principal amount of our Exchangeable Notes in privately-negotiated transactions for an aggregate purchase price of $15.9 million, which resulted in a gain on extinguishment of debt of $29.3 million. We terminated an equivalent notional amount of the related capped calls. In connection with the repurchases, we retired approximately $0.8 million of deferred financing costs. As of December 31, 2008, $241.5 million in aggregate principal amount of the Exchangeable Notes remained outstanding. In January 2009, we repurchased an additional $2.1 million in aggregate principal amount of our Exchangeable Notes for $0.7 million, resulting in a gain on extinguishment of debt of $1.4 million.

Credit Facility Extension and Amendment

In May 2008, we amended our Credit Facility. Under the amended terms, in the determination of our Gross Asset Value, the calculation of the amounts to be included in respect of recently completed redevelopment or development projects has been modified. (Capitalized terms used in this paragraph have the meanings given to them in the Credit Facility.) When we complete the redevelopment or development of a property and it is Placed in Service, the amount of Construction in Progress of such property included in Gross Asset Value is gradually reduced over a four quarter period. The amendment also modified other financial and business covenants contained in our Credit Facility. The amendment added a new interest rate pricing level with an Applicable Margin of 2.00% over LIBOR, and a new Facility Fee level of 0.25%, if the ratio of Total Liabilities to Gross Asset Value is greater than 0.65:1 and/or if the ratio of EBITDA to Indebtedness is less than 0.0975:1. In October 2008, we exercised an option to extend the term of the Credit Facility to March 2010.

Redevelopment

In 2008, we substantially completed our redevelopment work at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina. We reached further milestones on the continuing redevelopment projects at several of the malls in our portfolio, including three of our largest projects: Cherry Hill Mall in Cherry Hill, New Jersey, Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Voorhees Town Center in Voorhees, New Jersey.

In 2008, our redevelopment plans for Willow Grove Park in Willow Grove, Pennsylvania and North Hanover Mall in Hanover, Pennsylvania changed following the termination of agreements to open Boscov’s stores at those two properties. The agreements were terminated following the August 2008 Chapter 11 bankruptcy filing of that anchor tenant. We are currently reviewing the alternatives for an appropriate way to utilize the vacant anchor space.

The following table sets forth the amount of the currently estimated project cost and the amount invested as of December 31, 2008 for each ongoing redevelopment project:

Redevelopment Project	Estimated Project Cost	Invested as of December 31, 2008
Cherry Hill Mall	$218.0 million	$172.4 million
Plymouth Meeting Mall	96.6 million	81.9 million
Voorhees Town Center	83.0 million	60.2 million
The Gallery at Market East	81.6 million	57.7 million
Wiregrass Commons Mall	12.8 million	10.2 million

$382.4 million

Development

During 2008, we substantially completed the development of New River Valley Center in Christiansburg, Virginia (adjacent to our New River Valley Mall), giving us a retail hub for the area. We were operating but still under construction at Monroe Marketplace in Selinsgrove, Pennsylvania and Sunrise Plaza (previously identified as Lacey Retail Center) in Forked River, New Jersey. We no longer consider any of these properties to be part of our development portfolio.

We also have some projects that continue to be in earlier stages of the development process, including Pitney Road Plaza in Lancaster, Pennsylvania, White Clay Point (previously identified as New Garden Town Center) in Landenberg, Pennsylvania, Pavilion at Market East in Philadelphia, Pennsylvania and Springhills in Gainesville, Florida. As of December 31, 2008, we had incurred $177.7 million of costs related to six projects (including Monroe Marketplace and Sunrise Plaza, which are operating but still under construction, but not including the effects of impairments totaling $18.8 million). The additional costs identified to date to complete Pitney Road Plaza are estimated to be $11.3 million in the aggregate (including costs already incurred). The details of the White Clay Point, Pavilion at Market East and Springhills projects and the related costs have not been determined.

The following table sets forth the amount of the currently estimated project cost and amounts invested as of December 31, 2008 in each ground-up development project:

Development Project	Estimated Project Cost	Invested as of December 31, 2008	Actual/Expected Initial Occupancy Date
Operating Properties:
Monroe Marketplace	$58.9 million	$56.0 million	2008
Sunrise Plaza (previously identified as Lacey Retail Center)(1)	39.9 million	37.0 million	2007

Development Properties:
Pitney Road Plaza	20.3 million	9.0 million	2009

White Clay Point (previously identified as New Garden Town Center)(2)	To be determined	42.8 million	To be determined

Springhills	To be determined	31.4 million	To be determined
Pavilion at Market East(3)	To be determined	1.5 million	To be determined

		$177.7 million

(1)

Amount invested as of December 31, 2008 does not reflect a $7.0 million impairment charge that we recorded in 2008. See the notes to our consolidated financial statements for further discussion of this charge.

(2)

Amount invested as of December 31, 2008 does not reflect an $11.8 million impairment charge that we recorded in 2008. See the notes to our consolidated financial statements for further discussion of this charge.

(3)	The property is unconsolidated. The amount shown represents our share.

Acquisitions

In January 2008, we entered into an agreement under which we acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings that are expected to occur in the first quarter of 2009 and the first or second quarter of 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall in Cherry Hill, New Jersey. We acquired this interest in BCA for $3.9 million in cash paid at the first closing in February 2008.

In July 2008, we acquired a parcel in Lancaster, Pennsylvania for $8.0 million plus customary closing costs. We intend to develop this parcel into a 227,000 square foot power center that we have named Pitney Road Plaza.

RETAIL REAL ESTATE INDUSTRY

Our primary investment focus is retail shopping malls and strip and power centers. The International Council of Shopping Centers, a retail real estate industry trade group, generally classifies properties based on their size and on the way they are characterized by their owners as follows:

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

Source: International Council of Shopping Centers

Malls are often tailored to the economy and demographics of their trade areas, and mall managers employ corresponding strategies in determining the mix of tenants, the merchandise offered and the related general price point. Usually, there are two or more anchors in regional malls. Super regional malls often have three or more anchor tenants. The anchors serve as one of the main draws to the mall, and are usually situated such that there are rows of smaller in-line stores in between them.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of in-line mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might currently be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of our redevelopments of our malls is to increase the average sales per square foot of the properties and thus potentially its Class, and correspondingly its rental income and cash flows, in order to maximize the value of the property.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, development, redevelopment, acquisition and leasing of retail shopping malls and strip and power centers. Many of our malls and centers are located in middle markets, as determined by various population and demographic measures, in the eastern half of the United States, primarily in the Mid-Atlantic region.

Our operating retail real estate portfolio currently consists of 38 shopping malls and 14 strip and power centers in 13 states. The retail properties have a total of approximately 34.6 million square feet, of which we and partnerships in which we own an interest own approximately 26.5 million square feet. See “Item 2. Properties.”

In general, our malls include national or regional department stores, large format retailers or other anchors and a diverse mix of national, regional and local in-line stores offering apparel (women’s, family, teen), shoes, eyewear, cards and gifts, jewelry, books/music/movies, electronics and sporting goods, among other things. To enhance the experience for shoppers, most of our malls have restaurants and/or food courts and convenient parking and some of the malls have multi-screen movie theaters and other entertainment options, either as part of the mall or on outparcels around the perimeter of the mall property. In addition, many of our malls also have restaurants, banks or other stores located on outparcels. In their geographic trade areas, our malls frequently serve as a type of town square: a central place for community, promotional and charitable events.

The largest mall in our retail portfolio contains approximately 1.2 million square feet and 108 stores, and the smallest contains approximately 0.4 million square feet and 52 stores. The power centers in our retail portfolio range from 165,000 to 780,000 square feet, while the strip centers range from 230,000 square feet to 275,000 square feet.

We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay base rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue. Also, many of our leases provide that the tenant will reimburse us for certain expenses for common area maintenance (CAM), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the retail properties subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is generally related to the tenant’s pro rata share of space at the property. In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants and junior anchors or large format retailers.

BUSINESS STRATEGY

Our primary objective is to maximize the long term value of the Company for our shareholders. To that end, our business goals are to obtain the highest possible rental income, tenant sales and occupancy at our properties in order to maximize our cash flows, funds from operations, funds available for distribution to shareholders, and other operating measures and results, and ultimately to maximize the values of our properties. To achieve these goals, subject to current economic, capital market and retail industry conditions, our strategies are to:

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

•

Regularly review our portfolio of properties and, if appropriate, dispose of properties or outparcels that we do not believe meet the financial or strategic criteria we apply, given economic, market and other circumstances. Disposing of such properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects and for other corporate purposes.

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

To maintain our status as a REIT, we are required, under federal tax laws, to distribute to shareholders 90% of our net taxable income, which generally leaves insufficient funds to finance major initiatives internally. Because of these requirements, we fund most of our significant capital requirements, such as the capital for redevelopments, development and acquisitions, through secured and unsecured indebtedness and, when appropriate, the issuance of additional equity securities. Our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us or the market for our equity capital at the time or times we need capital, and on conditions in the capital markets. The United States credit markets have recently experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively impact our ability to access additional debt financing at reasonable terms, which might negatively affect our ability to fund our redevelopment and development projects and other business initiatives. See “Item 1A. Risk Factors.”

Redevelopment

We aim to increase the potential value of properties in our portfolio and to maintain or enhance their competitive positions by redeveloping them in order to attract more customers and retailers, leading to increases in sales, occupancy and rental rates. We believe that several properties in our portfolio present opportunities for creating value through redevelopment, but in light of current economic conditions, current circumstances in the debt and equity capital markets and the relative lack of availability of capital on acceptable terms, we expect that in the near term, we might not aggressively pursue these opportunities, if at all.

The tactics we use in our efforts to increase the potential value of properties include:

•	remerchandising the tenant mix to capitalize on the economy and demographics of the property’s trade area;

•	creating a diversified anchor mix including fashion, value-oriented and traditional department stores;

•	attracting non-traditional junior anchors and mall tenants to draw more customers to the property;

•	incorporating sit down restaurants and other entertainment options to extend shoppers’ “time spent on the property;”

•	generating synergy by introducing lifestyle components to mall properties; and

•	redirecting traffic flow and creating additional space for in-line stores by relocating food courts.

We are currently involved in the redevelopment of five of our consolidated properties. As of December 31, 2008, we have invested $382.4 million in these five projects. Currently, we intend to invest at least an additional $109.6 million to complete these projects. These projects might include the introduction of residential, office or other uses to our properties in an effort to maximize the value of our properties. For information regarding project investment to date and expected costs for each project, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Development and Redevelopment.”

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

An important aspect of a redevelopment project is its disruptive effect on the rest of the property and on the tenants and customers during the time that a redevelopment is taking place. While we might undertake a redevelopment to maximize the long term performance of the property, in the short term, the operations and performance of the property, as measured by sales, occupancy and net operating income, might be negatively affected. Tenants might be relocated or leave as space for the redevelopment is aggregated, which affects tenant sales and rental rates. Some space at a property might be taken out of retail use during the redevelopment, and some space might only be made available for short periods of time pending scheduled renovation or because the space cannot be subject to a long term lease until the redevelopment is complete. We manage the use of this space throughout the course of a redevelopment project through our specialty leasing function, which manages the short term leasing of stores and the licensing of income-generating carts and kiosks, with the goal of maximizing the rent we receive during the period of active redevelopment.

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

Asset Management, Leasing, Marketing and Operations

We conduct intense asset management of our properties in an effort to maximize and maintain occupancy and optimize the mix of tenants in order to attract customers and increase sales by mall tenants. For example, we coordinate closely with tenants on new store locations in an effort to position our property for their latest store prototype, which is designed to drive traffic and stimulate customer spending. We engage in active merchandising programs and coordinated marketing activities designed to promote our properties as magnet centers (tenants generally reimburse us for expenses associated with a portion of marketing activities). If appropriate, we renovate our malls by upgrading the interior and exterior in order to increase the appeal of the property to customers and to raise traffic and sales. Our on-site teams continuously monitor the local market and community, and work with our corporate office asset management, leasing and marketing professionals to evaluate and adjust the tenant mix in pursuit of the optimal match of tenants to the trade area and the ideal configuration and allocation of space. As part of these efforts, if appropriate, we might relocate tenants to better-suited space or terminate the leases of underperforming tenants.

Some space at properties that are not involved in redevelopment projects might be available for a period of time, pending a lease with a permanent tenant. We strive to manage the use of this space through our specialty leasing function, which manages the short-term leasing of stores and the licensing of income-generating carts and kiosks, with the goal of maximizing the rent we receive during the period when a space is not subject to a longer term lease.

Currently, our asset management, leasing and marketing activities face significant challenges because the downturn in the overall economy and the disruptions in the financial markets have reduced consumer confidence and negatively affected consumer spending on retail goods. As a result, the sales and profit performance of retailers in general has decreased, sales at our properties in particular have decreased, and we have experienced delays or cancellations of the openings of new retail stores and of lease renewals. Consequently, we are adjusting our approaches to take into account the difficult current environment.

As an integral part of our property management, we also attempt to generate ancillary revenue, such as through marketing partnerships, and we work on controlling operating costs and expenses, in an effort to contain tenant operating costs. One way we have sought to manage such costs has been to contract with third-party specialists to provide, for example, housekeeping and security services, in order to maintain our high operating standards while defining and limiting our costs during the term of a contract.

In addition to owning, managing and developing our own properties, as of December 31, 2008, we also provided management, leasing and development services to affiliated and third-party property owners with respect to eight retail properties containing approximately 1.4 million square feet and one office building containing approximately 0.3 million square feet.

Dispositions

We regularly conduct portfolio property reviews and, if appropriate, we dispose of properties or outparcels that we do not believe meet the financial and strategic criteria we apply, given economic, market and other circumstances. Disposing of these properties can enable us to redeploy our capital to other uses, such as to repay debt, to reinvest in other real estate assets and development and redevelopment projects and for other corporate purposes. Given the current economic, capital market and retail industry conditions, it might be difficult for us to dispose of properties or outparcels on favorable terms, or at all, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing.

Development

We pursue ground-up development of retail and mixed use properties that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We also pursue complementary development on property adjacent to our existing operating properties with the goal of establishing and strengthening a concentration of retailers as the retail hub in a trade area. For example, we have developed power center projects across from our mall properties to make the resulting collection of merchants a stronger, more compelling draw. Because of tax law requirements that apply to REITs, we fund most of our capital for development with secured and unsecured indebtedness and, when appropriate, with equity. The United States credit markets have recently experienced significant dislocations and liquidity disruptions, which has materially affected liquidity in the debt markets, and in certain cases has resulted in the limited availability or unavailability of certain types of debt financing. Given the current economic, capital market and retail industry conditions, we expect to limit our new development activities, pending a resumption of more typical functioning of the debt and equity capital markets.

During less challenging economic conditions, we generally seek to develop retail projects in areas that we believe evidence the likelihood of supporting additional retail development and that have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. We will consider other uses of a property that would have synergies with our retail development based on several factors, including local demographics, market demand for other uses such as residential and office, and applicable land use regulations. We generally have several development projects under way at one time. These projects are typically in various stages of the development process. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest. For a list of our on-going development projects, see “ – Recent Developments – Development.”

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

Acquisitions

We seek to acquire well-located retail properties, with strong prospects for future cash flow growth and capital appreciation that meet the investment criteria we apply, given economic, market and other circumstances, particularly where we believe our management and leasing capabilities can enhance the value of these properties. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio in order to gain greater control over the merchandising and tenant mix of a property. However, given the current economic, capital market and retail industry conditions, we expect our acquisition activities to be limited by the availability of debt or equity capital to fund such efforts.

When evaluating acquisitions, we conduct a detailed analysis of the geographic market and the demographic characteristics of the area surrounding the property, the property itself and other factors. If a property substantially meets the investment criteria we apply, given economic, market and other circumstances, we will pursue it further if we believe we are well positioned to compete for it. We believe we have positive working relationships with many industry participants, including prospective sellers, buyers and financing sources, which enable us to become aware of acquisition opportunities. Subject to the difficult conditions in debt and equity capital markets, we expect to fund property or portfolio acquisitions and expenses associated with acquisitions through secured and unsecured indebtedness, and the issuance of additional securities, including under our $1.0 billion universal shelf registration statement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Resources.”

CAPITAL STRATEGY

In support of the strategies described above, our long-term corporate finance objective is to maximize the availability and minimize the cost of the capital we employ to fund our operations. In pursuit of this objective and for other business reasons, we seek the broadest range of funding sources (including commercial banks, institutional lenders, equity investors and joint venture partners) and funding vehicles (including mortgages, commercial loans and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments, enhancing our flexibility to execute our business strategy in different economic environments or at different points in the business cycle.

While our long term corporate finance objective has not changed, we have been making efforts to adjust the actions we take in pursuit of that goal, given current conditions in the economy, the capital markets and the retail industry. The current freeze in the market for debt capital and commercial mortgages, including the commercial mortgage backed securities market, and the downturn in the general economy and its effect on retail sales, as well as our leverage resulting from our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital, and have led to some of the tactics described below. We intend to consider all of our available options for accessing the capital markets in pursuit of our corporate finance objective.

In general, in determining the amount and type of debt capital to employ in our business, we consider several factors, including: general economic conditions, the capital market environment, prevailing and forecasted interest rates for various debt instruments, the cost of equity capital, property values, capitalization rates for mall properties, our financing needs for redevelopment, development and acquisition opportunities, the debt ratios of other mall REITs and publicly-traded real estate companies, and the requirement under federal tax laws for REITs to distribute at least 90% of net taxable income, among other factors. An aspect of our approach to debt financing is that we strive to lengthen and stagger the maturities of our debt obligations in order to better manage our future capital requirements.

Also, in connection with our redevelopment and development projects, we expect to utilize Credit Facility borrowings or other short-term financings during the construction phase, and then we might seek longer-term, fixed rate mortgages when the project is complete and the property has stabilized. Our ability to increase our debt ratio is limited by our Credit Facility, which contains covenants that limit the amount of our secured indebtedness to 60% of Gross Asset Value (as defined in the Credit Facility agreement and calculated, in part, based on net operating income), and the amount of total liabilities to 65% of Gross Asset Value, provided that such ratio may exceed 65% for one period of two consecutive fiscal quarters, but may not exceed 70%.

Subject to prevailing conditions in the real estate capital markets, we have attempted to place secured indebtedness on certain of our properties, and expect to continue to do so as opportunities arise. We have done so in an effort to maximize our borrowing capacity under our Credit Facility and to lower our borrowing costs. In 2008, we obtained a total of 13 new mortgage loans (12 on consolidated properties and one on an unconsolidated partnership property), which generated aggregate proceeds of $647.5 million, including our 50% share of one partnership mortgage loan. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Mortgage Finance Activity.”

In September 2008, we entered into a senior unsecured Term Loan Agreement with Wells Fargo Bank, National Association, as agent, sole bookrunner and lead arranger. We borrowed $170.0 million in aggregate under the

Term Loan Agreement. Also in September 2008, we borrowed an aggregate of $286.3 million through four of the new mortgage loans referred to above. We used the proceeds from a borrowing under the Term Loan Agreement, these four mortgage loans and a borrowing under our Credit Facility to repay our $400.9 million, 15 property REMIC in full. In connection with this repayment, the 15 malls were released from the liens under the REMIC. Four of these malls were used to secure the new mortgage financings. We had assumed the REMIC in connection with our 2003 merger with Crown American Realty Trust.

We expect that our significant expenditures related to the redevelopment and development projects listed in this report will continue over the next several quarters. We expect that our construction in progress balance will peak in the first half of 2009. Construction in progress represents the aggregate expenditures on projects less amounts placed in service. Generally, assets are placed in service upon substantial completion or when tenants begin occupancy and rent payments commence. Additional debt could lead to debt ratios that approach or exceed the ratios permitted by our Credit Facility. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.”

Given current economic, capital market and retail industry conditions, and in light of our need for additional capital to complete construction of our redevelopment and development projects and of the leverage covenant in our Credit Facility, we anticipate employing one or more of the following measures, among others, in order to fund our capital needs or to reduce our debt and decrease our leverage ratio: (i) deferring development and redevelopment projects or other selected capital expenditures, (ii) making selective sales of assets, including outparcels, that we do not believe meet the financial or strategic criteria we apply, given economic, market and other circumstances, (iii) obtaining secured or unsecured indebtedness, (iv) forming joint ventures with institutional partners, private equity investors or other REITs, (v) repaying or repurchasing our outstanding debt and (vi) issuing equity, when warranted.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing at reasonable terms, which might negatively affect our ability to fund our redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could potentially be less attractive and might require us to adjust our business plan accordingly. In addition, these factors might make it more difficult for us to sell properties or outparcels or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity.

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of various types of financial instruments. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof depending on our underlying exposure.

COMPETITION

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

We believe that the main criteria used by retailers in deciding where to locate include local trade area demographics, the property location, the attractiveness of the store location and the overall property, the rental rate, the total number of stores in the area and their geographic spread, the type and mix of other retailers at the property, and the management and operational skill of the landlord. Applying these criteria to our properties, we believe that several of our properties are located in submarkets or local trade areas with demographics that are favorable for retailers, that our significant redevelopment program is intended to make the properties being redeveloped more attractive and that the middle markets where several of our properties are located are not overly saturated with retailers.

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

In addition, we compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Given current economic, capital market, and retail industry conditions, however, there has been substantially less competition with respect to acquisition activity in recent quarters. When we seek to make acquisitions, these competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

ENVIRONMENTAL

Under various federal, state and local laws, ordinances, regulations and case law, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous or toxic substances. The responsible party also might be liable to the government or to third parties for substantial property damage, investigation costs and clean up costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination might adversely affect the owner’s ability to sell or lease real estate or borrow with real estate as collateral. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be liable under these laws and might incur costs in responding to these liabilities.

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

Ground Water and Soil Contamination. Ground water contamination has been found at some properties in which we currently or formerly had an interest. At some properties, dry cleaning operations, which might have used solvents, contributed to ground water and soil contamination.

Two of our malls also contain wastewater treatment facilities that treat wastewater at the malls before discharge into local streams. Operation of these facilities is subject to federal and state regulation.

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

We have environmental liability insurance coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $10.0 million per occurrence and $10.0 million in the aggregate. We cannot assure you that this coverage will be adequate to cover future environmental liabilities. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

In addition to the costs of remediation, we might incur additional costs to comply with federal, state and local laws relating to environmental protection and human health and safety generally. There are also various federal, state and local fire, health, life-safety and similar regulations that might be applicable to our operations and that might subject us to liability in the form of fines or damages for noncompliance. The cost described above, individually or in the aggregate, could adversely affect our results of operations.

EMPLOYEES

We had 865 employees at our properties and in our corporate office as of December 31, 2008. None of our employees are represented by a labor union.

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

STATUS AS A REIT

We conduct our operations in a manner intended to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended. Generally, as a REIT, we will not be subject to federal or state income taxes on our net taxable income that we currently distribute to our shareholders. Our qualification and taxation as a REIT depend on our ability to meet various qualification tests (including dividend distribution, asset ownership and income tests) and certain share ownership requirements prescribed in the Internal Revenue Code.

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

AVAILABLE INFORMATION

We maintain a website with the address www.preit.com. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as practicable after filing with the SEC, copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K filed during each year, including all amendments to these reports, if any. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics (which include the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for the audit, nominating and governance, and compensation committees of our Board of Trustees are available free of charge on our website, as well as in print to any shareholder upon request. We intend to comply with the requirements of Item 5.05 of Form 8-K regarding amendments to and waivers under the code of business conduct and ethics applicable to our chief executive officer, principal financial officer and principal accounting officer by providing such information on our website within four days after effecting any amendment to or granting any waiver under that code, and we will maintain such information on our website for at least twelve months.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

The covenants in our Credit Facility might adversely affect us.

Our $500.0 million Credit Facility requires us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage and tangible net worth. In May 2008, we amended our Credit Facility. Under this amendment, among other things, the benchmarks contained in certain of the covenants were relaxed, and we may now exceed the leverage covenant or not meet the covenant regarding the ratio of EBITDA to Indebtedness for one period of two consecutive quarters. We expect that our use of debt to fund investments in current redevelopment and development projects will continue to increase, albeit at a much slower rate, and ahead of the time that such redevelopment and development projects will generate significant cash flows. Absent further action on our part, such additional debt, in combination with our already substantial indebtedness, could lead to debt ratios that approach or exceed the limits contained in the Credit Facility covenants, or exceed them for longer than is permitted under the 2008 amendment. As described elsewhere herein, the current downturn and conditions in the credit and capital markets and the retail industry might affect our operating results. The leverage covenant generally takes our net operating income and applies a capitalization rate to calculate Gross Asset Value, and consequently, deterioration in our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could also affect our ability to comply with other financial ratio covenants contained in our Credit Facility, which are calculated on a trailing four quarter basis. These covenants could restrict our ability to pursue development and redevelopment projects or property acquisitions, limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, repurchase securities, make capital expenditures or engage in acquisitions.

An inability to comply with the covenants would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such a waiver or amendment could result in a breach and a possible event of default under our Credit Facility, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have to provide us with additional funds and/or declare amounts outstanding to be immediately due and payable. There is no assurance that we would have sufficient funds to repay such obligations or that we could obtain alternative funding on terms acceptable to us. If we are unable to refinance our debt on acceptable terms, including at the maturity of our Credit Facility, we might be forced to dispose of properties on unfavorable terms, potentially resulting in losses that reduce cash flow from operating activities. If a default were to occur, we might have to refinance the debt through additional secured debt financing, private or public offerings of debt securities, or additional equity financings. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.

We might not be able to replace or extend our Credit Facility when it matures in March 2010. Recent disruptions in the credit markets could adversely affect our ability to access funds under our Credit Facility or any replacement credit facility.

Our Credit Facility has a term that expires in March 2010. We also have a $170.0 million unsecured Term Loan that expires in 2010, with an extension option to 2011. In 2009, we plan to seek to put in place a new revolving credit facility in advance of the expiration of the current facility. At this time, it is difficult to forecast the future state of the bank loan market. If, because of our substantial indebtedness, the level of our cash flows, lenders’ perceptions of our creditworthiness, or for other reasons, we are unable to renew, replace or extend our Credit Facility on terms attractive to us, or to arrange for alternative financing, we might be required to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding could be arranged, if such financing is available on acceptable terms, or at all. Such measures could include deferring development and redevelopment projects or other capital expenditures, dispositions of one or more assets on unfavorable terms and further reducing or eliminating future cash dividend payments or other discretionary uses of cash, or other, more severe actions.

Also, disruptions in the credit markets and uncertainty in the U.S. economy could adversely affect one or more banks that currently participate in our Credit Facility, could cause them to elect not to participate in any new credit facility we might seek, or could cause other banks that are not currently participants in the Credit Facility to be unwilling or unable to participate in any such new facility. Our access to funds under the current Credit Facility or any future facility is dependent on the ability of the banks that are currently, or other banks that might in the future be, parties to the current or any replacement facility to meet their funding commitments. These banks might have incurred losses or might now have reduced capital reserves. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity, banks that are parties to the Credit Facility (or any banks that become parties in the future) could fail or refuse to honor their legal commitments and obligations under the Credit Facility, including by not extending credit up to the maximum amount permitted by the Credit Facility and/or by not honoring their loan commitments at all. Current or prospective future bank participants could also elect not to participate in any renewal or replacement of the Credit Facility or the Term Loan. If we were unable to draw funds under our Credit Facility because of a lender default or failure, or if we were unable to enter into a new credit facility with current or prospective other lenders, and we were unable to obtain alternative cost-effective financing from other sources of unsecured or secured debt capital, our financial condition, results of operations, cash flow and our ability to make distributions to shareholders would be materially adversely affected.

We might not be able to obtain the capital required to finance our business initiatives or to refinance existing obligations. Recent disruptions in the credit markets could affect our ability to obtain debt financing on terms acceptable to us, or at all, and have other adverse effects on us.

The REIT provisions of the Internal Revenue Code generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Due to these requirements, we fund certain capital requirements, such as the capital for redevelopments, renovations, expansions and other non-recurring capital improvements, scheduled debt maturities, and acquisitions of properties or other assets, through secured and unsecured indebtedness and, when appropriate, the issuance of additional equity securities. As of December 31, 2008, we had approximately $58.5 million of indebtedness and $247.4 million of indebtedness of our unconsolidated partnerships ($222.3 of which is subject available extension options) that matures on or before December 31, 2009. Also, we estimate that we will need $164.2 million of additional capital to complete our current development and redevelopment projects, excluding White Clay Point, Springhills and Pavilion at Market East, because the total cost of these projects has not yet been determined. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for information about our available sources of funds. Our continued ability to finance our growth using these sources depends, in part, on our creditworthiness, our ability to refinance our existing debt as it comes due, the availability of credit to us or the market for our equity securities at the time or times we need capital, and on conditions in the capital markets.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing on terms acceptable to us, or at all, which might negatively affect our ability to fund our redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could be on less attractive terms and might require us to adjust our business plan accordingly. In addition, these conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity.

Much of our indebtedness does not require significant principal payments prior to maturity, and we might enter into agreements on similar terms in future transactions. If our mortgage and other debts cannot be repaid in full, refinanced or extended at maturity on acceptable terms, or at all, a lender could foreclose upon the mortgaged property and receive an assignment of rent and leases or pursue other remedies, or we might be forced to dispose of one or more of our properties on unfavorable terms, which could have a material adverse effect on our financial condition and results of operations and which might adversely affect our cash flow and our ability to make distributions to shareholders.

We have substantial debt, and might incur additional debt. If we are unable to satisfy our debt obligations, we might be forced to dispose of one or more properties, and there could be other negative consequences.

We use a substantial amount of debt to finance our business, and we might incur additional debt in the form of mortgages, unsecured borrowings, Credit Facility borrowings or other vehicles in order to develop or redevelop properties, to finance acquisitions, or for other general corporate purposes. As of December 31, 2008, we had an aggregate consolidated indebtedness outstanding (excluding debt premium) of $2,567.8 million, $1,756.3 million of which was secured by our properties and approximately $811.5 million of which was unsecured indebtedness. During 2008, we obtained an aggregate of approximately $811.3 million in new indebtedness, and we repaid $528.1 million of existing mortgage debt during the year. These indebtedness amounts do not include our proportionate share of indebtedness of our partnership properties, which was approximately $184.1 million at December 31, 2008.

Much of our outstanding indebtedness represents obligations of PREIT Associates, and of entities that we own or control that hold title to our properties. We have mortgaged many of our properties to secure payment of this indebtedness. If we were unable to repay this indebtedness in accordance with its terms, we might be forced to dispose of one or more properties on unfavorable terms to satisfy the debt, or a lender could foreclose upon the mortgaged property and receive an assignment of rent and leases or pursue other remedies, which could have a material adverse effect on our financial condition and results of operations and which might adversely affect our cash flow and our ability to make distributions to shareholders.

Our substantial obligations arising from our indebtedness could have other negative consequences to our shareholders, including harming our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development and redevelopment activities or other general corporate purposes, and limiting our ability to enter into hedging transactions with counterparties.

We require significant cash flows to satisfy our debt obligations. If we are unable to satisfy these obligations, we might default or be constrained from using our cash flow for other purposes.

Our substantial indebtedness involves significant obligations for the payment of interest and principal. Also, as of December 31, 2008, we had $408.0 million of variable rate debt, not including any variable rate debt held by our unconsolidated partnerships. Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders. These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity. Such significant payment obligations might also limit our flexibility to plan for or react to changes in business and economic conditions, and make us more vulnerable to the current or any future downturn in our business or the economy generally.

The current downturn in the overall economy and the recent disruptions in the financial markets might adversely affect our cash flows from operations.

The current downturn in the overall economy and the recent disruptions in the financial markets have reduced consumer confidence in the economy and negatively affected consumer spending on retail goods, and have consequently decreased the revenue generated by our properties. The poor operating performance of retailers has resulted in delays or cancellations of the openings of new retail stores at our properties and of lease renewals and has impaired the ability of our current tenants to meet their obligations to us, which could adversely affect our ability to meet our debt service requirements, comply with the covenants under our Credit Facility, make capital expenditures, generate cash flow and make distributions to shareholders. These conditions could have a material adverse effect on our financial condition and results of operations. There can be no assurance that current and future government responses to the disruptions in the economy and in the financial markets will restore consumer confidence and consumer spending on retail goods in a timely manner, or at all.

Payments by our direct and indirect subsidiaries of dividends and distributions to us might be adversely affected by their obligations to make prior payments to the creditors of these subsidiaries.

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

In addition, we will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of such subsidiary only after the claims of the creditors, including trade creditors, of that subsidiary are satisfied. Our shareholders, in turn, will have the right to participate in any distribution of our assets upon our liquidation, reorganization or insolvency only after the claims of our creditors, including trade creditors, are satisfied.

The profitability of each partnership we enter into with third parties that has short-term financing or debt requiring a balloon payment is dependent on the availability of long-term financing on satisfactory terms. If satisfactory long-term financing is not available, we might have to rely on other sources of short-term financing or equity contributions. Although these partnerships are not wholly-owned by us, we might be required to pay the full amount of any obligation of the partnership, or we might elect to pay all of the obligations of such a partnership to protect our equity interest in its properties and assets. This could cause us to utilize a substantial portion of our liquidity sources or funds from operations and could have a material adverse effect on our operating results and reduce amounts available for distribution to shareholders.

Some of our properties are owned or ground-leased by subsidiaries that we created solely to own or ground-lease those properties. The mortgaged properties and related assets are restricted solely for the payment of the related loans and are not available to pay our other debts, which could impair our ability to borrow, which in turn could have a material adverse effect on our operating results and reduce amounts available for distribution to shareholders.

Our hedging arrangements might not be successful in limiting our risk exposure, and we might be required to incur expenses in connection with these arrangements or their termination that could harm our results of operations or financial condition.

From time to time, we use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We cannot assure you that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements. In addition, although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty might fail to honor its obligations, particularly given current market conditions.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

Any tenant bankruptcies or other financial difficulties or leasing delays or terminations we encounter could adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. See “Item 2. Properties – Major Tenants.” Given current conditions in the capital markets, retailers that have sought protection from creditors under bankruptcy law have had difficulty in some instances in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, we might modify lease terms in ways that are less favorable to us.

If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, or at all. In addition, this could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. Any unsecured claim we hold might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. Tenant bankruptcies and liquidations have adversely affected and given current economic conditions, are likely, in the future to adversely affect our financial condition and results of operations. In 2008, our expenses associated with tenant bankruptcies were $3.1 million, with 13 tenants in our portfolio filing for bankruptcy protection during the year, including Circuit City Stores, Steve & Barry’s, K.B. Toys, Friedman’s Jewelers, Whitehall Jewelers and B. Moss.

Rising operating expenses, certain lease provisions and decreased occupancy could reduce our cash flow and funds available for future distributions.

Our properties are, and any properties we acquire in the future will be, subject to operating risks common to real estate in general, any or all of which might negatively affect us. The properties are subject to the risk of increases in common area maintenance (CAM) and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which could adversely affect our results of operations and limit our ability to make distributions to shareholders.

Our leases typically provide that the tenant is liable for a portion of CAM and other operating expenses. If these expenses increase, then the tenant’s portion of such expenses also increases. An increasing number of our leases do not provide separately for expense reimbursement, or are leases providing for fixed CAM or capped CAM. In these cases, a tenant will pay a single specified rent amount, or a set expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This could adversely affect our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, including in connection with the redevelopment of the property, we would be required to pay the portion of the expenses allocable of the vacant space that is otherwise typically paid by our tenants, which would harm our operating results and our ability to make distributions to shareholders.

Our investments in redeveloping older properties and developing new properties could be subject to higher costs, delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

As a key component of our long term growth strategy, we plan to continue to redevelop existing properties and develop new properties, and we might develop or redevelop other projects as opportunities arise, subject to the current difficult economic, capital market and retail industry conditions, which have led to tight credit, low liquidity, increased defaults and bankruptcies, lower consumer confidence and lower business and consumer spending. We are adjusting our growth strategy in light of these conditions, and anticipate longer times until stabilization and potentially lower investment returns. Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which could harm our results of operations. As of December 31, 2008, we were engaged in the redevelopment of five consolidated mall properties and the development of four development properties and the management of two operating properties with ongoing development activities. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	inability to reach projected occupancy, rental rates, profitability, and investment return;

•

higher than estimated construction costs or financing costs, cost overruns and timing delays due to lack of availability of materials and labor, weather conditions, environmental requirements, tenant decision delays and other factors outside our control, which might make a project less profitable or unprofitable;

•	inability to obtain, or delays in obtaining, required zoning, occupancy and other governmental approvals;

•

inability to obtain, or to obtain on favorable terms, or delays in obtaining, anchor tenant, mortgage lender, in-line tenant, joint venture partner or other property partner approvals if applicable, for redevelopments (particularly, in the case of anchor tenants, management changes following mergers and other reorganizations and of limited management resources);

•

inability, in light of the current economic downturn, to obtain permanent financing upon completion of development or redevelopment activities or to refinance construction loans, which are generally recourse to us; and

•	expenditure of money and time on projects that might be significantly delayed or might never be completed.

We might elect not to proceed with certain development projects. In general, when a project is abandoned, the expensing of development costs for abandoned development projects will be accelerated to the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.

In the event of an unsuccessful development project, our loss could exceed our investment in the project.

We might be unable to manage effectively our simultaneous redevelopment projects and our new development projects, including any proposed mixed use projects, which could affect our financial condition and results of operations.

We are currently engaged in the simultaneous redevelopment, to varying degrees, of some of our mall properties, as well as some new development projects. The complex nature of these redevelopment and development projects calls for substantial management time, attention and skill. We might not have sufficient management resources to effectively manage our current redevelopment and development projects simultaneously, which might delay or inhibit the successful completion of these projects. Also, some of our redevelopment and development projects currently or in the future might involve mixed uses of the properties, including residential, office, and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. The lack of sufficient management resources, or of the necessary skill sets to execute our plans, could delay or prevent us from realizing our expectations with respect to these projects and could adversely affect our results of operations and financial condition.

The valuation and accounting treatment of certain long-lived or intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. The current downturn in the economy and the recent disruptions in the financial markets have negatively affected consumer spending on retail goods and have consequently decreased the estimated cash flows generated by our properties, and might cause further decreases in the future. Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that goodwill and certain intangible assets be tested annually for impairment or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of real estate investments are related intangibles or goodwill or certain intangible assets exceed estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize an impairment. Any such impairment is required to be recorded as a noncash operating loss.

Our 2008 impairment analysis resulted in noncash impairment charges on goodwill and certain development projects of $27.6 million, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of December 31, 2008. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Asset Impairments.”

There is a concentration of our retail properties in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.

Our retail properties currently are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including several properties in the Philadelphia, Pennsylvania area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in Pennsylvania or in the Mid-Atlantic region, our results of operations will be affected to a greater degree than companies that do not have a concentration in this region. If the sales of stores operating at our properties were to decline significantly due to adverse conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders would be adversely affected.

Changes in the retail industry, particularly among retailers that serve as anchor tenants, could adversely affect our results of operations.

The income we generate from our retail properties depends in part on the ability of our anchor tenants to attract customers to our properties. The ability of anchor tenants to attract customers to a property has a significant effect on the ability of the property to attract in-line tenants and, consequently, on the revenue generated by the property. In recent years, the retail industry and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes, consolidation and other ownership changes. Recent combinations of retailers that serve as anchor tenants are expected to offer these companies even greater economies of scale, increasing their leverage with suppliers, including landlords, and enabling them to be more efficient. These transactions and any similar transactions in the future might result in the restructuring of these companies, which could include closures or sales of anchor stores operated by them. The closure of an anchor store or a large number of anchor stores might have a negative effect on a property and our results of operations. In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor’s lease is terminated or it otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or in-line store in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations. In August 2008, anchor tenant Boscov’s, Inc. filed for bankruptcy protection. In connection with the bankruptcy process, Boscov’s assumed its eight leases at properties where it was already operating, and terminated two of its agreements to open new stores at two other properties. We are currently reviewing the alternatives for an appropriate way to utilize the vacant anchor space at those two properties.

We have invested and expect to invest in the future in partnerships with third parties to acquire or develop properties, and we might not control the management, redevelopment or disposition of these properties, or we might be exposed to other risks.

We have invested and expect to invest in the future as a partner with third parties in the acquisition of existing properties or the development of new properties, in contrast to acquiring properties or developing projects on our own. Entering into partnerships with third parties involves risks not present where we act alone, in that we might not have exclusive control over the acquisition, development, redevelopment, financing, leasing, management, budget-setting and other aspects of the property or project. These limitations might adversely affect our ability to develop, redevelop or sell these properties at the most advantageous time for us. Also, there might be restrictive provisions and rights that apply to sales or transfers of interests in our partnership properties, which might require us to make decisions about buying or selling interests at a disadvantageous time.

Some of our retail properties are owned by partnerships in which we are a general partner. Under the terms of those partnership agreements, major decisions, such as a sale, lease, refinancing, redevelopment, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners. Accordingly, because decisions must be unanimous, necessary actions might be delayed significantly and it might be difficult or even impossible to remove a partner that is serving as the property manager. We might not be able to favorably resolve any conflicts which arise with respect to such decisions, or we might have to provide financial or other inducements to our partners to obtain a resolution. In cases where we are not the controlling partner or where we are only one of the general partners, there are many decisions that do not relate to fundamental matters that do not require our approval and that we do not control. Also, in cases in which we serve as managing general partner of the partnerships that own our properties, we might have certain fiduciary responsibilities to the other partners in those partnerships.

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

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

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

We face competition for the acquisition of properties, development sites and other assets, which might impede our ability to make future acquisitions or might increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Given the current economic, capital market and retail industry conditions, however, there has been substantially less acquisition activity in recent quarters. When we seek to make acquisitions, these competitors might drive up the price we must pay for properties, parcels, other assets or other companies, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher price for a property, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might impede our growth.

Acquisitions of retail properties have been an important component of our growth strategy. However, given the current economic, capital market and retail industry conditions, we expect our acquisition activities to be limited by the availability of debt or equity capital to fund such efforts. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy. We must also typically obtain financing, and it must be on terms that are acceptable to us. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.” We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. An inability to identify or consummate acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.

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

•	we might experience difficulties and incur unforeseen expenses in connection with assimilating and retaining employees working at acquired properties, and in assimilating any acquired properties;

•	we might experience problems and incur unforeseen expenses in connection with upgrading and expanding our systems and processes; and

•	we might incur unexpected liabilities in connection with the properties and businesses we acquire.

If we fail to successfully integrate any properties, portfolios, assets or companies we acquire, or fail to effectively handle our increased operations or realize the intended benefits of any such transactions, our financial condition and results of operations, and our ability to make distributions to shareholders, might be adversely affected.

Our business could be harmed if Ronald Rubin, our chairman and chief executive officer, or other members of our senior management team terminate their employment with us.

Our future success depends, to a meaningful extent, upon the continued services of Ronald Rubin, our chairman and chief executive officer, and the services of our corporate management team (including the four-person Office of the Chairman that, in addition to Ronald Rubin, consists of George F. Rubin, Edward A. Glickman and Joseph F. Coradino). These executives have substantial experience in managing, developing and acquiring retail real estate. Although we have entered into employment agreements with Ronald Rubin and certain other members of our corporate management team, they could elect to terminate those agreements at any time. In addition, although we have purchased a key man life insurance policy in the amount of $5.0 million to cover Ronald Rubin, we cannot assure you that this would compensate us for the loss of his services. The loss of services of one or more members of our corporate management team could harm our business and our prospects.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose invested capital and anticipated profits.

There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters and lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expense to repair or rebuild the property. These types of events could adversely affect our cash flow, results of operations and ability to make distributions to shareholders.

We might incur costs to comply with environmental laws, which could have an adverse effect on our results of operations.

Under various federal, state and local laws, ordinances, regulations and case law, an owner, former owner or operator of real estate might be liable for the costs of removal or remediation of hazardous or toxic substances present at, on, under, in or released from its property, regardless of whether the owner, operator or other responsible party knew of or was at fault for the release or presence of hazardous or toxic substances. The responsible party also might be liable to the government or to third parties for substantial property damage, investigation costs and clean up costs. Even if more than one person might have been responsible for the contamination, each person covered by the environmental laws might be held responsible for all of the clean-up costs incurred. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. In connection with our ownership, operation, management, development and redevelopment of properties, or any other properties we acquire in the future, we might be liable under these laws and might incur costs in responding to these liabilities, which could have an adverse effect on our results of operations. See “Item 1. Business—Environmental.” Contamination might also adversely affect our ability to sell or lease real estate or borrow with real estate as collateral.

Inflation may adversely affect our financial condition and results of operations.

Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in property operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover property operating expenses from tenants, could increase property operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation could also result in increases in market interest rates, which would increase the borrowing costs associated with our existing or any future variable rate debt.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

We are subject to risks that affect the retail real estate environment generally.

Our business focuses on retail real estate, predominantly malls and strip and power centers. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. Currently, we face significant challenges because the downturn in the overall economy and the disruptions in the financial markets have reduced consumer confidence and negatively affected consumer spending on retail goods. In general, a number of factors can affect the income generated by a retail property, or the value of a property, including a downturn in the national, regional or local economy or consumer confidence or spending, which could result from plant closings, local industry slowdowns, higher energy or fuel costs, adverse weather conditions, natural disasters, terrorist activities and other factors, which tend to reduce consumer spending on retail goods; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; changes in operating costs, such as real estate taxes, utility rates and insurance premiums; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers; changes in laws and regulations applicable to real property, including tax and zoning laws; and changes in interest rate levels and the cost and availability of financing. Changes in one or more of these factors can lead to a decrease in the revenue generated by our properties and can have a material adverse effect on our financial condition and results of operations.

Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited, particularly given current economic, capital market and retail industry conditions. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, current economic and capital market conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing.

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

•	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

(2)	Our trust agreement permits our Board of Trustees to issue preferred shares with terms that might discourage a third party from acquiring our Company. Our trust agreement permits our Board of Trustees to create and issue multiple classes and series of preferred shares, and classes and series of preferred shares having preferences to the existing shares on any matter, without a vote of shareholders, including preferences in rights in liquidation or to dividends and option rights, and other securities having conversion or option rights. Also, the Board might authorize the creation and issuance by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities might provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of discouraging, delaying or preventing a change in control over us, even if a change in control were in our shareholders’ interest or would give the shareholders the opportunity to realize a premium over the then-prevailing market price of our securities.

(3)	Advance Notice Requirements for Shareholder Nominations of Trustees. Our advance notice procedures with regard to shareholder proposals relating to the nomination of candidates for election as trustees require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the anniversary date of the prior year’s meeting (or within 10 business days of the day notice is given of the annual meeting date, if the annual meeting date is not within 30 days of the anniversary date of the immediately preceding annual meeting).

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

As the general partner of PREIT Associates, we have agreed to indemnify certain former property owners, including some who have become limited partners of PREIT Associates, against tax liabilities that they might incur if we sell a property in a taxable transaction or significantly reduce the debt secured by a property acquired from them within a certain number of years after we acquired it. In some cases, these agreements might make it uneconomical for us to sell or refinance these properties, even in circumstances in which it otherwise would be advantageous to do so, which could harm our ability to address liquidity needs in the future or otherwise harm our financial condition.

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

As is the case with other publicly traded companies, a number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•

Increases in market interest rates, relative to the dividend yield on our shares or the interest rate on our Exchangeable Notes. If market interest rates go up, prospective purchasers of our securities might require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute to shareholders and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution to our shareholders. Thus, higher market interest rates could cause the market price of our shares to go down.

•

A decline in the anticipated benefits of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions).

•

Perception by market professionals and participants of REITs generally and REITs in the retail sector in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on acquiring retail centers in the future.

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

A recent accounting rule change for certain convertible debt instruments increases significantly the non-cash interest expense associated with our outstanding Exchangeable Notes and adversely affects our results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new FASB Staff Position (“FSP”) that affects the accounting treatment for convertible debt instruments, such as our outstanding Exchangeable Notes, that may be settled wholly or partly in cash. The FSP requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component, and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value is then be required to be amortized to interest expense using the interest method. The FSP became effective January 1, 2009. We expect an increase in our non-cash interest expense associated with our Exchangeable Notes that were issued in May 2007, including non-cash interest expense for prior periods as a result of its retrospective application. The Exchangeable Notes had $241.0 million aggregate principal amount outstanding as of December 31, 2008.

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

If we were to fail to qualify as a REIT, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Also, unless the Internal Revenue Service granted us relief under statutory provisions, we would remain disqualified from treatment as a REIT for the four taxable years following the year during which we first failed to qualify. The additional tax incurred at regular corporate rates would significantly reduce the cash flow available for distribution to shareholders and for debt service. In addition, we would no longer be required to make any distributions to shareholders. If there were a determination that we do not qualify as a REIT, there would be a material adverse effect on our results of operations and there could be a material reduction in the value of our common shares.

We might be unable to comply with the strict income distribution requirements applicable to REITs, or compliance with such requirements could adversely affect our financial condition or cause us to forego otherwise attractive opportunities.

To obtain the favorable tax treatment associated with qualifying as a REIT, in general, we are required each year to distribute to our shareholders at least 90% of our net taxable income. In addition, we are subject to a tax on any undistributed portion of our income at regular corporate rates and might also be subject to a 4% excise tax on this undistributed income. We could be required to seek to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT, even if conditions are not favorable for borrowing, which could adversely affect our financial condition and results of operations. In addition, compliance with these REIT requirements might cause us to forego opportunities we would otherwise pursue.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

RETAIL PROPERTIES

As of December 31, 2008, we owned interests in 52 operating retail properties containing an aggregate of approximately 34.6 million square feet (including space owned by anchors). As of December 31, 2008, we and partnerships in which we own an interest owned approximately 26.5 million square feet of space at the 52 operating retail properties. PREIT Services currently manages 46 of these properties, 45 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not wholly owned by us. The remaining five properties are also owned by partnerships that are not wholly owned by us and are managed by our partners, or by an entity we or our partners designated.

Total occupancy in our consolidated malls, including only space we own, was 89.6% as of December 31, 2008. In-line occupancy in our consolidated malls was 86.5% as of that date, and occupancy in our consolidated strip and power centers was 99.4% as of that date.

Total occupancy in our unconsolidated malls, including only space owned by the partnerships in which we own an interest, was 91.8% as of December 31, 2008. In-line occupancy in our unconsolidated malls was 89.6% as of that date, and occupancy in our unconsolidated strip and power centers was 95.6% as of that date.

Total occupancy in all of our malls, including only space we and partnerships in which we own an interest own, was 89.7% as of December 31, 2008. In-line occupancy in all of our malls was 86.7% as of that date, and occupancy in all of our strip and power centers was 97.6% as of that date.

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

The following tables present information regarding our retail properties as of December 31, 2008. We refer to the total retail space of these properties, including anchors and in-line stores, as “Total Square Feet,” and the portion that we own as “Owned Square Feet.”

Consolidated Retail Properties

Property/Location (1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet (3)	Year Built / Last Renovated	% of Owned Square Feet Leased (4)	Anchors /Major Tenants (5)
MALLS
Beaver Valley Mall Monaca, PA	100%	1,160,689	955,919	1970/1991	93.4%	Boscov’s JCPenney Macy’s Sears
Capital City Mall Camp Hill, PA	100%	608,911	488,911	1974/2005	98.3%	JCPenney Macy’s Sears
Chambersburg Mall Chambersburg, PA	100%	454,350	454,350	1982	83.7%	Bon-Ton Burlington Coat Factory JCPenney Sears
Cherry Hill Mall Cherry Hill, NJ	100%	1,036,832	557,947	1961/1990	90.0%	Container Store Crate and Barrel JCPenney Macy’s
Crossroads Mall (6) Beckley, WV	100%	451,776	451,776	1981	88.7%	Belk JCPenney Sears
Cumberland Mall Vineland, NJ	100%	942,203	668,973	1973/2003	82.0%	Best Buy Boscov’s BJ’s Home Depot JCPenney
Dartmouth Mall Dartmouth, MA	100%	671,081	531,081	1971/2000	97.4%	JCPenney Macy’s Sears
Exton Square Mall (6) Exton, PA	100%	1,086,892	809,424	1973/2000	92.6%	Boscov’s JCPenney K-Mart Macy’s Sears
Francis Scott Key Mall Frederick, MD	100%	706,195	566,862	1978/1991	93.2%	Barnes & Noble JCPenney Macy’s Sears Value City Furniture
Gadsden Mall Gadsden, AL	100%	504,194	504,194	1974/1990	91.3%	Belk JCPenney Sears
The Gallery at Market East (6) (7) Philadelphia, PA	100%	852,633	852,633	1977/1990	52.6%	Burlington Coat Factory

Property/Location (1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet (3)	Year Built / Last Renovated	% of Owned Square Feet Leased (4)	Anchors /Major Tenants (5)
Jacksonville Mall Jacksonville, NC	100%	489,575	489,575	1981/2008	98.2%	Belk JCPenney Sears
Logan Valley Mall Altoona, PA	100%	778,385	778,385	1960/1997	96.7%	JCPenney Macy’s Sears
Lycoming Mall Pennsdale, PA	100%	835,238	715,238	1978/2007	97.2%	Best Buy Bon-Ton Borders Burlington Coat Factory Dick’s Sporting Goods JCPenney Macy’s (8) Sears
Magnolia Mall Florence, SC	100%	621,133	621,133	1979/2007	97.1%	Belk Best Buy Dick’s Sporting Goods JCPenney Sears
Moorestown Mall Moorestown, NJ	100%	1,061,996	740,796	1963/2008	89.4%	Boscov’s Lord & Taylor Macy’s Sears
New River Valley Mall Christiansburg, VA	100%	440,265	440,265	1988/2007	97.1%	Belk Dick’s Sporting Goods JCPenney Regal Cinemas Sears
Nittany Mall State College, PA	100%	532,160	437,160	1968/1990	94.3%	Bon-Ton JCPenney Macy’s (8) Sears
North Hanover Mall Hanover, PA	100%	365,216	365,216	1967/1999	92.6%	Dick’s Sporting Goods JCPenney Sears
Orlando Fashion Square (6) Orlando, FL	100%	1,081,430	925,854	1973/2003	91.0%	Dillard’s JCPenney Macy’s Sears
Palmer Park Mall Easton, PA	100%	457,694	457,694	1972	96.7%	Bon-Ton Boscov’s
Patrick Henry Mall Newport News, VA	100%	714,830	574,830	1988/2005	97.2%	Borders Dick’s Sporting Goods Dillard’s JCPenney Macy’s
Phillipsburg Mall Phillipsburg, NJ	100%	578,925	578,925	1989/2003	91.4%	Bon-Ton JCPenney Kohl’s Sears

Plymouth Meeting Mall (6) Plymouth Meeting, PA	100%	862,652	648,017	1966/1999	82.4%	AMC Theater Boscov’s Macy’s
The Mall at Prince Georges Hyattsville, MD	100%	913,968	913,968	1959/2004	96.7%	JCPenney Macy’s Marshalls Ross Dress for Less Target
South Mall Allentown, PA	100%	405,233	405,233	1975/1992	91.3%	Bon-Ton Stein Mart
Uniontown Mall (6) Uniontown, PA	100%	698,164	698,164	1972/1990	94.2%	Bon-Ton Burlington Coat Factory JCPenney Roomful Express Furn. Sears Teletech Customer Care
Valley Mall Hagerstown, MD	100%	905,698	662,298	1974/1999	98.2%	Bon-Ton JCPenney Macy’s Sears
Valley View Mall La Crosse, WI	100%	598,171	343,575	1980/2001	93.2%	Barnes & Noble Herberger’s JCPenney Macy’s Sears
Viewmont Mall Scranton, PA	100%	747,194	627,194	1968/2006	97.9%	JCPenney Macy’s Sears
Voorhees Town Center (6) Voorhees, NJ	100%	665,867	269,084	1970/2007	67.4%	Boscov’s Macy’s
Washington Crown Center Washington, PA	100%	676,136	536,041	1969/1999	85.5%	Bon-Ton Gander Mountain Macy’s Sears
Willow Grove Park (7) Willow Grove, PA	100%	1,202,272	789,151	1982/2001	70.1%	Bloomingdale’s The Cheesecake Factory Macy’s Sears
Wiregrass Commons Dothan, AL	100%	638,554	306,402	1986/2008	57.9%	Belk Dillard’s JCPenney
Woodland Mall Grand Rapids, MI	100%	1,189,363	464,177	1968/1998	90.3%	Apple JCPenney Kohl’s Macy’s Sears
Wyoming Valley Mall Wilkes-Barre, PA	100%	915,739	915,739	1971/2006	91.4%	Bon-Ton JCPenney Macy’s Sears

POWER CENTERS
Christiana Center Newark, DE	100%	302,409	302,409	1998	98.8%	Costco Dick’s Sporting Goods
Creekview Warrington, PA	100%	425,002	136,086	2001	100.0%	Genuardi’s Lowe’s Target
Monroe Marketplace Selinsgrove, PA	100%	374,972	248,130	2008	100.0%	Bed, Bath & Beyond Best Buy Dick’s Sporting Goods Giant Food Store Kohl’s Target
New River Valley Center Christiansburg, VA	100%	165,248	165,248	2007	100.0%	Bed, Bath & Beyond Best Buy Staples
Northeast Tower Center Philadelphia, PA	100%	476,149	300,838	1997	100.0%	Home Depot Raymour & Flanigan Wal-Mart
Paxton Towne Centre Harrisburg, PA	100%	717,518	444,460	2001	100.0%	Costco Kohl’s Target Weis Markets
Sunrise Plaza Forked River, NJ	100%	235,974	235,974	2007	98.1%	Home Depot Kohl’s
STRIP CENTERS
Crest Plaza Allentown, PA	100%	257,048	113,918	1959/2003	100.0%	Target Weis Market
The Commons at Magnolia Florence, SC	100%	232,794	106,594	1991/2002	95.6%	Bed, Bath & Beyond Goody’s Target

Total	100%	30,038,728	23,599,841		90.5%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.
(4)	Percentage of owned square feet leased is calculated based only on space owned by us and excludes space owned by tenants or other lessors .
(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.
(6)	The underlying land at this property is subject to a ground lease.
(7)

The owned square feet for The Gallery at Market East and Willow Grove Park includes former Strawbridge’s department store buildings that are currently vacant. These vacant department stores represent 38.5% and 27.7% of owned square feet for The Gallery at Market East and Willow Grove Park, respectively.

(8)

Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

Unconsolidated Operating Properties

Property/Location (1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet (3)	Year Built / Last Renovated	% of Owned Square Feet Leased (4)	Anchors /Major Tenants (5)
MALLS
Lehigh Valley Mall Allentown, PA	50%	1,156,921	784,935	1960/1997	93.2%	Barnes & Noble Boscov’s JCPenney Macy’s
Springfield Mall Springfield, PA	50%	588,957	221,781	1974/1997	86.7%	Macy’s

POWER CENTERS
Metroplex Shopping Center Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Giant Food Store Lowe’s Target
The Court at Oxford Valley Langhorne, PA	50%	704,526	456,903	1996	98.3%	Best Buy BJ’s Dick’s Sporting Goods Home Depot
Red Rose Commons Lancaster, PA	50%	463,042	263,452	1998	99.9%	Home Depot Weis Markets
Whitehall Mall Allentown, PA	50%	557,078	557,078	1964/1998	88.5%	Bed, Bath & Beyond Kohl’s Sears

STRIP CENTERS
Springfield Park Springfield, PA	50%	272,640	126,971	1997/1998	90.9%	Bed, Bath & Beyond LA Fitness Target

Total		4,521,354	2,888,581		94.3%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.
(4)	Percentage of owned square feet leased is calculated based only on space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.
(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining. The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties as of December 31, 2008:

Tenant Name	# of Stores (1)	GLA (2)	% of GLA
Bed, Bath & Beyond	9	276,398	0.8%
Belk, Inc.	8	522,721	1.5%
Best Buy Co., Inc.
Best Buy	7	230,401
Best Buy Mobile	3	4,714

Total Best Buy Co., Inc.	10	235,115	0.7%
BJ’s Wholesale Club, Inc.	2	234,761	0.7%
The Bon-Ton Stores, Inc.
Bon-Ton	13	1,008,613
Herberger’s	1	41,344

Total The Bon-Ton Stores, Inc.	14	1,049,957	3.0%
Boscov’s Department Stores	9	1,453,574	4.2%
Burlington Coat Factory	6	368,162	1.1%
Carmike Cinemas, Inc.	4	123,972	0.4%
Costco Wholesale Corporation	2	289,447	0.8%
Dick’s Sporting Goods, Inc.	10	485,893	1.4%
Dillard’s, Inc.	3	471,494	1.4%
Gander Mountain	1	83,835	0.2%
Giant Food Stores	2	146,685	0.4%
Hollywood Theaters, Inc.	1	54,073	0.2%
The Home Depot, Inc.	5	666,829	1.9%
J.C. Penney Company, Inc.	30	3,194,515	9.2%
Kohl’s Corporation	6	486,571	1.4%
Lord & Taylor	1	121,200	0.4%
Lowe’s Cos., Inc.	2	326,483	0.9%
Macy’s, Inc.
Bloomingdale’s	1	237,537
Macy’s	25	4,047,291

Total Macy’s, Inc.	26	4,284,828	12.4%
Premier Cinema Corporation	1	51,412	0.1%
Regal Cinemas	3	151,566	0.4%
Sears Holding Corporation
K-Mart	1	96,268
Sears	29	3,581,967

Total Sears Holding Corporation	30	3,678,235	10.6%
Target Corporation	9	1,239,790	3.6%
Teletech Customer Care Management	1	64,964	0.2%
Wal-Mart Stores, Inc.	1	128,557	0.4%
Weis Markets, Inc.	3	183,520	0.5%

	199	20,374,557	59.0%

(1)

To qualify as a large format retailer or an anchor for inclusion in this table, a tenant must occupy at least 50,000 square feet or be part of a chain that has store formats in our portfolio of at least 50,000 square feet. This table lists all stores from such chains, regardless of the size of the individual stores.

(2)	Includes anchors that own their own space or lease from lessors other than us and do not pay rent to us.

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including those properties that are wholly-owned and those that are owned by partnerships, by annualized base rent as of December 31, 2008:

Primary Tenant (1)	Fixed Rent (Number of Stores)	Percentage Rent or Common Area Costs In Lieu of Fixed Rent (Number of Stores)	Total Stores	GLA of Stores Leased	Annualized Base Rent (2)
Gap, Inc.	46	7	53	659,885	$12,637
Foot Locker, Inc.	73	4	77	390,244	8,630
J.C. Penney Company, Inc.	24	6	30	3,194,515	7,596
Limited Brands, Inc.	57	15	72	322,099	7,410
American Eagle Outfitters, Inc.	42	1	43	225,699	6,362
Zale Corporation	78	1	79	61,547	5,585
Dick’s Sporting Goods, Inc.	9	1	10	485,893	5,475
Sears Holding Corporation	24	6	30	3,678,235	5,445
Sterling Jewelers, Inc.	44	0	44	67,216	5,068
Luxottica Group S.p.A.	53	1	54	126,246	4,163
Best Buy Co., Inc.	10	0	10	235,115	4,044
Regis Corporation	100	0	100	124,129	3,809
Abercrombie & Fitch Co.	19	0	19	130,211	3,775
Golden Gate Private Equity(3)	15	2	17	152,457	3,687
Hallmark Cards, Inc.	40	5	45	179,801	3,622
Transworld Entertainment Corp.	31	3	34	156,563	3,483
Borders Group, Inc.	25	4	29	213,654	3,464
Genesco Inc.	59	0	59	73,907	3,195
Aeropostale, Inc.	34	1	35	120,456	3,084
Pacific Sunwear of California	30	4	34	124,698	3,027

Total	813	61	874	10,722,570	$103,561

(1)	Tenant includes all brands and concepts of the tenant.
(2)	Includes our proportionate share of tenant rent (in thousands of dollars) from partnership properties based on our ownership percentage in the respective partnerships.
(3)	Includes 17 Express stores.

RETAIL LEASE EXPIRATION SCHEDULE – NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants of December 31, 2008 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Expiring Leases (1)	Annualized Base Rent of Expiring Leases (2)	Average Expiring Base Rent Per Square Foot	Percentage of Total Leased GLA Represented by Expiring Leases
2008 and Prior (3)	248	680,903	$15,389	$22.60	5.4%
2009	425	1,027,698	24,089	23.44	8.1%
2010	486	1,745,050	37,258	21.35	13.8%
2011	498	1,737,060	39,657	22.83	13.8%
2012	304	1,165,326	27,642	23.72	9.2%
2013	259	885,369	19,985	22.57	7.0%
2014	164	627,022	14,162	22.59	5.0%
2015	173	744,939	17,713	23.78	5.9%
2016	234	1,031,763	26,159	25.35	8.2%
2017	194	852,082	21,582	25.33	6.8%
2018	190	953,907	23,709	24.85	7.6%
Thereafter	91	1,159,766	19,920	17.18	9.2%

Total/Average	3,266	12,610,885	$287,264	$22.78	100.0%

(1)	Includes 177, 929 square feet for tenants that had filed for bankruptcy protection as of December 31, 2008 and have not yet assumed or rejected the original leases.
(2)

Includes our proportionate share of tenant rent (in thousands of dollars) from partnership properties that are not consolidated by us based on our ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rent as of December 31, 2008.

(3)	Includes all tenant leases that had expired and were on a month-to-month basis as of December 31, 2008.

RETAIL LEASE EXPIRATION SCHEDULE – ANCHORS

The following table presents scheduled lease expirations of anchor tenants as of December 31, 2008 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

Lease Expiration Year	Number of Leases Expiring	Approximate GLA of Expiring Leases (1)	Annualized Base Rent of Expiring Leases (2)	Average Expiring Minimum Rent psf	Percentage of Total Leased GLA Represented by Expiring Leases
2009	5	417,763	$1,174	$2.81	3.6%
2010	18	1,682,171	4,867	2.89	14.4%
2011	22	1,843,899	5,096	2.76	15.8%
2012	8	859,686	1,821	2.12	7.4%
2013	14	1,087,218	4,697	4.32	9.3%
2014	13	1,319,450	3,891	2.95	11.3%
2015	2	220,398	769	3.49	1.9%
2016	3	455,432	863	1.89	3.9%
2017	5	435,254	2,074	4.77	3.7%
2018	6	777,965	3,933	5.06	6.7%
Thereafter	25	2,556,394	10,114	3.96	22.0%

Total/Average	121	11,655,630	$39,299	$3.37	100.0%

(1)	Includes 54,096 square feet for a tenant that had filed for bankruptcy protection as of December 31, 2008 and has not assumed or rejected the lease.
(2)

Includes our proportionate share of tenant rent (in thousands of dollars) from partnership properties that are not consolidated by us based on our ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rent as of December 31, 2008.

DEVELOPMENT PROPERTIES

The ground-up development portion of our portfolio contains four properties in two states. Two of the development projects are classified as “mixed use” (a combination of retail and other uses), one project is classified as retail and one project is classified as “other.” For additional information regarding our development properties, see “Item 1. Business—Recent Developments—Development.”

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

In the normal course of business, we have been and might become involved in legal actions relating to the ownership and operation of our properties and the properties we manage for third parties. In management’s opinion, the resolutions of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

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

The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2008	$29.70	$22.00	$0.57
Quarter ended June 30, 2008	$27.88	$23.00	0.57
Quarter ended September 30, 2008	$24.29	$16.57	0.57
Quarter ended December 31, 2008	$19.86	$2.21	0.57

			$2.28

	High	Low	Dividend Paid
Quarter ended March 31, 2007	$45.66	$38.52	$0.57
Quarter ended June 30, 2007	$50.39	$42.64	0.57
Quarter ended September 30, 2007	$45.38	$34.37	0.57
Quarter ended December 31, 2007	$41.69	$28.48	0.57

			$2.28

As of December 31, 2008, there were approximately 3,500 holders of record of our common shares and approximately 19,000 beneficial holders of our common shares.

We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2009, our Board of Trustees declared a cash dividend of $0.29 per share payable in March 2009. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that our Board of Trustees deems relevant.

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

Unregistered Offerings

On or about October 23, 2008, December 18, 2008 and December 31, 2008, we issued 10,000, 17,405 and 10,000 common shares, respectively, in return for an equal amount of Class A Units. The shares were issued under exemptions provided by Section 4 (2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the fourth quarter of 2008 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2008	—	$—	—	$100,000,000
November 1 – November 30, 2008	—	—	—	$100,000,000
December 1 – December 31, 2008	—	—	—	$100,000,000

Total	—	$—	—

(1)

On December 21, 2007, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current year presentation.

(unaudited)	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2008	2007	2006	2005	2004
Operating Results:
Total revenue	$474,080	$466,572	$459,308	$428,875	$401,135
Gains on sales of real estate - continuing operations	$—	$2,310	$5,495	$10,111	$1,484
(Loss) income from continuing operations	$(10,380)	$17,283	$28,729	$49,191	$46,345
Gains (adjustment to gains) on discontinued operations	$—	$6,699	$1,414	$6,158	$(550)
Net (loss) income	$(10,380)	$23,161	$28,021	$57,629	$53,788
Dividends on preferred shares	$—	$(7,941)	$(13,613)	$(13,613)	$(13,613)
Net (loss allocable) income available to common shareholders	$(10,380)	$28,567	$14,408	$44,016	$40,175
(Loss) income from continuing operations per share – basic	$(0.30)	$0.57	$0.39	$0.96	$0.90
(Loss) income from continuing operations per share – diluted	$(0.30)	$0.57	$0.39	$0.94	$0.90
Net (loss) income per share - basic	$(0.30)	$0.73	$0.37	$1.19	$1.11
Net (loss) income per share - diluted	$(0.30)	$0.73	$0.37	$1.17	$1.10
Balance sheet data:
Investments in real estate, at cost	$3,708,048	$3,367,294	$3,132,370	$2,867,436	$2,533,576
Intangible assets, net	$68,296	$104,136	$139,117	$173,594	$171,850
Total assets	$3,444,277	$3,264,074	$3,145,609	$3,018,547	$2,731,403
Total debt, including debt premium	$2,571,796	$2,274,442	$1,932,719	$1,809,032	$1,472,214
Minority interest	$52,326	$55,256	$114,363	$118,320	$131,969
Shareholders’ equity	$634,516	$757,619	$929,300	$976,876	$1,004,466
Other data:
Cash flows from operating activities	$124,963	$149,486	$164,405	$130,182	$132,430
Cash used in investing activities	$(353,239)	$(242,377)	$(187,744)	$(326,442)	$(104,118)
Cash flows from (used in) financing activities	$210,137	$105,008	$16,299	$178,956	$(311,137)
Cash distributions per share - common	$2.28	$2.28	$2.28	$2.25	$2.16

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 56 properties in 13 states, including 38 shopping malls, 14 strip and power centers and four properties under development. The operating retail properties have a total of approximately 34.6 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 30.1 million square feet, of which we own approximately 23.6 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of December 31, 2008, held a 94.7% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 52 retail properties and one of the four ground-up development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We provide our management, leasing and real estate development services through PREIT Services, LLC, (“PREIT Services”) which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law. One of our long-term objectives is to obtain managerial control of as many of our assets as possible. Due to the nature of our existing partnership arrangements, we cannot anticipate when this objective will be achieved, if at all.

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

Our net income available to common shareholders decreased by $38.9 million to a net loss allocable to common shareholders of $10.4 million for the year ended December 31, 2008 from net income available to common shareholders of $28.6 million for the year ended December 31, 2007. The decrease was affected by challenging conditions in the economy, the impairment of assets, the impact of the preferred share redemption in 2007 noted below, the effects of ongoing redevelopment initiatives, increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and increased property operating expenses compared to the year ended December 31, 2007. These decreases were offset by a gain on the extinguishment of debt in connection with a repurchase of a portion of our Exchangeable Notes outstanding.

Our net income available to common shareholders increased by $14.2 million to $28.6 million for the year ended December 31, 2007 from $14.4 million for the year ended December 31, 2006. The increase in our net income resulted primarily from the $13.3 million recorded in connection with our July 2007 redemption of our preferred shares, and a decrease in dividends paid on preferred shares as a result of the redemption. The preferred shares were issued in connection with our 2003 merger with Crown American Realty Trust and first became redeemable in July 2007. There were also higher gains on sales in 2007 than in 2006. Our net income was also affected by the changes to real estate revenue, property operating expenses, interest expense and depreciation and amortization expense resulting from the effect of new properties that we developed and began operating in 2007, and other properties that were in various stages of redevelopment in 2007 and 2006.

Current Economic Downturn, Our Capital Needs and Challenging Capital Markets Conditions

The downturn in the overall economy and the recent disruptions in the financial markets have reduced consumer confidence and negatively affected consumer spending on retail goods, and have decreased the revenue generated by our properties. In addition, credit markets have recently experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing.

Our capital strategy involves seeking the broadest range of funding sources (including commercial banks, institutional lenders, equity investors and joint venture partners) and funding vehicles (including mortgages, commercial loans and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments. See “Item 1. Business—Capital Strategy.” Subject to prevailing conditions in the real estate capital markets, we have attempted to place secured indebtedness on certain of our properties, and expect to continue to do so as opportunities arise. Executing this strategy has enabled us to leave a number of our other properties unencumbered. As we placed secured debt on certain of our properties, we have retained the cash flow from our other unencumbered assets.

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

Given current economic, capital market and retail industry conditions, and in light of our need for additional capital to complete construction of our redevelopment projects and of the leverage covenant in our Credit Facility, we anticipate employing one or more of the following measures, among others, in order to fund our capital needs or to reduce our debt and decrease our leverage ratio: (i) deferring development and redevelopment projects or other selected capital expenditures, (ii) making selective sales of assets, including outparcels, that we do not believe meet the financial or strategic criteria we apply, given economic, market and other circumstances, (iii) obtaining secured or unsecured indebtedness, (iv) forming joint ventures with institutional partners, private equity investors or other REITs, (v) repaying or repurchasing our outstanding debt and (vi) issuing equity, when warranted.

Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing on terms acceptable to us, or at all, which might negatively affect our ability to fund our redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could be less attractive and might require us to adjust our business plan accordingly. In addition, these factors might make it more difficult for us to sell properties or outparcels or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.”

2008 Acquisitions

In February 2008, we acquired a 49.9% ownership interest in Bala Cynwyd Associates, L.P. See “Related Party Transactions” for further information about this transaction.

In July 2008, we acquired a parcel in Lancaster, Pennsylvania for $8.0 million plus customary closing costs. We intend to develop this parcel into a 227,000 square foot power center that we have named Pitney Road Plaza.

2007 Acquisitions

In August 2007, we purchased a 116 acre land parcel in Monroe Township, Pennsylvania for $5.5 million. We had previously acquired an aggregate of approximately 10 acres on adjacent parcels. This property, which we named Monroe Marketplace, is currently operating with further development activity.

In August 2007, we purchased Plymouth Commons, a 60,000 square foot office building adjacent to Plymouth Meeting Mall, for $9.2 million.

2006 Acquisitions

In February 2006, we acquired 540 acres of land in Gainesville, Florida for $21.5 million, including closing costs. The acquired parcels are collectively known as “Springhills.”

In separate transactions from June 2006 to October 2006, we acquired the former Strawbridge’s department store buildings at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East from Federated Department Stores, Inc. (now named Macy’s, Inc.) following its merger with The May Department Stores Company for an aggregate purchase price of $58.0 million.

In connection with our merger (the “Merger”) with Crown American Realty Trust (“Crown”) in 2003, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that owned or ground leased 12 shopping malls. This retained interest was subject to a put-call arrangement between Crown’s former operating partnership and us. Pursuant to this arrangement, we had the right to require Crown’s former operating partnership to contribute the retained interest to us following the 36th month after the closing of the Merger (i.e., after November 20, 2006) in exchange for 341,297 additional units in PREIT

Associates (“OP Units”). We acquired these interests in December 2006. The value of the units issued was $13.4 million. As of the closing date of the transaction, Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership.

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

In December 2006, we sold a parcel at Voorhees Town Center in Voorhees, New Jersey to a residential real estate developer for $5.4 million. The parcel was subdivided from the retail property. We recorded a gain of $4.7 million on the sale of the parcel.

Valley View Downs

In September 2008, we entered into an Amendment Agreement with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) with respect to the development of a proposed harness racetrack and casino in western Pennsylvania (the “Project”) to be owned and operated by Valley View.

The Amendment Agreement amends the terms of the Binding Memorandum of Understanding dated October 7, 2004, as amended by Amendment No. 1 to the Binding Memorandum of Understanding dated October 1, 2007, among us, Valley View and Centaur (the “MOU”).

Pursuant to the Amendment Agreement, we will permit Centaur and Valley View to suspend any payments to us otherwise required by the MOU and the related development agreement until September 30, 2010. If there is a sale or other disposition by Valley View and Centaur of all or substantially all of their economic interest in the Project on or prior to September 30, 2010, we and Valley View have agreed (i) that we will accept a cash payment of $13.0 million to us in satisfaction of the obligations of Valley View to us under the MOU and development agreement, and (ii) upon such payment, the MOU and the development agreement will be terminated. If a disposition and payment do not occur on or prior to September 30, 2010, the obligations of Centaur and Valley View to make the payments to us required by the MOU and development agreement will be reinstated. In the fourth quarter of 2008, we recorded a $3.0 million impairment charge against the amounts we have spent in connection with the MOU and the fees that we earned under the development agreement. The decision was made following a downgrade in Centaur’s credit rating by major rating agencies, which caused us to conclude that there is significant uncertainty that we will recover the carrying amounts of the accounts receivable and the original investment associated with this project.

Valley View has obtained a harness racing license for the proposed racetrack and has applied for a license to operate a casino, but has advised us of the prospect of the sale or other disposition of its economic interest in the Project.

Development and Redevelopment

In 2008, we substantially completed our redevelopment work at Moorestown Mall in Moorestown, New Jersey and Jacksonville Mall in Jacksonville, North Carolina. We reached further milestones on the continuing redevelopment projects at several of the malls in our portfolio, including three of our largest projects: Cherry Hill Mall in Cherry Hill, New Jersey, Plymouth Meeting Mall in Plymouth Meeting, Pennsylvania and Voorhees Town Center in Voorhees, New Jersey.

In 2008, our redevelopment plans for Willow Grove Park in Willow Grove, Pennsylvania and North Hanover Mall in Hanover, Pennsylvania changed following the termination of agreements to open Boscov’s stores at those two properties. The agreements were terminated following the August 2008 Chapter 11 bankruptcy filing of that anchor tenant. We are currently reviewing the alternatives for an appropriate way to utilize the vacant anchor space.

The following table sets forth the amount of the currently estimated project cost and the amount invested as of December 31, 2008 for each ongoing redevelopment project:

Redevelopment Project	Estimated Project Cost	Invested as of December 31, 2008
Cherry Hill Mall	$218.0 million	$172.4 million
Plymouth Meeting Mall	96.6 million	81.9 million
Voorhees Town Center	83.0 million	60.2 million
The Gallery at Market East	81.6 million	57.7 million
Wiregrass Commons Mall	12.8 million	10.2 million

$382.4 million

We are engaged in the ground-up development of four retail and other mixed use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances. We also own and manage two properties that are now operating while some remaining development takes place. As of December 31, 2008, we had incurred $177.7 million of costs related to six projects (including Monroe Marketplace and Sunrise Plaza, which are operating but still under construction, and not including the effects of impairments totaling $18.8 million). The additional costs identified to date to complete Pitney Road Plaza are estimated to be $11.3 million in the aggregate (including costs already incurred). The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement in such projects.

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

The following table sets forth the amount of our intended investment and the amounts invested as of December 31, 2008 in each on-going ground-up development project:

Development Project	Estimated Project Cost	Invested as of December 31, 2008	Actual/Expected Initial Occupancy Date
Operating Properties:
Monroe Marketplace	$58.9 million	$56.0 million	2008
Sunrise Plaza (previously identified as Lacey Retail Center)(1)	39.9 million	37.0 million	2007
Development Properties:
Pitney Road Plaza	20.3 million	9.0 million	2009
White Clay Point (previously identified as New Garden Town Center)(2)	To be determined	42.8 million	To be determined
Springhills	To be determined	31.4 million	To be determined
Pavilion at Market East(3)	To be determined	1.5 million	To be determined

		$177.7 million

(1)

Amount invested as of December 31, 2008 does not reflect a $7.0 million impairment charge that we recorded in 2008. See the notes to our consolidated financial statements for further discussion of this charge.

(2)

Amount invested as of December 31, 2008 does not reflect a $11.8 million impairment charge that we recorded in 2008. See the notes to our consolidated financial statements for further discussion of this charge.

(3)	The property is unconsolidated. The amount shown represents our share.

In connection with our current ground-up development and our redevelopment projects, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2008, the unaccrued remainder to be paid against these contractual and other commitments was $86.7 million, which is expected to be financed through our Credit Facility or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $151.7 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for ten properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $1.0 million, $0.9 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, $0.3 million was due from the property-owning partnerships to PRI. Of this amount, approximately $0.2 million was collected subsequent to December 31, 2008.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. We have the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $174,000, $35,000 and $38,000 in the years ended December 31, 2008, 2007 and 2006, respectively, for flight time used by employees exclusively for Company-related business.

As of December 31, 2008, nine of our officers had employment agreements with terms of one year that renew automatically for additional one-year terms. Their previous employment agreements provided for aggregate base compensation for the year ended December 31, 2008 of $3.4 million, subject to increases as approved by our compensation committee in future years, as well as additional incentive compensation.

We have agreed to provide tax protection related to its acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

Bala Cynwyd Associates, L.P.

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

Ronald Rubin, George Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) own 100% of a limited partnership that owned 50% of the partnership interests in BCA immediately prior to closing. Immediately prior to closing, BCA redeemed the other 50% of the partnership interest, which was held by a third party. At the initial closing in February 2008 under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, we made a $3.9 million capital contribution to BCA. A second closing is expected to take place in March 2009 pursuant to a put/call arrangement, at which time we will acquire an additional 49.9% of the limited partner interest in BCA for $0.2 million in cash and OP Units valued in the first quarter of 2008 at approximately $3.6 million. A third closing is expected to occur pursuant to a put/call arrangement approximately one year after the second closing, at which time we will acquire the remaining interest in BCA for a nominal amount.

In accordance with our Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of our Board of Trustees considered and approved the terms of the BCA transaction, subject to final approval by our Board of Trustees. The disinterested members of our Board of Trustees approved the transaction.

As part of the BCA transaction, we and PREIT Associates have agreed to indemnify the Individuals from and against certain tax liabilities resulting from a sale of the office building that was involved in the BCA transaction during the eight years following the initial closing.

Subsequent to the first closing, PRI entered into a management agreement with BCA for the management of the Office Building.

Crown

In connection with the Merger, Crown’s former operating partnership retained an 11% interest in the capital and a 1% interest in the profits of two partnerships that owned or ground leased 12 shopping malls. The retained interests were subject to a put-call arrangement between Crown’s former operating partnership and us. Pursuant to this arrangement, we had the right to require Crown’s former operating partnership to contribute the retained interest to us following the 36th month after the closing of the Merger (i.e., after November 20, 2006), in exchange for 341,297 OP Units. We acquired these interests in December 2006. The value of the OP Units at closing was $13.4 million. As of the closing date of the transaction, Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership.

The exchange agreement for this transaction is based upon and consistent with the financial and other terms of a put-call arrangement, which was entered into by PREIT Associates and CAP in connection with the Merger and prior to Mark Pasquerilla serving as a trustee of the Company. The Board of Trustees of the Company, excluding Mr. Pasquerilla, reviewed, considered and approved the exchange agreement.

In connection with the Merger, we entered into a tax protection agreement with Mark E. Pasquerilla (one of our trustees) and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, we agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If we were to sell any of the protected properties during the first five years of the protection period, we would owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. We paid $2,000 and $8,000, to the Pasquerilla Group in 2008 and 2007 pursuant to this agreement, respectively.

Executive Separation

In 2006, we announced the retirement of Jonathan B. Weller, a Vice Chairman of the Company. In connection with Mr. Weller’s retirement, we entered into a Separation of Employment Agreement and General Release (the “Separation Agreement”) with Mr. Weller. Pursuant to the Separation Agreement, Mr. Weller also retired from our Board of Trustees and the Amended and Restated Employment Agreement by and between us and Mr. Weller dated as of January 1, 2004 was terminated. We recorded an expense of $4.0 million in connection with Mr. Weller’s separation from the Company. The expense included executive separation cash payments made to Mr. Weller along with the acceleration of the deferred compensation expense associated with the unvested restricted shares and the estimated fair value of Mr. Weller’s share of the 2005–2008 Outperformance Program (“OPP”) (see notes 9 and 11 to our consolidated financial statements). Mr. Weller exercised his outstanding options in August 2006.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2008, 2007 and 2006, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in note 1 to our consolidated financial statements.

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

Percentage rent represents rental income that the tenant pays based on a percentage of its sales, either as a percentage of their total sales or as a percentage of sales over a certain threshold. In the latter case, we do not record percentage rent until the sales threshold has been reached. Revenue for rent received from tenants prior to their due dates is deferred until the period to which the rent applies.

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain common area maintenance costs and real estate taxes. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, our income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. Subsequent to the end of the year, we prepare a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.

Payments made to tenants as inducements to enter into a lease are treated as deferred costs that are amortized as a reduction of rental revenue over the term of the related lease.

Lease termination fee income is recognized in the period when a termination agreement is signed, collectibility is assured, and we are no longer obligated to provide space to the tenant. In the event that a tenant is in bankruptcy when the termination agreement is signed, termination fee income is deferred and recognized when it is received.

We also generate revenue from the provision of management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenue or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities collectively are included in “Management company revenue” in the consolidated statements of income.

Fair Value

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; the standard does not require any new fair value measurements of reported balances.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We utilize the fair value hierarchy in our accounting for derivatives and in our impairment reviews of real estate assets and goodwill.

Asset Impairment

Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if our estimate of the aggregate future cash flows less estimated capital expenditures to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by us, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact our net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Our assessment of the recoverability of certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discontinued cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

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

We allocate purchase price to customer relationship intangibles based on our assessment of the value of such relationships.

Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We determined the fair value of our properties and the goodwill that is associated with the properties by applying a capitalization rate to our best estimate of projected income at those properties. We also consider factors such as property sales performance, market position and current and future operating results.

Assets Held for Sale and Discontinued Operations

The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs of such assets. We generally consider operating properties to be held for sale when they meet the criteria in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), which includes factors such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. If, in management’s opinion, the net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.

Assuming no significant continuing involvement, a sold operating real estate property is considered a discontinued operation. In addition, operating properties classified as held for sale are considered discontinued operations. Operating properties classified as discontinued operations are reclassified as such in the accompanying consolidated statement of income for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See note 2 to our consolidated financial statements for a description of the properties included in discontinued operations. Land parcels and other portions of operating properties, non-operating real estate and investments in partnerships are excluded from discontinued operations treatment.

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

We capitalize payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property or of an option to acquire the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired.

We capitalize salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

Tenant Receivables

We make estimates of the collectibility of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness and current economic and industry trends when evaluating the adequacy of the allowance for doubtful accounts. The receivables analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectibility. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct effect on our net income because higher bad debt expense results in less net income, other things being equal. For straight line rent, the collectibility analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008, 2007 and 2006

Overview

Our net income available to common shareholders decreased by $38.9 million to a net loss allocable to common shareholders of $10.4 million for the year ended December 31, 2008 from net income available to common shareholders of $28.6 million for the year ended December 31, 2007. The decrease was affected by challenging conditions in the economy, the impairment of assets, the impact of the preferred share redemption in 2007 noted below, the effects of ongoing redevelopment initiatives, increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and increased property operating expenses compared to the year ended December 31, 2007. These decreases were offset by a gain on the extinguishment of debt in connection with a repurchase of a portion of our Exchangeable Notes outstanding.

Our net income available to common shareholders increased by $14.2 million to $28.6 million for the year ended December 31, 2007 from $14.4 million for the year ended December 31, 2006. The increase in our net income resulted primarily from $13.3 million recorded in connection with our July 2007 redemption of our preferred shares, and a decrease in dividends paid on preferred shares as a result of the redemption. The preferred shares were issued in connection with our 2003 merger with Crown American Realty Trust and first became redeemable in July 2007. There were also higher gains on sales in 2007 than in 2006. Our net income was also affected by the changes to real estate revenue, property operating expenses, interest expense and depreciation and amortization expense resulting from the effect of new properties that we developed and began operating in 2007, and other properties that were in various stages of redevelopment in 2007 and 2006.

The table below sets forth certain occupancy statistics for properties that we consolidate as of December 31, 2008, 2007, and 2006:

	Consolidated Properties Occupancy as of December 31,
	2008	2007	2006
Retail portfolio weighted average:
Total including anchors	90.5%	90.6%	87.4%
Excluding anchors	87.6%	88.2%	86.8%
Enclosed malls weighted average:
Total including anchors	89.6%	90.1%	86.8%
Excluding anchors	86.5%	87.7%	86.1%
Strip and power center weighted average:	99.4%	96.6%	97.6%

The following table sets forth certain occupancy statistics for properties owned by partnerships in which we own a 50% interest as of December 31, 2008, 2007 and 2006:

	Partnership Properties Occupancy as of December 31,
	2008	2007	2006
Retail portfolio weighted average:
Total including anchors	94.3%	95.7%	96.3%
Excluding anchors	91.9%	93.9%	94.7%
Enclosed malls weighted average:
Total including anchors	91.8%	95.2%	96.2%
Excluding anchors	89.6%	93.8%	95.0%
Strip and power center weighted average:	95.6%	95.9%	96.4%

The following information sets forth our results of operations for the years ended December 31, 2008, 2007 and 2006:

(in thousands of dollars)	Year Ended December 31, 2008	% Change 2007 to 2008	Year Ended December 31, 2007	% Change 2006 to 2007	Year Ended December 31, 2006
Results of operations:
Real estate revenue	$469,581	2.2%	$459,596	1.0%	$454,878
Property operating expenses	(187,952)	4.2%	(180,419)	2.7%	(175,707)
Management company revenue	3,730	(15.6)%	4,419	82.5%	2,422
Interest and other income	769	(69.9)%	2,557	27.3%	2,008
General and administrative expenses	(40,324)	(2.6)%	(41,415)	8.4%	(38,193)
Executive separation	—	-%	—	-%	(3,985)
Abandoned project costs, income taxes and other	(1,534)	(21.1)%	(1,944)	165.2%	(733)
Impairment of assets	(27,592)	100%	—	—	—
Interest expense, net	(112,064)	13.4%	(98,860)	2.6%	(96,382)
Depreciation and amortization	(151,612)	14.7%	(132,184)	7.2%	(123,302)
Equity in income of partnerships	7,053	52.1%	4,637	(17.1)%	5,595
Gain on extinguishment of debt	29,278	100%	—	—	—
Gains on sales of interests in real estate	—	—	579	—	—
Gains on sales of non-operating real estate	—	—	1,731	(68.5)%	5,495
Minority interest	287	120.3%	(1,414)	(58.0)%	(3,367)

(Loss) income from continuing operations	(10,380)	(160.0)%	17,283	(39.8)%	28,729
Income (loss) from discontinued operations	—	-%	5,878	930.2%	(708)

Net (loss) income	$(10,380)	(144.8)%	$23,161	(17.3)%	$28,021

The amounts reflected as income from continuing operations in the table above reflect our consolidated properties, with the exception of properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue increased by $10.0 million, or 2%, in 2008 as compared to 2007, including an increase of $4.1 million from properties that were under development during 2007 that are now placed in service and an increase of $1.5 million from One Cherry Hill Plaza (acquired in February 2008). Real estate revenue from properties that were owned by us prior to January 1, 2007 increased by $4.4 million, primarily due to increases of $2.7 million in expense reimbursements, $2.5 million in lease termination revenue and $2.1 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, partially offset by decreases of $1.9 million in percentage rent and $1.0 million in other revenue.

Base rent increased primarily due to an increase in rental rates and increased occupancy at current redevelopment projects, including a $1.0 million increase at Voorhees Town Center, a $0.9 million increase at Plymouth Meeting Mall and a $0.7 million increase at Cherry Hill Mall. Additionally, base rent increased by $0.9 million at redevelopment projects completed during 2008 and 2007 due to an increase in rental rates and increased occupancy. These increases were partially offset by a $1.4 million decrease in base rent at our remaining properties due to decreases of $1.0 million in specialty leasing revenue, $0.9 million in straight line rent and $0.5 million in above/below market rent amortization, partially offset by increases of $0.6 million in minimum rent and $0.4 million in percentage of sales rent in lieu of minimum rent. Expense reimbursements increased by $2.7 million in 2008 as compared to 2007 due to higher reimbursable expenses, as discussed below under “Property Operating Expenses.” At many of our malls, we continued to see a lower proportion of expenses that were recovered during 2008. Our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for rent to be paid on the basis of a percentage of sales in lieu of minimum rent, and no contribution toward common area maintenance costs and real estate taxes. Also, new and renewal leases with tenants affected by redevelopments reflect rental concessions, including with respect to expense reimbursements. We expect the expense recovery amounts at the redevelopment properties to improve over the longer term as construction is completed, tenants take occupancy and our leasing leverage improves. Lease termination revenue increased by $2.5 million, primarily due to amounts received from two tenants during 2008.

Percentage rent decreased by $1.9 million due in part to a decrease in tenant sales from $349 per square foot in 2007 to $333 in 2008. Percentage rent also decreased in connection with a trend among certain tenants toward leases with slightly higher minimum rent and higher thresholds at which percentage rent begins. Other revenue decreased by $1.0 million in 2008 compared to 2007, including a $0.4 million decrease in marketing revenue, a $0.3 million decrease in gift card revenue and a $0.3 million decrease in ancillary revenue. These revenue decreases were offset by corresponding decreases of $0.5 million in marketing expense, $0.3 million in gift card expense and $0.3 million in ancillary expense, as discussed below under “Property Operating Expenses.”

We believe that the current downward trend in the overall economy and the recent disruptions in the financial markets have reduced consumer confidence in the economy and negatively affected consumer spending on retail goods, and have consequently decreased the demand for retail space and the revenue generated by our properties. The poor operating performance of retailers has resulted in delays or cancellations of the openings of new retail stores and renewals of existing leases at our properties and has impaired the ability of our current tenants to meet their obligations to us, which has and is anticipated to continue to adversely affect our ability to generate real estate revenue during the duration of the current downturn and disruptions.

Real estate revenue increased by $4.7 million, or 1%, in 2007 as compared to 2006. Real estate revenue from properties that were owned by us prior to January 1, 2006 increased by $4.2 million, primarily due to increases of $4.5 million in expense reimbursements and $3.4 million in base rent, partially offset by decreases of $1.6 million in other revenue, $1.2 million in lease termination revenue and $0.9 million in percentage rent. Of the increase in real estate revenue, $0.5 million is attributable to properties under development during 2006 that were placed in service in 2007.

Base rent increased primarily due to a $4.8 million increase in rental rates and increased occupancy at recently completed redevelopment projects. These increases were partially offset by decreases in base rent at Voorhees Town Center, Moorestown Mall and Plymouth Meeting Mall, three of the redevelopment properties that were active at that time, which had decreases of $1.2 million, $0.7 million and $0.6 million, respectively, as aggregate in-line occupied square feet at these three properties decreased by 9% as of December 31, 2007 as compared to December 31, 2006. Base rent increased by $1.1 million at our remaining properties due to increases of $0.7 million in specialty leasing revenue, $0.6 million in percentage of sales rent in lieu of minimum rent and $0.3 million in above/below market rent amortization, partially offset by a $0.5 million decrease in straight line rent. Expense reimbursements increased by $4.5 million in 2007 as compared to 2006 due in large part to higher reimbursable expenses, as discussed below under “Property Operating Expenses.”

Percentage rent was lower during 2007 as compared to 2006 primarily due to $0.5 million less in percentage rent from two tenants. Other revenue decreased by $1.6 million in 2007 compared to 2006, including a $0.6 million decrease in marketing revenue, a $0.3 million decrease in gift card revenue and a $0.3 million decrease in corporate sponsorship revenue. The decrease in marketing revenue was offset by a corresponding $0.6 million decrease in marketing expense, as discussed below under “Property Operating Expenses.” Other revenue decreased an additional $0.2 million due to a bankruptcy court distribution received from one tenant during 2006 that did not recur in 2007. Lease termination revenue decreased in 2007 to $1.6 million, primarily due to $1.2 million received from two tenants during 2006.

Property Operating Expenses

Property operating expenses increased by $7.5 million, or 4%, in 2008 as compared to 2007. Property operating expenses from properties that were owned by us prior to January 1, 2007 increased by $5.9 million, primarily due to a $2.5 million increase in common area maintenance expense, a $2.0 million increase in real estate tax expense and a $1.5 million increase in other operating expenses. Property operating expenses also included $0.6 million from properties that were under development during 2007 that are now placed in service and $1.0 million from One Cherry Hill Plaza (acquired in February 2008).

Common area maintenance expenses increased by $2.5 million, or 3%, in 2008 as compared to 2007, primarily due to increases of $2.3 million in repairs and maintenance expense, $0.6 million in loss prevention expense, $0.4 million in common area utility expense and $0.4 million in on-site management expense, partially offset by a $1.2 million decrease in snow removal expense. Repairs and maintenance expense and loss prevention expense increased primarily due to stipulated annual contractual cost increases. Snowfall amounts at our properties decreased in 2008 as compared to 2007, particularly at our properties located in Pennsylvania and New Jersey. Real estate tax expense increased by $2.0 million, primarily due to higher tax rates in the jurisdictions where properties are located. Other property operating expenses increased by $1.5 million, including a $2.1 million increase in bad debt expense, a $0.3 million increase in repairs and maintenance (non-recoverable) expense and a $0.2 million increase in vacant store utility expense. These increases were partially offset by decreases of $0.5 million in marketing expense, $0.3 million in gift card expense and $0.3 million in ancillary expense, offsetting the $1.0 million decrease in the associated revenue, as discussed above under “Real Estate Revenue.” The increase in bad debt expense was affected by a $1.3 million increase associated with tenant bankruptcy filings. In 2008, 13 tenants in our portfolio, operating an aggregate of 85 stores, filed for bankruptcy protection, compared with 11 tenants (15 stores) in 2007.

Property operating expenses increased by $4.7 million, or 3%, in 2007 as compared to 2006. Property operating expenses from properties that were owned by us prior to January 1, 2006 increased by $4.6 million, primarily due to a $4.2 million increase in common area maintenance expense, a $1.5 million increase in real estate tax expense and a $1.5 million increase in utility expense. These increases were partially offset by a $2.6 million decrease in other operating expenses. Of the increase in property operating expenses, $0.1 million is attributable to properties that were under development during 2006 and are now placed in service.

Common area maintenance expenses increased by $4.2 million, or 5%, in 2007 as compared to 2006, primarily due to increases of $1.7 million in snow removal expense, $1.1 million in loss prevention expense and $0.7 million in insurance expense. Snowfall amounts at our properties increased in 2007 as compared to 2006, particularly at our properties located in Pennsylvania and New Jersey. Loss prevention expense increased due to stipulated annual contractual cost increases and an increase in security levels at some of our properties. Real estate tax expense increased by $1.5 million, including a $0.6 million increase resulting from property value reassessments at three of our recently completed redevelopment properties. Utility expense increased by $1.5 million due to an increase in energy consumption at some of our properties as a result of colder temperatures. Other property operating expenses decreased by $2.6 million, including a $0.6 million decrease in marketing expenses, offsetting the $0.6 million decrease in marketing revenue, as discussed above under “Real Estate Revenue.” Other property operating expenses were also affected by a $0.6 million decrease in bad debt expense, a $0.5 million decrease in recoverable tenant service expense (which offset a $0.5 million decrease in recoverable tenant service revenue) and a $0.2 million decrease in gift card expense.

Management Company Revenue

Management company revenue decreased by $0.7 million, or 16%, in 2008 as compared to 2007. This decrease was primarily due to a $1.5 million one time payment received in 2007 in connection with a participation agreement with Swansea Mall in Swansea, Massachusetts, which we had managed for a third party, that did not recur.

Management company revenue increased by $2.0 million, or 82%, in 2007 as compared to 2006. This increase was primarily due to the $1.5 million Swansea Mall payment described above.

General and Administrative Expenses, Abandoned Project Costs, Income Taxes and Other Expenses

General and administrative expenses, abandoned project costs, income taxes and other expenses decreased by $1.5 million, or 3%, in 2008 as compared to 2007. The decrease was due to a $1.3 million decrease in net compensation expense related to decreased incentive compensation and a $0.2 million decrease in abandoned project costs.

General and administrative expenses, abandoned project costs, income taxes and other expenses increased by $4.4 million, or 11%, in 2007 as compared to 2006. This increase was due to a $3.4 million increase in compensation expense related to increased salaries and incentive compensation charges and a $1.2 million increase in abandoned project costs. These increases were offset by a $0.2 million decrease in other miscellaneous expenses.

Executive Separation

Executive separation expense in 2006 represented a $4.0 million expense related to separation costs associated with the retirement of one of the Company’s Vice Chairmen.

Interest Expense, Net

Interest expense increased $13.2 million, or 13%, in 2008 as compared to 2007. The increase was attributable to a $12.6 million increase related to new mortgage financings in 2008, a $2.7 million increase related to the Term Loan financing completed in September 2008 and a $2.4 million increase in Credit Facility and Exchangeable Notes interest (due to larger amounts outstanding in 2008 as compared to 2007). These increases were partially offset by a decrease in mortgage interest of $4.2 million related to the repayment of the REMIC and the mortgage on Crossroads Mall in 2008 and a $0.3 million decrease in interest paid on mortgage loans outstanding during 2008 due to principal amortization, as well as the effects of lower average interest rates.

Interest expense increased by $2.5 million, or 3%, in 2007 compared to 2006. Contributing to this increase was a $2.5 million increase related to the refinancing of The Mall at Prince Georges and a $1.3 million increase in interest expense due to increased average borrowings under the Credit Facility and the issuance of Exchangeable Notes (a weighted average balance of $437.5 million in 2007 as compared to $282.6 million in 2006). These amounts were partially offset by a $1.3 million decrease in interest paid on mortgage loans outstanding during 2007 and 2006 due to principal amortization.

Depreciation and Amortization

Depreciation and amortization expense increased by $19.4 million, or 15%, in 2008 as compared to 2007. Depreciation and amortization expense from properties that we owned prior to January 1, 2007 increased by $16.3 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at current and recently completed redevelopment properties. Depreciation and amortization expense increased $1.9 million from properties under development during 2007 that are now placed in service and $1.2 million from One Cherry Hill Plaza.

Depreciation and amortization expense increased by $8.9 million, or 7%, in 2007 as compared to 2006. This increase was primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we completed redevelopments.

Gain on Extinguishment of Debt

During the fourth quarter of 2008, we repurchased $46.0 million in aggregate principal amount of our Exchangeable Notes in privately-negotiated transactions for an aggregate purchase price of approximately $15.9 million, which resulted in a gain on extinguishment of debt of $29.3 million. In connection with the repurchases, we retired approximately $0.8 million of deferred financing costs.

Impairment of Assets

During the year ended December 31, 2008, we recorded asset impairments totaling $27.6 million, consisting of $11.8 million related to the White Clay Point ground up development project, $7.0 million related to the Sunrise Plaza power center project, $4.6 million related to goodwill, $3.0 million related to our investment in and receivables from Valley View Downs, $0.9 million related to a proposed commercial project in West Chester, Pennsylvania, and $0.2 million related to an undeveloped parcel adjacent to Viewmont Mall classified as land held for development. See note 2 to the notes to consolidated financial statements.

Gains on Sales of Interests in Real Estate

There were no gains on sales of interests in real estate in 2008 or 2006.

Gains on sales of interests in real estate were $0.6 million for 2007 due to the sale of an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in May 2007.

Gains on Sales of Non-Operating Real Estate

There were no gains on sales of non-operating real estate in 2008.

Gains on sales of non-operating real estate were $1.7 million for 2007 due to a $1.5 million gain on the sale of a parcel and related land improvements at Plaza at Magnolia in May 2007 and a $0.2 million gain on the sale of land adjacent to Wiregrass Commons in August 2007.

The results of operations for 2006 include a $4.7 million gain on the sale of an undeveloped land parcel in connection with the redevelopment of Voorhees Town Center and a $0.4 million gain resulting from the sales of three land parcels at the Plaza at Magnolia.

Discontinued Operations

We have presented as discontinued operations the operating results of Schuylkill Mall, South Blanding Village (a strip center in Jacksonville, Florida) and Festival at Exton (a strip center in Exton, Pennsylvania).

Property operating results, gains on sales of discontinued operations and related minority interest for the properties in discontinued operations for the periods presented were as follows (there were no discontinued operations in 2008):

	For the Year Ended December 31,
(in thousands of dollars)	2007	2006
Property operating results of:
Schuylkill Mall	$(97)	$(2,654)
South Blanding Village	(5)	240
Festival at Exton	(28)	(57)
Other properties	—	270

Operating results from discontinued operations	(130)	(2,201)
Gains on sales of discontinued operations	6,699	1,414
Minority interest	(691)	79

Income (loss) from discontinued operations	$5,878	$(708)

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

Net operating income excludes management company revenue, interest income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains or sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses and other expenses.

The following table presents net operating income results for the years ended December 31, 2008 and 2007. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
(in thousands of dollars)	Real Estate Revenue	Property Operating Expenses	Net Operating Income	Real Estate Revenue	Property Operating Expenses	Net Operating Income
Same Store	$499,729	$(197,165)	$302,564	$493,915	$(191,308)	$302,607
Non Same Store	7,222	(2,469)	4,753	1,813	(1,014)	799

Total	$506,951	$(199,634)	$307,317	$495,728	$(192,322)	$303,406

	% Change 2008 vs. 2007
	Same Store	Total
Real estate revenue	1.2%	2.3%
Property operating expenses	3.1%	3.8%
Net operating income	0.0%	1.3%

Primarily because of the items discussed above under “Real Estate Revenue” and “Property Operating Expenses,” total net operating income increased by $3.9 million in 2008 compared to 2007, and Same Store net operating income remained at $302.6 million in 2008 as compared to 2007.

The following information is provided to reconcile net income to net operating income:

	For the Year Ended December 31,
(in thousands of dollars)	2008	2007
Net (loss) income	$(10,380)	$23,161
Adjustments:
Depreciation and amortization
Wholly owned and consolidated partnerships	151,612	132,184
Unconsolidated partnerships	8,361	7,130
Discontinued operations	—	215
Interest expense
Wholly owned and consolidated partnerships	112,064	98,860
Unconsolidated partnerships	10,274	12,241
Discontinued operations	—	136
Minority interest	(287)	2,105
Gains on sales of interests in real estate	—	(579)
Gains on sales of non-operating real estate	—	(1,731)
Gains on sales of discontinued operations	—	(6,699)
Gain on extinguishment of debt	(29,278)	—
Impairment of assets	27,592	—
Other expenses	41,858	43,359
Management company revenue	(3,730)	(4,419)
Interest and other income	(769)	(2,557)

Property net operating income	$307,317	$303,406

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations, which is a non-GAAP measure, as income before gains and losses on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. We compute Funds From Operations by taking the amount determined pursuant to the NAREIT definition and subtracting dividends on preferred shares (“FFO”) (for periods during which we had preferred shares outstanding). FFO includes the effect of our redemption of all of our 11% non-convertible Senior Preferred Shares in July 2007.

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

FFO was $146.7 million for the year ended December 31, 2008, a decrease of $14.0 million, or 9%, compared to $160.7 million for 2007. FFO decreased because of the decrease in net income as a result of higher property operating expenses, higher interest expense and impairment losses, partially offset by a gain on extinguishment of debt. FFO per share decreased $0.33 per share to $3.57 per share for the year ended December 31, 2008, compared to $3.90 per share for the year ended December 31, 2007.

The shares used to calculate both FFO per basic share and FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	For the Year Ended December 31, 2008	Per share (including OP Units)	For the Year Ended December 31, 2007	Per share (including OP Units)
Net (loss) income	$(10,380)	$(0.25)	$23,161	$0.56
Adjustments:
Minority interest	(287)	(0.01)	2,105	0.05
Dividends on preferred shares	—	—	(7,941)	(0.19)
Redemption of preferred shares	—	—	13,347	0.32
Gains on sales of discontinued operations	—	—	(6,699)	(0.16)
Gains on sales of interests in real estate	—	—	(579)	(0.01)
Depreciation and amortization:				—
Wholly owned and consolidated partnerships (1)	149,005	3.63	129,924	3.15
Unconsolidated partnerships (1)	8,361	0.20	7,130	0.17
Discontinued operations (1)	—	—	215	0.01

Funds from operations (2)	$146,699	$3.57	$160,663	$3.90

Weighted average number of shares outstanding	38,807		37,577
Weighted average effect of full conversion of OP Units	2,236		3,308
Effect of common share equivalents	14		325

Total weighted average shares outstanding, including OP Units	41,057		41,210

1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
2)	Includes the non-cash effect of straight-line rent of $2.0 million and $2.5 million for the twelve months ended December 31, 2008 and 2007, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in 2008 were $94.7 million, based on distributions of $2.28 per share. For the first quarter of 2009, we have announced a payment of $0.29 per share, which equates to an annual distribution amount of $1.16 per share. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

•

inability to achieve targets for, or decreases in, property occupancy and rental rates, or higher costs or delays in completion of our development and redevelopment projects, resulting in lower or delayed real estate revenue and operating income;

•	increases in interest rates resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.

We expect to meet certain of our current obligations to fund existing development and redevelopment projects and certain capital requirements, including any future development and redevelopment projects, scheduled debt maturities, property and portfolio acquisitions, expenses associated with acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, including secured or unsecured indebtedness. Consistent with our stated capital strategy, we might seek to place secured debt on certain of our unencumbered or stabilized properties or to obtain unsecured indebtedness. Following the repayment of the REMIC in September 2008, our portfolio includes some unencumbered properties. In September 2008, we obtained an unsecured Term Loan, and to date we have borrowed $170.0 million under that Term Loan. We also expect to raise capital through selective sales of assets, including outparcels, and the issuance of additional equity securities, when warranted. Furthermore, we might seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs, or through a combination of some or all of these alternatives.

We expect that our significant expenditures related to the redevelopment and development projects listed in this report will continue over the next several quarters. We expect that our construction in progress balance will peak in the first half of 2009. Construction in progress represents the aggregate expenditures on projects less amounts placed in service. Generally, assets are placed in service upon substantial completion or when tenants begin occupancy and rent payments commence. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing at reasonable terms, or at all, which might negatively affect our ability to fund our redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could be less attractive and might require us to adjust our business plan accordingly.

In March 2009, the SEC declared effective a $1.0 billion universal shelf registration statement. Currently, we may use our shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all.

Credit Facility

The amounts borrowed under our $500.0 million Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on our leverage. In determining our leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. In the determination of the Company’s Gross Asset Value, when we complete the redevelopment or development of a property and it is Placed in Service, the amount of

Construction in Progress of such property included in Gross Asset Value is gradually reduced over a four quarter period. The availability of funds under the Credit Facility is subject to our compliance with financial and other covenants and agreements. In October 2008, we exercised an option to extend the term of the Credit Facility to March 2010.

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

As of December 31, 2008 and 2007, $400.0 million and $330.0 million, respectively, were outstanding under the Credit Facility. In addition, we pledged $6.4 million under the Credit Facility as collateral for letters of credit at December 31, 2008. The unused portion of the Credit Facility that was available to us was $93.6 million as of December 31, 2008. The weighted average effective interest rate based on amounts borrowed was 4.63%, 6.34% and 6.50% for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at December 31, 2008 was 2.87%.

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

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that we maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 75% of the Tangible Net Worth of the Company on December 31, 2007 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2007; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1, provided that such ratio may exceed 0.65:1 for one period of two consecutive fiscal quarters but may not exceed 0.70:1; (3) a minimum ratio of EBITDA to Indebtedness of 0.0975:1, provided that such ratio may be less than 0.0975:1 for one period of two consecutive fiscal quarters but may not be less than 0.0925:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40:1 for periods ending on or before December 31, 2008, after which time the ratio is 1.50:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-Owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 10.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 20.0% of Gross Asset Value at any time on or before June 30, 2009, and 15.0% of Gross Asset Value at any time after June 30, 2009; (12) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (13) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; and (14) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1. As of December 31, 2008, the Company was in compliance with all of these debt covenants.

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

Senior Unsecured Term Loan

In September 2008, we borrowed an aggregate of $170.0 million under our senior unsecured Term Loan Agreement with a stated interest rate of 2.50% above LIBOR. Also in September 2008, we swapped the floating interest rate on $130.0 million of the Term Loan balance to a fixed rate of 5.33%, effective October 1, 2008. In October 2008, we swapped the floating interest rate on the remaining $40.0 million of the Term Loan balance to a fixed rate of 5.15%. We may increase the outstanding amount of the Term Loan, subject to certain conditions and to the participation of additional lenders, on one additional occasion before the initial maturity date of March 20, 2010. We may extend the maturity date of the Term Loan, subject to certain conditions, on one occasion for a period of one year. If we choose to exercise this right, we would pay an extension fee of 0.25% of the then-outstanding principal. The weighted average effective interest rate for the year ended December 31, 2008 based on amounts borrowed was 5.72%. The weighted average interest rate on amounts outstanding at December 31, 2008 was 5.29%.

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

The Term Loan Agreement contains customary representations and affirmative and negative covenants, including compliance with certain financial covenants that are materially the same as those contained in our Credit Facility. As of December 31, 2008, we were in compliance with all of these covenants.

Exchangeable Notes

In May 2007, we, through PREIT Associates, completed the sale of $287.5 million aggregate principal amount of exchangeable notes due 2012 (“Exchangeable Notes”). The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under our Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes. The Exchangeable Notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of PREIT Associates. Interest payments are due on June 1 and December 1 of each year, began on December 1, 2007, and will continue until the maturity date of June 1, 2012. PREIT Associates’ obligations under the Exchangeable Notes are fully and unconditionally guaranteed by the Company.

The Exchangeable Notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the Exchangeable Notes for exchange, the Exchangeable Notes will be exchangeable for cash equal to the principal amount of the Exchangeable Notes and, with respect to any excess exchange value above the principal amount of the Exchangeable Notes, at our option, for cash, common shares of the Company or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of Exchangeable Notes, or $54.64 per share. The Exchangeable Notes will be exchangeable only under certain circumstances. Prior to maturity, PREIT Associates may not redeem the Exchangeable Notes except to preserve our status as a real estate investment trust. If we undergo certain change of control transactions at any time prior to maturity, holders of the Exchangeable Notes may require PREIT Associates to repurchase their Exchangeable Notes in whole or in part for cash equal to 100% of the principal amount of the Exchangeable Notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date, and there is a mechanism for the holders to receive any excess exchange value. The Indenture for the Exchangeable Notes does not contain any financial covenants.

In connection with the offering of the Exchangeable Notes, we and PREIT Associates entered into capped call transactions with affiliates of the initial purchasers of the Exchangeable Notes. These agreements effectively increase the exchange price of the Exchangeable Notes to $63.74 per share. The cost of these agreements of $12.6 million was recorded in the shareholders’ equity section of our balance sheet.

In December 2008, we repurchased $46.0 million in aggregate principal amount of our Exchangeable Notes in privately-negotiated transactions for an aggregate purchase price of $15.9 million, which resulted in a gain on extinguishment of debt of $29.3 million. We terminated an equivalent notional amount of the related capped calls. In connection with the repurchases, we retired approximately $0.8 million of deferred financing costs. As of December 31, 2008, $241.5 million in aggregate principal amount of the Exchangeable Notes remained outstanding. In January 2009, we repurchased an additional $2.1 million in aggregate principal amount of our Exchangeable Notes for $0.7 million, resulting in a gain on extinguishment of debt of $1.4 million.

Mortgage Finance Activity

The following table presents the mortgage loans we or partnerships in which we own interests entered into during the years ended December 31, 2008, 2007 and 2006:

(in millions of dollars) Financing Date	Property	Amount Financed or Extended	Stated Rate	Swapped Rate	Maturity
2006 Activity:
February	Valley Mall	$90.0	5.49 % fixed	n/a	February 2016
March	Woodland Mall(1)	156.5	5.58 % fixed	n/a	April 2016

2007 Activity:
May	The Mall at Prince Georges(2)	150.0	5.51% fixed	n/a	June 2017

2008 Activity:
January	Cherry Hill Mall(3)(4)	55.0	5.51% fixed	n/a	October 2012
February	One Cherry Hill Plaza(2)(5)	8.0	LIBOR plus 1.30%	n/a	August 2009
May	Creekview Center(6)	20.0	LIBOR plus 2.15%	5.56%	June 2010
June	Christiana Center(2)(7)	45.0	LIBOR plus 1.85%	5.87%	June 2011
June	Lehigh Valley Mall(2)(8)	150.0	LIBOR plus 0.56%	n/a	August 2009
July	Paxton Towne Centre(2)(7)	54.0	LIBOR plus 2.00%	5.84%	July 2011
September	Patrick Henry Mall(9)	97.0	6.34% fixed	n/a	October 2015
September	Jacksonville Mall(2)(10)(11)	56.3	LIBOR plus 2.10%	5.83%	September 2013
September	Logan Valley Mall(2)(11)(12)	68.0	LIBOR plus 2.10%	5.79%	September 2013
September	Wyoming Valley Mall(2)(11)(13)	65.0	LIBOR plus 2.25%	5.85%	September 2013
October	Whitehall Mall(14)	12.4	7.00% fixed	n/a	November 2018
November	Francis Scott Key Mall(2)	55.0	LIBOR plus 2.35%	5.25%	December 2013
November	Viewmont Mall(2)	48.0	LIBOR plus 2.35%	5.25%	December 2013
November	Springfield Mall(2)(15)(16)	72.3	LIBOR plus 1.275%	n/a	December 2009
December	Exton Square Mall(17)	70.0	7.50% fixed	n/a	January 2014

(1)	Interest only for the first three years then amortization based on a 30-year amortization schedule.

(2)	Interest only.

(3)	Supplemental financing with a maturity date that coincides with the existing first mortgage.

(4)	First 24 payments are interest only followed by principal and interest payments based on a 360-month amortization schedule.

(5)	Entered into this mortgage as a result of the acquisiton of Bala Cynwyd Associates, L.P. (“BCA”). Mortgage has two one-year extension options.

(6)	Mortgage has a term of two years and three one-year extension options.

(7)	Mortgage has a term of three years and two one-year extension options.

(8)	In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall entered into a $150.0 million mortgage. We own an indirect 50% ownership interest in this entity. The original maturity date of the mortgage was August 2007, with three separate one year extension options. In June 2008, the unconsolidated partnership exercised its second extension option.

(9)	Payments based on 25 year amortization schedule, with balloon payment in October 2015.

(10)	On one occasion prior to March 9, 2010, we may request an increase in the principal amount of the loan of up to $3.7 million, or a total of $60.0 million principal in total, subject to satisfaction of a financial condition.

(11)	Mortgage has a term of five years and two one-year extension options.

(12)	The loan bears interest at an annual rate equal to, at our election, LIBOR plus 2.10%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(13)	The loan bears interest at an annual rate equal to, at our election, LIBOR plus 2.25%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(14)	The unconsolidated partnership that owns Whitehall Mall entered into the mortgage. Our interest in the unconsolidated partnership is 50%.

(15)	In November 2005, the unconsolidated partnership that owns Springfield Mall entered into a $76.5 million mortgage. We own an indirect 50% ownership interest in this entity. The original maturity date of the mortgage was December 2007, with three separate one year extension options. In December 2008, the unconsolidated partnership made a principal payment of $4.2 million and exercised its second extension option.

(16)	The loan bears interest at an annual rate equal to, at our election, LIBOR plus 1.10% or LIBOR plus 1.275% while the former Strawbridge’s anchor space is vacant, or at a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%.

(17)	Payments based on 30 year amortization schedule, with balloon payment in January 2014.

In July 2008, we repaid a $12.7 mortgage loan on Crossroads Mall in Beckley, West Virginia, using funds from our Credit Facility and available working capital.

In December 2008, we repaid a $93.0 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $70.0 million from a new mortgage on the property, our Credit Facility and available working capital.

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from our Credit Facility.

Interest Rate Swaps

As of December 31, 2008, we had entered into 12 interest rate swap agreements that have a weighted average rate of 3.31% on a notional amount of $581.3 million maturing on various dates through November 2013.

We entered into these interest rate swap agreements in order to hedge the interest payments associated with our 2008 issuances of floating rate long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on December 31, 2008 and considered these swaps to be highly effective cash flow hedges under SFAS No. 133. Our interest rate swaps are net settled monthly.

As of December 31, 2008, the aggregate estimated unrealized net loss attributed to these interest rate swaps was $29.2 million. The carrying amount of the derivative assets is reflected in deferred costs and other assets, the associated liabilities are reflected in accrued expenses and other liabilities and the net unrealized gain is reflected in accumulated other comprehensive loss in the accompanying balance sheets.

Mortgage Notes

Mortgage notes payable, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 5.78% at December 31, 2008. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheets. The following table outlines the timing of principal payments related to our mortgage notes as of December 31, 2008.

	Payments by Period
(in thousands of dollars)	Total	2009	2010-2011	2012-2013	Thereafter
Principal payments	$110,603	$17,053	$38,444	$30,926	$24,180
Balloon payments (1)	1,645,667	58,009	118,448	762,360	706,850

Total	$1,756,270	$75,062	$156,892	$793,286	$731,030

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

Contractual Obligations

The following table presents our aggregate contractual obligations as of December 31, 2008 for the periods presented.

(in thousands of dollars)	Total	2009	2010-2011	2012-2013	Thereafter
Mortgages	$1,756,270	$75,062	$156,892	$793,286	$731,030
Interest on mortgages	532,265	100,233	189,444	149,732	92,856
Exchangeable Notes	241,500	—	—	241,500	—
Interest on Exchangeable Notes	33,810	805	19,320	13,685	—
Term Loan	170,000	—	170,000	—	—
Interest on Term Loan	10,968	8,789	2,179	—	—
Credit Facility (1)	400,000	—	400,000	—	—
Capital leases (2)	174	174	—	—	—
Operating leases	11,849	2,838	4,428	3,349	1,234
Ground leases	52,497	987	1,974	1,565	47,971
Development and redevelopment commitments (3)	86,652	86,652	—	—	—

Total	$3,295,985	$275,540	$944,237	$1,203,117	$873,091

(1)	The Credit Facility has a term that expires in March 2010.
(2)	Includes interest.
(3)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

Preferred Shares

On July 31, 2007, we redeemed all of our 11% non-convertible senior preferred shares for $129.9 million, or $52.50 per preferred share, plus accrued and unpaid dividends to the redemption date of $1.9 million. The preferred shares were issued in November 2003 in connection with the Merger with Crown, and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, we borrowed $131.8 million under our Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price is included in “Income Available to Common Shareholders” in the year ended December 31, 2007.

Share Repurchase Programs

In December 2007, our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions from January 1, 2008 through December 31, 2009 subject to our authority to terminate the program earlier. Previously, in October 2005, our Board of Trustees had authorized a program to repurchase up to $100.0 million of our common shares. That program expired by its terms on December 31, 2007. We may fund repurchases under the program from any source deemed appropriate at the time of repurchase. We are not required to repurchase any shares under the program. The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of our common shares and market conditions, among other factors. The program will be in effect until the end of 2009, subject to the authority of our Board of Trustees to terminate the program earlier.

In 2007, we repurchased 152,500 shares at an average price of $35.67, or an aggregate purchase price of $5.4 million. The cumulative amount of shares repurchased from the inception of our prior repurchase program to December 31, 2008 was 371,200 shares, at an average price of $37.15, or an aggregate purchase price of $13.8 million.

CASH FLOWS

Net cash provided by operating activities totaled $125.0 million for the year ended December 31, 2008, compared to $149.5 million for the year ended December 31, 2007, and $164.4 million for the year ended December 31, 2006. The decrease in 2008 as compared to 2007 was primarily due to the factors discussed in “Results of Operations” and changes in working capital, primarily a $5.2 million decrease in accrued expenses, a $3.1 million decrease in tenant deposits and deferred rent and a $1.9 million decrease in accrued incentive compensation.

Cash flows used for investing activities were $353.2 million for the year ended December 31, 2008, compared to $242.4 million for the year ended December 31, 2007, and $187.8 million for the year ended December 31, 2006. Investing activities for 2008 reflect investment in construction in progress of $307.4 million, real estate improvements of $25.0 million and real estate acquisitions of $11.9 million, all of which primarily relate to our development and redevelopment activities. Investing activities also reflect $4.0 million paid to acquire partnership interests and a $10.0 million increase in notes receivable. Cash flows from investing activities for the year ended December 31, 2007 reflect investment in construction in progress of $213.8 million, real estate improvements of $32.5 million and real estate acquisitions of $11.7 million. It also included $32.2 million of sales proceeds that did not recur.

Cash flows provided by financing activities were $210.1 million for the year ended December 31, 2008, compared to $105.0 million for the year ended December 31, 2007, and $16.3 million for the year ended December 31, 2006. Cash flows provided by financing activities for the year ended December 31, 2008 were primarily affected by $633.3 million of proceeds from the mortgage loans on ten properties and the supplemental financing of Cherry Hill Mall, as well as $170.0 in borrowings from a senior unsecured Term Loan and $70.0 million in borrowings from the Credit Facility. The Company used $506.5 million of these proceeds to repay the REMIC and the mortgage notes on Crossroads Mall and Exton Square Mall. Cash flows from financing activities for the year ended December 31, 2008 were also affected by dividends and distributions of $94.7 million, principal installments on mortgage notes payable of $21.6 million, and payments of $15.9 million for the repurchase of Exchangeable Notes. Cash flows for the year ended December 31, 2007 included $281.1 million and $150.0 million of proceeds from Exchangeable Notes and mortgage loans, respectively, $56.7 million of mortgage loan repayment and $130.0 million for the redemption of the preferred shares.

COMMITMENTS

At December 31, 2008, we had $86.7 million of unaccrued contractual obligations to complete current development and redevelopment projects. Total remaining costs for the particular projects with such commitments are $151.7 million. We expect to finance these amounts through borrowings under the Credit Facility or through various other capital sources. See “— Liquidity and Capital Resources – Capital Resources.”

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $10.0 million in the aggregate.

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

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

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Given current economic, capital market and retail industry conditions, however, there has been substantially less competition with respect to acquisition activity in recent quarters. When we seek to make acquisitions, these competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay or cancel lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. See “Item 2. Properties – Major Tenants.” In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, we might modify lease terms in ways that are less favorable to us.

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

INFLATION

Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on us. However, rent increases may not keep up with inflation, or if we recover a smaller proportion of property operating expenses, we might bear more costs if such expenses increase because of inflation.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2008, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or the possibility of war or terrorist attacks;

•	the current economic downturn and its effect on our existing and potential tenants and their ability to make and meet their obligations to us;

•	our ability to continue to comply with the requirements of our Credit Facility, and to renew or replace the full amount of our secured and unsecured indebtedness when it matures;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	changes in the retail industry, including consolidation and store closings;

•	concentration of our properties in the Mid-Atlantic region;

•	risks relating to development and redevelopment activities, including risks associated with construction and receipt of governmental and tenant approvals;

•

our ability to raise capital through secured or unsecured loans, public and private offerings of debt or equity securities and other financing risks, including the availability of adequate funds at a reasonable cost;

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2008, our consolidated debt portfolio consisted primarily of $400.0 million borrowed under our Credit Facility, which bears interest at a LIBOR rate plus an applicable margin, $241.5 million of Exchangeable Notes, which bear interest at 4.00%, $170.0 million borrowed under our senior unsecured Term Loan which bears interest at a weighted-average swapped fixed interest rate of 5.29% and $1,756.3 million in fixed and variable rate mortgage notes, including $4.0 million of mortgage debt premium.

Mortgage notes payable, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2017, with fixed interest at rates ranging from 4.95% to 7.61% and a weighted average interest rate of 5.78% at December 31, 2008. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” on the consolidated balance sheet.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2009	$67,062	6.91%	$8,000		3.78%
2010	$208,097	5.83%	$400,000	(1)	3.92	%(2)
2011	$118,795	5.60%	—		—
2012	$619,352	5.82%	—		—
2013	$415,434	5.55%	—		—
2014 and thereafter	$731,030	5.52%	—		—

(1)	Our Credit Facility has a term that expires in March 2010.
(2)	Based on the weighted average interest rate in effect as of December 31, 2008.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2008 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in our net financial instrument position of $56.5 million at December 31, 2008. A 100 basis point decrease in market interest rates would result in an increase in our net financial instrument position of $59.5 million at December 31, 2008. Based on the variable-rate debt included in our debt portfolio as of December 31, 2008, a 100 basis point increase in interest rates would result in an additional $4.0 million in interest annually. A 100 basis point decrease would reduce interest incurred by $4.0 million annually.

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

We have an aggregate $581.3 million in notional amount of swap agreements settling on various dates through November 2013.

Because the information presented above includes only those exposures that existed as of December 31, 2008, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the years ended December 31, 2008, 2007 and 2006, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2008 and 2007, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, and have concluded as follows:

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

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2009, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included in this report:

All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statement or notes thereto.

(3) Exhibits

Exhibit No.	Description
2.1	Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Cherry Hill Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.1 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.2	Agreement of Purchase and Sale among Echelon Mall Joint Venture and Echelon Acquisition, LLC and PR Echelon Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.2 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.3	Agreement of Purchase and Sale among The Gallery at Market East, LLC and PR Gallery I Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.3 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.4	Agreement of Purchase and Sale among The Rouse Company of Nevada, LLC, The Rouse Company of New Jersey, LLC and PR Moorestown Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.4 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.5	Agreement of Purchase and Sale between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.5 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.6	Agreement of Purchase and Sale between The Rouse Company, L.P. and PR Exton Limited Partnership, dated as of March 7, 2003, filed as Exhibit 2.6 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

2.7	Agreement and Plan of Merger among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.8	Crown Partnership Distribution Agreement between Crown American Realty Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as Exhibit 2.2 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.9	PREIT Contribution Agreement between Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of May 13, 2003, filed as Exhibit 2.3 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.10	Crown Partnership Contribution Agreement between Crown American Properties, L.P. and PREIT Associates, L.P., dated as of May 13, 2003, filed as Exhibit 2.4 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.11	Agreement of Exchange between Crown Investments Trust and Crown American Properties, L.P., dated as of May 13, 2003, filed as Exhibit 2.5 to PREIT’s Current Report on Form 8-K dated May 13, 2003, is incorporated herein by reference.

2.12	Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.13	First Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of March 3, 2003, filed as Exhibit 2.2 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed March 6, 2003, is incorporated herein by reference.

2.14	Second Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of April 4, 2003 filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated April 4, 2003 and filed April 10, 2003, is incorporated herein by reference.

2.15	Third Amendment to Purchase and Sale Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp., dated as of May 27, 2003, filed as Exhibit 2.4 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.16	Letter Agreement between PREIT Associates, L.P., et al. and MPM Acquisition Corp, dated May 30, 2003, filed as Exhibit 2.5 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.17	Purchase and Sale Agreement between Mid-Island Properties, Inc. and PREIT Associates, L.P. dated May 1, 2003, filed as Exhibit 2.6 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.18	Assignment and Assumption of Purchase and Sale Agreement between Mid-Island Properties, Inc. and Tree Farm Road, L.P. dated May 1, 2003, filed as Exhibit 2.7 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.19	Partnership Assignment Agreement between PREIT Associates, L.P. and Tree Farm Road, L.P. dated May 1, 2003, filed as Exhibit 2.8 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.20	Purchase and Sale Agreement by and among Countrywood Apartments Limited Partnership, Countrywood Apartments General Partnership, PR Countrywood LLC and PREIT Associates, L.P., filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated March 3, 2003 and filed May 30, 2003, is incorporated herein by reference.

2.21	First Amendment to Agreement of Purchase and Sale Plymouth Meeting Mall, dated as of April 28, 2003, by and between Plymouth Meeting Property, LLC and PR Plymouth Meeting Limited Partnership, filed as Exhibit 2.7 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.22	First Amendment to Agreement of Purchase and Sale Echelon Mall, dated as of April 28, 2003, by and between Echelon Mall Joint Venture, Echelon Acquisition, LLC and PR Echelon Limited Partnership, filed as Exhibit 2.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.23	Contribution Agreement, dated as of April 22, 2003, among PREIT, PREIT Associates, L.P. and the persons and entities named therein and the joinder to the contribution agreement, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.24	Call and Put Option Agreement, dated as of April 28, 2003, among PREIT Associates, L.P., PR New Castle LLC, Pan American Associates and Ivyridge Investment Corp., filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

2.25	Purchase and Sale Agreement by and among Norman Wolgin, Sidney Wolgin, William Wolgin and PR Fox Run, L.P. dated as of June 30, 2003, filed as Exhibit 2.10 to PREIT’s Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.26	Purchase and Sale Agreement by and among Norman Wolgin, Alfred Frans Nijkerk, Alfred Frans Nijkerk as Trustee of Trust U/W Inge M.H. Nijkerk Von Der Laden and PR Will-O-Hill, L.P. dated as of July 2003, filed as Exhibit 2.11 to PREIT’s Form 8-K dated May 30, 2003, as amended on August 8, 2003, is incorporated herein by reference.

2.27	Assignment of Limited Partnership Interests as of September 2, 2003 by Commonwealth of Pennsylvania State Employees’ Retirement System to PREIT Associates, L.P., filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.28	Assignment of General Partnership Interests as of September 2, 2003 by LMRES Real Estate Advisers, Inc. to PRWGP General, LLC, filed as Exhibit 2.2 to PREIT’s Current Report on Form 8-K dated September 2, 2003, is incorporated herein by reference.

2.29	Purchase and Sale Agreement between PREIT Associates, L.P. and Lightstone Real Estate Partners, LLC dated as of May 14, 2004, as amended on June 2, 2004, filed as Exhibit 2.1 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, is incorporated herein by reference.

3.1	Amended and Restated Trust Agreement dated December 18, 2008, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on December 23, 2008, is incorporated herein by reference.

3.2	By-Laws of PREIT as amended through July 26, 2007, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on August 1, 2007, is incorporated herein by reference.

4.1	First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.3	Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4	Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference.

4.6	Indenture dated May 8, 2007 among PREIT Associates, L.P., as issuer, PREIT, as guarantor and US Bank National Association, as Trustee, filed as Exhibit 4.1 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

4.7	Form of 4.00% Exchangeable Senior Note due 2012, filed as Exhibit 4.2 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.1	Registration Rights Agreement dated May 8, 2007 among PREIT, PREIT Associates, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 4.3 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.2	Credit Agreement, dated as of November 20, 2003, among PALP, PREIT and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.3	First Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 2, 2005, is incorporated herein by reference.

10.4	Second Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 7, 2006, is incorporated herein by reference.

10.5

Third Amendment to Credit Agreement and Joinder Agreement by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.6	Fourth Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated May 27, 2008, is incorporated herein by reference.

10.7	Form of Revolving Note, dated November 20, 2003, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.8	Second Amended and Restated Swingline Note, dated May 20, 2008, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated May 27, 2008, is incorporated herein by reference.

10.9	Term Loan Agreement dated September 3, 2008 by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., Wells Fargo Bank, National Association, the financial institutions party thereto and the other parties thereto, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2008.

10.10	Guaranty dated as of September 3, 2008 in favor of Wells Fargo Bank, National Association, by and among PREIT, PREIT Associates, L.P. , PREIT-RUBIN, Inc., the financial institutions party thereto and the other parties thereto, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2008.

10.11	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Merrill Lynch Financial Markets, Inc. filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.12	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Citibank, N.A. filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.13	Capped Call Confirmation dated May 8, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and UBS AG, London Branch filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.14	Guaranty, dated as of November 20, 2003, executed by PREIT and certain of its direct and indirect subsidiaries, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.15	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Cherry Hill Mall), filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.16	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Gallery at Market East, LLC and its affiliates, including The Rouse Company, L.P. (relating to The Gallery at Market East), filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.17	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Moorestown Mall), filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.18	Guaranty Agreement, dated as of April 24, 2003, by PREIT Associates, L.P. in favor of The Rouse Company, L.P. and its affiliates (relating to Exton Square Mall), filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.19	Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.20	Promissory Note, dated June 3, 2003, in the principal amount of $64.3 million issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.21	Promissory Note, dated May 30, 2003, in the principal amount of $70.0 million issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.22	Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 12, 2005, is incorporated herein by reference.

10.23	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.24	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.25	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by W.G. Park, L.P. in favor of Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.26	Promissory Note, dated December 9, 2005, in the principal amount of $80.0 million, issued by W.G. Park, L.P. in favor of Teachers Insurance and Annuity Association of America, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.27	Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

10.28	Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 24, 2006, is incorporated herein by reference.

10.29	Promissory Note, dated July 10, 2006, in the principal amount of $150.0 million, issued by Mall at Lehigh Valley, L.P. in favor of JPMorgan Chase Bank, N.A, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 10, 2006, is incorporated herein by reference.

10.30	Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K dated May 7, 2007 is incorporated herein by reference.

10.31	PREIT Contribution Agreement and General Assignment and Bill of Sale, dated as of September 30, 1997, by and between PREIT and PREIT Associates, L.P., filed as Exhibit 10.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.32	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as Exhibit 10.16 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.33	TRO Contribution Agreement, dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., and the persons and entities named therein, filed as Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.34	First Amendment to TRO Contribution Agreement, dated September 30, 1997, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.35	Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., Rubin Oxford, Inc. and Rubin Oxford Valley Associates, L.P., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.36	First Amendment to Contribution Agreement (relating to the Court at Oxford Valley, Langhorne, Pennsylvania), dated September 30, 1997, filed as Exhibit 10.20 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.37	Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of July 30, 1997, among the Trust, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as Exhibit 10.22 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.38	First Amendment to Contribution Agreement (relating to Northeast Tower Center, Philadelphia, Pennsylvania), dated as of December 23, 1998, among PREIT, PREIT Associates, L.P., Roosevelt Blvd. Co., Inc. and the individuals named therein, filed as Exhibit 2.2 to PREIT’s Current Report on Form 8-K dated January 7, 1999, is incorporated herein by reference.

10.39	Contribution Agreement (relating to the pre-development properties named therein), dated as of July 30, 1997, among PREIT, PREIT Associates, L.P., and TRO Predevelopment, LLC, filed as Exhibit 10.23 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.40	First Amendment to Contribution Agreement (relating to the pre-development properties), dated September 30, 1997, filed as Exhibit 10.24 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.41	First Refusal Rights Agreement, effective as of September 30, 1997, by Pan American Associates, its partners and all persons having an interest in such partners with and for the benefit of PREIT Associates, L.P., filed as Exhibit 10.25 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.42	Contribution Agreement among the Woods Associates, a Pennsylvania limited partnership, certain general, limited and special limited partners thereof, PREIT Associates, L.P., a Delaware limited partnership, and PREIT dated as of July 24, 1998, as amended by Amendment #1 to the Contribution Agreement, dated as of August 7, 1998, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated August 7, 1998, is incorporated herein by reference.

10.43	Purchase and Sale and Contribution Agreement dated as of September 17, 1998 by and among Edgewater Associates #3 Limited Partnership, an Illinois limited partnership, Equity-Prince George’s Plaza, Inc., an Illinois corporation, PREIT Associates, L.P., a Delaware limited partnership and PR PGPlaza LLC, a Delaware limited liability company, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated September 17, 1998 is incorporated herein by reference.

10.44	Purchase and Sale Agreement dated as of July 24, 1998 by and between Oaklands Limited Partnership, a Pennsylvania limited partnership, and PREIT Associates, L.P. a Delaware limited partnership, filed as Exhibit 2.1 to PREIT’s Current Report on Form 8-K dated August 27, 1998 is incorporated herein by reference.

10.45	Letter Agreement, dated March 26, 1996, by and among The Goldenberg Group, The Rubin Organization, Inc., Ronald Rubin and Kenneth Goldenberg, filed as Exhibit 10.32 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.46	Letter Agreement dated July 30, 1997, by and between The Goldenberg Group and Ronald Rubin, filed as Exhibit 10.33 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.47	Purchase and Sale Agreement effective as of March 31, 2005 by and between Colonial Realty Limited Partnership and PREIT-RUBIN, Inc., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated April 5, 2005, is incorporated herein by reference.

10.48	Agreement of Sale (Springfield Associates and PREIT-RUBIN, Inc.) dated as of September 16, 2005, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 20, 2005, is incorporated herein by reference.

10.49	Purchase and Sale Agreement by and between Woodland Shopping Center Limited Partnership and PR Woodland Limited Partnership dated December 29, 2005, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated January 5, 2006, is incorporated herein by reference.

10.50	PREIT’s Special Committee of the Board of Trustees’ Statement Regarding Adjustment of Earnout Performance Benchmarks Under the TRO Contribution Agreement, dated December 29, 1998, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 18, 1998, is incorporated herein by reference.

10.51	Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P. filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.52	Amendment No.1, dated October 1, 2007, to Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC and PR Valley View Downs, L.P., filed as Exhibit to 10.1 to PREIT’s Current Report on Form 8-K filed on October 5, 2007, is incorporated herein by reference.

10.53

Amendment Agreement dated September 10, 2008 by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, PR Valley View Downs, L.P. and PREIT-RUBIN, Inc., filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2008, is incorporated herein by reference.

10.54	Contribution Agreement, dated as of October 8, 2004, by and among Cumberland Mall Management, Inc., Pan American Associates, Cumberland Mall Investment Associates, Pennsylvania Real Estate Investment Trust, and PREIT Associates, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.55	Acquisition Agreement, dated as of October 8, 2004, by and among Hennis Road, L.L.C. and PREIT Associates, L.P., filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 12, 2004, is incorporated herein by reference.

10.56	Purchase and Sale Agreement, effective October 14, 2004, by and between The Prudential Insurance Company of America and Colonial Realty Limited Partnership, as tenants in common, and Pennsylvania Real Estate Investment Trust, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 20, 2004, is incorporated herein by reference.

+10.57*	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Jeffrey Linn.

+10.58	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Edward Glickman, filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.59*	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Bruce Goldman.

+10.60	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Ronald Rubin, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.61	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and George F. Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.62	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Joseph F. Coradino, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.63	Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.64*	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Douglas S. Grayson.

+10.65*	Amended and Restated Employment Agreement, effective as of December 30, 2008, between PREIT Services and Timothy R. Rubin.

+10.66*	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of January 1, 2009.

10.67*	Supplemental Retirement Plan for Jeffrey A. Linn, Amended and Restated Participation Agreement, dated December 30, 2008.

+10.68	Supplemental Executive Retirement Agreement, effective as of December 31, 2008, between PREIT and Edward A. Glickman filed as Exhibit 10.10 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.69*	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Douglas S. Grayson.

+10.70	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and George F. Rubin, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.71	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Joseph F. Coradino, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.72	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.73*	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Bruce Goldman.

+10.74	Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT and Ronald Rubin filed as Exhibit 10.6 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.75*	Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT Services and Timothy R. Rubin.

10.76	Indemnification Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown Investments Trust, Crown American Investment Company, Mark E. Pasquerilla and Crown Delaware Holding Company, dated as of May 13, 2003, filed as Exhibit 2.6 to PREIT’s Current Report on Form 8-K filed with the SEC on May 22, 2003, is incorporated herein by reference.

10.77	Tax Protection Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Crown American Properties, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Crown Holding Company and Crown American Associates, dated as of November 18, 2003, filed as Exhibit 2.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.78	Shareholder Agreement by Mark E. Pasquerilla, Crown American Properties, L.P., Crown Investments Trust, Crown American Investment Company and Crown Delaware Holding Company, and acknowledged and agreed by Pennsylvania Real Estate Investment Trust and PREIT Associates, L.P., dated as of November 18, 2003, filed as Exhibit 2.8 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.79	Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.80	Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.11 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.81	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George F. Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as Exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, incorporated herein by reference.

+10.82	PREIT’s 1990 Incentive Stock Option Plan, filed as Appendix A to Exhibit “A” to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1990, is incorporated herein by reference.

+10.83	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.84	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.85	Amendment No. 3 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.86	PREIT’s Amended Incentive and Non Qualified Stock Option Plan, filed as Exhibit A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 15, 1994 filed on November 17, 1994, is incorporated herein by reference.

+10.87	Amended and Restated 1990 Incentive and Non-Qualified Stock Option Plan of PREIT, filed as Exhibit 10.40 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.88	Amendment No. 1 to PREIT’s 1990 Incentive and Non-Qualified Stock Option Plan, filed as Exhibit 10.16 to PREIT’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

+10.89	PREIT-RUBIN, Inc. Stock Bonus Plan Trust Agreement, effective as of September 30, 1997, by and between PREIT-RUBIN, Inc. and CoreStates Bank, N.A., filed as Exhibit 10.38 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.90	PREIT-RUBIN, Inc. Stock Bonus Plan, filed as Exhibit 10.39 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.91	1997 Stock Option Plan, filed as Exhibit 10.41 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

+10.92	Amendment No. 1 to PREIT’s 1997 Stock Option Plan, filed as Exhibit 10.48 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.93	PREIT’s 1998 Non-Qualified Employee Share Purchase Plan, filed as Exhibit 4 to PREIT’s Form S-3 dated January 6, 1999, is incorporated herein by reference.

+10.94	Amendment No. 1 to PREIT’s Non-Qualified Employee Share Purchase Plan, filed as Exhibit 10.52 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.95	PREIT’s 1998 Qualified Employee Share Purchase Plan, filed as Exhibit 4 to PREIT’s Form S-8 dated December 30, 1998, is incorporated herein by reference.

+10.96	Amendment No. 1 to PREIT’s Qualified Employee Share Purchase Plan, filed as Exhibit 10.54 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.97	PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as Exhibit 4 to PREIT’s Form S-3 dated March 19, 1999, is incorporated herein by reference.

+10.98	Amendment No. 1 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan, filed as Exhibit 10.56 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.99	Amendment No. 2 to the PREIT-RUBIN, Inc. 1998 Stock Option Plan filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.100	PREIT’s 1999 Equity Incentive Plan, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

+10.101	Amendment No. 2 to PREIT’s 1999 Equity Incentive Plan filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.102	PREIT’s 2002-2004 Long-Term Incentive Plan, effective January 1, 2002, filed as Exhibit 10.66 to PREIT’s Annual Report on Form 10-K filed on March 28, 2002, is incorporated herein by reference.

+10.103	Amendment No. 1 to 2002-2004 Long-Term Incentive Plan, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed August 14, 2003, is incorporated herein by reference.

+10.104	PREIT’s 2003 Equity Incentive Plan and Amendment No. 1 thereto, filed as Appendix D to PREIT’s Form S-4/A dated October 1, 2003, is incorporated herein by reference.

+10.105	Amendment No. 2 to PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.106	Amendment No. 3 to PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.12 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated by reference.

+10.107	Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees without an employment contract) filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.108	Form of Award Agreement under PREIT 2005-2008 Outperformance Program (for grantees with an employment contract) filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated February 3, 2005, is incorporated herein by reference.

+10.109	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.110	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.111	Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.112	Amended and Restated PREIT 2005-2008 Outperformance Program, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated April 5, 2005, is incorporated herein by reference.

+10.113	PREIT’s 2006 – 2008 Restricted Share Unit Program under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.114	Amendment No. 1 to PREIT’s 2006 – 2008 Restricted Share Unit Program filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on July 31, 2007, is incorporated herein by reference.

+10.115	Form of Amendment to Restricted Share Unit and Dividend Equivalent Rights Award Agreement under PREIT’s 2006-2008 and 2007-2009 Restricted Share Unit Programs filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on July 31, 2007, is incorporated herein by reference.

+10.116	PREIT’s 2007-2009 Restricted Share Unit Program filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on July 25, 2007 is incorporated herein by reference.

+10.117	2008-2010 Restricted Share Unit Program, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.118	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents other than the Chief Financial Officer filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on May 9, 2008, is incorporated herein by reference.

+10.119	Form of Annual Incentive Compensation Opportunity Award for Members of the Office of the Chair and the Chief Financial Officer filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on May 9, 2008, is incorporated herein by reference.

+10.120	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President, filed as Exhibit 10.8 to PREIT’s Quarterly Report on Form 10-Q filed on May 9, 2008, is incorporated herein by reference.

+10.121	Form of 2008-2010 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.122	Restricted Dividend Equivalent Rights Agreement dated as of December 23, 2008 between PREIT and Edward A. Glickman, filed as Exhibit 10.11 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.123	Form of Incentive Compensation Opportunity Award for Chairman and Chief Executive Officer filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.124	Form of Incentive Compensation Opportunity Award for other members of the Office of the Chair filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

+10.125	Form of Incentive Compensation Opportunity Award for Executive Vice Presidents filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on May 10, 2006, is incorporated herein by reference.

10.126	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.127	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.128	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.129	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.130	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.131	Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.132	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated September 24, 2004, is incorporated by reference herein.

10.133	License Agreement, dated as of November 20, 2003 by and among Crown Investments Trust, Crown American Hotels Company and PREIT, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.134	Unit Purchase Agreement dated December 22, 2005 by and between Pennsylvania Real Estate Investment Trust and Crown American Properties, L.P, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 22, 2005, is incorporated herein by reference.

10.135	Purchase and Sale Agreement dated December 27, 2006 by and between PREIT Associates, L.P. and Crown American Properties, L.P., filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated December 27, 2006, is incorporated herein by reference.

10.136	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC, filed as Exhibit 10.131 to PREIT’s Annual Report on Form 10-K dated February 29, 2008, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: March 2, 2009	By:	/s/ Edward A. Glickman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin	Chairman and Chief Executive Officer and Trustee	March 2, 2009
Ronald Rubin	(principal executive officer)

/s/ George F. Rubin	Vice Chairman and Trustee	March 2, 2009
George F. Rubin

/s/ Edward A. Glickman	President and Chief Operating Officer and Trustee	March 2, 2009
Edward A. Glickman

/s/ Joseph F. Coradino	Executive Vice President and Trustee	March 2, 2009
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer	March 2, 2009
Robert F. McCadden	(principal financial officer)

/s/ Jonathen Bell	Senior Vice President – Chief Accounting Officer	March 2, 2009
Jonathen Bell	(principal accounting officer)

/s/ Stephen B. Cohen	Trustee	March 2, 2009
Stephen B. Cohen

/s/ M. Walter D’Alessio	Trustee	March 2, 2009
M. Walter D’Alessio

/s/ Rosemarie B. Greco	Trustee	March 2, 2009
Rosemarie B. Greco

/s/ Lee H. Javitch	Trustee	March 2, 2009
Lee H. Javitch

/s/ Leonard I. Korman	Trustee	March 2, 2009
Leonard I. Korman

/s/ Ira M. Lubert	Trustee	March 2, 2009
Ira M. Lubert

/s/ Donald F. Mazziotti	Trustee	March 2, 2009
Donald F. Mazziotti

/s/ Mark E. Pasquerilla	Trustee	March 2, 2009
Mark E. Pasquerilla

/s/ John J. Roberts	Trustee	March 2, 2009
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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2009

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share amounts)	December 31, 2008	December 31, 2007
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,291,103	$3,074,562
Construction in progress	411,479	287,116
Land held for development	5,466	5,616

Total investments in real estate	3,708,048	3,367,294
Accumulated depreciation	(516,832)	(401,502)

Net investments in real estate	3,191,216	2,965,792

INVESTMENTS IN PARTNERSHIPS, at equity	36,164	36,424
OTHER ASSETS:
Cash and cash equivalents	9,786	27,925
Tenant and other receivables (net of allowance for doubtful accounts of $16,895 and $11,424 at December 31, 2008 and 2007, respectively)	57,970	49,094
Intangible assets (net of accumulated amortization of $169,189 and $137,809 at December 31, 2008 and 2007, respectively)	68,296	104,136
Deferred costs and other assets	80,845	80,703

Total assets	$3,444,277	$3,264,074

LIABILITIES:
Mortgage notes payable	$1,756,270	$1,643,122
Debt premium on mortgage notes payable	4,026	13,820
Exchangeable notes	241,500	287,500
Credit Facility	400,000	330,000
Senior unsecured term loan	170,000	—
Tenants’ deposits and deferred rent	13,112	16,213
Distributions in excess of partnership investments	48,788	49,166
Accrued expenses and other liabilities	123,739	111,378

Total liabilities	2,757,435	2,451,199

MINORITY INTEREST (Redemption value $16,397 and $66,560 at December 31, 2008 and December 31, 2007, respectively)	52,326	55,256

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 39,468,523 shares at December 31, 2008 and 39,134,109 shares at December 31, 2007	39,469	39,134
Capital contributed in excess of par	834,026	818,966
Accumulated other comprehensive loss	(45,341)	(6,968)
Distributions in excess of net income	(193,638)	(93,513)

Total shareholders’ equity	634,516	757,619

Total liabilities, minority interest and shareholders’ equity	$3,444,277	$3,264,074

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2008	2007	2006
REVENUE:
Real estate revenue:
Base rent	$300,287	$293,110	$289,286
Expense reimbursements	139,636	136,360	131,846
Percentage rent	7,157	9,067	9,942
Lease termination revenue	4,114	1,589	2,789
Other real estate revenue	18,387	19,470	21,015

Total real estate revenue	469,581	459,596	454,878
Management company revenue	3,730	4,419	2,422
Interest and other revenue	769	2,557	2,008

Total revenue	474,080	466,572	459,308

EXPENSES:
Property operating expenses:
CAM and real estate tax	(135,293)	(129,338)	(123,503)
Utilities	(24,872)	(24,998)	(23,520)
Other property expenses	(27,787)	(26,083)	(28,684)

Total property operating expenses	(187,952)	(180,419)	(175,707)
Depreciation and amortization	(151,612)	(132,184)	(123,302)
Other expenses:
General and administrative expenses	(40,324)	(41,415)	(38,193)
Executive separation	—	—	(3,985)
Impairment of assets	(27,592)	—	—
Abandoned project costs, income taxes and other expenses	(1,534)	(1,944)	(733)

Total other expenses	(69,450)	(43,359)	(42,911)
Interest expense, net	(112,064)	(98,860)	(96,382)
Gain on extinguishment of debt	29,278	—	—

Total expenses	(491,800)	(454,822)	(438,302)
(Loss) income before equity in income of partnerships, gains on sales of real estate, minority interest and discontinued operations	(46,998)	11,750	21,006
Equity in income of partnerships	7,053	4,637	5,595
Gains on sales of non-operating real estate	—	1,731	5,495
Gains on sales of interests in real estate	—	579	—

(Loss) income before minority interest and discontinued operations	(10,667)	18,697	32,096
Minority interest	287	(1,414)	(3,367)

(Loss) income from continuing operations	(10,380)	17,283	28,729
Discontinued operations:
Operating results from discontinued operations	—	(130)	(2,201)
Gains on sales of discontinued operations	—	6,699	1,414
Minority interest	—	(691)	79

Income (loss) from discontinued operations	—	5,878	(708)

Net (loss) income	(10,380)	23,161	28,021
Redemption of preferred shares	—	13,347	—
Dividends on preferred shares	—	(7,941)	(13,613)

Net (loss allocable) income available to common shareholders	$(10,380)	$28,567	$14,408

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME (continued)

EARNINGS PER SHARE

	For the Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
(Loss) income from continuing operations	$(10,380)	$17,283	$28,729
Redemption of preferred shares	—	13,347	—
Dividends on preferred shares	—	(7,941)	(13,613)

(Loss) income from continuing operations available to common shareholders	(10,380)	22,689	15,116
Dividends on unvested restricted shares	(1,222)	(1,088)	(1,043)

(Loss) income from continuing operations used to calculate earnings per share – basic	(11,602)	21,601	14,073
Minority interest in properties – continuing operations	—	—	155

(Loss) income from continuing operations used to calculate earnings per share – diluted	$(11,602)	$21,601	$14,228

Income (loss) from discontinued operations used to calculate earnings per share – basic and diluted	$—	$5,878	$(708)

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(0.30)	$0.57	$0.39
Income (loss) from discontinued operations	—	0.16	(0.02)

	$(0.30)	$0.73	$0.37

Diluted (loss) earnings per share:
(Loss) income from continuing operations(1)	$(0.30)	$0.57	$0.39
Income (loss) from discontinued operations	—	0.16	(0.02)

	$(0.30)	$0.73	$0.37

Weighted average shares outstanding – basic	38,807	37,577	36,256
Effect of dilutive common share equivalents(1)	—	325	599

Weighted average shares outstanding – diluted	38,807	37,902	36,855

(1) For the year ended December 31, 2008, there is a net loss allocable to common shareholders from continuing operations, so the effect of common share equivalents of 14 for the year ended December 31, 2008 is excluded from the calculation of diluted loss per share.

See accompanying notes to consolidated financial statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 AND 2006

(in thousands of dollars, except per share amounts)	Shares of Beneficial Interest $1.00 Par	Preferred Shares $.01 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Income (Loss)	(Distributions in Excess of Net Income) Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2006	$36,521	$25	$899,439	$4,377	$36,514	$976,876

Comprehensive income:
Net income	—	—	—	—	28,021	28,021
Unrealized gain on derivatives	—	—	—	3,480	—	3,480
Other comprehensive income	—	—	—	36	—	36

Total comprehensive income						31,537
Shares issued upon exercise of options, net of retirements	57	—	1,227	—	—	1,284
Shares issued upon redemption of Operating Partnership units	193	—	7,991	—	—	8,184
Shares issued under distribution reinvestment and share purchase plan	115	—	4,418	—	—	4,533
Shares issued under employee share purchase plans	18	—	727	—	—	745
Shares issued under equity incentive plan, net of retirements	43	—	(2,340)	—	—	(2,297)
Amortization of deferred compensation	—	—	5,860	—	—	5,860
Distributions paid to common shareholders ($2.28 per share)	—	—	—	—	(83,809)	(83,809)
Distributions paid to preferred shareholders ($5.50 per share)					(13,613)	(13,613)

Balance, December 31, 2006	36,947	25	917,322	7,893	(32,887)	929,300

Comprehensive income:
Net income	—	—	—	—	23,161	23,161
Unrealized loss on derivatives	—	—	—	(14,644)	—	(14,644)
Other comprehensive loss	—	—	—	(217)	—	(217)

Total comprehensive income						8,300
Shares issued upon exercise of options, net of retirements	76	—	145	—	—	221
Shares issued upon redemption of Operating Partnership units	2,053	—	51,231	—	—	53,284
Shares issued under distribution reinvestment and share purchase plan	98	—	3,785	—	—	3,883
Shares issued under employee share purchase plans	20	—	742	—	—	762
Shares issued under equity incentive plan, net of retirements	93	—	(2,183)	—	—	(2,090)
Repurchase of common shares	(153)	—	(3,291)	—	(2,000)	(5,444)
Capped calls	—	—	(12,578)	—	—	(12,578)
Preferred share redemption	—	(25)	(143,278)	—	13,347	(129,956)
Amortization of deferred compensation	—	—	7,071	—	—	7,071
Distributions paid to common shareholders ($2.28 per share)	—	—	—	—	(86,475)	(86,475)
Distributions paid to preferred shareholders ($3.50 per share)					(8,659)	(8,659)

Balance, December 31, 2007	39,134	—	818,966	(6,968)	(93,513)	757,619

Comprehensive income:
Net loss	—	—	—	—	(10,380)	(10,380)
Unrealized loss on derivatives	—	—	—	(38,415)	—	(38,415)
Other comprehensive income	—	—	—	42	—	42

Total comprehensive loss						(48,753)
Shares issued upon exercise of options, net of retirements	26	—	584	—	—	610
Shares issued upon redemption of Operating Partnership units	42	—	973	—	—	1,015
Shares issued under distribution reinvestment and share purchase plan	70	—	1,259	—	—	1,329
Shares issued under employee share purchase plans	45	—	684	—	—	729
Shares issued under equity incentive plan, net of retirements	176	—	(204)	—	—	(28)
Repurchase of common shares	(24)	—	(600)	—	—	(624)
Adjustment to shareholders’ equity for Outperformance Plan (note 9)	—	—	2,911	—	—	2,911
Amortization of deferred compensation	—	—	9,453	—	—	9,453
Distributions paid to common shareholders ($2.28 per share)	—	—	—	—	(89,745)	(89,745)

Balance, December 31, 2008	$39,469	$—	$834,026	$(45,341)	$(193,638)	$634,516

See accompanying notes to consolidated financial statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands of dollars)	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(10,380)	$23,161	$28,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117,988	100,020	92,329
Amortization	28,915	22,278	22,981
Straight-line rent adjustments	(2,338)	(2,439)	(2,905)
Provision for doubtful accounts	4,666	2,414	3,182
Amortization of deferred compensation	8,634	7,071	5,860
Amortization of Outperformance Program	819	819	1,160
Minority interest	(287)	2,105	3,288
Net gain on forward starting swap activities	(2,002)	—	—
Gain on extinguishment of debt	(29,278)	—	—
Impairment of assets	27,592	—	—
Gains on sales of interests in real estate	—	(9,009)	(6,909)
Change in assets and liabilities:
Net change in other assets	(8,095)	(4,448)	(3,118)
Net change in other liabilities	(11,271)	7,514	20,516

Net cash provided by operating activities	124,963	149,486	164,405

Cash flows from investing activities:
Investments in real estate acquisitions, net of cash acquired	(11,914)	(11,657)	(60,858)
Investments in real estate improvements	(25,027)	(32,524)	(35,521)
Additions to construction in progress	(307,411)	(213,761)	(154,155)
Investments in partnerships	(4,006)	(13,654)	(3,408)
Decrease (increase) in cash escrows	7,181	1,130	(2,755)
Capitalized leasing costs	(5,314)	(4,830)	(4,613)
Additions to leasehold improvements	(762)	(945)	(619)
Increase in notes receivable from tenants	(10,000)	—	—
Cash distributions from partnerships in excess of equity in income	3,888	1,578	56,423
Cash proceeds from sales of real estate investments	126	32,286	17,762

Net cash used in investing activities	(353,239)	(242,377)	(187,744)

Cash flows from financing activities:
Principal installments on mortgage notes payable	(21,603)	(23,123)	(22,771)
Proceeds from mortgage notes payable	633,265	150,000	246,500
Repayment of mortgage notes payable	(506,514)	(56,663)	—
Repayment of corporate notes payable	—	(1,148)	(94,400)
Proceeds from sale of Exchangeable Notes	—	281,031	—
Repurchase of Exchangeable Notes	(15,912)	—	—
Net borrowing (repayment of) from Credit Facility	70,000	(2,000)	(10,500)
Borrowing from senior unsecured Term Loan	170,000	—	—
Net (proceeds) payment from settlement of forward-starting interest rate swap agreements	(16,503)	4,069	—
Payment of deferred financing costs	(10,487)	(4,201)	(1,498)
Purchase of capped calls	—	(12,578)	—
Shares of beneficial interest issued	3,217	19,157	8,055
Shares of beneficial interest repurchased, other	(624)	(6,983)	(2,545)
Shares of beneficial interest repurchased under share repurchase program	—	(5,444)	—
Operating partnership units purchased or redeemed	—	(4,438)	(352)
Redemption of preferred shares	—	(129,955)	—
Dividends paid to common shareholders	(89,745)	(86,475)	(83,809)
Dividends paid to preferred shareholders	—	(8,659)	(13,613)
Distributions paid to Operating Partnership Unit holders and minority partners	(4,957)	(7,582)	(8,768)

Net cash provided by financing activities	210,137	105,008	16,299

Net change in cash and cash equivalents	(18,139)	12,117	(7,040)

	For the Year Ended December 31,
(in thousands of dollars)	2008	2007	2006
Cash and cash equivalents, beginning of year	27,925	15,808	22,848

Cash and cash equivalents, end of year	$9,786	$27,925	$15,808

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2008, the Company’s portfolio consisted of a total of 56 properties in 13 states, including 38 shopping malls, 14 strip and power centers and four properties under development. The ground-up development portion of the Company’s portfolio contained four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2008, the Company held a 94.7% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event of the redemption of all of the outstanding OP Units held by limited partners for cash, the total amount that would have been distributed as of December 31, 2008 would have been $16.4 million, which is calculated using the Company’s December 31, 2008 share price on the New York Stock Exchange multiplied by the number of outstanding OP Units held by limited partners.

The Company provides its management, leasing and real estate development services through two companies: PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that the Company consolidates for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that the Company does not consolidate for financial reporting purposes, including properties owned by partnerships in which the Company owns an interest and properties that are owned by third parties in which the Company does not have an interest. PREIT Services and PRI are consolidated. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing the Company’s continuing qualification as a REIT under federal tax law.

Consolidation

The Company consolidates its accounts and the accounts of the Operating Partnership and other controlled subsidiaries and reflects the remaining interest of such entities as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company is subject to various risks and uncertainties in the ordinary course of business that could have adverse impacts on its operating results and financial condition. The most significant external risks facing the Company today stem from the current downturn in the overall economy and challenging conditions in the capital and credit markets.

Substantially all of the Company’s revenue is generated from leases with retail tenants. The reduction in consumer spending as a result of declining consumer confidence and increasing unemployment has affected, and may continue to negatively affect, the operations of many retail companies. Beginning in the second half of 2008, the number of retail bankruptcies and store closings has increased. Retailers also have reduced the number of store openings planned for 2009 due to these economic conditions. In the near term, these conditions may cause the Company’s occupancy rates, revenue and net income to decline from current levels.

The Company uses a substantial amount of debt to finance its business. The Company has relied on new borrowings to fund its redevelopment and development projects and for working capital purposes. The Company estimates that it will require approximately up to $150.0 million during 2009 to fund its ongoing redevelopment and development projects (unaudited). In addition, $58.5 million of the Company’s debt matures during 2009. An additional $123.7 million, which represents the Company’s share of debt at joint venture partnership properties, matures during 2009; however, $111.2 million of the debt agreements contain options to extend the respective maturity dates for a period of one year provided that there is no event of default with respect to such loans and certain other conditions are met. The Company expects to satisfy its 2009 capital requirements and debt maturities through borrowings under its Credit Facility, refinancing certain mortgage loans and by additional borrowings secured by existing properties. However, given the continued weakness of the credit markets, there is no assurance that the Company will be able to refinance its existing debt or obtain the additional capital necessary to satisfy its 2009 obligations on satisfactory terms, or at all.

As of December 31, 2008, the Company had borrowed $400.0 million under its $500.0 million Credit Facility that expires in March 2010. Financial covenants under the Credit Facility require that the Company’s leverage ratio, as defined in the Credit Facility, be less than 65%, provided that this leverage ratio can be exceeded for one period of two consecutive quarters, but may not exceed 70%, and that the Company meet certain other debt yield, interest coverage and fixed charge ratios (see note 4). Compliance with each of these ratios is dependent upon the Company’s financial performance. The leverage ratio is based, in part, on applying a capitalization rate to the Company’s net operating income. Based on this calculation method, decreases in net operating income would result in an increased leverage ratio, even if overall debt levels remain constant. To avoid breaching the leverage ratio or other covenants, the Company might be required to curtail its capital spending, sell assets, further reduce its dividend, reduce debt levels or raise additional equity capital.

Partnership Investments

The Company accounts for its investments in partnerships that it does not control using the equity method of accounting. These investments, each of which represent a 40% to 50% noncontrolling ownership interest at December 31, 2008, are recorded initially at the Company’s cost and subsequently adjusted for the Company’s share of net equity in income and cash contributions and distributions. The Company does not control any of these equity method investees for the following reasons:

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

Statements of Cash Flows

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and 2007, cash and cash equivalents totaled $9.8 million and $27.9 million, respectively, and included tenant security deposits of $4.5 million and $4.4 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $117.5 million, $109.5 million and $109.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, net of amounts capitalized of $16.0 million, $16.3 million and $9.6 million, respectively.

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

Revenue Recognition

The Company derives over 95% of its revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above-market and below-market intangibles (as described below under “Intangible Assets”) and straight-line rent. The Company records base rent on a straight-line basis, which means that the monthly base rent income according to the terms of the Company’s leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, the Company accelerates amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by approximately $2.3 million in 2008, $2.4 million in 2007 and $2.9 million in 2006. The straight-line receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2008 and December 31, 2007 were $24.2 million and $21.8 million, respectively.

Percentage rent represents rental income that the tenant pays based on a percentage of its sales, either as a percentage of their total sales or as a percentage of sales over a certain threshold. In the latter case, the Company does not record percentage rent until the sales threshold has been reached. Revenue for rent received from tenants prior to their due dates is deferred until the period to which the rent applies.

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a pro rata share of certain common area maintenance costs and real estate taxes. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company’s income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2008 and 2007, the Company’s accounts receivable included accrued income of $11.7 million and $10.9 million, respectively, because actual reimbursable expense amounts able to be billed to tenants under applicable contracts exceeded amounts actually billed. Subsequent to the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.

Payments made to tenants as inducements to enter into a lease are treated as deferred costs that are amortized as a reduction of rental revenue over the term of the related lease.

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

Fair Value

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company utilizes the fair value hierarchy in its accounting for derivatives and in its impairment reviews of real estate assets and goodwill.

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact the Company’s net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

Assessment of the recoverability by the Company of certain lease related costs must be made when the Company has a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires the Company to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discontinued cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

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

The Company allocates purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships.

The following table presents the Company’s intangible assets and liabilities, net of accumulated amortization, as of December 31, 2008 and 2007:

(in thousands of dollars)	As of December 31, 2008	As of December 31, 2007
Value of in-place lease intangibles	$55,745	$84,140
Above-market lease intangibles	5,395	8,192

Subtotal	61,140	92,332
Goodwill (see below)	7,156	11,804

Total intangible assets	$68,296	$104,136

Below-market lease intangibles	$(7,996)	$(10,131)

Amortization of in-place lease intangibles was $29.1 million, $29.0 million and $29.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Amortization of above-market and below-market lease intangibles decreased revenue by $0.6 million, $0.1 million and $0.6 million in 2008, 2007 and 2006, respectively.

In the normal course of business, the Company’s intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ended December 31,	In-Place Lease Intangibles	Above/(Below) Market Leases
2009	$27,005	$191
2010	22,383	126
2011	5,130	206
2012	1,191	(175)
2013	36	(410)
2014 and thereafter	—	(2,539)

Total	$55,745	$(2,601)

Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company conducts an annual review of its goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. The Company determined the fair value of its properties and the goodwill that is associated with the properties by applying a capitalization rate to the Company’s best estimate of projected income at those properties. The Company also considers factors such as property sales performance, market position and current and future operating results.

In connection with the Company’s 2008 annual goodwill impairment test, the Company determined that the carrying amount of the goodwill was impaired, resulting in a $4.6 million impairment loss. The Company’s intangible assets on the accompanying consolidated balance sheets at December 31, 2008 and 2007 include $7.2 million and $11.8 million, respectively, (net of $0.6 million and $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

Changes in the carrying amount of goodwill for the three years ended December 31, 2008 were as follows:

(in thousands of dollars)
Balance, January 1, 2006	$11,829
Goodwill divested	(25)

Balance, December 31, 2006	11,804
Goodwill divested	—

Balance, December 31, 2007	11,804
Impairment	(4,648)

Balance, December 31, 2008	$7,156

Assets Held for Sale and Discontinued Operations

The determination to classify an asset as held for sale requires significant estimates by the Company about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the condition of the property. The Company must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers operating properties to be held for sale when they meet the criteria in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), which includes factors such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. If, in management’s opinion, the net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.

Assuming no significant continuing involvement, a sold operating real estate property is considered a discontinued operation. In addition, operating properties classified as held for sale are considered discontinued operations. Operating properties classified as discontinued operations were reclassified as such in the accompanying consolidated statement of income for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See note 2 for a description of the properties included in discontinued operations. Land parcels and other portions of operating properties, non-operating real estate and investment in partnerships are excluded from discontinued operations treatment.

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

The Company capitalizes payments made to obtain options to acquire real property. Other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired. The Company recorded abandoned project costs of $1.3 million, $1.5 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition to the amount noted in the asset impairment discussion in note 2, the Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
(in thousands of dollars)	2008	2007	2006
Development/Redevelopment:
Salaries and benefits	$3,276	$2,349	$2,265
Real estate taxes	$2,380	$2,236	$1,398
Interest	$15,968	$16,259	$9,640
Leasing:
Salaries and benefits	$5,314	$4,830	$4,613

Tenant Receivables

The Company makes estimates of the collectibility of its tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness and current economic and industry trends when evaluating the adequacy of the allowance for doubtful accounts. The receivables analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectibility. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct affect on the Company’s net income because higher bad debt expense results in less net income, other things being equal. For straight-line rent, the collectibility analysis considers the probability of collection of the unbilled deferred rent receivable given the Company’s experience regarding such amounts.

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

No provision for excise tax was made for the years ended December 31, 2008, 2007, and 2006, as no excise tax was due in those years.

The per share distributions paid to shareholders had the following components for the years ended December 31, 2008, 2007, and 2006:

	For the Year Ended December 31,
	2008	2007	2006
Ordinary income	$2.25	$2.11	$1.93
Capital gains	—	—	0.04
Return of capital	0.03	0.17	0.31

	$2.28	$2.28	$2.28

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more likely than not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The adoption of FIN 48 had no material effect on the Company’s financial statements.

PRI is subject to federal, state and local income taxes. The Company had no provision or benefit for federal or state income taxes in the years ended December 31, 2008, 2007 and 2006. The Company had net deferred tax assets of $5.3 million for each of the years ended December 31, 2008 and 2007. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the deferred tax assets, since it is more likely than not that these will not be realized. The Company recorded expense of $0.2 million related to Philadelphia net profits tax for each of the years ended December 31, 2008 and 2007, respectively.

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $3,864.4 million and $3,108.1 million, respectively, at December 31, 2008, and $3,526.5 million and $2,836.7 million, respectively, at December 31, 2007.

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

Derivative financial instruments are recorded on the balance sheet as assets or liabilities based on the instruments’ fair value. Changes in the fair value of derivative financial instruments are recognized currently in earnings, unless the derivative financial instrument meets the criteria for hedge accounting contained in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”). If the derivative financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

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

Recent Accounting Pronouncements

APB 14-1

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional noncash interest expense. The Company’s Exchangeable Notes are within the scope of FSP 14-1; therefore, the Company will be required to record debt components of the notes at fair value as of the date of issuance, and amortize the discount as an increase to interest expense over the expected life of the debt. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all periods presented. The Company adopted FSP 14-1 on January 1, 2009. The Company anticipates that as a result of the application of this standard, it will record additional interest expense for the years ended December 31, 2008 and 2007 of $3.5 million and $2.1 million, respectively. Also, based on the Exchangeable Notes’ current outstanding aggregate principal balance, the Company anticipates that it will record additional interest expense of approximately $3.1 million to $3.5 million in the years ended December 31, 2009, 2010 and 2011, and approximately $1.5 million in the year ended December 31, 2012, the year that the Exchangeable Notes mature. Additionally, the Company anticipates that the application of this standard will decrease its debt balance as of December 31, 2008 by approximately $11.4 million, with a corresponding increase to shareholders’ equity.

SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Company adopted the provisions of SFAS No. 161 on January 1, 2009 and will make the required disclosures in accordance with the pronouncement.

SFAS No. 141 R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (rev. 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141 R”). This statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141 R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141 R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141 R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at fair value at the acquisition date. SFAS No. 141 R requires entities to directly expense transaction costs. The Company adopted the provisions of this statement on January 1, 2009, prospectively. The Company has determined that the adoption of SFAS No. 141 R will not have a material impact on the Company’s consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted the provisions of this statement on January 1, 2009. The Company has determined that the adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial statements.

2.	REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2008 and 2007 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2008	2007
Buildings, improvements and construction in progress	$3,140,371	$2,819,210
Land, including land held for development	567,677	548,084

Total investments in real estate	3,708,048	3,367,294
Accumulated depreciation	(516,832)	(401,502)

Net investments in real estate	$3,191,216	$2,965,792

Impairment of assets

During the year ended December 31, 2008, the Company recorded asset impairment charges totaling $27.6 million, which is recorded as a separate line item (“Impairment of assets”) in the consolidated statement of income. Details about the assets that were written down are as follows:

(in thousands of dollars)
White Clay Point	$11,799
Sunrise Plaza	7,027
Goodwill	4,648
Valley View Downs	3,032
Predevelopment costs	936
Land held for development	150

Total	$27,592

White Clay Point is a mixed use ground-up development project located in Landenberg, Pennsylvania. During the fourth quarter of 2008, in connection with the Company’s 2009 business planning process, which included a strategic review of its future development projects, management determined that the development plans for White Clay Point were uncertain. Consequently, the Company recorded an impairment loss of $11.8 million, which represents the aggregate of the costs excluding the purchase price of the land that had been capitalized to date for this development. The Company believes that the carrying value of the costs remaining on its consolidated balance sheet is recoverable as the fair value of the land exceeds the carrying amount.

Sunrise Plaza is an operating power center located in Forked River, New Jersey. During the fourth quarter 2008, in connection with the Company’s 2009 business planning process, which included a strategic review of its future development projects, management determined that Sunrise Plaza’s carrying value exceeded its fair value. Consequently, the Company recorded an impairment loss of $7.0 million, which represents the excess of the carrying value of the project’s assets over their fair value determined by their future discounted cash flows.

In September 2008, the Company entered into an Amendment Agreement with Valley View Downs, LP (“Valley View”) and Centaur Pennsylvania, LLC (“Centaur”) with respect to the development of a proposed harness racetrack and casino in western Pennsylvania (the “Project”) to be owned and operated by Valley View.

The Amendment Agreement amends the terms of the Binding Memorandum of Understanding dated October 7, 2004, as amended by Amendment No. 1 to the Binding Memorandum of Understanding dated October 1, 2007, among the Company, Valley View and Centaur (the “MOU”).

Pursuant to an amendment agreement, the Company will permit Centaur and Valley View to suspend any payments to the Company otherwise required by the MOU and the related development agreement until September 30, 2010. If there is a sale or other disposition by Valley View and Centaur of all or substantially all of their economic interest in the project on or prior to September 30, 2010, the Company and Valley View have agreed (i) that the Company will accept a cash payment of $13.0 million to the Company in satisfaction of the obligations of Valley View to the Company under the MOU and development agreement, and (ii) upon such payment, the MOU and the development agreement will be terminated. If a disposition and payment do not occur on or prior to September 30, 2010, the obligations of Centaur and Valley View to make the payments to the Company required by the MOU and development agreement will be reinstated. In the fourth quarter of 2008, the Company recorded a $3.0 million impairment charge against the amounts the Company has spent in connection with the MOU and the fees the Company has earned under the development agreement. The decision was made following a downgrade in Centaur’s credit rating by major rating agencies, which caused the Company to conclude that there is significant uncertainty that it will recover the carrying amounts of the accounts receivable and the original investment associated with this project.

Valley View has obtained a harness racing license for the proposed racetrack and has applied for a license to operate a casino, but has advised the Company of the prospect of the sale or other disposition of its economic interest in the Project.

During the fourth quarter of 2008, the Company determined that there was significant uncertainty about the likelihood that it would continue in its plans to acquire a site in West Chester, Pennsylvania for a future mixed use project. The Company recorded an impairment charge of $0.9 million related to this project, representing the costs incurred related to this project to date.

During the fourth quarter of 2008, the Company determined that the carrying value of an undeveloped land parcel adjacent to its Viewmont Mall exceeded its fair value based on the Company’s estimate of discounted cash flows associated with this parcel. Consequently, the Company recorded an impairment loss of $0.2 million.

2008 Acquisitions

In January 2008, the Company entered into an agreement under which it acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings that are expected to occur in the first quarter of 2009 and the first or second quarter of 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall in Cherry Hill, New Jersey. The Company acquired its interests in BCA for $4.0 million in cash paid at the first closing in February 2008. See note 11 for further discussion. The Company has consolidated BCA for financial reporting purposes.

In July 2008, the Company acquired a parcel in Lancaster, Pennsylvania for $8.0 million plus customary closing costs for future development.

2007 Acquisitions

In August 2007, the Company purchased a land parcel in Monroe Township, Pennsylvania for $5.5 million. This property, which the Company named Monroe Marketplace, is currently operating with further development activity.

In August 2007, the Company purchased Plymouth Commons, an office building adjacent to Plymouth Meeting Mall, for $9.2 million.

2006 Acquisitions

In February 2006, the Company acquired land parcels in Gainesville, Florida for approximately $21.5 million, including closing costs. The acquired parcels are collectively known as “Springhills.” See note 12.

In separate transactions from June 2006 to October 2006, the Company acquired the former Strawbridge’s department store buildings at Cherry Hill Mall, Willow Grove Park and The Gallery at Market East from Federated Department Stores, Inc. (now named Macy’s, Inc.) following its merger with The May Department Stores Company for an aggregate purchase price of $58.0 million.

In connection with the merger (the “Merger”) with Crown American Realty Trust (“Crown”) in 2003, Crown’s former operating partnership retained an 11% interest in the capital and 1% interest in the profits of two partnerships that owned or ground leased 12 shopping malls. The retained interests were subject to a put-call arrangement between Crown’s former operating partnership and the Company. Pursuant to this arrangement, the Company had the right to require Crown’s former operating partnership to contribute the retained interest to the Company following the 36th month after the closing of the Merger (i.e., after November 20, 2006) in exchange for 341,297 additional OP Units. The Company acquired these interests in December 2006. The value of the exchanged OP Units at closing was $13.4 million. Mark E. Pasquerilla, who was elected a trustee of the Company following the Merger, and his affiliates had an interest in Crown’s former operating partnership.

2007 Dispositions

In March 2007, the Company sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. The Company recorded a gain of $6.7 million on the sale. In connection with the sale, the Company repaid the mortgage note associated with Schuylkill Mall, with a balance of $16.5 million at closing.

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

In September 2006, the Company sold South Blanding Village, a strip center in Jacksonville, Florida, for $7.5 million. The Company recorded a gain of $1.4 million on the sale.

In December 2006, the Company sold a parcel at Voorhees Town Center in Voorhees, New Jersey to a residential real estate developer for $5.4 million. The parcel was subdivided from the retail property. The Company recorded a gain of $4.7 million on the sale of this parcel.

Discontinued Operations

The Company has presented as discontinued operations the operating results of Schuylkill Mall, South Blanding Village and Festival at Exton.

The following table summarizes revenue and expense information for the Company’s discontinued operations (there were no discontinued operations in 2008):

	For the Year Ended December 31,
(in thousands of dollars)	2007	2006
Real estate revenue	$1,073	$6,334
Expenses:
Property operating expenses	(852)	(3,597)
Depreciation and amortization	(215)	(3,871)
Interest expense	(136)	(1,067)

Total expenses	(1,203)	(8,535)
Operating results from discontinued operations	(130)	(2,201)
Gains on sales of discontinued operations	6,699	1,414
Minority interest in discontinued operations	(691)	79

Income (loss) from discontinued operations	$5,878	$(708)

Development Activities

As of December 31, 2008 and 2007, the Company had capitalized $421.2 million and $298.7 million, respectively, related to construction and development activities. Of the balance at December 31, 2008, $1.6 million is included in deferred costs and other assets in the accompanying consolidated balance sheets, $411.5 million is included in construction in progress, $2.6 million is included in investments in partnerships, at equity and $5.5 million is included in land held for development. The Company had $800,000 of deposits on land purchase contracts at December 31, 2008, of which $750,000 was refundable.

3.	INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of December 31, 2008 and 2007:

	As of December 31,
(in thousands of dollars)	2008	2007
ASSETS:
Investments in real estate, at cost:
Retail properties	$390,341	$386,050
Construction in progress	4,402	4,632

Total investments in real estate	394,743	390,682
Accumulated depreciation	(102,804)	(87,961)

Net investments in real estate	291,939	302,721
Cash and cash equivalents	5,887	10,604
Deferred costs and other assets, net	22,848	25,608

Total assets	320,674	338,933

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage notes payable	370,206	378,317
Other liabilities	18,308	27,668

Total liabilities	388,514	405,985

Net deficit	(67,840)	(67,052)
Partners’ share	(33,659)	(33,025)

Company’s share	(34,181)	(34,027)
Excess investment (1)	16,143	15,151
Advances	5,414	6,134

Net investments and advances	$(12,624)	$(12,742)

Investment in partnerships, at equity	$36,164	$36,424
Distributions in excess of partnership investments	(48,788)	(49,166)

Net investments and advances	$(12,624)	$(12,742)

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

Mortgage notes payable, which are secured by eight of the partnership properties (including one property in development), are due in installments over various terms extending to the year 2018, with interest rates ranging from 1.76% to 8.02% and a weighted-average interest rate of 4.28% at December 31, 2008. The liability under each mortgage note is limited to the partnership that owns the particular property. The Company’s proportionate share, based on its respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ended December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2009	$1,820	$123,575	$125,395	$250,855
2010	1,750	1,412	3,162	6,387
2011	1,259	44,788	46,047	92,158
2012	246	3,708	3,954	9,795
2013	1,358	4,148	5,506	11,011

	$6,433	$177,631	$184,064	$370,206

The following table summarizes the Company’s share of equity in income of partnerships for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
(in thousands of dollars)	2008	2007	2006
Real estate revenue	$75,168	$70,116	$67,356
Expenses:
Property operating expenses	(23,112)	(22,095)	(19,666)
Interest expense	(21,226)	(24,472)	(22,427)
Depreciation and amortization	(16,458)	(13,763)	(13,537)

Total expenses	(60,796)	(60,330)	(55,630)

Net income	14,372	9,786	11,726
Less: Partners’ share	(7,154)	(4,893)	(5,863)

Company’s share	7,218	4,893	5,863
Amortization of excess investment	(165)	(256)	(268)

Equity in income of partnerships	$7,053	$4,637	$5,595

Mortgage Activity

In November 2005, the unconsolidated partnership that owns Springfield Mall in Springfield, Pennsylvania entered into a $76.5 million mortgage loan that is secured by Springfield Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of two years, during which interest only payments were required. The loan bears interest at an annual rate equal to, at the election of the Company, LIBOR plus 1.10% or LIBOR plus 1.275% basis points while the former Strawbridge’s anchor space is vacant, or at a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%. There are three separate one-year extension options, provided that there is no event of default and provided that certain other conditions are met, as required under the loan agreement. In November 2007, the partnership that owns the mall exercised the first extension option, and in November 2008, the partnership exercised the second extension option and made a principal payment of $4.2 million.

In July 2006, the unconsolidated partnership that owns Lehigh Valley Mall in Whitehall, Pennsylvania entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only were required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 0.56%. There are three separate one-year extension options, provided that there is no event of default, that the borrower buys an interest rate cap for the term of any applicable extension and provided that certain other conditions are met, as required under the loan agreement. In August 2007 and June 2008, the partnership that owns the mall exercised the first and second one-year extension options, respectively.

In October 2008, the unconsolidated partnership that owns Whitehall Mall in Allentown, Pennsylvania entered into a new $12.4 million, 10 year mortgage with a fixed interest rate of 7.0% to replace the prior mortgage on the property. The Company’s interest in the unconsolidated partnership is 50%.

4.	FINANCING ACTIVITY

General

In September 2008, the Company entered into a senior unsecured Term Loan Agreement (the “Term Loan”) under which it borrowed $170.0 million. Also in September 2008, the Company closed agreements for an aggregate of $286.3 million through four separate loan transactions, each of which is secured by a mortgage on an operating retail property owned by the Company. The Company used the proceeds of these four mortgage loans, the Term Loan borrowing and a borrowing under its Credit Facility to repay the Company’s $400.9 million, 15 property real estate mortgage investment conduit (the “REMIC”) in full. In connection with this repayment, the 15 malls were released from the liens under the REMIC, and, as described below, four of these malls were used to secure new mortgage financings. The Company assumed the REMIC in connection with its 2003 merger with Crown American Realty Trust.

Exchangeable Notes

In May 2007, the Company, through its Operating Partnership, completed the sale of $287.5 million aggregate principal amount of exchangeable notes due 2012 (“Exchangeable Notes”). The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under the Company’s Credit Facility, the cost of the capped call transactions related to the issuance of the Exchangeable Notes, and for other general corporate purposes. The Exchangeable Notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest payments are due on June 1 and December 1 of each year, and began on December 1, 2007, and will continue until the maturity date of June 1, 2012. The Operating Partnership’s obligations under the Exchangeable Notes are fully and unconditionally guaranteed by the Company.

The Exchangeable Notes bear interest at 4.00% per annum and contain an exchange settlement feature. Pursuant to this feature, upon surrender of the Exchangeable Notes for exchange, the Exchangeable Notes will be exchangeable for cash equal to the principal amount of the Exchangeable Notes and, with respect to any excess exchange value above the principal amount of the Exchangeable Notes, at the Company’s option, for cash, common shares of the Company or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of Exchangeable Notes, or $54.64 per share. The Exchangeable Notes will be exchangeable only under certain circumstances. Prior to maturity, the Operating Partnership may not redeem the Exchangeable Notes except to preserve the Company’s status as a real estate investment trust. If the Company undergoes certain change of control transactions at any time prior to maturity, holders of the Exchangeable Notes may require the Operating Partnership to repurchase their Exchangeable Notes in whole or in part for cash equal to 100% of the principal amount of the Exchangeable Notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date, and there is a mechanism for holders to receive any excess exchange value. The Indenture for the Exchangeable Notes does not contain any financial covenants.

In connection with the offering of the Exchangeable Notes, the Company and the Operating Partnership entered into capped call transactions with affiliates of the initial purchasers of the Exchangeable Notes. These agreements effectively increase the exchange price of the Exchangeable Notes to $63.74 per share. The cost of these agreements of $12.6 million was recorded in the shareholders’ equity section of the Company’s consolidated balance sheet.

In December 2008, the Company repurchased $46.0 million in aggregate principal amount of its Exchangeable Notes in privately-negotiated transactions for an aggregate purchase price of $15.9 million, which resulted in a gain on extinguishment of debt of $29.3 million. The Company terminated an equivalent notional amount of the related capped calls. In connection with the repurchases, the Company retired approximately $0.8 million of deferred financing costs. As of December 31, 2008, $241.5 million in aggregate principal amount of the Exchangeable Notes remained outstanding. In January 2009, the Company repurchased an additional $2.1 million in aggregate principal amount of its Exchangeable Notes for $0.7 million, resulting in a gain on extinguishment of debt of $1.4 million.

Senior Unsecured Term Loan

In September 2008, the Company borrowed an aggregate of $170.0 million under its Term Loan with a stated interest rate of 2.50% above LIBOR. Also in September 2008, the Company swapped the floating interest rate on $130.0 million of the Term Loan balance to a fixed rate of 5.33%, effective October 1, 2008. In October 2008, the Company swapped the floating interest rate on the remaining $40.0 million of the Term Loan balance to a fixed rate of 5.15%. The Company may increase the outstanding amount of the Term Loan, subject to certain conditions and to the participation of additional lenders, on one additional occasion before the initial maturity date of March 20, 2010. The Company may extend the maturity date of the Term Loan, subject to certain conditions, on one occasion for a period of one year. If the Company exercises this right, it would pay an extension fee of 0.25% of the then outstanding principal. The weighted average effective interest rate based on amounts borrowed was 5.72%. The weighted average interest rate on amounts outstanding at December 31, 2008 was 5.29%.

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

The Term Loan contains customary representations and affirmative and negative covenants, including compliance with certain financial covenants that are materially the same as those contained in the Company’s Credit Facility. As of December 31, 2008, the Company was in compliance with all of these covenants.

Mortgages

Mortgage notes payable, which are secured by 24 of the Company’s consolidated properties, are due in installments over various terms extending to the year 2017 with contract interest rates ranging from 4.95% to 7.61% and a weighted average interest rate of 5.78% at December 31, 2008. Principal payments are due as follows:

(in thousands of dollars) For the Year Ended December 31,	Principal Amortization	Balloon Payments	Total
2009	$17,053	$58,009	$75,062
2010	18,649	19,448	38,097
2011	19,795	99,000	118,795
2012	18,214	359,638	377,852
2013	12,712	402,722	415,434
2014 and thereafter	24,180	706,850	731,030

	$110,603	$1,645,667	$1,756,270

Debt Premium			4,026

			$1,760,296

The Company determined that the fair value of the mortgage notes payable was approximately $1,681.7 million at December 31, 2008, based on year-end interest rates and market conditions. The mortgage notes payable contain affirmative and negative covenants customarily found in notes of this kind. As of December 31, 2008, the Company was in compliance with all of these covenants.

Mortgage Activity

The following table presents the mortgage loans that the Company entered into during the years ended December 31, 2008, 2007 and 2006:

(in millions of dollars) Financing Date	Property	Amount Financed or Extended	Stated Rate	Swapped Rate	Maturity
2006 Activity:
February	Valley Mall	$90.0	5.49 % fixed	n/a	February 2016
March	Woodland Mall(1)	156.5	5.58 % fixed	n/a	April 2016

2007 Activity:
May	The Mall at Prince Georges(2)	150.0	5.51% fixed	n/a	June 2017

2008 Activity:
January	Cherry Hill Mall(3)(4)	55.0	5.51% fixed	n/a	October 2012
February	One Cherry Hill Plaza(2)(5)	8.0	LIBOR plus 1.30%	n/a	August 2009
May	Creekview Center(6)	20.0	LIBOR plus 2.15%	5.56%	June 2010
June	Christiana Center(2)(7)	45.0	LIBOR plus 1.85%	5.87%	June 2011
July	Paxton Towne Centre(2)(7)	54.0	LIBOR plus 2.00%	5.84%	July 2011
September	Patrick Henry Mall(8)	97.0	6.34% fixed	n/a	October 2015
September	Jacksonville Mall(2)(9)(10)	56.3	LIBOR plus 2.10%	5.83%	September 2013
September	Logan Valley Mall(2)(10)(11)	68.0	LIBOR plus 2.10%	5.79%	September 2013
September	Wyoming Valley Mall(2)(10)(12)	65.0	LIBOR plus 2.25%	5.85%	September 2013
November	Francis Scott Key Mall(2)	55.0	LIBOR plus 2.35%	5.25%	December 2013
November	Viewmont Mall(2)	48.0	LIBOR plus 2.35%	5.25%	December 2013
December	Exton Square Mall(13)	70.0	7.50% fixed	n/a	January 2014

(1)	Interest only for the first three years then amortization based on a 30-year amortization schedule.
(2)	Interest only.
(3)	Supplemental financing with a maturity date that coincides with the existing first mortgage.

(4)	First 24 payments are interest only followed by principal and interest payments based on a 360-month amortization schedule.
(5)	Entered into this mortgage as a result of the acquisition of Bala Cynwyd Associates, L.P. (“BCA”). Mortgage has two one-year extension options.
(6)	Mortgage has a term of two years and three one-year extension options.
(7)	Mortgage has a term of three years and two one-year extension options.
(8)	Payments based on 25 year amortization schedule, with balloon payment in October 2015.
(9)

On one occasion prior to March 9, 2010, the Company may request an increase in the principal amount of the loan of up to $3.7 million, or a total of $60.0 million principal in total, subject to satisfaction of a financial condition.

(10)	Mortgage has a term of five years and two one-year extension options.
(11)

The loan bears interest at an annual rate equal to, at the election of the borrower, LIBOR plus 2.10%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(12)

The loan bears interest at an annual rate equal to, at the election of the borrower, LIBOR plus 2.25%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(13)	Payments based on 30 year amortization schedule, with balloon payment in January 2014.

In July 2008, the Company repaid a $12.7 million mortgage loan on Crossroads Mall in Beckley, West Virginia, using funds from its Credit Facility and available working capital.

In December 2008, the Company repaid a $93.0 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $70.0 million from a new mortgage on the property, the Company’s Credit Facility and available working capital.

In January 2009, the Company repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from its Credit Facility.

Credit Facility

The amounts borrowed under the Company’s $500.0 million Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on leverage. In determining leverage, the capitalization rate used to calculate Gross Asset Value is 7.50%. In the determination of the Company’s Gross Asset Value, when the Company completes the redevelopment or development of a property and it is Placed in Service, the amount of Construction in Progress of such property included in Gross Asset Value is gradually reduced over a four quarter period. The availability of funds under the Credit Facility is subject to compliance with financial and other covenants and agreements. In October 2008, the Company exercised an option to extend the term of the Credit Facility to March 2010.

As of December 31, 2008 and 2007, $400.0 million and $330.0 million, respectively, were outstanding under the Credit Facility. The Company pledged $6.4 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $93.6 million at December 31, 2008. The weighted average effective interest rate based on amounts borrowed was 4.63%, 6.34% and 6.50% for the years ended December 31, 2008, 2007, and 2006, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at December 31, 2008 was 2.87%.

As amended, the Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, as well as requirements that the Company maintain, on a consolidated basis (all capitalized terms used in this paragraph have the meanings ascribed to such terms in the Credit Agreement): (1) a minimum Tangible Net Worth of not less than 75% of the Tangible Net Worth of the Company on December 31, 2007 plus 75% of the Net Proceeds of all Equity Issuances effected at any time after December 31, 2007; (2) a maximum ratio of Total Liabilities to Gross Asset Value of 0.65:1, provided that such ratio may exceed 0.65:1 for one period of two consecutive fiscal quarters but may not exceed 0.70:1; (3) a minimum ratio of EBITDA to Indebtedness of 0.0975:1, provided that such ratio may be less than 0.0975:1 for one period of two consecutive fiscal quarters but may not be less than 0.0925:1; (4) a minimum ratio of Adjusted EBITDA to Fixed Charges of 1.40:1 for periods ending on or before

December 31, 2008, after which time the ratio is 1.50:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 5.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries and Unconsolidated Affiliates not in excess of 5.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company or any other Subsidiary not in excess of 5.0% of Gross Asset Value; (8) maximum Investments in Subsidiaries that are not Wholly-Owned Subsidiaries and Investments in Unconsolidated Affiliates not in excess of 20.0% of Gross Asset Value; (9) maximum Investments subject to the limitations in the preceding clauses (5) through (7) not in excess of 10.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) a maximum Total Budgeted Cost Until Stabilization for all properties under development not in excess of 20.0% of Gross Asset Value at any time on or before June 30, 2009, and 15.0% of Gross Asset Value at any time after June 30, 2009; (12) a maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates; (13) a maximum ratio of Secured Indebtedness of the Company, its Subsidiaries and its Unconsolidated Affiliates to Gross Asset Value of 0.60:1; and (14) a maximum ratio of recourse Secured Indebtedness of the Borrower or Guarantors to Gross Asset Value of 0.25:1. As of December 31, 2008, the Company was in compliance with all of these debt covenants.

5.	DERIVATIVES

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Forward Starting Interest Rate Swaps

In 2008, the Company cash settled all of its forward-starting interest rate swaps with an aggregate notional amount of $400.0 million. The Company paid an aggregate of $16.5 million in cash to settle these swaps. The swaps were settled in anticipation of the Company’s issuance of long term debt. Accumulated other comprehensive loss as of December 31, 2008 includes a net loss of $14.4 million relating to forward-starting swaps that the Company has cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

During the second quarter of 2008, the Company revised its estimates regarding the expected terms of its anticipated issuances of long term debt. This change in estimates resulted in hedge ineffectiveness for a portion of the forward starting swaps that were outstanding on the date that the estimates changed. In 2008, the Company recorded a gain due to hedge ineffectiveness of $46,000 and a net loss of $358,000 due to hedge ineffectiveness. Also, for several of these swaps, the result of this change in estimates was that the swaps were no longer designated as cash flow hedges since they no longer met the requirements for hedge accounting. The Company recorded a net gain of $2.4 million in 2008 in connection with these swaps. The net gain represents the change in the fair market value of the swaps from the date of de-designation to the date when the swaps were either settled or redesignated. The swap net gain and the net hedge ineffectiveness gain/ loss are recorded in interest expense in the accompanying statements of income.

Interest Rate Swaps

As of December 31, 2008, the Company had entered into 12 interest rate swap agreements that have a weighted average rate of 3.31% on a notional amount of $581.3 million maturing on various dates through November 2013.

The Company entered into these interest rate swap agreements in order to hedge the interest payments associated with the Company’s 2008 issuances of floating rate long-term debt. The Company assessed the effectiveness of these swaps as hedges at inception and on December 31, 2008, and considered these swaps to be highly effective cash flow hedges. The Company’s interest rate swaps are net settled monthly.

As of December 31, 2008, the aggregate estimated unrealized net loss attributed to these interest rate swaps was $29.2 million. The carrying amount of the derivative assets is reflected in deferred costs and other assets, the associated liabilities are reflected in accrued expenses and other liabilities and the net unrealized gain is reflected in accumulated other comprehensive loss in the accompanying balance sheets.

The following table summarizes the terms and fair values of the Company’s interest rate swap derivative instruments at December 31, 2008. The notional amounts at December 31, 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at December 31, 2008	Interest Rate	Maturity Date
$20.0 million	$(0.7) million	3.41%	June 1, 2010
$45.0 million	(2.8) million	4.02%	June 19, 2011
$54.0 million	(3.3) million	3.84%	July 25, 2011
$25.0 million	(0.6) million	2.86%	March 20, 2010
$75.0 million	(1.7) million	2.83%	March 20, 2010
$30.0 million	(0.7) million	2.79%	March 20, 2010
$65.0 million	(4.7) million	3.60%	September 9, 2013
$68.0 million	(5.2) million	3.69%	September 9, 2013
$56.3 million	(4.4) million	3.73%	September 9, 2013
$40.0 million	(0.8) million	2.65%	March 22, 2010
$55.0 million	(2.3) million	2.90%	November 29, 2013
$48.0 million	(2.0) million	2.90%	November 29, 2013

$581.3 million	$(29.2) million

6.	PREFERRED SHARE REDEMPTION

On July 31, 2007, the Company redeemed all of its 11% non-convertible senior preferred shares for $129.9 million, or $52.50 per preferred share, plus accrued and unpaid dividends to the redemption date of $1.9 million. The preferred shares were issued in November 2003 in connection with the Merger with Crown, and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, the Company borrowed $131.8 million under its Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price is included in “Income Available to Common Shareholders” in the year ended December 31, 2007.

7.	BENEFIT PLANS

The Company maintains a 401(k) Plan (the “Plan”) in which substantially all of its employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a specified percentage of the employees’ contributions. The Company’s and its employees’ contributions are fully vested, as defined in the Plan agreement. The Company’s contributions to the Plan were $1.0 million for each of the years ended December 31, 2008, 2007 and 2006.

The Company also maintains Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses recorded by the Company under the provisions of the Supplemental Plans were $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also maintains share purchase plans through which the Company’s employees may purchase shares of beneficial interest at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2008, 2007, and 2006, approximately 45,000, 20,000 and 17,000 shares, respectively, were purchased for total consideration of $0.7 million for the year ended December 31, 2008 and $0.6 million, for each of the years ended December 31, 2007, and 2006. The Company recorded an expense of $0.1 million, $0.2 million and $0.2 million in the years ended December 31, 2008, 2007 and 2006, respectively, related to the share purchase plans.

8.	COMMON SHARE REPURCHASE PROGRAM

In December 2007, the Company’s Board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s common shares through solicited or unsolicited transactions in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009, subject to the Company’s authority to terminate the program earlier. Previously, in October 2005, the Company’s Board of Trustees had authorized a program to repurchase up to $100.0 million of the Company’s common shares. That program expired by its terms on December 31, 2007. The Company may fund repurchases under the program from any source deemed appropriate at the time of a repurchase. The Company is not required to repurchase any shares under the program. The dollar amount of shares that may be repurchased or the timing of such transactions is dependent on the prevailing price of the Company’s common shares and market conditions, among other factors. The program will be in effect until the end of 2009, subject to the authority of the Company’s Board of Trustees to terminate the program earlier.

Repurchased shares are treated as authorized but unissued shares. In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” the Company accounts for the purchase price of the shares repurchased as a reduction of shareholder’s equity and allocates the purchase price between retained earnings, shares of beneficial interest and capital contributed in excess of par as required. The Company did not repurchase any shares in 2008 or 2006. In 2007, the Company repurchased 152,500 shares at an average price of $35.67, or an aggregate purchase price of $5.4 million.

9.	SHARE BASED COMPENSATION

As of December 31, 2008, there were two share based compensation plans under which the Company continues to make awards: its 2003 Equity Incentive Plan and its 2008 Restricted Share Plan for Non-Employee Trustees, which was approved in 2007. Previously, the Company maintained five other plans pursuant to which it granted awards of restricted shares or options. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or outstanding and exercisable, respectively. In addition, the Company previously maintained a plan pursuant to which it granted options to its non-employee trustees.

The Company follows the expense recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share based payments to employees to be valued at their fair value on the date of grant, and to be expensed over the applicable vesting period.

Share Based Compensation Plans

For the years ended December 31, 2008, 2007 and 2006, the Company recorded aggregate compensation expense for share based awards of $9.4 million, $8.0 million and $7.4 million, respectively, in connection with the equity programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. The Company capitalized compensation costs related to share based awards of $0.4 million in both 2008 and 2007.

2003 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued under the Company’s 2003 Equity Incentive Plan (pursuant to options, restricted shares or otherwise) was 1,499,880 as of December 31, 2008. The share based awards described below in this section were all made under the 2003 Equity Incentive Plan.

Restricted Shares

In 2008, 2007 and 2006, the Company made grants of restricted shares subject to time based vesting. In addition, in 2005, the Company made grants of restricted shares that were subject to market based vesting. The aggregate fair value of the restricted shares that the Company granted to its employees in 2008, 2007 and 2006 was $5.0 million, $6.0 million, and $4.9 million, respectively. As of December 31, 2008, there was $9.9 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $4.4 million, $4.0 million, and $4.8 million, respectively.

The Company will record future compensation expense in connection with the vesting of existing time based and market based restricted share awards as follows:

(in thousands of dollars) Year ended December 31,	Future Compensation Expense
2009	$4,495
2010	3,002
2011	2,158
2012	288

Total	$9,943

A summary of the status of the Company’s unvested restricted shares as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	477,413	$37.18
Shares granted	204,285	25.75
Shares vested	(119,448)	39.87
Shares forfeited	(29,320)	31.99

Unvested at December 31, 2008	532,930	$35.62

Restricted Shares Subject to Market Based Vesting

In 2003, 2004, and 2005, the Company granted restricted shares that were subject to market based vesting. The restricted shares subject to market based vesting vest in equal installments over a five-year period if specified total return to shareholders (as defined in the grant) goals established at the time of the grant are met in each year. If the goal is not met in any year, the awards provide for excess amounts of total return to shareholders in a prior or subsequent year to be carried forward or carried back to the year in which the goals were not met. Unvested market based restricted shares remain outstanding and vest in accordance with the applicable award agreement upon the death or disability of the executive, or are forfeited if an executive’s employment is terminated for any reason other than by death, disability, by PREIT without cause or by the officer for good reason. Vesting is accelerated upon a change in control of the Company. The annual total return to shareholders goal for the market based restricted shares awarded in 2005 was set at the greater of (i) 110% of the total return to shareholders of a specified index of real estate investment trusts for each of the five years or (ii) the dividends paid by the Company during the year, expressed as a percentage of the market value of a share, as of the beginning of the year, plus 1%. No market based restricted shares vested in 2006, 2007 or 2008 since the Company’s total return to shareholders was less than the annual total return to shareholders goal for the awards. Because the vesting of the market based restricted shares granted in 2004 depended upon the achievement of certain total return to shareholders goals by December 31, 2008, and because the Company did not meet this objective by that date, 53,969 of the shares granted in 2004 have been forfeited. However, as of December 31, 2008, these shares had not yet been characterized in “shares forfeited” in the table above pending a formal determination by the compensation committee of the Board of Trustees of the Company in accordance with the terms of the 2003 Equity Incentive Plan, which typically occurs early in the following year. As such, the 53,969 shares that will be forfeited as of December 31, 2008 following the formal action of the compensation committee of the Board of Trustees are not categorized in “shares forfeited” in the table above. Because the vesting of the market based restricted shares granted in 2003 depended upon the achievement of certain total return to shareholders goals by December 31, 2007, and because the Company did not meet this objective by that date, 16,831 of the shares granted in 2003 have been forfeited. The Company granted a total of 67,147 restricted shares subject to market based vesting in 2005. However, as described above, recipients of shares subject to market based vesting only earn these common shares if specified total return to shareholders goals are met, and to date, none of the shares granted have been earned. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. The grant date fair value of these awards was determined using a Monte Carlo simulation probabilistic valuation model and was $29.00 for 2005. For purposes of the simulation, the Company assumed an expected quarterly total return to shareholders of a specified index of real estate investment trusts of 2.2%, a standard deviation of 6.4%, and a 0.92 correlation of the Company’s total return to shareholders to that of the specified index of real estate investment trusts for the 2005 awards. Compensation cost relating to these market based vesting awards is recorded ratably over the five-year period. The Company recorded $0.6 million, $1.1 million, and $0.5 million of compensation expense related to market based restricted shares for the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Shares Subject to Time Based Vesting

The Company makes grants of restricted shares subject to time based vesting. The awarded shares generally vest over periods of up to five years (four years for grants made in 2008), typically in equal annual installments, as long as the recipient is an employee of the Company on the vesting date. For senior executive officers with employment agreements, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. The Company granted a total of 195,285, 132,430 and 117,025 restricted shares subject to time based vesting to its employees in 2008, 2007 and 2006, respectively. The weighted average grant date fair value of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $25.74 per share in 2008, $45.11 per share in 2007 and $41.79 per share in 2006. Compensation cost relating to time based restricted shares awards is recorded ratably over the respective vesting periods. The Company recorded $5.1 million, $4.3 million and $3.9 million of compensation expense related to time based restricted shares for the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Share Unit Program

In February 2008, February 2007 and May 2006, the Company’s Board of Trustees established the 2008-2010 RSU Program, the 2007-2009 RSU Program and the 2006-2008 RSU Program, respectively (the “RSU Programs”). Under the RSU Programs, the Company may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on the Company’s performance in terms of total return to shareholders (as defined in the RSU Programs) for the three year periods ending December 31, 2010, 2009 and 2008 (each, a “Measurement Period”) relative to the total return to shareholders for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). If the Company’s total return to shareholders performance is below the 25th percentile of the Index REITs, then no shares will be earned. If the Company’s total return to shareholders over the applicable Measurement Period is above the 25th, 50th or 75th percentiles of the Index REITs, then a percentage of the awards ranging from 50% to 150% will be earned. Dividends are deemed credited to the RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period. The aggregate fair value of the RSU awards in 2008, 2007 and 2006 was determined using a Monte Carlo simulation probabilistic valuation model and was $2.6 million ($21.68 per share), $3.4 million ($50.58 per share) and $1.9 million ($44.30 per share), respectively. For purposes of the 2008 simulation, the Company assumed volatility of 26.3%, which is calculated based on the volatility of the Company’s share price over the last three years, a risk-free interest rate of 2.43%, which reflects the yield on a three-year Treasury bond, and a stock beta of 0.973 compared to the Dow Jones US Real Estate Index based on three years of historical price data. For the purpose of the 2007 simulation, the Company assumed volatility of 22.0%, which is calculated based on the volatility of the Company’s share price over three prior years, a risk-free interest rate of 4.74%, which reflects the yield on a three-year Treasury bond, and a stock beta of 1.029 compared to the Dow Jones US Real Estate Index based on three years of historical price data. For the purpose of the 2006 simulation, the Company assumed volatility of 21.6%, which is calculated based on the volatility of the Company’s share price over the three prior years, a risk-free interest rate of 4.80%, which reflects the yield on a three-year Treasury bond, and a stock beta of 0.955 compared to the Dow Jones US Real Estate Index based on three years of historical price data.

Compensation cost relating to these RSU awards is being expensed over the applicable three year vesting period. The Company granted a total of 122,113 RSUs in 2008, 67,430 RSUs in 2007, and 43,870 RSUs in 2006. However, as described above, recipients of RSU’s only earn common shares if the Company’s total return to shareholders for the applicable Measurement Period exceeds certain percentiles of the Index REITs, and as such, none of the RSUs were earned as of December 31, 2008. The Company recorded $2.6 million, $1.6 million and $0.5 million of compensation expense related to the RSU Programs for the years ended December 31, 2008, 2007 and 2006, respectively. The Company will record future compensation expense related to the existing awards under the RSU Programs as follows:

(in thousands of dollars) Year ended December 31,	Future Compensation Expense
2009	$2,156
2010	1,070
2011	125

Total	$3,351

Outperformance Program

In January 2005, the Company’s Board of Trustees approved the 2005-2008 Outperformance Program (“OPP”), a performance-based incentive compensation program that was designed to pay a bonus (in the form of common shares) if the Company’s total return to shareholders (as defined in the OPP) exceeded certain thresholds over a four year measurement period beginning on January 1, 2005. The grant date fair value of the OPP awards in 2005 was determined using a Monte Carlo simulation probabilistic valuation model and the aggregate value of $3.7 million was expensed over the four year vesting period. For purposes of the simulation, the Company assumed an expected quarterly total return to shareholders of a specified index of real estate investment trusts of 2.2%, a standard deviation of 6.2% and a 0.92 correlation of the Company’s total return to shareholders to that of the specified index of real estate investment trusts. The Compensation Committee of the Company’s Board of Trustees has determined that the Company’s total return to shareholders for the measurement period of January 1, 2005 through December 31, 2008 did not exceed the thresholds set forth in the OPP, and thus no shares were awarded under the OPP.

The Company recorded $0.8 million, $0.8 million and $1.2 million of compensation expense related to the OPP for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, the Company determined that the fair value of the OPP was incorrectly recorded as accrued expenses and other liabilities, instead of as capital contributed in excess of par. Had the OPP activity been recorded correctly, it would have increased shareholders’ equity and decreased total liabilities by $2.9 million, or 0.4% of total shareholders’ equity as of December 31, 2007. The Company discovered and corrected this error in the current year. The Company correctly recorded compensation expense related to the OPP. Management has evaluated the impact of this item, and concluded that it is not material to the financial position of the Company as of December 31, 2007, or any prior period.

Service Awards

In 2008, 2007 and 2006, the Company issued 1,275, 1,475, and 1,750 shares, respectively, without restrictions to non-officer employees as service awards. The aggregate fair value of the awards of $25,000, $60,000, and $70,000 in each of the years ended December 31, 2008, 2007 and 2006, respectively, was recorded as compensation expense.

Executive Separation

In 2006, the Company issued 6,736 shares in connection with an executive separation at a fair value of $41.67 per share. See note 11. In connection with this issuance, the Company recorded $0.3 million of compensation expense in the year ended December 31, 2006.

Restricted Share Plan For Non-Employee Trustees

The 2008 Restricted Share Plan for Non-Employee Trustees approved in 2007 provides for the granting of restricted share awards to non-employee trustees of the Company. In 2008, the Company made grants of restricted shares to non-employee trustees under the 2008 Restricted Share Plan. In 2007 and 2006, the Company made grants of restricted shares to non-employee trustees subject to time based vesting under a predecessor plan. The aggregate fair value of the restricted shares that the Company granted to its non-employee trustees in 2008, 2007 and 2006 was $0.2 million, $0.4 million and $0.3 million, respectively. The Company recorded $0.3 million, $0.4 million and $0.3 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $0.3 million of total unrecognized compensation cost related to unvested restricted share grants to non-employee trustees. The cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of shares granted to non-employee trustees that vested was $0.4 million during each of the years ended December 31, 2008, 2007, and 2006. There were 51,000 shares available for grant to non-employee trustees at December 31, 2008. The Company will record future compensation expense in connection with the vesting of existing non-employee trustee restricted share awards as follows:

(in thousands of dollars) Year ended December 31,	Future Compensation Expense
2009	$216
2010	88
2011	6

Total	$310

Options Outstanding

Options are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than ten years from the grant date. The Company has six plans under which it has historically granted options. The Company has not granted any options to its employees since 2003, and, since that date, has only made option grants to non-employee trustees on the date they became trustees in accordance with an existing policy. Cash received from options exercised in 2008, 2007 and 2006 was $0.6 million, $5.0 million, and $1.3 million, respectively. The total intrinsic value of stock options exercised for the years ended December 31, 2008, 2007, and 2006, was $46,000, $1.9 million, and $1.1 million, respectively. The following table presents the changes in the number of options outstanding from January 1, 2006 through December 31, 2008:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1998 Stock Option Plan	1997 Stock Option Plan	1990 Employees Plan	1990 Non-Employee Trustee Plan
Options outstanding at January 1, 2006	$23.70	18,974	100,000	35,300	201,000	26,105	49,875
Options exercised	$22.77	(4,889)	—	(7,250)	(11,000)	(25,605)	(8,875)
Options forfeited	—	—	—	—	—	—	—

Options outstanding at December 31, 2006	$23.46	14,085	100,000	28,050	190,000	500	41,000

Options exercised	$25.33	(1,792)	—	(2,500)	(190,000)	(500)	(3000)
Options forfeited	—	—	—	—	—	—	—

Options outstanding at December 31, 2007	$21,36	12,293	100,000	25,550	—	—	38,000

Options exercised	$23.85	—	—	(25,550)	—	—	—
Options forfeited	24.50	—	—	—	—	—	(1,000)

Options outstanding at December 31, 2008 (1)	149,293	12,293	100,000	—	—	—	37,000
Outstanding options
Average exercise price per share	$20.91	$33.05	$17.84	$—	$—	$—	$25.19

Aggregate exercise price (2)	$3,122	$406	$1,784	$—	$—	$—	$932

Intrinsic value of options outstanding (2)	$—	—	$—	$—	$—	$—	$—

Exercisable options outstanding at December 31, 2008 (3)
Options outstanding at December 31, 2008	148,043	11,043	100,000	—	—	—	37,000

Average exercise price per share	$20.77	$32.50	$17.84	$—	$—	$—	$25.19

Aggregate exercise price (2)	$3,075	$359	$1,784	$—	$—	$—	$932

Intrinsic value of options outstanding (2)	$—	$—	$—	$—	$—	$—	$—

(1)

As of December 31, 2008, an aggregate of exercisable and unexercisable options to purchase 149,293 shares of beneficial interest with a weighted average remaining contractual life of 2.5 years (weighted average exercise price of $20.91 per share and an aggregate price of $3.1 million) were outstanding.

(2)	Amounts in thousands of dollars.
(3)

As of December 31, 2008, an aggregate of exercisable options to purchase 148,043 shares of beneficial interest with a weighted average exercise price of $20.77 per share and an aggregate exercise price of $3.1 million were outstanding.

The following table summarizes information relating to all options outstanding as of December 31, 2008:

	Options Outstanding as of December 31, 2008		Options Exercisable as of December 31, 2008
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)
$13.00-$18.99	108,503	$17.75	108,503	$17.75	1.8
$19.00-$28.99	20,790	$23.28	20,790	$23.28	2.7
$29.00-$38.99	20,000	$35.62	18,750	$35.46	5.5

No options were granted in 2008, 2007 or 2006.

10.	LEASES

As Lessor

The Company’s retail properties are leased to tenants under operating leases with various expiration dates ranging through 2095. Future minimum rent under noncancelable operating leases with terms greater than one year are as follows:

(in thousands of dollars)
For the Year Ended December 31,
2009	$279,200
2010	252,035
2011	216,726
2012	180,260
2013	159,787
2014 and thereafter	643,130

$1,731,138

The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.

As Lessee

Assets recorded under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. The Company also has operating leases for its corporate office space (see note 11) and for various computer, office and mall equipment. Furthermore, the Company is the lessee under third-party ground leases for portions of the land at seven of its properties (Crossroads Mall, Voorhees Town Center, Exton Square Mall, The Gallery at Market East, Orlando Fashion Square, Plymouth Meeting Mall and Uniontown Mall). Total amounts expensed relating to leases were $4.8 million, $4.8 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars)
For the Year Ended December 31,	Capital Leases	Operating Leases	Ground Leases
2009	$174	$2,838	$987
2010	—	2,401	987
2011	—	2,027	987
2012	—	1,787	847
2013 and thereafter	—	2,796	48,689
Less: amount representing interest	(7)	—	—

	$167	$11,849	$52,497

The Company had assets of $0.4 million and $0.6 million (net of accumulated depreciation of $3.3 million and $3.1 million, respectively) recorded under capital leases as of December 31, 2008 and 2007, respectively.

11.	RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for ten properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $1.0 million, $0.9 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, $0.3 million was due from the property-owning partnerships to PRI. Of this amount, approximately $0.2 million was collected subsequent to December 31, 2008.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Total rent expense under this lease was $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company has the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, the Company has the right on one occasion at any time during the seventh lease year to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $174,000, $35,000 and $38,000 in the years ended December 31, 2008, 2007 and 2006, respectively, for flight time used by employees exclusively for Company-related business.

As of December 31, 2008, nine officers of the Company had employment agreements with terms of one year that renew automatically for additional one-year terms. Their previous employment agreements provided for aggregate base compensation for the year ended December 31, 2008 of $3.4 million, subject to increases as approved by the Company’s compensation committee in future years, as well as additional incentive compensation.

See “Tax Protection Agreements” in note 12.

Bala Cynwyd Associates, L.P.

In January 2008, the Company entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. The Company agreed to pay approximately $15.3 million for the BCA partnership interests over three years.

BCA entered into a tax deferred exchange agreement with the current owner of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) owned 100% of a limited partnership that owned 50% of the partnership interests in BCA immediately prior to closing. Immediately prior to closing, BCA redeemed the other 50% of the partnership interest, which was held by a third party. At the initial closing in February 2008 under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, the Company made a $3.9 million capital contribution to BCA. A second closing is expected to take place in March 2009 pursuant to a put/call arrangement, at which time the Company will acquire an additional 49.9% of the limited partner interest in BCA for $0.2 million in cash and OP Units valued in the first quarter of 2008 at approximately $3.6 million. A third closing is expected to occur pursuant to a put/call arrangement approximately one year after the second closing, at which time the Company will acquire the remaining interest in BCA for a nominal amount .

In accordance with the Company’s Related Party Transactions Policy, a Special Committee consisting exclusively of independent members of the Company’s Board of Trustees considered and approved the terms of the BCA transaction, subject to final approval by the Board of Trustees. The disinterested members of the Board of Trustees approved the transaction.

Subsequent to the first closing, PRI entered into a management agreement with BCA for the management of the Office Building.

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

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2008, the remainder to be paid (excluding amounts already accrued) against such contractual and other commitments was $86.7 million, which is expected to be financed through the Credit Facility or through various other capital sources.

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

Environmental

The Company is aware of certain environmental matters at some of their properties, including ground water contamination and the presence of asbestos containing materials. The Company has, in the past, performed remediation of such environmental matters, and is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company does not expect these matters to have any significant impact on its liquidity or results of operations. However, the Company can make no assurances that the amounts reserved will be adequate to cover further environmental costs. The Company has insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $10.0 million in the aggregate.

Tax Protection Agreements

As part of the BCA transaction, the Company and PREIT Associates have agreed to indemnify the Individuals from and against certain tax liabilities resulting from a sale of the office building that was involved in the BCA transaction during the eight years following the initial closing.

In connection with the Merger, the Company entered into a tax protection agreement with Mark E. Pasquerilla and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, the Company agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If the Company were to sell any of the protected properties during the first five years of the protection period, it would owe the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments are intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. The Company paid $2,000 and $8,000 to the Pasquerilla Group in 2008 and 2007 pursuant to these agreements, respectively.

The Company has agreed to provide tax protection related to its acquisition of Cumberland Mall Associates and New Castle Associates to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

The Company did not enter into any other guarantees or tax protection agreements in connection with its merger, acquisition or disposition activities in 2008, 2007 and 2006.

13.	SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

For the Year Ended December 31, 2008 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(4)	Total
Revenue from continuing operations	$115,350	$113,621	$115,155	$129,954	$474,080

Revenue from discontinued operations	$—	$—	$—	$—	$—

Income from discontinued operations	$—	$—	$—	$—	$—

Net (loss) income(1)(2)	$(2,128)	$(2,898)	$(7,631)	$2,277	$(10,380)

Net (loss allocable) income available to common shareholders(1)(2)	$(2,128)	$(2,898)	$(7,631)	$2,277	$(10,380)

Income from discontinued operations per share – basic	$—	$—	$—	$—	$—

Income from discontinued operations per share – diluted	$—	$—	$—	$—	$—

Net (loss) income per share –basic	$(0.06)	$(0.08)	$(0.20)	$0.05	$(0.30)

Net (loss) income per share –diluted	$(0.06)	$(0.08)	$(0.20)	$0.05	$(0.30)

For the Year Ended December 31, 2007 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(4)	Total

Revenue from continuing operations	$113,640	$110,537	$112,269	$130,126	$466,572

Revenue from discontinued operations	$1,039	$15	$19	$—	$1,073

Income (loss) from discontinued operations	$5,886	$(14)	$18	$(12)	$5,878

Net income(3)	$9,084	$3,875	$1,499	$8,703	$23,161

Net income available to common shareholders(3)	$5,681	$471	$13,712	$8,703	$28,567

Income from discontinued operations per share – basic	$0.16	$—	$—	$—	$0.16

Income from discontinued operations per share – diluted	$0.16	$—	$—	$—	$0.16

Net income per share –basic	$0.15	$0.01	$0.35	$0.22	$0.73

Net income per share –diluted	$0.15	$0.01	$0.35	$0.22	$0.73

(1)	Includes gain on extinguishment of debt of approximately $29.3 million (before minority interest) (4th Quarter 2008).
(2)	Includes impairment of assets of approximately $27.6 million (before minority interest) (4th Quarter 2008).
(3)	Includes gains on sales of interests in real estate of approximately $2.1 million (before minority interest) (2nd Quarter 2007) and $0.2 million (before minority interest) (3rd Quarter 2007).
(4)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2008

(in thousands of dollars)

	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance	Date of Construction/ Acquisition	Life of Depreciation
Retail Properties:
Beaver Valley Mall	$10,822	$42,877	$14,395	$10,550	$57,544	$(13,748)	$44,672	2002	30
Capital City Mall	11,642	65,575	17,407	11,642	82,982	(14,579)	50,375	2003	40
Chambersburg Mall	9,503	26,218	6,271	9,642	32,350	(5,606)	—	2003	40
Cherry Hill Mall	29,938	185,610	188,546	48,366	355,728	(36,058)	253,813	2003	40
Christiana Center	12,829	27,041	1,065	12,829	28,106	(9,937)	45,000	1998	40
Commons at Magnolia	1,132	3,407	7,417	1,575	10,381	(3,437)	—	1999	40
Creekview	1,380	15,290	2,421	1,380	17,711	(6,520)	19,856	1998	40
Crest Plaza	242	—	16,267	242	16,267	(4,447)	—	1964	40
Crossroads Mall	5,054	22,496	6,754	5,627	28,677	(6,257)	—	2003	40
Cumberland Mall	8,711	43,889	13,620	9,747	56,473	(5,355)	44,688	2005	40
Dartmouth Mall	7,015	28,328	26,317	7,015	54,645	(21,840)	63,894	1998	40
Exton Square Mall	21,460	121,326	3,919	21,460	125,245	(19,614)	70,000	2003	40
Francis Scott Key Mall	9,786	47,526	21,114	9,992	68,434	(10,747)	55,000	2003	40
Gadsden Mall	8,842	42,681	8,578	8,842	51,259	(5,510)	—	2005	40
The Gallery at Market East	6,781	95,599	35,903	7,212	131,071	(11,345)	—	2003	40
Jacksonville Mall	9,974	47,802	18,832	9,974	66,634	(10,633)	56,265	2003	40
Logan Valley Mall	13,267	68,449	13,907	13,267	82,356	(16,193)	68,000	2003	40
Lycoming Mall	10,275	43,440	23,006	10,802	65,919	(10,240)	—	2003	40
Magnolia Mall	9,279	44,165	32,820	15,204	71,060	(18,918)	62,853	1998	40
Moorestown Mall	11,368	62,995	16,086	11,368	79,081	(17,439)	58,646	2003	40
Monroe Marketplace	12,308	11,251	31,450	12,936	42,073	(315)	—	2006	40
New River Valley Center	4,411	21,436	898	4,411	22,334	(1,175)	—	2005	40
New River Valley Mall	4,752	22,808	29,852	4,848	52,564	(8,774)	—	2003	40
Nittany Mall	6,064	30,283	6,427	5,146	37,628	(6,431)	—	2003	40
North Hanover Mall	4,565	20,990	29,411	4,689	50,277	(5,502)	—	2003	40
Northeast Tower Center	8,265	22,066	3,300	8,265	25,366	(6,666)	—	1998	40
Orlando Fashion Square	—	108,470	5,589	—	114,059	(12,599)	—	2004	40
Palmer Park Mall	3,747	18,805	11,960	3,747	30,765	(10,543)	15,674	2003	40
Patrick Henry Mall	16,074	86,643	36,556	16,397	122,876	(21,652)	96,734	2003	40
Paxton Towne Centre	15,719	36,438	4,024	15,719	40,462	(12,680)	54,000	1998	40
Phillipsburg Mall	7,633	38,093	7,293	7,791	45,228	(7,479)	—	2003	40
Plymouth Meeting Mall	29,265	58,387	65,110	29,953	122,809	(14,519)	—	2003	40
The Mall at Prince Georges	13,066	57,686	29,336	13,066	87,022	(26,054)	150,000	1998	40
South Mall	7,369	20,720	4,708	7,990	24,807	(4,172)	—	2003	40
Sunrise Plaza	12,885	16,114	514	11,582	17,931	(829)	—	2005	40
Uniontown Mall	—	30,761	7,242	—	38,003	(6,685)	—	2003	40
Valley Mall	13,187	60,658	17,485	13,193	78,137	(14,965)	89,166	2003	40
Valley View Mall	9,880	46,817	10,509	9,880	57,326	(9,082)	34,796	2003	40
Viewmont Mall	12,504	61,519	13,232	12,606	74,649	(11,371)	48,000	2003	40
Voorhees Town Center	2,506	7,808	60,675	8,822	62,168	(6,049)	—	2003	40
Washington Crown Center	5,460	27,136	7,645	5,580	34,661	(9,769)	—	2003	40
Willow Grove Park	26,748	131,189	54,807	37,193	175,551	(34,011)	153,338	2003	40
Wiregrass Commons	5,103	28,759	16,543	12,721	37,684	(5,543)	—	2003	40
Woodland Mall	35,540	124,504	22,622	20,012	162,654	(17,234)	156,500	2005	40
Wyoming Valley Mall	14,153	73,035	17,263	13,346	91,105	(14,310)	65,000	2003	40

	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance	Date of Construction/ Acquisition	Life of Depreciation
Development Properties:
White Clay Point	31,000	4	—	31,000	4	—	—	2005	N/A
Pitney Road Plaza	8,165	805	—	8,165	805	—	—	2008	N/A
Springhills	21,555	9,827	—	21,883	9,500	—	—	2006	N/A

Investments In Real Estate	$531,224	$2,207,727	$969,097	$567,677	$3,140,371	$(516,832)	$1,756,270

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $3,864.4 million and $3,108.1 million, respectively, at December 31, 2008 and $3,526.5 million and $2,836.7 million, respectively, at December 31, 2007. The changes in total real estate and accumulated depreciation for the years ended December 31, 2008, 2007, and 2006 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$3,367,294	$3,133,709	$2,877,207
Acquisitions	23,453	14,727	109,032
Improvements and development	337,385	240,519	159,903
Impairment of assets	(19,215)	—	—
Dispositions	(869)	(21,661)	(12,433)

Balance, end of year	$3,708,048	$3,367,294	$3,133,709

Investments in real estate	$3,708,048	$3,367,294	$3,132,370
Investments in real estate included in assets held-for-sale	—	—	1,339

	$3,708,048	$3,367,294	$3,133,709

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$401,502	$306,893	$220,788
Depreciation expense	115,590	97,957	90,511
Dispositions	(260)	(3,348)	(4,406)

Balance, end of year	$516,832	$401,502	$306,893

Exhibit Index

Exhibit Number	Description
10.57	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Jeffrey Linn.

10.59	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Bruce Goldman.

10.64	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Douglas S. Grayson

10.65	Amended an Restated Employment Agreement, effective as of December 30, 2008, between PREIT Services and Timothy R. Rubin

10.66	Supplemental Retirement Plan for Jeffrey A. Linn, effective January 1, 2009.

10.67	Supplemental Retirement Plan for Jeffrey A. Linn, Amended are Restated Participation Agreement, dated December 30, 2008.

10.69	Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT and Douglas S. Grayson.

10.73	Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT and Bruce Goldman.

10.75	Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT Services and Timothy R. Rubin.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.