Form 10-K/A
period 2008-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2009-04-17
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, initially filed on March 2, 2009, is being filed for the sole purpose of correcting a typographical error on our consolidated statements of income. The amount that appears in the caption entitled “(Loss) income before equity in income of partnerships, gains on sales of real estate, minority interest and discontinued operations” for the year ended December 31, 2008 was incorrectly reported as $(46,998). The correct amount is $(17,720). Amounts referenced in this explanatory note are in thousands of dollars.

Except as described above, no other changes are being made to the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission. This Form 10-K/A does not reflect events occurring after the March 2, 2009 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the change discussed above. In order to comply with certain technical requirements of the Securities and Exchange Commission’s rules in connection with the filing of this amendment on Form 10-K/A, we are including in this amendment the complete text of Part II, Item 8, Financial Statements and Supplementary Data, and Part IV, Item 15, Exhibits and Financial Statement Schedules, as well as a consent of our independent registered public accountants with respect to this filing (Exhibit 23). We are also including in this amendment updated certifications of our principal executive and principal financial officers (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

(3) Exhibits

The Exhibit Index filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed on March 2, 2009, is incorporated by reference into this Item 15(a)(3). Also incorporated by reference into this Item 15(a)(3) is the Exhibit Index attached to this Amendment No. 1 on Form 10-K/A for those exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: April 17, 2009	By:	/s/ Edward A. Glickman
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

*	Chairman and Chief Executive Officer and Trustee
Ronald Rubin	(principal executive officer)

*	Vice Chairman and Trustee
George F. Rubin

/s/ Edward A. Glickman	President and Chief Operating Officer and Trustee	April 17, 2009
Edward A. Glickman

*	Executive Vice President and Trustee
Joseph F. Coradino

/s/ Robert F. McCadden	Executive Vice President and Chief Financial Officer	April 17, 2009
Robert F. McCadden	(principal financial officer)

/s/ Jonathen Bell	Senior Vice President – Chief Accounting Officer	April 17, 2009
Jonathen Bell	(principal accounting officer)

*	Trustee
Stephen B. Cohen

*	Trustee
M. Walter D’Alessio

*	Trustee
Rosemarie B. Greco

*	Trustee
Lee H. Javitch

*	Trustee
Leonard I. Korman

*	Trustee
Ira M. Lubert

*	Trustee
Donald F. Mazziotti

*	Trustee
Mark E. Pasquerilla

*	Trustee
John J. Roberts

*By:	/s/ Edward A Glickman
Edward A. Glickman Attorney-in-fact April 17, 2009

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2008	2007	2006
REVENUE:
Real estate revenue:
Base rent	$300,287	$293,110	$289,286
Expense reimbursements	139,636	136,360	131,846
Percentage rent	7,157	9,067	9,942
Lease termination revenue	4,114	1,589	2,789
Other real estate revenue	18,387	19,470	21,015

Total real estate revenue	469,581	459,596	454,878
Management company revenue	3,730	4,419	2,422
Interest and other revenue	769	2,557	2,008

Total revenue	474,080	466,572	459,308

EXPENSES:
Property operating expenses:
CAM and real estate tax	(135,293)	(129,338)	(123,503)
Utilities	(24,872)	(24,998)	(23,520)
Other property expenses	(27,787)	(26,083)	(28,684)

Total property operating expenses	(187,952)	(180,419)	(175,707)
Depreciation and amortization	(151,612)	(132,184)	(123,302)
Other expenses:
General and administrative expenses	(40,324)	(41,415)	(38,193)
Executive separation	—	—	(3,985)
Impairment of assets	(27,592)	—	—
Abandoned project costs, income taxes and other expenses	(1,534)	(1,944)	(733)

Total other expenses	(69,450)	(43,359)	(42,911)
Interest expense, net	(112,064)	(98,860)	(96,382)
Gain on extinguishment of debt	29,278	—	—

Total expenses	(491,800)	(454,822)	(438,302)
(Loss) income before equity in income of partnerships, gains on sales of real estate, minority interest and discontinued operations	(17,720)	11,750	21,006
Equity in income of partnerships	7,053	4,637	5,595
Gains on sales of non-operating real estate	—	1,731	5,495
Gains on sales of interests in real estate	—	579	—

(Loss) income before minority interest and discontinued operations	(10,667)	18,697	32,096
Minority interest	287	(1,414)	(3,367)

(Loss) income from continuing operations	(10,380)	17,283	28,729
Discontinued operations:
Operating results from discontinued operations	—	(130)	(2,201)
Gains on sales of discontinued operations	—	6,699	1,414
Minority interest	—	(691)	79

Income (loss) from discontinued operations	—	5,878	(708)

Net (loss) income	(10,380)	23,161	28,021
Redemption of preferred shares	—	13,347	—
Dividends on preferred shares	—	(7,941)	(13,613)

Net (loss allocable) income available to common shareholders	$(10,380)	$28,567	$14,408

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