Form 10-Q
period 2009-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2009-05-11
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at May 5, 2009: 40,199,225

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	March 31, 2009	(As revised) December 31, 2008
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,389,143	$3,287,232
Construction in progress	365,163	411,479
Land held for development	9,337	9,337

Total investments in real estate	3,763,643	3,708,048
Accumulated depreciation	(547,570)	(516,832)

Net investments in real estate	3,216,073	3,191,216

INVESTMENTS IN PARTNERSHIPS, at equity	35,514	36,164
OTHER ASSETS:
Cash and cash equivalents	19,256	9,786
Tenant and other receivables (net of allowance for doubtful accounts of $17,332 and $16,865 at March 31, 2009 and December 31, 2008, respectively)	56,321	57,970
Intangible assets (net of accumulated amortization of $176,624 and $169,189 at March 31, 2009 and December 31, 2008, respectively)	60,861	68,296
Deferred costs and other assets	82,279	80,845

Total assets	$3,470,304	$3,444,277

LIABILITIES:
Mortgage notes payable	$1,752,869	$1,756,270
Debt premium on mortgage notes payable	3,706	4,026
Exchangeable notes (net of debt discount of $10,568 and $11,421 at March 31, 2009 and December 31, 2008, respectively)	228,832	230,079
Credit Facility	447,000	400,000
Senior unsecured term loan	170,000	170,000
Tenants’ deposits and deferred rent	17,712	13,112
Distributions in excess of partnership investments	47,596	48,788
Accrued construction expenses	44,642	38,859
Fair value of derivative liabilities	23,114	29,169
Accrued expenses and other liabilities	51,367	55,711

Total liabilities	2,786,838	2,746,014
COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 40,154,961 shares at March 31, 2009 and 39,468,523 shares at December 31, 2008	40,155	39,469
Capital contributed in excess of par	855,042	853,281
Accumulated other comprehensive loss	(39,017)	(45,341)
Distributions in excess of net income	(223,498)	(201,080)

Total equity - PREIT	632,682	646,329
Noncontrolling interest	50,784	51,934

Total equity	683,466	698,263

Total liabilities and equity	$3,470,304	$3,444,277

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars, except share and per share amounts)	2009	(as revised) 2008
REVENUE:
Base rent	$73,186	$73,816
Expense reimbursements	34,514	34,428
Percentage rent	834	1,488
Lease termination revenue	398	885
Other real estate revenue	3,278	3,591
Interest and other income	702	1,142

Total revenue	112,912	115,350

EXPENSES:
Property operating expenses:
CAM and real estate tax	(34,990)	(32,871)
Utilities	(5,893)	(5,977)
Other operating expenses	(5,764)	(5,579)

Total property operating expenses	(46,647)	(44,427)
Depreciation and amortization	(39,396)	(35,815)
Other expenses:
General and administrative expenses	(9,354)	(10,507)
Abandoned project costs, income taxes and other expenses	(318)	(1,269)

Total other expenses	(9,672)	(11,776)
Interest expense, net	(32,509)	(27,845)
Gain on extinguishment of debt	1,272	—

Total expenses	(126,952)	(119,863)
Loss before equity in income of partnerships	(14,040)	(4,513)
Equity in income of partnerships	2,517	1,462

Net loss	(11,523)	(3,051)
Less: net loss attributable to noncontrolling interest	541	115

Net loss attributable to PREIT	$(10,982)	$(2,936)

Basic loss per share	$(0.28)	$(0.08)

Diluted loss per share	$(0.28)	$(0.08)

(in thousands of shares)
Weighted average shares outstanding – basic	39,004	38,714
Effect of dilutive common share equivalents (1)	—	—

Weighted average shares outstanding – diluted	39,004	38,714

(1)

For the three months ended March 31, 2009 and March 31, 2008, respectively, there are net losses, so the effect of common share equivalents for the three months ended March 31, 2009 and March 31, 2008, respectively, is excluded from the calculation of diluted loss per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

For the three months ended

March 31, 2009

(Unaudited)

			PREIT Shareholders
(in thousands)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2009, revised	$698,263	$—	$39,469	$853,281	$(45,341)	$(201,080)	$51,934
Comprehensive income (loss):
Net loss	(11,523)	(11,523)	—	—	—	(10,982)	(541)
Unrealized gain on derivatives	6,345	6,345	—	—	6,024	—	321
Other comprehensive income	316	316	—	—	300	—	16

Total comprehensive loss	(4,862)	$(4,862)					(204)

Shares issued upon redemption of Operating Partnership Units	—		13	276	—	—	(289)
Shares issued under employee share purchase plans	184		52	132	—	—	—
Shares issued under equity incentive plans, net of retirement	(195)		621	(816)	—	—	—
Amortization of deferred compensation	2,169		—	2,169	—	—	—
Distributions paid to common shareholders ($0.29 per share)	(11,436)		—	—	—	(11,436)	—
Distributions paid to noncontrolling interests:
Operating Partnership unitholders ($0.29 per unit)	(613)		—	—	—	—	(613)
Other	(44)		—	—	—	—	(44)

Balance March 31, 2009	$683,466		$40,155	$855,042	$(39,017)	$(223,498)	$50,784

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

For the three months ended

March 31, 2008 (as revised)

(Unaudited)

			PREIT Shareholders
(in thousands)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2008	$829,984	$—	$39,134	$838,221	$(6,968)	$(95,569)	$55,166
Comprehensive loss:
Net loss	(3,051)	(3,051)	—	—	—	(2,936)	(115)
Unrealized loss on derivatives	(17,398)	(17,398)	—	—	(17,398)	—	—
Other comprehensive loss	(92)	(92)	—	—	(92)	—	—

Total comprehensive loss	(20,541)	$(20,541)					(115)

Shares issued upon redemption of Operating Partnership Units	—		4	101	—	—	(105)
Shares issued under distribution reinvestment and share purchase plan	397		17	380	—	—	—
Shares issued under employee share purchase plans	196		8	188	—	—	—
Shares issued under equity incentive plans, net of retirement	(615)		163	(778)	—	—	—
Amortization of deferred compensation	2,006		—	2,006	—	—
Distributions paid to common shareholders ($0.57 per share)	(22,403)		—	—	—	(22,403)	—
Distributions paid to noncontrolling interests:
Operating Partnership unitholders ($0.57 per unit)	(1,234)		—	—	—	—	(1,234)
Other	(53)		—	—	—	—	(53)
Noncontrolling interest issued in connection with property acquisition	3,787		—	—	—	—	3,787
Other changes in noncontrolling interest	18		—	—	—	—	18

Balance March 31, 2008	$791,542		$39,326	$840,118	$(24,458)	$(120,908)	$57,464

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2009	(as revised) 2008
Cash flows from operating activities:
Net loss	$(11,523)	$(3,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31,284	27,381
Amortization	10,043	7,094
Straight-line rent adjustments	(315)	(658)
Provision for doubtful accounts	1,279	889
Amortization of deferred compensation	2,169	2,214
Gain on extinguishment of debt	(1,272)	—
Change in assets and liabilities:
Net change in other assets	7,105	4,336
Net change in other liabilities	1,251	1,565

Net cash provided by operating activities	40,021	39,770

Cash flows from investing activities:
Investments in real estate acquisitions, net of cash acquired	(9)	(4,043)
Investments in real estate improvements	(4,236)	(1,357)
Additions to construction in progress	(53,108)	(65,498)
Investments in partnerships	(909)	(1,096)
(Increase) decrease in cash escrows	(1,779)	843
Capitalized leasing costs	(1,093)	(1,286)
Additions to leasehold improvements	(70)	(307)
Cash distributions from partnerships in excess of equity in income	440	801
Cash proceeds from sales of real estate investments	45	—

Net cash used in investing activities	(60,719)	(71,943)

Cash flows from financing activities:
Principal installments on mortgage notes payable	(3,977)	(5,874)
Proceeds from mortgage notes payable	16,250	55,000
Repayment of mortgage notes payable	(15,674)	—
Repurchase of exchangeable notes	(693)	—
Net borrowings from Credit Facility	47,000	—
Payment of deferred financing costs	(679)	(556)
Shares of beneficial interest issued	103	584
Shares of beneficial interest repurchased	(113)	(619)
Dividends paid to common shareholders	(11,436)	(22,403)
Distributions paid to operating partnership unitholders and noncontrolling interest	(613)	(1,234)

Net cash provided by financing activities	30,168	24,898

Net change in cash and cash equivalents	9,470	(7,275)
Cash and cash equivalents, beginning of period	9,786	27,925

Cash and cash equivalents, end of period	$19,256	$20,650

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.	BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2009, the Company’s portfolio consisted of a total of 56 properties in 13 states including 38 shopping malls, 14 strip and power centers and four properties under development. The ground up development portion of the Company’s portfolio contained four properties in two states, with two classified as “mixed-use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2009, the Company held a 94.8% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

As further described in note 2, the Company’s consolidated financial statements presented herein have been revised to reflect the impact of the Company’s adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).

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

Substantially all of the Company’s revenue is generated from leases with retail tenants. The reduction in consumer spending as a result of declining consumer confidence and increasing unemployment has negatively affected, and may continue to negatively affect, the operations of many retail companies. Beginning in the second half of 2008, the number of retail bankruptcies and store closings has increased. Retailers also have reduced the number of store openings planned for 2009 due to these economic conditions. These conditions have caused and may continue to cause the Company’s occupancy rates, revenue and net income to decline.

The Company has historically used a substantial amount of debt to finance its business, and has relied primarily on new borrowings to fund its redevelopment and development projects. The Company expects to meet certain of its current obligations to fund existing redevelopment and development projects and scheduled debt maturities through a variety of capital sources. The Company estimates that it will require approximately $90 million to $100 million during the remainder of 2009 to fund its current redevelopment and development projects. In addition, $42.6 million of its existing consolidated debt matures during 2009; however, $8.0 million of its existing consolidated debt agreements contain options to extend the respective maturity dates for a period of one year, provided that there is no event of default with respect to such loans, and certain other conditions are met. An additional $123.6 million, which represents the Company’s share of debt at partnership properties, matures during 2009; however, $111.2 million of the debt agreements of partnership properties contain options to extend the respective maturity dates for a period of one year, provided that there is no event of default with respect to such loans, and certain other conditions are met. As of March 31, 2009, $447.0 million was outstanding under the Credit Facility, which matures in March 2010. In addition, the Company pledged $1.5 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to the Company on March 31, 2009 was $51.5 million.

The Company expects to satisfy its remaining 2009 capital requirements for redevelopment and development projects and debt maturities in part through borrowings under its Credit Facility, by refinancing certain mortgage loans and by additional borrowings secured by existing properties. However, given the continued weakness of the credit markets, there is no assurance that the Company will be able to refinance its existing debt or obtain the additional capital necessary to satisfy its obligations or requirements. Consequently, the Company also plans to seek to raise capital through selective sales of assets, including outparcels, if warranted. However, the continued weakness of the credit markets might make it more difficult for the Company to sell such assets or might adversely affect the price the Company receives for properties or parcels that it may sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Similarly, while the Company may seek to sell equity securities, continued uncertainty in the capital markets may make it difficult for it to issue equity securities on terms that are favorable to it, if at all, and any such issuance might be dilutive to existing shareholders. The Company might also seek to satisfy its long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs, or through a combination of some or all of the available alternatives. The Company expects that other long-term capital requirements for which commitments have not previously been made, including any future redevelopment and development projects, renovations, expansions, property and portfolio acquisitions and other non-recurring capital improvements, may be deferred until such time as capital or financing can be obtained on terms the Company finds acceptable. A prolonged downturn in the credit markets might cause the Company to seek alternative sources of capital or financing, which could be less attractive and might require it to adjust its business plan accordingly.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

FSP APB 14-1

Effective January 1, 2009, the Company adopted FSP 14-1, which clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company’s exchangeable notes are within the scope of FSP 14-1. The Company retrospectively applied FSP 14-1 to prior periods, and recorded the impact of the adoption of FSP 14-1 as of the issuance date of the exchangeable notes (May 2007). Pursuant to FSP 14-1, the value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The Company determined that the fair value of the conversion feature at the date of the issuance was $19.3 million, which was recorded as an increase to capital contributed in excess of par and a decrease to exchangeable notes in the accompanying consolidated balance sheets. The amount that was recorded for the conversion feature is not amortized, and has not changed as of March 31, 2009. The debt discount is amortized as additional non-cash interest expense over the period during which the debt is expected to be outstanding. The unamortized discount on the exchangeable notes was $10.6 million and $11.4 million as of March 31, 2009 and December 31, 2008, respectively. The implementation of this standard resulted in an increase to interest expense and net loss of $0.9 million from amounts previously reported for the three months ended March 31, 2008.

SFAS No. 141 R

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (rev. 2007), “Business Combinations (a revision of Statement No. 141)” (“SFAS No. 141 R”), prospectively. This statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. SFAS No. 141 R retains the fundamental requirement in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. SFAS No. 141 R expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. Additionally, SFAS No. 141 R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at fair value at the acquisition date. SFAS No. 141 R requires entities to directly expense transaction costs. The adoption of SFAS No. 141 R did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 160

Effective January 1, 2009, the Company adopted SFAS No. 160 and FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”). The ownership interests in a subsidiary that are held by owners other than the parent are noncontrolling interests (which were previously reported on the consolidated balance sheet as “minority interest”). Under SFAS 160, noncontrolling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under SFAS 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. For shareholders’ equity noncontrolling interests and total equity consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances. On the consolidated statements of operations, revenue, expenses and net loss are reported at the consolidated amounts including both the amounts attributable to the Company and to noncontrolling interests.

However, in accordance with EITF D-98 securities (including those considered to be noncontrolling interests) that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery in its own shares, the Company considered the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” to evaluate whether such provisions are solely within the Company’s control. The Company has concluded that for its noncontrolling interests that allow for redemption in either cash or Company shares, all such provisions are solely within its control. As a result of its evaluation, the Company has determined that all of its noncontrolling interests qualify as permanent equity, and therefore are not subject to the classification and measurement provisions of EITF D-98.

As of March 31, 2009, the Operating Partnership’s noncontrolling interests have a redemption value of approximately $7.8 million (based on the Company’s closing common share price on the New York Stock Exchange on that date of $3.55), which represents the amount that would be paid to the Operating Partnership’s outside noncontrolling partners.

Also as a result of the adoption of SFAS No. 160, the statement of operations captions entitled “Income (loss) before minority interest,” “Minority interest” and “Net income (loss)” are now entitled “Net income (loss),” “Net income (loss) attributable to noncontrolling interest” and “Net income (loss) attributable to PREIT,” respectively.

As of March 31, 2009, the Company has a 49.9% interest in Bala Cynwyd Associates, L.P. (“BCA”) and an option to purchase the remaining interests as described in note 3. BCA owns an office building. The Company has consolidated the assets, liabilities and results of operations of BCA in the Company’s consolidated financial statements. The 50.1% interest that is not owned by the Company is reflected in noncontrolling interest on the accompanying consolidated balance sheets of $3.8 million and $3.8 million as of March 31, 2009 and December 31, 2008, respectively.

SFAS No. 161

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.

3.	REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2009 and December 31, 2008 were comprised of the following:

(in thousands of dollars)	As of March 31, 2009	As of December 31, 2008
Buildings, improvements and construction in progress	$3,194,506	$3,140,371
Land, including land held for development	569,137	567,677

Total investments in real estate	3,763,643	3,708,048
Accumulated depreciation	(547,570)	(516,832)

Net investments in real estate	$3,216,073	$3,191,216

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

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to abandoned project costs, income taxes and other expenses when it is probable that the property will not be acquired. The Company recorded abandoned project costs of $0.2 million and $1.2 million for the three months ended March 31, 2009, and 2008, respectively.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the three months ended March 31, 2009 and March 31, 2008, respectively.

	Three Months Ended March 31,
(in thousands of dollars)	2009	2008
Development/Redevelopment Activities:
Salaries and benefits	$753	$762
Real estate taxes	$788	$766
Interest	$1,812	$3,856
Leasing Activities:
Salaries and benefits	$1,093	$1,286

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. The estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact the Company’s results of operations. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Company tests for impairment in several situations, including when current or projected cash flows from a real estate investment are significantly less than budgeted cash flows, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life, or when other events or changes in circumstances indicate that an asset’s carrying value might not be recoverable. In the evaluation of the impairment of the Company’s assets, the Company makes many assumptions and estimates, including:

•	projected cash flows, both from operations and from a hypothetical disposition;

•	expected useful life and holding period;

•	future required capital expenditures; and

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

As a preliminary indicator to determine if the carrying value of a property might not be recovered by undiscounted cash flows as of March 31, 2009, the Company utilized a five-year planning model based on existing tenants, expectations about future rental activity and expense levels. For periods beyond the five-year model, the Company assumed a 2.0% rate of growth for cash flows over the estimated useful lives of the individual properties, which is lower than the historical assumed growth rate utilized because of the current economic conditions. As a result of this test, the Company did not identify any properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired.

2008 Acquisitions

In January 2008, the Company entered into an agreement under which it acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in BCA, and an option to purchase the remaining partnership interests in BCA in two closings that are expected to occur in the second quarter of 2009 and the second quarter of 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall in Cherry Hill, New Jersey. The Company acquired its interests in BCA for $4.0 million in cash paid at the first closing in February 2008. See note 7 for further discussion. The Company has consolidated BCA for financial reporting purposes.

4.	INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of March 31, 2009 and December 31, 2008:

(in thousands of dollars)	As of March 31, 2009	As of December 31, 2008
ASSETS:
Investments in real estate, at cost:
Retail properties	$390,584	$390,341
Construction in progress	3,052	4,402

Total investments in real estate	393,636	394,743
Accumulated depreciation	(106,246)	(102,804)

Net investments in real estate	287,390	291,939
Cash and cash equivalents	7,858	5,887
Deferred costs and other assets, net	22,256	22,848

Total assets	317,504	320,674

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage notes payable	369,167	370,206
Other liabilities	16,259	18,308

Total liabilities	385,426	388,514

Net deficit	(67,922)	(67,840)
Partners’ share	(33,785)	(33,659)

Company’s share	(34,137)	(34,181)
Excess investment (1)	16,794	16,143
Advances	5,261	5,414

Net investments and advances	$(12,082)	$(12,624)

Investment in partnerships, at equity	$35,514	$36,164
Distributions in excess of partnership investments	(47,596)	(48,788)

Net investments and advances	$(12,082)	$(12,624)

(1)

Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in equity in income of partnerships in the consolidated statements of operations.

The following table summarizes the Company’s share of equity in income of partnerships for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(in thousands of dollars)	2009	2008
Real estate revenue	$18,666	$17,331
Expenses:
Property operating expenses	(5,956)	(5,213)
Interest expense	(3,567)	(5,342)
Depreciation and amortization	(3,901)	(3,727)

Total expenses	(13,424)	(14,282)

Net income	5,242	3,049
Less: Partners’ share	(2,610)	(1,524)

Company’s share	2,632	1,525
Amortization of excess investment	(115)	(63)

Equity in income of partnerships	$2,517	$1,462

An other than temporary impairment of an investment in an unconsolidated partnership is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in fair value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

5.	FINANCING ACTIVITY

Credit Facility

As of March 31, 2009, $447.0 million was outstanding under the Credit Facility, which expires in March 2010. The Company had pledged $1.5 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $51.5 million at March 31, 2009. The weighted average effective interest rate based on amounts borrowed was 2.23% and 5.32% for the three months ended March 31, 2009 and 2008, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at March 31, 2009 was 1.93% (LIBOR plus 1.40%).

The amounts borrowed under the Company’s Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value, as defined in the Credit Facility agreement, is 7.50%.

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and which have not changed since that date. As of March 31, 2009, the Company was in compliance with all of these debt covenants.

Exchangeable Notes

The Company’s exchangeable notes had a balance of $228.8 million and $230.1 million (net of debt discount of $10.6 million and $11.4 million) as of March 31, 2009 and December 31, 2008, respectively. Interest expense related to the exchangeable notes was $3.2 million and $3.7 million (including non-cash amortization of debt discount of $0.8 million and $0.9 million) for the three months ended March 31, 2009 and 2008, respectively. The exchangeable notes bear interest at a contractual rate of 4.00% per annum. The exchangeable notes had an effective interest rate of 4.50% and 4.52% for the three months ended March 31, 2009 and 2008, respectively, including the impact of the debt discount amortization.

Pursuant to the exchangeable notes’ exchange settlement feature, upon surrender of the exchangeable notes for exchange, the exchangeable notes will be exchangeable for cash equal to the principal amount of the exchangeable notes and, with respect to any excess exchange value above the principal amount of the exchangeable notes, at the Company’s option, for cash, common shares of the Company or a combination of cash and common shares at an initial exchange rate of 18.303 shares per $1,000 principal amount of exchangeable notes, or $54.64 per share. The exchangeable notes will be exchangeable only under certain circumstances. Prior to maturity, the Operating Partnership may not redeem the exchangeable notes except to preserve the Company’s status as a real estate investment trust. If the Company undergoes certain change of control transactions at any time prior to maturity, holders of the exchangeable notes may require the Operating Partnership to repurchase their exchangeable notes, in whole or in part, for cash equal to 100% of the principal amount of the exchangeable notes to be repurchased plus unpaid interest, if any, accrued to the repurchase date, and there is a mechanism for holders to receive any excess exchange value. The indenture for the exchangeable notes does not contain any financial covenants.

As of March 31, 2009, the exchangeable notes’ if-converted value did not exceed their principal amounts because the market value of the Company’s common shares was less than $54.64, and therefore, the conversion feature of the exchangeable notes had no value.

In January 2009, the Company repurchased $2.1 million in aggregate principal amount of its exchangeable notes for $0.7 million, resulting in a gain on extinguishment of debt of $1.3 million. In connection with the repurchase, the Company retired an aggregate of $0.1 million of deferred financing costs and debt discount. Based on the relationship of the consideration paid to retire the exchangeable notes and the fair value of the exchangeable notes on the date of retirement, none of the proceeds utilized in the repurchase were allocated to the retirement of the equity component of the exchangeable notes.

Mortgage Activity

In January 2009, the Company repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania.

In March 2009, the Company entered into a $16.3 million mortgage loan that is secured by New River Valley Center in Christiansburg, Virginia. The mortgage loan has a variable interest rate of 3.25% plus LIBOR with a minimum interest rate of 5.75% and a term of three years and with two one-year extension options. The variable interest rate was capped to a fixed interest rate of 5.75% for the initial three-year term of the loan.

6.	CASH FLOW INFORMATION

Cash paid for interest was $30.8 million (net of capitalized interest of $1.8 million) and $24.6 million (net of capitalized interest of $3.9 million) for the three months ended March 31, 2009 and 2008, respectively. In connection with the acquisition of partnership interests in BCA in the first quarter of 2008, the Company consolidated an $8.0 million mortgage loan. Accrued construction expenses increased $5.8 million in the three months ended March 31, 2009, representing a non-cash increase in construction in progress.

7.	RELATED PARTY TRANSACTIONS

Bala Cynwyd Associates, L.P.

In January 2008, PREIT Associates, L.P. and another subsidiary of the Company entered into a Contribution Agreement with BCA, City Line Associates (“CLA”), Ronald Rubin, George Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. BCA entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) own 100% of CLA, a limited partnership that owned 50% of BCA immediately prior to closing. Each of Ronald Rubin and George Rubin owns 40.53% of the partnership interests in CLA, and Joseph Coradino owns 3.16% of the partnership interests. Immediately prior to the closing, BCA redeemed 50% of its partnership interests, which were held by a third party. At the initial closing under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, the Company made a capital contribution to BCA of $4.0 million.

In the second quarter of 2009, a second closing is scheduled to occur pursuant to a put/call arrangement, at which time the Company will acquire an additional 49.9% of the limited partner interest in BCA from the Individuals for 140,746 OP Units and a nominal cash amount. A third closing is expected to occur pursuant to a put/call agreement approximately one year after the second closing, at which time the remaining interest in BCA will be acquired by the Company from the Individuals in exchange for 564 OP Units and a nominal cash amount. None of Ronald Rubin, George Rubin or Joseph Coradino received any consideration from the Company in connection with the first closing.

The acquisition of the Office Building was financed in part by a mortgage loan with a principal amount of $8.0 million. Approximately $7.4 million of the proceeds from the loan was applied toward the repayment of mortgage debt on the office building transferred by BCA in exchange for the Office Building.

The Company and PREIT Associates have agreed to provide tax protection to the Individuals resulting from a sale of the Office Building during the eight years following the initial closing.

In accordance with the Company’s related party transactions policy, a special committee consisting exclusively of independent members of the Company’s Board of Trustees considered and approved the terms of this transaction. The approval was subject to final approval of the Company’s Board of Trustees, and the disinterested members of the Company’s Board of Trustees approved the transaction.

Other

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have direct or indirect ownership interests. Total revenue earned by PRI for such services $0.2 million for each of the three months ended March 31, 2009 and 2008, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years. Total rent expense under this lease was $0.4 million for each of the three month periods ended March 31, 2009 and 2008, respectively.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company paid $54,000 in the three months ended March 31, 2008 for flight time used by employees on Company-related business. The Company did not incur any expenses in 2009 for this service.

8.	COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2009, the remainder to be paid against such contractual and other commitments was $37.9 million.

Tax Protection Agreements

The Company has entered into tax protection agreements in connection with certain completed property acquisitions. Under these agreements, the Company has agreed to indemnify the prior owners of the acquired properties for certain tax liabilities resulting from actions taken by the Company with respect to the property, including any sale of the property. In some cases, members of the Company’s senior management and/or Board of Trustees are the beneficiaries of these agreements.

Other

In the normal course of business, the Company has become and may, in the future, become involved in legal actions relating to the ownership and operation of its properties and the properties it manages for third parties. In management’s opinion, the resolution of any such pending legal actions is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

9.	DERIVATIVES

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its interest bearing liabilities. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of financial instruments. The Company does not use financial instruments for trading or speculative purposes.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and caps as part of its interest rate risk management strategy. The Company’s outstanding derivatives have been designated as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in other (expenses) income, net. The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The Company’s derivative assets are recorded in fair value of derivative assets. The Company’s derivative liabilities are recorded in fair value of derivative liabilities.

During the three months ended March 31, 2009, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During the three months ended March 31, 2009, the Company recorded no amounts associated with hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive loss that are related to derivatives will be reclassified to interest expense, net as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $15.3 million will be reclassified as an increase to interest expense in connection with derivatives.

The following table summarizes the terms and fair values of the Company’s interest rate swap and cap derivative instruments at March 31, 2009 and December 31, 2008. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at March 31, 2009(1)	Fair Value at December 31, 2008(1)	Balance Sheet Location	Interest Rate	Maturity Date
Interest Rate Swaps
$20.0 million	$(0.6) million	$(0.7) million	Fair value of derivative liabilities	3.41%	June 1, 2010
$45.0 million	(2.4) million	(2.8) million	Fair value of derivative liabilities	4.02%	June 19, 2011
$54.0 million	(2.8) million	(3.3) million	Fair value of derivative liabilities	3.84%	July 25, 2011
$25.0 million	(0.5) million	(0.6) million	Fair value of derivative liabilities	2.86%	March 20, 2010
$75.0 million	(1.4) million	(1.7) million	Fair value of derivative liabilities	2.83%	March 20, 2010
$30.0 million	(0.6) million	(0.7) million	Fair value of derivative liabilities	2.79%	March 20, 2010
$65.0 million	(3.6) million	(4.7) million	Fair value of derivative liabilities	3.60%	September 9, 2013
$68.0 million	(3.9) million	(5.2) million	Fair value of derivative liabilities	3.69%	September 9, 2013
$56.3 million	(3.3) million	(4.4) million	Fair value of derivative liabilities	3.73%	September 9, 2013
$40.0 million	(0.7) million	(0.8) million	Fair value of derivative liabilities	2.65%	March 22, 2010
$55.0 million	(1.7) million	(2.3) million	Fair value of derivative liabilities	2.90%	November 20, 2013
$48.0 million	(1.5) million	(2.0) million	Fair value of derivative liabilities	2.90%	November 29, 2013
Interest Rate Cap
$16.3 million	(0.1) million	N/A	Fair value of derivative liabilities	2.50%	April 2, 2012

	$(23.1) million	$(29.2) million

(1)

As of March 31, 2009 and December 31, 2008, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2009 and December 31, 2008, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Operations as of March 31, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) for the three months ended March 31, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the three months ended March 31, 2009	Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the three months ended March 31, 2009
Interest Rate Products	$2.1 million	Interest expense	$4.4 million	Interest expense	—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision pursuant to which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company's loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2009, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk, related to these agreements was $23.1 million. As of March 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2009, it would have been required to settle its obligations under the agreements at their termination value (including accrued interest) of $30.6 million. The Company has not breached any of the provisions as of March 31, 2009.

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

Currently, the Company uses interest rate swaps and caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Forward Starting Interest Rate Swaps

During the year ended December 31, 2008, the Company cash settled all of its forward-starting interest rate swaps with an aggregate notional amount of $400.0 million. The Company paid an aggregate of $16.5 million in cash to settle these swaps. The swaps were settled in anticipation of the Company’s issuance of long term debt. Accumulated other comprehensive loss as of March 31, 2009 includes a net loss of $14.1 million relating to forward-starting swaps that the Company has cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

Interest Rate Swaps and Caps

As of March 31, 2009, the Company had entered into 12 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 3.29% on a notional amount of $597.5 million maturing on various dates through November 2013.

The Company entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the Company’s 2008 issuances of variable interest rate long-term debt. The Company assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on March 31, 2009 and considered these swap agreements and cap agreement to be highly effective cash flow hedges under SFAS No. 133. The Company’s interest rate swap agreements and cap agreement will be settled in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 56 properties in 13 states, including 38 shopping malls, 14 strip and power centers and four properties under development. The retail properties have a total of 34.8 million square feet. The retail properties we consolidate for financial reporting purposes have a total of 30.3 million square feet, of which we own 23.9 million square feet. The retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of March 31, 2009, held a 94.8% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 52 retail properties and one of the four ground-up development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

•

Except for two properties that we co-manage with our partner, the other entities are managed on a day-to-day basis by one of our partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

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

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the statement of operations caption entitled equity in income of partnerships, rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the balance sheet caption entitled investment in partnerships, at equity. In the case of deficit investment balances, such amounts are recorded in distributions in excess of partnership investments.

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

Our revenue consists primarily of fixed rental income, additional rent in the form of expense reimbursements, and percentage rent (rent that is based on a percentage of our tenants’ sales or a percentage of sales in excess of thresholds that are specified in the applicable leases) derived from our income producing retail properties. We also receive income from our real estate partnership investments and from the management and leasing services PRI provides.

Net loss was $11.5 million for the three months ended March 31, 2009, compared to net loss of $3.1 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, net loss was affected by decreased revenue and occupancy as a result of tenant bankruptcies and store closings in 2008 and 2009, increased depreciation and amortization as a result of redevelopment and development assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and properties placed in service and increased property operating expenses compared to the three months ended March 31, 2008.

CURRENT ECONOMIC DOWNTURN

We are subject to various risks and uncertainties in the ordinary course of business that could have adverse impacts on our operating results and financial condition. The most significant external risks facing us today stem from the current downturn in the overall economy and challenging conditions in the capital and credit markets.

Substantially all of our revenue is generated from leases with retail tenants. The reduction in consumer spending as a result of declining consumer confidence and increasing unemployment has negatively affected, and may continue to negatively affect, the operations of many retail companies. Beginning in the second half of 2008, the number of retail bankruptcies and store closings has increased. Retailers also have reduced the number of store openings planned for 2009 due to these economic conditions. These conditions have caused and may continue to cause our occupancy rates, revenue and net income to decline.

ACQUISITIONS, DISPOSITIONS, REDEVELOPMENT, AND DEVELOPMENT ACTIVITIES

We record our acquisitions based on estimates of fair value, as determined by management, based on information available and on assumptions about future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve month periods following the closings of the respective acquisitions.

Acquisitions

In February 2008, we acquired a 49.9% ownership interest in Bala Cynwyd Associates, L.P., which owns One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall, in Cherry Hill, New Jersey. See “Related Party Transactions” for further information about this transaction.

Redevelopment and Development

We are engaged in the redevelopment of five of our consolidated properties. We might undertake redevelopment projects at additional properties in the future. These projects might include the introduction of residential, office or other uses to our properties. As of March 31, 2009, we had incurred $424.1 million of costs related to these five redevelopment properties. The costs identified to date to complete these projects are expected to be approximately $67.9 million in the aggregate.

The following table sets forth the amount of our estimated total investment and the amounts invested as of March 31, 2009 in each redevelopment project:

Redevelopment Project	Estimated Project Cost(1)	Invested as of March 31, 2009
Cherry Hill Mall	$218.0 million	$196.8 million
Plymouth Meeting Mall	96.6 million	83.7 million
The Gallery at Market East	81.6 million	78.3 million
Voorhees Town Center	83.0 million	56.1 million
Wiregrass Commons Mall	12.8 million	9.2 million

	$492.0 million	$424.1 million

(1)	The estimated project cost is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.

We are engaged in the ground-up development of four retail and other mixed use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances, although we do not expect to make material investments in these projects in the short term. We also own and manage one property that is now operating while some remaining development takes place. As of March 31, 2009, we had incurred $141.8 million of costs related to these ground-up projects. The costs identified to date to complete these ground-up projects are expected to be $13.1 million in the aggregate, excluding the White Clay Point (New Garden Township, Pennsylvania), Springhills (Gainesville, Florida) and Pavilion at Market East (Philadelphia, Pennsylvania) projects, because details of those projects and the related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be restricted by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement or flexibility in such projects.

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

The following table sets forth the amount of our estimated total investment and the amounts invested as of March 31, 2009 in each ground-up development project:

Development Project	Estimated Project Cost(1)	Invested as of March 31, 2009	Actual/Expected Initial Occupancy Date
Operating Property with Development Activity:
Monroe Marketplace	$58.9 million	$56.9 million	2008
Development Properties:
Pitney Road Plaza	20.3 million	9.2 million	2009
White Clay Point(2)	To be determined	42.9 million	To be determined
Springhills	To be determined	32.1 million	To be determined
Pavilion at Market East(3)	To be determined	0.7 million	To be determined

		$141.8 million

(1)	The estimated projected cost is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.
(2)	Amount invested as of March 31, 2009 does not reflect an $11.8 million impairment charge we recorded in 2008.
(3)	The property is unconsolidated. The amount shown represents our share.

In connection with the redevelopment and the ground-up development projects listed above and other projects ongoing at our other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination amounts and contracts with general contractors and other professional service providers. As of March 31, 2009, the unaccrued remainder to be paid against these contractual and other commitments was $37.9 million. The projects on which these commitments have been made have total expected remaining costs of $97.0 million. While we expect that the expenditures related to our redevelopment and development projects listed in this report will continue over the next several quarters, we believe that our construction in progress balance has peaked. Construction in progress represents the aggregate expenditures on projects less amounts placed in service. Generally, assets are placed in service upon substantial completion or when tenants begin occupancy and rent payments commence.

Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing on reasonable terms, or at all, which might negatively affect our ability to fund our redevelopment and development projects and other business initiatives. A continued prolonged downturn in the credit markets might cause us to seek alternative sources of capital or financing, which could be less attractive and might require us to adjust our business plan accordingly. See “—Liquidity and Capital Resources.”

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 4 to the unaudited consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

Bala Cynwyd Associates, L.P.

In January 2008, PREIT Associates, L.P. and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates (“CLA”), Ronald Rubin, George Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. BCA entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) own 100% of CLA, a limited partnership that owned 50% of BCA immediately prior to closing. Each of Ronald Rubin and George Rubin owns 40.53% of the partnership interests in CLA, and Joseph Coradino owns 3.16% of the partnership interests. Immediately prior to the closing, BCA redeemed 50% of its partnership interests, which were held by a third party. At the initial closing under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, we made a capital contribution to BCA in an approximate amount of $4.0 million.

In the second quarter of 2009, a second closing is scheduled to occur pursuant to a put/call arrangement, at which time we will acquire an additional 49.9% of the limited partner interest in BCA from the Individuals for 140,746 OP Units and a nominal cash amount. A third closing is expected to occur pursuant to a put/call agreement approximately one year after the second closing, at which time we will acquire the remaining interest in BCA from the Individuals in exchange for 564 OP Units and a nominal cash amount. None of Ronald Rubin, George Rubin or Joseph Coradino received any consideration from us in connection with the first closing.

The acquisition of the Office Building was financed in part by a mortgage loan with a principal amount of $8.0 million. Approximately $7.4 million of the proceeds from the loan was applied toward the repayment of mortgage debt on the office building transferred by BCA in exchange for the Office Building.

PREIT and PREIT Associates have agreed to provide tax protection to the Individuals resulting from a sale of the Office Building during the eight years following the initial closing.

In accordance with our related party transactions policy, a special committee consisting exclusively of independent members of our Board of Trustees considered and approved the terms of this transaction. The approval was subject to final approval of our Board of Trustees, and the disinterested members of our Board of Trustees approved the transaction.

Other

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million for each of the three months ended March 31, 2009 and 2008, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended March 31, 2009 and 2008.

We use an airplane in which Ronald Rubin owns a fractional interest. We paid $54,000 in the three months ended March 31, 2008 for flight time used by employees on Company-related business. We incurred no expenses in the three months ended March 31, 2009 related to flight time for this service.

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

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2009 and 2008, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. See our Annual Report on Form 10-K for the year ended December 31, 2008, for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. The estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition, and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or when a range of possible values is estimated.

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

We test for impairment in several situations, including when current or projected cash flows from a real estate investment are significantly less than budgeted cash flows, when it becomes more likely than not that a property will be sold before the end of its previously estimated useful life, or when other events or changes in circumstances indicate that an asset’s carrying value might not be recoverable. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including:

•	projected cash flows, both from operations and from a hypothetical disposition;

•	expected useful life and holding period;

•	future required capital expenditures; and

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

As a preliminary indicator to determine if the carrying value of a property might not be recovered by undiscounted cash flows as of March 31, 2009, we utilized a five-year planning model based on existing tenants, expectations about future rental activity and expense levels. For periods beyond the five-year model, we assumed a 2.0% rate of growth for cash flows over the estimated useful lives of the individual properties, which is lower than the historical assumed growth rate utilized because of the current economic conditions. As a result of this test, we did not identify any properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in fair value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 and 2008

Overview

Our results for the three months ended March 31, 2009 and 2008 were significantly affected by challenging conditions in the economy and by ongoing redevelopment initiatives that were in various stages at several of our consolidated mall properties. While we might undertake a redevelopment project to maximize the long-term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, can be negatively affected by the project. For the three months ended March 31, 2009, net loss was affected by decreased revenue and occupancy as a result of tenant bankruptcies and store closings in 2008 and 2009, increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense primarily as a result of a higher aggregate debt balance and properties placed in service and increased property operating expenses compared to the three months ended March 31, 2008.

The table below sets forth certain occupancy statistics as of March 31, 2009 and 2008:

	Occupancy as of March 31,
	Consolidated		Partnership(1)
	2009	2008	2009	2008
Retail portfolio weighted average:
Total excluding anchors	84.2%	87.6%	86.1%	92.8%
Total including anchors	88.8%	88.5%	89.8%	94.9%
Enclosed malls weighted average:
Total excluding anchors	83.4%	86.7%	88.9%	91.7%
Total including anchors	88.3%	87.8%	91.2%	93.5%
Strip and power centers weighted average	94.1%	98.4%	89.1%	95.7%

(1)	Owned by partnerships in which we own a 50% interest.

The following information sets forth our results of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		% Change 2008 to 2009
(in thousands of dollars)	2009	2008
Revenue	$112,912	$115,350	(2)%
Property operating expenses	(46,647)	(44,427)	5%
Depreciation and amortization	(39,396)	(35,815)	10%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(9,672)	(11,776)	(18)%
Interest expense, net	(32,509)	(27,845)	17%
Gain on extinguishment of debt	1,272	—	—
Equity in income of partnerships	2,517	1,462	72%

Net loss	$(11,523)	$(3,051)	(278)%

The amounts reflected as net loss in the table above reflect our consolidated properties. Our unconsolidated partnerships are presented under the equity method of accounting in the line item equity in income of partnerships.

Revenue

Real estate revenue decreased by $2.0 million, or 2%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Real estate revenue in the three months ended March 31, 2009 was significantly affected by tenant bankruptcies and store closings, resulting in lower occupancy and expense reimbursements and higher bad debt expense compared to the three months ended March 31, 2008. Real estate revenue from properties that were owned by us prior to January 1, 2008 decreased by $3.0 million, primarily due to lower occupancy. This resulted in decreases of $1.4 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, $0.6 million in percentage rent, $0.5 million in lease termination revenue, $0.3 million in other revenue and $0.2 million in expense reimbursements. Real estate revenue from one property that was under development during 2008 that is now placed in service increased by $0.9 million and real estate revenue from One Cherry Hill Plaza (office building acquired in February 2008) increased by $0.1 million.

Base rent decreased by $1.4 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Base rent decreased by $1.5 million due to 67 store closings and liquidations associated with eleven tenant bankruptcy filings during 2008. Also impacting base rent was a $0.5 million decrease in temporary leasing revenue (leases with a term of less than one year) and a $0.4 million decrease in straight line rent. Partially offsetting these decreases, base rent at Voorhees Town Center and Plymouth Meeting Mall, two of our current redevelopment projects, increased by $0.6 million and $0.5 million, respectively, due to increased occupancy from newly opened tenants. Percentage rent decreased by $0.6 million due to a decrease in tenant sales compared to the three months ended March 31, 2008. This decrease was also partially due to a trend in certain leases toward slightly higher minimum rent and higher thresholds at which percentage rent begins. Lease termination revenue decreased by $0.5 million, primarily due to $0.4 million received from one tenant in the three months ended March 31, 2008 that did not recur. Other revenue decreased by $0.3 million, primarily due to a $0.2 million timing variance in seasonal photo commissions associated with the Easter holiday. Expense reimbursements decreased by $0.2 million in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. In addition to being affected by store closings, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes) as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, and they are experiencing rental concessions made to tenants affected by the redevelopment activities and to tenants experiencing financial difficulties, and by conditions in the economy. We expect the lower recovery rates at the redevelopment properties to improve as construction is completed, tenants take occupancy and our leasing leverage improves, and as conditions in the economy improve.

Interest and other income decreased by $0.4 million, or 39%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Property Operating Expenses

Property operating expenses increased by $2.2 million, or 5%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Property operating expenses from properties that were owned by us prior to January 1, 2008 increased by $1.8 million, primarily due to a $1.1 million increase in common area maintenance expense, a $0.6 million increase in real estate tax expense and a $0.2 million increase in other property operating expenses. See “– Revenue.” These increases were partially offset by a $0.1 million decrease in non-common area utility expense. Property operating expenses increased $0.3 million from one property under development during 2008 that is now placed in service and $0.1 million from a property we acquired in February 2008.

Common area maintenance expenses increased by $1.1 million in the three months ended March 31, 2009 primarily due to increases of $0.5 million in snow removal expense, $0.2 million in repairs and maintenance expense, $0.1 million in loss prevention expense, $0.1 million in common area utility expense and $0.1 million in insurance expense. Snowfall amounts at our properties located in Pennsylvania and New Jersey increased during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Repairs and maintenance expense and loss prevention expense increased due primarily to stipulated annual contractual increases. Real estate tax expense increased by $0.6 million primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties. Other property operating expenses increased by $0.2 million, primarily due to a $0.3 million increase in bad debt expense, partially offset by a $0.1 million decrease in legal fee expense.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.6 million, or 10%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Depreciation and amortization expense from properties that we owned prior to January 1, 2008 increased by $3.1 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that are now placed in service. We placed assets with an aggregate basis of $269.9 million in service from March 31, 2008 to March 31, 2009. Depreciation and amortization increased $0.3 million from one property under development during 2008 that is now placed in service and $0.2 million from One Cherry Hill Plaza (acquired February 2008).

General and Administrative Expenses, Abandoned Project Costs, Income Taxes and Other Expenses

General and administrative expenses, abandoned project costs, income taxes and other expenses decreased by $2.1 million, or 18%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease was due in part to a $1.0 million decrease in abandoned project costs. Other general and administrative expenses also decreased by $1.1 million primarily due to lower incentive compensation costs.

Interest Expense

Interest expense increased $4.7 million, or 17%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase resulted in part from a higher aggregate debt balance. Also, we placed assets with an aggregate basis of $269.9 million in service from March 31, 2008 to March 31, 2009. Interest amounts on these assets were capitalized during construction periods and were expensed during periods after they were placed in service.

Gain on Extinguishment of Debt

During the three months ended March 31, 2009, we repurchased $2.1 million in aggregate principal amount of our exchangeable notes in privately-negotiated transactions for an aggregate purchase price of $0.7 million, which resulted in a gain on extinguishment of debt of $1.3 million. In connection with the repurchases, we retired an aggregate of $0.1 million of deferred financing costs and debt discount.

Equity in Income of Partnerships

Equity in income of partnerships increased $1.1 million, or 72%, due to a $0.5 million increase in net operating income at one property, which resulted from new store openings and higher renewal rates on tenant leases, and due to a $0.6 million decrease in interest expense at properties with variable rate mortgages.

NET OPERATING INCOME

Net operating income (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP) minus property operating expenses (determined in accordance with GAAP). It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that net operating income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. Net operating income excludes management company revenue, interest income, general and administrative expenses, abandoned project costs, income taxes and other expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains on sales of non-operating real estate and gain on extinguishment of debt.

The following table presents net operating income results for the three months ended March 31, 2009 and 2008. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our noncontrolling partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or that were placed into service during the periods presented:

	Same Store			Non Same Store			Total
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Real Estate Revenue	$119,966	$122,554	(2.1)%	$1,529	$320	377.8%	$121,495	$122,874	(1.1)%
Property Operating Expenses	(48,826)	(46,838)	4.2%	(765)	(195)	292.3%	(49,591)	(47,033)	5.4%

Net Operating Income	$71,140	$75,716	(6.0)%	$764	$125	511.2%	$71,904	$75,841	(5.2)%

Total net operating income decreased by $3.9 million in the three months ended March 31, 2009 compared to three months ended March 31, 2008. Same Store net operating income decreased by $4.6 million in three months ended March 31, 2009 compared to three months ended March 31, 2008. Non Same Store net operating income increased by $0.6 million. See “Results of Operations—Revenue” and “—Property Operating Expenses” for further discussion of these variances.

The following information is provided to reconcile net loss to net operating income:

	Three Months Ended March 31,
(in thousands of dollars)	2009	2008
Net loss	$(11,523)	$(3,051)
Depreciation and amortization
Wholly owned and consolidated partnerships	39,396	35,815
Unconsolidated partnerships	2,054	1,926
Interest expense, net
Wholly owned and consolidated partnerships	32,509	27,845
Unconsolidated partnerships	1,770	2,672
General and administrative expenses, abandoned project costs, income taxes and other expenses	9,672	11,776
Gain on extinguishment of debt	(1,272)	—
Interest and other income	(702)	(1,142)

Property net operating income	$71,904	$75,841

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

Funds From Operations is a commonly used measure of operating performance and profitability in the real estate industry, and we use FFO and FFO per diluted share and OP Unit as supplemental non-GAAP measures to compare our Company’s performance for different periods to that of our industry peers. Similarly, FFO per diluted share and OP Unit is a useful measure because it reflects the dilutive impact of outstanding convertible securities. In addition, we use FFO and FFO per diluted share and OP Unit as one of the performance measures for determining incentive compensation amounts earned under certain of our performance-based executive compensation programs. We compute Funds From Operations in accordance with standards established by NAREIT, less dividends on preferred shares (for periods during which we had preferred shares outstanding), which may not be comparable to Funds From Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.

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

FFO was $29.3 million for the three months ended March 31, 2009, a decrease of $4.8 million, or 14%, compared to $34.1 million for the three months ended March 31, 2008.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net income to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	Three Months Ended March 31, 2009	Per share (including OP Units)	Three Months Ended March 31, 2008	Per share (including OP Units)
Net loss	$(11,523)	$(0.28)	$(3,051)	$(0.07)

Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	38,786	0.94	35,176	0.86
Unconsolidated partnerships (1)	2,054	0.05	1,926	0.04

Funds from operations (2)	$29,317	$0.71	$34,051	$0.83

Weighted average number of shares outstanding	39,004		38,714
Weighted average effect of full conversion of OP Units	2,195		2,240
Effect of common share equivalents	—		7

Total weighted average shares outstanding, including OP Units	41,199		40,961

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $0.3 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the three months ended March 31, 2009 were $12.0 million, following a reduction in the amount of the quarterly dividend. The following are some of the factors that could affect our cash flows and require the funding of future distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or continued prolonged downturns in general, local or retail industry economic, financial, credit market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

continued deterioration in our tenants’ business operations and financial stability, including additional tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

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

We have historically used a substantial amount of debt to finance our business, and we have relied primarily on new borrowings to fund our redevelopment and development projects. We expect to meet certain of our current obligations to fund existing redevelopment and development projects and scheduled debt maturities through a variety of capital sources. We estimate that we will require approximately $90 million to $100 million during the remainder of 2009 to fund our current redevelopment and development projects. In addition, $42.6 million of our existing consolidated debt matures during 2009; however, $8.0 million of our existing consolidated debt agreements contain options to extend the respective maturity dates for a period of one year, provided that there is no event of default with respect to such loans, and certain other conditions are met. An additional $123.6 million, which represents our share of debt at partnership properties, matures during 2009; however, $111.2 million of the debt agreements at partnership properties contain options to extend the respective maturity dates for a period of one year, provided that there is no event of default with respect to such loans, and certain other conditions are met. As of March 31, 2009, $447.0 million was outstanding under the Credit Facility, which matures in March 2010. In addition, we pledged $1.5 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to us on March 31, 2009 was $51.5 million.

We expect to satisfy our remaining 2009 capital requirements for redevelopment and development projects and debt maturities in part through borrowings under our Credit Facility, by refinancing certain mortgage loans and by additional borrowings secured by existing properties. However, given the continued weakness of the credit markets, there is no assurance that we will be able to refinance our existing debt or obtain the additional capital necessary to satisfy our obligations or requirements. Consequently, we also plan to seek to raise capital through selective sales of assets, including outparcels, if warranted. However, the continued weakness of the credit markets might make it more difficult for us to sell such assets or might adversely affect the price we receive for properties or parcels that we may sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Similarly, while we may seek to sell equity securities, continued uncertainty in the capital markets may make it difficult for us to issue equity securities on terms that are favorable to us, if at all, and any such issuance might be dilutive to existing shareholders. We might also seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs, or through a combination of some or all of the available alternatives. We expect that other long-term capital requirements for which commitments have not previously been made, including any future redevelopment and development projects, renovations, expansions, property and portfolio acquisitions and other non-recurring capital improvements, may be deferred until such time as capital or financing can be obtained on terms we find acceptable. A prolonged downturn in the credit markets might cause us to seek alternative sources of capital or financing, which could be less attractive and might require us to adjust our business plan accordingly.

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

As of March 31, 2009, $447.0 million was outstanding under the Credit Facility. In addition, we pledged $1.5 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to us was $51.5 million. The weighted average effective interest rate based on amounts borrowed was 2.23% for the three months ended March 31, 2009. The weighted average interest rate on outstanding Credit Facility borrowings at March 31, 2009 was 1.93%.

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

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2008, and which have not changed since that date. As of March 31, 2009, we were in compliance with all of these covenants. The financial covenants under the Credit Facility require, among other things, that our leverage ratio, as defined in the Credit Facility, be less than 65%, provided that this leverage ratio can be exceeded for one period of two consecutive quarters, but may not exceed 70%, and that we meet certain other debt yield, interest coverage and fixed charge ratios. Compliance with each of these ratios is dependent upon our financial performance. The leverage ratio is based, in part, on applying a capitalization rate to our net operating income. Based on this calculation method, decreases in net operating income would result in an increased leverage ratio, even if overall debt levels remain constant. We expect our leverage ratio will approach 65% by or shortly after the end of the second quarter. To avoid a breach of the leverage ratio or other covenants, we might be required to curtail our capital spending, sell assets, further reduce our cash dividend, reduce debt levels or seek to raise additional equity capital.

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

We are engaged in preliminary discussions with our lead bank to address the upcoming maturity of our Credit Facility.

Senior Unsecured Term Loan

In September 2008, we borrowed an aggregate of $170.0 million under our senior unsecured term loan agreement with a stated interest rate of 2.50% above LIBOR. Also in September 2008, we swapped the floating interest rate on $130.0 million of the term loan balance to a fixed rate of 5.33%, effective October 1, 2008. In October 2008, we swapped the floating interest rate on the remaining $40.0 million of the term loan balance to a fixed rate of 5.15%. We may increase the outstanding amount of the term loan, subject to certain conditions and to the participation of additional lenders, on one additional occasion before the initial maturity date of March 20, 2010. We may extend the maturity date of the term loan, subject to certain conditions, on one occasion for a period of one year. If we choose to exercise this right, we would pay an extension fee of 0.25% of the then-outstanding principal. The weighted average effective interest rate for the three months ended March 31, 2009 based on amounts borrowed was 5.85%. The weighted average interest rate on amounts outstanding at March 31, 2009 was 5.29%.

Exchangeable Notes

In May 2007, we, through PREIT Associates, completed the sale of $287.5 million aggregate principal amount of exchangeable notes due 2012 (“Exchangeable Notes”). The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under our Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes. The Exchangeable Notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of PREIT Associates. PREIT Associates’ obligations under the Exchangeable Notes are fully and unconditionally guaranteed by the Company. We have repurchased $48.1 million in aggregate principal amount of the Exchangeable Notes, and there was $239.4 million outstanding as of March 31, 2009.

Mortgage Activity

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania.

In March 2009, we entered into a $16.3 million mortgage loan that is secured by New River Valley Center in Christiansburg, Virginia. The mortgage loan has a variable interest rate of LIBOR plus 3.25% with a minimum interest rate of 5.75% and a term of three years and with two one-year extension options. The variable interest rate was capped to a fixed interest rate of 5.75% for the initial three year term of the loan.

(in thousands of dollars)	Mortgage Notes Payable	Credit Facility	Exchangeable Notes	Senior Unsecured Term Loan
Balance at January 1, 2009	$1,756,270	$400,000	$241,500	$170,000
Repayment of Palmer Park mortgage	(15,674)	—	—	—
New River Valley Center mortgage	16,250	—	—	—
Purchase of exchangeable notes	—	—	(2,100)	—
Principal amortization	(3,977)	—	—	—
Credit Facility borrowings, net	—	47,000	—	—

Balance at March 31, 2009	$1,752,869	$447,000	$239,400	$170,000

Derivatives

As of March 31, 2009, we had a total of 12 interest rate swap agreements and one interest rate cap agreement, as described in note 9 to our unaudited consolidated financial statements. The interest rate swap agreements have an aggregate notional value of $597.5 million and mature on various dates through November 2013. We assessed the effectiveness of these swaps as hedges at inception and on March 31, 2009 and considered these swaps to be highly effective cash flow hedges under SFAS No. 133. Our interest rate swaps are net settled monthly.

As of March 31, 2009, the aggregate estimated unrealized net loss attributed to these interest rate swaps was $23.1 million. The carrying amount of the derivative assets is reflected in fair value of derivative assets, the associated liabilities are reflected in fair value of derivative liabilities and the net unrealized gain is reflected in accumulated other comprehensive loss in the accompanying balance sheets.

Mortgage Notes

Mortgage notes payable, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2017. Fourteen of the mortgage notes bear interest at a fixed rate and nine of the mortgage notes bear interest at variable rates that have been swapped to or capped at a fixed rate. These 23 mortgage notes have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.78% at March 31, 2009. We also have one property with a variable interest rate mortgage that had an interest rate of 1.86% at March 31, 2009. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in investments in partnerships, at equity and distributions in excess of partnership investments on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage notes associated with our consolidated properties as of March 31, 2009.

	Payments by Period
(in thousands of dollars)	Total	Through December 31, 2009	2010-2011	2012-2013	2014 and later
Principal payments	$107,541	$13,204	$39,069	$31,089	$24,179
Balloon payments	1,645,328	42,335	118,448	777,694	706,851

Total	$1,752,869	$55,539	$157,517	$808,783	$731,030

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2009 for the periods presented:

(in thousands of dollars)	Total	Through December 31, 2009	2010-2011	2012-2013	2014 and later
Mortgages (1)	$1,752,869	$55,539	$157,517	$808,783	$731,030
Interest on mortgages	507,146	75,116	189,444	149,730	92,856
Credit Facility (2)	447,000	—	447,000	—	—
Exchangeable notes	239,400	—	—	239,400	—
Interest on exchangeable notes	30,324	7,182	19,152	3,990	—
Senior unsecured term loan	170,000	—	170,000	—	—
Interest on term loan	8,993	6,745	2,248	—
Capital leases (3)	132	132	—	—	—
Operating leases	11,140	2,123	4,435	3,348	1,234
Ground leases	52,250	740	1,974	1,565	47,971
Redevelopment and development commitments (4)	37,934	37,934	—	—	—

Total	$3,257,188	$185,511	$991,770	$1,206,816	$873,091

(1)	Includes amounts reflected in the Mortgage Notes table above. Excludes the indebtedness of our unconsolidated partnerships.
(2)	Excludes interest.
(3)	Includes interest.
(4)

The timing of the payment of these amounts is uncertain. We estimate that a significant portion of these amounts will be paid in the upcoming year, but situations could arise at these redevelopment and development projects that could delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $40.0 million for the three months ended March 31, 2009 compared to $39.8 million for the three months ended March 31, 2008. The increase in 2009 as compared to 2008 was primarily due to changes in working capital, as $3.9 million of incentive compensation was paid in the three months ended March 31, 2009 compared to $6.0 million paid in the three months ended March 31, 2008.

Cash flows used for investing activities were $60.7 million for the three months ended March 31, 2009 compared to $71.9 million for the three months ended March 31, 2008. Investing activities for 2009 reflect investment in construction in progress of $53.1 million and real estate improvements of $4.2 million, all of which primarily relate to our development and redevelopment activities. Investing activities also reflect $0.9 million paid to acquire partnership interests. Cash flows from investing activities for the three months ended March 31, 2008 reflect investment in construction in progress of $65.5 million, real estate improvements of $1.4 million and real estate acquisitions of $4.0 million.

Cash flows provided by financing activities were $30.2 million for the three months ended March 31, 2009 compared to $24.9 million for the three months ended March 31, 2008. Cash flows provided by financing activities for the three months ended March 31, 2009 were primarily affected by $16.3 million of proceeds from the mortgage loan on New River Valley Center, as well as $47.0 million in borrowings from the Credit Facility. We used some of these proceeds to repay the $15.7 million mortgage note on Palmer Park Mall. Cash flows from financing activities for the three months ended March 31, 2009 were also affected by dividends and distributions of $12.0 million, principal installments on mortgage notes payable of $4.0 million, and payments of $0.7 million for the repurchase of exchangeable notes.

COMMITMENTS

At March 31, 2009, we had $37.9 million of unaccrued contractual obligations to complete current development and redevelopment projects. Total remaining costs for the particular projects with such commitments are $97.0 million. See “– Liquidity and Capital Resources – Capital Resources.”

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

We receive a substantial portion of our operating income as rent under long-term leases with tenants. As is currently the case, at any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants have, and other tenants in the future might, defer or fail to make rental payments when due, delay or cancel lease commencement, voluntarily vacate the premises or declare bankruptcy, which has and might in the future result in the termination of the tenant’s lease, and result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants has and might in the future be more significant to us than the bankruptcy of other tenants. In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales has and might in the future negatively affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, we have and might in the future modify lease terms in ways that are less favorable to us.

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

INFLATION

Inflation can have many effects on the financial performance of our tenants and us. Retail property leases often provide for the payment of rent based on a percentage of sales, which may increase or decrease as a result of inflationary prices and their effect on consumer spending. Also, inflation could cause increases in property operating expenses, which could increase occupancy costs for tenants and, to the extent we are unable to recover property expenses from tenants, could increase property operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rate increases included in our leases, then our net operating income and our profitability would decrease.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form
10-K for the year ended December 31, 2008 and in Part II of this Quarterly Report on Form 10-Q. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2009, our consolidated debt portfolio consisted primarily of $447.0 million borrowed under our senior unsecured Credit Facility, which bears interest at a LIBOR rate plus an applicable margin, $170.0 million borrowed under our senior unsecured term loan, of which $130.0 million has been swapped to a fixed interest rate of 5.33% and the remaining $40.0 million has been swapped to a fixed interest rate of 5.15%, $1,752.9 million in fixed and variable rate mortgage notes, excluding $3.7 million of mortgage debt premium, and exchangeable notes of $239.4 million.

Mortgage notes payable, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2017. Fourteen of the mortgage notes bear interest at a fixed rate and nine of the mortgage notes bear interest at variable rates that have been swapped to or capped at a fixed rate. These 23 mortgage notes have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.78% at March 31, 2009. We also have one property with a variable interest rate mortgage that had an interest rate of 1.86% at March 31, 2009. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in investments in partnerships, at equity and distributions in excess of partnership investments on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2009	$47,539		6.03%	$8,000		1.86%
2010	$208,400	(2)	5.45%	$447,000	(3)	1.93%
2011	$119,117		5.83%	$—		—
2012	$632,695	(4)	5.63%	$—		—
2013	$415,488		5.48%	$—		—
2014 and thereafter	$731,030		5.68%	$—		—

(1)	Based on the weighted average interest rate in effect as of March 31, 2009.
(2)	Includes the senior unsecured term loan of $170.0 million that was swapped to a fixed rate of 5.29% effective in the fourth quarter of 2008.
(3)	Our Credit Facility, which has an outstanding balance of $447.0 million, has a term that expires in March 2010.
(4)	Includes exchangeable notes of $239.4 million with an interest rate of 4.00%.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of the interest rate swap and cap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt of $49.9 million at March 31, 2009. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt of $52.5 million at March 31, 2009. Based on the variable rate debt included in our debt portfolio, as of March 31, 2009, a 100 basis point increase in interest rates would result in an additional $4.6 million in interest annually, and a 100 basis point decrease would reduce interest incurred by $4.6 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors, or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap and cap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics were issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 9 to our unaudited consolidated financial statements.

We currently have $597.5 million notional amount of interest rate swap and cap agreements that have a weighted average interest rate of 3.29% maturing on various dates through November 2013. We assessed the effectiveness of these swaps as hedges at inception and on March 31, 2009 and considered these swaps to be highly effective cash flow hedges under SFAS No. 133.

Because the information presented above includes only those exposures that exist as of March 31, 2009, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense as a result of interest rate fluctuations will depend on the exposures that arise during the period, and the hedging arrangements we have in place.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, and have concluded as follows:

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Offerings

On or about February 20, 2009, we issued 13,117 common shares in return for an equal amount of Class A Units tendered for redemption by a limited partner of PREIT Associates. The shares were issued under exemptions provided by Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2009 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31, 2009	—	$—	—	$100,000,000
February 1 – February 28, 2009	26,067	4.355	—	100,000,000
March 1 – March 31, 2009	—	—	—	100,000,000

Total	26,067	$4.355	—	$100,000,000

(1)

On December 27, 2007 we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009.

ITEM 6.	EXHIBITS

+10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden.

+10.2	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 1, 2009, between PREIT and Jeffrey Linn.

+10.3	2009-2011 Performance Incentive Unit Program.

+10.4	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents other than the Chief Financial Officer.

+10.5	Form of Annual Incentive Compensation Opportunity Award for Members of the Office of the Chair and the Chief Financial Officer.

+10.6	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President.

+10.7	Form of Performance Incentive Unit Award Agreement under PREITs 2009-2011 Performance Incentive Unit Program.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date: May 11, 2009
	By:	/s/ Ronald Rubin
Ronald Rubin
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)