Form 10-Q
period 2009-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2009-08-10
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at July 31, 2009: 43,274,524

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	June 30, 2009	(as revised) December 31, 2008
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,431,092	$3,287,232
Construction in progress	351,204	411,479
Land held for development	9,337	9,337

Total investments in real estate	3,791,633	3,708,048
Accumulated depreciation	(580,232)	(516,832)

Net investments in real estate	3,211,401	3,191,216

INVESTMENTS IN PARTNERSHIPS, at equity	35,102	36,164
OTHER ASSETS:
Cash and cash equivalents	29,950	9,786
Tenant and other receivables (net of allowance for doubtful accounts of $18,086 and $16,865 at June 30, 2009 and December 31, 2008, respectively)	46,536	57,970
Intangible assets (net of accumulated amortization of $184,213 and $169,189 at June 30, 2009 and December 31, 2008, respectively)	53,273	68,296
Deferred costs and other assets	81,515	80,845

Total assets	$3,457,777	$3,444,277

LIABILITIES:
Mortgage notes payable	$1,778,676	$1,756,270
Debt premium on mortgage notes payable	3,372	4,026
Exchangeable notes (net of debt discount of $8,802 and $11,421 at June 30, 2009 and December 31, 2008, respectively)	205,598	230,079
Credit Facility	445,000	400,000
Senior unsecured term loan	170,000	170,000
Tenants’ deposits and deferred rent	17,172	13,112
Distributions in excess of partnership investments	47,428	48,788
Accrued construction expenses	29,381	38,859
Fair value of derivative liabilities	15,214	29,169
Accrued expenses and other liabilities	48,309	55,711

Total liabilities	2,760,150	2,746,014
COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 43,273,293 shares at June 30, 2009 and 39,468,523 shares at December 31, 2008	43,273	39,469
Capital contributed in excess of par	868,895	853,281
Accumulated other comprehensive loss	(31,258)	(45,341)
Distributions in excess of net income	(233,763)	(201,080)

Total equity—PREIT	647,147	646,329
Noncontrolling interest	50,480	51,934

Total equity	697,627	698,263

Total liabilities and equity	$3,457,777	$3,444,277

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars, except share and per share amounts)	2009	(as revised) 2008	2009	(as revised) 2008
REVENUE:
Base rent	$74,259	$73,025	$147,445	$146,842
Expense reimbursements	33,996	33,512	68,509	67,940
Percentage rent	626	978	1,461	2,466
Lease termination revenue	938	1,413	1,336	2,298
Other real estate revenue	3,491	3,641	6,769	7,232
Interest and other income	528	1,052	1,230	2,193

Total revenue	113,838	113,621	226,750	228,971

EXPENSES:
Property operating expenses:
CAM and real estate taxes	(33,885)	(32,397)	(68,875)	(65,269)
Utilities	(5,923)	(6,312)	(11,816)	(12,289)
Other operating expenses	(6,716)	(6,275)	(12,480)	(11,854)

Total property operating expenses	(46,524)	(44,984)	(93,171)	(89,412)
Depreciation and amortization	(41,480)	(37,205)	(80,875)	(73,020)
Other expenses:
General and administrative expenses	(9,498)	(10,907)	(18,853)	(21,414)
Impairment of assets	(70)	—	(70)	—
Abandoned project costs, income taxes and other expenses	(80)	(235)	(399)	(1,503)

Total other expenses	(9,648)	(11,142)	(19,322)	(22,917)
Interest expense, net	(33,249)	(26,238)	(65,758)	(54,083)
Gain on extinguishment of debt	8,532	—	9,804	—

Total expenses	(122,369)	(119,569)	(249,322)	(239,432)
Loss before equity in income of partnerships and gains on sales of real estate	(8,531)	(5,948)	(22,572)	(10,461)
Equity in income of partnerships	2,659	2,107	5,177	3,569
Gains on sales of real estate	1,654	—	1,654	—

Net loss	(4,218)	(3,841)	(15,741)	(6,892)
Less: net loss attributable to noncontrolling interests	197	127	738	242

Net loss attributable to PREIT	$(4,021)	$(3,714)	$(15,003)	$(6,650)

Basic loss per share	$(0.11)	$(0.10)	$(0.40)	$(0.19)

Diluted loss per share	$(0.11)	$(0.10)	$(0.40)	$(0.19)

(in thousands of shares)
Weighted average shares outstanding—basic	39,197	38,790	39,101	38,752
Effect of dilutive common share equivalents (1)	—	—	—	—

Weighted average shares outstanding—diluted	39,197	38,790	39,101	38,752

(1)

For the three and six months ended June 30, 2009 and June 30, 2008, respectively, there are net losses, so the effect of common share equivalents is excluded from the calculation of diluted loss per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

For the six months ended

June 30, 2009

(Unaudited)

			PREIT Shareholders				Non- controlling Interest
(in thousands)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income
Balance January 1, 2009, revised	$698,263	$—	$39,469	$853,281	$(45,341)	$(201,080)	$51,934
Comprehensive income (loss):
Net loss	(15,741)	(15,741)	—	—	—	(15,003)	(738)
Unrealized gain on derivatives	13,955	13,955	—	—	13,210	—	745
Other comprehensive income	923	923	—	—	873	—	50

Total comprehensive income (loss)	(863)	$(863)					57

Shares issued upon redemption of Operating Partnership Units	—		13	276	—	—	(289)
Shares issued under distribution reinvestment and share purchase plan	135		26	109	—	—	—
Shares issued under employee share purchase plans	326		80	246	—	—	—
Shares issued under equity incentive plans, net of retirement	(217)		685	(902)	—	—	—
Shares issued under extinguishment of debt	15,030		3,000	12,030	—	—	—
Amortization of deferred compensation	3,855		—	3,855	—	—	—
Distributions paid to common shareholders ($0.44 per share)	(17,680)		—	—	—	(17,680)	—
Distributions paid to noncontrolling interests:
Operating Partnership unitholders ($0.44 per share)	(941)		—	—	—	—	(941)
Other change in non-controlling interest	(281)		—	—	—	—	(281)

Balance June 30, 2009	$697,627		$43,273	$868,895	$(31,258)	$(233,763)	$50,480

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

For the six months ended

June 30, 2008 (as revised)

(Unaudited)

			PREIT Shareholders				Non- controlling Interest
(in thousands)	Total Equity	Comprehensive Loss	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income
Balance January 1, 2008, revised	$829,984	$—	$39,134	$838,221	$(6,968)	$(95,569)	$55,166
Comprehensive loss:
Net loss	(6,892)	(6,892)	—	—	—	(6,650)	(242)
Unrealized loss on derivatives	(516)	(516)	—	—	(516)	—	—
Other comprehensive loss	(1,680)	(1,680)	—	—	(1,680)	—	—

Total comprehensive loss	(9,088)	$(9,088)					(242)

Shares issued upon redemption of Operating Partnership Units	—		4	101	—	—	(105)
Shares issued upon exercise of options	610		26	584
Shares issued under distribution reinvestment and share purchase plan	805		33	772	—	—	—
Shares issued under employee share purchase plans	428		17	411	—	—	—
Shares issued under equity incentive plans, net of retirements	(644)		153	(797)	—	—	—
Amortization of deferred compensation	4,236		—	4,236	—	—
Distributions paid to common shareholders ($1.14 per share)	(44,815)		—	—	—	(44,815)	—
Distributions paid to noncontrolling interests:
Operating Partnership unitholders ($1.14 per unit)	(2,552)		—	—	—	—	(2,552)
Other changes in non-controlling interest	3,656		—	—	—	—	3,656

Balance June 30, 2008	$782,620		$39,367	$843,528	$(9,164)	$(147,034)	$55,923

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands of dollars)	2009	(as revised) 2008
Cash flows from operating activities:
Net loss	$(15,741)	$(6,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	64,178	56,191
Amortization	20,033	14,556
Straight-line rent adjustments	(753)	(1,726)
Provision for doubtful accounts	3,414	2,130
Amortization of deferred compensation	3,855	4,652
Gains on sales of real estate	(1,654)	—
Net gain on forward starting swap activities	—	(1,956)
Gain on extinguishment of debt	(9,804)	—
Change in assets and liabilities:
Net change in other assets	14,431	5,694
Net change in other liabilities	(1,124)	(5,567)

Net cash provided by operating activities	76,835	67,082

Cash flows from investing activities:
Investments in real estate acquisitions, net of cash acquired	(590)	(4,526)
Investments in real estate improvements	(10,051)	(8,168)
Additions to construction in progress	(95,243)	(136,877)
Investments in partnerships	(724)	(2,589)
Increase in cash escrows	(645)	(1,413)
Capitalized leasing costs	(2,150)	(2,806)
Additions to leasehold improvements	(144)	(525)
Cash distributions from partnerships in excess of equity in income	458	183
Cash proceeds from sales of real estate investments	5,403	—

Net cash used in investing activities	(103,686)	(156,721)

Cash flows from financing activities:
Principal installments on mortgage notes payable	(8,221)	(12,141)
Proceeds from mortgage notes payable	48,686	120,000
Repayment of mortgage notes payable	(18,058)	—
Repurchase of exchangeable notes	(693)	—
Net borrowings from Credit Facility	45,000	25,000
Net payment from settlement of forward-starting interest swap agreements	—	(571)
Payment of deferred financing costs	(1,319)	(1,661)
Shares of beneficial interest issued	354	2,397
Shares of beneficial interest repurchased	(113)	(618)
Dividends paid to common shareholders	(17,680)	(44,816)
Distributions paid to operating partnership unitholders and noncontrolling interests	(941)	(2,467)

Net cash provided by financing activities	47,015	85,123

Net change in cash and cash equivalents	20,164	(4,516)
Cash and cash equivalents, beginning of period	9,786	27,925

Cash and cash equivalents, end of period	$29,950	$23,409

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2009, the Company’s portfolio consisted of a total of 56 properties in 13 states, including 38 shopping malls, 14 strip and power centers and four properties under development. The ground-up development portion of the Company’s portfolio contained four properties in two states, with two classified as “mixed-use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2009, the Company held a 94.9% interest in the Operating Partnership and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis. In some cases, the right to tender OP Units for redemption begins one year following the respective issue date of the OP Units, and in other cases immediately.

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

As further described in note 2, the Company’s consolidated financial statements presented herein have been revised to reflect the effect of the Company’s adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).

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

Substantially all of the Company’s revenue is generated from leases with retail tenants. The reduction in consumer spending as a result of declining consumer confidence and increasing unemployment has negatively affected, and may continue to negatively affect, the operations of many retail companies. Beginning in the second half of 2008 and continuing into 2009, the number of retail bankruptcies and store closings has increased. Retailers also have reduced the number of store openings planned for 2009 due to these economic conditions. These conditions have caused and may continue to cause the Company’s occupancy rates, revenue and net income to decline. The Company has historically used a substantial amount of debt to finance its business, and has relied primarily on new borrowings to fund its redevelopment and development projects. The Company expects to meet certain of its current obligations to fund existing redevelopment and development projects and scheduled debt maturities through a variety of capital sources.

The Company estimates that it will require approximately $50.0 million to $55.0 million during the remainder of 2009 to fund its current redevelopment and development projects. In addition, $34.5 million of its existing consolidated debt matures during the remainder of 2009, and an additional $48.6 million, which represents the Company’s share of debt at partnership properties, matures or has matured during 2009; however, $36.2 million of the debt agreements of partnership properties contain options to extend the respective maturity dates for a period of one year, provided that there is no event of default with respect to such loans, and certain other conditions are met. With respect to $12.4 million, which represents the Company’s share of debt secured by Red Rose Commons, located in Lancaster, Pennsylvania, the partnership and the partners are currently engaged in discussions with the mortgage holder, following the maturity date of the loan and the initiation of foreclosure proceedings. The Company has provided a guaranty of certain recourse obligations that do not include the repayment of this indebtedness. This nonrepayment of nonrecourse indebtedness does not constitute an event of default under the Company’s Credit Facility or senior unsecured term loan.

As of June 30, 2009, $445.0 million was outstanding under the Credit Facility, which matures in March 2010. In addition, the Company pledged $3.0 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to the Company on June 30, 2009 was $52.0 million.

The Company expects to satisfy its remaining 2009 capital requirements for redevelopment and development projects and debt maturities in part through borrowings under its Credit Facility, by refinancing certain mortgage loans, by additional borrowings secured by existing properties, through asset sales and operating cash flow, as well as from savings from reductions in the amount of the quarterly dividends and a reduction in general and administration expenses. However, given the continued weakness of the credit markets, there is no assurance that the Company will be able to refinance its existing debt or obtain the additional capital necessary to satisfy its obligations or requirements. Consequently, the Company also plans to seek to raise capital through selective sales of assets, including outparcels, if warranted. However, the continued weakness of the credit markets might make it more difficult for the Company to sell such assets or might adversely affect the price the Company receives for properties or parcels that it may sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Similarly, while the Company may seek to sell equity securities, continued uncertainty in the capital markets may make it difficult for it to issue equity securities on terms that are favorable to it, if at all, and any such issuance might be dilutive to existing shareholders. The Company might also seek to satisfy its long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs, or through a combination of some or all of the available alternatives. The Company expects that other long-term capital requirements for which commitments have not previously been made, including any future redevelopment and development projects, renovations, expansions, property and portfolio acquisitions and other non-recurring capital improvements, may be deferred until such time as capital or financing can be obtained on terms the Company finds acceptable. A prolonged downturn in the credit markets might cause the Company to seek alternative sources of capital or financing, which could be less attractive and might require it to adjust its business plan accordingly.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

FSP APB 14-1

Effective January 1, 2009, the Company adopted FSP 14-1, which clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company’s exchangeable notes are within the scope of FSP 14-1. The Company retrospectively applied FSP 14-1 to prior periods, and recorded the impact of the adoption of FSP 14-1 as of the issuance date of the exchangeable notes (May 2007). Pursuant to FSP 14-1, the value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The Company determined that the fair value of the conversion feature at the date of the issuance was $19.3 million, which was recorded as an increase to capital contributed in excess of par and a decrease to exchangeable notes in the accompanying consolidated balance sheets. The amount that was recorded for the conversion feature is not amortized. The debt discount is amortized as additional non-cash interest expense over the period during which the debt is expected to be outstanding. The unamortized discount on the exchangeable notes was $8.8 million and $11.4 million as of June 30, 2009 and December 31, 2008, respectively. The implementation of this standard resulted in an increase to interest expense and net loss of $0.9 million and $1.7 million from amounts previously reported for the three and six months ended June 30, 2008, respectively.

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

SFAS No. 160

Effective January 1, 2009, the Company adopted SFAS No. 160 and FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”). The ownership interests in a subsidiary that are held by owners other than the parent are noncontrolling interests (which were previously reported on the consolidated balance sheet as “minority interest”). Under SFAS No. 160, noncontrolling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under SFAS No. 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances. On the consolidated statements of operations, revenue, expenses and net loss are reported at the consolidated amounts including both the amounts attributable to the Company and to noncontrolling interests.

However, in accordance with EITF D-98, securities (including those considered to be noncontrolling interests) that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery in its own shares, the Company considered the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” to evaluate whether such provisions are solely within the Company’s control. The Company has concluded that for its noncontrolling interests that allow for redemption in either cash or Company shares, all such provisions are solely within its control. As a result of its evaluation, the Company has determined that all of its noncontrolling interests qualify as permanent equity, and therefore are not subject to the classification and measurement provisions of EITF D-98.

As of June 30, 2009, the Operating Partnership’s noncontrolling interests have a redemption value of approximately $11.6 million (based on the Company’s closing common share price on the New York Stock Exchange on that date of $5.00), which represents the amount that would be paid to the Operating Partnership’s outside noncontrolling limited partners.

Also as a result of the adoption of SFAS No. 160, the statement of operations captions entitled “Income (loss) before minority interest,” “Minority interest” and “Net income (loss)” are now entitled “Net income (loss),” “Net income (loss) attributable to noncontrolling interest” and “Net income (loss) attributable to PREIT,” respectively.

As of June 30, 2009, the Company has a 99.8% interest in Bala Cynwyd Associates, L.P. (“BCA”) and an option to purchase the remaining interests as described in note 3. BCA owns an office building. The Company has consolidated the assets, liabilities and results of operations of BCA in the Company’s consolidated financial statements. The interest that was not owned by the Company is reflected in noncontrolling interest on the accompanying consolidated balance sheets of $12,000 and $3.8 million as of June 30, 2009 and December 31, 2008, respectively.

SFAS No. 161

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.

SFAS No. 165

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is modeled after the same principles as the subsequent event guidance in auditing literature, with some terminology changes and additional disclosures. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted SFAS No. 165 in the second quarter of 2009. The adoption of SFAS No. 165 had no material impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through August 10, 2009.

SFAS No. 166

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions of SFAS No. 166 are applied to transfers that occur on or after the effective date. The disclosure provisions of this Statement are applied to transfers that occurred both before and after the effective date of this Statement. The Company does not expect the adoption of SFAS No. 166 to have a material effect on the Company’s financial statements.

SFAS No. 167

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on the Company’s consolidated financial statements.

SFAS No. 168

In June, 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). Pursuant to SFAS No. 168, on July 1, 2009, the FASB launched its Accounting Standards Codification (“ASC”). Pursuant to SFAS No. 168, the Codification will become the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Company does not expect the adoption of SFAS No. 168 to have a significant impact on the Company’s consolidated financial statements.

3.	REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2009 and December 31, 2008 were comprised of the following:

(in thousands of dollars)	As of June 30, 2009	As of December 31, 2008
Buildings, improvements and construction in progress	$3,225,312	$3,140,371
Land, including land held for development	566,321	567,677

Total investments in real estate	3,791,633	3,708,048
Accumulated depreciation	(580,232)	(516,832)

Net investments in real estate	$3,211,401	$3,191,216

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

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to abandoned project costs, income taxes and other expenses when it is probable that the property will not be acquired. The Company recorded abandoned project costs of $26,000 and $117,000 for the three months ended June 30, 2009, and 2008, respectively, and $0.2 million and $1.3 million for the six months ended June 30, 2009, and 2008, respectively.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries, commissions and benefits, real estate taxes and interest for the three and six months ended June 30, 2009 and June 30, 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2009	2008	2009	2008
Development/Redevelopment Activities:
Salaries and benefits	$623	$915	$1,376	$1,677
Real estate taxes	$65	$336	$844	$1,101
Interest	$1,446	$3,583	$3,258	$7,439
Leasing Activities:
Salaries, commissions and benefits	$1,051	$1,521	$2,150	$2,806

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

As a preliminary indicator to determine if the carrying value of a property might not be recovered by undiscounted cash flows, the Company utilizes a five-year planning model based on existing tenants, expectations about future rental activity and expense levels. For periods beyond the five-year model, the Company assumes a 2.0% rate of growth for cash flows over the estimated useful lives of the individual properties, which is lower than the historical assumed growth rate utilized because of the current economic conditions. The Company has not identified any properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired.

2009 Dispositions

In June 2009, the Company sold a land parcel adjacent to North Hanover Mall in Hanover, Pennsylvania for $2.0 million. The Company recorded a gain of $1.4 million from this sale.

In June 2009, the Company sold a land parcel adjacent to Woodland Mall in Grand Rapids, Michigan for $2.7 million. The parcel contained a department store that was subject to a ground lease. The Company recorded a gain of $0.2 million from this sale.

In May 2009, the Company sold an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania for $0.9 million. The Company recorded an impairment of $0.1 million immediately prior to this transaction. No gain or loss was recorded from this sale.

2008 Acquisitions

In January 2008, the Company entered into an agreement under which it acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in BCA, and an option to purchase the remaining partnership interests in BCA. In June 2009, the Company acquired an additional 49.9% limited partnership interest in BCA at a second closing. A third closing is expected to occur in the second quarter of 2010 at which time the Company will acquire the remaining 0.2% limited partnership interest. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall in Cherry Hill, New Jersey. The Company acquired its interests in BCA for $4.1 million in cash and 140,745 OP Units paid at the first and second closings. See note 7 for further discussion. The Company has consolidated BCA for financial reporting purposes.

4.	INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of June 30, 2009 and December 31, 2008:

(in thousands of dollars)	As of June 30, 2009	As of December 31, 2008
ASSETS:
Investments in real estate, at cost:
Retail properties	$391,247	$390,341
Construction in progress	2,680	4,402

Total investments in real estate	393,927	394,743
Accumulated depreciation	(109,333)	(102,804)

Net investments in real estate	284,594	291,939
Cash and cash equivalents	10,565	5,887
Deferred costs and other assets, net	20,858	22,848

Total assets	316,017	320,674

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage notes payable	368,198	370,206
Other liabilities	15,913	18,308

Total liabilities	384,111	388,514

Net deficit	(68,094)	(67,840)
Partners’ share	(33,883)	(33,659)

Company’s share	(34,211)	(34,181)
Excess investment (1)	16,806	16,143
Advances	5,079	5,414

Net investments and advances	$(12,326)	$(12,624)

Investment in partnerships, at equity	$35,102	$36,164
Distributions in excess of partnership investments	(47,428)	(48,788)

Net investments and advances	$(12,326)	$(12,624)

(1)

Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships” in the consolidated statements of operations.

The following table summarizes the Company’s share of equity in income of partnerships for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2009	2008	2009	2008
Real estate revenue	$18,524	$19,961	$37,190	$37,292
Expenses:
Property operating expenses	(5,759)	(5,669)	(11,713)	(10,881)
Interest expense	(3,556)	(5,830)	(7,124)	(11,172)
Depreciation and amortization	(3,839)	(4,096)	(7,740)	(7,824)

Total expenses	(13,154)	(15,595)	(26,577)	(29,877)

Net income	5,370	4,366	10,613	7,415
Less: Partners’ share	(2,671)	(2,196)	(5,281)	(3,720)

Company’s share	2,699	2,170	5,332	3,695
Amortization of excess investment	(40)	(63)	(155)	(126)

Equity in income of partnerships	$2,659	$2,107	$5,177	$3,569

Significant Subsidiary

The Company has a 50% partnership interest in Lehigh Valley Associates which owns Lehigh Valley Mall, located Allentown, Pennsylvania, that is included in the amounts above. Summarized financial information for the six months ended June 30, 2009 and 2008 for this property, which is accounted for by the equity method, is as follows:

(in thousands of dollars)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Total assets	$62,763	$65,517
Mortgage payable	$150,000	$150,000
Revenue	$15,232	$13,997
Property operating expenses	$(4,080)	$(4,131)
Interest expense	$(861)	$(3,416)
Net income	$8,339	$4,473
Company’s share of equity in income of partnership	$4,169	$2,236

Financing Activity

In July 2006, Lehigh Valley Associates entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only were required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 0.56%. There are three separate one-year extension options, provided that there is no event of default, that the borrower buys an interest rate cap for the term of any applicable extension and provided that certain other conditions are met, as required under the loan agreement. In August 2007, June 2008 and July 2009, the partnership that owns the mall exercised the first, second and third one-year extension options, respectively.

Impairment of Investments in Unconsolidated Subsidiaries

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

Credit Facility

As of June 30, 2009, $445.0 million was outstanding under the Credit Facility, which expires in March 2010. The Company had pledged $3.0 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $52.0 million at June 30, 2009. The weighted average effective interest rate based on amounts borrowed was 2.09% and 4.28% for the three months ended June 30, 2009 and 2008, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at June 30, 2009 was 1.72% (LIBOR plus 1.40%).

The amounts borrowed under the Company’s Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value, as defined in the Credit Facility agreement, is 7.50%.

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and which have not changed since that date. As of June 30, 2009, the Company was in compliance with all of these debt covenants.

Exchangeable Notes

The Company’s exchangeable notes had a balance of $205.6 million and $230.1 million (net of debt discount of $8.8 million and $11.4 million) as of June 30, 2009 and December 31, 2008, respectively. Interest expense related to the exchangeable notes was $3.1 million and $3.7 million (including non-cash amortization of debt discount of $0.7 million and $0.9 million) for the three months ended June 30, 2009 and 2008, respectively, and $6.3 million and $7.5 million (including non-cash amortization of debt discount of $1.5 million and $1.7 million) for the six months ended June 30, 2009 and 2008, respectively. The exchangeable notes bear interest at a contractual rate of 4.00% per annum. The exchangeable notes had an effective interest rate of 4.50% for the three months ended June 30, 2009, including the impact of the debt discount amortization.

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

As of June 30, 2009, the if-converted value of the exchangeable notes did not exceed their principal amounts because the market value of the Company’s common shares was less than $54.64, and therefore, the conversion feature of the exchangeable notes had no value.

In June 2009, the Company repurchased $25.0 million in aggregate principal amount of its exchangeable notes in exchange for 3,000,000 common shares with a fair market value of $15.0 million, resulting in a gain on extinguishment of debt of $8.5 million. In connection with the repurchase, the Company retired an aggregate of $1.4 million of deferred financing costs and debt discount.

In January 2009, the Company repurchased $2.1 million in aggregate principal amount of its exchangeable notes for $0.7 million, resulting in a gain on extinguishment of debt of $1.3 million. In connection with the repurchase, the Company retired an aggregate of $0.1 million of deferred financing costs and debt discount.

Based on the relationship of the consideration paid to retire the exchangeable notes and the fair value of the exchangeable notes on the date of retirement, none of the funds utilized in the repurchase were allocated to the retirement of the equity component of the exchangeable notes.

Mortgage Activity

In June 2009, the Company made a principal payment of $2.4 million and exercised its first one-year renewal option on the mortgage loan at the One Cherry Hill Plaza office building in Cherry Hill, New Jersey.

In June 2009, the Company entered into a $38.0 million mortgage loan that is secured by Lycoming Mall in Pennsdale, Pennsylvania. The outstanding principal balance on the loan as of June 30, 2009 was $28.0 million, which represented the Company’s initial draw on the loan. The mortgage loan has a fixed interest rate of 6.84% and a term of five years.

In June 2009, the Company entered into a $10.0 million construction loan that is secured by Pitney Road Plaza, a power center under development in Lancaster, Pennsylvania. The initial funding of the construction loan was $4.4 million, which was the outstanding balance as of June 30, 2009. The construction loan has a variable interest rate of 2.50% over 3-month LIBOR with a floor of 5.00% during the construction period and a term of one year with a 6-month extension option for the construction loan period and an option to convert the loan to a two-year loan at the end of the construction period. The loan is interest only during the construction period.

In March 2009, the Company entered into a $16.3 million mortgage loan that is secured by New River Valley Center in Christiansburg, Virginia. The mortgage loan has a variable interest rate of 3.25% plus LIBOR with a minimum interest rate of 5.75% and a term of three years with two one-year extension options. The variable interest rate was capped to a fixed interest rate of 5.75% for the initial three-year term of the loan.

In January 2009, the Company repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania.

Fair Value of Financial Instruments

In June 2009, the Company adopted the FASB Staff Position on SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion 28, “Interim Financial Reporting,” entitled “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107 by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and amends APB 28 by requiring disclosures in summarized financial information at interim reporting periods. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgement is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt were $2,611.4 million and $2,298.7 million respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt were $2,571.8 million and $2,304.7 million respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6.	CASH FLOW INFORMATION

Cash paid for interest was $61.6 million (net of capitalized interest of $3.3 million) and $52.3 million (net of capitalized interest of $7.4 million) for the six months ended June 30, 2009 and 2008, respectively. In connection with the acquisition of partnership interests in BCA in the first quarter of 2008, the Company consolidated an $8.0 million mortgage loan. Accrued construction expenses decreased $9.5 million in the six months ended June 30, 2009, representing a non-cash increase in construction in progress.

In June 2009, the Company repurchased $25.0 million in aggregate principal amount of its exchangeable notes in exchange for 3,000,000 common shares with a fair market value of $15.0 million.

In February 2008, the Company acquired a 0.1% general partner interest and a 49.8% limited partner interest in BCA for $3.9 million. In June 2009, the Company acquired an additional 49.9% of the limited partner interest in BCA for 140,745 OP Units with a value of $3.8 million as of the first closing in February 2008 and a nominal cash amount, pursuant to a put/call arrangement.

7.	RELATED PARTY TRANSACTIONS

Bala Cynwyd Associates, L.P.

In January 2008, the Operating Partnership and another subsidiary of the Company entered into a Contribution Agreement with BCA, City Line Associates (“CLA”), Ronald Rubin, George Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. BCA entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) own 100% of CLA, a limited partnership that owned 50% of BCA immediately prior to closing. Each of Ronald Rubin and George Rubin owns 40.53% of the partnership interests in CLA, and Joseph Coradino owns 3.16% of the partnership interests. Immediately prior to the closing, BCA redeemed 50% of its partnership interests, which were held by a third party. At the initial closing under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, the Company made a capital contribution to BCA of $3.9 million.

In June 2009, the Company acquired an additional 49.9% of the limited partner interest in BCA from the Individuals for 140,745 OP Units and a nominal cash amount, pursuant to a put/call arrangement. A third closing is expected to occur pursuant to a put/call agreement approximately one year after the second closing, at which time the remaining 0.2% interest in BCA will be acquired by the Company from the Individuals in exchange for 564 OP Units and a nominal cash amount. None of Ronald Rubin, George Rubin or Joseph Coradino received any consideration from the Company in connection with the first closing.

The acquisition of the Office Building was financed in part by a mortgage loan with a principal amount of $8.0 million.

The Company and the Operating Partnership have agreed to provide tax protection to the Individuals in connection with taxes arising from a sale of the Office Building during the eight years following the initial closing.

In accordance with the Company’s related party transactions policy, a special committee consisting exclusively of independent members of the Company’s Board of Trustees considered and approved the terms of this transaction. The approval was subject to final approval of the Company’s Board of Trustees, and the disinterested members of the Company’s Board of Trustees approved the transaction.

Other

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have direct or indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $0.4 million for each of the six months ended June 30, 2009 and 2008, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended June 30, 2009 and 2008, respectively, and $0.8 million for each of the six months ended June 30, 2009 and 2008, respectively.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company did not incur any expenses in the first six months of 2009 for this service. The Company paid $40,000 in the three months ended June 30, 2008, and $94,000 in the six months ended June 30, 2008 for flight time used by employees on Company-related business.

8.	COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2009, the remainder to be paid against such contractual and other commitments was $24.7 million.

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

During the three and six months ended June 30, 2009, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During the three and six months ended June 30, 2009, the Company recorded no amounts associated with hedge ineffectiveness in earnings. During the six months ended June 30, 2008, the Company recorded a gain due to hedge ineffectiveness of $2.0 million.

Amounts reported in accumulated other comprehensive loss that are related to derivatives will be reclassified to interest expense, net as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $15.4 million would be reclassified as an increase to interest expense in connection with derivatives.

The following table summarizes the terms and fair values of the Company’s interest rate swap and cap derivative instruments at June 30, 2009 and December 31, 2008. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at June 30, 2009(1)		Fair Value at December 31, 2008(1)		Balance Sheet Location	Interest Rate(2)	Maturity Date
Interest Rate Swaps
$20.0 million	$(0.5	) million	$(0.7	) million	Fair value of derivative liabilities	3.41%	June 1, 2010
$45.0 million	(2.1	) million	(2.8	) million	Fair value of derivative liabilities	4.02%	June 19, 2011
$54.0 million	(2.4	) million	(3.3	) million	Fair value of derivative liabilities	3.84%	July 25, 2011
$25.0 million	(0.4	) million	(0.6	) million	Fair value of derivative liabilities	2.86%	March 20, 2010
$75.0 million	(1.2	) million	(1.7	) million	Fair value of derivative liabilities	2.83%	March 20, 2010
$30.0 million	(0.5	) million	(0.7	) million	Fair value of derivative liabilities	2.79%	March 20, 2010
$65.0 million	(2.2	) million	(4.7	) million	Fair value of derivative liabilities	3.60%	September 9, 2013
$68.0 million	(2.5	) million	(5.2	) million	Fair value of derivative liabilities	3.69%	September 9, 2013
$56.3 million	(2.1	) million	(4.4	) million	Fair value of derivative liabilities	3.73%	September 9, 2013
$40.0 million	(0.6	) million	(0.8	) million	Fair value of derivative liabilities	2.65%	March 22, 2010
$55.0 million	(0.4	) million	(2.3	) million	Fair value of derivative liabilities	2.90%	November 20, 2013
$48.0 million	(0.3	) million	(2.0	) million	Fair value of derivative liabilities	2.90%	November 29, 2013
Interest Rate Cap
$16.3 million	0.0	million	N/A		Fair value of derivative liabilities	2.50%	April 2, 2012

	$(15.2	) million	$(29.2	) million

(1)

As of June 30, 2009 and December 31, 2008, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2009 and December 31, 2008, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Operations as of June 30, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Income Statement Location
Interest rate products
Gain recognized in OCI on derivatives (effective portion)	$3.3 million	$5.4 million	N/A
Gain (loss) reclassified from Accumulated OCI into income (effective portion)	$4.6 million	$8.9 million	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	Interest expense

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

As of June 30, 2009, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk, related to these agreements was $15.2 million. As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2009, it would have been required to settle its obligations under the agreements at their termination value (including accrued interest) of $16.3 million. The Company has not breached any of the provisions as of June 30, 2009.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Forward Starting Interest Rate Swaps

During the year ended December 31, 2008, the Company cash settled all of its forward-starting interest rate swaps with an aggregate notional amount of $400.0 million. The Company paid an aggregate of $16.5 million in cash to settle these swaps. The swaps were settled in anticipation of the Company’s issuance of long term debt. Accumulated other comprehensive loss as of June 30, 2009 includes a net loss of $13.8 million relating to forward-starting swaps that the Company has cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

Interest Rate Swaps and Cap

As of June 30, 2009, the Company had entered into 12 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 3.29% on a notional amount of $597.5 million maturing on various dates through November 2013.

The Company entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the Company’s 2008 issuances of variable interest rate long-term debt. The Company assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on June 30, 2009 and considered these swap agreements and cap agreement to be highly effective cash flow hedges under SFAS No. 133. The Company’s interest rate swap agreements and cap agreement will be settled in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 56 properties in 13 states, including 38 shopping malls, 14 strip and power centers and four properties under development. The retail properties have a total of 34.8 million square feet. The retail properties we consolidate for financial reporting purposes have a total of 30.3 million square feet, of which we own 23.8 million square feet. The retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains four properties in two states, with two classified as “mixed use” (a combination of retail and other uses), one classified as retail and one classified as “other.”

Our primary business is owning and operating shopping malls and power centers. We evaluate operating results and allocate resources on a property-by-property basis, and do not distinguish or evaluate our consolidated operations on a geographic basis. No individual property constitutes more than 10% of our consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of our properties and the nature of our tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of our consolidated revenue, and none of our properties are located outside the United States.

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of June 30, 2009, held a 94.9% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 52 retail properties and one of the four ground-up development properties in our portfolio through unconsolidated partnerships or tenancy in common relationships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We hold our interest in three of our unconsolidated partnerships through tenancy in common arrangements. For each of these properties, title is held by us and another person or persons, and each has an undivided interest in the property. With respect to each of the three properties, under the applicable agreements between us and the other persons with ownership interests, we and such other persons have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other person (or at least one of the other persons) owning an interest in the property. Hence, we account for each of the properties using the equity method of accounting. The balance sheet items arising from these properties appear under the caption “Investments in partnerships, at equity.” The income statement items arising from these properties appear in “Equity in income of partnerships.”

We record the earnings from the unconsolidated partnerships using the equity method of accounting under the statement of operations caption entitled “Equity in income of partnerships,” rather than consolidating the results of the unconsolidated partnerships with our results. Changes in our investments in these entities are recorded in the balance sheet caption entitled “Investment in partnerships, at equity.” In the case of deficit investment balances, such amounts are recorded in distributions in excess of partnership investments.

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

Net loss was $4.2 million for the three months ended June 30, 2009, compared to net loss of $3.8 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, net loss was affected by decreased occupancy as a result of tenant bankruptcies and store closings in 2008 and 2009, increased depreciation and amortization as a result of redevelopment and development assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and properties placed in service and increased property operating expenses compared to the three months ended June 30, 2008. The results of operations for the three months ended June 30, 2009 included gain on extinguishment of debt of $8.5 million and gains on the sales of real estate of $1.7 million. The results of operations for the three months ended June 30, 2008 included a gain from hedging activities of $2.0 million.

Net loss was $15.7 million for the six months ended June 30, 2009, compared to net loss of $6.9 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, net loss was affected by decreased revenue and occupancy as a result of tenant bankruptcies and store closings in 2008 and 2009, increased depreciation and amortization as a result of redevelopment and development assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and properties placed in service and increased property operating expenses compared to the six months ended June 30, 2008. The results of operations for the six months ended June 30, 2009 included gain on extinguishment of debt of $9.8 million and gains on the sales of real estate of $1.7 million. The results of operations for the six months ended June 30, 2008 included a gain from hedging activities of $2.0 million.

CURRENT ECONOMIC DOWNTURN

We are subject to various risks and uncertainties in the ordinary course of business that could have adverse effects on our operating results and financial condition. The most significant external risks facing us today stem from the current downturn in the overall economy and challenging conditions in the capital and credit markets.

Substantially all of our revenue is generated from leases with retail tenants. The reduction in consumer spending as a result of declining consumer confidence and increasing unemployment has negatively affected, and might continue to negatively affect, the operations of many retail companies. Beginning in the second half of 2008 and continuing in 2009, the number of retail bankruptcies and store closings has increased. Retailers also have reduced the number of store openings planned for 2009 due to these economic conditions. These conditions have caused, and might continue to cause, our occupancy rates, revenue and net income to decline.

ACQUISITIONS, DISPOSITIONS, REDEVELOPMENT AND DEVELOPMENT ACTIVITIES

We record our acquisitions based on estimates of fair value, as determined by management, based on information available and on assumptions about future performance. These allocations are subject to revisions, in accordance with GAAP, during the twelve month periods following the closings of the respective acquisitions.

Acquisitions

In February 2008, we acquired a 49.9% ownership interest in Bala Cynwyd Associates, L.P., which owns One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall in Cherry Hill, New Jersey. In June 2009, we acquired an additional 49.9% ownership interest. See “Related Party Transactions” for further information about this transaction.

Dispositions

In June 2009, we sold a land parcel adjacent to North Hanover Mall in Hanover, Pennsylvania for $2.0 million. We recorded a gain of $1.4 million from this sale.

In June 2009, we sold a land parcel adjacent to Woodland Mall in Grand Rapids, Michigan for $2.7 million. The parcel contained a department store that was subject to a ground lease. We recorded a gain of $0.2 million from this sale.

In May 2009, we sold an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania for $0.9 million. We recorded impairment of $0.1 million immediately prior to this transaction. No gain or loss was recorded from this sale.

Redevelopment and Development

We are engaged in the redevelopment of five of our consolidated properties. We might undertake redevelopment projects at additional properties in the future. These projects might include the introduction of residential, office or other uses to our properties. As of June 30, 2009, we had incurred $451.9 million of costs related to these five redevelopment properties. The costs identified to date to complete these projects, net of tenant reimbursement and tax credits, are expected to be approximately $40.1 million in the aggregate.

The following table sets forth the amount of our estimated total cost and the amounts invested as of June 30, 2009 in each redevelopment project:

Redevelopment Project	Estimated Project Cost(1)	Invested as of June 30, 2009
Cherry Hill Mall	$218.0 million	$206.0 million
Plymouth Meeting Mall	96.6 million	89.9 million
The Gallery at Market East	81.6 million	85.2 million
Voorhees Town Center	83.0 million	61.6 million
Wiregrass Commons Mall	12.8 million	9.2 million

	$492.0 million	$451.9 million

(1)	The estimated project cost is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.

We are engaged in the ground-up development of four retail and other mixed use projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances, although we do not expect to make material investments in these projects in the short term. As of June 30, 2009, we had incurred $88.7 million of costs related to these ground-up projects. We will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be restricted by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement or flexibility in such projects. We also own and manage one property that is now operating while some remaining development takes place.

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

The following table sets forth the amount of our estimated total cost and the amounts invested as of June 30, 2009 in each ground-up development project:

Development Project	Estimated Project Cost(1)	Invested as of June 30, 2009	Actual/Expected Initial Occupancy Date
Pitney Road Plaza	$18.8 million	$12.3 million	2009
White Clay Point(2)	To be determined	43.2 million	To be determined
Springhills	To be determined	32.5 million	To be determined
Pavilion at Market East(3)	To be determined	0.7 million	To be determined

$88.7 million

(1)	The estimated project cost is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.
(2)	Amount invested as of June 30, 2009 does not reflect an $11.8 million impairment charge we recorded in 2008.
(3)	The property is unconsolidated. The amount shown represents our share.

In connection with the redevelopment and the ground-up development projects listed above and other projects ongoing at our other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination amounts and contracts with general contractors and other professional service providers. As of June 30, 2009, the unaccrued remainder to be paid against these contractual and other commitments was $24.7 million. The projects on which these commitments have been made have total expected remaining costs of $67.6 million. While we expect that the expenditures related to our redevelopment and development projects listed in this report will continue over the next several quarters, we believe that our construction in progress balance has peaked. Construction in progress represents the aggregate expenditures on projects less amounts placed in service. Generally, assets are placed in service upon substantial completion or when tenants begin occupancy and rent payments commence.

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

RELATED PARTY TRANSACTIONS

Bala Cynwyd Associates, L.P.

In January 2008, PREIT Associates and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates (“CLA”), Ronald Rubin, George Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. BCA entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) own 100% of CLA, a limited partnership that owned 50% of BCA immediately prior to closing. Each of Ronald Rubin and George Rubin owns 40.53% of the partnership interests in CLA, and Joseph Coradino owns 3.16% of the partnership interests. Immediately prior to the closing, BCA redeemed 50% of its partnership interests, which were held by a third party. At the initial closing under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, we made a capital contribution to BCA in an approximate amount of $3.9 million.

In June 2009, a second closing occurred in which we acquired an additional 49.9% of the limited partner interest in BCA from the Individuals for 140,745 OP Units and a nominal cash amount. A third closing is expected to occur pursuant to a put/call agreement approximately one year after the second closing, at which time we will acquire the remaining interest in BCA from the Individuals in exchange for 564 OP Units and a nominal cash amount. None of Ronald Rubin, George Rubin or Joseph Coradino received any consideration from us in connection with the first closing.

The acquisition of the Office Building was financed in part by a mortgage loan with a principal amount of $8.0 million.

PREIT and PREIT Associates have agreed to provide tax protection to the Individuals in connection with taxes arising from a sale of the Office Building during the eight years following the initial closing.

In accordance with our related party transactions policy, a special committee consisting exclusively of independent members of our Board of Trustees considered and approved the terms of this transaction. The approval was subject to final approval of our Board of Trustees, and the disinterested members of our Board of Trustees approved the transaction.

Other

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $0.4 million for each of the six months ended June 30, 2009 and 2008.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended June 30, 2009 and 2008, and $0.8 million for each of the six months ended June 30, 2009 and 2008.

We use an airplane in which Ronald Rubin owns a fractional interest. We did not incur any expenses in the first six months of 2009 for this service. We paid $40,000 in the three months ended June 30, 2008, and $94,000 in the six months ended June 30, 2008 for flight time used by employees on Company-related business.

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

Our management makes complex or subjective assumptions and judgments in connection with applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:

•	events and changes in property, market and economic conditions;

•	estimated future cash flows from property operations; and

•	the risk of loss on specific accounts or amounts.

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2009 and 2008, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. See our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As a preliminary indicator to determine if the carrying value of a property might not be recovered by undiscounted cash flows as of June 30, 2009, we utilized a five-year planning model based on existing tenants, expectations about future rental activity and expense levels. For periods beyond the five-year model, we assumed a 2.0% rate of growth for cash flows over the estimated useful lives of the individual properties, which is lower than the historical assumed growth rate utilized because of the current economic conditions. As a result of this test, we did not identify any properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired.

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

RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Overview

Our results in recent periods have been significantly affected by challenging conditions in the economy and by ongoing redevelopment initiatives that were in various stages at several of our consolidated mall properties. While we might undertake a redevelopment project to maximize the long-term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, can be negatively affected by the project. For the three and six months ended June 30, 2009, net loss was affected by decreased occupancy as a result of tenant bankruptcies and store closings in 2008 and 2009, increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense primarily as a result of a higher aggregate debt balance and properties placed in service and increased property operating expenses compared to the three and six months ended June 30, 2008. Results for the three and six months ended June 30, 2009 included gains on extinguishment of debt and gains on sales of real estate.

The table below sets forth certain occupancy statistics as of June 30, 2009 and 2008:

	Occupancy as of June 30,
	Consolidated		Partnership(1)
	2009	2008	2009	2008
Retail portfolio weighted average:
Total excluding anchors	84.1%	87.2%	87.4%	92.8%
Total including anchors	88.7%	88.4%	90.8%	94.9%
Enclosed malls weighted average:
Total excluding anchors	83.3%	86.2%	89.9%	92.2%
Total including anchors	88.1%	87.5%	92.0%	93.8%
Strip and power centers weighted average	94.1%	99.0%	90.1%	95.5%

(1)	Owned by partnerships in which we own a 50% interest.

The following information sets forth our results of operations for the three months ended June 30, 2009 and 2008:

(in thousands of dollars)	Three Months Ended June 30,		% Change 2008 to 2009
	2009	2008
Revenue	$113,838	$113,621	—
Property operating expenses	(46,524)	(44,984)	3%
Depreciation and amortization	(41,480)	(37,205)	12%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(9,648)	(11,142)	(13)%
Interest expense, net	(33,249)	(26,238)	27%
Gain on extinguishment of debt	8,532	—	—
Equity in income of partnerships	2,659	2,107	26%
Gains on sales of real estate	1,654	—	—

Net loss	$(4,218)	$(3,841)	10%

The following information sets forth our results of operations for the six months ended June 30, 2009 and 2008:

(in thousands of dollars)	Six Months Ended June 30,		% Change 2008 to 2009
	2009	2008
Revenue	$226,750	$228,971	(1)%
Property operating expenses	(93,171)	(89,412)	4%
Depreciation and amortization	(80,875)	(73,020)	11%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(19,322)	(22,917)	(16)%
Interest expense, net	(65,758)	(54,083)	22%
Gain on extinguishment of debt	9,804	—	—
Equity in income of partnerships	5,177	3,569	45%
Gains on sales of real estate	1,654	—	—

Net loss	$(15,741)	$(6,892)	128%

The amounts reflected as net loss in the tables above reflect our consolidated properties. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Revenue

Real estate revenue increased by $0.7 million, or 1%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Real estate revenue increased $0.9 million from one property that was under development during 2008 that is now placed in service. Real estate revenue from properties that were owned by us prior to April 1, 2008 decreased by $0.2 million, primarily due to decreases of $0.5 million in lease termination revenue, $0.3 million in percentage rent and $0.1 million in other revenue. These decreases were partially offset by increases of $0.4 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, and $0.3 million in expense reimbursements.

Lease termination revenue decreased by $0.5 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to amounts received from one tenant in the prior period. Percentage rent decreased by $0.3 million due to a decrease in tenant sales compared to the three months ended June 30, 2008. This decrease was also partially due to a trend in certain leases toward slightly higher minimum rent and higher thresholds at which percentage rent begins. Other revenue decreased by $0.1 million, primarily due to a $0.3 million decrease in marketing revenue, partially offset by a $0.2 million timing variance in seasonal photo commissions. The decrease in marketing revenue was offset by a corresponding $0.3 million decrease in marketing expense. Marketing revenue is generally recognized in tandem with marketing expense.

Base rent increased by $0.4 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Base rent at Voorhees Town Center and Cherry Hill Mall, two of our current redevelopment projects, increased by $0.5 million and $0.5 million, respectively, due to increased occupancy from newly opened tenants. Base rent at Sunrise Plaza, a ground-up development project that opened in October 2007, increased by $0.2 million due to increased occupancy from newly opened tenants. Base rent was also affected by a $0.8 million increase in above/below market lease amortization. Partially offsetting these increases, base rent decreased by $1.7 million due to 67 store closings and liquidations associated with tenant bankruptcy filings during 2008 and 2009. As of June 30, 2009, 12 of the 67 stores have been leased to new tenants. Expense reimbursements increased by $0.3 million in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to increases in common area maintenance expense and real estate tax expense as discussed below under “Property Operating Expenses.”

Interest and other income decreased by $0.5 million, or 50%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due to lower interest rates on excess cash investments and non-recurring development fees recorded in 2008.

The Company derived a portion of its interest income from a loan to one of its anchor tenants, Boscov’s, Inc., that had a balance of $10.0 million as of June 30, 2009. The loan bears interest at a rate of 18% per annum, of which 10% per annum is payable monthly, and the remaining interest amount and the principal amount are due upon the maturity of the loan in June 2012. The loan was made as part of the financing of Boscov’s following its bankruptcy filing in 2008.

Real estate revenue decreased by $1.3 million, or 1%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Real estate revenue in the six months ended June 30, 2009 was significantly affected by tenant bankruptcies and store closings, resulting in lower occupancy and expense reimbursements and higher bad debt expense compared to the six months ended June 30, 2008. Real estate revenue from properties that were owned by us prior to January 1, 2008 decreased by $3.2 million, primarily due to decreases of $1.0 million in percentage rent, $1.0 in lease termination revenue, $0.9 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent and $0.5 million in other revenue. These decreases were partially offset by an increase of $0.2 million in expense reimbursements. Real estate revenue from one property that was under development during 2008 that is now placed in service increased by $1.8 million and real estate revenue from One Cherry Hill Plaza (office building acquired in February 2008) increased by $0.1 million.

Percentage rent decreased by $1.0 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due in part to a decrease in tenant sales. This decrease was also partially due to a trend in certain leases toward slightly higher minimum rent and higher thresholds at which percentage rent begins. Lease termination revenue decreased by $1.0 million, primarily due to $1.4 million received from one tenant in the six months ended June 30, 2008.

Base rent decreased by $0.9 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Base rent decreased by $3.1 million due to 67 store closings and liquidations associated with tenant bankruptcy filings during 2008 and 2009. As of June 30, 2009, 12 of the 67 stores have been leased to new tenants. Partially offsetting these decreases, base rent at Voorhees Town Center and Plymouth Meeting Mall, two of our current redevelopment projects, increased by $1.1 million and $0.5 million, respectively, due to increased occupancy from newly opened tenants. Base rent was also affected by a $0.7 million increase in above/below market lease amortization. Other revenue decreased by $0.5 million, primarily due to a $0.4 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding $0.4 million decrease in marketing expense. Marketing revenue is generally recognized in tandem with marketing expense.

Partially offsetting these decreases, expense reimbursements increased by $0.2 million in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to increases in common area maintenance expense and real estate tax expense as discussed below under Property Operating Expenses. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. In addition to being affected by store closings and lower occupancy, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes) as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, and they are experiencing rental concessions made to tenants affected by the redevelopment activities and to tenants experiencing financial difficulties, and by conditions in the economy. We expect the lower recovery rates at the redevelopment properties to improve as construction is completed, tenants take occupancy and our leasing leverage improves, and as conditions in the economy improve.

Interest and other income decreased by $1.0 million, or 44%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to lower interest rates on excess cash investments and non-recurring development fees recorded in 2008.

Property Operating Expenses

Property operating expenses increased by $1.5 million, or 3%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Property operating expenses from properties that were owned by us prior to April 1, 2008 increased by $1.3 million, primarily due to a $0.9 million increase in real estate tax expense, a $0.4 million increase in common area maintenance expense and a $0.4 million increase in other property operating expenses. These increases were partially offset by a $0.4 million decrease in non-common area utility expense. Property operating expenses increased $0.2 million from one property that was under development during 2008 that is now placed in service.

Real estate tax expense increased by $0.9 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties. Common area maintenance expense increased by $0.4 million, primarily due to increases of $0.2 million in repairs and maintenance expense and $0.2 million in loss prevention expense. These increases were due primarily to stipulated annual contractual increases. Other property operating expenses increased by $0.4 million, primarily due to a $0.9 million increase in bad debt expense, partially offset by a $0.3 million decrease in marketing expense. The increase in bad debt expense was affected by $0.5 million associated with four tenant bankruptcy filings during the three months ended June 30, 2009. Partially offsetting these increases was a $0.4 million decrease in non-common area utility expense, including a $0.2 million decrease at Cherry Hill Mall due to a combination of lower utility rates and lower consumption resulting from newly installed equipment.

Property operating expenses increased by $3.8 million, or 4%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Property operating expenses from properties that were owned by us prior to January 1, 2008 increased by $3.1 million, primarily due to a $1.5 million increase in common area maintenance expense, a $1.5 million increase in real estate tax expense and a $0.6 million increase in other property operating expenses. These increases were partially offset by a $0.5 million decrease in non-common area utility expense. Property operating expenses increased $0.5 million from one property under development during 2008 that is now placed in service and $0.2 million from a property we acquired in February 2008.

Common area maintenance expense increased by $1.5 million in the six months ended June 30, 2009 primarily due to increases of $0.5 million in snow removal expense, $0.5 million in repairs and maintenance expense and $0.4 million in loss prevention expense. Snowfall amounts at our properties located in Pennsylvania and New Jersey increased during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Repairs and maintenance expense and loss prevention expense increased due primarily to stipulated annual contractual increases. Real estate tax expense increased by $1.5 million primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties. Other property operating expenses increased by $0.6 million, primarily due to a $1.3 million increase in bad debt expense, partially offset by a $0.4 million decrease in marketing expense, a $0.1 million decrease in legal fee expense and a $0.1 million decrease in non-common area maintenance expense. The increase in bad debt expense was affected by $0.6 million associated with seven tenant bankruptcy filings during the six months ended June 30, 2009. Partially offsetting these increases was a $0.5 million decrease in non-common area utility expense, including a $0.4 million decrease at Cherry Hill Mall due to a combination of lower utility rates and lower consumption resulting from newly installed equipment.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.3 million, or 11%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Depreciation and amortization expense from properties that we owned prior to April 1, 2008 increased by $3.9 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that are now placed in service. We placed assets with an aggregate cost basis of $278.1 million in service from June 30, 2008 to June 30, 2009. Depreciation and amortization increased $0.4 million from one property that was under development during 2008 that is now placed in service.

Depreciation and amortization expense increased by $7.9 million, or 11%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Depreciation and amortization expense from properties that we owned prior to January 1, 2008 increased by $7.2 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that are now placed in service. Depreciation and amortization increased $0.8 million from one property under development during 2008 that is now placed in service and decreased $0.1 million from One Cherry Hill Plaza (acquired February 2008).

General and Administrative Expenses, Abandoned Project Costs, Income Taxes and Other Expenses

General and administrative expenses, abandoned project costs, income taxes and other expenses decreased by $1.8 million, or 16%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease was due in part to a $0.6 million decrease in compensation costs, due to a reduction in headcount and lower incentive compensation costs. Other general and administrative expenses decreased by $1.2 million primarily due to lower convention expenses, travel costs, and professional fees.

General and administrative expenses, abandoned project costs, income taxes and other expenses decreased by $3.8 million, or 17%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease was due in part to a $1.7 million decrease in abandoned project costs. This decrease was also driven by a $1.2 million decrease in compensation costs, due to a reduction in headcount and lower incentive compensation costs. Other general and administrative expenses decreased by $0.9 million, primarily due to lower convention expenses, travel costs, and function expenses.

Interest Expense

Interest expense increased by $7.2 million, or 27%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase resulted in part from a higher aggregate debt balance. In addition, we placed assets with an aggregate cost basis of $278.1 million in service from June 30, 2008 to June 30, 2009. Interest on these assets was capitalized during construction periods and was expensed during periods after the improvements were placed in service. Also, interest expense in the three months ended June 30, 2008 was reduced by $2.0 million resulting from gains from hedging activities.

Interest expense increased by $11.7 million, or 18%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase resulted in part from a higher aggregate debt balance and assets placed in service in the past twelve months as stated above. Also, interest expense in the six months ended June 30, 2008 was reduced by $2.0 million resulting from a gain from hedging activities.

Gain on Extinguishment of Debt

During the six months ended June 30, 2009, we repurchased a total of $27.1 million in aggregate principal amount of our exchangeable notes in privately-negotiated transactions for an aggregate purchase price of $0.7 million in cash and 3.0 million shares, which resulted in a gain on extinguishment of debt of $9.8 million. In connection with the repurchases, we retired an aggregate of $1.1 million of deferred financing costs and debt discount.

Equity in Income of Partnerships

Equity in income of partnerships increased by $0.5 million, or 26%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase was primarily due to a $1.2 million decrease in mortgage interest expense offset by a $0.7 million decrease in revenue.

Equity in income of partnerships increased by $1.6 million, or 45%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily due to a $2.0 million decrease in interest expense offset by a $0.4 million increase in property operating expenses.

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

The following table presents net operating income results for the three months ended June 30, 2009 and 2008. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our noncontrolling partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or that were placed into service during the periods presented:

	Same Store			Non Same Store			Total
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Real Estate Revenue	$120,991	$121,455	(0.4)%	$1,604	$977	64.2%	$122,595	$122,432	0.1%
Property Operating Expenses	(48,736)	(47,382)	2.9%	(634)	(621)	2.1%	(49,370)	(48,003)	2.8%

Net Operating Income	$72,255	$74,073	(2.5)%	$970	$356	172.5%	$73,225	$74,429	(1.6)%

Total net operating income decreased by $1.2 million in the three months ended June 30, 2009 compared to three months ended June 30, 2008. Same Store net operating income decreased by $1.8 million in three months ended June 30, 2009 compared to three months ended June 30, 2008. Non Same Store net operating income increased by $0.6 million. See “Results of Operations—Revenue” and “—Property Operating Expenses” for further discussion of these variances.

The following table presents net operating income results for the six months ended June 30, 2009 and 2008. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our noncontrolling partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or that were placed into service during the periods presented:

	Same Store			Non Same Store			Total
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in thousands of dollars)	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Real Estate Revenue	$240,957	$244,008	(1.3)%	$3,134	$1,298	141.4%	$244,091	$245,306	(0.5)%
Property Operating Expenses	(97,562)	(94,219)	3.5%	(1,400)	(818)	71.1%	(98,962)	(95,037)	4.1%

Net Operating Income	$143,395	$149,789	(4.3)%	$1,734	$480	261.3%	$145,129	$150,269	(3.4)%

Total net operating income decreased by $5.1 million in the six months ended June 30, 2009 compared to six months ended June 30, 2008. Same Store net operating income decreased by $6.4 million in six months ended June 30, 2009 compared to six months ended June 30, 2008. Non Same Store net operating income increased by $1.3 million. See “Results of Operations—Revenue” and “—Property Operating Expenses” for further discussion of these variances.

The following information is provided to reconcile net loss to net operating income:

(in thousands of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(4,218)	$(3,841)	$(15,741)	$(6,892)
Depreciation and amortization
Wholly owned and consolidated partnerships	41,480	37,205	80,875	73,020
Unconsolidated partnerships	2,018	2,091	4,073	4,017
Interest expense, net
Wholly owned and consolidated partnerships	33,249	26,238	65,758	54,083
Unconsolidated partnerships	1,762	2,646	3,530	5,317
General and administrative expenses, abandoned project costs, income taxes and other expenses	9,648	11,142	19,322	22,917
Gain on extinguishment of debt	(8,532)	—	(9,804)	—
Gains on sales of real estate	(1,654)	—	(1,654)	—
Interest and other income	(528)	(1,052)	(1,230)	(2,193)

Property net operating income	$73,225	$74,429	$145,129	$150,269

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

FFO was $37.8 million for the three months ended June 30, 2009, an increase of $3.0 million, or 9%, compared to $34.8 million for the three months ended June 30, 2008. FFO per diluted share increased $0.06 per diluted share to $0.91 per diluted share for the three months ended June 30, 2009, compared to $0.85 per diluted share for the three months ended June 30, 2008.

FFO was $67.1 million for the six months ended June 30, 2009, a decrease of $1.7 million, or 2%, compared to $68.8 million for the six months ended June 30, 2008. FFO per diluted share decreased $0.05 per diluted share to $1.63 per diluted share for the six months ended June 30, 2009, compared to $1.68 per diluted share for the six months ended June 30, 2008.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net loss to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	Three Months Ended June 30, 2009	Per share (including OP Units)	Three Months Ended June 30, 2008	Per share (including OP Units)
Net loss	$(4,218)	$(0.10)	$(3,841)	$(0.09)
Gain on sale of interest in operating real estate (1)	(923)	(0.02)	—	—
Depreciation and amortization:
Wholly owned and consolidated partnerships (2)	40,934	0.99	36,541	0.89
Unconsolidated partnerships (2)	2,018	0.04	2,091	0.05

Funds from operations (3)	$37,811	$0.91	$34,791	$0.85

Weighted average number of shares outstanding	39,197		38,790
Weighted average effect of full conversion of OP Units	2,219		2,238
Effect of common share equivalents	—		36

Total weighted average shares outstanding, including OP Units	41,416		41,064

(1)	Includes $0.2 million from the June 2009 land parcel sale at Woodland Mall and $0.7 million from the operating portion of the June 2009 land parcel sale at North Hanover Mall.
(2)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(3)	Includes the non-cash effect of straight-line rent of $0.4 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively.

(in thousands of dollars)	Six Months Ended June 30, 2009	Per share (including OP Units)	Six Months Ended June 30, 2008	Per share (including OP Units)
Net loss	$(15,741)	$(0.38)	$(6,892)	$(0.17)
Gain on sale of interest in operating real estate	(923)	(0.02)	—	—
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	79,719	1.93	71,717	1.75
Unconsolidated partnerships (1)	4,073	0.10	4,017	0.10

Funds from operations (2)	$67,128	$1.63	$68,842	$1.68

Weighted average number of shares outstanding	39,101		38,752
Weighted average effect of full conversion of OP Units	2,207		2,239
Effect of common share equivalents	—		22

Total weighted average shares outstanding, including OP Units	41,308		41,013

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $0.8 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of

1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the three months ended June 30, 2009 were $18.6 million, following two reductions in the amount of our quarterly dividend. The following are some of the factors that could affect our cash flows and require the funding of future distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

•

inability to achieve targets for, or decreases in, property occupancy and rental rates, or higher costs or delays in completion of our development and redevelopment projects, resulting in lower or deferred real estate revenue and operating income;

•	increases in interest rates or higher debt balances resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.

We have historically used a substantial amount of debt to finance our business, and we have relied primarily on new borrowings to fund our redevelopment and development projects. We expect to meet certain of our current obligations to fund existing redevelopment and development projects and scheduled debt maturities through a variety of capital sources. We estimate that we will require approximately $50.0 million to $55.0 million during the remainder of 2009 to fund our current redevelopment and development projects. In addition, $34.5 million of our existing consolidated debt matures during the remainder of 2009. An additional $48.6 million, which represents our share of debt at partnership properties, matures or has matured during 2009; however, $36.2 million of the debt agreements at partnership properties contains options to extend the respective maturity dates for a period of one year, provided that there is no event of default with respect to such loans, and certain other conditions are met. With respect to our $12.4 million share of debt secured by Red Rose Commons, located in Lancaster, Pennsylvania, the partnership and the partners are currently engaged in discussions with the mortgage holder, following the maturity date of the loan and the initiation of foreclosure proceedings.

As of June 30, 2009, $445.0 million was outstanding under the Credit Facility, which matures in March 2010. In addition, we pledged $3.0 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to us on June 30, 2009 was $52.0 million.

We expect to satisfy our remaining 2009 capital requirements for redevelopment and development projects and debt maturities in part through borrowings under our Credit Facility, by refinancing certain mortgage loans, by additional borrowings secured by existing properties, through asset sales and operating cash flow, as well as from savings from reductions in the amount of the quarterly dividends and a reduction in general and administrative expenses. However, given the continued weakness of the credit markets, there is no assurance that we will be able to refinance our existing debt or obtain the additional capital necessary to satisfy our obligations or requirements. Consequently, we also plan to seek to raise capital through selective sales of assets, including outparcels, if warranted. However, the continued weakness of the credit markets might make it more difficult for us to sell such assets or might adversely affect the price we receive for properties or parcels that we may sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Similarly, while we may seek to sell equity securities, continued uncertainty in the capital markets may make it difficult for us to issue equity securities on terms that are favorable to us, if at all, and any such issuance might be dilutive to existing shareholders. We might also seek to satisfy our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs, or through a combination of some or all of the available alternatives. We expect that other long-term capital requirements for which commitments have not previously been made, including any future redevelopment and development projects, renovations, expansions, property and portfolio acquisitions and other non-recurring capital improvements, may be deferred until such time as capital or financing can be obtained on terms we find acceptable. A prolonged downturn in the credit markets might cause us to seek alternative sources of capital or financing, which could be less attractive and might require us to adjust our business plan accordingly.

We may use our $1.0 billion universal shelf registration statement to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all.

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

The following are some of the potential impediments to accessing additional funds under the Credit Facility:

•	constraining leverage, interest and fixed charge coverage and debt yield covenants under the Credit Facility;

•	reduction in our net operating income or increased indebtedness affecting leverage ratios.

•	increased interest rates affecting coverage ratios;

•	reduction in our consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) affecting coverage ratios; and

The weighted average effective interest rate based on amounts borrowed was 2.09% for the three months ended June 30, 2009. The weighted average interest rate on outstanding Credit Facility borrowings at June 30, 2009 was 1.72%.

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

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2008, and which have not changed since that date. As of June 30, 2009, we were in compliance with all of these covenants. The financial covenants under the Credit Facility require, among other things, that our leverage ratio, as defined in the Credit Facility, be less than 65%, provided that this leverage ratio can be exceeded for one period of two consecutive quarters, but may not exceed 70%, and that we meet certain other debt yield, interest coverage and fixed charge ratios. Compliance with each of these ratios is dependent upon our financial performance. The leverage ratio is based, in part, on applying a capitalization rate to our net operating income. Based on this calculation method, decreases in net operating income would result in an increased leverage ratio, even if overall debt levels remain constant. The leverage ratio approached but did not exceed 65% at the end of the quarter ended June 30, 2009. To avoid a breach of the leverage ratio or other covenants, we might be required to curtail our capital spending, sell assets, further reduce our cash dividend, reduce debt levels, enter into joint ventures or seek to raise additional equity capital.

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

We are engaged in discussions with our lead bank to address the upcoming maturity of our Credit Facility and our Senior Unsecured Term Loan.

Senior Unsecured Term Loan

In September 2008, we borrowed an aggregate of $170.0 million under our senior unsecured term loan agreement with a stated interest rate of 2.50% above LIBOR. Also in September 2008, we swapped the floating interest rate on $130.0 million of the term loan balance to a fixed rate of 5.33%, effective October 1, 2008. In October 2008, we swapped the floating interest rate on the remaining $40.0 million of the term loan balance to a fixed rate of 5.15%. The weighted average effective interest rate for the three months ended June 30, 2009 based on amounts borrowed was 5.86%. The weighted average interest rate on amounts outstanding at June 30, 2009 was 5.29%.

Exchangeable Notes

In May 2007, we, through PREIT Associates, completed the sale of $287.5 million aggregate principal amount of exchangeable notes due 2012 (“Exchangeable Notes”). The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under our Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes. The Exchangeable Notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of PREIT Associates. PREIT Associates’ obligations under the Exchangeable Notes are fully and unconditionally guaranteed by the Company. We have repurchased $73.1 million in aggregate principal amount of the Exchangeable Notes, and there was $214.4 million outstanding as of June 30, 2009.

Mortgage Activity

In June 2009, we made a principal payment of $2.4 million and exercised the first one-year renewal option on the mortgage at One Cherry Hill Plaza in Cherry Hill, New Jersey.

In June 2009, we entered into a $38.0 million mortgage loan that is secured by Lycoming Mall in Pennsdale, Pennsylvania. The outstanding principal balance on the loan as of June 30, 2009 was $28.0 million, which represented our initial draw on the loan. The mortgage loan has a fixed interest rate of 6.84% and a term of five years.

In June 2009, we entered into a $10.0 million construction loan that is secured by Pitney Road Plaza, a power center under development, in Lancaster, Pennsylvania. The initial funding of the construction loan was $4.4 million, which was the balance as of June 30, 2009. The construction loan has a variable interest rate of 2.5% over 3-month LIBOR with a floor of 5.0% during the construction period and a term of one year with a 6-month extension option for the construction loan period and an option to convert the loan to a two-year loan at the end of the construction period. The loan is interest only during the construction period.

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

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania.

The following table summarizes our financing activity for the six months ended June 30, 2009:

(in thousands of dollars)	Mortgage Notes Payable	Credit Facility	Exchangeable Notes	Senior Unsecured Term Loan
Balance at January 1, 2009	$1,756,270	$400,000	$241,500	$170,000
Repayment of Palmer Park mortgage	(15,674)	—	—	—
Principal payment of One Cherry Hill Plaza mortgage	(2,384)	—	—	—
New River Valley Center mortgage	16,250	—	—	—
Pitney Road Plaza construction financing	4,436	—	—	—
Lycoming Mall mortgage	28,000	—	—	—
Repurchase of exchangeable notes	—	—	(27,100)	—
Principal amortization	(8,222)	—	—	—
Credit Facility borrowings, net	—	45,000	—	—

Balance at June 30, 2009	$1,778,676	$445,000	$214,400	$170,000

Derivatives

As of June 30, 2009, we had a total of 12 interest rate swap agreements and one interest rate cap agreement, as described in note 9 to our unaudited consolidated financial statements. The interest rate swap and cap agreements have an aggregate notional value of $597.5 million and mature on various dates through November 2013. We assessed the effectiveness of these swaps and cap as hedges at inception and on June 30, 2009 and considered these swaps and cap to be highly effective cash flow hedges under SFAS No. 133. Our interest rate swaps are net settled monthly.

As of June 30, 2009, the aggregate estimated unrealized net loss attributed to these interest rate swaps was $15.2 million. The carrying amount of the derivative assets is reflected in fair value of derivative assets, the associated liabilities are reflected in fair value of derivative liabilities and the net unrealized gain or loss is reflected in accumulated other comprehensive loss in the accompanying balance sheets.

Mortgage Notes

Mortgage notes payable, which are secured by 26 of our consolidated properties, are due in installments over various terms extending to the year 2017. Fifteen of the mortgage notes bear interest at a fixed rate and nine of the mortgage notes bear interest at variable rates that have been swapped to or capped at a fixed rate. These 24 mortgage notes have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.80% at June 30, 2009. We also have two properties with variable interest rate mortgages that had a weighted average interest rate of 3.11% at June 30, 2009. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage notes associated with our consolidated properties as of June 30, 2009.

(in thousands of dollars)	Payments by Period
	Total	Through December 31, 2009	2010-2011	2012-2013	2014 and later
Principal payments	$105,773	$9,102	$39,998	$32,155	$24,518
Balloon payments	1,672,903	39,951	122,884	777,695	732,373

Total	$1,778,676	$49,053	$162,882	$809,850	$756,891

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2009 for the periods presented:

(in thousands of dollars)	Total	Through December 31, 2009	2010-2011	2012-2013	2014 and later
Mortgages (1) (2)	$1,778,676	$49,053	$162,882	$809,850	$756,891
Interest on mortgages	493,897	51,354	195,023	153,639	93,881
Credit Facility (3)	445,000	—	445,000	—	—
Exchangeable notes	214,400	—	—	214,400	—
Interest on exchangeable notes	25,013	4,288	17,152	3,573	—
Senior unsecured term loan	170,000	—	170,000	—	—
Interest on term loan	6,745	4,497	2,248	—
Capital leases (4)	89	89	—	—	—
Operating leases	10,447	1,414	4,448	3,351	1,234
Ground leases	52,163	496	1,984	1,576	48,107
Redevelopment and development commitments (5)	24,664	24,664	—	—	—

Total	$3,221,094	$135,855	$998,737	$1,186,389	$900,113

(1)	Includes amounts reflected in the Mortgage Notes table above. Excludes the indebtedness of our unconsolidated partnerships.
(2)	Excludes debt premiums on mortgages and debt discount on exchangeable notes.
(3)	Excludes interest.
(4)	Includes interest.
(5)

The timing of the payment of these amounts is uncertain. We estimate that a significant portion of these amounts will be paid in the remainder of 2009, but situations could arise at these redevelopment and development projects that could delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $76.8 million for the six months ended June 30, 2009 compared to $67.1 million for the six months ended June 30, 2008. The increase in 2009 as compared to 2008 was primarily due to changes in working capital, due to $3.9 million of incentive compensation paid in the six months ended June 30, 2009 compared to $6.0 million paid in the six months ended June 30, 2008.

Cash flows used for investing activities were $103.7 million for the six months ended June 30, 2009 compared to $156.7 million for the six months ended June 30, 2008. Investing activities for 2009 reflect investment in construction in progress of $95.2 million and real estate improvements of $10.1 million, all of which primarily relate to our development and redevelopment activities. Investing activities for 2009 also reflect proceeds of $5.4 million from the sale of real estate investments. Cash flows from investing activities for the six months ended June 30, 2008 reflect investment in construction in progress of $136.9 million, real estate improvements of $8.1 million and real estate acquisitions of $4.5 million.

Cash flows provided by financing activities were $47.0 million for the six months ended June 30, 2009 compared to $85.1 million for the six months ended June 30, 2008. Cash flows provided by financing activities for the six months ended June 30, 2009 were primarily affected by $48.7 million of proceeds from the mortgage loans on New River Valley Center, Pitney Road Plaza and Lycoming Mall, as well as $45.0 million in borrowings from the Credit Facility. We used some of these proceeds to repay the $15.7 million mortgage note on Palmer Park Mall and to make a $2.4 million payment on the mortgage loan on One Cherry Hill Plaza. Cash flows from financing activities for the six months ended June 30, 2009 were also affected by dividends and distributions of $18.6 million, principal installments on mortgage notes payable of $8.2 million, and payments of $0.7 million for the repurchase of exchangeable notes.

COMMITMENTS

At June 30, 2009, we had $24.7 million of unaccrued contractual obligations to complete current development and redevelopment projects. Total remaining costs for the particular projects with such commitments are $67.6 million. See “– Liquidity and Capital Resources – Capital Resources.”

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2009, our consolidated debt portfolio consisted primarily of $1,778.7 million in fixed and variable rate mortgage notes, excluding $3.4 million of mortgage debt premium, $445.0 million borrowed under our senior unsecured Credit Facility, which bears interest at a LIBOR rate plus an applicable margin, $170.0 million borrowed under our senior unsecured term loan, of which $130.0 million has been swapped to a fixed interest rate of 5.33% and the remaining $40.0 million has been swapped to a fixed interest rate of 5.15%, and exchangeable notes of $214.4 million, which bear interest at a fixed rate of 4.00%, excluding debt discount of $8.8 million.

Mortgage notes payable, which are secured by 26 of our consolidated properties, are due in installments over various terms extending to the year 2017. Fifteen of the mortgage notes bear interest at a fixed rate and nine of the mortgage notes bear interest at variable rates that have been swapped to or capped at a fixed rate. These 24 mortgage notes have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.80% at June 30, 2009. We also have two properties with variable interest rate mortgages that had a weighted average interest rate of 3.11% at June 30, 2009. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

(in thousands of dollars) Year Ended December 31,	Fixed Rate Debt			Variable Rate Debt
	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2009	$43,437		6.05%	$5,616		3.11%
2010	$213,285	(2)	5.43%	$445,000	(3)	1.72%
2011	$119,597		5.82%	$—		—
2012	$608,210	(4)	5.67%	$—		—
2013	$416,039		5.48%	$—		—
2014 and thereafter	$756,891		5.70%	$—		—

(1)	Based on the weighted average interest rate in effect as of June 30, 2009.
(2)	Includes the senior unsecured term loan of $170.0 million that was swapped to a weighted average fixed rate of 5.29% effective in the fourth quarter of 2008.
(3)	Our Credit Facility, which has an outstanding balance of $445.0 million, has a term that expires in March 2010.
(4)	Includes exchangeable notes of $214.4 million with an interest rate of 4.00%.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of the interest rate swap and cap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt of $48.5 million at June 30, 2009. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt of $51.3 million at June 30, 2009. Based on the variable rate debt included in our debt portfolio, as of June 30, 2009, a 100 basis point increase in interest rates would result in an additional $4.6 million in interest annually, and a 100 basis point decrease would reduce interest incurred by $4.6 million annually.

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

We currently have $597.5 million notional amount of interest rate swap and cap agreements that have a weighted average interest rate of 3.29% maturing on various dates through November 2013. We assessed the effectiveness of these swaps and cap as hedges at inception and on June 30, 2009 and considered these swaps and cap to be highly effective cash flow hedges under SFAS No. 133.

Because the information presented above includes only those exposures that exist as of June 30, 2009, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense as a result of interest rate fluctuations will depend on the exposures that arise during the period, and the hedging arrangements we have in place.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, and have concluded as follows:

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

In the normal course of business, we have become and might in the future become involved in legal actions relating to the ownership and operation of our properties and the properties that we manage for third parties. In management’s opinion, the resolution of any such pending legal actions are not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

Unregistered Offerings

In June 2009, we issued 140,745 Class A Units of our operating partnership in connection with the second closing relating to the acquisition of Bala Cynwyd Associates, L.P. and One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall. The units were issued under exemptions provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”). See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions.”

In June 2009, we issued to a holder of Notes (as defined below) 3,000,000 common shares of beneficial interest, par value $1.00 per share (“Shares”), in exchange for $25.0 million in aggregate principal amount of 4.00% Exchangeable Senior Notes due 2012 (the “Notes”) of PREIT Associates. The Shares were issued under exemptions provided by Section 3(a)(9) of the Act. No commission or other remuneration was paid or given directly or indirectly for this transaction.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended June 30, 2009 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2009	—	$—	—	$100,000,000
May 1 – May 31, 2009	—	—	—	100,000,000
June 1 – June 30, 2009	—	—	—	100,000,000

Total	—	$—	—	$100,000,000

(1)

On December 27, 2007 we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Shareholders of the Company was held on May 28, 2009. At that meeting, (1) Ms. Dorrit J. Bern was elected to the Company’s Board of Trustees as a Class A trustee to serve for a term ending at the Annual Meeting to be held in the spring of 2010 and until her successor is elected and qualified, and Messrs. Joseph F. Coradino, Lee H. Javitch, Mark E. Pasquerilla and John J. Roberts were reelected to the Company’s Board of Trustees as Class A trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2010 and until their respective successors are elected and qualified. Also at the meeting, Messrs. Stephen B. Cohen, M. Walter D’Alessio, Leonard I. Korman, Donald F. Mazziotti and Ronald Rubin were reelected to the Company’s Board of Trustees as Class B trustees to serve for a term ending at the Annual Meeting to be held in the spring of 2010 and until their respective successors are elected and qualified; and (2) the Audit Committee’s selection of KPMG LLP was ratified as the Company’s independent auditor for 2009. At the 2009 Annual Meeting, 33,592,256 votes were cast for Ms. Bern, 33,953,957 votes were cast for Mr. Cohen, 33,687,096 votes were cast for Mr. Coradino, 33,578,171 votes were cast for Mr. D’Alessio, 33,583,704 votes were cast for Mr. Javitch, 33,789,439 votes were cast for Mr. Korman, 33,871,428 votes were cast for Mr. Mazziotti, 33,170,556 votes were cast for Mr. Pasquerilla, 33,753,046 votes were cast for Mr. Roberts and 33,648,321 votes were cast for Mr. Ronald Rubin. Under the Company’s Trust Agreement, votes cannot be cast against a candidate. The holders of 1,031,723 shares withheld authority to vote for Ms. Bern, 670,022 shares withheld authority to vote for Mr. Cohen, 936,883 shares withheld authority to vote for Mr. Coradino, 1,045,808 shares withheld authority to vote for Mr. D’Alessio, 1,040,275 shares withheld authority to vote for Mr. Javitch, 834,540 shares withheld authority to voted for Mr. Korman, 752,551 shares withheld authority to vote for Mr. Mazziotti, 1,453,423 shares withheld authority to vote for Mr. Pasquerilla, 870,933 shares withheld authority to vote for Mr. Roberts and 975,658 shares withheld authority to vote for Mr. Ronald Rubin. The holders of 34,310,894 shares voted for the selection of KPMG LLP as the Company’s registered public accountant for 2009, 192,383 shares voted against the selection of KPMG LLP and 120,702 shares abstained from voting for or against the selection of KPMG LLP.

In addition to Ms. Bern and Messrs. Cohen, Coradino, D’Alessio, Javitch, Korman, Mazziotti, Pasquerilla, Roberts and Ronald Rubin, the continuing members of the Company’s Board of Trustees following the 2009 Annual Meeting include Ms. Rosemarie Greco and Messrs. Edward Glickman, Ira Lubert and George Rubin.

ITEM 6.	EXHIBITS

10.1*	Credit Agreement, dated as of November 20, 2003, among PREIT Associates, L.P., PREIT and each of the financial institutions signatory thereto.

10.2*	Term Loan Agreement dated September 3, 2008 by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., Wells Fargo Bank, National Association, the financial institutions party thereto and the other parties thereto.

10.3*	Guaranty dated as of September 3, 2008 in favor of Wells Fargo Bank, National Association, by and among PREIT, PREIT Associates, L.P. , PREIT-RUBIN, Inc., the financial institutions party thereto and the other parties thereto.

10.4*	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Merrill Lynch Financial Markets, Inc.

10.5*	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Citibank, N.A.

10.6*	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and UBS AG, London Branch.

10.7*	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee.

10.8*	Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P.

10.9*	Amendment No.1, dated October 1, 2007, to Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC and PR Valley View Downs, L.P.

10.10*	Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004.

10.11*	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC.

10.12+	Amendment No. 2 to the Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan For Non-Employee Trustees.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.
*	The Company is refiling this previously filed exhibit with its schedules and exhibits.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
Date: August 10, 2009
	By:	/s/ Ronald Rubin
Ronald Rubin
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)