Form 10-Q
period 2009-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2009-11-09
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at November 3, 2009: 44,604,442

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	September 30, 2009	(as revised) December 31, 2008
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,507,172	$3,287,232
Construction in progress	275,618	411,479
Land held for development	9,337	9,337

Total investments in real estate	3,792,127	3,708,048
Accumulated depreciation	(608,605)	(516,832)

Net investments in real estate	3,183,522	3,191,216

INVESTMENTS IN PARTNERSHIPS, at equity	34,142	36,164
OTHER ASSETS:
Cash and cash equivalents	90,248	9,786
Tenant and other receivables (net of allowance for doubtful accounts of $19,652 and $16,865 at September 30, 2009 and December 31, 2008, respectively)	47,874	57,970
Intangible assets (net of accumulated amortization of $191,359 and $169,189 at September 30, 2009 and December 31, 2008, respectively)	46,126	68,296
Deferred costs and other assets	91,068	80,845

Total assets	$3,492,980	$3,444,277

LIABILITIES:
Mortgage notes payable	$1,795,619	$1,756,270
Debt premium on mortgage notes payable	3,039	4,026
Exchangeable notes (net of debt discount of $7,654 and $11,421 at September 30, 2009 and December 31, 2008, respectively)	194,746	230,079
Credit Facility	485,000	400,000
Senior unsecured term loan	170,000	170,000
Tenants’ deposits and deferred rent	14,964	13,112
Distributions in excess of partnership investments	48,004	48,788
Accrued construction expenses	17,770	38,859
Fair value of derivative liabilities	17,727	29,169
Accrued expenses and other liabilities	55,310	55,711

Total liabilities	2,802,179	2,746,014
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 43,302,334 shares at September 30, 2009 and 39,468,523 shares at December 31, 2008	43,302	39,469
Capital contributed in excess of par	871,136	853,281
Accumulated other comprehensive loss	(33,322)	(45,341)
Distributions in excess of net income	(249,892)	(201,080)

Total equity—PREIT	631,224	646,329
Noncontrolling interest	59,577	51,934

Total equity	690,801	698,263

Total liabilities and equity	$3,492,980	$3,444,277

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)		(as revised)		(as revised)
	2009	2008	2009	2008
REVENUE:
Base rent	$74,230	$72,780	$220,997	$218,978
Expense reimbursements	34,050	35,387	102,357	103,109
Percentage rent	918	1,060	2,378	3,526
Lease termination revenue	300	320	1,636	2,618
Other real estate revenue	3,306	3,719	10,075	10,950
Interest and other income	862	1,470	2,092	3,663

Total revenue	113,666	114,736	339,535	342,844

EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,159)	(33,478)	(103,814)	(98,525)
Utilities	(6,774)	(7,009)	(18,572)	(19,283)
Other operating expenses	(6,796)	(7,153)	(19,260)	(18,997)

Total operating expenses	(48,729)	(47,640)	(141,646)	(136,805)

Depreciation and amortization	(41,702)	(38,270)	(122,243)	(110,958)
Other expenses:
General and administrative expenses	(9,583)	(10,364)	(28,436)	(31,777)
Impairment of assets	—	—	(70)	—
Abandoned project costs, income taxes and other expenses	(200)	(311)	(598)	(1,815)

Total other expenses	(9,783)	(10,675)	(29,104)	(33,592)
Interest expense, net	(33,589)	(29,329)	(99,346)	(83,413)
Gain on extinguishment of debt	4,167	—	13,971	—

Total expenses	(129,636)	(125,914)	(378,368)	(364,768)
Loss before equity in income of partnerships and gains on sales of real estate	(15,970)	(11,178)	(38,833)	(21,924)
Equity in income of partnerships	2,355	2,169	7,531	5,738
Gains on sales of real estate	—	—	1,654	—

Loss from continuing operations	(13,615)	(9,009)	(29,648)	(16,186)
Discontinued operations:
Operating results from discontinued operations	98	149	390	435
Gain on sale of discontinued operations	3,398	—	3,398	—

Income from discontinued operations	3,496	149	3,788	435

Net loss	(10,119)	(8,860)	(25,860)	(15,751)
Less: net loss attributed to noncontrolling interest	477	397	1,215	638

Net loss attributable to Pennsylvania Real Estate Investment Trust	$(9,642)	$(8,463)	$(24,645)	$(15,113)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

EARNINGS PER SHARE

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars, except per share amounts)		(as revised)		(as revised)
	2009	2008	2009	2008

Loss from continuing operations	$(13,615)	$(9,009)	$(29,648)	$(16,186)
Dividends from unvested restricted shares	(162)	(304)	(635)	(918)

Loss from continuing operations used to calculate earnings per share - basic and diluted	$(13,777)	$(9,313)	$(30,283)	$(17,104)

Income from discontinued operations used to
calculate earnings per share - basic and diluted	$3,496	$149	$3,788	$435

Basic (loss) income per share
Loss from continuing operations	$(0.32)	$(0.24)	$(0.75)	$(0.44)
Income from discontinued operations	0.08	—	0.09	0.01

	$(0.24)	$(0.24)	$(0.66)	$(0.43)

Diluted (loss) income per share
Loss from continuing operations	$(0.32)	$(0.24)	$(0.75)	$(0.44)
Income from discontinued operations	0.08	—	0.09	0.01

	$(0.24)	$(0.24)	$(0.66)	$(0.43)

(in thousands of shares)
Weighted average shares outstanding - basic	42,195	38,840	40,144	38,781
Effect of common share equivalents (1)	—	—	—	—

Weighted average shares outstanding - diluted	42,195	38,840	40,144	38,781

(1)

For the three and nine months ended September 30, 2009 and September 30, 2008, respectively, the Company had net losses from continuing operations. Therefore, the effect of common share equivalents is excluded from the calculation of diluted loss per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

For the nine months ended

September 30, 2009

(Unaudited)

			PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2009, revised	$698,263	$—	$39,469	$853,281	$(45,341)	$(201,080)	$51,934
Comprehensive income (loss):
Net loss	(25,860)	(25,860)	—	—	—	(24,645)	(1,215)
Unrealized gain on derivatives	11,739	11,739	—	—	11,117	—	622
Other comprehensive income	953	953	—	—	902	—	51

Total comprehensive loss	(13,168)	$(13,168)					(542)

Shares issued upon redemption of Operating Partnership Units	—		13	276	—	—	(289)
Shares issued under distribution reinvestment and share purchase plan	252		43	209	—	—	—
Shares issued under employee share purchase plans	409		91	318	—	—	—
Shares issued under equity incentive plans, net of retirements	(208)		686	(894)	—	—	—
Shares issued for repurchase of exchangeable notes	15,030		3,000	12,030	—	—	—
Amortization of deferred compensation	5,916		—	5,916	—	—	—
Distributions paid to common shareholders ($0.59 per share)	(24,167)		—	—	—	(24,167)	—
Distributions paid to noncontrolling interests:
Operating Partnership unitholders ($0.59 per unit)	(1,286)		—	—	—	—	(1,286)
Other change in noncontrolling interest	9,760		—	—	—	—	9,760

Balance September 30, 2009	$690,801		$43,302	$871,136	$(33,322)	$(249,892)	$59,577

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

For the nine months ended

September 30, 2008 (as revised)

(Unaudited)

			PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2008, revised	$829,984	$—	$39,134	$838,221	$(6,968)	$(95,569)	$55,166
Comprehensive income (loss):
Net loss	(15,751)	(15,751)	—	—	—	(15,113)	(638)
Unrealized gain on derivatives	10,785	10,785	—	—	10,785	—	—
Other comprehensive loss	(18,650)	(18,650)	—	—	(18,650)	—	—

Total comprehensive loss	(23,616)	$(23,616)					(638)

Shares issued upon redemption of Operating Partnership Units	—		4	101	—	—	(105)
Shares issued upon exercise of options	—		26	583	—	—	(609)
Shares issued under distribution reinvestment and share purchase plan	1,229		54	1,175	—	—	—
Shares issued under employee share purchase plans	589		26	563	—	—	—
Shares issued under equity incentive plans, net of retirements	(629)		153	(782)	—	—	—
Amortization of deferred compensation	6,431		—	6,431	—	—	—
Distributions paid to common shareholders ($1.71 per share)	(67,282)		—	—	—	(67,282)	—
Distributions paid to noncontrolling interests:
Operating Partnership unitholders ($1.71 per unit)	(3,729)		—	—	—	—	(3,729)
Other changes in noncontrolling interest	4,050		—	—	—	—	4,050

Balance September 30, 2008	$747,027		$39,397	$846,292	$(14,833)	$(177,964)	$54,135

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands of dollars)	2009	(as revised) 2008
Cash flows from operating activities:
Net loss	$(25,860)	$(15,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	97,416	86,336
Amortization	29,980	19,583
Straight-line rent adjustments	(1,256)	(2,265)
Provision for doubtful accounts	5,807	4,083
Amortization of deferred compensation	5,916	7,056
Gain on sales of real estate investments	(5,052)	(49)
Net gain on forward starting swap activities	—	(2,002)
Gain on extinguishment of debt	(13,971)	—
Change in assets and liabilities:
Net change in other assets	(32)	(7,129)
Net change in other liabilities	4,031	4,905

Net cash provided by operating activities	96,979	94,767

Cash flows from investing activities:
Additions to construction in progress	(122,131)	(225,878)
Investments in real estate improvements	(15,916)	(23,743)
Investments in real estate acquisitions, net of cash acquired	(789)	(12,709)
Additions to leasehold improvements	(257)	(685)
Investments in partnerships	(613)	(3,542)
Capitalized leasing costs	(3,149)	(3,971)
Cash proceeds from sales of real estate investments	20,936	126
Decrease in cash escrows	3,756	9,250
Cash distributions from partnerships in excess of equity in income	1,884	653

Net cash used in investing activities	(116,279)	(260,499)

Cash flows from financing activities:
Net borrowings from Credit Facility	85,000	50,000
Borrowings from senior unsecured term loan	—	170,000
Proceeds from mortgage notes payable	70,143	460,265
Repayment of mortgage notes payable	(18,058)	(413,617)
Principal installments on mortgage notes payable	(12,736)	(17,669)
Repurchase of exchangeable notes	(7,893)	—
Net payment from settlement of forward-starting interest swap agreements	—	(16,503)
Payment of deferred financing costs	(1,776)	(6,570)
Dividends paid to common shareholders	(24,167)	(67,282)
Distributions paid to operating partnership unitholders and noncontrolling interest	(1,286)	(3,729)
Shares of beneficial interest issued	561	2,987
Shares of beneficial interest repurchased	(114)	(623)
Contributions from investor with noncontrolling interest in project	10,088	—

Net cash provided by financing activities	99,762	157,259

Net change in cash and cash equivalents	80,462	(8,473)
Cash and cash equivalents, beginning of period	9,786	27,925

Cash and cash equivalents, end of period	$90,248	$19,452

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2009, the Company’s portfolio consisted of a total of 55 properties in 13 states, including 38 shopping malls, 14 strip and power centers and three properties under development. The development portion of the Company’s portfolio contained three properties in two states, with two classified as “mixed-use” (a combination of retail and other uses) and one classified as “other.”

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2009, the Company held a 94.9% interest in the Operating Partnership and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

As further described in note 2, the Company’s consolidated financial statements presented herein have been revised to reflect the effect of the Company’s adoption of new accounting guidance relating to convertible debt instruments that may be settled in cash upon conversion and to noncontrolling interests.

Certain prior period amounts have been reclassified to conform with the current year presentation.

Risks and Uncertainties

The Company is subject to various risks and uncertainties in the ordinary course of business that could have adverse effects on its operating results and financial condition. The most significant external risks facing the Company today stem from the current downturn in the overall economy and challenging conditions in the capital and credit markets.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Substantially all of the Company’s revenue is generated from leases with retail tenants. The reduction in consumer spending as a result of declining consumer confidence and increasing unemployment has negatively affected, and may continue to negatively affect, the operations of many retail companies. Beginning in the second half of 2008 and continuing into 2009, the number of retail bankruptcies and store closings has increased. Retailers also have reduced the number of store openings planned for 2009 and 2010 due to these economic conditions. These conditions have caused and may continue to cause the Company’s occupancy rates, revenue and net income to decline.

The Company has historically used a substantial amount of debt to finance its business, and has relied primarily on new borrowings to fund its redevelopment and development projects. The Company estimates that it will incur approximately $20.0 million during the remainder of 2009, and up to an additional $50.0 million, net of expected reimbursements in 2010 and 2011, to fund its current redevelopment and development projects, including $14.6 million as to which the Company is contractually committed.

As of September 30, 2009, $485.0 million was outstanding under the Credit Facility, which matures March 20, 2010. In addition, the Company has pledged $3.0 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to the Company on September 30, 2009 was $12.0 million. The Company has agreed upon a non-binding term sheet with the lead bank in the Credit Facility and the senior unsecured term loan (“Term Loan”) to refinance such debt. The term sheet is subject to review and approval by the members of the Credit Facility bank group, which might or might not be obtained, or which might only be obtained following changes to the term sheet. Even if a term sheet is accepted by all the members of the bank group, the Company might or might not be successful in negotiating satisfactory definitive documents. Management of the Company believes that it will be able to reach an agreement with the bank group with respect to a refinancing of the Credit Facility and Term Loan. This belief is subject to risks and uncertainties that could cause actual events to differ, including: risks arising from a further downturn in economic and retail industry conditions, including unemployment, decreased consumer confidence and consumer spending, which particularly affect retail REITs like the Company; risks arising from disruptions in the capital and credit markets, which might affect the Company’s ability to obtain other debt or equity capital or the banks’ abilities to extend credit; the risk of a real or perceived decline in the value of the Company’s properties; risks arising from the Company’s substantial indebtedness, the level of its cash flows, its ability to comply with debt agreement covenants, and perceptions of its creditworthiness, which might affect the Company’s continuing attractiveness as a borrower and the banks’ willingness to further extend credit; and other risks, including individual bank group members declining to approve a term sheet or definitive documents, which could inhibit the execution of a comprehensive agreement.

The Company expects to satisfy its remaining 2009 capital requirements for redevelopment and development projects and debt maturities through existing cash balances, as well as through borrowings under its Credit Facility, extensions of the maturity dates of existing indebtedness, additional borrowings secured by certain select properties and operating cash flow. The Company expects to continue to use some or all of these methods to meet its capital requirements in early 2010, assuming the Company refinances its Credit Facility and Term Loan, and subject to any restrictions that it may agree to in connection with any such refinancing. Given the continued weakness of the credit markets and the Company’s current financial position and results of operations, there is no assurance that the Company will be able to refinance its Credit Facility, Term Loan or other existing debt. Even if the Company is able to refinance its Credit Facility and Term Loan, it may not be able to obtain the additional capital necessary to satisfy its obligations or requirements going forward, and its possible actions to secure additional capital might be subject to restrictions in applicable debt obligations, including restrictions on asset sales or the use of proceeds from other transactions. The Company may seek to raise capital through the public or private issuance of equity or unsecured debt securities. However, while the Company may seek to sell equity or debt securities, continued uncertainty in the capital markets may make it difficult for the Company to issue securities on terms that are favorable to it, if at all, and any such issuance of equity securities would likely be dilutive to existing shareholders. The Company might also seek, subject to restrictions in applicable debt obligations, to satisfy its long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs, or through a combination of some or all of the alternatives that might be available to the Company. The Company expects that other long-term capital requirements for which commitments have not previously been made, including any future redevelopment and development projects, renovations, expansions, property and portfolio acquisitions and other non-recurring capital improvements, may be deferred until such time as capital or financing can be obtained on terms the Company finds acceptable.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Convertible Debt

Effective January 1, 2009, the Company adopted new accounting requirements that clarify the accounting treatment for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement). The Company’s exchangeable notes are within the scope of these new accounting requirements. The Company was required to retrospectively apply these new accounting requirements to prior periods, and recorded the impact of its adoption of these new accounting requirements as of the issuance date of the exchangeable notes (May 2007). Pursuant to these new accounting requirements, the value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The Company determined that the fair value of the conversion feature at the date of the issuance was $19.3 million, which was recorded as an increase to capital contributed in excess of par and a decrease to exchangeable notes in the accompanying consolidated balance sheets. The amount that was recorded for the conversion feature is not

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

amortized. The debt discount is amortized as additional non-cash interest expense over the period during which the debt is expected to be outstanding. The unamortized discount on the exchangeable notes was $7.7 million and $11.4 million as of September 30, 2009 and December 31, 2008, respectively, following repurchases of some outstanding exchangeable notes by the Company in 2009. The implementation of this standard resulted in an increase to interest expense and net loss of $0.9 million and $2.6 million from amounts previously reported for the three and nine months ended September 30, 2008, respectively.

Business Combinations

Effective January 1, 2009, the Company prospectively adopted new accounting requirements relating to business combinations. These new accounting requirements apply to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. These new accounting requirements expand the scope of the acquisition method of accounting to include all business combinations and require an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. Additionally, these new accounting requirements change the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at fair value at the acquisition date. These new accounting requirements require entities to directly expense transaction costs. The adoption of these new accounting requirements did not have a material effect on the Company’s consolidated financial statements.

Classification and Measurement of Redeemable Securities

Effective January 1, 2009, the Company adopted new accounting requirements related to the classification and measurement of redeemable securities. The ownership interests in a subsidiary that are held by owners other than the parent are noncontrolling interests (which were previously reported on the consolidated balance sheet as “Minority interest”). Under these new accounting requirements, noncontrolling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Under these new accounting requirements, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances. On the consolidated statements of operations, revenue, expenses and net loss are reported at the consolidated amounts including both the amounts attributable to the Company and to noncontrolling interests.

However, in accordance with these new accounting requirements, securities (including those considered to be noncontrolling interests) that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery in its own shares, the Company considered the guidance relating to the accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, to evaluate whether such provisions are solely within the Company’s control. The Company has concluded that for its noncontrolling interests that allow for redemption in either cash or Company shares, all such provisions are solely within its control. As a result of its evaluation, the Company has determined that all of its noncontrolling interests qualify as permanent equity, and therefore are not subject to the classification and measurement provisions of these new accounting requirements.

As of September 30, 2009, the Operating Partnership’s noncontrolling interests have a redemption value of approximately $17.7 million (based on the Company’s closing common share price on the New York Stock Exchange on that date of $7.61), which represents the amount that would be paid to the Operating Partnership’s noncontrolling limited partners.

Also as a result of the adoption of these new accounting requirements, the statement of operations captions entitled “Income (loss) before minority interest,” “Minority interest” and “Net income (loss)” are now entitled “Net income (loss),” “Net income (loss) attributable to noncontrolling interest” and “Net income (loss) attributable to PREIT,” respectively.

As of September 30, 2009, the Company has a 99.8% interest in Bala Cynwyd Associates, L.P. (“BCA”) and an option to purchase the remaining interests, as described in note 3. BCA owns an office building. The Company has consolidated the assets, liabilities and results of operations of BCA in the Company’s consolidated financial statements. The interest that was not owned by the Company is reflected in noncontrolling interest on the accompanying consolidated balance sheets of $15,000 and $3.8 million as of September 30, 2009 and December 31, 2008, respectively.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Disclosures about Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted new accounting requirements relating to disclosures about derivative instruments and hedging activities, which require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.

Subsequent Events

Effective June 30, 2009, the Company adopted new accounting requirements relating to subsequent events. These new accounting requirements are modeled after the same principles as the subsequent event guidance in auditing literature, with some terminology changes and additional disclosures. The adoption of these new accounting requirements had no material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date of this filing.

Accounting for Transfers of Financial Assets

In June 2009, new accounting requirements relating to accounting for transfers of financial assets were issued. These new accounting requirements are effective for annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions of these new accounting requirements are applied to transfers that occur on or after the effective date. The disclosure provisions of these new accounting requirements are applied to transfers that occurred both before and after the effective date of the new accounting requirements. The Company does not expect the adoption of these new accounting requirements to have a material effect on the Company’s financial statements.

Variable Interest Entities

In June 2009, new accounting requirements relating to variable interest entities were issued. These new accounting requirements amend the existing accounting guidance as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest; d) to amend certain guidance for determining whether an entity is a variable interest entity; e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration; and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These new accounting requirements are effective for the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the effect that the adoption of these new accounting requirements will have on the Company’s consolidated financial statements.

FASB Accounting Standards Codification

Effective September 30, 2009, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification (“ASC”). The ASC is the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The adoption of the ASC did not have a significant impact on the Company’s consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

3. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2009 and December 31, 2008 were comprised of the following:

(in thousands of dollars)	As of September 30, 2009	As of December 31, 2008
Buildings, improvements and construction in progress	$3,222,025	$3,140,371
Land, including land held for development	570,102	567,677

Total investments in real estate	3,792,127	3,708,048
Accumulated depreciation	(608,605)	(516,832)

Net investments in real estate	$3,183,522	$3,191,216

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

The Company capitalizes payments made to obtain options to acquire real property. All other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to abandoned project costs, income taxes and other expenses when it is probable that the property will not be acquired. The Company recorded abandoned project costs of $0.2 million and $0.3 million for the three months ended September 30, 2009, and 2008, respectively, and $0.4 million and $1.6 million for the nine months ended September 30, 2009, and 2008, respectively.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries, commissions and benefits, real estate taxes and interest for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2009	2008	2009	2008
Development/Redevelopment Activities:
Salaries and benefits	$339	$770	$1,715	$2,416
Real estate taxes	$94	$666	$939	$1,746
Interest	$1,344	$4,145	$4,601	$11,584
Leasing Activities:
Salaries, commissions and benefits	$999	$1,166	$3,149	$3,971

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

As a preliminary indicator to determine if the carrying value of a property might not be recovered by undiscounted cash flows, the Company utilizes a five-year planning model based on existing tenants, expectations about future rental activity and expense levels. For periods beyond the five-year model, the Company assumes a 2.0% rate of growth for cash flows over the estimated useful lives of the individual properties, which is lower than the historical assumed growth rate utilized because of the current economic conditions. As of September 30, 2009, the Company has not identified any properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired.

Dispositions

In August 2009, the Company sold Crest Plaza in Allentown, Pennsylvania for $15.8 million. The Company recorded a gain of $3.4 million from this sale.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

4. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of September 30, 2009 and December 31, 2008:

(in thousands of dollars)	As of September 30, 2009	As of December 31, 2008
ASSETS:
Investments in real estate, at cost:
Retail properties	$391,897	$390,341
Construction in progress	2,814	4,402

Total investments in real estate	394,711	394,743
Accumulated depreciation	(112,896)	(102,804)

Net investments in real estate	281,815	291,939
Cash and cash equivalents	8,436	5,887
Deferred costs and other assets, net	21,923	22,848

Total assets	312,174	320,674

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage notes payable	367,174	370,206
Other liabilities	15,928	18,308

Total liabilities	383,102	388,514

Net deficit	(70,928)	(67,840)
Partners’ share	(35,329)	(33,659)

Company’s share	(35,599)	(34,181)
Excess investment (1)	16,889	16,143
Advances	4,848	5,414

Net investments and advances	$(13,862)	$(12,624)

Investment in partnerships, at equity	$34,142	$36,164
Distributions in excess of partnership investments	(48,004)	(48,788)

Net investments and advances	$(13,862)	$(12,624)

(1)

Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships” in the consolidated statements of operations.

The following table summarizes the Company’s share of equity in income of partnerships for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2009	2008	2009	2008
Real estate revenue	$18,210	$19,143	$55,400	$56,435
Expenses:
Property operating expenses	(5,746)	(6,130)	(17,460)	(17,011)
Interest expense	(3,867)	(4,740)	(10,991)	(15,912)
Depreciation and amortization	(3,863)	(3,975)	(11,603)	(11,799)

Total expenses	(13,476)	(14,845)	(40,054)	(44,722)

Net income	4,734	4,298	15,346	11,713
Less: Partners’ share	(2,350)	(2,068)	(7,630)	(5,788)

Company’s share	2,384	2,230	7,716	5,925
Amortization of excess investment	(29)	(61)	(185)	(187)

Equity in income of partnerships	$2,355	$2,169	$7,531	$5,738

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Significant Subsidiary

The Company owns an indirect 50% partnership interest in Lehigh Valley Associates which owns Lehigh Valley Mall, located in Allentown, Pennsylvania, that is included in the amounts above. Summarized financial information for the nine months ended September 30, 2009 and 2008 for this property, which is accounted for by the equity method, is as follows:

(in thousands of dollars)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Total assets	$62,039	$67,407
Mortgage payable	$150,000	$150,000
Revenue	$22,568	$21,388
Property operating expenses	$(6,067)	$(6,438)
Interest expense	$(1,186)	$(4,551)
Net income	$12,390	$7,494
Company’s share of equity in income of partnership	$6,195	$3,747

Financing Activity

In July 2006, Lehigh Valley Associates entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% partnership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only were required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 0.56%. There are three separate one-year extension options, provided that there is no event of default, that the borrower buys an interest rate cap for the term of any applicable extension and provided that certain other conditions are met, as required under the loan agreement. In August 2007, June 2008 and July 2009, the partnership that owns the mall exercised the first, second and third one-year extension options, respectively.

In October 2009, Red Rose Commons Associates, LP entered into a $23.9 million mortgage loan that is secured by Red Rose Commons, located in Lancaster, Pennsylvania. The Company owns an indirect 50% partnership interest in this entity. The mortgage loan has an initial term of two years, during which monthly payments of interest only are required. The loan bears interest at a variable rate of LIBOR plus 4.00% with a floor of 6.00% per annum. The proceeds from the mortgage loan were used to repay the previous mortgage, of which the Company’s share was $12.3 million, that was secured by Red Rose Commons.

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

5. FINANCING ACTIVITY

Credit Facility

As of September 30, 2009, $485.0 million was outstanding under the Credit Facility, which expires March 20, 2010. The Company had pledged $3.0 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Credit Facility that was available to the Company was $12.0 million at September 30, 2009. The weighted average effective interest rate based on amounts borrowed was 1.96% and 4.29% for the three months ended September 30, 2009 and 2008, respectively. The weighted average interest rate on outstanding Credit Facility borrowings at September 30, 2009 was 1.65% (LIBOR plus 1.40%). The Company has agreed upon a non-binding term sheet with the lead bank in the Credit Facility and the Term Loan. The term sheet is subject to review and approval by the members of the Credit Facility bank group, which might or might not be obtained, or which might only be obtained following changes to the term sheet. Even if a term sheet is accepted by all of the members of the bank group, the Company might or might not be successful in negotiating satisfactory definitive documents.

Management of the Company believes that it will be able to reach an agreement with the bank group with respect to a refinancing of the Credit Facility and Term Loan. This belief is subject to risks and uncertainties that could cause actual events to differ, including: risks arising from a further downturn in economic and retail industry conditions, including unemployment, decreased consumer confidence and consumer spending, which particularly affect retail REITs like the Company; risks arising from disruptions in the capital and credit markets, which might affect the Company’s ability to obtain other debt or equity capital or the banks’ abilities to extend credit; the risk of a real or perceived decline in the value of the Company’s properties; risks arising from the Company’s substantial indebtedness, the level of its cash flows, its ability to comply with debt agreement covenants, and perceptions of its creditworthiness, which might affect the Company’s continuing attractiveness as a borrower and the banks’ willingness to further extend credit; and other risks, including individual bank group members declining to approve a term sheet or definitive documents, which could inhibit the execution of a comprehensive agreement.

The amounts borrowed under the Company’s Credit Facility bear interest at a rate between 0.95% and 2.00% per annum over LIBOR based on the Company’s leverage. In determining the Company’s leverage, the capitalization rate used to calculate Gross Asset Value, as defined in the Credit Facility agreement, is 7.50%.

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type, as detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and which have not changed since that date. As of September 30, 2009, the Company was in compliance with all of these covenants. The financial covenants under the Credit Facility require, among other things, that the Company’s leverage ratio, as defined in the Credit Facility, be less than 65%, provided that this leverage ratio can be exceeded for one period of two consecutive quarters, but may not exceed 70%. The financial covenants also require compliance with other debt yield, interest coverage and fixed charge ratios.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Compliance with each of these ratios is dependent upon the Company’s financial performance. The leverage ratio is based, in part, on applying a capitalization rate to the Company’s net operating income. Based on this calculation method, decreases in net operating income would result in an increased leverage ratio, even if overall debt levels remain constant. The leverage ratio was 66.1% at the end of the quarter ended September 30, 2009. The quarter ended September 30, 2009 was the first quarter that the ratio exceeded 65%. The financial covenants also require that the minimum debt yield ratio, as defined in the Credit Facility, be greater than 9.75%, provided that this ratio can be less than 9.75% for one period of two consecutive quarters, but may not be below 9.25%. The minimum debt yield ratio was 9.74% for the quarter ended September 30, 2009. The quarter ended September 30, 2009 was the first quarter that the ratio was less than 9.75%.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the Company’s obligations in connection with the Credit Facility immediately due and payable, and the commitments of the lenders to make further loans under the Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PREIT Associates, PRI or any material subsidiary, all outstanding amounts will automatically become immediately due and payable and the commitments of the lenders to make further loans will automatically terminate.

Exchangeable Notes

The Company’s exchangeable notes had a balance of $202.4 million and $241.5 million (excluding debt discount of $7.7 million and $11.4 million) as of September 30, 2009 and December 31, 2008, respectively. Interest expense related to the exchangeable notes was $2.8 million and $3.8 million (including non-cash amortization of debt discount of $0.7 million and $0.9 million) for the three months ended September 30, 2009 and 2008, respectively, and $9.1 million and $11.2 million (including non-cash amortization of debt discount of $2.2 million and $2.6 million) for the nine months ended September 30, 2009 and 2008, respectively. The exchangeable notes bear interest at a contractual rate of 4.00% per annum. The exchangeable notes had an effective interest rate of 5.68% for the three months ended September 30, 2009, including the impact of the debt discount amortization.

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

As of September 30, 2009, the if-converted value of the exchangeable notes did not exceed their principal amounts because the market value of the Company’s common shares was less than $54.64, and therefore, the conversion feature of the exchangeable notes had no value.

In October 2009, the Company repurchased $35.0 million in aggregate principal amount of its exchangeable notes in exchange for 1.3 million common shares, with a fair market value of $9.9 million, and $13.3 million in cash. The Company will record a gain on extinguishment of debt of $9.9 million in the fourth quarter of 2009. In connection with the repurchase, the Company retired an aggregate of $1.8 million of deferred financing costs and debt discount.

In September 2009, the Company repurchased $12.0 million in aggregate principal amount of its exchangeable notes for $7.2 million in cash. The Company recorded a gain on extinguishment of debt of $4.2 million in the third quarter of 2009. In connection with the repurchase, the Company retired an aggregate of $0.6 million of deferred financing costs and debt discount.

In June 2009, the Company repurchased $25.0 million in aggregate principal amount of its exchangeable notes in exchange for 3.0 million common shares with a fair market value of $15.0 million, resulting in a gain on extinguishment of debt of $8.5 million. In connection with the repurchase, the Company retired an aggregate of $1.4 million of deferred financing costs and debt discount.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

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

Mortgage Activity

In September 2009, the Company entered into a $20.0 million mortgage loan secured by Northeast Tower Center in Philadelphia, Pennsylvania. The mortgage loan provided for a variable interest rate of 2.75% plus the greater of three-month LIBOR or 4.50% and a term of two years, with two one-year option extensions. This mortgage loan was repaid in October 2009 in connection with the Company’s sale of a controlling interest in Northeast Tower Center.

In June 2009, the Company made a principal payment of $2.4 million and exercised its first one-year renewal option on the mortgage loan at the One Cherry Hill Plaza office building in Cherry Hill, New Jersey.

In June 2009, the Company entered into a $38.0 million mortgage loan that is secured by Lycoming Mall in Pennsdale, Pennsylvania. The outstanding principal balance on the loan as of September 30, 2009 was $28.0 million. The mortgage loan has a fixed interest rate of 6.84% and a term of five years. In October 2009, the Company drew an additional $5.0 million.

In June 2009, the Company entered into a $10.0 million construction loan that is secured by Pitney Road Plaza, an operating power center with development activity located in Lancaster, Pennsylvania. The outstanding balance as of September 30, 2009 was $5.9 million. The construction loan has a variable interest rate of 2.50% over three-month LIBOR with a floor of 5.00%, during the construction period and a term of one year with a six-month extension option for the construction period. The Company also has an option to convert the loan to a two-year loan at the end of the construction period. The loan is interest only during the construction period.

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

In January 2009, the Company repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania.

Fair Value of Financial Instruments

In June 2009, the Company adopted new accounting guidance that require disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements, and amends previous accounting guidance by requiring disclosures in summarized financial information at interim reporting periods. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates, recent market transactions, or credit spreads consistent with the maturity of the debt obligation with similar credit features. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt were $2,648.4 million and $2,367.0 million, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt were $2,560.4 million and $2,304.7 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

6. CASH FLOW INFORMATION

Cash paid for interest was $93.4 million (net of capitalized interest of $4.6 million) and $84.8 million (net of capitalized interest of $11.6 million) for the nine months ended September 30, 2009 and 2008, respectively.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Non-Cash Activities

In connection with the acquisition of partnership interests in BCA in the first quarter of 2008, the Company consolidated an $8.0 million mortgage loan. Accrued construction expenses decreased $21.1 million in the nine months ended September 30, 2009, representing a non-cash increase in construction in progress.

In June 2009, the Company repurchased $25.0 million in aggregate principal amount of its exchangeable notes in exchange for 3.0 million common shares with a fair market value of $15.0 million.

In February 2008, the Company acquired a 0.1% general partner interest and a 49.8% limited partner interest in BCA for $3.9 million. In June 2009, the Company acquired an additional 49.9% of the limited partner interest in BCA for 140,745 OP Units with a value of $3.8 million as of the first closing in February 2008 and a nominal cash amount, pursuant to a put/call arrangement.

7. RELATED PARTY TRANSACTIONS

Bala Cynwyd Associates, L.P.

In January 2008, the Operating Partnership and another subsidiary of the Company entered into a Contribution Agreement with BCA, City Line Associates (“CLA”), Ronald Rubin, George F. Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. BCA entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George F. Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) own 100% of CLA, a limited partnership that owned 50% of BCA immediately prior to closing. Each of Ronald Rubin and George F. Rubin owns 40.53% of the partnership interests in CLA, and Joseph Coradino owns 3.16% of the partnership interests. Immediately prior to the closing, BCA redeemed 50% of its partnership interests, which were held by a third party. At the initial closing under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, the Company made a capital contribution to BCA of $3.9 million.

In June 2009, the Company acquired an additional 49.9% of the limited partner interest in BCA from the Individuals for 140,745 OP Units and a nominal cash amount, pursuant to a put/call arrangement. A third closing is expected to occur pursuant to a put/call agreement approximately one year after the second closing, at which time the remaining 0.2% interest in BCA will be acquired by the Company from the Individuals in exchange for 564 OP Units and a nominal cash amount. None of Ronald Rubin, George F. Rubin or Joseph Coradino received any consideration from the Company in connection with the first closing.

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

Other

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have direct or indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company’s base rent is $1.4 million per year during the first five years of the office lease and $1.5 million during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended September 30, 2009 and 2008, respectively, and $1.2 million for each of the nine months ended September 30, 2009 and 2008, respectively.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company did not incur any expenses in the first nine months of 2009 for this service. The Company paid $0.1 million in the three months ended September 30, 2008, and $0.2 million in the nine months ended September 30, 2008 for flight time used by employees on Company-related business.

8. COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with its current development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2009, the remainder to be paid against such contractual and other commitments was $14.6 million.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and caps as part of its interest rate risk management strategy. The Company’s outstanding derivatives have been designated as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Other (expenses) income, net.” The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The Company’s derivative assets are recorded in “Fair value of derivative assets.” The Company’s derivative liabilities are recorded in “Fair value of derivative liabilities.”

During the three and nine months ended September 30, 2009, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During the three and nine months ended September 30, 2009, the Company recorded no amounts associated with hedge ineffectiveness in earnings. During the nine months ended September 30, 2008, the Company recorded a gain due to hedge ineffectiveness of $2.0 million.

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $15.6 million would be reclassified as an increase to interest expense in connection with derivatives.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

The following table summarizes the terms and fair values of the Company’s interest rate swap and cap derivative instruments at September 30, 2009 and December 31, 2008. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at September 30, 2009(1)	Fair Value at December 31, 2008(1)	Balance Sheet Location	Interest Rate(2)	Maturity Date
Interest Rate Swaps
$25.0 million	$(0.3) million	$(0.6) million	Fair value of derivative liabilities	2.86%	March 20, 2010
$75.0 million	(0.9) million	(1.7) million	Fair value of derivative liabilities	2.83%	March 20, 2010
$30.0 million	(0.4) million	(0.7) million	Fair value of derivative liabilities	2.79%	March 20, 2010
$40.0 million	(0.4) million	(0.8) million	Fair value of derivative liabilities	2.65%	March 22, 2010
$20.0 million	(0.4) million	(0.7) million	Fair value of derivative liabilities	3.41%	June 1, 2010
$45.0 million	(2.1) million	(2.8) million	Fair value of derivative liabilities	4.02%	June 19, 2011
$54.0 million	(2.4) million	(3.3) million	Fair value of derivative liabilities	3.84%	July 25, 2011
$65.0 million	(2.9) million	(4.7) million	Fair value of derivative liabilities	3.60%	September 9, 2013
$68.0 million	(3.2) million	(5.2) million	Fair value of derivative liabilities	3.69%	September 9, 2013
$56.3 million	(2.7) million	(4.4) million	Fair value of derivative liabilities	3.73%	September 9, 2013
$55.0 million	(1.1) million	(2.3) million	Fair value of derivative liabilities	2.90%	November 29, 2013
$48.0 million	(0.9) million	(2.0) million	Fair value of derivative liabilities	2.90%	November 29, 2013
Interest Rate Cap
$16.3 million	0.0 million	N/A	Fair value of derivative liabilities	2.50%	April 2, 2012

	$(17.7) million	$(29.2) million

(1)

As of September 30, 2009 and December 31, 2008, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2009 and December 31, 2008, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

The table below presents the effect of the Company’s derivative financial instruments on the Statement of Operations as of September 30, 2009.

Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Income Statement Location
Interest rate products
Loss recognized in OCI on derivatives (effective portion)	$(7.3) million	$(1.9) million	N/A
Gain reclassified from Accumulated OCI into income (effective portion)	$4.8 million	$13.7 million	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—	Interest expense

Credit-Risk-Related Contingent Features

The Company has agreements with some of its derivative counterparties that contain a provision pursuant to which, if the entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2009, the Company was not in default on any of its derivative obligations.

The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company’s loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2009, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk, related to these agreements was $17.7 million. As of September 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2009, it would have been required to settle its obligations under the agreements at their termination value (including accrued interest) of $22.3 million. The Company has not breached any of the provisions as of September 30, 2009.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, an entity establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Forward Starting Interest Rate Swaps

During the year ended December 31, 2008, the Company cash settled all of its forward-starting interest rate swaps with an aggregate notional amount of $400.0 million. The Company paid an aggregate of $16.5 million in cash to settle these swaps. The swaps were settled in anticipation of the Company’s issuance of long term debt. Accumulated other comprehensive loss as of September 30, 2009 includes a net loss of $13.5 million relating to forward-starting swaps that the Company has cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

Interest Rate Swaps and Cap

As of September 30, 2009, the Company had entered into 12 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 3.29% on a notional amount of $597.5 million maturing on various dates through November 2013.

The Company entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the Company’s 2008 issuances of variable interest rate long-term debt. The Company assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on September 30, 2009 and considered these swap agreements and cap agreement to be highly effective cash flow hedges. The Company’s interest rate swap agreements and cap agreement will be settled in cash.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

10. SUBSEQUENT EVENTS

In October 2009, the Company sold a controlling interest in Northeast Tower Center, a power center located in Philadelphia, Pennsylvania, for $30.4 million. The Company will record a gain of approximately $6.0 million from this transaction in the fourth quarter of 2009.

In November 2009, the Company entered into a one-year extension of the $34.3 million mortgage loan secured by Valley View Mall in La Crosse, Wisconsin, with two six-month extension options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2009, our portfolio consisted of a total of 55 properties in 13 states, including 38 shopping malls, 14 strip and power centers and three properties under development. The retail properties have a total of 34.9 million square feet. The retail properties we consolidate for financial reporting purposes have a total of 30.4 million square feet, of which we own 24.1 million square feet. The retail properties that are owned by unconsolidated partnerships with third parties have a total of 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.” In October 2009, we sold a controlling interest in Northeast Tower Center, a power center in Philadelphia, Pennsylvania.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of September 30, 2009, held a 94.9% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 52 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships or tenancy in common relationships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We hold our interest in three of our unconsolidated partnerships through tenancy in common arrangements. For each of these properties, title is held by us and another person or persons, and each has an undivided interest in the property. With respect to each of the three properties, under the applicable agreements between us and the other persons with ownership interests, we and such other persons have joint control because decisions regarding matters such as the sale, refinancing, expansion or rehabilitation of the property require the approval of both us and the other person (or at least one of the other persons) owning an interest in the property. Hence, we account for each of the properties using the equity method of accounting. The balance sheet items arising from these properties appear under the caption “Investments in partnerships, at equity.” The income statement items arising from these properties appears in “Equity in income of partnerships.”

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

Net loss was $10.1 million for the three months ended September 30, 2009, compared to $8.9 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, net loss was affected by decreased occupancy as a result of tenant bankruptcies and store closings in 2008 and 2009, increased depreciation and amortization as a result of redevelopment and development assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and properties placed in service, and increased property operating expenses compared to the three months ended September 30, 2008. The results of operations for the three months ended September 30, 2009 included gain on extinguishment of debt of $4.2 million and a gain on the sale of discontinued operations of $3.4 million.

Net loss was $25.9 million for the nine months ended September 30, 2009, compared to $15.8 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, net loss was affected by decreased revenue and occupancy as a result of tenant bankruptcies and store closings in 2008 and 2009, increased depreciation and amortization as a result of redevelopment and development assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and properties placed in service, and increased property operating expenses compared to the nine months ended September 30, 2008. The results of operations for the nine months ended September 30, 2009 included gain on extinguishment of debt of $14.0 million, a gain on the sale of discontinued operations of $3.4 million, and gains on the sales of real estate of $1.7 million. The results of operations for the nine months ended September 30, 2008 included a gain from hedging activities of $2.0 million.

CURRENT ECONOMIC DOWNTURN

We are subject to various risks and uncertainties in the ordinary course of business that could have adverse effects on our operating results and financial condition. The most significant external risks facing us today stem from the current downturn in the overall economy and challenging conditions in the capital and credit markets.

Substantially all of our revenue is generated from leases with retail tenants. The reduction in consumer spending as a result of declining consumer confidence and increasing unemployment has negatively affected, and might continue to negatively affect, the operations of many retail companies. Beginning in the second half of 2008 and continuing in 2009, the number of retail bankruptcies and store closings has increased. Retailers also have reduced the number of store openings planned for 2009 and 2010 due to these economic conditions. These conditions have caused, and might continue to cause, our occupancy rates, revenue and net income to decline.

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

Dispositions

In October 2009, we sold a controlling interest in Northeast Tower Center, a power center located in Philadelphia, Pennsylvania, for $30.4 million. We will record a gain of approximately $6.0 million from this transaction in the fourth quarter of 2009.

In August 2009, we sold Crest Plaza in Allentown, Pennsylvania for $15.8 million. We recorded a gain of $3.4 million from this sale.

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

Redevelopment and Development

We are engaged in the redevelopment of five of our consolidated properties. We might undertake redevelopment projects at additional properties in the future. These projects might include the introduction of residential, office or other uses to our properties. As of September 30, 2009, we had incurred $453.8 million of costs related to these five redevelopment properties. The total costs identified to date to complete these projects, net of tenant reimbursement and tax credits, are expected to be approximately $493.1 million in the aggregate, including amounts invested to date.

The following table sets forth the amount of our estimated total cost and the amounts invested as of September 30, 2009 in each redevelopment project:

Redevelopment Project	Estimated Project Cost(1)	Invested as of September 30, 2009
Cherry Hill Mall	$218.0 million	$209.9 million
Plymouth Meeting Mall	97.7 million	89.9 million
The Gallery at Market East	81.6 million	79.5 million
Voorhees Town Center	83.0 million	64.0 million
Wiregrass Commons Mall	12.8 million	10.5 million

	$493.1 million	$453.8 million

(1)	The estimated project cost is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.

We are engaged in the development of three mixed use and other projects that we believe meet the financial hurdles that we apply, given economic, market and other circumstances, although we do not expect to make material investments in these projects in the short term. We also own and manage one property that is now operating while some remaining development takes place. As of September 30, 2009, we had incurred $91.2 million of costs related to these development projects. We will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be restricted by the partnership agreement or the covenants contained in our Credit Facility, which limit our involvement or flexibility in such projects.

We generally seek to develop these projects in areas that we believe evidence the likelihood of supporting additional retail development and have desirable population or income trends, and where we believe the projects have the potential for strong competitive positions. We will consider other uses of a property that would have synergies with our retail development and redevelopment based on several factors, including local demographics, market demand for other uses such as residential and office, and applicable land use regulations. In recent quarters, we generally had several development projects under way at one time. These projects were typically in various stages of the development process. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing. We monitor our developments closely, including costs and tenant interest.

The following table sets forth the amount of our estimated total cost and the amounts invested as of September 30, 2009 in each development project:

Development Project	Estimated Project Cost(1)	Invested as of September 30, 2009	Actual/Expected Initial Occupancy Date
Operating Property:
Pitney Road Plaza	$18.8 million	$14.1 million	2009
Development Properties:
White Clay Point(2)	To be determined	43.5 million	To be determined
Springhills	To be determined	32.9 million	To be determined
Pavilion at Market East(3)	To be determined	0.7 million	To be determined

$91.2 million

(1)	The estimated project cost is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.
(2)	Amount invested as of September 30, 2009 does not reflect an $11.8 million impairment charge we recorded in 2008.
(3)	The property is unconsolidated. The amount shown represents our share.

In connection with the redevelopment and development projects listed above and other projects ongoing at our other properties, we have made contractual and other commitments in the form of tenant allowances, lease termination amounts and contracts with general contractors and other professional service providers. We estimate that we will incur approximately $20.0 million during the remainder of 2009 and up to an additional $50.0 million, net of expected reimbursements, in 2010 and 2011, to fund our current development and redevelopment projects, including $14.6 million as to which we are contractually committed. While we expect that the expenditures related to our redevelopment and development projects listed in this report will continue through 2011, we believe that our construction in progress balance has peaked. Construction in progress represents the aggregate expenditures on projects less amounts placed in service. Generally, assets are placed in service upon substantial completion or when tenants begin occupancy and rent payments commence.

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

RELATED PARTY TRANSACTIONS

Bala Cynwyd Associates, L.P.

In January 2008, PREIT Associates and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates (“CLA”), Ronald Rubin, George F. Rubin, Joseph Coradino, and two other individuals to acquire all of the partnership interests in BCA. BCA entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George F. Rubin, Joseph Coradino and two other individuals (collectively, the “Individuals”) own 100% of CLA, a limited partnership that owned 50% of BCA immediately prior to closing. Each of Ronald Rubin and George F. Rubin owns 40.53% of the partnership interests in CLA, and Joseph Coradino owns 3.16% of the partnership interests. Immediately prior to the closing, BCA redeemed 50% of its partnership interests, which were held by a third party. At the initial closing under the Contribution Agreement and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, we made a capital contribution to BCA in an approximate amount of $3.9 million.

In June 2009, a second closing occurred in which we acquired an additional 49.9% of the limited partner interest in BCA from the Individuals for 140,745 OP Units and a nominal cash amount. A third closing is expected to occur pursuant to a put/call agreement approximately one year after the second closing, at which time we will acquire the remaining interest in BCA from the Individuals in exchange for 564 OP Units and a nominal cash amount. None of Ronald Rubin, George F. Rubin or Joseph Coradino received any consideration from us in connection with the first closing.

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

Other

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2009 and 2008, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”). Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. Our base rent is $1.4 million per year during the first five years of the office lease and $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended September 30, 2009 and 2008, and $1.2 million for each of the nine months ended September 30, 2009 and 2008.

We use an airplane in which Ronald Rubin owns a fractional interest. We did not incur any expenses in the first nine months of 2009 for this service. We paid $0.1 million in the three months ended September 30, 2008, and $0.2 million in the nine months ended September 30, 2008 for flight time used by employees on Company-related business.

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

The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2009 and 2008, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. See our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.

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

As a preliminary indicator to determine if the carrying value of a property might not be recovered by undiscounted cash flows, we utilized a five-year planning model based on existing tenants, expectations about future rental activity and expense levels. For periods beyond the five-year model, we assumed a 2.0% rate of growth for cash flows over the estimated useful lives of the individual properties, which is lower than the historical assumed growth rate utilized because of the current economic conditions. As a result of this test, we did not identify any properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired.

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

Application of New Accounting Standards

The Financial Accounting Standards Board recently amended its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the company’s economic performance.

b.	The obligation to absorb losses of the company that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the first annual reporting period that begins after November 15, 2009 and, accordingly, we will reevaluate our interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities. We are currently evaluating the impact that this guidance will have on our financial statements.

RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Overview

Our results in recent periods have been significantly affected by challenging conditions in the economy and by ongoing redevelopment initiatives that were in various stages at several of our consolidated mall properties. While we might undertake a redevelopment project to maximize the long-term performance of the property, in the short term, the operations and performance of the property, as measured by occupancy and net operating income, can be negatively affected by the project. For the three and nine months ended September 30, 2009, net loss was affected by decreased occupancy as a result of tenant bankruptcies and store closings in 2008 and 2009, increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense primarily as a result of a higher aggregate debt balance and properties placed in service, and increased property operating expenses compared to the three and nine months ended September 30, 2008. Results for the three and nine months ended September 30, 2009 included gains on extinguishment of debt, gains on sales of real estate, and a gain on the sale of discontinued operations.

The table below sets forth certain occupancy statistics as of September 30, 2009 and 2008:

	Occupancy as of September 30,
	Consolidated		Partnership(1)
	2009	2008	2009	2008
Retail portfolio weighted average:
Total excluding anchors	84.1%	87.0%	87.4%	92.9%
Total including anchors	89.2%	89.2%	90.8%	95.0%
Enclosed malls weighted average:
Total excluding anchors	83.4%	86.0%	89.9%	92.4%
Total including anchors	88.7%	88.5%	92.0%	94.0%
Strip and power centers weighted average	94.1%	98.7%	90.1%	95.5%

(1)	Owned by partnerships in which we own a 50% interest.

The following information sets forth our results of operations for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		% Change
(in thousands of dollars)	2009	2008	2008 to 2009
Revenue	$113,666	$114,736	(1)%
Property operating expenses	(48,729)	(47,640)	2%
Depreciation and amortization	(41,702)	(38,270)	9%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(9,783)	(10,675)	(8)%
Interest expense, net	(33,589)	(29,329)	15%
Gain on extinguishment of debt	4,167	—	—
Equity in income of partnerships	2,355	2,169	9%
Income from discontinued operations	3,496	149	—

Net loss	$(10,119)	$(8,860)	14%

The following information sets forth our results of operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		% Change
(in thousands of dollars)	2009	2008	2008 to 2009
Revenue	$339,535	$342,844	(1)%
Property operating expenses	(141,646)	(136,805)	4%
Depreciation and amortization	(122,243)	(110,958)	10%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(29,104)	(33,592)	(13)%
Interest expense, net	(99,346)	(83,413)	19%
Gain on extinguishment of debt	13,971	—	—
Equity in income of partnerships	7,531	5,738	31%
Gains on sales of real estate	1,654	—	—
Income from discontinued operations	3,788	435	—

Net loss	$(25,860)	$(15,751)	64%

The amounts reflected as net loss in the tables above reflect our consolidated properties. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Revenue

Real estate revenue decreased by $0.5 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Real estate revenue increased $1.1 million from two properties under development during 2008 that are now placed in service. Real estate revenue from properties that were owned by us prior to July 1, 2008 decreased by $1.6 million, primarily due to decreases of $1.6 million in expense reimbursements, $0.4 million in other revenue and $0.1 million in percentage rent. These decreases were partially offset by an increase of $0.5 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent. These changes in real estate revenue are explained below in further detail.

Expense reimbursements decreased by $1.6 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. In addition to being affected by store closings, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent. We are also experiencing rental concessions made to tenants affected by our redevelopment activities, to tenants experiencing financial difficulties, as well as rental concessions driven by conditions in the economy.

Other revenue decreased by $0.4 million, primarily due to a $0.3 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding $0.3 million decrease in marketing expense. Marketing revenue is generally recognized in tandem with marketing expense. Percentage rent decreased by $0.1 million due to a decrease in tenant sales compared to the three months ended September 30, 2008. This decrease was also partially due to a trend in certain leases toward slightly higher minimum rent and higher thresholds at which percentage rent begins.

Base rent increased by $0.5 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Base rent at Cherry Hill Mall, Voorhees Town Center and Plymouth Meeting Mall, three of our current redevelopment projects, increased by $0.9 million, $0.4 million and $0.2 million, respectively, due to increased occupancy from newly opened tenants. Base rent at Sunrise Plaza, a development project that opened in October 2007, increased by $0.2 million due to increased occupancy from tenants that opened new stores. Partially offsetting these increases, base rent decreased by $1.3 million due to 67 store closings and liquidations associated with tenant bankruptcy filings during 2008 and 2009. As of September 30, 2009, 13 of the 67 stores have been leased to new tenants.

Interest and other income decreased by $0.6 million, or 41%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to lower interest rates on excess cash investments and non-recurring development fees and leasing commissions recorded in 2008.

Real estate revenue decreased by $1.7 million, or 1%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Real estate revenue in the nine months ended September 30, 2009 was significantly affected by tenant bankruptcies and store closings, resulting in lower occupancy and expense reimbursements and higher bad debt expense compared to the nine months ended September 30, 2008. Real estate revenue from two properties that were under development during 2008 that are now placed in service increased by $3.0 million, and real estate revenue from One Cherry Hill Plaza (office building acquired in February 2008) increased by $0.1 million. Real estate revenue from properties that were owned by us prior to January 1, 2008 decreased by $4.8 million, primarily due to decreases of $1.4 million in expense reimbursements, $1.1 million in percentage rent, $1.0 million in lease termination revenue, $0.9 million in other revenue and $0.4 million in base rent. These changes in real estate revenue are explained below in further detail.

Expense reimbursements decreased by $1.4 million in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. In addition to being affected by store closings, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent. We are also experiencing rental concessions made to tenants affected by our redevelopment activities, to tenants experiencing financial difficulties as well as rental concessions driven by conditions in the economy.

Percentage rent decreased by $1.1 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a decrease in tenant sales. This decrease was also partially due to a trend in certain leases toward slightly higher minimum rent and higher thresholds at which percentage rent begins. Lease termination revenue decreased by $1.0 million, primarily due to $1.4 million received from one tenant in the nine months ended September 30, 2008. Other revenue decreased by $0.9 million, primarily due to a $0.6 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding $0.6 million decrease in marketing expense. Marketing revenue is generally recognized in tandem with marketing expense.

Base rent decreased by $0.4 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Base rent decreased by $4.4 million due to 67 store closings and liquidations associated with tenant bankruptcy filings during 2008 and 2009. As of September 30, 2009, 13 of the 67 stores have been leased to new tenants. Partially offsetting these decreases, base rent at Voorhees Town Center, Cherry Hill Mall and Plymouth Meeting Mall, three of our current redevelopment projects, increased by $1.5 million, $1.0 million and $0.7 million, respectively, due to increased occupancy from newly opened tenants. Base rent at Sunrise Plaza, a development project that opened in October 2007, increased by $0.5 million due to increased occupancy from newly opened tenants.

Interest and other income decreased by $1.6 million, or 43%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to lower interest rates on excess cash investments and non-recurring development fees and leasing commissions recorded in 2008.

Operating Expenses

Operating expenses increased by $1.1 million, or 2%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Operating expenses increased $0.3 million from two properties under development during 2008 that are now placed in service. Operating expenses from properties that were owned by us prior to July 1, 2008 increased by $0.8 million, primarily due to a $1.0 million increase in real estate tax expense and a $0.4 million increase in common area maintenance expense. These increases were partially offset by a $0.4 million decrease in other operating expenses and a $0.2 million decrease in non-common area utility expense.

Real estate tax expense increased by $1.0 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties. Common area maintenance expenses increased by $0.4 million, primarily due to increases of $0.2 million in repairs and maintenance expense and $0.2 million in loss prevention expense. These increases were due primarily to stipulated annual contractual increases. Partially offsetting these increases were a $0.4 million decrease in other property operating expenses and a $0.2 million decrease in non-common area utility expense. The decrease in other property operating expenses was primarily due to a $0.3 million decrease in marketing expense. The decrease in marketing expense was offset by a corresponding $0.3 million decrease in marketing revenue.

Operating expenses increased by $4.8 million, or 4%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Operating expenses increased $0.8 million from two properties under development during 2008 that are now placed in service and $0.2 million from a property we acquired in February 2008. Operating expenses from properties that were owned by us prior to January 1, 2008 increased by $3.8 million, primarily due to a $2.5 million increase in real estate tax expense, a $1.8 million increase in common area maintenance expense and a $0.2 million increase in other operating expenses. These increases were partially offset by a $0.7 million decrease in non-common area utility expense.

Real estate tax expense increased by $2.5 million primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties. Common area maintenance expenses increased by $1.8 million in the nine months ended September 30, 2009 primarily due to increases of $0.9 million in repairs and maintenance, $0.5 million in snow removal expense and $0.4 million in loss prevention expense. Snowfall amounts at our properties located in Pennsylvania and New Jersey increased during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Repairs and maintenance expense and loss prevention expense increased due primarily to stipulated annual contractual increases. Other property operating expenses increased by $0.2 million, primarily due to a $1.5 million increase in bad debt expense, partially offset by a $0.6 million decrease in marketing expense, a $0.3 million decrease in non-common area maintenance expense and a $0.2 million decrease in legal fee expense. The increase in bad debt expense was affected by $0.7 million associated with ten tenant bankruptcy filings during the nine months ended September 30, 2009. Partially offsetting these increases was a $0.7 million decrease in non-common area utility expense, including a $0.3 million decrease at Cherry Hill Mall and a $0.3 million decrease at Voorhees Town Center due to a combination of lower utility rates and lower consumption resulting from newly installed equipment.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.4 million, or 9%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Depreciation and amortization expense from properties that we owned prior to July 1,

2008 increased by $3.0 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that are now placed in service. We placed assets with an aggregate basis of $317.0 million in service from September 30, 2008 to September 30, 2009. Depreciation and amortization increased $0.4 million from two properties under development during 2008 that are now placed in service.

Depreciation and amortization expense increased by $11.3 million, or 10%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Depreciation and amortization expense from properties that we owned prior to January 1, 2008 increased by $10.3 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that are now placed in service. Depreciation and amortization increased $1.2 million from two properties under development during 2008 that are now placed in service and decreased $0.2 million from One Cherry Hill Plaza (acquired February 2008).

General and Administrative Expenses, Abandoned Project Costs, Income Taxes and Other Expenses

General and administrative expenses, abandoned project costs, income taxes and other expenses decreased by $0.9 million, or 8%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease was due in part to a $0.5 million decrease in compensation costs, due to a reduction in headcount and lower incentive compensation costs. Other general and administrative expenses decreased by $0.4 million, primarily due to lower travel costs, professional fees and other miscellaneous expenses.

General and administrative expenses, abandoned project costs, income taxes and other expenses decreased by $4.5 million, or 13%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decrease was due in part to a $1.2 million decrease in abandoned project costs. This decrease was also driven by a $1.5 million decrease in compensation costs, due to a reduction in headcount and lower incentive compensation costs. Other general and administrative expenses decreased by $1.8 million, primarily due to lower convention expenses, travel costs, and function expenses.

Interest Expense

Interest expense increased by $4.3 million, or 15%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase resulted in part from a higher aggregate debt balance. In addition, we placed assets with an aggregate cost basis of $317.0 million in service from September 30, 2008 to September 30, 2009. Interest on these assets was capitalized during construction periods and was expensed during periods after the improvements were placed in service.

Interest expense increased by $15.9 million, or 19%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase resulted in part from a higher aggregate debt balance and assets placed in service in the past twelve months as stated above. Also, interest expense in the nine months ended September 30, 2008 was reduced by $2.0 million as a result of a gain from hedging activities.

Gain on Extinguishment of Debt

During the three months ended September 30, 2009, we repurchased a total of $12.0 million in aggregate principal amount of our exchangeable notes in a privately negotiated transaction for a purchase price of $7.2 million in cash, which resulted in a gain on extinguishment of debt of $4.2 million. In connection with the repurchase, we retired an aggregate of $0.6 million of deferred financing costs and debt discount.

During the nine months ended September 30, 2009, we repurchased a total of $39.1 million in aggregate principal amount of our exchangeable notes in privately-negotiated transactions for an aggregate purchase price of $8.0 million in cash and 3.0 million shares, which resulted in a gain on extinguishment of debt of $14.0 million. In connection with the repurchases, we retired an aggregate of $2.2 million of deferred financing costs and debt discount.

Equity in Income of Partnerships

Equity in income of partnerships increased by $0.2 million, or 9%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase was primarily due to a $0.4 million decrease in mortgage interest expense, a $0.2 million decrease in property operating expenses and a $0.1 million decrease in depreciation and amortization expense, offset by a $0.5 million decrease in revenue.

Equity in income of partnerships increased by $1.8 million, or 31%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily due to a $2.5 million decrease in interest expense and a $0.1 million decrease in depreciation and amortization expense, offset by a $0.5 million decrease in revenue and a $0.3 million increase in property operating expenses.

Discontinued Operations

We have presented the operating results of Crest Plaza, which was sold in August 2009, as discontinued operations.

Property operating results, gain on sale of discontinued operations and related noncontrolling interest for Crest Plaza for the periods presented were as follows:

(in thousands of dollars)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Property operating results of Crest Plaza	$98	$149	$390	$435
Gain on sale of Crest Plaza	3,398	—	3,398	—

Income from discontinued operations	$3,496	$149	$3,788	$435

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

The following table presents net operating income results for the three months ended September 30, 2009 and 2008. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our noncontrolling partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or that were placed into service during the periods presented:

	Same Store			Non Same Store			Total
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Real Estate Revenue	$120,105	$122,142	(2)%	$2,069	$1,068	94%	$122,174	$123,210	(1)%
Property Operating Expenses	(50,781)	(50,270)	1%	(859)	(509)	69%	(51,640)	(50,779)	2%

Net Operating Income	$69,324	$71,872	(4)%	$1,210	$559	116%	$70,534	$72,431	(3)%

Total net operating income decreased by $1.9 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Same Store net operating income decreased by $2.5 million in the three months ended September 30,

2009 compared to the three months ended September 30, 2008. Non Same Store net operating income increased by $0.6 million. See “Results of Operations—Revenue” and “—Property Operating Expenses” for further discussion of these variances.

The following table presents net operating income results for the nine months ended September 30, 2009 and 2008. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our noncontrolling partnership investments under the equity method of accounting. Property operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of or that were placed into service during the periods presented:

	Same Store			Non Same Store			Total
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Real Estate Revenue	$360,181	$365,287	(1)%	$6,083	$3,228	88%	$366,264	$368,515	(1)%
Property Operating Expenses	(148,089)	(144,243)	3%	(2,513)	(1,572)	60%	(150,602)	(145,815)	3%

Net Operating Income	$212,092	$221,044	(4)%	$3,570	$1,656	116%	$215,662	$222,700	(3)%

Total net operating income decreased by $7.0 million in the nine months ended September 30, 2009 compared to nine months ended September 30, 2008. Same Store net operating income decreased by $8.9 million in nine months ended September 30, 2009 compared to nine months ended September 30, 2008. Non Same Store net operating income increased by $1.9 million. See “Results of Operations—Revenue” and “—Property Operating Expenses” for further discussion of these variances.

The following information is provided to reconcile net loss to net operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of dollars)	2009	2008	2009	2008
Net loss	$(10,119)	$(8,860)	$(25,860)	$(15,751)
Depreciation and amortization
Wholly owned and consolidated partnerships	41,702	38,270	122,243	110,958
Unconsolidated partnerships	1,983	1,970	6,056	5,987
Discontinued operations	105	166	440	497
Interest expense, net
Wholly owned and consolidated partnerships	33,589	29,329	99,346	83,413
Unconsolidated partnerships	1,918	2,351	5,448	7,667
General and administrative expenses, abandoned project costs, income taxes and other expenses	9,783	10,675	29,104	33,592
Gain on extinguishment of debt	(4,167)	—	(13,971)	—
Gains on sales of real estate	—	—	(1,654)	—
Gain on sale of discontinued operations	(3,398)	—	(3,398)	—
Interest and other income	(862)	(1,470)	(2,092)	(3,663)

Property net operating income	$70,534	$72,431	$215,662	$222,700

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

FFO was $29.8 million for the three months ended September 30, 2009, a decrease of $1.1 million, or 4%, compared to $30.9 million for the three months ended September 30, 2008. FFO per diluted share decreased $0.08 per diluted share to $0.67 per diluted share for the three months ended September 30, 2009, compared to $0.75 per diluted share for the three months ended September 30, 2008. The per diluted share amounts reflect the issuance through September 30, 2009 of shares primarily in connection with the repurchase of exchangeable notes.

FFO was $96.9 million for the nine months ended September 30, 2009, a decrease of $2.8 million, or 3%, compared to $99.7 million for the nine months ended September 30, 2008. FFO per diluted share decreased $0.14 per diluted share to $2.29 per diluted share for the nine months ended September 30, 2009, compared to $2.43 per diluted share for the nine months ended September 30, 2008. The per diluted share amounts reflect the issuance through September 30, 2009 of shares primarily in connection with the repurchase of exchangeable notes.

The shares used to calculate FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net loss to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	Three Months Ended September 30, 2009	Per share (including OP Units)	Three Months Ended September 30, 2008	Per share (including OP Units)
Net loss	$(10,119)	$(0.22)	$(8,860)	$(0.22)
Gain on sale of discontinued operations	(3,398)	(0.08)	—	—
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	41,220	0.93	37,601	0.92
Unconsolidated partnerships (1)	1,983	0.04	1,970	0.05
Discontinued operations	105	—	166	—

Funds from operations (2)	$29,791	$0.67	$30,877	$0.75

Weighted average number of shares outstanding	42,195		38,840
Weighted average effect of full conversion of OP Units	2,329		2,238
Effect of common share equivalents	—		12

Total weighted average shares outstanding, including OP Units	44,524		41,090

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $0.5 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively.

(in thousands of dollars)	Nine Months Ended September 30, 2009	Per share (including OP Units)	Nine Months Ended September 30, 2008	Per share (including OP Units)
Net loss	$(25,860)	$(0.61)	$(15,751)	$(0.38)
Gain on sale of interest in operating real estate (1)	(923)	(0.02)	—	—
Gain on sale of discontinued operations	(3,398)	(0.08)	—	—
Depreciation and amortization:
Wholly owned and consolidated partnerships (2)	120,604	2.85	108,986	2.66
Unconsolidated partnerships (2)	6,056	0.14	5,987	0.14
Discontinued operations	440	0.01	497	0.01

Funds from operations (3)	$96,919	$2.29	$99,719	$2.43

Weighted average number of shares outstanding	40,144		38,781
Weighted average effect of full conversion of OP Units	2,248		2,239
Effect of common share equivalents	—		18

Total weighted average shares outstanding, including OP Units	42,392		41,038

(1)	Includes $0.2 million from the June 2009 land parcel sale at Woodland Mall and $0.7 million from the operating portion of the June 2009 land parcel sale at North Hanover Mall.
(2)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(3)	Includes the non-cash effect of straight-line rent of $1.2 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and in the section entitled “Item 1A. Risk Factors” in Part II of this report. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the three months ended September 30, 2009 were $25.5 million, following two reductions in the amount of our quarterly dividend. The following are some of the factors that could affect our cash flows and require the funding of future distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

We have historically used a substantial amount of debt to finance our business, and we have relied primarily on new borrowings to fund our redevelopment and development projects. We estimate that we will incur approximately $20.0 million during the remainder of 2009, and up to an additional $50.0 million, net of expected reimbursements, in 2010 and 2011, to fund our current redevelopment and development projects, including $14.6 million as to which we are contractually committed.

As of September 30, 2009, $485.0 million was outstanding under the Credit Facility, which matures March 20, 2010. In addition, we have pledged $3.0 million under the Credit Facility as collateral for letters of credit. The unused portion of the Credit Facility that was available to us on September 30, 2009 was $12.0 million. We have agreed upon a non-binding term sheet with the lead bank in the Credit Facility and the senior unsecured term loan (“Term Loan”) to refinance such debt. The term sheet is subject to review and approval by the members of the Credit Facility bank group, which might or might not be obtained, or which might only be obtained following changes to the term sheet. Even if a term sheet is accepted by all of the members of the bank group, we might or might not be successful in negotiating satisfactory definitive documents.

Management believes that it will be able to reach an agreement with the bank group with respect to a refinancing of the Credit Facility and Term Loan. This belief is subject to risks and uncertainties that could cause actual events to differ, including: risks arising from a further downturn in economic or retail industry conditions, including unemployment, decreased consumer confidence and consumer spending, which particularly affect retail REITs like us; risks arising from disruptions in the capital and credit markets, which might affect our ability to obtain other debt or equity capital or the banks’ abilities to extend credit; the risk of a real or perceived decline in the value of our properties; risks arising from our substantial indebtedness, the level of our cash flows, our ability to comply with debt agreement covenants, and perceptions of our creditworthiness, which might affect our continuing attractiveness as a borrower and the banks’ willingness to further extend credit; and other risks, including individual bank group members declining to approve a term sheet or definitive documents, which could inhibit the execution of a comprehensive agreement. In addition, see those risks discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, in the section entitled “Item 1A. Risk Factors” in Part II of this report, and our other filings with the Securities and Exchange Commission.

We expect to satisfy our remaining 2009 capital requirements for redevelopment and development projects and debt maturities through existing cash balances, as well as through borrowings under our Credit Facility, extensions of the maturity dates of existing indebtedness, additional borrowings secured by certain select properties and operating cash flow. We expect to continue to use some or all of these methods to meet our capital requirements in early 2010, assuming we refinance our Credit facility and Term Loan, and subject to any restrictions that we may agree to in connection with any such refinancing. Given the continued weakness of the credit markets and our current financial position and results of operations, there is no assurance that we will be able to refinance our Credit Facility, Term Loan or other existing debt. Even if we are able to refinance our Credit Facility and Term Loan, we may not be able to obtain the additional capital necessary to satisfy our obligations or requirements going forward, and our possible actions to secure additional capital might be subject to restrictions in applicable debt obligations, including restrictions on asset sales or the use of proceeds from other transactions. We may seek to raise capital through the public or private issuance of equity or debt securities. However, while we may seek to sell equity or unsecured debt securities, continued uncertainty in the capital markets may make it difficult for us to issue securities on terms that are favorable to us, if at all, and any such issuance of equity securities would likely be dilutive to existing shareholders. We might also seek to satisfy, subject to restrictions in applicable debt obligations, our long-term capital requirements through the formation of joint ventures with institutional partners, private equity investors or other REITs, or through a combination of some or all of the alternatives that may be available to us. We expect that other long-term capital requirements for which commitments have not previously been made, including any future redevelopment and development projects, renovations, expansions, property and portfolio acquisitions and other non-recurring capital improvements, may be deferred until such time as capital or financing can be obtained on terms we find acceptable.

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

The weighted average effective interest rate based on amounts borrowed was 1.96% for the three months ended September 30, 2009. The weighted average interest rate on outstanding Credit Facility borrowings at September 30, 2009 was 1.65% (LIBOR plus 1.40%).

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

The Credit Facility contains affirmative and negative covenants and requirements customarily found in facilities of this type, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2008, and which have not changed since that date. As of September 30, 2009, we were in compliance with all of these covenants. The financial covenants under the Credit Facility require, among other things, that our leverage ratio, as defined in the Credit Facility, be less than 65%, provided that this leverage ratio can be exceeded for one period of two consecutive quarters, but may not exceed 70%, and that we meet certain other debt yield, interest coverage and fixed charge ratios. Compliance with each of these ratios is dependent upon our financial performance. The leverage ratio is based, in part, on applying a capitalization rate to our net operating income. Based on this calculation method, decreases in net operating income would result in an increased leverage ratio, even if overall debt levels remain constant. The leverage ratio was 66.1% at the end of the quarter ended September 30, 2009. The quarter ended September 30, 2009 was the first quarter that the ratio exceeded 65%. The financial covenants also require that the minimum debt yield ratio, as defined in the Credit Facility, be greater than 9.75%, provided that this ratio can be less than 9.75% for one period of two consecutive quarters, but may not be below 9.25%. The minimum debt yield ratio was 9.74% for the quarter ended September 30, 2009. The quarter ended September 30, 2009 was the first quarter that the ratio was less than 9.75%

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of our obligations in connection with the Credit Facility immediately due and payable, and the commitments of the lenders to make further loans under the Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PREIT Associates, PRI or any material subsidiary, all outstanding amounts will automatically become immediately due and payable and the commitments of the lenders to make further loans will automatically terminate.

Senior Unsecured Term Loan

In September 2008, we borrowed an aggregate of $170.0 million under our Term Loan agreement with a stated interest rate of 2.50% above LIBOR. Also in September 2008, we swapped the floating interest rate on $130.0 million of the Term Loan balance to a fixed rate of 5.33%, effective October 1, 2008. In October 2008, we swapped the floating interest rate on the remaining $40.0 million of the Term Loan balance to a fixed rate of 5.15%. The weighted average effective interest rate for the three months ended September 30, 2009 based on amounts borrowed was 5.92%. The weighted average interest rate on amounts outstanding at September 30, 2009 was 5.29%.

The Term Loan contains the same covenants as those contained in our Credit Facility.

Exchangeable Notes

In May 2007, we, through PREIT Associates, completed the sale of $287.5 million aggregate principal amount of exchangeable notes due 2012 (“Exchangeable Notes”). The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under our Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes. The Exchangeable Notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of PREIT Associates. PREIT Associates’ obligations under the Exchangeable Notes are fully and unconditionally guaranteed by the Company. Through September 30, 2009 we repurchased $85.1 million in aggregate principal amount of the Exchangeable Notes, and there was $202.4 million outstanding as of September 30, 2009. In October 2009, we exchanged 1.3 million common shares and $13.3 million in cash for $35.0 million in Exchangeable Notes, leaving $167.4 million outstanding.

Mortgage Activity

In November 2009, we entered into a one-year extension of a $34.3 million mortgage loan secured by Valley View Mall in La Crosse, Wisconsin, with two six-month extension options.

In October 2009, Red Rose Commons Associates, LP entered into a $23.9 million mortgage loan that is secured by Red Rose Commons, located in Lancaster, Pennsylvania. We own an indirect 50% partnership interest in this entity. The mortgage loan has an initial term of two years, during which monthly payments of interest only are required. The loan bears interest at a variable rate of LIBOR plus 4.00% with a floor of 6.00% per annum. The proceeds from the mortgage loan were used to repay the previous mortgage, of which our share was $12.3 million, that was secured by Red Rose Commons.

In September 2009, we entered into a $20.0 million mortgage loan secured by Northeast Tower Center in Philadelphia, Pennsylvania. The mortgage loan had a variable interest rate of 2.75% plus the greater of 3-month LIBOR or 4.50% and a term of two years, with two one-year extension options. This loan was repaid in October 2009 in connection with the sale of a controlling interest in Northeast Tower Center.

In June 2009, we made a principal payment of $2.4 million and exercised the first one-year renewal option on the mortgage at the One Cherry Hill Plaza office building in Cherry Hill, New Jersey.

In June 2009, we entered into a $38.0 million mortgage loan that is secured by Lycoming Mall in Pennsdale, Pennsylvania. The outstanding principal balance on the loan as of September 30, 2009 was $28.0 million. The mortgage loan has a fixed interest rate of 6.84% and a term of five years. In October 2009, we drew an additional $5.0 million.

In June 2009, we entered into a $10.0 million construction loan that is secured by Pitney Road Plaza, a power center under development in Lancaster, Pennsylvania. The balance as of September 30, 2009 was $5.9 million. The construction loan has a variable interest rate of 2.5% over three-month LIBOR with a floor of 5.0% during the construction period and a term of one year with a six-month extension option for the construction loan period and an option to convert the loan to a two-year loan at the end of the construction period. The loan is interest only during the construction period.

In March 2009, we entered into a $16.3 million mortgage loan that is secured by New River Valley Center in Christiansburg, Virginia. The mortgage loan has a variable interest rate of LIBOR plus 3.25% with a minimum interest rate of 5.75%, and a term of three years and with two one-year extension options. The variable interest rate was capped to a fixed interest rate of 5.75% for the initial three year term of the loan.

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania.

The following table summarizes our financing activity for the nine months ended September 30, 2009:

(in thousands of dollars)	Mortgage Notes Payable	Credit Facility	Exchangeable Notes	Senior Unsecured Term Loan
Balance at January 1, 2009	$1,756,270	$400,000	$241,500	$170,000
Repayment of Palmer Park mortgage	(15,674)	—	—	—
Principal payment on One Cherry Hill Plaza mortgage	(2,384)	—	—	—
New River Valley Center mortgage	16,250	—	—	—
Northeast Tower Center mortgage (1)	20,000
Pitney Road Plaza construction financing	5,893	—	—	—
Lycoming Mall mortgage	28,000	—	—	—
Repurchase of exchangeable notes	—	—	(39,100)	—
Principal amortization	(12,736)	—	—	—
Credit Facility borrowings, net	—	85,000	—	—

Balance at September 30, 2009	$1,795,619	$485,000	$202,400	$170,000

(1)	This mortgage loan was repaid in October 2009 in connection with the sale of Northeast Town Center.

Derivatives

As of September 30, 2009, we had a total of 12 interest rate swap agreements and one interest rate cap agreement, as described in note 9 to our unaudited consolidated financial statements. The interest rate swap and cap agreements have an aggregate notional value of $597.5 million and mature on various dates through November 2013. We assessed the effectiveness of these swaps and cap as hedges at inception and on September 30, 2009 and considered these swaps and cap to be highly effective cash flow hedges. Our interest rate swaps are net settled monthly.

As of September 30, 2009, the aggregate estimated unrealized net loss attributed to these interest rate swaps was $17.7 million. The carrying amount of the derivative assets is reflected in “Fair value of derivative assets,” the associated liabilities are reflected in “Fair value of derivative liabilities,” and the net unrealized gain or loss is reflected in “Accumulated other comprehensive income (loss)” in the accompanying balance sheets.

Mortgage Notes

Mortgage notes payable, which are secured by 27 of our consolidated properties, are due in installments over various terms extending to the year 2017. Fifteen of the mortgage notes bear interest at a fixed rate and nine of the mortgage notes bear interest at variable rates that have been swapped to or capped at a fixed rate. These 24 mortgage notes have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.71% at September 30, 2009. We also have three properties with variable interest rate mortgages that had a weighted average interest rate of 5.81% at September 30, 2009. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage notes associated with our consolidated properties as of September 30, 2009.

	Payments by Period
(in thousands of dollars)	Total	Through December 31, 2009	2010-2011	2012-2013	2014 and later
Principal payments	$101,808	$4,627	$40,560	$32,143	$24,478
Balloon payments	1,693,811	34,335	149,346	777,694	732,436

Total	$1,795,619	$38,962	$189,906	$809,837	$756,914

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2009 for the periods presented:

(in thousands of dollars)	Total	Through December 31, 2009	2010-2011	2012-2013	2014 and later
Mortgages (1) (2)	$1,795,619	$38,962	$189,906	$809,837	$756,914
Interest on mortgages	496,054	51,548	196,986	153,639	93,881
Credit Facility (3)	485,000	—	485,000	—	—
Exchangeable notes	202,400	—	—	202,400	—
Interest on exchangeable notes	21,589	2,024	16,192	3,373	—
Senior unsecured term loan	170,000	—	170,000	—	—
Interest on term loan	4,566	2,283	2,283	—	—
Capital leases (4)	45	45	—	—	—
Operating leases	9,431	574	4,226	3,392	1,239
Ground leases	51,931	264	1,984	1,576	48,107
Redevelopment and development commitments (5)	14,571	14,145	426	—	—

Total	$3,251,206	$109,845	$1,067,003	$1,174,217	$900,141

(1)	Includes amounts reflected in the Mortgage Notes table above. Excludes the indebtedness of our unconsolidated partnerships.
(2)	Excludes debt premiums on mortgages and debt discount on Exchangeable Notes.
(3)	Excludes interest.
(4)	Includes interest.
(5)

The timing of the payment of these amounts is uncertain. We estimate that a significant portion of these amounts will be paid in the remainder of 2009, but situations could arise at these redevelopment and development projects that could delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $97.0 million for the nine months ended September 30, 2009 compared to $94.8 million for the nine months ended September 30, 2008.

Cash flows used for investing activities were $116.3 million for the nine months ended September 30, 2009 compared to $260.5 million for the nine months ended September 30, 2008. Investing activities for 2009 reflect investment in construction in progress of $122.1 million and real estate improvements of $15.9 million, all of which primarily relate to our development and redevelopment activities. Investing activities for 2009 also reflect proceeds of $20.9 million from the sale of real estate investments. Cash flows from investing activities for the nine months ended September 30, 2008 reflect investment in construction in progress of $225.9 million, real estate improvements of $23.7 million and real estate acquisitions of $12.7 million.

Cash flows provided by financing activities were $99.8 million for the nine months ended September 30, 2009 compared to $157.3 million for the nine months ended September 30, 2008. Cash flows provided by financing activities for the nine months ended September 30, 2009 were primarily affected by $70.1 million of proceeds from the mortgage loans on New River Valley Center, Pitney Road Plaza, Lycoming Mall, and Northeast Tower Center, as well as $85.0 million in borrowings from the Credit Facility and $10.1 million of contributions from noncontrolling interest. We used some of these proceeds to repay the $15.7 million mortgage note on Palmer Park Mall and to make a $2.4 million payment on the mortgage loan on One Cherry Hill Plaza. Cash flows from financing activities for the nine months ended September 30, 2009 were also affected by dividends and distributions of $25.5 million, principal installments on mortgage notes payable of $12.7 million, and payments of $7.9 million for the repurchase of exchangeable notes.

COMMITMENTS

At September 30, 2009, we had $14.6 million of unaccrued contractual obligations to complete current development and redevelopment projects. Total remaining costs for the particular projects with such commitments are $50.2 million. See “– Liquidity and Capital Resources – Capital Resources.”

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

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, power centers, lifestyle centers, strip centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location, rent charged and occupancy costs. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make, assuming that acceptable financing is available, and might also affect the occupancy and net operating income of such properties. Any such redevelopments, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	the current economic downturn and its effect on our existing and potential tenants and their ability to make and meet their obligations to us;

•

our ability to continue to comply with the requirements of our Credit Facility, and to renew or replace the full amount of our secured and unsecured indebtedness when it matures, including the Credit Facility and the Term Loan;

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in the section entitled “Item 1A. Risk Factors” in Part II of this report. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2009, our consolidated debt portfolio consisted primarily of $1,795.6 million in fixed and variable rate mortgage notes, excluding $3.0 million of mortgage debt premium, $485.0 million borrowed under our senior unsecured Credit Facility, which bears interest at a LIBOR rate plus an applicable margin, $170.0 million borrowed under our Term Loan, of which $130.0 million has been swapped to a fixed interest rate of 5.33% and the remaining $40.0 million has been swapped to a fixed interest rate of 5.15%, and exchangeable notes of $202.4 million, which bear interest at a fixed rate of 4.00%, excluding debt discount of $7.7 million.

Mortgage notes payable, which are secured by 27 of our consolidated properties, are due in installments over various terms extending to the year 2017. Fifteen of the mortgage notes bear interest at a fixed rate and nine of the mortgage notes bear interest at variable rates that have been swapped to or capped at a fixed rate. These 24 mortgage notes have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.80% at September 30, 2009. We also have three properties with variable interest rate mortgages that had a weighted average interest rate of 5.81% at September 30, 2009. Mortgage notes payable for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2009	$38,914		6.09%	$48		7.25%
2010	$214,741	(2)	5.43%	$496,807	(3)	1.73%
2011	$119,597		5.82%	$19,654		7.25%
2012	$596,175	(4)	5.69%	$—		—
2013	$416,062		5.48%	$—		—
2014 and thereafter	$756,914		5.64%	$—		—

(1)	Based on the weighted average interest rate in effect as of September 30, 2009.
(2)	Includes the Term Loan of $170.0 million that was swapped to a weighted average fixed rate of 5.29% effective in the fourth quarter of 2008.
(3)	Our Credit Facility, which has an outstanding balance of $485.0 million, has a term that expires March 20, 2010.
(4)	Includes exchangeable notes of $202.4 million with an interest rate of 4.00%.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio impacts the fair value, but it has no impact on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the fair value. The following sensitivity analysis relates to the fixed debt portfolio, which includes the effects of the interest rate swap and cap agreements described below, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our debt of $47.3 million at September 30, 2009. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our debt of $50.2 million at September 30, 2009. Based on the variable rate debt included in our debt portfolio, as of September 30, 2009, a 100 basis point increase in interest rates would result in an additional $5.0 million in interest annually, and a 100 basis point decrease would reduce interest incurred by $5.0 million annually.

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

We currently have $597.5 million notional amount of interest rate swap and cap agreements that have a weighted average interest rate of 3.29% maturing on various dates through November 2013. We assessed the effectiveness of these swaps and cap as hedges at inception and on September 30, 2009 and considered these swaps and cap to be highly effective cash flow hedges.

Because the information presented above includes only those exposures that exist as of September 30, 2009, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense as a result of interest rate fluctuations will depend on the exposures that arise during the period, and the hedging arrangements we have in place.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, and have concluded as follows:

•

Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported accurately and on a timely basis.

•

Our disclosure controls and procedures are effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the following:

We might not be able to replace or extend our Credit Facility when it matures in March 2010.

Our Credit Facility has a term that expires March 20, 2010. We also have a $170.0 million Term Loan that expires on March 20, 2010. We have agreed upon a non-binding term sheet with the lead bank in the Credit Facility and the Term Loan. The term sheet is subject to review and approval by the members of the Credit Facility bank group, which might or might not be obtained, or which might only be obtained following changes to the term sheet. Even if a term sheet is accepted by all of the members of the bank group, we may or may not be successful in negotiating satisfactory definitive documents. If, because of our substantial indebtedness, the level of our cash flows, lenders’ perceptions of our creditworthiness, or for other reasons, we are unable to renew, replace or extend our Credit Facility and Term Loan, or arrange for alternative financing, we might be required to dispose of one or more assets on unfavorable terms, further reduce or eliminate future cash dividends, or take other, more severe actions.

The covenants in our Credit Facility might adversely affect us.

Our $500.0 million Credit Facility requires us to satisfy certain affirmative and negative covenants and to meet numerous financial tests. Our Term Loan contains identical covenants. The financial covenants under the Credit Facility require, among other things, that our leverage ratio, as defined in the Credit Facility, be less than 65%, provided that this leverage ratio can be exceeded for one period of two consecutive quarters, but may not exceed 70%, and that we meet certain other debt yield, interest coverage and fixed charge ratios. Compliance with each of these ratios is dependent upon our financial performance. The leverage ratio is based, in part, on applying a capitalization rate to our net operating income. Based on this calculation method, decreases in net operating income would result in an increased leverage ratio, even if overall debt levels remain constant. The leverage ratio was 66.1% at the end of the quarter ended September 30, 2009. The quarter ended September 30, 2009 was the first quarter that the ratio exceeded 65%. The financial covenants also require that the minimum debt yield ratio, as defined in the Credit Facility, be greater than 9.75%, provided that this ratio can be less than 9.75% for one period of two consecutive quarters, but may not be below 9.25%. The minimum debt yield ratio was less than 9.75%, but was not less than 9.25% for the quarter ended September 30, 2009. The quarter ended September 30, 2009 was the first quarter that the ratio was less than 9.75%.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2009 and the average price paid per share.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 – July 31, 2009	219	$4.55	—	$100,000,000
August 1 – August 31, 2009	216	5.95	—	100,000,000
September 1 – September 30, 2009	—	—	—	100,000,000

Total	435	$5.25	—	$100,000,000

(1)	The common shares listed in this column represent shares withheld from shares otherwise issuable to employees to pay withholding taxes incurred in connection with the issuances.
(2)

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
Date: November 9, 2009
	By:	/s/ Ronald Rubin
Ronald Rubin
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)