Form 10-K
period 2009-12-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2010-03-16
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2009, of the shares of beneficial interest, par value $1.00 per share, of the Registrant held by non-affiliates of the Registrant was approximately $207 million. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

On March 10, 2010, 44,457,812 shares of beneficial interest, par value $1.00 per share, of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2009, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility, as well as mandatory pay down and capital application provisions;

•	our ability to refinance our existing indebtedness when it matures;

•

our ability to raise capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties, or through other actions;

•	our short- and long-term liquidity position;

•	the effects on us of dislocations and liquidity disruptions in the capital and credit markets;

•	the current economic downturn and its effect on consumer confidence and consumer spending, tenant business and leasing decisions and the value and potential impairment of our properties;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to maintain and increase property occupancy, sales and rental rates, including at our recently redeveloped properties;

•	risks relating to development and redevelopment activities;

•	changes in the retail industry, including consolidation and store closings;

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or unemployment;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	potential dilution from any capital raising transactions;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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

Power centers: open air centers with 250,000 to 600,000 square feet of space with three to five non-department store specialty anchors.

Regional malls: malls that have more than 400,000 but less than 800,000 square feet of space.

REIT: real estate investment trust.

Strip centers: open air centers, including neighborhood and community centers, with more than 30,000 but less than 350,000 square feet of space and a line of stores.

Super-regional malls: malls that have more than 800,000 square feet of space.

Total square feet: the total retail space in a property, including anchors, in-line stores and outparcels.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 54 properties in 13 states, including 38 shopping malls, 13 strip and power centers and three properties under development. The operating retail properties have a total of approximately 34.6 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 30.1 million square feet, of which we own approximately 23.8 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

We are a fully integrated, self-managed and self-administered REIT that has elected to be treated as a REIT for federal income tax purposes. In general, we are required each year to distribute to our shareholders at least 90% of our net taxable income and to meet certain other requirements in order to maintain the favorable tax treatment associated with qualifying as a REIT.

OWNERSHIP STRUCTURE

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of December 31, 2009, held a 95.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We own our interests in our properties through various ownership structures, including partnerships or tenancy in common arrangements (collectively, “partnerships”). PREIT owns interests in some of these properties directly and has pledged the entire economic benefit of ownership to PREIT Associates. PREIT Associates’ direct or indirect economic interest in the balance of the properties ranges from 40% to 50% (for eight partnership properties) up to 100%. See “Item 2. Properties—Retail Properties.”

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

RECENT DEVELOPMENTS

Amended, Restated and Consolidated Senior Secured Credit Agreement

On March 11, 2010, PREIT Associates and PRI, together with two of our other subsidiaries, entered into an Amended, Restated and Consolidated Senior Secured Credit Agreement comprised of 1) an aggregate $520.0 million term loan made up of a $436.0 million term loan (“Term Loan A”) to PREIT Associates and PRI and a separate $84.0 million term loan (“Term Loan B”) to the other two subsidiaries (collectively, the “2010 Term Loan”) and 2) a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, the “2010 Credit Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto. All capitalized terms used and not otherwise defined in the description of the 2010 Credit Facility have the meanings ascribed to such terms in the 2010 Credit Facility.

The 2010 Credit Facility replaces the previously existing $500.0 million unsecured revolving credit facility, as amended (the “2003 Credit Facility”), and a $170.0 million unsecured term loan (the “2008 Term Loan”) that had been scheduled to mature on March 20, 2010.

The initial term of the 2010 Credit Facility is three years, and we have the right to one 12-month extension of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.50% of the then outstanding Commitments.

We used the initial proceeds from the 2010 Credit Facility to repay outstanding balances under the 2003 Credit Facility and 2008 Term Loan. At closing, the $520.0 million 2010 Term Loan was fully outstanding and $70.0 million was outstanding under the Revolving Facility.

Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 4.00% and 4.90% per annum, depending on our leverage, in excess of LIBOR, with no floor. The initial rate in effect was 4.90% per annum in excess of LIBOR. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 8.00%. The unused portion of the Revolving Facility is subject to a fee of 0.40% per annum.

The obligations under Term Loan A are secured by first priority mortgages on 20 of our properties and a second lien on one property, and the obligations under Term Loan B are secured by first priority leasehold mortgages on two properties. The foregoing properties constitute substantially all of our previously unencumbered retail properties.

The aggregate amount of the lender Revolving Commitments and 2010 Term Loan under the 2010 Credit Facility is required to be reduced by $33.0 million by March 11, 2011, by a cumulative total of $66.0 million by March 11, 2012 and by a cumulative total of $100.0 million by March 11, 2013 (if we exercise our right to extend the Termination Date), including all payments (except payments pertaining to the Release Price of a Collateral Property) resulting in permanent reduction of the aggregate amount of the Revolving Commitments and 2010 Term Loan.

Mortgage Loan Activity

The following table presents the mortgage loans that we or partnerships in which we own interests entered into after January 1, 2009:

Financing Date	Property	Amount Financed or Extended (in millions of dollars):	Stated Rate	Hedged Rate	Maturity
2009 Activity:
March	New River Valley Center(1)	$16.3	LIBOR plus 3.25%	5.75%	March 2012
June	Pitney Road Plaza(2)	6.4	LIBOR plus 2.50%	NA	June 2010
June	Lycoming Mall(3)	33.0	6.84% fixed	NA	June 2014
September	Northeast Tower Center (4)	20.0	LIBOR plus 2.75%	NA	September 2011
October	Red Rose Commons(5)	23.9	LIBOR plus 4.00%	NA	October 2011

2010 Activity:
January	New River Valley Mall (6)	30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	NA	June 2014

(1)	Mortgage loan has a term of three years and two one-year extension options.
(2)

We have made draws of $6.4 million and a one time principal payment of $1.9 million in connection with the sale of a parcel at the property. The loan has one six-month extension option during the construction period. We have the option to convert the loan to a two-year loan at the end of the construction period.

(3)

The mortgage loan agreement provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010.

(4)	In October 2009, we repaid the $20.0 million mortgage loan on Northeast Tower Center in connection with the sale of a controlling interest in this property.
(5)	Interest only in its initial term. The unconsolidated partnership that owns Red Rose Commons entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%.
(6)	Interest only. The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%.

Other Mortgage Activity

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from the 2003 Credit Facility and the 2008 Term Loan.

In June 2009, we made a principal payment of $2.4 million and exercised the first of two one-year extension options on the mortgage loan on the One Cherry Hill Plaza office building in Cherry Hill, New Jersey.

In July 2009, the unconsolidated partnership that owns Lehigh Valley Mall exercised its third extension option of a $150.0 million mortgage loan. We own an indirect 50% ownership interest in this entity.

In November 2009, we entered into a one-year extension of a $34.3 million mortgage loan secured by Valley View Mall in La Crosse, Wisconsin, with two additional six-month extension options.

In November 2009, the unconsolidated partnership that owns Springfield Mall exercised its third extension option of a $72.3 million mortgage loan. We own an indirect 50% ownership interest in this entity.

Repurchase of Exchangeable Notes

In 2009 and 2008, we repurchased $104.6 million and $46.0 million, respectively, in aggregate principal amount of our 4% Senior Exchangeable Notes due 2012 (“Exchangeable Notes”) in privately negotiated transactions in exchange for an aggregate $47.2 million in cash and 4.3 million common shares, with a fair market value of $25.0 million, in 2009, and for $15.9 million in cash in 2008. We terminated an equivalent notional amount of the related capped calls in 2009 and 2008.

We recorded gains on extinguishment of debt of $27.0 million and $27.1 million in 2009 and 2008, respectively. In connection with the repurchases, we retired an aggregate of $5.4 million and $3.0 million in 2009 and 2008, respectively, of deferred financing costs and debt discount.

As of December 31, 2009, $136.9 million in aggregate principal amount of our Exchangeable Notes (excluding debt discount of $4.7 million) remained outstanding.

Redevelopment

We have reached the last phases of the projects in our current redevelopment program. Since the beginning of 2009, we reached several major milestones for four of our largest projects, including the opening of Nordstrom and the restaurants of Bistro Row at Cherry Hill Mall, the opening of Whole Foods Market and Café at Plymouth Meeting Mall, the opening of the offices of the Commonwealth of Pennsylvania at The Gallery at Market East and the opening of retail and office space at Voorhees Town Center. We also completed the redevelopment of Wiregrass Commons Mall with the second of two new anchors opening in 2009.

The following table sets forth the amount of the currently estimated project cost and the amount invested as of December 31, 2009 for each ongoing redevelopment project:

Redevelopment Project	Estimated Project Cost(1)	Invested as of December 31, 2009
Cherry Hill Mall	$218.0 million	$211.3 million
Plymouth Meeting Mall	97.7 million	90.5 million
The Gallery at Market East	81.6 million	81.5 million
Voorhees Town Center	83.0 million	67.6 million

$450.9 million

(1)	Our projected share of costs is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.

Development

We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of December 31, 2009, we had incurred $77.6 million of costs related to these three projects. The details of the White Clay Point, Springhills and Pavilion at Market East projects and the related costs have not been determined.

The following table sets forth the amount of the currently estimated project cost and amounts invested as of December 31, 2009 in each ground-up development project:

Development Project	Invested as of December 31, 2009
White Clay Point(1)	$43.5 million
Springhills(2)	33.4 million
Pavilion at Market East(3)	0.7 million

$77.6 million

(1)

Amount invested as of December 31, 2009 does not reflect an $11.8 million impairment charge that we recorded in 2008. See the notes to our consolidated financial statements for further discussion of this charge.

(2)

Amount invested as of December 31, 2009 does not reflect an $11.5 million impairment charge that we recorded in 2009. See the notes to our consolidated financial statements for further discussion of this charge.

(3)	The property is unconsolidated. The amount shown represents our share.

Acquisitions

In January 2008, we entered into an agreement under which we acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings, one that occurred in the second quarter of 2009 and one that is expected to occur in the second quarter of 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall in Cherry Hill, New Jersey. We acquired this interest in BCA for $3.9 million in cash paid at the first closing in February 2008. In June 2009, we acquired an additional 49.9% limited partner interest for 140,745 units of PREIT Associates (“OP Units”) and a nominal cash amount.

Dispositions

In May 2009, we sold an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania for $0.9 million. We recorded an asset impairment charge of $0.1 million immediately prior to this transaction. No gain or loss was recorded from this sale.

In June 2009, we sold a two outparcels and related improvements adjacent to North Hanover Mall in Hanover, Pennsylvania for $2.0 million. We recorded a gain of $1.4 million from this sale.

In June 2009, we sold a land parcel adjacent to Woodland Mall in Grand Rapids, Michigan for $2.7 million. The parcel contained a department store that was subject to a ground lease. We recorded a gain of $0.2 million from this sale.

In August 2009, we sold Crest Plaza in Allentown, Pennsylvania for $15.8 million. We recorded a gain of $3.4 million from this sale.

In October 2009, we sold two outparcels and related improvements adjacent to Monroe Marketplace in Selinsgrove, Pennsylvania for $2.8 million. No gain or loss was recorded from this sale.

In October 2009, we sold a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania for $10.2 million. The parcel contained a home improvement store that was subject to a ground lease. We recorded a gain of $2.7 million from this sale.

In October 2009, we sold a controlling interest in Northeast Tower Center in Philadelphia, Pennsylvania for $30.4 million. We recorded a gain of $6.1 million from this sale. In connection with the sale, we repaid the mortgage loan associated with Northeast Tower Center with a balance of $20.0 million at closing.

RETAIL REAL ESTATE INDUSTRY

Our primary investment focus is retail shopping malls and strip and power centers. The International Council of Shopping Centers, a retail real estate industry trade group, generally classifies properties based on their size and on the way they are characterized by their owners as follows:

Type of Center	Concept	Square Feet (including Anchors)	Typical Anchor(s)
MALLS

Regional	General merchandise; fashion (typically enclosed)	400,000-800,000	Full-line department store; junior department store; mass merchant; discount department store; fashion apparel

Super Regional	Similar to regional center but has more variety and assortment	800,000+	Full-line department store; junior department store; mass merchant; fashion apparel

OPEN AIR CENTERS

Neighborhood Center	Convenience	30,000-150,000	Supermarket

Community Center	General merchandise; convenience	100,000-350,000	Discount department store; supermarket; drug; home improvement; large specialty/discount apparel

Lifestyle Center	Upscale national chain specialty stores; dining and entertainment in outdoor setting	Typically 150,000 to 500,000	Not usually anchored in the traditional sense but may include book store; other large format specialty retailers; multiplex cinema; small department store

Power Center	Category-dominant anchors; few small tenants	250,000-600,000	“Category killer”; home improvement; discount department store; warehouse club; off-price

Theme/Festival Center	Leisure; tourist-oriented; retail and service	80,000-250,000	Restaurants; entertainment

Outlet Center	Manufacturers’ outlet stores	50,000-400,000	Manufacturers’ outlet stores

Source: International Council of Shopping Centers

Malls are often tailored to the economy and demographics of their trade areas, and mall managers employ corresponding strategies in determining the mix of tenants, the merchandise offered and the related general price point. Usually, there are two or more anchors in regional malls. Super regional malls often have three or more anchor tenants. The anchors have historically served as one of the main draws to the mall, and are usually situated such that there are rows of smaller in-line stores in between them.

Retail real estate industry participants sometimes classify malls based on the average sales per square foot of in-line mall tenants, the population and average household income of the trade area and the geographic market, the growth rates of the population and average household income in the trade area and geographic market, and numerous other factors. Based on these factors, in general, malls that have high average sales per square foot and are in trade areas with large populations and high household incomes and/or growth rates are considered Class A malls, malls with average sales that are in the middle range of population or household income and/or growth rates are considered Class B malls, and malls with lower average sales and smaller populations and lower household incomes and/or growth rates are considered Class C malls. Although these classifications are defined differently by different market participants, in general, some of our malls are in the Class A range and many might be classified as Class B or Class C properties. The classification of a mall can change, and one of the goals of the redevelopments of our malls is to increase the average sales per square foot of the properties and thus potentially its Class, and correspondingly its rental income and cash flows, in order to maximize the value of the property.

PREIT’S BUSINESS

We are primarily engaged in the ownership, management, leasing, development, redevelopment and acquisition of retail shopping malls and strip and power centers. Many of our malls and centers are located in middle markets, as determined by various population and demographic measures, in the eastern half of the United States, primarily in the Mid-Atlantic region. Approximately 28.9% of our gross leasable area is in the Philadelphia metropolitan area.

Our operating retail real estate portfolio currently consists of 38 shopping malls and 13 strip and power centers in 13 states. The retail properties have a total of approximately 34.6 million square feet, of which we and partnerships in which we own an interest own approximately 26.7 million square feet. See “Item 2. Properties.”

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

The largest mall in our retail portfolio contains approximately 1.3 million square feet and 139 stores, and the smallest contains approximately 0.4 million square feet and 46 stores. The power centers in our retail portfolio range from 165,000 to 780,000 square feet, while the strip centers range from 235,000 square feet to 275,000 square feet. We derive the substantial majority of our revenue from rent received under leases with tenants for space at retail properties in our real estate portfolio. In general, our leases require tenants to pay base rent, which is a fixed amount specified in the lease, and which is often subject to scheduled increases during the term of the lease for longer term leases. In addition or in the alternative, certain tenants are required to pay percentage rent, which can be either a percentage of their sales revenue that exceeds certain levels specified in their lease agreements, or a percentage of their total sales revenue. Also, many of our leases provide that the tenant will reimburse us for certain expenses for common area maintenance (CAM), real estate taxes, utilities, insurance and other operating expenses incurred in the operation of the retail properties subject, in some cases, to certain limitations. The proportion of the expenses for which tenants are responsible is generally related to the tenant’s pro rata share of space at the property. In recent years, our properties are experiencing a trend towards more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent as well as more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes). In-line stores typically generate a majority of the revenue of a mall, with a relatively small proportion coming from anchor tenants and junior anchors or large format retailers.

BUSINESS STRATEGY

Our primary objective is to maximize the long-term value of the Company for our shareholders. To that end, our business goals are to obtain the highest possible rental income, tenant sales and occupancy at our properties in order to maximize our cash flows, funds from operations, funds available for distribution to shareholders, and other operating measures and results, and ultimately to maximize the values of our properties.

Short- to Intermediate-Term Strategy

In 2009, our main goals were to:

•	substantially complete construction on the remaining projects in our current redevelopment program;

•	make progress on leasing these newly-redeveloped properties;

•	source the capital needed to fund such last phases of construction;

•	make progress on stabilizing our balance sheet; and

•	more closely match our expenses to our revenue.

Complete Construction on Redevelopment Projects. We have reached the last phases of construction on the projects in our current redevelopment program (primarily Cherry Hill Mall, Plymouth Meeting Mall, Voorhees Town Center and The Gallery at Market East), and have invested amounts representing the substantial majority of the estimated project costs. We also completed the redevelopment of Wiregrass Commons Mall with the second of two new anchors opening in 2009.

Make Leasing Progress at Redeveloped Properties. Since the beginning of 2009, we have reached several major milestones in leasing for four of our largest projects, including the opening of Nordstrom and the restaurants of Bistro Row at Cherry Hill Mall, the opening of Whole Foods Market and Café at Plymouth Meeting Mall, the opening of the offices of the Commonwealth of Pennsylvania at The Gallery at Market East and the opening of retail and office space at Voorhees Town Center.

Source Capital for Redevelopments. In late 2008 and in 2009, United States credit markets experienced significant dislocations and liquidity disruptions. These circumstances materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the limited availability or unavailability of certain types of debt financing. Nevertheless, in support of our 2009 goals, we successfully sourced the capital needed to finance the last phases of our redevelopment projects by obtaining new mortgage loans on newly developed or previously unencumbered properties, drawing on our 2003 Credit Facility, entering into the 2008 Term Loan, selling properties and outparcels, reducing general and administrative expenses and reducing our dividend.

Stabilize the Balance Sheet. Although our leverage remains high, we have taken steps to improve our balance sheet. In the first quarter of 2010, we entered into a three-year amended, restated and consolidated senior secured credit agreement made up of an aggregate $520.0 million in term loans (the “2010 Term Loan”) and a $150.0 million Revolving Facility (together with the 2010 Term Loan, the “2010 Credit Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto. The 2010 Credit Facility replaced the previously existing $500.0 million unsecured 2003 Credit Facility and $170.0 million unsecured 2008 Term Loan that had been scheduled to mature on March 20, 2010. We used the initial proceeds from the 2010 Credit Facility to repay outstanding balances under the 2003 Credit Facility and 2008 Term Loan.

We also repurchased $104.6 million in aggregate principal amount of our Exchangeable Notes in privately negotiated transactions in exchange for an aggregate $47.2 million in cash and 4.3 million common shares, with a fair market value of $25.0 million, in 2009. As of December 31, 2009, $136.9 million in aggregate principal amount of Exchangeable Notes (excluding debt discount of $4.7 million) remained outstanding. We had originally issued $287.5 million in aggregate principal amount of Exchangeable Notes (excluding debt discount).

Align Expenses More Closely with Revenue. The current downturn in the overall economy and the recent disruptions in the financial markets have reduced consumer confidence and have negatively affected consumer spending on retail goods. The weaker operating performance of retailers has resulted in delays or deferred decisions regarding the openings of new retail stores at our properties and of lease renewals and has impaired the ability of our current tenants to meet their obligations to us. Consequently, the net operating income generated by our properties has decreased. In response, we have endeavored to align our costs more closely with our decreased net operating income, through cuts in nonpayroll general and administrative expenses, as well as a reduction in force.

In 2010 and over the next few years, our business strategy is necessarily more closely linked to our capital strategy over that period, given the state of the economy generally and the state of the credit and capital markets, and hence our goals are to:

•	heighten our focus on operating our properties, including matching costs with revenue, and lease the space in properties where the construction for redevelopment projects has recently been completed;

•	strengthen our balance sheet;

•

pursue new initiatives designed to generate additional revenue, and pair our skill sets in property management, redevelopment and development with capital from various sources to produce favorable investment returns (subject to the terms of the 2010 Credit Facility);

•	prudently optimize the portfolio of properties by nurturing assets with growth potential, disposing of assets that no longer meet our hurdles, and repositioning challenged assets using a mix of uses.

Heighten Focus on Property and Corporate Operations and Lease Redeveloped Space. Like many other companies experiencing the effects of the current economic downturn, we are continuing to review our property and corporate operations in detail. We are taking steps designed to increase our revenues and net operating income. We are also pursuing actions to reduce our expenses. In addition, we continue to closely track our net operating income and our level of general, administrative and other expenses, and we will seek to maintain a run rate for these expenses that is supported by our net operating income.

In general, in all of our redevelopment projects, we intend to reach post-construction stabilization of the property as soon as possible. Currently, our leasing activities at our redeveloped and other properties face significant challenges because of reduced spending on retail goods. As a result, retailer performance has decreased, and we have experienced delays or deferred decisions regarding the openings of new retail stores. Nevertheless, we are redoubling our efforts to lease the available space at Cherry Hill Mall and Plymouth Meeting Mall following the significant recent investments in those assets. We are creatively seeking a variety of tenants at Voorhees Town Center, and we are continuing to pursue opportunities for the remaining retail portion of The Gallery at Market East.

Strengthen Our Balance Sheet. In March 2010, we entered into our 2010 Credit Facility, which extended the maturity date for $670.0 million of financing until 2013, with an option to extend the maturity to 2014, subject to continuing covenant compliance. We have also reduced the aggregate principal amount outstanding of our Exchangeable Notes to $136.9 million. The Exchangeable Notes mature in 2012. We are contemplating ways to reduce our leverage through a variety of means available to us, and subject to the terms of the 2010 Credit Facility. These means might include issuing equity securities if market conditions are favorable, joint ventures or other partnerships or arrangements involving our contribution of assets, selling properties with values in excess of their mortgage loans or allocable debt and applying proceeds to debt reduction, or through other actions. Also, we might repurchase additional Exchangeable Notes, if we can do so on favorable terms.

Pursue New Revenue Streams; Pair Our Property Skills With New Sources of Capital. We believe that we possess core competencies in property management, redevelopment and development through our skilled and experienced employees in these areas. We have historically provided management, leasing and development services to affiliated and third-party retail and office property owners. We believe that we can further expand our third party management business, and we intend to aggressively pursue opportunities to manage additional properties. In 2010, we expanded our portfolio of managed properties to include Arnot Mall in Horseheads, New York. In addition, we are in the process of determining whether there are other sources of demand for the services that we can provide using our existing property management platform. We are engaging in a number of efforts to contribute our competencies in asset management and real estate redevelopment and development to a project or venture where another party contributes some or all capital or equity. These efforts are designed to enable us to generate a return from our investment of predominantly our skills and labor, rather than our capital. To these ends, we are pursuing opportunities in forms that include, among others, partnerships with institutional real estate investors, joint ventures, and investments or funding from government sources.

Prudently Optimize the Portfolio. We review all of the assets in our portfolio frequently and, as the manager of this portfolio, we make determinations about which assets should be nurtured and receive additional investment in the form of effort or funds (subject to the terms and conditions of our 2010 Credit Facility), and which properties or parcels should be divested, because we do not believe they meet the financial or strategic criteria we apply, given economic, market and other circumstances. We also look for ways to maximize the value of assets that are challenged and that are deployed for only one type of use by investigating a mix of uses or a use, initiated by ourselves or with a partner, that involves a greater concentration of people at the property, such as for an office or a residential facility. If appropriate, we will seek to attract certain nontraditional tenants to these properties.

Long-Term Strategy

In the longer term, we believe that conditions in the overall economy will improve and the challenging conditions in the capital and credit markets will ease. We believe that consumer confidence and consumer spending on retail goods will eventually increase. We believe that such projected increases are likely to have a positive effect on retail sales and on demand for retail space. We believe that this demand will be seen at our properties, and in particular, our recently redeveloped properties, and will ultimately have a positive effect on our overall occupancy and net operating income. Such projected increases would also likely have a positive effect on our results of operations and financial positions, and, over time, on our liquidity position and our access to capital sources. However, additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors.” At that time, we anticipate that we will resume our efforts to execute several components of our long-term strategy, which are as follows:

Asset Management, Leasing and Operations

We conduct active asset management of our properties in an effort to maximize and maintain occupancy and optimize the diversity and mix of tenants, merchandise choices and price points in order to attract a wider range of customers and increase sales by mall tenants. Sales gains can increase tenant satisfaction and make our properties attractive to our tenants and prospective tenants, which can increase the rent we receive from our properties. For example, we coordinate closely with tenants on new store locations in an effort to position our property for their latest concept or store prototype, which is designed to drive traffic and stimulate customer spending.

Some space at properties might be available for a shorter period of time, pending a lease with a permanent tenant. We strive to manage the use of this space through our specialty leasing function, which manages the short-term leasing of stores and the licensing of income-generating carts and kiosks, with the goal of maximizing the rent we receive during the period when a space is not subject to a longer term lease.

As an integral part of our property management, we also attempt to generate ancillary revenue, such as through marketing partnerships, and we work on controlling operating costs and expenses, in an effort to contain tenant operating costs.

Acquisitions

We seek to selectively acquire, in an opportunistic and disciplined manner, properties that are well-located and that we believe have strong potential for increased cash flows and appreciation in value if we apply our skills in leasing, asset management and redevelopment to the property. We also seek to acquire additional parcels or properties that are included within, or adjacent to, the properties already in our portfolio in order to gain greater control over the merchandising and tenant mix of a property.

Development

We pursue ground-up development of additional retail and mixed use projects that we expect can meet the financial hurdles we apply, given economic, market and other circumstances. We seek to leverage our skill sets in site selection, entitlement and planning, cost estimation and project management to develop new retail and mixed use properties in trade areas that we believe have sufficient demand for those properties to generate cash flows that meet the financial thresholds we establish in the given environment. We manage all aspects of these undertakings, including market and trade area research, site selection, acquisition, preliminary development work, construction and leasing.

Redevelopment

We strive to increase the potential value of properties in our portfolio by redeveloping them. If we believe that a property is not achieving its potential, we engage in a focused leasing effort in order to increase the property’s performance. If we believe the property has the potential to support a more significant redevelopment project, we consider a formal redevelopment plan. Our redevelopment efforts are intended to increase the value of the property, and are designed to increase customer traffic and attract retailers, which can, in turn, lead to increases in sales, occupancy levels and rental rates. Our efforts to maximize a property’s potential can also serve to maintain or improve that property’s competitive position.

The tactics we use in our efforts to increase the potential value of properties include: remerchandising the tenant mix to capitalize on the economy and demographics of the property’s trade area; creating a diversified anchor mix including fashion, value-oriented and traditional department stores; attracting non-traditional junior anchors and mall tenants to draw more customers to the property; incorporating sit down restaurants and other entertainment options to extend shoppers’ “time spent on the property;” generating synergy by introducing components to mall properties; and redirecting traffic flow and creating additional space for in-line stores by relocating food courts.

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

REIT Status; 2010 Credit Facility; Capital Availability

To maintain our status as a REIT, we are required, under federal tax laws, to distribute to shareholders 90% of our net taxable income, which generally leaves insufficient funds to finance major initiatives internally. Because of these requirements, we would ordinarily fund most of our significant capital requirements, such as the capital for redevelopments, development and acquisitions, through secured and unsecured indebtedness and, when appropriate, the issuance of additional equity securities.

However, as described above, in the first quarter of 2010, we entered into the three year 2010 Credit Facility. The 2010 Credit Facility contains affirmative and negative covenants. There are also provisions regarding the mandatory pay down of certain amounts over the term of the 2010 Credit Facility and the application of proceeds from a Capital Event or a Refinance Event, as defined in the 2010 Credit Facility. During the term of the 2010 Credit Facility, these covenants and provisions significantly limit our ability to use our cash flows and any debt or equity capital we obtain to execute our long-term strategy until significant amounts have been used toward paying down the amounts owed under the 2010 Credit Facility.

In addition, our ability to finance our growth using these sources depends, in part, on our creditworthiness, the availability of credit to us or the market for our securities at the time or times we need capital, subject to conditions available in the capital markets. The United States credit markets have recently experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively impact our ability to access additional debt financing at reasonable terms, which might negatively affect our ability to fund our long-term strategies and other business initiatives. See “Item 1A. Risk Factors.”

CAPITAL STRATEGY

In support of the long-term business strategies described above, our long-term corporate finance objective is to maximize the availability and minimize the cost of the capital we employ to fund our operations. In pursuit of this objective and for other business reasons, we seek the broadest range of funding sources (including commercial banks, institutional lenders, equity investors and joint venture partners) and funding vehicles (including mortgage loans, commercial loans and debt and equity securities) available to us on the most favorable terms. We pursue this goal by maintaining relationships with various capital sources and utilizing a variety of financing instruments, enhancing our flexibility to execute our business strategy in different economic environments or at different points in the business cycle.

Short- to Intermediate-Term Capital Strategy

While our long-term corporate finance objective has not changed, we have been making efforts to adjust the actions we take in pursuit of that goal, given current conditions in the economy, the capital markets and the retail industry. The difficult conditions in the market for debt capital and commercial mortgage loans, including the commercial mortgage backed securities market, and the downturn in the general economy and its effect on retail sales, as well as our significant leverage resulting from our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital, and have led to some of the actions and tactics described below. In pursuit of our corporate finance objective, we intend to consider all of our available options for accessing the capital markets, given our position and constraints.

In 2009, as described above under “Business Strategy,” we successfully sourced the capital needed to finance the last phases of our redevelopment projects by obtaining new mortgage loans on newly developed or previously unencumbered properties, drawing on our 2003 Credit Facility, selling properties and outparcels, reducing general and administrative expenses and reducing our dividend. We also repurchased $104.6 million in aggregate principal amount of our Exchangeable Notes, using cash and common shares. As of December 31, 2009, $136.9 million in aggregate principal amount of Exchangeable Notes (excluding debt discount of $4.7 million) remained outstanding.

In March 2010, we entered into the three year secured 2010 Credit Facility (with a one year extension option), with its aggregate $520.0 million 2010 Term Loan and $150.0 million Revolving Facility, which replaced the previous $500.0 million unsecured revolving 2003 Credit Facility and $170.0 million unsecured 2008 Term Loan. The obligations under the new 2010 Credit Facility are secured by first priority mortgages or leasehold mortgages on 22 of our previously unencumbered properties, and a second lien on one property.

Through the end of 2012, 12 mortgage loans with an aggregate principal balance of $556.1 million as of December 31, 2009 will mature. Approximately half of the mortgage loans will have balances of more than $30.0 million, and a mortgage loan on Cherry Hill Mall has a remaining balance in excess of $175.0 million. We believe that, in the aggregate, the values of these properties will be sufficient to support replacement financing, although we expect conditions in the credit market to remain difficult. See “Item 1A. Risk Factors.” In addition, the remaining balance of our unsecured Exchangeable Notes matures in 2012. Subject to the terms of the 2010 Credit Facility, we will continue to seek to opportunistically reduce the balance of the Exchangeable Notes, and we intend to review all available options to address their maturity in 2012, including the use of such things as internally generated cash flows, excess refinancing proceeds, or the refinancing or extending of the Exchangeable Notes in a similar or modified form.

As described above in “Business Strategy,” we are contemplating ways to reduce our leverage through a variety of means available to us, and subject to and in accordance with the terms of the 2010 Credit Facility. These steps might include obtaining equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

Long-Term Capital Strategy

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

The United States credit markets have recently experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing at reasonable terms, which might negatively affect our ability to fund our future redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could potentially be less attractive and might require us to adjust our business plan accordingly. In addition, these factors might make it more difficult for us to sell properties or outparcels or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity. See “Item 1A. Risk Factors.”

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We attempt to limit these risks by following established risk management policies, procedures and strategies, including the use of various types of financial instruments. To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof depending on our underlying exposure, and subject to our ability to satisfy collateral requirements.

COMPETITION

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

We believe that the main criteria used by retailers in deciding where to locate include local trade area demographics, the property location, the attractiveness of the store location and the overall property, the rental rate, the total number of stores in the area and their geographic spread, the type and mix of other retailers at the property, and the management and operational skill of the landlord. Applying these criteria to our properties, we believe that several of our properties are located in submarkets or local trade areas with demographics that are favorable for retailers, that our significant redevelopment program is intended to make the properties being redeveloped more attractive and that the middle markets where several of our properties are located are not overly saturated with retailers, although our properties face significant challenges because the downturn in the overall economy and reduced consumer confidence have negatively affected consumer spending on retail goods.

The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the occupancy and net operating income of such properties. Any such capital improvements undertaken individually or collectively would be subject to the terms and conditions of our 2010 Credit Facility and involve costs and expenses that could adversely affect our results of operations.

In addition, we compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market, and retail industry conditions, however, there has been substantially less competition with respect to acquisition activity in recent quarters. When we seek to make acquisitions, these competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

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

We have environmental liability insurance coverage for the types of environmental liabilities described above, which currently covers liability for pollution and on-site remediation of up to $10.0 million per occurrence and $20.0 million in the aggregate. We cannot assure you that this coverage will be adequate to cover future environmental liabilities. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

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

EMPLOYEES

We had 712 employees at our properties and in our corporate office as of December 31, 2009. None of our employees are represented by a labor union.

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

RISKS RELATED TO OUR INDEBTEDNESS AND OUR FINANCING

We have substantial debt, which could adversely affect our overall financial health and our operating flexibility. We require significant cash flows to satisfy our debt. If we are unable to satisfy these obligations, we might be constrained from using our cash flow for other purposes or might default on our obligations.

We use a substantial amount of debt to finance our business. As of December 31, 2009, we had an aggregate consolidated indebtedness outstanding (excluding debt premium and debt discount) of $2,567.3 million, $1,774.4 million of which was secured by certain of our properties and approximately $792.9 million of which was unsecured indebtedness. In 2009, we obtained an aggregate of approximately $75.6 million in new indebtedness and we repaid $39.9 million of existing mortgage debt. These indebtedness amounts do not include our proportionate share of indebtedness of our partnership properties, which was approximately $181.8 million at December 31, 2009. Our consolidated debt represented 81.6% of our total market capitalization as of December 31, 2009. In March 2010, we entered into a new three-year 2010 Credit Facility comprised of a $520.0 million Term Loan and a $150.0 million Revolving Facility, which replaced the previously existing $500.0 million unsecured revolving 2003 Credit Facility, and $170.0 million unsecured 2008 Term Loan.

Our substantial indebtedness involves significant obligations for the payment of interest and principal. As of December 31, 2009, we had $496.1 million of variable rate debt, not including any variable rate debt held by our unconsolidated partnerships. Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time. Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 4.00% and 4.90% per annum, depending upon our leverage, over LIBOR or the LIBOR Market Index Rate, as compared to a rate of between 0.95% and 2.00% per annum over LIBOR under the 2003 Credit Facility. If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our ability to make distributions to shareholders.

In addition to our current debt, we might incur additional debt in the future in the form of mortgage loans, unsecured borrowings, 2010 Credit Facility borrowings or other vehicles in order to develop or redevelop properties, to finance acquisitions, or for other general corporate purposes, subject to the terms and conditions of our 2010 Credit Facility.

Our substantial obligations arising from our indebtedness could also have other negative consequences to our shareholders, including accelerating a significant amount of our debt if we are not in compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt. If we fail to meet our obligations under our debt, we could lose assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds, or such failure could harm our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, development and redevelopment activities, execution of our business strategy or other general corporate purposes. Also, our indebtedness and mandated debt service might limit our ability to refinance existing debt or to do so at a reasonable cost, might make us more vulnerable to adverse industry and economic conditions, such as the current downturn, might limit our ability to respond to competition or to take advantage of opportunities, and might discourage business partners from working with us or counterparties from entering into hedging transactions with us.

If we were unable to comply with the covenants in our 2010 Credit Facility, we might be adversely affected.

Our new $670.0 million 2010 Credit Facility, comprised of a $520.0 million 2010 Term Loan and a $150.0 million Revolving Facility, requires us to satisfy certain customary affirmative and negative covenants and to meet numerous financial tests, including tests relating to our leverage, interest coverage, fixed charge coverage, and tangible net worth.

We expect the current downturn and conditions in the credit and capital markets and the retail industry to continue to affect our operating results. The leverage covenant generally takes our net operating income and applies a capitalization rate to calculate Gross Asset Value, and consequently, deterioration in our operating performance also affects the calculation of our leverage. In addition, a material decline in future operating results could affect our ability to comply with other financial ratio covenants contained in our 2010 Credit Facility, which are calculated on a trailing four quarter basis. These covenants could restrict our ability to pursue development and redevelopment projects or property acquisitions, limit our ability to respond to changes and competition, and reduce our flexibility in conducting our operations by limiting our ability to borrow money, sell or place liens on assets, manage our cash flows, repurchase securities, make capital expenditures, make distributions to equity holders or engage in acquisitions.

The 2010 Credit Facility contains mandatory pay downs over the three year term and additional covenants that will limit our use of cash flow and the proceeds from various events. In general, the proceeds from any event by which we raise additional capital, whether through an asset sale, joint venture, additional secured or unsecured debt, issuance of equity, or from excess proceeds after the sale of a collateral property and payment of the predetermined release price, must be applied to the 2010 Credit Facility. The specific amounts applied to each component of the 2010 Credit Facility depend on the corporate debt yield and the facility debt yield, which is determined based on the net operating income of collateral properties during the preceding 12 months divided by the amount outstanding under the 2010 Credit Facility. Hence, our ability to use our cash flow or the proceeds of a capital or refinance event depends on the net operating income generated by the 22 properties that secure the 2010 Credit Facility with first liens, and a deterioration in the performance of these properties might restrict us from accessing funds from the 2010 Credit Facility for other purposes. Also, the predetermined release price for a property might exceed the amount we receive in a sale transaction for a collateral property, which might require us to deliver some additional cash from other sources to the lenders.

An inability to comply with these covenants would require us to seek waivers or amendments. There is no assurance that we could obtain such waivers or amendments, and even if obtained, we would likely incur additional costs. Our inability to obtain any such a waiver or amendment could result in a breach and a possible event of default under our 2010 Credit Facility, which could allow the lenders to discontinue lending or issuing letters of credit, terminate any commitments they have to provide us with additional funds and/or declare amounts outstanding to be immediately due and payable. There is no assurance that we would have sufficient funds to repay such obligations or that we could obtain alternative funding on terms acceptable to us. If we are unable to refinance our debt on acceptable terms, including at the maturity of our 2010 Credit Facility, we might be forced to dispose of properties on unfavorable terms, potentially resulting in losses that reduce cash flow from operating activities. If a default were to occur, we might have to refinance the debt through additional secured debt financing, private or public offerings of debt securities, or additional equity financings. Any of such consequences could negatively affect our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders.

We might not be able to refinance our existing obligations or obtain the capital required to finance our new business initiatives. Recent disruptions in the credit markets could affect our ability to obtain debt financing on terms acceptable to us, or at all, and have other adverse effects on us.

The REIT provisions of the Internal Revenue Code generally require the distribution to shareholders of 90% of a REIT’s net taxable income, excluding net capital gains, which generally leaves insufficient funds to finance major initiatives internally. Due to these requirements, and subject to the terms of the 2010 Credit Facility, we fund certain capital requirements, such as the capital for renovations, expansions, redevelopments and other non-recurring capital improvements, scheduled debt maturities, and acquisitions of properties or other assets, through secured and unsecured indebtedness and, when appropriate, the issuance of additional equity securities.

As of December 31, 2009, we had approximately $656.0 million of indebtedness (including $486.0 million under the $500.0 million revolving 2003 Credit Facility and the $170.0 million 2008 Term Loan that was replaced by the 2010 Credit Facility in March 2010), $63.8 million of indebtedness at our consolidated properties and $112.6 million of indebtedness of our unconsolidated partnerships that matures on or before December 31, 2010. Also, subject to the terms and conditions of our 2010 Credit Facility, we estimate that we will need $40.4 million of additional capital to complete our current development and redevelopment projects, excluding White Clay Point, Springhills and Pavilion at Market East, because the total cost of these projects has not yet been determined. In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest consisting of a first lien on 22 properties and a second lien on one property. As a result, we have very few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt might limit our ability to obtain capital in this way. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information about our available sources of funds. Our continued ability to finance our growth using these sources depends, in part, on our creditworthiness, our ability to refinance our existing debt as it comes due, the availability of credit to us or the market for our equity securities at the time or times we need capital, and on conditions in the capital markets.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing. Continued uncertainty in the credit markets might negatively affect our ability to access additional debt financing on terms acceptable to us, or at all, which might negatively affect our ability to fund the remaining amount needed for our current redevelopment and development projects and other business initiatives. A prolonged downturn in the credit markets might cause us to seek alternative sources of financing, which could be on less attractive terms and might require us to adjust our business plan accordingly. In addition, real or perceived decreases in the values of our properties resulting from the current downturn in the economy might also affect our ability to obtain financing based on our properties on reasonable terms. These conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. Events in the credit markets have also had an adverse effect on other financial markets in the United States, which might make it more difficult or costly for us to raise capital through the issuance of equity.

Much of our indebtedness does not require significant principal payments prior to maturity, and we might enter into agreements on similar terms in future transactions. If our mortgage loans and other debts cannot be repaid in full, refinanced or extended at maturity on acceptable terms, or at all, a lender could foreclose upon the mortgaged property and receive an assignment of rent and leases or pursue other remedies, or we might be forced to dispose of one or more of our properties on unfavorable terms, which could have a material adverse effect on our financial condition and results of operations and which might adversely affect our cash flow and our ability to make distributions to shareholders.

The current downturn in the overall economy and the recent disruptions in the financial markets might adversely affect our cash flows from operations.

The current downturn in the overall economy and the recent disruptions in the financial markets have reduced consumer confidence in the economy and negatively affected consumer spending on retail goods. The weaker operating performance of retailers has resulted in delays or deferred decisions regarding the openings of new retail stores at our properties and of lease renewals and has impaired the ability of our current tenants to meet their obligations to us, which has decreased the revenue generated by our properties and could adversely affect our ability to generate cash flows, meet our debt service requirements, comply with the covenants under our 2010 Credit Facility, make capital expenditures and make distributions to shareholders. These conditions could also have a material adverse effect on our financial condition and results of operations. There can be no assurance that past, current and future government responses to the disruptions in the economy and in the financial markets will restore consumer confidence and consumer spending on retail goods in a timely manner, or at all.

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

Our hedging arrangements might not be successful in limiting our risk exposure, and we might be required to post collateral or incur expenses in connection with these arrangements or their termination that could harm our results of operations or financial condition.

From time to time, we use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations. We cannot assure you that our hedging activities will have a positive impact on our results of operations or financial condition. We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements, or increased requirements for security, including requirements to post collateral in connection with such transactions, which we might have difficulty satisfying. In addition, although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty might fail to honor its obligations, particularly given current market conditions.

Recent disruptions in the credit markets could adversely affect our ability to access funds under the 2010 Credit Facility.

Disruptions in the credit markets and uncertainty in the U.S. economy could adversely affect one or more banks that participate in our 2010 Credit Facility. Our access to funds under the 2010 Credit Facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. These banks might have incurred losses or might now have reduced capital reserves. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity, banks that are parties to the 2010 Credit Facility could fail or refuse to honor their legal commitments and obligations under the 2010 Credit Facility, including by not extending credit up to the maximum amount permitted by the 2010 Credit Facility and/or by not honoring their loan commitments at all. If we were unable to draw funds under our 2010 Credit Facility because of a lender default or failure, and we were unable to obtain alternative cost-effective financing from other sources of unsecured or secured debt capital, our financial condition, results of operations, cash flow and our ability to make distributions to shareholders would be materially adversely affected.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES

Any store closings, leasing delays, lease terminations or tenant bankruptcies or other financial difficulties we encounter could adversely affect our financial condition and results of operations.

We receive a substantial portion of our operating income as rent under leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. Such tenants might enter into or renew leases with relatively shorter terms. Such tenants might also defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants, and store closing by such tenants might be more significant than store closings by other tenants. See “Item 2. Properties—Major Tenants.” Given current conditions in the capital markets, retailers that have sought protection from creditors under bankruptcy law have had difficulty in some instances in obtaining debtor-in-possession financing, which has decreased the likelihood that such retailers will emerge from bankruptcy protection and has limited their alternatives. In addition, under many of our leases, our tenants pay rent based, in whole or in part, on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of our leases, or otherwise seek changes to the terms, including changes to the amount of rent, we might modify lease terms in ways that are less favorable to us.

If a tenant files for bankruptcy, the tenant might have the right to reject and terminate its leases, and we cannot be sure that it will affirm its leases and continue to make rental payments in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. If a bankrupt tenant vacates a space, it might not do so in a timely manner, and we might be unable to re-lease the vacated space during that time, or at all. In addition, this could result in lease terminations or reductions in rent by other tenants of the same property whose leases have co-tenancy provisions. These other tenants might seek changes to the terms of their leases, including changes to the amount of rent. Any unsecured claim we hold might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold, which would adversely affect our financial condition and results of operations. Tenant bankruptcies and liquidations have adversely affected, and, given current economic conditions, are likely in the future to adversely affect, our financial condition and results of operations. In 2009, our bad debt expenses associated with tenant bankruptcies were $0.9 million, with 15 tenants in our portfolio filing for bankruptcy protection during the year, including Ritz Camera, Eddie Bauer, Crabtree & Evelyn and Bailey, Banks & Biddle.

Rising operating expenses, decreased occupancy and certain lease provisions have reduced, and could in the future continue to reduce, our expense reimbursements and our cash flow and funds available for future distributions.

Our properties are subject to operating risks common to real estate in general, any or all of which might negatively affect us. Our leases typically provide that the tenant is liable for a portion of common area maintenance (CAM) and other operating expenses. If these expenses increase, then the tenant’s portion of such expenses also increases. Our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward CAM costs and real estate taxes), as well as leases providing for fixed CAM or caps in the rate of annual increases in CAM, and leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent, with no contribution toward CAM costs and real estate taxes. In these cases, a tenant will pay a single specified rent amount, or a set or capped expense reimbursement amount, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. To the extent that existing leases, new leases or renewals of leases do not require a pro rata contribution from tenants, we are liable for the cost of such expenses in excess of the portion paid by tenants, if any. This has and could, in the future, adversely affect our results of operations and our ability to make distributions to shareholders. Further, if a property is not fully occupied, including in connection with the redevelopment of the property, we would be required to pay the portion of the expenses allocable to the vacant space that is otherwise typically paid by our tenants, which would adversely affect our operating results and our ability to make distributions to shareholders.

Our properties are also subject to the risk of increases in CAM and other operating expenses, which typically include real estate taxes, energy and other utility costs, repairs, maintenance and capital improvements to common areas, security, housekeeping, property and liability insurance and administrative costs. If operating expenses increase, the availability of other comparable retail space in our specific geographic markets might limit our ability to pass these increases through to tenants, or, if we do pass all or a part of these increases on, might lead tenants to seek retail space elsewhere, which, in either case, could adversely affect our results of operations and limit our ability to make distributions to shareholders.

The valuation and accounting treatment of certain long-lived assets, such as real estate, or of intangible assets, such as goodwill, could result in future asset impairments, which would be recorded as operating losses.

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances, such as a decrease in net operating income or the loss of an anchor tenant, indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if management’s estimate of the aggregate future cash flows to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. The current downturn in the economy and the recent disruptions in the financial markets have negatively affected consumer spending on retail goods and have consequently decreased the estimated cash flows generated by our properties, and might cause further decreases in the future. Applicable accounting principles require that goodwill and certain intangible assets be tested annually for impairment or earlier upon the occurrence of certain events or substantive changes in circumstances. If we find that the carrying value of real estate investments or related intangibles or goodwill or certain intangible assets exceed estimated fair value, we will reduce the carrying value of the real estate investment or goodwill or intangible asset to the estimated fair value, and we will recognize an impairment. Any such impairment is required to be recorded as a noncash operating expense.

Our 2009 impairment analysis resulted in noncash impairment charges on long lived assets and certain development projects of $74.3 million, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of December 31, 2009. Our 2008 impairment analysis resulted in noncash impairment charges on goodwill and certain development projects of $27.6 million, and, as a result, the carrying values of our impaired assets were reset to their estimated fair values as of December 31, 2008. Any further decline in the estimated fair values of these assets could result in additional impairment charges. It is possible that such impairments, if required, could be material. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Asset Impairments.”

Changes in the retail industry, particularly among retailers that serve as anchor tenants, could adversely affect our results of operations.

The income we generate from our retail properties depends in part on the ability of our anchor tenants to attract customers to our properties. The ability of anchor tenants to attract customers to a property has a significant effect on the ability of the property to attract in-line tenants and, consequently, on the revenue generated by the property. In recent years, the retail industry and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes, consolidation and other ownership changes. Combinations of retailers that serve as anchor tenants in recent years were believed to offer these companies even greater economies of scale, increasing their leverage with suppliers, including landlords, and enabling them to be more efficient. These past transactions and any similar transactions in the future might result in the restructuring of these companies, which could include closures or sales of anchor stores operated by them. The closure of an anchor store or a large number of anchor stores might have a negative effect on a property, on our portfolio and on our results of operations. In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor’s lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or in-line store in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

The recent investments we have made in redeveloping older properties and developing new properties could be subject to higher costs, delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

We have reached the last phases of the projects in our current redevelopment program. Since the beginning of 2009, we reached several major milestones for four of our largest projects. We also completed the redevelopment of Wiregrass Commons Mall with the second of two new anchors in 2009. We are engaged in the ground-up development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. To the extent we continue current redevelopment or development projects or enter into new redevelopment or development projects in the longer term, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to shareholders, including, among others:

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•	timing delays due to tenant decision delays and other factors outside our control, which might make a project less profitable or unprofitable or delay profitability;

•	expenditure of money and time on projects that might be significantly delayed before stabilization.

Some of our retail properties were constructed or last renovated more than 10 years ago. Older, unrenovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which could harm our results of operations. Subject to the terms and conditions of our 2010 Credit Facility, as a key component of our long-term growth strategy, we plan to continue to redevelop existing properties and develop new properties, and we might develop or redevelop other projects as opportunities arise. These plans are subject to the current difficult economic, capital market and retail industry conditions, which have led to tight credit, low liquidity, increased defaults and bankruptcies, lower consumer confidence and lower business and consumer spending. These conditions might cause us to reduce our eliminate development and redevelopment projects in the short term. We are adjusting our growth strategy in light of these conditions, and anticipate longer times until stabilization and potentially lower investment returns.

We might elect not to procede with certain development projects after they are begun. In general, when a project is abandoned, the expensing of development costs for abandoned development projects will be accelerated to the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized. In the event of an unsuccessful development project, our loss could exceed our investment in the project.

There is a concentration of our retail properties in the Eastern United States, particularly in the Mid-Atlantic region, and adverse market conditions in that region might affect the ability of our tenants to make lease payments and the interest of prospective tenants to enter into leases, which might reduce the amount of revenue generated by our properties.

Our retail properties are concentrated in the Eastern United States, particularly in the Mid-Atlantic region, including several properties in the Philadelphia, Pennsylvania area. To the extent adverse conditions affecting retail properties, such as economic conditions, population trends and changing demographics, availability and costs of financing, construction costs, income, sales and property tax laws, and weather conditions, are particularly adverse in Pennsylvania or in the Mid-Atlantic region, our results of operations will be affected to a greater degree than companies that do not have a concentration in this region. If the sales of stores operating at our properties were to decline significantly due to adverse conditions, the risk that our tenants, including anchors, will be unable to fulfill the terms of their leases to pay rent or will enter into bankruptcy might increase. Furthermore, such adverse conditions might affect the likelihood or timing of lease commitments by new tenants or lease renewals by existing tenants as such parties delay their leasing decisions in order to obtain the most current information about trends in their businesses or industries. If, as a result of prolonged adverse regional conditions, occupancy at our properties decreases or our properties do not generate sufficient revenue to meet our operating and other expenses, including debt service, our financial position, results of operations, cash flow and ability to make capital expenditures and distributions to shareholders would be adversely affected.

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

Some of our retail properties are owned by partnerships in which we are a general partner. Under the terms of those partnership agreements, major decisions, such as a sale, lease, refinancing, redevelopment, expansion or rehabilitation of a property, or a change of property manager, require the consent of all partners. Accordingly, because decisions must be unanimous, necessary actions might be delayed significantly and it might be difficult or even impossible to remove a partner that is serving as the property manager. We might not be able to favorably resolve any conflicts which arise with respect to such decisions, or we might be required to provide financial or other inducements to our partners to obtain a resolution. In cases where we are not the controlling partner or where we are only one of the general partners, there are many decisions that do not relate to fundamental matters that do not require our approval and that we do not control. Also, in cases in which we serve as managing general partner of the partnership that owns the property, we might have certain fiduciary responsibilities to the other partners in those partnerships.

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

Other risks of investments in partnerships with third parties include:

•

partners might become bankrupt or fail to fund their share of required capital contributions, which might inhibit our ability to make important decisions in a timely fashion or necessitate our funding their share to preserve our investment, which might be at a disadvantageous time;

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

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers, that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

The development of competing retail properties and the related increased competition for tenants might, subject to the terms and conditions of our 2010 Credit Facility, require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make, and affects the occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, involve costs and expenses that could adversely affect our results of operations.

We might be unable to effectively manage simultaneously any redevelopment and development projects, which could affect our financial condition and results of operations.

We have reached the last phases of the four projects in our current redevelopment program. We are also engaged in the ground-up development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. The complex nature of these redevelopment and development projects, and any future projects, calls for substantial management time, attention and skill. We might not have sufficient management resources to effectively manage our current redevelopment and development projects simultaneously, which might delay or inhibit the successful completion of these projects. Also, some of our redevelopment and development projects currently, and might in the future, involve mixed uses of the properties, including residential, office, and other uses. We might not have all of the necessary or desirable skill sets to manage such projects. The lack of sufficient management resources, or of the necessary skill sets to execute our plans, could delay or prevent us from realizing our expectations with respect to these projects and could adversely affect our results of operations and financial condition.

We face competition for the acquisition of properties, development sites and other assets, which might impede our ability to make future acquisitions or might increase the cost of these acquisitions.

During more favorable economic conditions, we compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less acquisition activity in recent quarters. When we seek to make acquisitions, competitors might drive up the price we must pay for properties, parcels, other assets or other companies, or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay higher price for a property, or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We might not be successful in starting and nurturing new business initiatives.

We believe that we can further expand our third party management business, and we intend to aggressively pursue opportunities to manage additional properties. In addition, we are in the process of determining whether there are other sources of demand for the services that we can provide using our existing property management platform. Identifying and serving new markets and executing operationally on such efforts is subject to various risks, including allocating resources that ultimately are not productive, directing management attention away from existing businesses, lacking necessary skills sets for such initiatives if they involve different property types, and possibly incurring negative effects on our image or brand. If we are unsuccessful in pursuing new businesses, we could incur costs and expenses that could adversely affect our results of operations.

We might not be successful in identifying suitable acquisitions that meet the criteria we apply, given economic, market or other circumstances, which might impede our growth.

Acquisitions of retail properties have been an important component of our growth strategy. However, subject to the terms and conditions of our 2010 Credit Facility, and given the current economic, capital market and retail industry conditions, we expect our acquisition activities to be limited in the short term. Expanding by acquisitions requires us to identify suitable acquisition candidates or investment opportunities that meet the criteria we apply, given economic, market or other circumstances, and that are compatible with our growth strategy. We must also typically obtain financing, and it must be on terms that are acceptable to us. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Our Financing.” We analyze potential acquisitions on a property-by-property and market-by-market basis. We might not be successful in identifying suitable properties or other assets in our existing geographic markets or in markets new to us that meet the acquisition criteria we apply, given economic, market or other circumstances, in financing such properties or other assets or in consummating acquisitions or investments on satisfactory terms. An inability to successfully identify or consummate acquisitions could reduce the number of acquisitions we complete and impede our growth, which could adversely affect our results of operations.

We might be unable to integrate effectively any additional properties we might acquire, which might result in disruptions to our business and additional expense.

Subject to the terms and conditions of our 2010 Credit Facility, to the extent that we pursue, in an opportunistic and disciplined manner, acquisitions of additional properties or portfolios of properties that meet the investment criteria we apply, given economic, market and other circumstances, we might not be able to adapt our management and operational systems to effectively manage any such acquired properties or portfolios.

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

There are some types of losses, including those of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, information technology system failures and lease and contract claims, that are generally uninsurable or not economically insurable, or might be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from that property. We also might remain obligated for any mortgage loan or other financial obligation related to the property. In addition, if we are unable to obtain insurance in the future at acceptable levels and at a reasonable cost, the possibility of losses in excess of our insurance coverage might increase and we might not be able to comply with covenants under our debt agreements, which could adversely affect our financial condition. If any of our properties were to experience a significant, uninsured loss, it could seriously disrupt our operations, delay our receipt of revenue and result in large expense to repair or rebuild the property. These types of events could adversely affect our cash flow, results of operations and ability to make distributions to shareholders.

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

Inflationary price increases could have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our tenants’ business operations. This could affect the amount of rent these tenants pay, including if their leases provide for percentage rent or percentage of sales rent, and their ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. In addition, if the rate of inflation exceeds the scheduled rent increases included in our leases, then our net operating income and our profitability would decrease. Inflation could also result in increases in market interest rates, which would increase the borrowing costs associated with our existing or any future variable rate debt.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

We are subject to risks that affect the retail real estate environment generally.

Our business focuses on retail real estate, predominantly malls and strip and power centers. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders, subject to the terms and conditions of our 2010 Credit Facility. Currently, we face significant challenges because the downturn in the overall economy and the disruptions in the financial markets have reduced consumer confidence and negatively affected consumer spending on retail goods. In general, a number of factors can affect the income generated by a retail property, or the value of a property, including a downturn in the national, regional or local economy, employment or consumer confidence or spending, which could result from plant closings, local industry slowdowns, higher energy or fuel costs, adverse weather conditions, natural disasters, terrorist activities and other factors, which tend to reduce consumer spending on retail goods; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; changes in operating costs, such as real estate taxes, utility rates and insurance premiums; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet retailers; changes in laws and regulations applicable to real property, including tax and zoning laws; and changes in interest rate levels and the cost and availability of financing. Changes in one or more of these factors can lead to a decrease in the revenue generated by our properties and can have a material adverse effect on our financial condition and results of operations.

Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our assets consist of investments in real properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited, particularly given current economic, capital market and retail industry conditions. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, current economic and capital market conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing. Furthermore, the properties that serve as collateral for our 2010 Credit Facility are subject to specified release prices being repaid to the lenders and provisions regarding the application of any excess proceeds.

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

Future terrorist attacks in the United States, and other acts of terrorism or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties, and might adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our properties, and limit our access to capital or increase our cost of raising capital.

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

•	compel a shareholder who had acquired more than 9.9% of our shares to transfer the additional shares to a trust and, as a result, to forfeit the benefits of owning the additional shares.

(2)	Our trust agreement permits our Board of Trustees to issue preferred shares with terms that might discourage a third party from acquiring our Company. Our trust agreement permits our Board of Trustees to create and issue multiple classes and series of preferred shares, and classes and series of preferred shares having preferences to the existing shares on any matter, without a vote of shareholders, including preferences in rights in liquidation or to dividends and option rights, and other securities having conversion or option rights. Also, the Board might authorize the creation and issuance by our subsidiaries and affiliates of securities having conversion and option rights in respect of our shares. Our trust agreement further provides that the terms of such rights or other securities might provide for disparate treatment of certain holders or groups of holders of such rights or other securities. The issuance of such rights or other securities could have the effect of discouraging, delaying or preventing a change in control over us, even if a change in control were in our shareholders’ interest or would give the shareholders the opportunity to realize a premium over the then-prevailing market price of our securities.

(3)	Advance Notice Requirements for Shareholder Nominations of Trustees. Our advance notice procedures with regard to shareholder proposals relating to the nomination of candidates for election as trustees, as provided in our amended and restated Trust Agreement, require, among other things, that advance written notice of any such proposals, containing prescribed information, be given to our Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the anniversary date of the prior year’s meeting (or within 10 business days of the day notice is given of the annual meeting date, if the annual meeting date is not within 30 days of the anniversary date of the immediately preceding annual meeting).

Limited partners of PREIT Associates may vote on certain fundamental changes we propose, which could inhibit a change in control that might otherwise result in a premium to our shareholders.

Our assets generally are held through our interests in PREIT Associates. We currently hold a majority of the outstanding units of limited partnership interest in PREIT Associates. However, PREIT Associates might, from time to time, issue additional units to third parties in exchange for contributions of property to PREIT Associates. These issuances will dilute our percentage ownership of PREIT Associates. Units generally do not carry a right to vote on any matter voted on by our shareholders, although units of limited partnership interests might, under certain circumstances, be redeemed for our shares. However, before the date on which at least half of the units issued on September 30, 1997 in connection with our acquisition of The Rubin Organization have been redeemed, the holders of units issued on September 30, 1997 are entitled to vote such units together with our shareholders, as a single class, on any proposal to merge, consolidate or sell substantially all of our assets. Ronald Rubin, George F. Rubin, Edward A. Glickman and Joseph F. Coradino are among the holders of these units. Our partnership interest in PREIT Associates is not included for purposes of determining when half of the partnership interests issued on

September 30, 1997 have been redeemed, nor are they counted as votes. These existing rights could inhibit a change in control that might otherwise result in a premium to our shareholders. In addition, we cannot assure you that we will not agree to extend comparable rights to other limited partners in PREIT Associates.

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

We provide management, leasing and development services for partnerships and other ventures in which some of our officers and trustees, including Ronald Rubin, a trustee and our chairman and chief executive officer, and George F. Rubin, a trustee and vice chairman, have indirect ownership interests. In addition, we lease substantial office space from an entity in which some of our officers, including the Rubins, have an interest. Our officers or trustees who have interests in the other parties to these transactions have a conflict of interest in deciding to enter into these agreements and in negotiating their terms, which could result in our obtaining terms that are less favorable than we might otherwise obtain, which could adversely affect our business.

RISKS RELATING TO OUR SECURITIES

Holders of our common shares might have their interest in us diluted by actions we take in the future.

We are contemplating ways to reduce our leverage through a variety of means available to us, and subject to the terms of the 2010 Credit Facility. These means might include by obtaining equity capital, including through the issuance of equity securities if market conditions are favorable. Any issuance of equity securities might result in substantial dilution in the percentage of our common shares held by our then existing shareholders, and the rights of our shareholders might be materially adversely affected. The market price of our common shares could decline as a result of sales of a large number of shares in the market or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common shares might be at prices below the then-current market price of our common shares and may adversely affect the market price of our common shares.

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

•

Perception, by market professionals and participants, of REITs generally and REITs in the retail sector in particular. Our portfolio of properties consists almost entirely of retail properties and we expect to continue to focus primarily on acquiring retail centers in the future.

•	Perception by market participants of our potential for payment of cash distributions and for growth.

•	Levels of institutional investor and research analyst interest in our securities.

•	Relatively low trading volumes in securities of REITs.

•	Our results of operations and financial condition.

•	Investor confidence in the stock market generally.

The market value of our common shares is based primarily upon the market’s perception of our liquidity and capital resources, our growth potential and our current and potential future earnings, funds from operations and cash distributions. Consequently, our common shares might trade at prices that are higher or lower than our net asset value per common share. If our future earnings, funds from operations or cash distributions are less than expected, it is likely that the market price of our common shares will decrease.

Individual taxpayers might perceive REIT securities as less desirable relative to the securities of other corporations because of the lower tax rate on certain dividends from such corporations, which might have an adverse effect on the market value of our securities.

Historically, the dividends of corporations other than REITs have been taxed at ordinary income rates, which range as high as 35%. In 2003, the maximum tax rate on certain corporate dividends received by individuals was reduced to an historically low 15%, through at least December 31, 2010. However, dividends from REITs do not generally qualify for the lower tax rate on corporate dividends because REITs generally do not pay corporate-level tax on income that they distribute currently to shareholders. This differing treatment of dividends received from REITs and from corporations that are not REITs might cause individual investors to view an investment in the shares of a non-REIT corporation as more attractive than shares in REITs, which might negatively affect the value of our shares.

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

RETAIL PROPERTIES

As of December 31, 2009, we owned interests in 51 operating retail properties containing an aggregate of approximately 34.6 million square feet (including space owned by anchors). As of December 31, 2009, we and partnerships in which we own an interest owned approximately 26.7 million square feet of space at the 51 operating retail properties. PREIT Services currently manages 45 of these properties, 44 of which we consolidate for financial reporting purposes, and one that is owned by a partnership in which we hold a 50% interest. PRI co-manages one property, which is owned by a partnership that is not wholly owned by us. The remaining five properties are also owned by partnerships that are not wholly owned by us and are managed by our partners, or by an entity we or our partners designated.

Total occupancy in our consolidated malls, including only space we own, was 89.4% as of December 31, 2009. In-line occupancy in our consolidated malls was 84.2% as of that date, and occupancy in our consolidated strip and power centers was 93.1% as of that date.

Total occupancy in our unconsolidated malls, including only space owned by the partnerships in which we own an interest, was 92.0% as of December 31, 2009. In-line occupancy in our unconsolidated malls was 89.9% as of that date, and occupancy in our unconsolidated strip and power centers was 89.9% as of that date.

Total occupancy in all of our malls, including only space we and partnerships in which we own an interest own, was 89.5% as of December 31, 2009. In-line occupancy in all of our malls was 84.5% as of that date, and occupancy in all of our strip and power centers was 91.5% as of that date.

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

The following tables present information regarding our retail properties as of December 31, 2009. We refer to the total retail space of these properties, including anchors and in-line stores, as “total square feet,” and the portion that we own as “owned square feet.”

Consolidated Retail Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
MALLS
Beaver Valley Mall Monaca, PA	100%	1,161,578	956,808	1970/1991	88.7%	Boscov’s JCPenney Macy’s Sears

Capital City Mall Camp Hill, PA	100%	608,911	488,911	1974/2005	98.1%	JCPenney Macy’s Sears

Chambersburg Mall Chambersburg, PA	100%	454,350	454,350	1982	83.2%	Bon-Ton Burlington Coat Factory JCPenney Sears

Cherry Hill Mall Cherry Hill, NJ	100%	1,276,899	798,014	1961/2009	94.6%	Container Store Crate and Barrel JCPenney Macy’s Nordstrom

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
Crossroads Mall(6) Beckley, WV	100%	448,735	448,735	1981	86.1%	Belk JCPenney Sears

Cumberland Mall Vineland, NJ	100%	941,357	668,127	1973/2003	92.5%	Best Buy BJ’s Boscov’s Burlington Coat Factory Home Depot JCPenney

Dartmouth Mall Dartmouth, MA	100%	670,921	530,921	1971/2000	91.7%	JCPenney Macy’s Sears

Exton Square Mall(6) Exton, PA	100%	1,086,862	809,394	1973/2000	90.7%	Boscov’s JCPenney K-Mart Macy’s Sears

Francis Scott Key Mall Frederick, MD	100%	706,225	566,892	1978/1991	97.5%	Barnes & Noble JCPenney Macy’s Sears Value City Furniture

Gadsden Mall Gadsden, AL	100%	503,626	503,626	1974/1990	92.3%	Belk JCPenney Sears

The Gallery at Market East(6)(7) Philadelphia, PA	100%	1,079,998	1,079,998	1977/1990	59.4%	Burlington Coat Factory Commonwealth of Pennsylvania

Jacksonville Mall Jacksonville, NC	100%	489,471	489,471	1981/2008	97.9%	Barnes & Noble Belk JCPenney Sears

Logan Valley Mall Altoona, PA	100%	778,385	778,385	1960/1997	95.1%	JCPenney Macy’s Sears

Lycoming Mall Pennsdale, PA	100%	835,218	715,218	1978/2007	96.2%	Best Buy Bon-Ton Borders Burlington Coat Factory Dick’s Sporting Goods JCPenney Macy’s(8) Sears

Magnolia Mall Florence, SC	100%	616,435	616,435	1979/2007	96.1%	Barnes & Noble Belk Best Buy Dick’s Sporting Goods JCPenney Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
Moorestown Mall Moorestown, NJ	100%	1,059,470	738,270	1963/2008	90.1%	Boscov’s Lord & Taylor Macy’s Sears

New River Valley Mall Christiansburg, VA	100%	441,063	441,063	1988/2007	95.9%	Belk Dick’s Sporting Goods JCPenney Regal Cinemas Sears

Nittany Mall State College, PA	100%	532,160	437,160	1968/1990	91.6%	Bon-Ton JCPenney Macy’s(8) Sears

North Hanover Mall Hanover, PA	100%	356,491	356,491	1967/1999	89.6%	Dick’s Sporting Goods JCPenney Sears

Orlando Fashion Square(6) Orlando, FL	100%	1,085,651	930,075	1973/2003	86.3%	Dillard’s JCPenney Macy’s Sears

Palmer Park Mall Easton, PA	100%	457,702	457,702	1972	95.7%	Bon-Ton Boscov’s

Patrick Henry Mall Newport News, VA	100%	714,330	574,330	1988/2005	97.2%	Borders Dick’s Sporting Goods Dillard’s JCPenney Macy’s

Phillipsburg Mall Phillipsburg, NJ	100%	578,925	578,925	1989/2003	90.4%	Bon-Ton JCPenney Kohl’s Sears

Plymouth Meeting Mall(6) Plymouth Meeting, PA	100%	939,594	724,959	1966/2009	85.9%	AMC Theater Boscov’s Macy’s

The Mall at Prince Georges Hyattsville, MD	100%	910,590	910,590	1959/2004	96.1%	JCPenney Macy’s Marshalls Ross Dress for Less Target

South Mall Allentown, PA	100%	405,199	405,199	1975/1992	90.4%	Bon-Ton Stein Mart

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
Uniontown Mall(6) Uniontown, PA	100%	698,011	698,011	1972/1990	91.9%	Bon-Ton Burlington Coat Factory JCPenney Roomful Express Furniture Sears Teletech Customer Care
Valley Mall Hagerstown, MD	100%	917,059	673,659	1974/1999	96.8%	Bon-Ton JCPenney Macy’s Sears
Valley View Mall La Crosse, WI	100%	598,155	343,559	1980/2001	92.3%	Barnes & Noble Herberger’s JCPenney Macy’s Sears
Viewmont Mall Scranton, PA	100%	747,194	627,194	1968/2006	97.8%	JCPenney Macy’s Sears
Voorhees Town Center(6) Voorhees, NJ	100%	677,397	280,614	1970/2007	63.8%	Boscov’s Macy’s The Star Group
Washington Crown Center Washington, PA	100%	676,117	536,022	1969/1999	83.3%	Bon-Ton Gander Mountain Sports Macy’s Sears
Willow Grove Park(7) Willow Grove, PA	100%	1,203,420	790,299	1982/2001	69.1%	Bloomingdale’s The Cheesecake Factory Macy’s Sears
Wiregrass Commons Dothan, AL	100%	638,554	306,402	1986/2008	85.4%	Belk Burlington Coat Factory JCPenney
Woodland Mall Grand Rapids, MI	100%	1,158,651	433,464	1968/1998	86.2%	Apple Barnes & Noble JCPenney Kohl’s Macy’s Sears
Wyoming Valley Mall Wilkes-Barre, PA	100%	912,027	912,027	1971/2006	93.4%	Bon-Ton JCPenney Macy’s Sears

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
POWER CENTERS
Christiana Center Newark, DE	100%	302,409	302,409	1998	88.1%	Costco Dick’s Sporting Goods

Creekview Warrington, PA	100%	425,002	136,086	2001	100.0%	Genuardi’s Lowe’s Target

Monroe Marketplace Selinsgrove, PA	100%	449,610	322,768	2008	100.0%	Bed, Bath & Beyond Best Buy Dick’s Sporting Goods Giant Food Store Kohl’s Target

New River Valley Center Christiansburg, VA	100%	164,663	164,663	2007	100.0%	Bed, Bath & Beyond Best Buy Staples

Paxton Towne Centre Harrisburg, PA	100%	717,518	444,460	2001	90.8%	Costco Kohl’s Target Weis Markets

Pitney Road Plaza Lancaster, PA	100%	183,848	45,915	2009	100.0%	Best Buy Lowe’s

Sunrise Plaza Forked River, NJ	100%	254,260	254,260	2007	97.6%	Home Depot Kohl’s Staples

STRIP CENTERS

The Commons at Magnolia Florence, SC	100%	234,535	108,335	1991/2002	63.2%	Bed, Bath & Beyond Target

	100%	30,098,576	23,840,196		89.7%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by us and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by us and excludes space owned by tenants or other lessors.
(4)	Occupancy is calculated based on space owned by us, excludes space owned by tenants or other lessors and includes space occupied by both anchor and in-line tenants.
(5)	Includes anchors/major tenants that own their space or lease from lessors other than us and do not pay rent to us.
(6)	A portion of the underlying land at this property is subject to a ground lease.

(7)

The owned square feet for The Gallery at Market East and Willow Grove Park includes former Strawbridge’s department store buildings that are currently vacant. These vacant department stores represent 30.4% and 27.6% of owned square feet for The Gallery at Market East and Willow Grove Park, respectively.

(8)

Tenant currently holds a long-term ground lease with an option to purchase the related store and parking area at a nominal purchase price. These locations are deemed owned by their anchor occupants as they only pay a nominal rent.

Unconsolidated Operating Properties

Property/Location(1)	Ownership Interest	Total Square Feet(2)	Owned Square Feet(3)	Year Built / Last Renovated	Occupancy%(4)	Anchors /Major Tenants(5)
MALLS

Lehigh Valley Mall Allentown, PA	50%	1,157,353	785,367	1960/2008	94.0%	Barnes & Noble Boscov’s JCPenney Macy’s

Springfield Mall Springfield, PA	50%	609,998	222,099	1974/1997	85.0%	Macy’s Target

POWER CENTERS
Metroplex Shopping Center Plymouth Meeting, PA	50%	778,190	477,461	2001	100.0%	Giant Food Store Lowe’s Target

The Court at Oxford Valley Langhorne, PA	50%	704,526	456,903	1996	91.3%	Best Buy BJ’s Dick’s Sporting Goods Home Depot

Red Rose Commons Lancaster, PA	50%	463,042	263,452	1998	72.5%	Home Depot Weis Markets

Whitehall Mall Allentown, PA	50%	557,501	557,501	1964/1998	86.6%	Bed, Bath & Beyond Kohl’s Sears

STRIP CENTERS
Springfield Park Springfield, PA	50%	274,480	128,811	1997/1998	98.2%	Bed, Bath & Beyond LA Fitness Target

Total		4,545,090	2,891,594		90.7%

(1)	The location stated is the major city or town nearest to the property and is not necessarily the local jurisdiction in which the property is located.
(2)	Total square feet includes space owned by the unconsolidated partnership and space owned by tenants or other lessors.
(3)	Owned square feet includes only space owned by the unconsolidated partnership and excludes space owned by tenants or other lessors.
(4)	Occupancy is calculated based on space occupied owned by the unconsolidated partnership.
(5)	Includes anchors that own their space or lease from lessors other than us and do not pay rent to us.

The following table sets forth our average annual base rent per square foot (for consolidated properties and our proportionate share of unconsolidated properties) for the five years ended December 31, 2009:

Year	Non-Anchor Stores	Anchor Stores
2005	$23.39	$3.11
2006	23.79	3.18
2007	23.96	3.27
2008	24.18	3.48
2009	24.89	3.68

LARGE FORMAT RETAILERS AND ANCHORS

Historically, large format retailers and anchors have been an important element of attracting customers to a mall, and they have generally been department stores whose merchandise appeals to a broad range of customers, although in recent years we have attracted some non-traditional large format retailers. These large format retailers and anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rent that is generally lower than the rent charged to in-line tenants. Well-known, large format retailers and anchors continue to play an important role in generating customer traffic and making malls desirable locations for in-line store tenants, even though the market share of traditional department store anchors has been declining. The following table indicates the parent company of each of our large format retailers and anchors and sets forth the number of stores and square feet owned or leased by each at our retail properties including those properties that are wholly-owned and those that are owned by partnerships, as of December 31, 2009:

Tenant Name(1)	# of Stores(2)	GLA(2)	% of GLA
Bed, Bath & Beyond	9	277,322	0.8%
Belk, Inc.	8	520,684	1.5%
Best Buy Co., Inc.
Best Buy	8	276,317
Best Buy Mobile	4	5,999

Total Best Buy Co., Inc.	12	282,316	0.8%
BJ’s Wholesale Club, Inc.	3	234,761	0.7%
The Bon-Ton Stores, Inc.
Bon-Ton	14	1,008,613
Herberger’s	1	41,344

Total Bon-Ton Stores, Inc.	15	1,049,957	3.0%
Boscov’s Department Store	9	1,453,574	4.2%
Burlington Coat Factory	8	543,831	1.6%
Carmike Cinemas, Inc.	4	123,972	0.4%
Costco Wholesale Corporation	2	289,447	0.8%
Dick’s Sporting Goods, Inc.	10	473,278	1.4%
Dillard’s, Inc.	3	471,494	1.4%
Gander Mountain	1	83,835	0.2%
Giant Food Stores	2	146,685	0.4%
Hollywood Theaters, Inc.	1	54,073	0.2%
The Home Depot, Inc.	4	527,923	1.5%
JCPenney Company, Inc.	30	3,194,063	9.2%
Kohl’s Corporation	6	415,796	1.2%
Lord & Taylor	1	121,200	0.4%
Lowe’s Cos., Inc.	3	464,416	1.3%
Macy’s, Inc.
Bloomingdale’s	1	237,537
Macy’s	25	4,056,760

Total Macy’s, Inc.	26	4,294,297	12.4%
Premier Cinema Corporation	2	92,748	0.3%
Regal Cinemas	3	151,566	0.4%
Sears Holding Corporation
K-Mart	1	96,268
Sears	29	3,618,698

Total Sears Holding Corporation	30	3,714,966	10.7%
Target Corporation	8	1,117,383	3.2%
Teletech Customer Care Management	1	64,964	0.2%
Whole Foods, Inc.	1	65,000	0.2%
Weis Markets, Inc.	2	130,075	0.4%

	204	20,359,626	58.8%

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

MAJOR TENANTS

The following table presents information regarding the top 20 tenants at our retail properties, including those properties that are wholly-owned and those that are owned by partnerships, by annualized base rent as of December 31, 2009:

Primary Tenant(1)	Fixed Rent (Number of Stores)	Percentage Rent or Common Area Costs In Lieu of Fixed Rent (Number of Stores)	Total Stores	GLA of Stores Leased	Annualized Minimum Rent(2)
Gap, Inc.	47	4	51	637,366	$12,076
Foot Locker, Inc.	69	5	74	364,041	8,072
JCPenney Company, Inc.	24	6	30	3,194,063	7,593
Limited Brands, Inc.	59	13	72	322,534	7,174
American Eagle Outfitters, Inc.	41	1	42	226,649	6,404
Zale Corporation	76	—	76	59,844	5,308
Sears Holding Corporation	24	5	29	3,677,173	5,302
Sterling Jewelers, Inc.	43	—	43	65,966	4,765
Dick’s Sporting Goods, Inc.	9	1	10	473,278	4,495
Best Buy Co., Inc.	12	—	12	282,316	4,090
Luxottica Group S.p.A.	52	—	52	125,345	4,022
Golden Gate Capital(3)	15	3	18	155,457	3,623
Abercrombie & Fitch Co.	20	—	20	136,727	3,570
Regis Corporation	96	2	98	121,199	3,534
Hallmark Cards, Inc.	39	7	46	180,552	3,252
Genesco, Inc.	58	2	60	77,039	3,189
Commonwealth of Pennsylvania	2	—	2	229,244	3,085
Aeropostale, Inc.	33	1	34	119,171	3,031
Transworld Entertainment Corp.	30	3	33	150,839	2,988
Pacific Sunwear, Inc.	30	3	33	121,380	2,922

Total	779	56	835	10,720,183	$98,495

(1)	Tenant includes all brands and concepts of the tenant.
(2)

In thousands of dollars. Includes our proportionate share of tenant rents from partnership properties that are not consolidated based on our ownership percentage in the respective partnerships. Annualized base rent is calculated based on fixed monthly rents as of December 31, 2009.

(3)	Consists of 17 Express stores and one J. Jill store.

RETAIL LEASE EXPIRATION SCHEDULE—NON-ANCHORS

The following table presents scheduled lease expirations of non-anchor tenants as of December 31, 2009 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Expiring Leases	PREIT’s Share of Minimum Rent in Expiring Year(1)	Average Expiring Minimum Rent psf
2009 and Prior(2)	136	328,811	$8,494	$26.73
2010	446	1,462,726	30,385	21.96
2011	601	1,927,815	44,365	25.18
2012	395	1,346,438	33,256	26.80
2013	281	939,372	21,171	24.12
2014	216	759,179	17,566	25.60
2015	185	939,537	20,575	24.31
2016	219	924,038	24,264	28.91
2017	189	813,997	21,011	27.86
2018	201	1,003,135	24,644	26.29
2019	134	680,586	18,453	28.42
Thereafter	91	1,167,266	21,165	18.94

Total/Average	3,094	12,292,900	$285,349	$25.03

(1)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated based on our ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rent as of December 31, 2009.

(2)	Includes all tenant leases that had expired and were on a month to month basis as of December 31, 2009.

RETAIL LEASE EXPIRATION SCHEDULE—ANCHORS

The following table presents scheduled lease expirations of anchor tenants as of December 31, 2009 (includes leases with tenants that have filed for bankruptcy protection, depending on the current status of the lease):

For the Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Expiring Leases	PREIT’s Share of Minimum Rent in Expiring Year(1)	Average Expiring Minimum Rent psf
2010	12	1,033,912	$3,008	$2.91
2011	21	1,780,784	4,622	2.96
2012	8	859,686	1,794	2.13
2013	13	1,066,587	4,391	4.12
2014	14	1,483,236	3,565	2.72
2015	9	889,288	2,803	3.15
2016	3	455,432	863	1.89
2017	4	381,158	1,695	5.40
2018	6	777,965	4,064	5.22
2019	9	868,994	2,944	3.39
Thereafter	20	2,216,531	13,259	6.28

Total/Average	119	11,813,573	$43,008	$3.82

(1)

In thousands of dollars. Includes our proportionate share of tenant rent from partnership properties that are not consolidated by us based on our ownership percentage in the respective partnerships. Annualized base rent is calculated based only on fixed monthly rent as of December 31, 2009.

DEVELOPMENT PROPERTIES

The ground-up development portion of our portfolio contains three properties in two states. Two of the development projects are classified as “mixed use” (a combination of retail and other uses) and one project is classified as “other.” For additional information regarding our development properties, see “Item 1. Business—Recent Developments—Development.”

OFFICE SPACE

We lease our principal executive offices from Bellevue Associates, an entity in which certain of our officers/trustees have an interest. Our rented space under the office lease has a total of approximately 68,100 square feet. The term of the office lease is 10 years, and it commenced on November 1, 2004. We have the option to renew the lease for up to two additional five year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year (2011) to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent was $1.4 million per year for the first five years of the office lease and is $1.5 million per year during the second five years.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Shares

Our common shares of beneficial interest are listed on the New York Stock Exchange under the symbol “PEI.”

The following table presents the high and low sales prices for our common shares of beneficial interest, as reported by the New York Stock Exchange, and cash distributions paid per share for the periods indicated:

	High	Low	Dividend Paid
Quarter ended March 31, 2009	$8.71	$2.20	$0.29
Quarter ended June 30, 2009	$7.86	$3.45	0.15
Quarter ended September 30, 2009	$9.13	$3.87	0.15
Quarter ended December 31, 2009	$8.95	$6.80	0.15

			$0.74

	High	Low	Dividend Paid
Quarter ended March 31, 2008	$29.70	$22.00	$0.57
Quarter ended June 30, 2008	$27.88	$23.00	0.57
Quarter ended September 30, 2008	$24.29	$16.57	0.57
Quarter ended December 31, 2008	$19.86	$2.21	0.57

			$2.28

As of December 31, 2009, there were approximately 3,500 holders of record of our common shares and approximately 19,000 beneficial holders of our common shares.

We currently anticipate that cash distributions will continue to be paid in March, June, September and December. In February 2010, our Board of Trustees declared a cash dividend of $0.15 per share payable in March 2010. Our future payment of distributions will be at the discretion of our Board of Trustees and will depend on numerous factors, including our cash flow, financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code, the terms and conditions of our 2010 Credit Facility and other factors that our Board of Trustees deems relevant.

In addition, the 2010 Credit Facility provides generally that dividends may not exceed 110% of REIT Taxable Income for a fiscal year, but if the ratio of EBITDA to total Indebtedness (the “Corporate Debt Yield”) exceeds 10.00%, then the aggregate amount of dividends may not exceed 75% of FFO or 110% of REIT Taxable Income (unless necessary for us to maintain our status as a REIT), and if a net operating income of the collateral properties during the preceding 12 months divided by the amount outstanding under the 2010 Credit Facility (the “Facility Debt Yield”) of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on dividends under the 2010 Credit Facility, so long as no Default or Event of Default would result from paying such dividends. We must maintain our status as a REIT at all times. All capitalized terms used in this report have the meanings ascribed to such terms in the 2010 Credit Facility.

Units

Class A and Class B Units of PREIT Associates (“OP Units”) are redeemable by PREIT Associates at the election of the limited partner holding the Units at the time and for the consideration set forth in PREIT Associates’ partnership agreement. In general, and subject to exceptions and limitations, beginning one year following the respective issue dates, “qualifying parties” may give one or more notices of redemption with respect to all or any part of the Class A Units then held by that party. Class B Units are redeemable at the option of the holder at any time after issuance.

If a notice of redemption is given, we have the right to elect to acquire the OP Units tendered for redemption for our own account, either in exchange for the issuance of a like number of our common shares, subject to adjustments for stock splits, recapitalizations and like events, or a cash payment equal to the average of the closing prices of our shares on the ten consecutive trading days immediately before our receipt, in our capacity as general partner of PREIT Associates, of the notice of redemption. If we decline to exercise this right, then PREIT Associates will pay a cash amount equal to the number of OP Units tendered multiplied by such average closing price.

Unregistered Offerings

In June 2009, we issued to a holder of our 4.00% Exchangeable Senior Notes due 2012 (“Exchangeable Notes”) 3,000,000 common shares in exchange for $25.0 million in aggregate principal amount of Exchangeable Notes which are guaranteed by the Company and exchangeable at our option for cash or shares. The shares were issued under exemptions provided by Section 3(a)(9) of the Securities Act of 1933 (the “1933 Act”). No commission or other remuneration was paid or given directly or indirectly for this transaction.

In October 2009, we issued to a holder of Exchangeable Notes 1,300,000 common shares, and paid $13.3 million in cash in exchange for $35.0 million in aggregate principal amount of Exchangeable Notes. The shares were issued under exemptions provided by Section 3(a)(9) of the 1933 Act. No commission or other remuneration was paid or given directly or indirectly for this transaction.

Issuer Purchases of Equity Securities

We did not acquire any shares in the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Program(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1—October 31, 2009	—	$—	—	$100,000,000
November 1—November 30, 2009	—	—	—	$100,000,000
December 1—December 31, 2009	—	—	—	$100,000,000

Total	—	$—	—

(1)	On December 21, 2007, we announced that our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009. This program expired by its terms on December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth Selected Financial Data for the Company as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current year presentation.

(unaudited)	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2009	2008	2007	2006	2005
Operating Results:
Total revenue	$463,088	$467,993	$460,590	$453,445	$422,616
Gains on sales of real estate—continuing operations	$4,311	$—	$2,310	$5,495	$10,111
(Loss) income from continuing operations	$(101,797)	$(18,904)	$14,348	$29,985	$53,604
Gains on sales of discontinued operations	$9,503	$—	$6,699	$1,414	$6,158
Net (loss) income	$(90,091)	$(16,355)	$23,120	$28,021	$57,629
Dividends on preferred shares	$—	$—	$(7,941)	$(13,613)	$(13,613)
Net (loss allocable) income attributable to PREIT	$(85,738)	$(15,766)	$26,510	$14,408	$44,016
(Loss) income from continuing operations per share—basic	$(2.40)	$(0.50)	$0.45	$0.34	$0.90
(Loss) income from continuing operations per share—diluted	$(2.40)	$(0.50)	$0.44	$0.34	$0.89
Net (loss) income per share—basic	$(2.11)	$(0.43)	$0.68	$0.37	$1.19
Net (loss) income per share—diluted	$(2.11)	$(0.43)	$0.67	$0.37	$1.17
Balance sheet data:
Investments in real estate, at cost	$3,684,313	$3,708,048	$3,367,294	$3,132,370	$2,867,436
Intangible assets, net	$38,978	$68,296	$104,136	$139,117	$173,594
Total assets	$3,346,580	$3,444,277	$3,264,074	$3,145,609	$3,018,547
Total debt, including debt premium and discount	$2,565,357	$2,560,375	$2,257,333	$1,932,719	$1,809,032
Noncontrolling interest	$56,151	$51,934	$55,256	$114,363	$118,320
Total equity—PREIT	$578,653	$646,329	$757,619	$929,300	$976,876
Other data:
Cash flows from operating activities	$136,148	$124,963	$149,486	$164,405	$130,182
Cash used in investing activities	$(103,405)	$(353,239)	$(242,377)	$(187,744)	$(326,442)
Cash flows from financing activities	$31,714	$210,137	$105,008	$16,299	$178,956
Cash distributions per share—common	$0.74	$2.28	$2.28	$2.28	$2.25

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 54 properties in 13 states, including 38 shopping malls, 13 strip and power centers and three properties under development. The operating retail properties have a total of approximately 34.6 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 30.1 million square feet, of which we own approximately 23.8 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.5 million square feet, of which 2.9 million square feet are owned by such partnerships. The ground-up development portion of our portfolio contains three properties in two states, with two classified as “mixed use” (a combination of retail and other uses) and one classified as “other.”

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of December 31, 2009, held a 95.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 retail properties and one of the three ground-up development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

We provide our management, leasing and real estate development services through PREIT Services, LLC (“PREIT Services”), which generally develops and manages properties that we consolidate for financial reporting purposes, and PREIT-RUBIN, Inc. (“PRI”), which generally develops and manages properties that we do not consolidate for financial reporting purposes, including properties we own interests in through partnerships with third parties and properties that are owned by third parties in which we do not have an interest. PRI is a taxable REIT subsidiary, as defined by federal tax laws, which means that it is able to offer an expanded menu of services to tenants without jeopardizing our continuing qualification as a REIT under federal tax law.

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

Our net loss increased by $73.7 million to a net loss of $90.1 million for the year ended December 31, 2009 from a net loss of $16.4 million for the year ended December 31, 2008. The increase in the loss was affected by challenging conditions in the economy, the impairment of assets, the effects of ongoing redevelopment initiatives, increased depreciation and amortization and interest expense as a result of development and redevelopment assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and increased property operating expenses compared to the year ended December 31, 2008. These factors were offset by gains on the extinguishment of debt in connection with repurchases of a portion of our 4% Senior Exchangeable Notes due in 2012 (“Exchangeable Notes”).

Current Economic Downturn, Challenging Capital Market Conditions, Our Leverage and our Near Term Capital Needs

The downturn in the overall economy and the disruptions in the financial markets have reduced consumer confidence and negatively affected employment and consumer spending on retail goods. As a result, the sales and profit performance of retailers in general has decreased, sales at our properties in particular have decreased, and we have experienced delays or deferred decisions regarding the openings of new retail stores and of lease renewals. We are adjusting our plans and actions to take into account the difficult current environment.

In addition, credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing.

The difficult conditions in the market for debt capital and commercial mortgage loans, including the commercial mortgage backed securities market, and the downturn in the general economy and its effect on retail sales, as well as our significant leverage resulting from use of debt to fund our redevelopment program and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital. We intend to consider all of our available options for accessing the capital markets, given our position and constraints.

The amounts remaining to be invested in the last phases of our current redevelopment projects are significantly less than in 2009, and we believe that we have access to sufficient capital to fund these remaining amounts.

We are contemplating ways to reduce our leverage through a variety of means available to us, and subject to and in accordance with the terms of the 2010 Credit Facility. These steps might include obtaining equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

2009 Dispositions

In May 2009, we sold an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania for $0.9 million. We recorded an asset impairment charge of $0.1 million immediately prior to this transaction. No gain or loss was recorded from this sale.

In June 2009, we sold two outparcels and related improvements adjacent to North Hanover Mall in Hanover, Pennsylvania for $2.0 million. We recorded a gain of $1.4 million from this sale.

In June 2009, we sold a land parcel adjacent to Woodland Mall in Grand Rapids, Michigan for $2.7 million. The parcel contained a department store that was subject to a ground lease. We recorded a gain of $0.2 million from this sale.

In August 2009, we sold Crest Plaza in Allentown, Pennsylvania for $15.8 million. We recorded a gain of $3.4 million from this sale.

In October 2009, we sold two outparcels and related improvements adjacent to Monroe Marketplace in Selinsgrove, Pennsylvania for $2.8 million. No gain or loss was recorded from this sale.

In October 2009, we sold a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania for $10.2 million. The parcel contained a home improvement store that was subject to a ground lease. We recorded a gain of $2.7 million from this sale.

In October 2009, we sold a controlling interest in Northeast Tower Center in Philadelphia, Pennsylvania, for $30.4 million. We recorded a gain of $6.1 million from this sale. In connection with the sale, we repaid the mortgage loan associated with Northeast Tower Center, with a balance of $20.0 million at closing.

2007 Dispositions

In March 2007, we sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. We recorded a $6.7 million gain on the sale. In connection with the sale, we repaid the mortgage loan associated with Schuylkill Mall, with a balance of $16.5 million at closing.

In May 2007, we sold an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in Christiansburg, Virginia for $1.6 million. We recorded a $0.6 million gain from this sale.

In May 2007, we sold an outparcel and related land improvements at Plaza at Magnolia in Florence, South Carolina for $11.3 million. We recorded a $1.5 million gain from this sale.

In August 2007, we sold undeveloped land adjacent to Wiregrass Commons Mall in Dothan, Alabama for $2.1 million. We recorded a $0.3 million gain from this sale.

In December 2007, we sold undeveloped land in Monroe Township, Pennsylvania for $0.8 million. There was no gain or loss recorded from this sale.

2009 and 2008 Acquisitions

In February 2008, we acquired a 49.9% ownership interest in Bala Cynwyd Associates, L.P. See “Related Party Transactions” for further information about this transaction. In June 2009, we acquired an additional 49.9% ownership interest.

In July 2008, we acquired a parcel in Lancaster, Pennsylvania for $8.0 million plus customary closing costs. We developed this property and it is currently operating as Pitney Road Plaza.

In July 2008, we acquired land previously subject to a ground lease located at Wiregrass Commons in Dothan, Alabama for $3.2 million.

2007 Acquisitions

In August 2007, we purchased a 116 acre land parcel in Monroe Township, Pennsylvania for $5.5 million. We had previously acquired an aggregate of approximately 10 acres on adjacent parcels. We developed this property and it is currently operating as Monroe Marketplace.

In August 2007, we purchased Plymouth Commons, a 60,000 square foot office building adjacent to Plymouth Meeting Mall, for $9.2 million.

Development and Redevelopment

We have reached the last phases of the projects in our current redevelopment program. Since the beginning of 2009, we reached several major milestones for four of our largest projects, including the opening of Nordstrom and the restaurants of Bistro Row at Cherry Hill Mall, the opening of Whole Foods Market and Café at Plymouth Meeting Mall, the opening of the offices of the Commonwealth of Pennsylvania at The Gallery at Market East and the opening of retail and office space at Voorhees Town Center. We also completed the redevelopment of Wiregrass Commons Mall with the second of two new anchors opening in 2009.

The following table sets forth the amount of the currently estimated project cost and the amount invested as of December 31, 2009 for each ongoing redevelopment project:

Redevelopment Project	Estimated Project Cost(1)	Invested as of December 31, 2009
Cherry Hill Mall	$218.0 million	$211.3 million
Plymouth Meeting Mall	97.7 million	90.5 million
The Gallery at Market East	81.6 million	81.5 million
Voorhees Town Center	83.0 million	67.6 million

$450.9 million

(1)	Our projected share of costs is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives.

We are engaged in the ground-up development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of December 31, 2009, we had incurred $77.6 million of costs related to these three projects. The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or the covenants contained in our 2010 Credit Facility, which limit our involvement in such projects.

The following table sets forth the amount of our intended investment and the amounts invested as of December 31, 2009 in each ground-up development project:

Development Project	Invested as of December 31, 2009
Development Properties:
White Clay Point(1)	$43.5 million
Springhills(2)	33.4 million
Pavilion at Market East(3)	0.7 million

$77.6 million

(1)

Amount invested as of December 31, 2009 does not reflect an $11.8 million impairment charge that we recorded in December 2008. See the notes to our consolidated financial statements for further discussion of this charge.

(2)

Amount invested as of December 31, 2009 does not reflect an $11.5 million impairment charge that we recorded in 2009. See the notes to our consolidated financial statements for further discussion of this charge.

(3)	The property is unconsolidated. The amount shown represents our share.

In connection with our current redevelopment and ground-up development projects, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2009, the unaccrued remainder to be paid against these contractual and other commitments was $2.3 million, which is expected to be financed through our 2010 Credit Facility or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $40.4 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 3 to the consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.9 million, $1.1 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, $0.2 million was due from the property-owning partnerships to PRI.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $1.6 million for each of the years ended December 31, 2009, 2008, and 2007. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. We have the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year (2011) to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent was $1.4 million per year during the first five years of the office lease and is $1.5 million per year during the second five years.

We use an airplane in which Ronald Rubin owns a fractional interest. We did not incur any expenses in 2009 for this service. We paid $174,000 and $35,000 in the years ended December 31, 2008 and 2007, respectively, for flight time used by employees exclusively for Company-related business.

As of December 31, 2009, nine of our officers had employment agreements with terms of one year that renew automatically for additional one-year terms. Their 2008 employment agreements provided for aggregate base compensation for the year ended December 31, 2009 of $3.4 million, subject to increases as approved by our Board compensation committee in future years, as well as additional incentive compensation.

Tax Protection Agreements

We have agreed to provide tax protection related to our acquisition of Cumberland Mall Associates in 2005 and New Castle Associates in 2003 and 2004 to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

Bala Cynwyd Associates, L.P.

On January 22, 2008, PREIT, PREIT Associates, L.P. and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates (“CLA”), Ronald Rubin, George F. Rubin, Joseph F. Coradino, and two other individuals to acquire all of the partnership interests in BCA. BCA had also entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of our Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George F. Rubin, Joseph F. Coradino and two other individuals owned 100% of CLA, which in turn directly or indirectly owned 100% of BCA immediately prior to the initial closing. Each of Ronald Rubin and George F. Rubin owned 40.53% of the partnership interests in CLA, and Joseph F. Coradino owned 3.16% of the partnership interests. At the initial closing under the Contribution Agreement in 2008 and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, we made a capital contribution to BCA in an approximate amount of $3.93 million.

In June 2009, a second closing occurred pursuant to a put/call arrangement, at which time we acquired an additional 49.9% of the limited partner interest in BCA for approximately $199,000 in cash and 140,745 units of Class A limited partnership interest (“OP Units”) in PREIT Associates, L.P. A third closing is expected to occur pursuant to a put/call arrangement approximately one year after the second closing, at which time the remaining interest in BCA will be acquired by us in exchange for approximately $1,000 in cash and 564 OP Units. None of Ronald Rubin, George Rubin or Joseph Coradino received any consideration from us in connection with the first closing. At the second closing, Ronald Rubin received 60,208 OP Units, George F. Rubin received 60,208 OP Units, and Joseph F. Coradino received 4,691 OP Units.

The acquisition of the Office Building was financed in part by a mortgage loan in the principal amount of $8.0 million.

In accordance with our related party transactions policy, a special committee consisting exclusively of independent members of our Board of Trustees considered and approved the terms of the transaction. The approval was subject to final approval of our Board of Trustees, and the disinterested members of our Board of Trustees approved the transaction.

Crown

In connection with the merger (the “Merger”) with Crown American Realty Trust (“Crown”) in 2003, we entered into a tax protection agreement with Mark E. Pasquerilla (one of our trustees) and entities affiliated with Mr. Pasquerilla (the “Pasquerilla Group”). Under this tax protection agreement, we agreed not to dispose of certain protected properties acquired in the Merger in a taxable transaction until November 20, 2011 or, if earlier, until the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger. If we were to sell any of the protected properties during the first five years of the protection period, we would have owed the Pasquerilla Group an amount equal to the sum of the hypothetical tax owed by the Pasquerilla Group, plus an amount intended to make the Pasquerilla Group whole for taxes that may be due upon receipt of such payments. From the end of the first five years through the end of the tax protection period, the payments were intended to compensate the affected parties for interest expense incurred on amounts borrowed to pay the taxes incurred on the sale. We paid $2,000 and $8,000 to the Pasquerilla Group in 2008 and 2007 pursuant to this agreement, respectively. As of December 31, 2009, the Pasquerilla Group collectively owns less than 25% of the aggregate of the shares and OP Units that they acquired in the Merger.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including the Company’s past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2009, 2008 and 2007, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in note 1 to our consolidated financial statements.

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

We also generate revenue by providing management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenue or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities collectively are included in “Interest and other income” in the consolidated statements of operations.

Fair Value

On January 1, 2008, we adopted new accounting requirements that define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. These new accounting requirements apply to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; the standard does not require any new fair value measurements of reported balances.

These new accounting requirements emphasize that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy was established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Derivatives

Currently, we use interest rate swaps and caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements. Although we have determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and we have determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Financial Instruments

Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the 2003 Credit Facility approximate fair value due to the short-term nature of these instruments. The majority of our variable-rate debt is subject to interest rate swaps that have effectively fixed the interest rates on the underlying debt has an estimated fair value that is approximately the same as the recorded amounts in the balance sheets. The estimated fair value for fixed-rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to us for fixed-rate mortgage loans and corporate notes payable with similar terms and maturities

Asset Impairment

Real estate investments and related intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property might not be recoverable. A property to be held and used is considered impaired only if our estimate of the aggregate future cash flows, less estimated capital expenditures, to be generated by the property, undiscounted and without interest charges, are less than the carrying value of the property. This estimate takes into consideration factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, these estimates may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or when a range of possible values is estimated.

The determination of undiscounted cash flows requires significant estimates by us, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact our results of operations. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

Our assessment of the recoverability of certain lease related costs must be made when we have a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires us to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value, including the results of discounted cash flow and other valuation techniques. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

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

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties based on various factors, including industry standards, historical experience and the condition of the asset at the time of acquisition. These assessments have a direct impact on our results of operations. If we were to determine that a longer expected useful life was appropriate for a particular asset, it would be depreciated over more years, and, other things being equal, result in less annual depreciation expense and higher annual net income.

Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method provided that various criteria are met relating to the terms of sale and any subsequent involvement by us with the properties sold.

Real Estate Acquisitions

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on our estimates of their fair value.

Debt assumed in connection with property acquisitions is recorded at fair value at the acquisition date, and the resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense.

Intangible Assets

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

A portion of the purchase price of a property is allocated to intangible assets. Our methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above- and below-market value of in-place leases and (iii) customer relationship value.

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

Goodwill

We conduct an annual review of our goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. We determined the fair value of our properties and the goodwill that is associated with the properties by applying a capitalization rate to our estimate of projected income at those properties. We also consider factors such as property sales performance, market position and current and future operating results.

Assets Held for Sale and Discontinued Operations

The determination to classify an asset as held for sale requires significant estimates by us about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the condition of the property. We must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs of such assets. We generally consider operating properties to be held for sale when they meet the criteria, which include factors such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. If, in management’s opinion, the net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.

Assuming no significant continuing involvement, a sold operating real estate property is considered a discontinued operation. In addition, operating properties classified as held for sale are considered discontinued operations. Operating properties classified as discontinued operations are reclassified as such in the consolidated statement of operations for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See note 2 to our consolidated financial statements for a description of the properties included in discontinued operations. Land parcels and other portions of operating properties, non-operating real estate and investments in partnerships are excluded from discontinued operations treatment.

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

Tenant Receivables

We make estimates of the collectibility of our tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness and current economic and industry trends when evaluating the adequacy of the allowance for doubtful accounts. The receivables analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectibility. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct effect on our results of operations because higher bad debt expense results in less net income, other things being equal. For straight line rent, the collectibility analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2009, 2008 and 2007

Overview

Our net loss increased by $73.7 million to a net loss of $90.1 million for the year ended December 31, 2009 from net loss of $16.4 million for the year ended December 31, 2008. The increase in the loss was affected by challenging conditions in the economy, the impairment of assets, the effects of ongoing redevelopment initiatives, tenant bankruptcies, increased depreciation and amortization and interest expense as a result of development and redevelopment assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and increased property operating expenses compared to the year ended December 31, 2008. These factors were offset by gains on the extinguishment of debt in connection with repurchases of a portion of our Exchangeable Notes.

Our net income decreased by $39.5 million to a net loss of $16.4 million for the year ended December 31, 2008 from net income of $23.1 million for the year ended December 31, 2007. The decrease was affected by challenging conditions in the economy, the impairment of assets, tenant bankruptcies, the effects of ongoing redevelopment initiatives, increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense as a result of a higher aggregate debt balance and increased property operating expenses compared to the year ended December 31, 2007 and a decrease in gains on the sales of discontinued operations. These decreases were partially offset by a gain on the extinguishment of debt in connection with a repurchase of a portion of our Exchangeable Notes.

The table below sets forth certain occupancy statistics for properties that we consolidate as of December 31, 2009, 2008, and 2007:

	Consolidated Properties Occupancy as of December 31,
	2009	2008	2007
Retail portfolio weighted average:
Total including anchors	89.7%	90.3%	90.5%
Excluding anchors	84.7%	87.3%	88.1%
Enclosed malls weighted average:
Total including anchors	89.4%	89.6%	90.1%
Excluding anchors	84.2%	86.5%	87.7%
Strip and power center weighted average:	93.1%	99.2%	96.6%

The following table sets forth certain occupancy statistics for properties owned by partnerships in which we own a 50% interest as of December 31, 2009, 2008 and 2007:

	Partnership Properties Occupancy as of December 31,
	2009	2008	2007
Retail portfolio weighted average:
Total including anchors	90.7%	94.3%	95.7%
Excluding anchors	87.6%	91.9%	93.9%
Enclosed malls weighted average:
Total including anchors	92.0%	91.8%	95.2%
Excluding anchors	89.9%	89.6%	93.8%
Strip and power center weighted average:	89.9%	95.6%	95.9%

The following information sets forth our results of operations for the years ended December 31, 2009, 2008 and 2007:

(in thousands of dollars)	Year Ended December 31, 2009	% Change 2008 to 2009	Year Ended December 31, 2008	% Change 2007 to 2008	Year Ended December 31, 2007
Results of operations:
Revenue	$463,088	(1%)	$467,993	2%	$460,590
Operating expenses	(193,576)	4%	(186,520)	4%	(179,010)
General and administrative expenses	(37,558)	(7%)	(40,324)	(3%)	(41,415)
Income taxes and other	(169)	(29%)	(237)	(43%)	(413)
Impairment of assets and abandoned project costs	(75,012)	160%	(28,889)	1,787%	(1,531)
Interest expense, net	(133,460)	16%	(115,013)	15%	(100,188)
Depreciation and amortization	(166,570)	11%	(150,041)	15%	(130,632)
Equity in income of partnerships	10,102	43%	7,053	52%	4,637
Gain on extinguishment of debt	27,047	—	27,074	—	—
Gains on sales of real estate	923	—	—	—	579
Gains on sales of non-operating real estate	3,388	—	—	—	1,731
Income from discontinued operations	11,706	359%	2,549	(71%)	8,772

Net (loss) income	$(90,091)	451%	$(16,355)	(171%)	$23,120

The amounts reflected as income from continuing operations in the preceding table reflect our consolidated properties, with the exception of properties that are classified as discontinued operations. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Real Estate Revenue

Real estate revenue decreased by $3.4 million, or 1%, in 2009 as compared to 2008. Real estate revenue in 2009 was significantly affected by tenant bankruptcies and store closings, resulting in lower occupancy and expense reimbursements and higher bad debt expense compared to 2008. Real estate revenue from properties that were owned by us for the entire period from January 1, 2008 to December 31, 2009 (“2009 Same Store Properties”) decreased by $7.2 million in 2009, primarily due to decreases of $1.9 million in lease termination revenue, $1.8 million in percentage rent, $1.7 million in other revenue, $1.3 million in expense reimbursements and $0.5 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent. These changes in real estate revenue are explained below in further detail. Real estate revenue increased $3.8 million from one property under development during 2008 that was placed in service in 2009.

Lease termination revenue from 2009 Same Store Properties decreased by $1.9 million in 2009, primarily due to amounts received from two tenants during 2008 that did not recur in 2009. Percentage rent from 2009 Same Store Properties decreased by $1.8 million due in part to a decrease in tenant sales from $333 per square foot in 2008 to $325 per square foot in 2009. This decrease was also partially due to a trend in certain more recent leases that have higher thresholds at which percentage rent begins. Other revenue from 2009 Same Store Properties decreased by $1.7 million in 2009, primarily due to a $1.1 million decrease in marketing revenue, a $0.2 million decrease in corporate sponsorship revenue and a $0.1 million decrease in gift card revenue. The decrease in marketing revenue was offset by a corresponding $1.1 million decrease in marketing expense. Marketing revenue is generally recognized in tandem with marketing expense.

Expense reimbursements from 2009 Same Store Properties decreased by $1.3 million in 2009 as compared to 2008. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses. In addition to being affected by store closings, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent or any contribution toward common area maintenance or real estate tax expenses. We are also experiencing rental concessions made to tenants affected by our redevelopment activities and to tenants experiencing financial difficulties, that resulted in lower recoveries.

Base rent from 2009 Same Store Properties decreased by $0.5 million in 2009 as compared to 2008. Base rent decreased by $5.5 million due to store closings and liquidations associated with tenant bankruptcy filings during 2009 and 2008. Partially offsetting these decreases, base rent at Cherry Hill Mall, Voorhees Town Center and Plymouth Meeting Mall, three projects in the current redevelopment program, increased by $2.4 million, $1.6 million and $1.1 million, respectively, due to increased occupancy from newly opened tenants. Partially offsetting the increases at Voorhees Town Center and Plymouth Meeting Mall were lease inducement and straight line rent receivable write-offs of $0.6 million and $0.2 million, respectively, associated with tenant delinquencies, which reduced base rent.

Interest and other income decreased by $1.5 million, or 33%, in 2009 as compared to 2008 due to lower interest rates on excess cash investments and non-recurring development fees and leasing commissions recorded in 2008.

We believe that the current downward trend in the overall economy and the recent disruptions in the financial markets have reduced consumer confidence in the economy and negatively affected employment and consumer spending on retail goods, and have consequently decreased the demand for retail space and the revenue generated by our properties. The weaker operating performance of retailers has resulted in delays or deferred decisions regarding the opening of new retail stores and renewals of existing leases at our properties and has affected the ability of our current tenants to meet their obligations to us, which has and is anticipated to continue to adversely affect our ability to generate real estate revenue during the duration of the current downturn and disruptions.

Real estate revenue increased by $9.9 million, or 2%, in 2008 as compared to 2007, including an increase of $4.1 million from properties that were under development during 2007 that were placed in service in 2008 and an increase of $1.5 million from One Cherry Hill Plaza (acquired in February 2008). Real estate revenue from properties that were owned by us for the entire period from January 1, 2007 to December 31, 2008 (“2008 Same Store Properties”) increased by $4.3 million in 2008, primarily due to increases of $2.7 million in expense reimbursements, $2.5 million in lease termination revenue and $2.1 million in base rent, partially offset by decreases of $1.9 million in percentage rent and $1.1 million in other revenue.

Expense reimbursements from 2008 Same Store Properties increased by $2.7 million in 2008 as compared to 2007 due in large part to higher reimbursable expenses, as discussed below under “Operating Expenses.” Lease termination revenue from 2008 Same Store Properties increased by $2.5 million, primarily due to amounts received from two tenants during 2008.

Base rent from 2008 Same Store Properties increased by $2.1 million in 2008 as compared to 2007 primarily due to an increase in rental rates and increased occupancy at redevelopment projects, including a $1.0 million increase at Voorhees Town Center, a $0.9 million increase at Plymouth Meeting Mall and a $0.7 million increase at Cherry Hill Mall. Additionally, base rent in 2008 increased by $0.9 million at redevelopment projects completed during 2008 and 2007 due to an increase in rental rates and increased occupancy. These increases were partially offset by a $1.5 million decrease in base rent at our remaining properties due to decreases of $1.0 million in specialty leasing revenue, $0.9 million in straight line rent and $0.5 million in above/below market rent amortization, partially offset by increases of $0.5 million in minimum rent and $0.4 million in percentage of sales rent in lieu of minimum rent. Percentage rent decreased by $1.9 million in 2008 as compared to 2007 due in part to a decrease in tenant sales from $349 per square foot in 2007 to $333 in 2008. Percentage rent also decreased in connection with a trend among certain tenants to have higher thresholds at which percentage rent begins. Other revenue decreased by $1.1 million in 2008 compared to 2007, including a $0.4 million decrease in marketing revenue, a $0.3 million decrease in gift card revenue and a $0.3 million decrease in ancillary revenue. These revenue decreases were offset by corresponding decreases of $0.5 million in marketing expense, $0.3 million in gift card expense and $0.3 million in ancillary expense.

Interest and other income decreased by $2.5 million, or 36%, in 2008 as compared to 2007 due to a $1.5 million one time payment received in 2007 that did not recur in 2008 in connection with Swansea Mall in Swansea, Massachusetts, a mall that we formerly managed.

Operating Expenses

Operating expenses increased by $7.1 million, or 4%, in 2009 as compared to 2008. Operating expenses from 2009 Same Store Properties increased by $6.0 million in 2009, primarily due to a $3.4 million increase in real estate tax expense and a $3.4 million increase in common area maintenance expense. These increases were partially offset by a $0.8 million decrease in non-common area utility expense. Operating expenses increased $1.0 million from two properties under development during 2008 that were placed in service in 2009, and $0.1 million from a property we acquired in February 2008.

Real estate tax expense increased by $3.4 million in 2009, primarily due to higher tax rates and increased property assessments at some of our properties. Common area maintenance expenses increased by $3.4 million, due primarily to increases of $1.5 million in snow removal, $1.4 million in repairs and maintenance and $0.7 million in loss prevention expense. Snow removal expense amounts at our properties located in Pennsylvania and New Jersey increased as a result of a significant snowstorm that affected the Mid-Atlantic states in mid-December 2009. Total snow removal costs associated with this storm were approximately $1.6 million. Repairs and maintenance expense and loss prevention expense increased due primarily to stipulated annual contractual increases. Non-common area utility expense decreased by $0.8 million in 2009, including a $0.5 million decrease at our four properties located in New Jersey due to a combination of lower utility rates and lower consumption resulting from newly installed equipment at Voorhees Town Center and Cherry Hill Mall.

Other operating expenses were affected by a $1.1 million decrease in marketing expense, a $0.3 million decrease in legal fee expense, a $0.2 million decrease in non-common area maintenance expense, a $0.2 million decrease in ground rent expense and a $0.1 million decrease in gift card expense, offset by a $1.9 million increase in bad debt expense. The increase in bad debt expense was affected by $0.9 million associated with 15 tenant bankruptcy filings during 2009.

Operating expenses increased by $7.5 million, or 4%, in 2008 as compared to 2007. Operating expenses from 2008 Same Store Properties increased by $5.9 million in 2008, primarily due to a $2.6 million increase in common area maintenance expense, a $2.0 million increase in real estate tax expense and a $1.5 million increase in other property operating expenses. These increases were partially offset by a $0.2 million decrease in non-common area utility expense. Operating expenses also included $0.6 million from properties that were under development during 2007 that were placed in service in 2008 and $1.0 million from One Cherry Hill Plaza (acquired in February 2008).

Common area maintenance expenses from 2008 Same Store Properties increased by $2.6 million in 2008 as compared to 2007, primarily due to increases of $2.3 million in repairs and maintenance expense, $0.6 million in loss prevention expense, $0.4 million in common area utility expense and $0.4 million in on-site management expense, partially offset by a $1.1 million decrease in snow removal expense. Repairs and maintenance expense and loss prevention expense increased in 2008 primarily due to stipulated annual contractual cost increases. Snowfall amounts at our properties decreased in 2008 as compared to 2007, particularly at our properties located in Pennsylvania and New Jersey. Real estate tax expense increased by $2.0 million in 2008 as compared to 2007, primarily due to higher tax rates in the jurisdictions where properties are located. Other property operating expenses from 2008 Same Store Properties increased by $1.5 million in 2008 as compared to 2007, including a $2.1 million increase in bad debt expense, a $0.4 million increase in non-common area maintenance expense and a $0.2 million increase in vacant store utility expense. These increases were partially offset by decreases of $0.5 million in marketing expense, $0.3 million in gift card expense and $0.3 million in ancillary expense. The increase in bad debt expense was affected by a $1.3 million increase in 2008 associated with tenant bankruptcy filings.

General and Administrative Expenses

General and administrative expenses decreased by $2.8 million, or 7%, in 2009 as compared to 2008. Other general and administrative expenses decreased by $1.9 million, primarily due to lower travel costs, professional fees, convention expenses and other miscellaneous expenses. This overall decrease was also due in part to a $0.4 million decrease in compensation costs, as a result of a reduction in headcount and lower incentive compensation costs.

General and administrative expenses decreased by $1.1 million, or 3%, in 2008 as compared to 2007. The decrease was due to a $1.1 million decrease in net compensation expense related to decreased incentive compensation.

Impairment of Assets and Abandoned Project Costs

During the year ended December 31, 2009, we recorded asset impairments totaling $74.3 million, consisting of $62.7 million related to the investment in real estate at Orlando Fashion Square in Orlando, Florida, $11.5 million related to the Springhills ground-up development project in Gainesville, Florida and $0.1 million related to the sale of an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania. See note 2 of the notes to consolidated financial statements. We also recorded $0.8 million of abandoned development projects expense in 2009.

During 2009, Orlando Fashion Square experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Orlando market combined with negative trends in the retail sector. The occupancy declines resulted from store closings from bankrupt and underperforming tenants. Net operating income at this property was also impacted by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent combined with declining tenant sales. As a result of these conditions, in connection with the preparation of our 2010 business plan and budgets, management determined that its estimate of future cash flows, net of estimated capital expenditures, to be generated by the property were less than the carrying value of the property. As a result, we determined that the property was impaired and a write down of $62.7 million to the property’s estimated fair value of $40.2 million was necessary.

Springhills is a mixed use ground-up development project located in Gainesville, Florida. During the fourth quarter of 2009, in connection with our 2010 business planning process, which included a strategic review of our future development projects, management determined that the development plans for Springhills were uncertain. Consequently, we recorded an impairment loss of $11.5 million, to write down the carrying amount of the project to the estimated fair value of $22.0 million.

During the year ended December 31, 2008, we recorded asset impairments totaling $27.6 million, consisting of $11.8 million related to the White Clay Point ground-up development project, $7.0 million related to the Sunrise Plaza power center project, $4.6 million related to goodwill, $3.0 million related to our investment in and receivables from Valley View Downs, $0.9 million related to a proposed commercial project in West Chester, Pennsylvania and $0.2 million related to an undeveloped parcel adjacent to Viewmont Mall classified as land held for development. See note 2 of the notes to consolidated financial statements. We also recorded $1.3 million of abandoned development projects expense in 2008.

Interest Expense

Interest expense increased by $18.4 million, or 16%, in 2009 as compared to 2008. This increase was primarily attributable to assets placed in service with an aggregate cost basis of $286.7 million in 2009. Interest on these assets was capitalized during construction periods on our development and redevelopment projects, and was expensed during periods after the improvements were placed in service. This increase resulted in part from a higher aggregate debt balance. Interest expense in 2008 was reduced by $2.0 million as a result of a gain from hedging activities.

Interest expense increased $14.8 million, or 15%, in 2008 as compared to 2007. The increase was attributable to a $12.6 million increase related to new mortgage financings in 2008, a $2.7 million increase related to the Term Loan financing completed in September 2008 and a $5.7 million increase in interest arising from the revolving 2003 Credit Facility and our Exchangeable Notes (due to larger amounts outstanding in the aggregate in 2008 as compared to 2007). These increases were partially offset by a decrease in mortgage loan interest of $4.2 million related to the repayment of the 15 property real estate mortgage investment conduit (“REMIC”), a $2.0 million gain from hedging activities and the repayment of the mortgage loan on Crossroads Mall in 2008 and a $0.3 million decrease in interest paid on mortgage loans outstanding during 2008 due to principal amortization, as well as the effects of lower average interest rates.

Depreciation and Amortization

Depreciation and amortization expense increased by $16.5 million, or 11%, in 2009 as compared to 2008. Depreciation and amortization expense from 2009 Same Store Properties increased by $15.4 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that are now placed in service. We placed assets with an aggregate basis of $286.0 million in service in 2009. Depreciation and amortization expense increased $1.4 million from one property under development during 2008 that is now placed in service and decreased $0.3 million from One Cherry Hill Plaza (acquired February 2008).

Depreciation and amortization expense increased by $19.4 million, or 15%, in 2008 as compared to 2007. Depreciation and amortization expense from 2008 Same Store Properties increased by $16.3 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at redevelopment properties. Depreciation and amortization expense increased $1.9 million from properties under development during 2007 that were placed in service in 2008 and $1.2 million from One Cherry Hill Plaza.

Gain on Extinguishment of Debt

In 2009, we repurchased $104.6 million in aggregate principal amount of our Exchangeable Notes in privately-negotiated transactions in exchange for $47.2 million in cash and 4.3 million common shares with a fair market value of $25.0 million. This resulted in a gain on extinguishment of debt of $27.0 million. In connection with the repurchases, we retired an aggregate of $5.4 million of deferred financing costs and debt discount.

In 2008, we repurchased $46.0 million in aggregate principal amount of our Exchangeable Notes in privately-negotiated transactions for $15.9 million in cash. This resulted in a gain on extinguishment of debt of $27.1 million. In connection with the repurchases, we retired an aggregate of $3.0 million of deferred financing costs and debt discount.

During 2007, we did not repurchase any of our Exchangeable Notes.

Gains on sales of real estate

Gains on sales of interests in real estate were $4.3 million in 2009 due to a $2.7 million gain from the sale of a parcel and related land improvements at Pitney Road Plaza, a $1.4 million gain from the sale of land adjacent to North Hanover Mall and a $0.2 million gain from the sale of a land parcel adjacent to Woodland Mall.

There were no gains on sales of real estate in 2008.

Gains on sales of interests in real estate were $2.3 million in 2007 due to a $1.5 million gain from the sale of a parcel and related land improvements at Plaza at Magnolia, a $0.6 million gain from the sale of an outparcel and related land improvements containing an operating restaurant at New River Valley Mall, and a $0.2 million gain from the sale of land adjacent to Wiregrass Commons.

Discontinued Operations

We have presented as discontinued operations the operating results of Crest Plaza (a strip center in Allentown, Pennsylvania), Northeast Tower Center (a power center in Philadelphia, Pennsylvania), Schuylkill Mall (a mall in Frackville, Pennsylvania), South Blanding Village (a strip center in Jacksonville, Florida) and Festival at Exton (a strip center in Exton, Pennsylvania).

Operating results and gains on sales of discontinued operations for the properties in discontinued operations for the periods presented were as follows:

	For the year ended December 31,
(In thousands of dollars)	2009	2008	2007
Operating results of:
Northeast Tower Center	$1,820	$1,965	$1,697
Crest Plaza	383	584	506
Schuylkill Mall	—	—	(97)
Festival at Exton	—	—	(28)
South Blanding Village	—	—	(5)

Operating results from discontinued operations	2,203	2,549	2,073
Gains on sales of discontinued operations	9,503	—	6,699

Income from discontinued operations	$11,706	$2,549	$8,772

Gains on Sales of Discontinued Operations

Gains on sales of discontinued operations were $9.5 million for 2009 due to the gain on the sale of a controlling interest Northeast Tower Center of $6.1 million and a gain on the sale of Crest Plaza of $3.4 million.

There were no gains on sales of discontinued operations in 2008.

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

Net operating income excludes interest and other income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of interests in real estate, gains or sales of non-operating real estate, gains on sales of discontinued operations, gain on extinguishment of debt, impairment losses, abandoned project costs and other expenses.

The following table presents net operating income results for the years ended December 31, 2009 and 2008. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which presents our share of the results of our partnership investments. Under GAAP, we account for our partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
(in thousands of dollars)	Real Estate Revenue	Operating Expenses	Net Operating Income	Real Estate Revenue	Operating Expenses	Net Operating Income
Same Store	$490,584	$(202,489)	$288,095	$497,773	$(196,348)	$301,425
Non Same Store	11,431	(4,060)	7,371	9,178	(3,286)	5,892

Total	$502,015	$(206,549)	$295,466	$506,951	$(199,634)	$307,317

	% Change 2009 vs. 2008
	Same Store	Total
Real estate revenue	(1.4%)	(1.0%)
Operating expenses	3.1%	3.5%
Net operating income	(4.4%)	(3.9%)

Primarily because of the items discussed above under “Revenue” and “Operating Expenses,” total net operating income decreased by $11.9 million in 2009 compared to 2008, and Same Store net operating income decreased by $13.3 million in 2009 compared to 2008.

The following information is provided to reconcile net loss to net operating income:

	For the Year Ended December 31,
(in thousands of dollars)	2009	2008
Net loss	$(90,091)	$(16,355)
Adjustments:
Depreciation and amortization
Wholly owned and consolidated partnerships	166,570	150,041
Unconsolidated partnerships	8,144	8,361
Discontinued operations	1,176	1,571
Interest expense
Wholly owned and consolidated partnerships	133,460	115,013
Unconsolidated partnerships	7,260	10,274
Discontinued operations	104	535
Gains on sales of interests in real estate	(923)	—
Gains on sales of non-operating real estate	(3,388)	—
Gains on sales of discontinued operations	(9,503)	—
Gain on extinguishment of debt	(27,047)	(27,074)
Impairment of assets and abandoned project costs	75,012	28,889
Other expenses	37,727	40,561
Interest and other income	(3,035)	(4,499)

Net operating income	$295,466	$307,317

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

FFO was $73.1 million for the year ended December 31, 2009, a decrease of $67.9 million, or 48%, compared to $141.0 million for 2008. FFO decreased because of the decrease in net income as a result of impairment losses, higher property operating expenses and higher interest expense, partially offset by a gain on extinguishment of debt. FFO per share decreased $1.74 per share to $1.69 per share for the year ended December 31, 2009, compared to $3.43 per share for the year ended December 31, 2008.

The shares used to calculate both FFO per basic share and FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net loss to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	For the Year Ended December 31, 2009	Per share (including OP Units)	For the Year Ended December 31, 2008	Per share (including OP Units)
Net loss	$(90,091)	$(2.08)	$(16,355)	$(0.40)
Adjustments:
Gains on sales of discontinued operations	(9,503)	(0.22)	—	—
Gains on sales of interest in real estate	(923)	(0.02)	—	—
Depreciation and amortization:
Wholly owned and consolidated partnerships(1)	164,284	3.80	147,435	3.59
Unconsolidated partnerships(1)	8,144	0.19	8,361	0.20
Discontinued operations(1)	1,176	0.02	1,571	0.04

Funds from operations(2)	$73,087	$1.69	$141,012	$3.43

Impairment of assets	74,254	1.72	27,592	0.67
Gain on extinguishment of debt	(27,047)	(0.63)	(27,074)	(0.66)

Funds from operations as adjusted	$120,294	$2.78	$141,530	$3.45

Weighted average number of shares outstanding	40,953		38,807
Weighted average effect of full conversion of OP Units	2,268		2,236
Effect of common share equivalents	12		14

Total weighted average shares outstanding, including OP Units	43,233		41,057

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $1.3 million and $2.0 million for the twelve months ended December 31, 2009 and 2008, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, and subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in 2009 were $32.5 million, based on distributions of $0.74 per share and OP Unit. For the first quarter of 2010, we have announced a payment of $0.15 per share, which equates to an annual distribution amount of $0.60 per share. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

•	inability to achieve targets for, or decreases in, property occupancy and rental rates, resulting in lower or delayed real estate revenue and operating income;

•	increases in interest rates resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.

We expect to meet certain of our remaining obligations to fund existing development and redevelopment projects and certain capital requirements, including scheduled debt maturities, future property and portfolio acquisitions, expenses associated with acquisitions, renovations, expansions and other non-recurring capital improvements, through a variety of capital sources, subject to the terms and conditions of our 2010 Credit Facility.

The difficult conditions in the market for debt capital and commercial mortgage loans, including the commercial mortgage backed securities market, and the downturn in the general economy and its effect on retail sales, as well as our significant leverage resulting from debt incurred to fund our redevelopment projects and other development activity, have combined to necessitate that we vary our approach to obtaining, using and recycling capital. We intend to consider all of our available options for accessing the capital markets, given our position and constraints.

The amounts remaining to be invested in the last phases of our current redevelopment projects are significantly less than in 2009, and we believe that we have access to sufficient capital to fund these remaining amounts.

In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest consisting of a first lien on 22 properties and a second lien on one property. As a result, we have very few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt might limit our ability to obtain capital in this way.

We are contemplating ways to reduce our leverage through a variety of means available to us, and subject to and in accordance with the terms and conditions of the 2010 Credit Facility. These steps might include obtaining equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

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

2010 Credit Facility

Amended, Restated and Consolidated Senior Secured Credit Agreement

On March 11, 2010, PREIT Associates and PRI (collectively, the “Borrower”), together with PR Gallery I Limited Partnership (“GLP”) and Keystone Philadelphia Properties, L.P. (“KPP”), two of our other subsidiaries, entered into an Amended, Restated and Consolidated Senior Secured Credit Agreement comprised of 1) an aggregate $520.0 million term loan made up of a $436.0 million term loan (“Term Loan A”) to PALP and PRI and a separate $84.0 million term loan (“Term Loan B”) to the other two subsidiaries (collectively, the “2010 Term Loan”) and 2) a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, the “2010 Credit Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto.

The 2010 Credit Facility replaces the previously existing $500.0 million unsecured revolving credit facility, as amended (the “2003 Credit Facility”), and a $170.0 million unsecured term loan (the “2008 Term Loan”) that had been scheduled to mature on March 20, 2010. All capitalized terms used and not otherwise defined in the description of the 2010 Credit Facility have the meanings ascribed to such terms in the 2010 Credit Facility.

The initial term of the 2010 Credit Facility is three years, and we have the right to one 12-month extension of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.50% of the then outstanding Commitments.

We used the initial proceeds from the 2010 Credit Facility to repay outstanding balances under the 2003 Credit Facility and 2008 Term Loan. At closing, the $520.0 million 2010 Term Loan was fully outstanding and $70.0 million was outstanding under the Revolving Facility.

Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 4.00% and 4.90% per annum, depending on our leverage, in excess of LIBOR, with no floor. The initial rate in effect was 4.90% per annum in excess of LIBOR. In determining our leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 8.00%. The unused portion of the Revolving Facility is subject to a fee of 0.40% per annum.

The obligations under Term Loan A are secured by first priority mortgages on 20 of our properties and a second lien on one property, and the obligations under Term Loan B are secured by first priority leasehold mortgages on the properties ground leased by GLP and KPP (the “Gallery Properties”). The foregoing properties constitute substantially all of our previously unencumbered retail properties.

We and certain of our subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

The aggregate amount of the lender Revolving Commitments and 2010 Term Loan under the 2010 Credit Facility is required to be reduced by $33.0 million by March 11, 2011, by a cumulative total of $66.0 million by March 11, 2012 and by a cumulative total of $100.0 million by March 11, 2013 (if we exercise our right to extend the Termination Date), including all payments (except payments pertaining to the Release Price of a Collateral Property) resulting in permanent reduction of the aggregate amount of the Revolving Commitments and 2010 Term Loan.

The 2010 Credit Facility contains provisions regarding the application of proceeds from a Capital Event. A Capital Event is any event by which we raise additional capital, whether through an asset sale, joint venture, additional secured or unsecured debt, issuance of equity, or from excess proceeds after payment of a Release Price. Capital Events do not include Refinance Events or other specified events. After payment of interest and required distributions, the Remaining Capital Event Proceeds will generally be applied in the following order:

If the Facility Debt Yield is less than 11.00% or the Corporate Debt Yield is less than 10.00%, Remaining Capital Event Proceeds will be allocated 25% to pay down the Revolving Facility (repayments of the Revolving Facility generally may be reborrowed) and 75% to pay down and permanently reduce Term Loan A (or Term Loan B if Term Loan A is repaid in full) or, if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder of that 25% to pay down and permanently reduce Term Loan A (or Term Loan B if Term Loan A is repaid in full). So long as the Facility Debt Yield is greater than or equal to 11.00% and the Corporate Debt Yield is greater than or equal to 10.00% and each will remain so immediately after the Capital Event, and so long as either the Facility Debt Yield is less than 12.00% or the Corporate Debt Yield is less than 10.25% and will remain so immediately after the Capital Event, the Remaining Capital Event Proceeds will be allocated 75% to pay down the Revolving Facility and 25% to pay down and permanently reduce Term Loan A (or Term Loan B if Term Loan A is repaid in full) or, if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder of that 75% for general corporate purposes. So long as the Facility Debt Yield is greater than or equal to 12.00% and the Corporate Debt Yield is greater than or equal to 10.25% and each will remain so immediately after the Capital Event, Remaining Capital Event Proceeds will be applied 100% to pay down the Revolving Facility, or if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder for general corporate purposes. Remaining proceeds from a Capital Event or Refinance Event relating to Cherry Hill Mall will be used to pay down the Revolving Facility and may be reborrowed only to repay our unsecured indebtedness.

The 2010 Credit Facility also contains provisions regarding the application of proceeds from a Refinance Event. A Refinance Event is any event by which we raise additional capital from refinancing of secured debt encumbering an existing asset, not including collateral for the 2010 Credit Facility. The proceeds in excess of the amount required to retire an existing secured debt will be applied, after payment of interest, to pay down the Revolving Facility, or if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder for general corporate purposes. Remaining proceeds from a Capital Event or Refinancing Event relating to the Gallery Properties may only be used to pay down and permanently reduce Term Loan B (or, if the outstanding balance on Term Loan B is or would become $0 as a result such payment, to pay down Term Loan B in full and to pay any remainder in accordance with the preceding paragraph).

A Collateral Property will be released as security upon a sale or refinancing, subject to payment of the Release Price and the absence of any default or Event of Default. If, after release of a Collateral Property (and giving pro forma effect thereto), the Facility Debt Yield will be less than 11.00%, the Release Price will be the Minimum Release Price plus an amount equal to the lesser of (A) the amount that, when paid and applied to the 2010 Term Loan, would result in a Facility Debt Yield equal to 11.00% and (B) the amount by which the greater of (1) 100.0% of net cash proceeds and (2) 90.0% of the gross sales proceeds exceeds the Minimum Release Price. The Minimum Release Price is 110% (120% if, after the Release, there will be fewer than 10 Collateral Properties) multiplied by the proportion that the value of the property to be released bears to the aggregate value of all of the Collateral Properties on the closing date of the 2010 Credit Facility, multiplied by the amount of the then Revolving Commitments plus the aggregate principal amount then outstanding under the 2010 Term Loan. In general, upon release of a Collateral Property, the post-release Facility Debt Yield must be greater than or equal to the pre-release Facility Debt Yield. Release payments must be used to pay down and permanently reduce the amount of the Term Loan.

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. We are required to maintain our status as a REIT at all times.

We may prepay the Revolving Facility at any time without premium or penalty. We must repay the entire principal amount outstanding under the 2010 Credit Facility at the end of its term, as the term may have been extended.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2010 Credit Facility immediately due and payable, and the Commitments of the lenders to make further loans under the 2010 Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PALP, PRI, any owner of a Collateral Property or any Material Subsidiary, all outstanding amounts will automatically become immediately due and payable and the Commitments of the lenders to make further loans will automatically terminate.

Exchangeable Notes

In May 2007, we, through PREIT Associates, completed the sale of $287.5 million aggregate principal amount of 4% Senior Exchangeable Notes due 2012 (“Exchangeable Notes”). The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under the 2003 Credit Facility, the cost of the related capped call transactions, and for other general corporate purposes. The Exchangeable Notes are general unsecured senior obligations of PREIT Associates and rank equally in right of payment with all other senior unsecured indebtedness of PREIT Associates. Interest payments, which are due on June 1 and December 1 of each year, began on December 1, 2007 and will continue until the maturity date of June 1, 2012. PREIT Associates’ obligations under the Exchangeable Notes are fully and unconditionally guaranteed by PREIT.

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

Our Exchangeable Notes had a balance of $136.9 million and $241.5 million (excluding debt discount of $4.7 million and $11.4 million) as of December 31, 2009 and December 31, 2008, respectively. Interest expense related to the Exchangeable Notes was $8.6 million, $11.5 million and $7.4 million (excluding non-cash amortization of debt discount of $2.8 million, $3.5 million and $2.1 million) for the years ended December 31, 2009, 2008, and 2007 respectively. The Exchangeable Notes bear interest at a contractual rate of 4.00% per annum. The Exchangeable Notes had an effective interest rate of 5.85% for the year ended December 31, 2009, including the effect of the debt discount amortization.

In 2009 and 2008, we repurchased $104.6 million and $46.0 million, respectively, in aggregate principal amount of our Exchangeable Notes in privately negotiated transactions in exchange for an aggregate $47.2 million in cash and 4.3 million common shares, with a fair market value of $25.0 million, in 2009, and for $15.9 million in cash in 2008. We terminated an equivalent notional amount of the related capped calls in 2009 and 2008.

We recorded gains on extinguishment of debt of $27.0 million and $27.1 million in 2009 and 2008, respectively. In connection with the repurchases, we retired an aggregate of $5.4 million and $3.0 million in 2009 and 2008, respectively, of deferred financing costs and debt discount.

Mortgage Loan Finance Activity

The following table presents the mortgage loans we or partnerships in which we own interests entered into since January 1, 2007:

Financing Date	Property	Amount Financed or Extended (in millions of dollars):	Stated Rate	Hedged Rate	Maturity
2007 Activity:
May	The Mall at Prince Georges(1)	$150.0	5.51% fixed	NA	June 2017

2008 Activity:
January	Cherry Hill Mall(2)(3)	55.0	5.51% fixed	NA	October 2012
February	One Cherry Hill Plaza(1)(4)	5.6	LIBOR plus 1.30%	NA	August 2010
May	Creekview Center(5)	20.0	LIBOR plus 2.15%	5.56%	June 2010
June	Christiana Center(1)(6)	45.0	LIBOR plus 1.85%	5.87%	June 2011
July	Paxton Towne Centre(1)(6)	54.0	LIBOR plus 2.00%	5.84%	July 2011
September	Patrick Henry Mall(7)	97.0	6.34% fixed	NA	October 2015
September	Jacksonville Mall(1)(8)	56.3	LIBOR plus 2.10%	5.83%	September 2013
September	Logan Valley Mall(1)(8)(9)	68.0	LIBOR plus 2.10%	5.79%	September 2013
September	Wyoming Valley Mall(1)(8)(10)	65.0	LIBOR plus 2.25%	5.85%	September 2013
October	Whitehall Mall(11)	12.4	7.00% fixed	NA	November 2018
November	Francis Scott Key Mall(1)	55.0	LIBOR plus 2.35%	5.25%	December 2013
November	Viewmont Mall(1)	48.0	LIBOR plus 2.35%	5.25%	December 2013
December	Exton Square Mall(12)	70.0	7.50% fixed	NA	January 2014

2009 Activity:
March	New River Valley Center(13)	16.3	LIBOR plus 3.25%	5.75%	March 2012
June	Pitney Road Plaza(14)	6.4	LIBOR plus 2.50%	NA	June 2010
June	Lycoming Mall(15)	33.0	6.84% fixed	NA	June 2014
September	Northeast Tower Center(16)	20.0	LIBOR plus 2.75%	NA	September 2011
October	Red Rose Commons(17)	23.9	LIBOR plus 4.00%	NA	October 2011
2010 Activity:
January	New River Valley Mall (1)(18)	30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(15)	2.5	6.84% fixed	NA	June 2014

(1)	Interest only.
(2)	Supplemental financing with a maturity date that coincides with the existing first mortgage loan.
(3)	First 24 payments are interest only followed by principal and interest payments based on a 360-month amortization schedule.
(4)

In February 2008, we entered into this mortgage loan as a result of the acquisition of Bala Cynwyd Associates, L.P. The original maturity date of the mortgage loan was August 2009, with two separate one year extension options. In June 2009, we made a principal payment of $2.4 million and exercised the first extension option.

(5)	The mortgage loan has a term of two years and three one-year extension options.
(6)	The mortgage loan has a term of three years and two one-year extension options.
(7)	Payments based on 25 year amortization schedule, with a balloon payment in October 2015.
(8)	The mortgage loan has a term of five years and two one-year extension options.
(9)

The mortgage loan bears interest at an annual rate equal to, at our election, LIBOR plus 2.10%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(10)

The mortgage loan bears interest at an annual rate equal to, at our election, LIBOR plus 2.25%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(11)	The unconsolidated partnership that owns Whitehall Mall entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%.
(12)	Payments based on 30 year amortization schedule, with balloon payment in January 2014. The mortgage loan has a term of three years and two one-year extension options.
(13)	The mortgage loan has a term of three years and two one-year extension options.
(14)

We have made draws of $6.4 million and a one time principal payment of $1.9 million in connection with the sale of a parcel at the property. The loan has one six-month extension option during the construction period. We have the option to convert the loan to a two-year loan at the end of the construction period.

(15)

The mortgage loan agreement provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010.

(16)	In October 2009, we repaid the $20.0 million mortgage loan on Northeast Tower Center in connection with the sale of a controlling interest in this property.
(17)	Interest only in its initial term. The unconsolidated partnership that owns Red Rose Commons entered into the mortgage loan. Our interest in the unconsolidated partnership is 50%.
(18)	The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%.

In July 2008, we repaid a $12.7 mortgage loan on Crossroads Mall in Beckley, West Virginia, using funds from the 2003 Credit Facility and available working capital.

In December 2008, we repaid a $93.0 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $70.0 million from a new mortgage on the property, the 2003 Credit Facility, the 2008 Term Loan and available working capital.

In January 2009, we repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from the 2003 Credit Facility and the 2008 Term Loan.

In June 2009, we made a principal payment of $2.4 million and exercised the first one-year extension option on the mortgage loan on the One Cherry Hill Plaza office building in Cherry Hill, New Jersey.

In July 2009, the unconsolidated partnership that owns Lehigh Valley Mall exercised its third extension option of a $150.0 million mortgage loan. We own an indirect 50% ownership interest in this entity.

In October 2009, we repaid the $20.0 million mortgage loan on Northeast Tower Center in Philadelphia, Pennsylvania in connection with the sale of a controlling interest in this property.

In November 2009, we entered into a one-year extension of a $34.3 million mortgage loan secured by Valley View Mall in La Crosse, Wisconsin, with two additional six-month extension options.

In November 2009, the unconsolidated partnership that owns Springfield Mall exercised its third extension option of a $72.3 million mortgage loan. We own an indirect 50% ownership interest in this entity.

Interest Rate Derivative Agreements

As of December 31, 2009, we had entered into 12 interest rate swap agreements and one cap agreement that have a weighted average rate of 3.29% on a notional amount of $597.5 million maturing on various dates through November 2013.

We entered into these interest rate derivatives in order to hedge the interest payments associated with our 2009 and 2008 issuances of floating rate long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on December 31, 2009 and considered these swaps to be highly effective cash flow hedges. Our interest rate swaps are net settled monthly.

As of December 31, 2009, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $14.6 million. The carrying amount of the derivative assets is reflected in deferred costs and other assets, the associated liabilities are reflected in accrued expenses and other liabilities and the net unrealized loss is reflected in accumulated other comprehensive loss in the accompanying balance sheets.

Mortgage Loans

Twenty-eight mortgage loans, which are secured by 26 of our consolidated properties, are due in installments over various terms extending to the year 2017. Seventeen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates that have been swapped to or capped at a fixed rate. These mortgage loans have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.80% at December 31, 2009. We also have two properties with variable interest rate mortgage loans that had a weighted average interest rate of 3.07% at December 31, 2009. The weighted average interest rates of all consolidated mortgage loans is 5.79%. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of December 31, 2009.

	Payments by Period
(in thousands of dollars)	Total	2010	2011-2012	2013-2014	Thereafter
Principal payments	$97,462	$19,988	$39,575	$25,166	$12,733
Balloon payments(1)	1,676,915	63,165	473,971	499,623	640,156

Total	$1,774,377	$83,153	$513,546	$524,789	$652,889

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

Contractual Obligations

The following table presents our aggregate contractual obligations as of December 31, 2009 for the periods presented.

(in thousands of dollars)	Total	2010	2011-2012	2013-2014	Thereafter
Mortgage loans	$1,774,377	$83,153	$513,546	$524,789	$652,889
Interest on mortgage loans	446,385	101,159	177,851	117,341	50,034
Exchangeable Notes	136,900	—	136,900	—	—
Interest on Exchangeable Notes	13,234	5,476	7,758	—	—
2008 Term Loan	170,000	170,000	—	—	—
Interest on 2008 Term Loan	2,179	2,179	—	—	—
2003 Credit Facility(1)	486,000	486,000	—	—	—
Operating leases	9,115	2,263	3,963	2,889	—
Ground leases	53,443	992	1,845	1,460	49,146
Development and redevelopment commitments(2)	2,320	2,320	—	—	—

Total	$3,093,953	$853,542	$841,863	$646,479	$752,069

(1)

The 2003 Credit Facility had a term that expired in March 2010. See “Business—Recent Developments.” This amount represents the amount outstanding related to the unsecured revolving 2003 Credit Facility.

(2)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

Preferred Shares

On July 31, 2007, we redeemed all of our 11% non-convertible senior preferred shares for $129.9 million, or $52.50 per preferred share, plus accrued and unpaid dividends to the redemption date of $1.9 million. The preferred shares were issued in November 2003 in connection with the Merger with Crown and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the Merger were substantially complete. In order to finance the redemption, we borrowed $131.8 million under our 2003 Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price is included in “Net Income Attributed to PREIT” in the year ended December 31, 2007.

Share Repurchase Programs

In December 2007, our Board of Trustees authorized a program to repurchase up to $100.0 million of our common shares through solicited or unsolicited transactions in the open market or privately negotiated or other transactions from January 1, 2008 through December 31, 2009, subject to our authority to terminate the program earlier. Previously, in October 2005, our Board of Trustees had authorized a program to repurchase up to $100.0 million of our common shares. That program expired by its terms on December 31, 2007. The program was in effect until the end of 2009, when it expired according to its terms.

In 2007, we repurchased 152,500 shares at an average price of $35.67, or an aggregate purchase price of $5.4 million. The cumulative amount of shares repurchased from the inception of our prior repurchase program to December 31, 2008 was 371,200 shares, at an average price of $37.15, or an aggregate purchase price of $13.8 million. We did not repurchase any shares in 2009.

CASH FLOWS

Net cash provided by operating activities totaled $136.1 million for the year ended December 31, 2009, compared to $125.0 million for the year ended December 31, 2008, and $149.5 million for the year ended December 31, 2007. The increase in 2009 as compared to 2008 was primarily due to changes in working capital, including a $2.4 million increase in accrued expenses compared to a $12.4 million decrease in accrued expenses in 2008 and a $2.7 million decrease in tenant deposits and deferred rent, partially offset by the factors discussed in “Results of Operations.”

Cash flows used for investing activities were $103.4 million for the year ended December 31, 2009, compared to $353.2 million for the year ended December 31, 2008, and $242.4 million for the year ended December 31, 2007. Investing activities for 2009 reflect investment in construction in progress of $128.4 million and real estate improvements of $39.1 million, all of which primarily relate to our development and redevelopment activities. Investing activities for 2009 also reflect proceeds of $62.6 million from the sale of real estate investments. Cash flows from investing activities for the year ended December 31, 2008 reflect investment in construction in progress of $307.4 million, real estate improvements of $25.0 million and real estate acquisitions of $11.9 million.

Cash flows provided by financing activities were $31.7 million for the year ended December 31, 2009, compared to $210.1 million for the year ended December 31, 2008, and $105.0 for the year ended December 31, 2007. Cash flows provided by financing activities for the year ended December 31, 2009 were primarily affected by $75.6 million of proceeds from the mortgage loans on New River Valley Center, Pitney Road Plaza, Lycoming Mall and Northeast Tower Center as well as $86.0 million in borrowings from the 2003 Credit Facility and $10.1 million of contributions from noncontrolling interests. We used some of these proceeds to repay the $20.0 million mortgage loan on Northeast Tower Center and to repay the $15.7 million mortgage loan on Palmer Park Mall, and to make a $2.4 million principal payment on the mortgage loan on One Cherry Hill Plaza. Cash flows from financing activities for the year ended December 31, 2009 were also affected by dividends and distributions of $32.5 million, principal installments on mortgage loans of $17.6 million, and payments of $47.2 million for the repurchase of Exchangeable Notes.

COMMITMENTS

At December 31, 2009, we had $2.3 million of unaccrued contractual obligations to complete current development and redevelopment projects. Total remaining costs for the particular projects with such commitments are $40.4 million. We expect to finance these amounts through borrowings under the 2010 Credit Facility or through various other capital sources. See “— Liquidity and Capital Resources—Capital Resources.”

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. We have insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $20.0 million in the aggregate. See “Item 1. Business—Environmental.”

COMPETITION AND TENANT CREDIT RISK

Competition in the retail real estate industry is intense. We compete with other public and private retail real estate companies, including companies that own or manage malls, strip centers, power centers, lifestyle centers, factory outlet centers, theme/festival centers and community centers, as well as other commercial real estate developers and real estate owners, particularly those with properties near our properties, on the basis of several factors, including location and rent charged. We compete with these companies to attract customers to our properties, as well as to attract anchor and in-line store tenants. We also compete to acquire land for new site development, during more favorable economic conditions. Our malls and our strip and power centers face competition from similar retail centers, including more recently developed or renovated centers that are near our retail properties. We also face competition from a variety of different retail formats, including internet retailers, discount or value retailers, home shopping networks, mail order operators, catalogs, and telemarketers. This competition could have a material adverse effect on our ability to lease space and on the amount of rent that we receive. Our tenants face competition from companies at the same and other properties and from other retail formats as well.

The development of competing retail properties and the related increased competition for tenants might require us to make capital improvements to properties that we would have deferred or would not have otherwise planned to make and might also affect the occupancy and net operating income of such properties. Any such capital improvements, undertaken individually or collectively, would be subject to the terms and conditions of the 2010 Credit Facility and involve costs and expenses that could adversely affect our results of operations.

We compete with many other entities engaged in real estate investment activities for acquisitions of malls, other retail properties and other prime development sites, including institutional pension funds, other REITs and other owner-operators of retail properties. Our efforts to compete are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less competition with respect to acquisition activity in recent quarters. When we seek to make acquisitions, these competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. See “Item 2. Properties—Major Tenants.” In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales directly affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, we might modify lease terms in ways that are less favorable to us.

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

INFLATION

Inflation can have many effects on financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of property operating expenses, we might bear more costs if such expenses increase because of inflation.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2009, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility, as well as mandatory pay down and capital application provisions;

•	our ability to refinance our existing indebtedness when it matures;

•

our ability to raise capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships, through sales of properties, or through other actions;

•	our short- and long-term liquidity position;

•	the effects on us of dislocations and liquidity disruptions in the capital and credit markets;

•	the current economic downturn and its effect on consumer confidence and consumer spending, tenant business and leasing decisions and the value and potential impairment of our properties;

•	increases in operating costs that cannot be passed on to tenants;

•	our ability to maintain and increase property occupancy, sales and rental rates, including at our recently redeveloped properties;

•	risks relating to development and redevelopment activities;

•	changes in the retail industry, including consolidation and store closings;

•	general economic, financial and political conditions, including credit market conditions, changes in interest rates or unemployment;

•	concentration of our properties in the Mid-Atlantic region;

•	changes in local market conditions, such as the supply of or demand for retail space, or other competitive factors;

•	potential dilution from any capital raising transactions;

•	possible environmental liabilities;

•	our ability to obtain insurance at a reasonable cost; and

•	existence of complex regulations, including those relating to our status as a REIT, and the adverse consequences if we were to fail to qualify as a REIT.

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of December 31, 2009, our consolidated debt portfolio consisted primarily of $486.0 million borrowed under our revolving 2003 Credit Facility, which bore interest at a LIBOR rate plus an applicable margin at December 31, 2009, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $4.7 million, $170.0 million borrowed under our senior unsecured 2008 Term Loan, which bore interest at a weighted-average swapped fixed interest rate of 5.29% at December 31, 2009 and $1,777.1 million in fixed and variable rate mortgage loans, including $2.7 million of mortgage debt premium.

Twenty-eight mortgage loans, which are secured by 26 of our consolidated properties, are due in installments over various terms extending to the year 2017. Seventeen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates that have been swapped to or capped at a fixed rate. These mortgage loans have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.80% at December 31, 2009. We also have two properties with variable interest rate mortgage loans that had a weighted average interest rate of 3.07% at December 31, 2009. The weighted average interest rate of all consolidated mortgage loans is 5.79%. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed-Rate Debt		Variable-Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments	Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate
2010	$243,061	5.66%	$496,092	(1)	2.26	%(2)
2011	$119,682	5.82%	—		—
2012	$530,764	5.45%	—		—
2013	$416,136	5.48%	—		—
2014	$108,653	6.57%	—		—
2015 and thereafter	$652,889	5.60%	—		—

(1)	Includes the unsecured revolving 2003 Credit Facility, which had a term that would have expired in March 2010. The 2003 Credit Facility was replaced by the 2010 Credit Facility.
(2)	The 2003 Credit Facility interest rate is based on the weighted average interest rate in effect as of December 31, 2009.

Changes in market interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual December 31, 2009 levels, with all other variables held constant. A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $67.9 million at December 31, 2009. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $70.7 million at December 31, 2009. Based on the variable-rate debt included in our debt portfolio as of December 31, 2009, a 100 basis point increase in interest rates would have resulted in an additional $5.0 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $5.0 million annually.

At December 31, 2008, a 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $56.5 million. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $59.5 million at December 31, 2008. Based on the variable-rate debt included in our debt portfolio as of December 31, 2008, a 100 basis point increase in interest rates would have resulted in an additional $4.0 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $4.0 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics was issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 5 of the notes to our consolidated financial statements.

We have an aggregate $597.5 million in notional amount of swap agreements settling on various dates through November 2013.

Because the information presented above includes only those exposures that existed as of December 31, 2009, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income and cash flows for the years ended December 31, 2009, 2008 and 2007, and the notes thereto, our report on internal control over financial reporting, the reports of our independent registered public accounting firm thereon, our summary of unaudited quarterly financial information for the years ended December 31, 2009 and 2008, and the financial statement schedule begin on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009, and have concluded as follows:

•

Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

•

Our disclosure controls and procedures are effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

See “Management’s Report on Internal Control Over Financial Reporting” included before the financial statements contained in this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2010, and thus we have omitted such information in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are included in this report:

All other schedules are omitted because they are not applicable, not required or because the required information is reported in the consolidated financial statement or notes thereto.

(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Trust Agreement dated December 18, 2008, filed as Exhibit 3.1 to PREIT’s Current Report on Form 8-K filed on December 23, 2008, is incorporated herein by reference.

3.2	By-Laws of PREIT as amended through July 26, 2007, filed as Exhibit 3.2 to PREIT’s Current Report on Form 8-K filed on August 1, 2007, is incorporated herein by reference.

4.1	First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.15 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

4.2	First Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.3	Second Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.2 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.4	Third Amendment to the First Amended and Restated Agreement of Limited Partnership, dated September 30, 1997, of PREIT Associates, L.P., filed as Exhibit 4.3 to PREIT’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by reference.

4.5	Fourth Amendment to First Amended and Restated Agreement of Limited Partnership of PREIT Associates L.P. dated May 13, 2003, filed as Exhibit 4.1 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2003, is incorporated herein by reference.

4.6	Indenture dated May 8, 2007 among PREIT Associates, L.P., as issuer, PREIT, as guarantor and US Bank National Association, as Trustee, filed as Exhibit 4.1 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

4.7	Form of 4.00% Exchangeable Senior Note due 2012, filed as Exhibit 4.2 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.1	Registration Rights Agreement dated May 8, 2007 among PREIT, PREIT Associates, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, filed as Exhibit 4.3 to PREIT’s Current Report on Form 8-K filed on May 10, 2007, is incorporated herein by reference.

10.2	Credit Agreement, dated as of November 20, 2003, among PALP, PREIT and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q dated August 10, 2009, is incorporated herein by reference.

10.3	First Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 2, 2005, is incorporated herein by reference.

10.4	Second Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., the guarantors named therein and each of the financial institutions signatory thereto filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 7, 2006, is incorporated herein by reference.

10.5	Third Amendment to Credit Agreement and Joinder Agreement by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.6	Fourth Amendment to Credit Agreement by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., the guarantors named therein and each of the financial institutions signatory thereto, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated May 27, 2008, is incorporated herein by reference.

10.7	Form of Revolving Note, dated November 20, 2003, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated February 20, 2007, is incorporated herein by reference.

10.8	Second Amended and Restated Swingline Note, dated May 20, 2008, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated May 27, 2008, is incorporated herein by reference.

10.9	Term Loan Agreement dated September 3, 2008 by and among PREIT, PREIT Associates, L.P., PREIT-RUBIN, Inc., Wells Fargo Bank, National Association, the financial institutions party thereto and the other parties thereto, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.10	Guaranty dated as of September 3, 2008 in favor of Wells Fargo Bank, National Association, by and among PREIT, PREIT Associates, L.P. , PREIT-RUBIN, Inc., the financial institutions party thereto and the other parties thereto, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009.

10.11	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Merrill Lynch Financial Markets, Inc. filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.12	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and Citibank, N.A. filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.13	Capped Call Confirmation dated May 2, 2007 among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P. and UBS AG, London Branch filed as Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.14	Guaranty, dated as of November 20, 2003, executed by PREIT and certain of its direct and indirect subsidiaries, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.15

Letter agreement between Lehman Brothers Bank, FSB and Moorestown Mall LLC dated June 3, 2003, filed as

Exhibit 10.17 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.16	Promissory Note, dated June 3, 2003, in the principal amount of $64.3 million issued by Moorestown Mall LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.18 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.17	Promissory Note, dated May 30, 2003, in the principal amount of $70.0 million issued by PR North Dartmouth LLC in favor of Lehman Brothers Holdings, Inc., filed as Exhibit 10.19 to PREIT’s Current Report on Form 8-K dated April 28, 2003, as amended on June 20, 2003, is incorporated herein by reference.

10.18	Promissory Note, dated July 11, 2005, in the principal amount of $66.0 million, issued by PR Magnolia LLC in favor of Lehman Brothers Bank, FSB, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 12, 2005, is incorporated herein by reference.

10.19	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

10.20	Promissory Note, dated September 30, 2005, in the principal amount of $100.0 million, issued by Cherry Hill Center, LLC in favor of The Northwestern Mutual Life Insurance Company, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K dated October 3, 2005, is incorporated herein by reference.

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

Form 8-K dated December 9, 2005, is incorporated herein by reference.

10.23	Promissory Note, dated February 13, 2006, in the principal amount of $90.0 million, issued by PR Hagerstown LLC in favor of Eurohypo AG, New York Branch, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated February 13, 2006, is incorporated herein by reference.

10.24	Promissory Note, dated March 24, 2006, in the principal amount of $156.5 million, issued by PR Woodland Limited Partnership in favor of Prudential Mortgage Capital Company, LLC, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated March 24, 2006, is incorporated herein by reference.

10.25	Promissory Note, dated July 10, 2006, in the principal amount of $150.0 million, issued by Mall at Lehigh Valley, L.P. in favor of JPMorgan Chase Bank, N.A, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated July 10, 2006, is incorporated herein by reference.

10.26	Promissory Note, dated May 17, 2007 in the principal amount of $150.0 million issued by PR Hyattsville LLC in favor of Wells Fargo Bank, N.A. filed as Exhibit 10.1 to PREIT’s Current Report on From 8-K dated May 7, 2007 is incorporated herein by reference.

10.27	Declaration of Trust, dated June 19, 1997, by PREIT, as grantor, and PREIT, as initial trustee, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.28

Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, and PR Valley View Downs, L.P. filed as Exhibit 10.2 to PREIT’s Quarterly Report on

Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

10.29	Amendment No.1, dated October 1, 2007, to Binding Memorandum of Understanding, dated October 7, 2004, by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC and PR Valley View Downs, L.P., filed as Exhibit to 10.9 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

10.30	Amendment Agreement dated September 10, 2008 by and between Valley View Downs, L.P., Centaur Pennsylvania, LLC, PR Valley View Downs, L.P. and PREIT-RUBIN, Inc., filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on November 7, 2008, is incorporated herein by reference.

+10.31	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Jeffrey Linn, filed as Exhibit 10.57 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.32	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 1, 2009, between PREIT and Jeffrey Linn, filed as Exhibit 10.2 to PREIT’s Quarterly Report on Form 10-Q filed May 11, 2009, is incorporated herein by reference.

+10.33	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Edward Glickman, filed as Exhibit 10.5 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.34	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Bruce Goldman, filed as Exhibit 10.59 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.35	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Ronald Rubin, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.36	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and George F. Rubin, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.37	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Joseph F. Coradino, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.38	Amended and Restated Employment Agreement, dated as of December 31, 2008, between PREIT and Robert McCadden, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.39	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of May 6, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.1 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.40	Amended and Restated Employment Agreement, effective as of December 31, 2008, between PREIT and Douglas S. Grayson, filed as Exhibit 10.64 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.41	Amended and Restated Employment Agreement, effective as of December 30, 2008, between PREIT Services and Timothy R. Rubin, filed as Exhibit 10.65 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.42	Supplemental Retirement Plan for Jeffrey A. Linn, effective as of January 1, 2009, filed as Exhibit 10.66 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.43	Jeffrey A. Linn, Participation Agreement, dated December 30, 2008, filed as Exhibit 10.67 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.44	Supplemental Executive Retirement Agreement, effective as of December 31, 2008, between PREIT and Edward A. Glickman filed as Exhibit 10.10 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.45	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Douglas S. Grayson, filed as Exhibit 10.69 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.46	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and George F. Rubin, filed as Exhibit 10.7 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.47	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Joseph F. Coradino, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.48	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Robert F. McCadden, filed as Exhibit 10.9 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.49	Nonqualified Supplemental Executive Retirement Agreement, effective as of January 1, 2009, between PREIT and Bruce Goldman, filed as Exhibit 10.73 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

+10.50	Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT and Ronald Rubin filed as Exhibit 10.6 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

+10.51

Nonqualified Supplemental Executive Retirement Agreement, effective January 1, 2009, between PREIT Services and Timothy R. Rubin, , filed as Exhibit 10.75 to PREIT’s Annual Report on Form 10-K filed on March 2, 2009, is incorporated herein by reference.

10.52	Standstill Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company, Crown Holding Company, and Crown American Properties, L.P., dated as of November 18, 2003, filed as
Exhibit 2.10 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.53	Non-Competition Agreement among Pennsylvania Real Estate Investment Trust, PREIT Associates, L.P., Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.11 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.54	Tax Indemnity Agreement, dated as of June 2, 2004, by and among PREIT Associates, L.P., Ivyridge Investment Corp., Leonard B. Shore, Lewis M. Stone, Pan American Office Investments, L.P., George F. Rubin, Ronald Rubin and the Non QTIP Marital Trust under the will of Richard I. Rubin filed as Exhibit 10.18 to PREIT’s Quarterly Report on Form 10-Q filed on August 6, 2004, incorporated herein by reference.

+10.55	PREIT’s Amended and Restated 1990 Stock Option Plan for Non-Employee Trustees, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on December 16, 1997 filed on November 18, 1997, is incorporated herein by reference.

+10.56	Amendment No. 2 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.9 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.57	Amendment No. 3 to PREIT’s 1990 Stock Option Plan for Non-Employee Trustees, filed as Exhibit 10.4 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.58*	Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan for Non-Employee Trustees.

+10.59	Amendment No. 2 to the Pennsylvania Real Estate Investment Trust 2008 Restricted Share Plan For Non-Employee Trustees, filed as Exhibit 10.12 to PREIT’s Quarterly Report on Form 10-Q filed on August 10, 2009, is incorporated herein by reference.

+10.60	PREIT’s 1998 Qualified Employee Share Purchase Plan, filed as Exhibit 4 to PREIT’s Form S-8 dated December 30, 1998, is incorporated herein by reference.

+10.61	Amendment No. 1 to PREIT’s Qualified Employee Share Purchase Plan, filed as Exhibit 10.54 to PREIT’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, is incorporated herein by reference.

+10.62	PREIT’s 1999 Equity Incentive Plan, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on April 29, 1999 filed on March 30, 1999, is incorporated herein by reference.

+10.63	Amendment No. 2 to PREIT’s 1999 Equity Incentive Plan filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.64	PREIT’s 2003 Equity Incentive Plan and Amendment No. 1 thereto, filed as Appendix D to PREIT’s Form S-4/A dated October 1, 2003, is incorporated herein by reference.

+10.65	Amendment No. 2 to PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on December 28, 2007, is incorporated herein by reference.

+10.66	Amendment No. 3 to PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.12 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated by reference.

+10.67	Form of Incentive Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.10 to PREIT’s Quarterly Report on Form 10-Q filed on November 9, 2004, is incorporated herein by reference.

+10.68	Form of Nonqualified Stock Option Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.11 to PREIT’s Quarterly Report on Form 10-Q filed on February 27, 2007, is incorporated herein by reference.

+10.69	Form of Restricted Share Award Agreement under PREIT’s 2003 Equity Incentive Plan filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.70	2008-2010 Restricted Share Unit Program, filed as Exhibit 10.2 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.71	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents other than the Chief Financial Officer, filed as Exhibit 10.4 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.72	Form of Annual Incentive Compensation Opportunity Award for Members of the Office of the Chair and the Chief Financial Officer, filed as Exhibit 10.5 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.73	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President, filed as
Exhibit 10.6 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.74	Form of Performance Incentive Unit Award Agreement under PREITs 2009-2011 Performance Incentive Unit Program, filed as Exhibit 10.7 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.75	Form of 2008-2010 Restricted Share Unit and Dividend Equivalent Rights Award Agreement, filed as Exhibit 10.3 to PREIT’s Current Report on Form 8-K filed on February 26, 2008, is incorporated herein by reference.

+10.76	2009-2011 Performance Incentive Unit Program, filed as Exhibit 10.3 to PREIT’s Quarterly Report on Form 10-Q filed on May 11, 2009, is incorporated herein by reference.

+10.77	Restricted Dividend Equivalent Rights Agreement dated as of December 23, 2008 between PREIT and Edward A. Glickman, filed as Exhibit 10.11 to PREIT’s Current Report on Form 8-K filed on December 31, 2008, is incorporated herein by reference.

10.78	Registration Rights Agreement, dated as of September 30, 1997, between PREIT and Florence Mall Partners, filed as Exhibit 10.31 to PREIT’s Current Report on Form 8-K dated October 14, 1997, is incorporated herein by reference.

10.79	Registration Rights Agreement, dated as of April 28, 2003, between Pennsylvania Real Estate Investment Trust and Pan American Associates, filed as Exhibit 10.8 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.80	Registration Rights Agreement, dated as of April 28, 2003, among Pennsylvania Real Estate Investment Trust, The Albert H. Marta Revocable Inter Vivos Trust, Marta Holdings I, L.P. and Ivyridge Investment Corp, filed as
Exhibit 10.9 to PREIT’s Current Report on Form 8-K dated April 28, 2003, is incorporated herein by reference.

10.81	Registration Rights Agreement among Pennsylvania Real Estate Investment Trust, Mark E. Pasquerilla, Crown Investments Trust, Crown American Investment Company, Crown Delaware Holding Company and Crown American Properties, L.P., dated as of November 18, 2003, filed as Exhibit 2.9 to PREIT’s Current Report on Form 8-K dated November 20, 2003, is incorporated herein by reference.

10.82	Real Estate Management and Leasing Agreement made as of August 1, 1996 between The Rubin Organization, Inc. and Bellevue Associates, filed as Exhibit 10.102 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated by reference.

10.83

Amendment of Real Estate Management And Leasing Agreement dated as of January 1, 2005 between PREIT-RUBIN, Inc., successor-in-interest to The Rubin Organization and Bellevue Associates, filed as Exhibit 10.103 to PREIT’s Annual Report on Form 10-K dated March 16, 2005, is incorporated herein by reference.

10.84

Amended and Restated Office Lease between Bellevue Associates and PREIT effective as of July 12, 1999, as amended by the First Amendment to Office Lease effective as of June 18, 2002, as further amended by the Second Amendment to Office Lease effective as of June 1, 2004, filed as Exhibit 10.10 to PREIT’s Quarterly

Report on Form 10-Q filed on August 10, 2009, is incorporated by reference herein.

10.85	Contribution Agreement dated January 22, 2008 by and among Bala Cynwyd Associates, L.P., City Line Associates, Ronald Rubin, George Rubin, Joseph Coradino, Leonard Shore, Lewis Stone, PREIT, PREIT Associates, L.P. and PR Cherry Hill Office GP, LLC, filed as Exhibit 10.131 to PREIT’s Annual Report on Form 10-K dated February 29, 2008, is incorporated herein by reference.

21*	Direct and Indirect Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24*	Power of Attorney (included on signature page to this Form 10-K).

31.1*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this form.
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: March 16, 2010	By:	/s/ Edward A. Glickman
Edward A. Glickman
President and Chief Operating Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald Rubin and Edward A. Glickman, or either of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and either of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or either of them or any substitute therefore, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ronald Rubin Ronald Rubin	Chairman and Chief Executive Officer and Trustee (principal executive officer)	March 16, 2010

/s/ George F. Rubin George F. Rubin	Vice Chairman and Trustee	March 16, 2010

/s/ Edward A. Glickman Edward A. Glickman	President and Chief Operating Officer and Trustee	March 16, 2010

/s/ Joseph F. Coradino Joseph F. Coradino	Executive Vice President and Trustee	March 16, 2010

/s/ Robert F. McCadden Robert F. McCadden	Executive Vice President and Chief Financial Officer (principal financial officer)	March 16, 2010

/s/ Jonathen Bell Jonathen Bell	Senior Vice President—Chief Accounting Officer (principal accounting officer)	March 16, 2010

/s/ Dorrit J. Bern Dorrit J. Bern	Trustee	March 16, 2010

/s/ Stephen B. Cohen Stephen B. Cohen	Trustee	March 16, 2010

/s/ M. Walter D’Alessio M. Walter D’Alessio	Trustee	March 16, 2010

/s/ Rosemarie B. Greco Rosemarie B. Greco	Trustee	March 16, 2010

/s/ Lee H. Javitch Lee H. Javitch	Trustee	March 16, 2010

/s/ Leonard I. Korman Leonard I. Korman	Trustee	March 16, 2010

/s/ Ira M. Lubert Ira M. Lubert	Trustee	March 16, 2010

/s/ Donald F. Mazziotti Donald F. Mazziotti	Trustee	March 16, 2010

/s/ Mark E. Pasquerilla Mark E. Pasquerilla	Trustee	March 16, 2010

/s/ John J. Roberts John J. Roberts	Trustee	March 16, 2010

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited the accompanying consolidated balance sheets of Pennsylvania Real Estate Investment Trust (a Pennsylvania business trust) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for noncontrolling interests and Exchangeable Notes due to the adoption of FASB Accounting Standard 160 Noncontrolling Interests In Consolidated Financial Statements and FASB Staff Positions 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), respectively, (included in FASB ASC Topics 805 Business Combinations and 470 Debt, respectively) as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG
Philadelphia, Pennsylvania
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Pennsylvania Real Estate Investment Trust:

We have audited Pennsylvania Real Estate Investment Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pennsylvania Real Estate Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pennsylvania Real Estate Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pennsylvania Real Estate Investment Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG
Philadelphia, Pennsylvania
March 15, 2010

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share amounts)	December 31, 2009	(as revised) December 31, 2008
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,459,745	$3,287,232
Construction in progress	215,231	411,479
Land held for development	9,337	9,337

Total investments in real estate	3,684,313	3,708,048
Accumulated depreciation	(623,309)	(516,832)

Net investments in real estate	3,061,004	3,191,216

INVESTMENTS IN PARTNERSHIPS, at equity	32,694	36,164
OTHER ASSETS:
Cash and cash equivalents	74,243	9,786
Tenant and other receivables (net of allowance for doubtful accounts of $19,981 and $16,895 at December 31, 2009 and 2008, respectively)	55,303	57,970
Intangible assets (net of accumulated amortization of $198,984 and $164,666 at December 31, 2009 and 2008, respectively)	38,978	68,296
Deferred costs and other assets	84,358	80,845

Total assets	$3,346,580	$3,444,277

LIABILITIES:
Mortgage loans (including debt premium of $2,744 and $4,026 at December 31, 2009 and 2008, respectively)	$1,777,121	$1,760,296
Exchangeable notes (net of debt discount of $4,664 and $11,421 at December 31, 2009 and 2008, respectively)	132,236	230,079
2003 Credit Facility	486,000	400,000
Senior unsecured 2008 Term Loan	170,000	170,000
Tenants’ deposits and deferred rent	13,170	13,112
Distributions in excess of partnership investments	48,771	48,788
Accrued construction expenses	11,778	38,859
Fair value of derivative instruments	14,610	29,169
Accrued expenses and other liabilities	58,090	55,711

Total liabilities	2,711,776	2,746,014

COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 44,615,647 shares at December 31, 2009 and 39,468,523 shares at December 31, 2008	44,616	39,469
Capital contributed in excess of par	881,735	853,281
Accumulated other comprehensive loss	(30,016)	(45,341)
Distributions in excess of net income	(317,682)	(201,080)

Total equity – Pennsylvania Real Estate Investment Trust	578,653	646,329
Noncontrolling interest	56,151	51,934

Total equity	634,804	698,263

Total liabilities and equity	$3,346,580	$3,444,277

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands of dollars, except per share amounts)	2009	(as revised) 2008	(as revised) 2007
REVENUE:

Base rent	$298,185	$295,608	$288,509
Expense reimbursements	137,759	138,331	135,080
Percentage rent	5,357	7,157	9,067
Lease termination revenue	2,154	4,114	1,589
Other real estate revenue	16,598	18,284	19,369
Interest and other income	3,035	4,499	6,976

Total revenue	463,088	467,993	460,590

EXPENSES:
Operating expenses:
CAM and real estate tax	(141,758)	(133,943)	(127,955)
Utilities	(24,074)	(24,837)	(24,965)
Operating expenses	(27,744)	(27,740)	(26,090)

Total operating expenses	(193,576)	(186,520)	(179,010)
Depreciation and amortization	(166,570)	(150,041)	(130,632)
Other expenses:
General and administrative expenses	(37,558)	(40,324)	(41,415)
Impairment of assets and abandoned project costs	(75,012)	(28,889)	(1,531)
Income taxes and other expenses	(169)	(237)	(413)

Total other expenses	(112,739)	(69,450)	(43,359)
Interest expense, net	(133,460)	(115,013)	(100,188)
Gain on extinguishment of debt	27,047	27,074	—

Total expenses	(579,298)	(493,950)	(453,189)
(Loss) income before equity in income of partnerships, gains on sales of real estate, and discontinued operations	(116,210)	(25,957)	7,401
Equity in income of partnerships	10,102	7,053	4,637
Gains on sales of real estate	4,311	—	2,310

(Loss) income from continuing operations	(101,797)	(18,904)	14,348
Discontinued operations:
Operating results from discontinued operations	2,203	2,549	2,073
Gains on sales of discontinued operations	9,503	—	6,699

Income from discontinued operations	11,706	2,549	8,772

Net (loss) income	(90,091)	(16,355)	23,120
Net loss (income) attributed to noncontrolling interest	4,353	589	(2,016)

Net (loss) income before redemption of and dividends on preferred shares	(85,738)	(15,766)	21,104
Redemption of preferred shares	—	—	13,347
Dividends on preferred shares	—	—	(7,941)

Net (loss) income attributable to Pennsylvania Real Estate Investment Trust	$(85,738)	$(15,766)	$26,510

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

EARNINGS PER SHARE

	For the Year Ended December 31,
(in thousands, except per share amounts)	2009	(as revised) 2008	(as revised) 2007
(Loss) income from continuing operations	$(101,797)	$(18,904)	$14,348
Noncontrolling interest – continuing operations	4,115	541	(1,818)
Redemption of preferred shares	—	—	13,347
Dividends on preferred shares	—	—	(7,941)

(Loss) income from continuing operations available to common shareholders	(97,682)	(18,363)	17,936
Dividends on restricted shares	(797)	(1,222)	(1,088)

(Loss) income from continuing operations used to calculate earnings per share – basic and diluted	$(98,479)	$(19,585)	$16,848

Income from discontinued operations	11,706	2,549	8,772
Noncontrolling interest – discontinued operations	238	48	(198)

Income from discontinued operations used to calculate earnings per share – basic and diluted	$11,944	$2,597	$8,574

Basic (loss) earnings per share:
(Loss) income from continuing operations	$(2.40)	$(0.50)	$0.45
Income from discontinued operations	0.29	0.07	0.23

	$(2.11)	$(0.43)	$0.68

Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(2.40)	$(0.50)	$0.44
Income from discontinued operations	0.29	0.07	0.23

	$(2.11)	$(0.43)	$0.67

Weighted average shares outstanding – basic	40,953	38,807	37,577
Effect of dilutive common share equivalents(1)	—	—	325

Weighted average shares outstanding – diluted	40,953	38,807	37,902

(1)

For the years ended December 31, 2009 and December 31, 2008, there are net losses allocable to common shareholders from continuing operations, so the effect of common share equivalents of 12 and 14 for the years ended December 31, 2009 and December 31, 2008, respectively, is excluded from the calculation of diluted loss per share.

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the years ended

December 31, 2009, 2008 and 2007

			PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Preferred Shares $0.01 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income (Loss)	Non- controlling Interest
Balance January 1, 2007	$1,043,664	$—	$36,947	$25	$917,322	$7,893	$(32,886)	$114,363
Comprehensive income (loss):
Net income	23,120	23,120	—	—	—	—	21,104	2,016
Unrealized loss on derivatives	(14,644)	(14,644)	—	—	—	(14,644)	—	—
Other comprehensive loss	(217)	(217)	—	—	—	(217)	—	—

Total comprehensive income	8,259	$8,259						2,016

Shares issued upon redemption of Operating Partnership Units	—		2,053	—	51,231	—	—	(53,284)
Shares issued upon exercise of options	221		76	—	145	—	—	—
Shares issued under distribution reinvestment and share purchase plan	3,883		98	—	3,785	—	—	—
Shares issued under employee share purchase plans	762		20	—	742	—	—	—
Shares issued under equity incentive plans, net of retirements	(2,090)		93	—	(2,183)	—	—	—
Repurchase of common shares	(5,444)		(153)	—	(3,291)	—	(2,000)	—
Preferred share redemption	(129,956)		—	(25)	(143,278)	—	13,347	—
Capped calls	(12,578)		—	—	(12,578)	—	—	—
Exchangeable notes discount	19,255		—	—	19,255	—	—	—
Amortization of deferred compensation	7,071		—	—	7,071	—	—	—
Distributions paid to common shareholders ($2.28 per share)	(86,475)		—	—	—	—	(86,475)	—
Distributions paid to preferred shareholders ($3.50 per share)	(8,659)		—	—	—	—	(8,659)	—
Distributions paid to noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($2.28 per unit)	(7,582)		—	—	—	—	—	(7,582)
Distributions to noncontrolling interest, net	(347)		—	—	—	—	—	(347)

Balance December 31, 2007	$829,984		$39,134	$—	$838,221	$(6,968)	$(95,569)	$55,166

Comprehensive income (loss):
Net loss	(16,355)	(16,355)	—		—	—	(15,766)	(589)
Unrealized loss on derivatives	(38,415)	(38,415)	—		—	(38,415)	—	—
Other comprehensive income	42	42	—		—	42	—	—

Total comprehensive loss	(54,728)	$(54,728)						(589)

Shares issued upon redemption of Operating Partnership Units	—		42		973	—	—	(1,015)
Shares issued upon exercise of options	610		26		584	—	—	—
Shares issued under distribution reinvestment and share purchase plan	1,329		70		1,259	—	—	—
Shares issued under employee share purchase plans	729		45		684	—	—	—
Shares issued under equity incentive plans, net of retirements	(28)		176		(204)	—	—	—
Repurchase of common shares	(624)		(24)		(600)	—	—	—
Adjustment for Outperformance plan (note 9)	2,911		—		2,911	—	—	—
Amortization of deferred compensation	9,453		—		9,453	—	—	—
Distributions paid to common shareholders ($2.28 per share)	(89,745)		—		—	—	(89,745)	—
Distributions paid to noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($2.28 per unit)	(4,957)		—		—	—	—	(4,957)
Contributions from noncontrolling interest, net	3,329		—		—	—	—	3,329

Balance December 31, 2008	$698,263		$39,469		$853,281	$(45,341)	$(201,080)	$51,934

Comprehensive loss:
Net loss	(90,091)	(90,091)	—		—	—	(85,738)	(4,353)
Unrealized gain on derivatives	14,558	14,558	—		—	13,836	—	722
Other comprehensive income	1,567	1,567	—		—	1,489	—	78

Total comprehensive loss	(73,966)	$(73,966)						(3,553)

Shares issued upon redemption of Operating Partnership Units	—		13		276	—	—	(289)
Shares issued under distribution reinvestment and share purchase plan	260		45		215	—	—	—
Shares issued under employee share purchase plans	502		102		400	—	—	—
Shares issued under equity incentive plans, net of retirements	(207)		687		(894)	—	—	—
Shares issued for repurchase of exchangeable notes	24,988		4,300		20,688	—	—	—
Amortization of deferred compensation	7,769		—		7,769	—	—	—
Distributions paid to common shareholders ($0.74 per share)	(30,864)		—		—	—	(30,864)	—
Distributions paid to noncontrolling interest:
Distributions paid to Operating Partnership unitholders ($0.74 per unit)	(1,610)		—		—	—	—	(1,610)
Contributions from noncontrolling interest, net	9,669		—		—	—	—	9,669

Balance December 31, 2009	$634,804		$44,616		$881,735	$(30,016)	$(317,682)	$56,151

See accompanying notes to consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)	2009	(as revised) 2008	(as revised) 2007
Cash flows from operating activities:
Net (loss) income	$(90,091)	$(15,766)	$21,104
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	134,301	117,988	100,020
Amortization	40,672	28,915	22,278
Straight-line rent adjustments	(1,308)	(2,338)	(2,439)
Provision for doubtful accounts	6,567	4,666	2,414
Amortization of deferred compensation	7,769	8,634	7,071
Amortization of Outperformance Program	—	819	819
Gain on sales of real estate investments and discontinued operations	(13,814)	—	(9,009)
Net gain on forward starting swap activities	—	(2,002)	—
Impairment of assets and abandoned project costs	75,012	28,889	1,531
Gain on extinguishment of debt	(27,047)	(27,074)	—
Change in assets and liabilities:
Net change in other assets	(1,914)	(9,393)	(5,979)
Net change in other liabilities	6,001	(8,375)	11,676

Net cash provided by operating activities	136,148	124,963	149,486

Cash flows from investing activities:
Additions to construction in progress	(128,364)	(307,411)	(213,761)
Investments in real estate improvements	(39,113)	(25,027)	(32,524)
Investments in real estate acquisitions, net of cash acquired	(458)	(11,914)	(11,657)
Additions to leasehold improvements	(317)	(762)	(945)
Investments in partnerships	(1,811)	(4,006)	(13,654)
Capitalized leasing costs	(4,341)	(5,314)	(4,830)
Cash proceeds from sales of real estate investments	62,595	126	32,286
Decrease in cash escrows	3,313	7,181	1,130
Increase in notes receivable from tenants	—	(10,000)	—
Cash distributions from partnerships in excess of equity in income	5,091	3,888	1,578

Net cash used in investing activities	(103,405)	(353,239)	(242,377)

Cash flows from financing activities:
Net borrowing from (repayment of) 2003 Credit Facility	86,000	70,000	(2,000)
Borrowings from senior unsecured 2008 Term Loan	—	170,000	—
Proceeds from mortgage loans	75,602	633,265	150,000
Proceeds from sale of exchangeable notes	—	—	281,031
Repayment of mortgage loans	(39,933)	(506,514)	(56,663)
Repayment of corporate notes	—	—	(1,148)
Principal installments on mortgage loans	(17,561)	(21,603)	(23,123)
Repurchase of exchangeable notes	(47,156)	(15,912)	—
Net payment from settlement of forward-starting interest swap agreements	—	(16,503)	4,069
Payment of deferred financing costs	(3,397)	(10,487)	(4,201)
Purchase of capped calls	—	—	(12,578)
Dividends paid to common shareholders	(30,864)	(89,745)	(86,475)
Dividends paid to preferred shareholders	—	—	(8,659)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(1,610)	(4,957)	(7,582)
Shares of beneficial interest issued	659	3,217	19,157
Shares of beneficial interest repurchased, other	(114)	(624)	(6,983)
Shares of beneficial interest repurchased under share repurchase program	—	—	(5,444)
Redemption of preferred shares	—		(129,955)
Operating Partnership units purchased or redeemed	—	—	(4,438)
Contributions from investor with noncontrolling interest in project	10,088	—	—

Net cash provided by financing activities	31,714	210,137	105,008

Net change in cash and cash equivalents	64,457	(18,139)	12,117
Cash and cash equivalents, beginning of year	9,786	27,925	15,808

Cash and cash equivalents, end of year	$74,243	$9,786	$27,925

See accompanying notes to the consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of December 31, 2009, the Company’s portfolio consisted of a total of 54 properties in 13 states, including 38 shopping malls, 13 strip and power centers and three properties under development. The ground-up development portion of the Company’s portfolio contained three properties in two states, with two classified as “mixed use” (a combination of retail and other uses), and one classified as “other.”

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of December 31, 2009, the Company held a 95.0% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

The Company evaluates operating results and allocates resources on a property-by-property basis, and does not distinguish or evaluate consolidated operations on a geographic basis. No individual property constitutes more than 10% of consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of the Company’s properties and the nature of the Company’s tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of consolidated revenue, and none of the Company’s properties are located outside the United States.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event of the redemption of all of the outstanding OP Units held by limited partners for cash, the total amount that would have been distributed as of December 31, 2009 would have been $19.7 million, which is calculated using the Company’s December 31, 2009 closing share price on the New York Stock Exchange of $8.46 multiplied by the number of outstanding OP Units held by limited partners.

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

Consolidation

The Company consolidates its accounts and the accounts of the Operating Partnership and other controlled subsidiaries and reflects the remaining interest of such entities as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Current Economic Downturn, Challenging Capital Market Conditions, the Company’s Leverage and Near Term Capital Needs

The downturn in the overall economy and the disruptions in the financial markets have reduced consumer confidence and negatively affected employment and consumer spending on retail goods. As a result, the sales and profit performance of retailers in general has decreased, sales at the Company’s properties in particular have decreased, and the Company has experienced delays or deferred decisions regarding the openings of new retail stores and of lease renewals. The Company is adjusting its plans and actions to take into account the difficult current environment.

In addition, credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing.

The difficult conditions in the market for debt capital and commercial mortgage loans, including the commercial mortgage backed securities market, and the downturn in the general economy and its effect on retail sales, as well as the Company’s significant leverage resulting from the use of debt to fund its redevelopment program and other development activity, have combined to necessitate that the Company vary its approach to obtaining, using and recycling capital. The Company intends to consider all of its available options for accessing the capital markets, given its position and constraints.

The amounts remaining to be invested in the last phases of the Company’s current redevelopment projects are significantly less than in 2009, and the Company believes it has access to sufficient capital to fund these remaining amounts.

The Company is contemplating ways to reduce its leverage through a variety of means available to it, and subject to and in accordance with the terms of the 2010 Credit Facility. These steps might include obtaining equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving the contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Partnership Investments

The Company accounts for its investments in partnerships that it does not control using the equity method of accounting. These investments, each of which represent a 40% to 50% noncontrolling ownership interest at December 31, 2009, are recorded initially at the Company’s cost and subsequently adjusted for the Company’s share of net equity in income and cash contributions and distributions. The Company does not control any of these equity method investees for the following reasons:

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

Statements of Cash Flows

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents totaled $74.2 million and $9.8 million, respectively, and included tenant security deposits of $4.1 million and $4.5 million, respectively. Cash paid for interest, including interest related to discontinued operations, was $124.9 million, $117.5 million and $109.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, net of amounts capitalized of $5.6 million, $16.0 million and $16.3 million, respectively.

Significant Non-Cash Transactions

Accrued construction expenses decreased $27.1 million in the twelve months ended December 31, 2009, representing a non-cash decrease in construction in progress.

In October 2009, the Company repurchased $35.0 million in aggregate principal amount of its 4% Senior Exchangeable Notes due in 2012 (“Exchangeable Notes”) in exchange for 1.3 million common shares with a fair market value of $10.0 million and $13.3 million of cash. In June 2009, the Company repurchased $25.0 million in aggregate principal amount of its Exchangeable Notes in exchange for 3.0 million common shares with a fair market value of $15.0 million.

In February 2008, the Company acquired a 0.1% general partner interest and a 49.8% limited partner interest in Bala Cynwyd Associates, L.P. (“BCA”) for $3.9 million. In June 2009, the Company acquired an additional 49.9% of the limited partner interest in BCA for 140,745 OP Units pursuant to a put/call arrangement. In connection with the acquisition of partnership interests in BCA in 2008, the Company consolidated an $8.0 million mortgage loan.

On June 6, 2007, the Company issued 1,580,211 common shares in exchange for a like number of OP Units in a transaction with an entity that is an affiliate of Mark Pasquerilla, a trustee of the Company.

Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

Revenue Recognition

The Company derives over 95% of its revenue from tenant rent and other tenant-related activities. Tenant rent includes base rent, percentage rent, expense reimbursements (such as common area maintenance, real estate taxes and utilities), amortization of above-market and below-market intangibles (as described below under “Intangible Assets”) and straight-line rent. The Company records base rent on a straight-line basis, which means that the monthly base rent income according to the terms of the Company’s leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. When tenants vacate prior to the end of their lease, the Company accelerates amortization of any related unamortized straight-line rent balances, and unamortized above-market and below-market intangible balances are amortized as a decrease or increase to real estate revenue, respectively. The straight-line rent adjustment increased revenue by approximately $1.3 million in 2009, $2.3 million in 2008 and $2.4 million in 2007. The straight-line receivable balances included in tenant and other receivables on the accompanying balance sheet as of December 31, 2009 and December 31, 2008 were $24.9 million and $24.2 million, respectively.

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

In addition to base rent, certain lease agreements contain provisions that require tenants to reimburse a fixed or pro rata share of certain common area maintenance costs and real estate taxes. Tenants generally make expense reimbursement payments monthly based on a budgeted amount determined at the beginning of the year. During the year, the Company’s income increases or decreases based on actual expense levels and changes in other factors that influence the reimbursement amounts, such as occupancy levels. As of December 31, 2009 and 2008, the Company’s accounts receivable included accrued income of $8.9 million and $11.7 million, respectively, because actual reimbursable expense amounts able to be billed to tenants under applicable contracts exceeded amounts actually billed. Subsequent to the end of the year, the Company prepares a reconciliation of the actual amounts due from tenants. The difference between the actual amount due and the amounts paid by the tenant throughout the year is billed or credited to the tenant, depending on whether the tenant paid too little or too much during the year.

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

The Company also generates revenue by providing management services to third parties, including property management, brokerage, leasing and development. Management fees generally are a percentage of managed property revenue or cash receipts. Leasing fees are earned upon the consummation of new leases. Development fees are earned over the time period of the development activity and are recognized on the percentage of completion method. These activities are collectively included in “Interest and other income” in the consolidated statements of operations.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Fair Value

Fair value accounting applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; the standard does not require any new fair value measurements of reported balances.

These new accounting requirements emphasize that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, these accounting requirements establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company utilizes the fair value hierarchy in its accounting for derivatives (level 2), financial instruments (level 3) and in its impairment reviews of real estate assets (level 3) and goodwill (level 3).

Derivatives

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

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Financial Instruments

Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the 2003 Credit Facility approximate fair value due to the short-term nature of these instruments. The majority of the Company’s variable-rate debt is subject to interest rate swaps that have effectively fixed the interest rates on the underlying debt. The estimated fair value for fixed-rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to the Company for fixed-rate mortgage loans and corporate notes payable with similar terms and maturities.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

The determination of undiscounted cash flows requires significant estimates by management, including the expected course of action at the balance sheet date that would lead to such cash flows. Subsequent changes in estimated undiscounted cash flows arising from changes in the anticipated action to be taken with respect to the property could impact the determination of whether an impairment exists and whether the effects could materially impact the Company’s net income. To the extent estimated undiscounted cash flows are less than the carrying value of the property, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

Assessment of the recoverability by the Company of certain lease related costs must be made when the Company has a reason to believe that the tenant might not be able to perform under the terms of the lease as originally expected. This requires the Company to make estimates as to the recoverability of such costs.

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

Goodwill

The Company conducts an annual review of its goodwill balances for impairment to determine whether an adjustment to the carrying value of goodwill is required. The Company has determined the fair value of its properties and the goodwill that is associated with certain of its properties. Fair value is determined by applying a capitalization rate to the Company’s estimate of projected income at those properties. The Company also considers factors such as property sales performance, market position and current and future operating results.

The Company’s intangible assets on the accompanying consolidated balance sheets at December 31, 2009 and 2008 included $7.2 million (net of $1.1 million of amortization expense recognized prior to January 1, 2002) of goodwill recognized in connection with the acquisition of The Rubin Organization in 1997.

Changes in the carrying amount of goodwill for the three years ended December 31, 2009 were as follows:

(in thousands of dollars)	Basis	Accumulated Amortization	Impairment Write-Offs	Total
Balance, January 1, 2007	$12,877	$(1,073)	$—	$11,804
Goodwill divested	—	—	—	—

Balance, December 31, 2007	12,877	(1,073)	—	11,804
Impairment	—	—	(4,648)	(4,648)

Balance, December 31, 2008	12,877	(1,073)	(4,648)	7,156
Goodwill divested	—	—	—	—
Impairment	—	—	—	—

Balance, December 31, 2009	$12,877	$(1,073)	$(4,648)	$7,156

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

Gains from sales of real estate properties and interests in partnerships generally are recognized using the full accrual method provided that various criteria are met relating to the terms of sale and any subsequent involvement by the Company with the properties sold.

Real Estate Acquisitions

The Company accounts for its property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Debt assumed in connection with property acquisitions is recorded at fair value at the acquisition date, and the resulting premium or discount is amortized through interest expense over the remaining term of the debt, resulting in a non-cash decrease (in the case of a premium) or increase (in the case of a discount) in interest expense. The determination of the fair value of intangible assets requires significant estimates by management and considers many factors, including the Company’s expectations about the underlying property and the general market conditions in which the property operates. The judgment and subjectivity inherent in such assumptions can have a significant impact on the magnitude of the intangible assets that the Company records.

Intangible Assets

The Company allocates a portion of the purchase price of a property to intangible assets. The Company’s methodology for this allocation includes estimating an “as-if vacant” fair value of the physical property, which is allocated to land, building and improvements. The difference between the purchase price and the “as-if vacant” fair value is allocated to intangible assets. There are three categories of intangible assets to be considered: (i) value of in-place leases, (ii) above- and below-market value of in-place leases and (iii) customer relationship value.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The Company allocates purchase price to customer relationship intangibles based on management’s assessment of the value of such relationships.

The following table presents the Company’s intangible assets and liabilities, net of accumulated amortization, as of December 31, 2009 and 2008:

(in thousands of dollars)	As of December 31, 2009	As of December 31, 2008
Value of in-place lease intangibles	$28,360	$55,745
Above-market lease intangibles	3,462	5,395

Subtotal	31,822	61,140
Goodwill (see above)	7,156	7,156

Total intangible assets	$38,978	$68,296

Below-market lease intangibles	$(5,942)	$(7,996)

Amortization of in-place lease intangibles was $27.4 million, $29.1 million and $29.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Amortization of above-market and below-market lease intangibles increased revenue by $0.1 million in 2009 and decreased revenue by $0.6 million and $0.1 million in 2008 and 2007, respectively.

In the normal course of business, the Company’s intangible assets will amortize in the next five years and thereafter as follows:

(in thousands of dollars) For the Year Ended December 31,	In-Place Lease Intangibles	Above/(Below) Market Leases
2010	$22,042	$142
2011	5,086	197
2012	1,189	(29)
2013	43	(249)
2014	—	(437)
2015 and thereafter	—	(2,104)

Total	$28,360	$(2,480)

Assets Held for Sale and Discontinued Operations

The determination to classify an asset as held for sale requires significant estimates by the Company about the property and the expected market for the property, which are based on factors including recent sales of comparable properties, recent expressions of interest in the property, financial metrics of the property and the condition of the property. The Company must also determine if it will be possible under those market conditions to sell the property for an acceptable price within one year. When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. The Company generally considers operating properties to be held for sale when they meet the criteria which include factors such as whether the sale transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable and is expected to qualify for recognition as a completed sale within one year. If, in management’s opinion, the net sales price of the asset that has been identified as held for sale is less than the net book value of the asset, the asset is written down to fair value less the cost to sell. Assets and liabilities related to assets classified as held for sale are presented separately in the consolidated balance sheet.

Assuming no significant continuing involvement, a sold operating real estate property is considered a discontinued operation. In addition, operating properties classified as held for sale are considered discontinued operations. Operating properties classified as discontinued operations are reclassified as such in the consolidated statement of operations for each period presented. Interest expense that is specifically identifiable to the property is used in the computation of interest expense attributable to discontinued operations. See note 2 for a description of the properties included in discontinued operations. Land parcels and other portions of operating properties, non-operating real estate and investments in partnerships are excluded from discontinued operations treatment.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

The Company capitalizes payments made to obtain options to acquire real property. Other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. If the property is acquired, such costs are included in the amount recorded as the initial value of the asset. Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired. The Company recorded abandoned project costs of $0.8 million, $1.3 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries and benefits, real estate taxes and interest for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
(in thousands of dollars)	2009	2008	2007
Development/Redevelopment:
Salaries and benefits	$2,123	$3,276	$2,349
Real estate taxes	$951	$2,380	$2,236
Interest	$5,613	$15,968	$16,259
Leasing:
Salaries, commissions and benefits	$4,341	$5,314	$4,830

Tenant Receivables

The Company makes estimates of the collectibility of its tenant receivables related to tenant rent including base rent, straight-line rent, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable, including straight-line rent receivable, historical bad debts, customer creditworthiness and current economic and industry trends when evaluating the adequacy of the allowance for doubtful accounts. The receivables analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payor, the basis for any disputes or negotiations with the payor, and other information that could affect collectibility. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the time required to reach an ultimate resolution of these claims can exceed one year. These estimates have a direct effect on the Company’s net income because higher bad debt expense results in less net income, other things being equal. For straight-line rent, the collectibility analysis considers the probability of collection of the unbilled deferred rent receivable given the Company’s experience regarding such amounts.

Boscov’s Inc. Note Receivable

The Company has a note receivable from a subsidiary of Boscov’s, Inc. with an outstanding principal balance of $10.0 million as of December 31, 2009 and 2008. The note was originated in December 2008. The note bears interest at the rate of 18.0% per annum, of which 10.0% is payable monthly, and 8.0% is deferred and either paid annually in January of each year that the note is outstanding or added to the principal balance. The note matures in December 2013 at which time all principal and deferred interest is payable. The note may be prepaid in whole or in part at any time without premium or penalty. Interest payments under the note were current as of December 31, 2009. Boscov’s, Inc. owns 39 Boscov’s department stores, eight of which are located at properties owned by the Company, and one of which is located at a property owned by a partnership in which the Company owns a 50% interest. Boscov’s, Inc. filed for bankruptcy protection in August 2008, and exited from bankruptcy in September 2009.

Income Taxes

The Company has elected to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended, and intends to remain so qualified.

Earnings and profits, which determine the taxability of distributions to shareholders, will differ from net income (loss) reported for financial reporting purposes due to differences in cost basis, differences in the estimated useful lives used to compute depreciation and differences between the allocation of the Company’s net income and loss for financial reporting purposes and for tax reporting purposes.

The Company is subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the excess, if any, of 85% of the Company’s ordinary income plus 95% of the Company’s capital gain net income for

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

the year plus 100% of any prior year shortfall over cash distributions during the year, as defined by the Internal Revenue Code. The Company has, in the past, distributed a substantial portion of its taxable income in the subsequent fiscal year and might also follow this policy in the future.

No provision for excise tax was made for the years ended December 31, 2009, 2008, and 2007, as no excise tax was due in those years.

The per share distributions paid to shareholders had the following components for the years ended December 31, 2009, 2008, and 2007:

	For the Year Ended December 31,
	2009	2008	2007
Ordinary income	$0.63	$2.25	$2.11
Capital gains	0.11	—	—
Return of capital	—	0.03	0.17

	$0.74	$2.28	$2.28

The Company follows accounting requirements that prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more likely than not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more likely than not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement to determine the amount of benefit to recognize in the financial statements.

PRI is subject to federal, state and local income taxes. The Company had no provision or benefit for federal or state income taxes in the years ended December 31, 2009, 2008 and 2007. The Company had net deferred tax assets of $5.1 million and $5.3 million for the years ended December 31, 2009 and 2008, respectively. The deferred tax assets are primarily the result of net operating losses. A valuation allowance has been established for the full amount of the deferred tax assets, since it is more likely than not that these will not be realized.

The Company recorded expense of $0.1 million, $0.2 million and $0.2 million related to Philadelphia net profits tax for each of the years ended December 31, 2009, 2008 and 2007, respectively.

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $3,921.7 million and $3,091.2 million, respectively, at December 31, 2009, and $3,864.4 million and $3,108.1 million, respectively, at December 31, 2008.

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

Derivative financial instruments are recorded on the balance sheet as assets or liabilities based on the instruments’ fair value. Changes in the fair value of derivative financial instruments are recognized currently in earnings, unless the derivative financial instrument meets the criteria for hedge accounting. If the derivative financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

The anticipated transaction to be hedged must expose the Company to interest rate risk, and the hedging instrument must reduce the exposure and meet the requirements for hedge accounting. The Company must formally designate the instrument as a hedge and document and assess the effectiveness of the hedge at inception and on a quarterly basis. Interest rate hedges that are designated as cash flow hedges hedge future cash outflows on debt.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Operating Partnership Unit Redemptions

Shares issued upon redemption of OP Units are recorded at the book value of the OP Units surrendered.

Share-Based Compensation Expense

The Company follows the expense recognition provisions of required accounting provisions, which require all share based payments to employees, including grants of employee stock options and restricted shares, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

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

Recent Accounting Pronouncements

Accounting for Convertible Debt

Effective January 1, 2009, the Company adopted new accounting requirements that clarify the accounting treatment for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement). The Company’s Exchangeable Notes are within the scope of these new accounting requirements. The Company was required to retrospectively apply these new accounting requirements to prior periods, and recorded the impact of its adoption of these new accounting requirements as of the issuance date of the Exchangeable Notes (May 2007). Pursuant to these new accounting requirements, the value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The Company determined that the fair value of the conversion feature at the date of the issuance was $19.3 million, which was recorded as an increase to capital contributed in excess of par and a decrease to Exchangeable Notes in the accompanying consolidated balance sheets at inception. The amount that was recorded for the conversion feature is not amortized. The debt discount is amortized as additional non-cash interest expense over the period during which the debt is expected to be outstanding. The unamortized discount on the Exchangeable Notes was $4.7 million and $11.4 million as of December 31, 2009 and December 31, 2008, respectively, following repurchases of some outstanding Exchangeable Notes by the Company in 2009 and 2008. The implementation of this new accounting requirement resulted in an increase to interest expense and net loss of $3.5 million and $2.1 million from amounts previously reported for the years ended December 31, 2008 and December 31, 2007, respectively.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

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

As of December 31, 2009, the Company has a 99.8% interest in Bala Cynwyd Associates, L.P. (“BCA”) and an option to purchase the remaining interests, as described in note 3. BCA owns an office building. The Company has consolidated the assets, liabilities and results of operations of BCA in the Company’s consolidated financial statements. The interest that was not owned by the Company is reflected in noncontrolling interest on the accompanying consolidated balance sheets of $15,000 and $3.8 million as of December 31, 2009 and December 31, 2008, respectively.

Disclosures about Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted new accounting requirements relating to disclosures about derivative instruments and hedging activities, which require enhanced disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting (see note 5 for the Company’s disclosure relating to its derivative activities).

Accounting for Transfers of Financial Assets

On January 1, 2010, the Company adopted new accounting requirements relating to accounting for transfers of financial assets. The recognition and measurement provisions of these new accounting requirements are applied to transfers that occur on or after the effective date. The disclosure provisions of these new accounting requirements are applied to transfers that occurred both before and after the effective date of the new accounting requirements. The adoption of these new accounting requirements did not have a material effect on the Company’s consolidated financial statements.

Variable Interest Entities

On January 1, 2010, the Company adopted new accounting requirements relating to variable interest entities. These new accounting requirements amend the existing accounting guidance as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest; d) to amend certain guidance for determining whether an entity is a variable interest entity; e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration; and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these new accounting requirements did not have a material effect on the Company’s consolidated financial statements.

FASB Accounting Standards Codification

Effective September 30, 2009, the Company adopted the Financial Accounting Standards Board Accounting Standards Codification (“ASC”). The ASC is the sole source of authoritative United States GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The adoption of the ASC did not have a significant effect on the Company’s consolidated financial statements.

2. REAL ESTATE ACTIVITIES

Investments in real estate as of December 31, 2009 and 2008 were comprised of the following:

	As of December 31,
(in thousands of dollars)	2009	2008
Buildings, improvements and construction in progress	$3,129,354	$3,140,371
Land, including land held for development	554,959	567,677

Total investments in real estate	3,684,313	3,708,048
Accumulated depreciation	(623,309)	(516,832)

Net investments in real estate	$3,061,004	$3,191,216

Impairment of assets and abandoned project costs

During the years ended December 31, 2009 and December 31, 2008, the Company recorded asset impairment charges and abandoned project costs totaling $75.0 million and $28.9 million, respectively, which are included in “Impairment of assets and abandoned project costs” in the consolidated statement of operations. Details about the assets that were written down are as follows:

	As of December 31,
(in thousands of dollars)	2009	2008	2007
Orlando Fashion Square	$62,700	$—	$—
Springhills	11,484	—	—
Monroe Marketplace	70	—	—
White Clay Point	—	11,799	—
Sunrise Plaza	—	7,027	—
Goodwill	—	4,648	—
Valley View Downs	—	3,032	—
Predevelopment costs	—	936	—
Land held for development	—	150	—
Abandoned project costs	758	1,297	1,531

Total	$75,012	$28,889	$1,531

2009 Impairments

During 2009, Orlando Fashion Square experienced significant decreases in non-anchor occupancy and net operating income as a result of unfavorable economic conditions in the Orlando market combined with negative trends in the retail sector. The occupancy declines resulted from store closings from bankrupt and underperforming tenants. Net operating income at this property was also impacted by an increase in the number of tenants paying a percentage of their sales in lieu of minimum rent combined with declining tenant sales. As a result of these conditions, in connection with the preparation of the Company’s 2010 business plan and budgets, management determined that its estimate of future cash flows, net of estimated capital expenditures, to be generated by the property were less than

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

the carrying value of the property. As a result, the Company determined that the property was impaired and a write down of $62.7 million to the property’s estimated fair value of $40.2 million was necessary.

Springhills is a mixed use ground-up development project located in Gainesville, Florida. During the fourth quarter of 2009, in connection with the Company’s 2010 business planning process, which included a strategic review of its future development projects, management determined that the development plans for Springhills were uncertain. Consequently, the Company recorded an impairment loss of $11.5 million, to write down the carrying amount of the project to the estimated fair value of $22.0 million.

In May 2009, the Company sold an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania for $0.9 million. The Company recorded an asset impairment charge of $0.1 million immediately prior to this transaction because the sales price of the parcel was less than the carrying value of the parcel.

2008 Impairments

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

Pursuant to the Amendment Agreement, the Company will permit Centaur and Valley View to suspend any payments to the Company otherwise required by the MOU and the related development agreement until September 30, 2010. If there is a sale or other disposition by Valley View and Centaur of all or substantially all of their economic interest in the project on or prior to September 30, 2010, the Company and Valley View have agreed (i) that the Company will accept a cash payment of $13.0 million to the Company in satisfaction of the obligations of Valley View to the Company under the MOU and development agreement, and (ii) upon such payment, the MOU and the development agreement will be terminated. If a disposition and payment do not occur on or prior to September 30, 2010, the obligations of Centaur and Valley View to make the payments to the Company required by the MOU and development agreement will be reinstated. In the fourth quarter of 2008, the Company recorded a $3.0 million impairment charge against the amounts the Company has spent in connection with the MOU and the fees the Company has earned under the development agreement. The decision was made following a downgrade in Centaur’s credit rating by major rating agencies, which caused the Company to conclude that there is significant uncertainty that it will recover the carrying amounts of the accounts receivable and the original investment associated with this project.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

During the fourth quarter of 2008, the Company determined that the carrying value of an undeveloped land parcel adjacent to its Viewmont Mall exceeded its fair value based on the Company’s estimate of discounted cash flows associated with this parcel. Consequently, the Company recorded an impairment loss of $0.2 million.

2009 Dispositions

In May 2009, the Company sold an outparcel and related land improvements containing an operating restaurant at Monroe Marketplace in Selinsgrove, Pennsylvania for $0.9 million. The Company recorded an asset impairment charge of $0.1 million immediately prior to this transaction. No gain or loss was recorded from this sale.

In June 2009, the Company sold a land parcel adjacent to Woodland Mall in Grand Rapids, Michigan for $2.7 million. The parcel contained a department store that was subject to a ground lease. The Company recorded a gain of $0.2 million from this sale.

In June 2009, the Company sold two outparcels and related improvements adjacent to North Hanover Mall in Hanover, Pennsylvania for $2.0 million. The Company recorded a gain of $1.4 million from this sale.

In August 2009, the Company sold Crest Plaza in Allentown, Pennsylvania for $15.8 million. The Company recorded a gain of $3.4 million from this sale.

In October 2009, the Company sold two outparcels and related improvements adjacent to Monroe Marketplace in Selinsgrove, Pennsylvania for $2.8 million. No gain or loss was recorded from this sale.

In October 2009, the Company sold a parcel and related land improvements at Pitney Road Plaza in Lancaster, Pennsylvania for $10.2 million. The parcel contained a home improvement store that was subject to a ground lease. The Company recorded a gain of $2.7 million from this sale.

In October 2009, the Company sold a controlling interest in Northeast Tower Center in Philadelphia, Pennsylvania for $30.4 million. The Company recorded a gain of $6.1 million from this sale. In connection with the sale, the Company repaid the mortgage loan associated with the Northeast Tower Center, with a balance of $20.0 million at closing.

2007 Dispositions

In March 2007, the Company sold Schuylkill Mall in Frackville, Pennsylvania for $17.6 million. The Company recorded a gain of $6.7 million from this sale. In connection with the sale, the Company repaid the mortgage loan associated with Schuylkill Mall, with a balance of $16.5 million at closing.

In May 2007, the Company sold an outparcel and related land improvements containing an operating restaurant at New River Valley Mall in Christiansburg, Virginia for $1.6 million. The Company recorded a $0.6 million gain from this sale.

In May 2007, the Company sold an outparcel and related land improvements at Plaza at Magnolia in Florence, South Carolina for $11.3 million. The Company recorded a $1.5 million gain from this sale.

In August 2007, the Company sold undeveloped land adjacent to Wiregrass Commons in Dothan, Alabama for $2.1 million. The Company recorded a $0.3 million gain from this sale.

In December 2007, the Company sold undeveloped land in Monroe Township, Pennsylvania for $0.8 million. There was no gain or loss recorded from this sale.

Discontinued Operations

The Company has presented as discontinued operations the operating results of Crest Plaza, Northeast Tower Center, Schuylkill Mall, South Blanding Village and Festival at Exton.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	For the year ended December 31,
(In thousands of dollars)	2009	2008	2007
Real estate revenue	$4,665	$6,086	$7,055
Expenses:
Operating expenses	(1,182)	(1,431)	(2,260)
Depreciation and amortization	(1,176)	(1,571)	(1,768)
Interest expense	(104)	(535)	(954)

Total expenses	(2,462)	(3,537)	(4,982)
Operating results from discontinued operations	2,203	2,549	2,073
Gains on sales of discontinued operations	9,503	—	6,699

Income from discontinued operations	$11,706	$2,549	$8,772

2009 and 2008 Acquisitions

In January 2008, the Company entered into an agreement under which it acquired a 0.1% general partnership interest and a 49.8% limited partnership interest in Bala Cynwyd Associates, L.P. (“BCA”), and an option to purchase the remaining partnership interests in BCA in two closings in the second quarter of 2009 and the second quarter of 2010. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of the Company’s Cherry Hill Mall in Cherry Hill, New Jersey. The Company acquired its interests in BCA for $3.9 million in cash paid at the first closing in February 2008. See note 11 for further discussion. The Company has consolidated BCA for financial reporting purposes. In June 2009, the Company acquired an additional 49.9% ownership interest.

In July 2008, the Company acquired a parcel in Lancaster, Pennsylvania for $8.0 million plus customary closing costs. This property was developed by the Company and is currently operating as Pitney Road Plaza.

In July 2008, the Company acquired land previously subject to ground lease at Wiregrass Commons in Dothan, Alabama for $3.2 million.

2007 Acquisitions

In August 2007, the Company purchased a 116 acre land parcel in Monroe Township, Pennsylvania for $5.5 million. The Company had previously acquired an aggregate of approximately 10 acres on adjacent parcels. This property was developed by the Company and is currently operating as Monroe Marketplace.

In August 2007, the Company purchased Plymouth Commons, an office building adjacent to Plymouth Meeting Mall, for $9.2 million.

Development Activities

As of December 31, 2009 and 2008, the Company had capitalized $228.3 million and $421.2 million, respectively, related to construction and development activities. Of the balance at December 31, 2009, $2.1 million is included in “Deferred costs and other assets” in the accompanying consolidated balance sheets, $215.2 million is included in “Construction in progress,” $1.7 million is included in “Investments in partnerships, at equity,” and $9.3 million is included in “Land held for development.” The Company had $0.4 million of deposits on land purchase contracts at December 31, 2009, of which $0.1 million was nonrefundable.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

3. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of December 31, 2009 and 2008:

	As of December 31,
(in thousands of dollars)	2009	2008
ASSETS:
Investments in real estate, at cost:
Retail properties	$393,197	$390,341
Construction in progress	3,602	4,402

Total investments in real estate	396,799	394,743
Accumulated depreciation	(116,313)	(102,804)

Net investments in real estate	280,486	291,939
Cash and cash equivalents	5,856	5,887
Deferred costs and other assets, net	21,254	22,848

Total assets	307,596	320,674

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT):
Mortgage loans	365,565	370,206
Other liabilities	13,858	18,308

Total liabilities	379,423	388,514

Net deficit	(71,827)	(67,840)
Partners’ share	(37,382)	(33,659)

Company’s share	(34,445)	(34,181)
Excess investment(1)	13,733	16,143
Advances	4,635	5,414

Net investments and advances	$(16,077)	$(12,624)

Investment in partnerships, at equity	$32,694	$36,164
Distributions in excess of partnership investments	(48,771)	(48,788)

Net investments and advances	$(16,077)	$(12,624)

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Mortgage loans, which are secured by eight of the partnership properties (including one property under development), are due in installments over various terms extending to the year 2018, with interest rates ranging from 0.88% to 8.02% and a weighted-average interest rate of 3.41% at December 31, 2009. The liability under each mortgage loan is limited to the partnership that owns the particular property. The Company’s proportionate share, based on its respective partnership interest, of principal payments due in the next five years and thereafter is as follows:

	Company’s Proportionate Share
(in thousands of dollars) For the Year Ended December 31,	Principal Amortization	Balloon Payments	Total	Property Total
2010	$1,750	$112,562	$114,312	$228,687
2011	1,260	56,745	58,005	116,073
2012	246	3,708	3,954	9,795
2013	195	—	195	391
2014	209	—	209	419
2015 and thereafter	953	4,148	5,101	10,200

	$4,613	$177,163	$181,776	$365,565

The following table summarizes the Company’s share of equity in income of partnerships for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
(in thousands of dollars)	2009	2008	2007
Real estate revenue	$74,693	$75,168	$70,116
Expenses:
Operating expenses	(24,737)	(23,112)	(22,095)
Interest expense	(13,851)	(21,226)	(24,472)
Depreciation and amortization	(15,489)	(16,458)	(13,763)

Total expenses	(54,077)	(60,796)	(60,330)

Net income	20,616	14,372	9,786
Less: Partners’ share	(10,206)	(7,154)	(4,893)

Company’s share	10,410	7,218	4,893
Amortization of excess investment	(308)	(165)	(256)

Equity in income of partnerships	$10,102	$7,053	$4,637

Financing Activity

In October 2008, the unconsolidated partnership that owns Whitehall Mall in Allentown, Pennsylvania entered into a new $12.4 million, 10-year mortgage loan with a fixed interest rate of 7.00% to replace the prior mortgage loan on the property. The Company’s interest in the unconsolidated partnership is 50%.

In July 2006, Lehigh Valley Associates entered into a $150.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns an indirect 50% partnership interest in this entity. The mortgage loan had an initial term of 12 months, during which monthly payments of interest only were required. The loan bears interest at the one month LIBOR rate, reset monthly, plus a spread of 0.56%. There were three separate one-year extension options. In August 2007, June 2008 and July 2009, the partnership that owns the mall exercised the first, second and third one-year extension options, respectively.

In October 2009, Red Rose Commons Associates, LP entered into a $23.9 million mortgage loan that is secured by Red Rose Commons in Lancaster, Pennsylvania. The Company owns an indirect 50% partnership interest in this entity. The mortgage loan has an initial term of two years, during which monthly payments of interest only are required. The loan bears interest at a variable rate of LIBOR plus 4.00%, with a floor of 6.00% per annum. The proceeds from the mortgage loan were used to repay the previous mortgage loan that was secured by Red Rose Commons, of which the Company’s share was $12.3 million.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

In November 2005, the unconsolidated partnership that owns Springfield Mall in Springfield, Pennsylvania entered into a $76.5 million mortgage loan that is secured by Springfield Mall. The Company owns an indirect 50% ownership interest in this entity. The mortgage loan had an initial term of two years, during which interest only payments were required. The mortgage loan bears interest at an annual rate equal to, at the election of the Company, LIBOR plus 1.10% or at a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%. There were three separate one-year extension options, provided that there is no event of default and provided that certain other conditions are met, as required under the loan agreement. In November 2007, the partnership that owns the mall exercised the first extension option, in November 2008, the partnership exercised the second extension option and made a principal payment of $4.2 million, and in December 2009, the partnership exercised the third extension option.

4. FINANCING ACTIVITY

Amended, Restated and Consolidated Senior Secured Credit Agreement

On March 11, 2010, PREIT Associates and PRI (collectively, the “Borrower”), together with PR Gallery I Limited Partnership (“GLP”) and Keystone Philadelphia Properties, L.P. (“KPP”), two other subsidiaries of the Company, entered into an Amended, Restated and Consolidated Senior Secured Credit Agreement comprised of 1) an aggregate $520.0 million term loan made up of a $436.0 million term loan (“Term Loan A”) to PALP and PRI and a separate $84.0 million term loan (“Term Loan B”) to the other two subsidiaries (collectively, the “2010 Term Loan”) and 2) a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, the “2010 Credit Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto.

The 2010 Credit Facility replaces the previously existing $500.0 million unsecured revolving credit facility, as amended (the “2003 Credit Facility”), and a $170.0 million unsecured term loan (the “2008 Term Loan”) that had been scheduled to mature on March 20, 2010. All capitalized terms used and not otherwise defined in the description of the 2010 Credit Facility have the meanings ascribed to such terms in the 2010 Credit Facility.

The initial term of the 2010 Credit Facility is three years, and the Borrower has the right to one 12-month extension of the initial maturity date, subject to certain conditions and to the payment of an extension fee of 0.50% of the then outstanding Commitments.

The Company used the initial proceeds from the 2010 Credit Facility to repay outstanding balances under the 2003 Credit Facility and 2008 Term Loan. At closing, the $520.0 million 2010 Term Loan was fully outstanding and $70.0 million was outstanding under the Revolving Facility.

Amounts borrowed under the 2010 Credit Facility bear interest at a rate between 4.00% and 4.90% per annum, depending on the Company’s leverage, in excess of LIBOR, with no floor. The initial rate in effect was 4.90% per annum in excess of LIBOR. In determining the Company’s leverage (the ratio of Total Liabilities to Gross Asset Value), the capitalization rate used to calculate Gross Asset Value is 8.00%. The unused portion of the Revolving Facility is subject to a fee of 0.40% per annum.

The obligations under Term Loan A are secured by first priority mortgages on 20 of the Company’s properties and a second lien on one property, and the obligations under Term Loan B are secured by first priority leasehold mortgages on the properties ground leased by GLP and KPP (the “Gallery Properties”). The foregoing properties constitute substantially all of our previously unencumbered retail properties.

PREIT and certain of its subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

The aggregate amount of the lender Revolving Commitments and 2010 Term Loan under the 2010 Credit Facility is required to be reduced by $33.0 million by March 11, 2011, by a cumulative total of $66.0 million by March 11, 2012 and by a cumulative total of $100.0 million by March 11, 2013 (if the Company exercises its right to extend the Termination Date), including all payments (except payments pertaining to the Release Price of a Collateral Property) resulting in permanent reduction of the aggregate amount of the Revolving Commitments and 2010 Term Loan.

The 2010 Credit Facility contains provisions regarding the application of proceeds from a Capital Event. A Capital Event is any event by which the Borrower raises additional capital, whether through an asset sale, joint venture, additional secured or unsecured debt, issuance of equity, or from excess proceeds after payment of a Release Price. Capital Events do not include Refinance Events or other specified events. After payment of interest and required distributions, the Remaining Capital Event Proceeds will generally be applied in the following order:

If the Facility Debt Yield is less than 11.00% or the Corporate Debt Yield is less than 10.00%, Remaining Capital Event Proceeds will be allocated 25% to pay down the Revolving Facility (repayments of the Revolving Facility generally may be reborrowed) and 75% to pay down and permanently reduce Term Loan A (or Term Loan B if Term Loan A is repaid in full) or, if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder of that 25% to pay down and permanently reduce Term Loan A (or Term Loan B if Term Loan A is repaid in full). So long as the Facility Debt Yield is greater than or equal to 11.00% and the Corporate Debt Yield is greater than or equal to 10.00% and each will remain so immediately after the Capital Event, and so long as either the Facility Debt Yield is less than 12.00% or the Corporate Debt Yield is less than 10.25% and will remain so immediately after the Capital Event, the Remaining Capital Event Proceeds will be allocated 75% to pay down the Revolving Facility and 25% to pay down and permanently reduce Term Loan A (or Term Loan B if Term Loan A is repaid in full) or, if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder of that 75% for general corporate purposes. So long as the Facility Debt Yield is greater than or equal to 12.00% and the Corporate Debt Yield is greater than or equal to 10.25% and each will remain so immediately after the Capital Event, Remaining Capital Event Proceeds will be applied 100% to pay down the Revolving Facility, or if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder for general corporate purposes. Remaining proceeds from a Capital Event or Refinance Event relating to Cherry Hill Mall will be used to pay down the Revolving Facility and may be reborrowed only to repay the Company’s unsecured indebtedness.

The 2010 Credit Facility also contains provisions regarding the application of proceeds from a Refinance Event. A Refinance Event is any event by which the Company raises additional capital from refinancing of secured debt encumbering an existing asset, not including collateral for the 2010 Credit Facility. The proceeds in excess of the amount required to retire an existing secured debt will be applied, after payment of interest, to pay down the Revolving Facility, or if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder for general corporate purposes. Remaining proceeds from a Capital Event or Refinancing Event relating to the Gallery Properties may only be used to pay down and permanently reduce Term Loan B (or, if the outstanding balance on Term Loan B is or would become $0 as a result such payment, to pay down Term Loan B in full and to pay any remainder in accordance with the preceding paragraph).

A Collateral Property will be released as security upon a sale or refinancing, subject to payment of the Release Price and the absence of any default or Event of Default. If, after release of a Collateral Property (and giving pro forma effect thereto), the Facility Debt Yield will be less than 11.00%, the Release Price will be the Minimum Release Price plus an amount equal to the lesser of (A) the amount that, when paid and applied to the 2010 Term Loan, would result in a Facility Debt Yield equal to 11.00% and (B) the amount by which the greater of (1) 100.0% of net cash proceeds and (2) 90.0% of the gross sales proceeds exceeds the Minimum Release Price. The Minimum Release Price is 110% (120% if, after the Release, there will be fewer than 10 Collateral Properties) multiplied by the proportion that the value of the property to be released bears to the aggregate value of all of the Collateral Properties on the closing date of the 2010 Credit Facility, multiplied by the amount of the then Revolving Commitments plus the aggregate principal amount then outstanding under the 2010 Term Loan. In general, upon release of a Collateral Property, the post-release Facility Debt Yield must be greater than or equal to the pre-release Facility Debt Yield. Release payments must be used to pay down and permanently reduce the amount of the Term Loan.

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that the Company maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. The Company is required to maintain its status as a REIT at all times.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

2003 Credit Facility

As of December 31, 2009, the amounts borrowed under the Company’s $500.0 million 2003 Credit Facility bore interest at a rate between 0.95% and 2.00% per annum over LIBOR based on leverage. In determining leverage, the capitalization rate used to calculate Gross Asset Value was 7.50%. In the determination of the Company’s Gross Asset Value, when the Company completes the redevelopment or development of a property and it was Placed in Service, the amount of Construction in Progress of such property included in Gross Asset Value was gradually reduced over a four quarter period. The availability of funds under the 2003 Credit Facility was subject to compliance with financial and other covenants and agreements. In October 2008, the Company exercised an option to extend the term of the 2003 Credit Facility to March 2010

As of December 31, 2009 and 2008, $486.0 million and $400.0 million, respectively, were outstanding under the 2003 Credit Facility. The Company pledged $3.0 million under the 2003 Credit Facility as collateral for letters of credit, and the unused portion of the 2003 Credit Facility that was available to the Company was $11.0 million at December 31, 2009. The weighted average effective interest rate based on amounts borrowed was 2.13%, 4.63% and 6.81% for the years ended December 31, 2009, 2008, and 2007, respectively. The weighted average interest rate on outstanding 2003 Credit Facility borrowings at December 31, 2009 was 2.24%.

Exchangeable Notes

In May 2007, the Company, through its Operating Partnership, completed the sale of $287.5 million aggregate principal amount of its Exchangeable Notes. The net proceeds from the offering of $281.0 million were used for the repayment of indebtedness under the Company’s 2003 Credit Facility, the cost of the capped call transactions related to the issuance of the Exchangeable Notes, and for other general corporate purposes. The Exchangeable Notes are general unsecured senior obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest payments are due on June 1 and December 1 of each year, began on December 1, 2007, and will continue until the maturity date of June 1, 2012. The Operating Partnership’s obligations under the Exchangeable Notes are fully and unconditionally guaranteed by the Company.

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

In connection with the offering of the Exchangeable Notes, the Company and the Operating Partnership entered into capped call transactions with affiliates of the initial purchasers of the Exchangeable Notes. These agreements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

effectively increase the exchange price of the Exchangeable Notes to $63.74 per share. The cost of these agreements of $12.6 million was recorded in the equity section of the Company’s consolidated balance sheet.

In 2009 and 2008, the Company repurchased $104.6 million and $46.0 million, respectively, in aggregate principal amount of its Exchangeable Notes in privately negotiated transactions in exchange for an aggregate $47.2 million in cash and 4.3 million common shares, with a fair market value of $25.0 million, in 2009, and for $15.9 million in cash in 2008. The Company terminated an equivalent notional amount of the related capped calls in 2009 and 2008.

The Company recorded gains on extinguishment of debt of $27.0 million and $27.1 million in 2009 and 2008, respectively. In connection with the repurchases, the Company retired an aggregate of $5.4 million and $3.0 million in 2009 and 2008, respectively, of deferred financing costs and debt discount.

As of December 31, 2009, $136.9 million in aggregate principal amount of Exchangeable Notes (excluding debt discount of $4.7 million) remained outstanding.

Interest expense related to the Exchangeable Notes was $8.6 million, $11.5 million and $7.4 million (excluding the non-cash amortization of debt discount of $2.8 million and $3.5 million and $2.1 million) for the years ended December 31, 2009, 2008 and 2007, respectively. The Exchangeable Notes had an effective interest rate of 5.85% for the year ended December 31, 2009, including the impact of debt discount amortization.

2008 Term Loan

In September 2008, the Company borrowed an aggregate of $170.0 million under a Term Loan with a stated interest rate of 2.50% above LIBOR (the “2008 Term Loan”). Also in 2008, the Company swapped the floating interest rate on the 2008 Term Loan balance to a weighted average effective fixed rate of 5.86%. The weighted average interest rate on amounts outstanding at December 31, 2009 was 5.29%.

Interest under the 2008 Term Loan was payable monthly in arrears, and no principal payment was due until the end of the term. The 2008 Term Loan contained lender yield protection provisions. The Company and certain of its subsidiaries were guarantors of the obligations arising under the 2008 Term Loan.

The 2008 Term Loan contains customary representations and affirmative and negative covenants, including compliance with certain financial covenants that are materially the same as those contained in the Company’s 2003 Credit Facility.

Mortgage Loans

Twenty-eight mortgage loans, which are secured by 26 of the Company’s consolidated properties, are due in installments over various terms extending to the year 2017. Seventeen of the mortgage loans bear interest at a fixed rate and nine of the mortgage loans bear interest at variable rates that have been swapped to or capped at a fixed rate. These 26 mortgage loans have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.80% at December 31, 2009. The Company also has two properties with variable interest rate mortgage loans that had a weighted average interest rate of 3.07% at December 31, 2009. The weighted average interest rate of all consolidated mortgage loans was 5.79%. Principal payments are due as follows:

(in thousands of dollars) For the Year Ended December 31,	Principal Amortization	Balloon Payments(1)	Total
2010	$19,988	$63,165	$83,153
2011	20,682	99,000	119,682
2012	18,893	374,971	393,864
2013	13,413	402,723	416,136
2014	11,753	96,900	108,653
2015 and thereafter	12,733	640,156	652,889

	$97,462	$1,676,915	$1,774,377

Debt Premium			2,744

			$1,777,121

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The estimated fair values of mortgage loans based on year-end interest rates and market conditions at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,777.1 million	$1,549.6 million	$1,760.3 million	$1,681.7 million

The mortgage loans contain various affirmative and negative covenants customarily found in loans such as these. As of December 31, 2009, the Company was in compliance with all of these covenants.

Mortgage Loan Activity

The following table presents the mortgage loans that the Company entered into beginning January 1, 2007:

Financing Date	Property	Amount Financed or Extended (in millions of dollars):	Stated Rate	Hedged Rate	Maturity
2007 Activity:
May	The Mall at Prince Georges(1)	$150.0	5.51% fixed	NA	June 2017

2008 Activity:
January	Cherry Hill Mall(2)(3)	55.0	5.51% fixed	NA	October 2012
February	One Cherry Hill Plaza(1)(4)	5.6	LIBOR plus 1.30%	NA	August 2010
May	Creekview Center(5)	20.0	LIBOR plus 2.15%	5.56%	June 2010
June	Christiana Center(1)(6)	45.0	LIBOR plus 1.85%	5.87%	June 2011
July	Paxton Towne Centre(1)(6)	54.0	LIBOR plus 2.00%	5.84%	July 2011
September	Patrick Henry Mall(7)	97.0	6.34% fixed	NA	October 2015
September	Jacksonville Mall(1)(8)	56.3	LIBOR plus 2.10%	5.83%	September 2013
September	Logan Valley Mall(1)(8)(9)	68.0	LIBOR plus 2.10%	5.79%	September 2013
September	Wyoming Valley Mall(1)(8)(10)	65.0	LIBOR plus 2.25%	5.85%	September 2013
November	Francis Scott Key Mall(1)	55.0	LIBOR plus 2.35%	5.25%	December 2013
November	Viewmont Mall(1)	48.0	LIBOR plus 2.35%	5.25%	December 2013
December	Exton Square Mall(11)	70.0	7.50% fixed	NA	January 2014

2009 Activity:
March	New River Valley Center(12)	16.3	LIBOR plus 3.25%	5.75%	March 2012
June	Pitney Road Plaza(13)	6.4	LIBOR plus 2.50%	NA	June 2010
June	Lycoming Mall(14)	33.0	6.84% fixed	NA	June 2014
September	Northeast Tower Center(15)	20.0	LIBOR plus 2.75%	NA	September 2011

2010 Activity:
January	New River Valley Mall(1)(16)	30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(14)	2.5	6.84% fixed	NA	June 2014

(1)	Interest only.
(2)	Supplemental financing with a maturity date that coincides with the existing first mortgage loan.
(3)	First 24 payments are interest only followed by principal and interest payments based on a 360-month amortization schedule.
(4)

In February 2008, the Company entered into this mortgage loan as a result of the acquisition of BCA. The original maturity date of the mortgage loan was August 2009, with two separate one year extension options. In June 2009, the Company made a principal payment of $2.4 million and exercised the first extension option.

(5)	The mortgage loan has a term of two years and three one-year extension options.
(6)	The mortgage loan has a term of three years and two one-year extension options.
(7)	Payments based on 25 year amortization schedule, with a balloon payment in October 2015.
(8)	The mortgage loan has a term of five years and two one-year extension options.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(9)

The mortgage loan bears interest at an annual rate equal to, at our election, LIBOR plus 2.10%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(10)

The mortgage loan bears interest at an annual rate equal to, at our election, LIBOR plus 2.25%, or a base rate equal to the prime rate, or if greater, the federal funds rate plus 0.50%, plus a margin of 0.50%.

(11)	Payments based on 30 year amortization schedule, with balloon payment in January 2014. The mortgage loan has a term of three years and two one-year extension options.
(12)	Mortgage loan has a term of three years and two one-year extension options.
(13)

The Company has made draws of $6.4 million and a one time principal payment of $1.9 million in connection with the sale of a parcel at the property. The loan has one six-month extension option during the construction period. The Company has the option to convert the loan to a two-year loan at the end of the construction period.

(14)

The mortgage loan agreement provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. The Company took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010.

(15)	In October 2009, the Company repaid the $20.0 million mortgage loan on Northeast Tower Center in connection with the sale of a controlling interest in this property.
(16)	The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%

In July 2008, the Company repaid a $12.7 million mortgage loan on Crossroads Mall in Beckley, West Virginia, using funds from its 2003 Credit Facility and available working capital.

In December 2008, the Company repaid a $93.0 million mortgage loan on Exton Square Mall in Exton, Pennsylvania using $70.0 million from a new mortgage loan on the property, the Company’s 2003 Credit Facility, the Company’s 2008 Term Loan and available working capital.

In January 2009, the Company repaid a $15.7 million mortgage loan on Palmer Park Mall in Easton, Pennsylvania using funds from its 2003 Credit Facility and 2008 Term Loan.

In June 2009, the Company made a principal payment of $2.4 million and exercised the first one-year renewal option on the mortgage loan on the One Cherry Hill Plaza office building in Cherry Hill, New Jersey.

In October 2009, the Company repaid the $20.0 million mortgage loan on Northeast Tower Center, a power center located in Philadelphia, Pennsylvania, in connection with a sale of a controlling interest in the property.

In November 2009, the Company entered into a one-year extension of a $34.3 million mortgage loan secured by Valley View Mall in La Crosse, Wisconsin, with two additional six-month extension options.

REMIC

In September 2008, the Company used the proceeds from four mortgage loans totaling $286.3 million, and borrowings under its 2003 Credit Facility and 2008 Term Loan to repay the Company’s $400.9 million, 15 property real estate mortgage investment conduit (the “REMIC”) in full. In connection with this repayment, the 15 malls were released from the liens under the REMIC, and four of these malls were used to secure new mortgage loan financings. The Company assumed the REMIC in connection with its 2003 merger with Crown American Realty Trust.

5. DERIVATIVES

In the normal course of business, the Company is exposed to financial market risks, including interest rate risk on its interest bearing liabilities. The Company attempts to limit these risks by following established risk management policies, procedures and strategies, including the use of financial instruments. The Company does not use financial instruments for trading or speculative purposes.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and caps as part of its interest rate risk management strategy. The Company’s outstanding derivatives have been designated as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The Company’s derivative assets and liabilities are recorded in “Fair value of derivative instruments.” During the year ended December 31, 2009, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

During the years ended December 31, 2009 and 2007, the Company recorded no amounts associated with hedge ineffectiveness in earnings.

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

Amounts reported in “Accumulated other comprehensive income (loss)” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $14.2 million would be reclassified as an increase to interest expense in connection with derivatives.

The following table summarizes the terms and fair values of the Company’s interest rate swap and cap derivative instruments at December 31, 2009 and December 31, 2008. The notional amounts at December 31, 2009 and 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at December 31, 2009(1)	Fair Value at December 31, 2008(1)	Balance Sheet Location	Interest Rate (2)	Maturity Date
Interest Rate Swaps
$25.0 million	$(0.2) million	$(0.6) million	Fair Value of derivative liabilities	2.86%	March 20, 2010
$75.0 million	(0.4) million	(1.7) million	Fair Value of derivative liabilities	2.83%	March 20, 2010
$30.0 million	(0.2) million	(0.7) million	Fair Value of derivative liabilities	2.79%	March 20, 2010
$40.0 million	(0.2) million	(0.8) million	Fair Value of derivative liabilities	2.65%	March 22, 2010
$20.0 million	(0.2) million	(0.7) million	Fair Value of derivative liabilities	3.41%	June 1, 2010
$45.0 million	(1.9) million	(2.8) million	Fair Value of derivative liabilities	4.02%	June 19, 2011
$54.0 million	(2.2) million	(3.3) million	Fair Value of derivative liabilities	3.84%	July 25, 2011
$65.0 million	(2.5) million	(4.7) million	Fair Value of derivative liabilities	3.60%	September 9, 2013
$68.0 million	(2.8) million	(5.2) million	Fair Value of derivative liabilities	3.69%	September 9, 2013
$56.3 million	(2.4) million	(4.4) million	Fair Value of derivative liabilities	3.73%	September 9, 2013
$55.0 million	(0.9) million	(2.3) million	Fair Value of derivative liabilities	2.90%	November 29, 2013
$48.0 million	(0.7) million	(2.0) million	Fair Value of derivative liabilities	2.90%	November 29, 2013
Interest Rate Cap
$16.3 million	0.0 million	N/A	Fair Value of derivative liabilities	2.50%	April 2, 2012

	$(14.6) million	$(29.2) million

(1)

As of December 31, 2009 and December 31, 2008, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2009 and December 31, 2008, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations as of December 31, 2009.

Derivatives in cash flow hedging relationships	Year ended December 31, 2009	Statement of Operations location

Interest rate products
Loss recognized in Other Comprehensive Income on derivatives (effective portion)	$(2.5) million	N/A

Gain reclassified from Accumulated Other Comprehensive Income (loss) into income (effective portion)	$18.6 million	Interest Expense

Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	Interest Expense

Credit-Risk-Related Contingent Features

The Company has agreements with some of its derivative counterparties that contain a provision pursuant to which, if the entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 31, 2009, the Company was not in default on any of its derivative obligations.

The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company’s loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2009, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk, related to these agreements was $14.6 million. As of December 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2009, it would have been required to settle its obligations under the agreements at their termination value (including accrued interest) of $18.4 million. The Company has not breached any of the provisions as of December 31, 2009.

Forward Starting Interest Rate Swaps

During the year ended December 31, 2008, the Company cash settled all of its forward-starting interest rate swaps with an aggregate notional amount of $400.0 million. The Company paid an aggregate of $16.5 million in cash to settle these swaps. The swaps were settled in anticipation of the Company’s issuance of long-term debt. Accumulated other comprehensive loss as of December 31, 2009 includes a net loss of $13.2 million relating to forward-starting swaps that the Company cash settled that are being amortized over 10 year periods commencing on the closing dates of the debt instruments that are associated with these settled swaps.

Interest Rate Swaps and Cap

As of December 31, 2009, the Company had entered into 12 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 3.29% on a notional amount of $597.5 million maturing on various dates through November 2013.

The Company entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the Company’s 2008 issuances of variable interest rate long-term debt. The Company assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on December 31,

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

2009 and considered these swap agreements and cap agreement to be highly effective cash flow hedges. The Company’s interest rate swap agreements and cap agreement will be settled in cash.

6. PREFERRED SHARE REDEMPTION

On July 31, 2007, the Company redeemed all of its 11% non-convertible senior preferred shares for $129.9 million, or $52.50 per preferred share, plus accrued and unpaid dividends to the redemption date of $1.9 million. The preferred shares were issued in November 2003 in connection with the merger with Crown American Realty Trust (“Crown”), and were initially recorded at $57.90 per preferred share, the fair value based on the market value of the corresponding Crown preferred shares as of May 13, 2003, the date on which the financial terms of the merger with Crown were substantially complete. In order to finance the redemption, the Company borrowed $131.8 million under its 2003 Credit Facility. As a result of the redemption, the $13.3 million excess of the carrying amount of the preferred shares, net of expenses, over the redemption price is included in “Net (loss) income attributed to Pennsylvania Real Estate Investment Trust” in the year ended December 31, 2007.

7. BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) Plan (the “Plan”) in which substantially all of its employees are eligible to participate. The Plan permits eligible participants, as defined in the Plan agreement, to defer up to 15% of their compensation, and the Company, at its discretion, may match a specified percentage of the employees’ contributions. The Company’s and its employees’ contributions are fully vested, as defined in the Plan agreement. The Company’s contributions to the Plan were $1.0 million for each of the years ended December 31, 2009, 2008 and 2007.

Supplemental Retirement Plans

The Company maintains Supplemental Retirement Plans (the “Supplemental Plans”) covering certain senior management employees. Expenses recorded by the Company under the provisions of the Supplemental Plans were $0.6 million for the each of years ended December 31, 2009, 2008 and 2007.

Employee Share Purchase Plans

The Company maintains share purchase plans through which the Company’s employees may purchase common shares at a 15% discount to the fair market value (as defined therein). In the years ended December 31, 2009, 2008, and 2007, approximately 102,000, 45,000 and 20,000 shares, respectively, were purchased for total consideration of $0.4 million, $0.7 million and $0.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Company recorded an expense of $0.1 million, $0.1 million and $0.2 million in the years ended December 31, 2009, 2008 and 2007, respectively, related to the share purchase plans.

Performance Incentive Unit Program

In 2009, the Company made awards of Performance Incentive Units (“PIUs”) that are subject to market based vesting. The PIUs vest in equal installments over a three year period if specified total return to shareholders goals (as defined in the PIU plan) established at the time of the award are met each year. Payments under the PIU program, if any, will be made in cash. The amount of the payment is variable based on the total return to the Company’s shareholders relative to the total return achieved for an index of real estate investment trusts, as defined on the PIU plan. The Company records compensation expense for the PIU program pro rata over the vesting period based on estimates of future cash payments under the plan. The Company issued 221,022 PIUs in 2009 with an initial value of $0.8 million, and recorded compensation expense relating to these awards of $0.4 million.

8. COMMON SHARE REPURCHASE PROGRAM

In December 2007, the Company’s Board of Trustees authorized a program to repurchase up to $100.0 million of the Company’s common shares through solicited or unsolicited transactions in the open market or in privately negotiated or other transactions from January 1, 2008 until December 31, 2009, subject to the Company’s authority to terminate the program earlier. Previously, in October 2005, the Company’s Board of Trustees had authorized a program to repurchase up to $100.0 million of the Company’s common shares. That program expired by its terms on December 31, 2007. The 2007 program was in effect until the end of 2009, when it expired according to its terms.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Repurchased shares are treated as authorized but unissued shares. The Company accounts for the purchase price of the shares repurchased as a reduction of equity and allocates the purchase price between retained earnings, shares of beneficial interest and capital contributed in excess of par as required. The Company did not repurchase any shares in 2009 or 2008. In 2007, the Company repurchased 152,500 shares at an average price of $35.67, or an aggregate purchase price of $5.4 million.

9. SHARE BASED COMPENSATION

Share Based Compensation Plans

As of December 31, 2009, there were two share based compensation plans under which the Company continues to make awards: its 2003 Equity Incentive Plan and its 2008 Restricted Share Plan for Non-Employee Trustees, which was approved in 2007. Previously, the Company maintained five other plans pursuant to which it granted awards of restricted shares or options. Certain restricted shares and certain options granted under these previous plans remain subject to restrictions or outstanding and exercisable, respectively. In addition, the Company previously maintained a plan pursuant to which it granted options to its non-employee trustees.

The Company recognizes expense on share based payments by employees valuing all share based payments at their fair value on the date of grant, and by expensing them over the applicable vesting period.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded aggregate compensation expense for share based awards of $7.7 million, $9.4 million and $8.0 million, respectively, in connection with the equity programs described below. There was no income tax benefit recognized in the income statement for share based compensation arrangements. The Company capitalized compensation costs related to share based awards of $0.3 million in 2009, and $0.4 million in each of 2008 and 2007.

2003 Equity Incentive Plan

Subject to any future adjustments for share splits and similar events, the total remaining number of common shares that may be issued under the Company’s 2003 Equity Incentive Plan (pursuant to options, restricted shares or otherwise) was 801,209 as of December 31, 2009. The share based awards described below in this section were all made under the 2003 Equity Incentive Plan.

Restricted Shares

In 2009, 2008 and 2007, the Company made grants of restricted shares subject to time based vesting. The aggregate fair value of the restricted shares that the Company granted to its employees in 2009, 2008 and 2007 was $2.9 million, $5.0 million, and $6.0 million, respectively. As of December 31, 2009, there was $7.3 million of total unrecognized compensation cost related to unvested share based compensation arrangements granted under the 2003 Equity Incentive Plan. The cost is expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $5.4 million, $4.4 million, and $4.0 million, respectively.

The Company will record future compensation expense in connection with the vesting of existing time based restricted share awards as follows:

(in thousands of dollars) Year ended December 31,	Future Compensation Expense
2010	$3,887
2011	2,984
2012	463

Total	$7,334

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

A summary of the status of the Company’s unvested restricted shares as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2009	532,930	$35.62
Shares granted	777,274	3.85
Shares vested	(167,396)	34.05
Shares forfeited	(65,328)	35.82

Unvested at December 31, 2009	1,077,480	$12.93

Restricted Shares Subject to Market Based Vesting

In 2003, 2004, and 2005, the Company granted restricted shares that were subject to market based vesting. These restricted shares would have vested in equal installments over a five-year period if specified total return to shareholders (as defined in the grant) goals established at the time of the grant were met in each year. If the goal was not met in any year, the awards provided for excess amounts of total return to shareholders in a prior or subsequent year to be carried forward or carried back to the year in which the goals were not met. No market based restricted shares vested in 2007 or 2008 since the Company’s total return to shareholders was less than the annual total return to shareholders goal for the 2003 and 2004 awards. The annual total return to shareholders goal for the market based restricted shares awarded in 2005 was set at the greater of (i) 110% of the total return to shareholders of a specified index of real estate investment trusts for each of the five years or (ii) the dividends paid by the Company during the year, expressed as a percentage of the market value of a share, as of the beginning of the year, plus 1%. The Company granted a total of 67,147 restricted shares subject to market based vesting in 2005, of which 10,056 shares were previously issued and 2,450 were forfeited in connection with employee severance arrangements. The Company met the return criteria for the portion relating to 2009, and thus 10,927 shares vested in February 2010. Because the vesting of the market based restricted shares granted in 2005 relating to the years 2005-2008 depended upon the achievement of certain total return to shareholders goals by December 31, 2009, and because the Company did not meet this objective by that date, the remaining 43,714 shares granted in 2005 have been forfeited. However, as of December 31, 2009, these shares had not yet been characterized as “shares forfeited” in the table above pending a formal determination by the compensation committee of the Board of Trustees of the Company in accordance with the terms of the 2003 Equity Incentive Plan, which typically occurs early in the following year. Recipients were entitled to receive an amount equal to the dividends on the shares prior to vesting. The grant date fair value of these awards was determined using a Monte Carlo simulation probabilistic valuation model and was $29.00 for 2005. For purposes of the simulation, the Company assumed an expected quarterly total return to shareholders of a specified index of real estate investment trusts of 2.2%, a standard deviation of 6.4%, and a 0.92 correlation of the Company’s total return to shareholders to that of the specified index of real estate investment trusts for the 2005 awards. Compensation cost relating to these market based vesting awards was recorded ratably over the five-year period. The Company recorded $0.4 million, $0.6 million, and $1.1 million of compensation expense related to market based restricted shares for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Shares Subject to Time Based Vesting

The Company makes grants of restricted shares subject to time based vesting. The awarded shares vest over periods of two to five years, typically in equal annual installments, as long as the recipient is an employee of the Company on the vesting date. For all grantees, the shares generally vest immediately upon death or disability. Recipients are entitled to receive an amount equal to the dividends on the shares prior to vesting. The Company granted a total of 757,273, 195,285 and 132,430 restricted shares subject to time based vesting to its employees in 2009, 2008 and 2007, respectively. The weighted average grant date fair value of time based restricted shares, which were determined based on the average of the high and low sales price of a common share on the date of grant, was $3.81 per share in 2009, $25.74 per share in 2008 and $45.11 per share in 2007. Compensation cost relating to time based restricted shares awards is recorded ratably over the respective vesting periods. The Company recorded $5.0 million, $5.1 million and $4.3 million of compensation expense related to time based restricted shares for the years ended December 31, 2009, 2008 and 2007, respectively.

On March 12, 2010, the Company granted 474,088 time based restricted shares to employees with a grant date fair value of $5.5 million. The shares awarded in 2010 vest over periods of two to three years, in annual installments.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Restricted Share Unit Program

In February 2008 and February 2007, the Company’s Board of Trustees established the 2008-2010 RSU Program and the 2007-2009 RSU Program, respectively (the “RSU Programs”). Under the RSU Programs, the Company may make awards in the form of market based performance-contingent restricted share units, or RSUs. The RSUs represent the right to earn common shares in the future depending on the Company’s performance in terms of total return to shareholders (as defined in the RSU Programs) for the three year periods ending December 31, 2010 and 2009 (each, a “Measurement Period”) relative to the total return to shareholders for the applicable Measurement Period of companies comprising an index of real estate investment trusts (the “Index REITs”). If the Company’s total return to shareholders performance is below the 25th percentile of the Index REITs, then no shares will be earned. If the Company’s total return to shareholders over the applicable Measurement Period is above the 25th, 50th or 75th percentiles of the Index REITs, then a percentage of the awards ranging from 50% to 150% will be earned. Dividends are deemed credited to the RSU accounts and are applied to “acquire” more RSUs for the account of the participants at the 20-day average price per common share ending on the dividend payment date. If earned, awards will be paid in common shares in an amount equal to the applicable percentage of the number of RSUs in the participant’s account at the end of the applicable Measurement Period. The aggregate fair value of the RSU awards in 2008 and 2007 was determined using a Monte Carlo simulation probabilistic valuation model and was $2.6 million ($21.68 per share) and $3.4 million ($50.58 per share), respectively. For purposes of the 2008 simulation, the Company assumed volatility of 26.3%, which is calculated based on the volatility of the Company’s share price over the prior three years, a risk-free interest rate of 2.43%, which reflects the yield on a three-year Treasury bond, and a stock beta of 0.973 compared to the Dow Jones US Real Estate Index based on three years of historical price data. For the purpose of the 2007 simulation, the Company assumed volatility of 22.0%, which is calculated based on the volatility of the Company’s share price over three prior years, a risk-free interest rate of 4.74%, which reflects the yield on a three-year Treasury bond, and a stock beta of 1.029 compared to the Dow Jones US Real Estate Index based on three years of historical price data.

Compensation cost relating to these RSU awards is being expensed over the applicable three year vesting period. The Company granted a total of 122,113 RSUs in 2008 and 67,430 RSUs in 2007. However, as described above, recipients of RSUs only earn common shares if the Company’s total return to shareholders for the applicable Measurement Period exceeds certain percentiles of the Index REITs, and as such, none of the RSUs were earned as of December 31, 2009. The Company recorded $2.1 million and $2.6 million of compensation expense related to the RSU Programs for the years ended December 31, 2009 and 2008, respectively. The Company will record future compensation expense related to the existing awards under the RSU Programs as follows:

(in thousands of dollars) Year ended December 31,	Future Compensation Expense
2010	$1,045
2011	122

Total	$1,167

On March 12, 2010, the Company granted 317,749 restricted share units to employees. The 2010 RSUs have a three year measurement period which ends on December 31, 2012. The aggregate fair value of the 2010 RSU award has yet to be determined.

Outperformance Program

In January 2005, the Company’s Board of Trustees approved the 2005-2008 Outperformance Program (“OPP”), a performance-based incentive compensation program that was designed to pay a bonus (in the form of common shares) if the Company’s total return to shareholders (as defined in the OPP) exceeded certain thresholds over a four year measurement period beginning on January 1, 2005. The grant date fair value of the OPP awards in 2005 was determined using a Monte Carlo simulation probabilistic valuation model and the aggregate value of $3.7 million was expensed over the four year vesting period. For purposes of the simulation, the Company assumed an expected quarterly total return to shareholders of a specified index of real estate investment trusts of 2.2%, a standard deviation of 6.2% and a 0.92 correlation of the Company’s total return to shareholders to that of the specified index of real estate investment trusts. The Compensation Committee of the Company’s Board of Trustees determined that the Company’s total return to shareholders for the measurement period of January 1, 2005 through December 31, 2008 did not exceed the thresholds set forth in the OPP, and thus no shares were awarded under the OPP. The Company recorded $0.8 million of compensation expense related to the OPP in each of the years ended December 31, 2008 and 2007, respectively.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Service Awards

In 2009, 2008 and 2007, the Company issued 1,725, 1,275, and 1,475 shares, respectively, without restrictions to non-officer employees as service awards. The aggregate fair value of the awards of $8,000, $25,000, and $60,000 in each of the years ended December 31, 2009, 2008 and 2007, respectively, was recorded as compensation expense.

Restricted Share Plan For Non-Employee Trustees

The 2008 Restricted Share Plan for Non-Employee Trustees approved in 2007 provides for the granting of restricted share awards to non-employee trustees of the Company. In 2009 and 2008, the Company made grants of restricted shares to non-employee trustees under the 2008 Restricted Share Plan. In 2007, the Company made grants of restricted shares to non-employee trustees subject to time based vesting under a predecessor plan. The aggregate fair value of the restricted shares that the Company granted to its non-employee trustees in 2009, 2008 and 2007 was $0.1 million, $0.2 million, and $0.4 million, respectively. The Company recorded $0.2 million, $0.3 million and $0.4 million of compensation expense related to time based vesting of non-employee trustee restricted share awards in 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $0.1 million of total unrecognized compensation cost related to unvested restricted share grants to non-employee trustees. The cost is expected to be recognized over a weighted average period of 0.5 years. The total fair value of shares granted to non-employee trustees that vested was $0.3 million in the year ended December 31, 2009, and $0.4 million during each of the years ended December 31, 2008 and 2007. There were 31,000 shares available for grant to non-employee trustees at December 31, 2009. The Company will record future compensation expense in connection with the vesting of existing non-employee trustee restricted share awards as follows:

(in thousands of dollars) Year ended December 31,	Future Compensation Expense
2010	$124
2011	21

Total	$145

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Options Outstanding

Options are typically granted with an exercise price equal to the fair market value of the underlying shares on the date of the grant. The options vest and are exercisable over periods determined by the Company, but in no event later than ten years from the grant date. The Company has six plans under which it has historically granted options. The Company has not granted any options to its employees since 2003, and, since that date, has only made option grants to non-employee trustees on the date they became trustees in accordance with an existing policy. Cash received from options exercised in 2008 and 2007 was $0.6 million and $5.0 million, respectively. No options were exercised in 2009. The total intrinsic value of stock options exercised for the years ended December 31, 2008 and 2007 was $46,000, and $1.9 million, respectively. The following table presents the changes in the number of options outstanding from January 1, 2007 through December 31, 2009:

	Weighted Average Exercise Price/ Total	2003 Equity Incentive Plan	1999 Equity Incentive Plan	1998 Stock Option Plan	1997 Stock Option Plan	1990 Employees Plan	1990 Non-Employee Trustee Plan
Options outstanding at January 1, 2007	$23.46	14,085	100,000	28,050	190,000	500	41,000
Options exercised	$25.33	(1,792)	—	(2,500)	(190,000)	(500)	(3,000)
Options forfeited	—	—	—	—	—	—	—

Options outstanding at December 31, 2007	175,843	12,293	100,000	25,550	—	—	38,000

Options exercised	$23.85	—	—	(25,550)	—	—	—
Options forfeited	24.50	—	—	—	—	—	(1,000)

Options outstanding at December 31, 2008(1)	149,293	12,293	100,000	—	—	—	37,000

Options granted	$5.41	5,000	—	—	—	—	—
Options exercised	—	—	—	—	—	—	—
Options forfeited	20.00	—	—	—	—	—	(2,000)

Options outstanding at December 31, 2009(1)	152,293	17,293	100,000	—	—	—	35,000
Outstanding options
Average exercise price per share	$20.42	$25.06	$17.84	$—	$—	$—	$25.49

Aggregate exercise price(2)	$3,109	$433	$1,784	$—	$—	$—	$892

Intrinsic value of options outstanding(2)	$—	—	$—	$—	$—	$—	$—

Exercisable options outstanding at December 31, 2009(3)
Options outstanding at December 31, 2009	147,293	12,293	100,000	—	—	—	35,000

Average exercise price per share	$20.93	$33.05	$17.84	$—	$—	$—	$25.49

Aggregate exercise price(2)	$3,082	$406	$1,784	$—	$—	$—	$892

Intrinsic value of options outstanding(2)	$—	$—	$—	$—	$—	$—	$—

(1)

As of December 31, 2009, an aggregate of exercisable and unexercisable options to purchase 152,293 shares of beneficial interest with a weighted average remaining contractual life of 1.74 years (weighted average exercise price of $20.42 per share and an aggregate price of $3.1 million) were outstanding.

(2)	Amounts in thousands of dollars.
(3)

As of December 31, 2009, an aggregate of exercisable options to purchase 147,293 shares of beneficial interest with a weighted average exercise price of $20.93 per share and an aggregate exercise price of $3.1 million were outstanding.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The following table summarizes information relating to all options outstanding as of December 31, 2009:

	Options Outstanding as of December 31, 2009		Options Exercisable as of December 31, 2009
Range of Exercise Prices (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Number of Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Life (years)
$5.00-$12.99	5,000	$5.41	—	$—	—
$13.00-$18.99	108,503	$17.75	108,503	$17.75	0.8
$19.00-$28.99	18,790	$23.63	18,790	$23.63	2.2
$29.00-$38.99	20,000	$35.62	20,000	$35.62	4.6

In 2009, in accordance with an existing policy, the Company granted 5,000 options to a non-employee trustee.

No options were granted in 2008 or 2007.

10. LEASES

As Lessor

The Company’s retail properties are leased to tenants under operating leases with various expiration dates ranging through 2099. Future minimum rent under noncancelable operating leases with terms greater than one year are as follows:

(in thousands of dollars) For the Year Ended December 31,
2010	$271,305
2011	236,467
2012	197,038
2013	173,913
2014	154,482
2015 and thereafter	586,413

$1,619,618

The total future minimum rent as presented does not include amounts that may be received as tenant reimbursements for certain operating costs or contingent amounts that may be received as percentage rent.

As Lessee

Assets recorded under capital leases, primarily office and mall equipment, are capitalized using interest rates appropriate at the inception of each lease. The Company also has operating leases for its corporate office space (see note 11) and for various computer, office and mall equipment. Furthermore, the Company is the lessee under third-party ground leases for portions of the land at seven of its properties (Crossroads Mall, Voorhees Town Center, Exton Square Mall, The Gallery at Market East, Orlando Fashion Square, Plymouth Meeting Mall and Uniontown Mall). Total amounts expensed relating to leases were $4.8 million for each of the years ended December 31, 2009, 2008 and 2007, respectively. The Company accounts for ground rent and capital lease expense on a straight line basis. Minimum future lease payments due in each of the next five years and thereafter are as follows:

(in thousands of dollars) For the Year Ended December 31,	Operating Leases	Ground Leases
2010	$2,263	$992
2011	2,089	992
2012	1,874	853
2013	1,626	724
2014	1,263	736
2015 and thereafter	—	49,146

	$9,115	$53,443

The Company had assets of $0.2 million and $0.4 million (net of accumulated depreciation of $3.5 million and $3.3 million, respectively) recorded under capital leases as of December 31, 2009 and 2008, respectively.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

11. RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.9 million, $1.1 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, $0.2 million was due from the property-owning partnerships to PRI.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Total rent expense under this lease was $1.6 million for each of the years ended December 31, 2009, 2008, and 2007. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company has the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, the Company has the right on one occasion at any time during the seventh lease year (2011) to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent was $1.4 million per year during the first five years of the office lease and is $1.5 million per year during the second five years.

The Company uses an airplane in which Ronald Rubin owns a fractional interest. The Company did not incur any expenses in 2009 for this service. The Company paid $174,000 and $35,000 in the years ended December 31, 2008 and 2007, respectively, for flight time used by employees exclusively for Company-related business.

As of December 31, 2009, nine officers of the Company had employment agreements with terms of one year that renew automatically for additional one-year terms. Their 2008 employment agreements provided for aggregate base compensation for the year ended December 31, 2009 of $3.4 million, subject to increases as approved by the Company’s Board compensation committee in future years, as well as additional incentive compensation.

See “Tax Protection Agreements” in note 12.

Bala Cynwyd Associates, L.P.

On January 22, 2008, PREIT, PREIT Associates, L.P. and another subsidiary of PREIT entered into a Contribution Agreement with Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates (“CLA”), Ronald Rubin, George F. Rubin, Joseph F. Coradino, and two other individuals to acquire all of the partnership interests in BCA. BCA had also entered into a tax deferred exchange agreement with the owners of One Cherry Hill Plaza, an office building located within the boundaries of PREIT’s Cherry Hill Mall (the “Office Building”), to acquire title to the Office Building in exchange for an office building located in Bala Cynwyd, Pennsylvania owned by BCA.

Ronald Rubin, George F. Rubin, Joseph F. Coradino and two other individuals owned 100% of CLA, which in turn directly or indirectly owned 100% of BCA immediately prior to the initial closing. Each of Ronald Rubin and George F. Rubin owned 40.53% of the partnership interests in CLA, and Joseph F. Coradino owned 3.16% of the partnership interests. At the initial closing under the Contribution Agreement in 2008 and in exchange for a 0.1% general partner interest and 49.8% limited partner interest in BCA, PREIT made a capital contribution to BCA in an approximate amount of $3.93 million.

In June 2009, a second closing occurred pursuant to a put/call arrangement, at which time PREIT acquired an additional 49.9% of the limited partner interest in BCA for approximately $199,000 in cash and 140,745 units of Class A limited partnership interest (“OP Units”) in PREIT Associates, L.P. A third closing is expected to occur pursuant to a put/call arrangement approximately one year after the second closing, at which time the remaining interest in BCA will be acquired by PREIT in exchange for approximately $1,000 in cash and 564 OP Units. None of Ronald Rubin, George F. Rubin or Joseph F. Coradino received any consideration from PREIT in connection with the first closing. At the second closing, Ronald Rubin received 60,208 OP Units, George Rubin received 60,208 OP Units, and Joseph Coradino received 4,691 OP Units.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

The acquisition of the Office Building was financed in part by a mortgage loan in the principal amount of $8.0 million.

In accordance with PREIT’s related party transactions policy, a special committee consisting exclusively of independent members of PREIT’s Board of Trustees considered and approved the terms of the transaction. The approval was subject to final approval of PREIT’s Board of Trustees, and the disinterested members of PREIT’s Board of Trustees approved the transaction.

12. COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with its current ground-up development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of December 31, 2009, the remainder to be paid (excluding amounts already accrued) against such contractual and other commitments was $2.3 million, which is expected to be financed through the 2010 Credit Facility or through various other capital sources.

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

Environmental

The Company is aware of certain environmental matters at some of its properties, including ground water contamination and the presence of asbestos containing materials. The Company has, in the past, performed remediation of such environmental matters, and is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these matters. The Company does not expect these matters to have any significant impact on its liquidity or results of operations. However, the Company can provide no assurance that the amounts reserved will be adequate to cover further environmental costs. The Company has insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $20.0 million in the aggregate.

Tax Protection Agreements

As part of the BCA transaction, the Company and PREIT Associates have agreed to indemnify certain of the owners of CLA, including Ronald Rubin, George Rubin and Joseph Coradino, from and against certain tax liabilities resulting from a sale of the office building that was involved in the BCA transaction during the eight years following the initial closing.

The Company has agreed to provide tax protection related to its acquisition of Cumberland Mall Associates in 2005 and New Castle Associates in 2003 and 2004 to the prior owners of Cumberland Mall Associates and New Castle Associates, respectively, for a period of eight years following the respective closings. Ronald Rubin and George F. Rubin are beneficiaries of these tax protection agreements.

The Company did not enter into any other guarantees or tax protection agreements in connection with its merger, acquisition or disposition activities in 2009, 2008 and 2007.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

13. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008:

For the Year Ended December 31, 2009 (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(5)	Total
Revenue from continuing operations	$110,676	$111,816	$111,759	$125,802	$460,053
Revenue from discontinued operations	$1,533	$1,494	$1,326	$312	$4,665
Income from discontinued operations(4)	$760	$744	$4,086	$6,116	$11,706
Net loss (1)(2)	$(11,524)	$(4,217)	$(10,118)	$(64,232)	$(90,091)
Net loss attributable to PREIT(1)(2)(3)(4)	$(10,982)	$(4,021)	$(9,641)	$(61,094)	$(85,738)
Income from discontinued operations per share – basic	$0.02	$0.02	$0.10	$0.15	$0.29
Income from discontinued operations per share – diluted	$0.02	$0.02	$0.10	$0.15	$0.29
Net loss per share – basic	$(0.28)	$(0.11)	$(0.23)	$(1.41)	$(2.11)
Net loss per share – diluted	$(0.28)	$(0.11)	$(0.23)	$(1.41)	$(2.11)

For the Year Ended December 31, 2008 (as revised) (in thousands of dollars, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(5)	Total
Revenue from continuing operations	$112,674	$111,048	$112,178	$127,594	$463,494
Revenue from discontinued operations	$1,534	$1,522	$1,507	$1,524	$6,087
Income from discontinued operations	$556	$600	$647	$746	$2,549
Net loss(1)(2)	$(3,050)	$(3,841)	$(8,861)	$(604)	$(16,356)
Net loss attributable to PREIT(1)(2)	$(2,936)	$(3,714)	$(8,463)	$(653)	$(15,766)
Income from discontinued operations per share – basic	$0.01	$0.02	$0.02	$0.02	$0.07
Income from discontinued operations per share – diluted	$0.01	$0.02	$0.02	$0.02	$0.07
Net loss per share – basic	$(0.08)	$(0.10)	$(0.23)	$(0.02)	$(0.43)
Net loss per share – diluted	$(0.08)	$(0.10)	$(0.23)	$(0.02)	$(0.43)

(1)

Includes gain on extinguishment of debt (before noncontrolling interest) of approximately $27.0 million and $27.1 million for 2009 and 2008, respectively. Gain on extinguishment of debt (before noncontrolling interest) was $1.3 million, $8.5 million, $4.2 million and $13.1 million for 1st Quarter 2009, 2nd Quarter 2009, 3rd, Quarter 2009 and 4th Quarter 2009, respectively. Gain on extinguishment of debt (before noncontrolling interest) was $27.1 million, for 4th Quarter 2008.

(2)	Includes impairment of assets of approximately $74.3 million (before noncontrolling interest) (4th Quarter 2009) and $27.6 million (before noncontrolling interest) (4th Quarter 2008).
(3)

Includes gains on sales of interests in real estate of approximately $1.7 million (before noncontrolling interest) (2nd Quarter 2009) and $2.6 million (before noncontrolling interest) (4th Quarter 2009).

(4)

Includes gains on sales of discontinued operations of approximately $3.4 million (before noncontrolling interest) (3rd Quarter 2009) and $6.1 million (before noncontrolling interest) (4th Quarter 2009).

(5)	Fourth Quarter revenue includes a significant portion of annual percentage rent as most percentage rent minimum sales levels are met in the fourth quarter.

SCHEDULE III

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

INVESTMENTS IN REAL ESTATE

As of December 31, 2009

(in thousands of dollars)	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance	Date of Construction/ Acquisition	Life of Depreciation
Retail Properties:
Beaver Valley Mall	$10,822	$42,877	$15,550	$10,550	$58,699	$(16,871)	$44,011	2002	30
Capital City Mall	11,642	65,575	17,846	11,642	83,421	(18,057)	49,633	2003	40
Chambersburg Mall	9,502	26,218	6,350	9,642	32,428	(6,862)	0	2003	40
Cherry Hill Mall	29,938	185,611	229,592	48,610	396,531	(54,781)	248,185	2003	40
Christiana Center	12,829	27,041	1,110	12,829	28,151	(11,077)	45,000	1998	40
Commons at Magnolia	1,132	3,407	7,444	2,357	9,626	(3,974)	0	1999	40
Creekview	1,380	15,290	2,434	1,380	17,724	(7,437)	19,568	1998	40
Crossroads Mall	5,054	22,496	7,444	5,627	29,367	(7,623)	0	2003	40
Cumberland Mall	8,711	43,889	9,940	9,856	52,684	(7,159)	43,756	2005	40
Dartmouth Mall	7,015	28,328	26,940	7,015	55,268	(24,494)	62,587	1998	40
Exton Square Mall	21,460	121,326	4,312	21,460	125,638	(23,161)	69,429	2003	40
Francis Scott Key Mall	9,786	47,526	22,718	9,987	70,043	(14,076)	55,000	2003	40
Gadsden Mall	8,842	42,681	8,948	8,842	51,629	(7,607)	0	2005	40
The Gallery at Market East	6,781	95,599	67,115	10,710	158,785	(14,838)	0	2003	40
Jacksonville Mall	9,974	47,802	20,570	9,974	68,372	(13,470)	56,265	2003	40
Logan Valley Mall	13,267	68,449	14,161	13,267	82,610	(19,674)	68,000	2003	40
Lycoming Mall	10,274	43,440	23,449	10,802	66,361	(13,070)	32,847	2003	40
Magnolia Mall	9,279	44,165	34,607	15,204	72,847	(22,028)	61,811	1998	40
Moorestown Mall	11,368	62,995	17,859	11,368	80,854	(22,549)	57,446	2003	N/A
Monroe Marketplace	12,308	11,250	29,343	11,556	41,345	(1,782)	0	2006	40
New River Valley Center	4,411	21,436	896	4,411	22,332	(2,197)	16,056	2005	40
New River Valley Mall	4,751	22,808	30,188	4,848	52,899	(12,094)	0	2003	40
Nittany Mall	6,064	30,283	7,070	5,146	38,271	(7,853)	0	2003	40
North Hanover Mall	4,565	20,990	30,024	4,492	51,087	(6,934)	0	2003	40
Orlando Fashion Square	0	94,734	(56,644)	0	38,090	(2,148)	0	2004	40
Palmer Park Mall	3,747	18,805	12,048	3,747	30,853	(11,406)	0	2003	40
Patrick Henry Mall	16,075	86,643	38,286	16,397	124,607	(27,130)	95,076	2003	40
Paxton Towne Centre	15,719	36,438	4,636	15,719	41,074	(14,370)	54,000	1998	40
Phillipsburg Mall	7,633	38,093	7,743	7,791	45,678	(9,187)	0	2003	40
Plymouth Meeting Mall	29,265	58,388	73,415	29,953	131,115	(20,149)	0	2003	40
The Mall at Prince Georges	13,065	57,686	29,417	13,066	87,102	(29,646)	150,000	1998	40
South Mall	7,369	20,720	5,278	7,990	25,377	(5,128)	0	2003	40
Sunrise Plaza	12,885	16,114	1,020	11,471	18,548	(2,153)	0	2005	40
Uniontown Mall	0	30,761	8,021	0	38,782	(8,170)	0	2003	40
Valley Mall	13,187	60,658	17,812	13,193	78,464	(18,326)	87,975	2003	40
Valley View Mall	9,880	46,817	10,649	9,880	57,466	(11,049)	34,174	2003	40
Viewmont Mall	12,505	61,519	15,089	12,606	76,507	(14,333)	48,000	2003	40
Voorhees Town Center	2,506	7,807	71,681	8,760	73,234	(9,799)	0	2003	40
Washington Crown Center	5,460	27,136	7,770	5,580	34,786	(11,562)	0	2003	40
Willow Grove Park	26,748	131,189	55,173	37,193	175,917	(40,581)	150,855	2003	40
Wiregrass Commons	5,103	28,758	18,001	12,748	39,114	(7,268)	0	2003	40
Woodland Mall	35,540	124,504	25,372	17,577	167,839	(22,984)	155,227	2005	40
Wyoming Valley Mall	14,153	73,035	18,887	13,302	92,773	(18,219)	65,000	2003	40

	Initial Cost of Land	Initial Cost of Building & Improvements	Cost of Improvements Net of Retirements	Balance of Land	Balance of Building & Improvements	Current Accumulated Depreciation Balance	Current Encumbrance	Date of Construction/ Acquisition	Life of Depreciation
Development Properties:
White Clay Point	$31,000	$4	$743	$31,075	$672	$0	$0	2005	N/A
Pitney Road Plaza	8,165	805	(1,211)	3,781	3,978	(33)	4,476	2008	40
Springhills	21,555	9,827	(9,421)	21,555	406	0	0	2006	N/A

Investments In Real Estate	$522,715	$2,171,923	$989,675	$554,959	$3,129,354	$(623,309)	$1,774,377

The aggregate cost basis and depreciated basis for federal income tax purposes of the Company’s investment in real estate was approximately $3,921.7 million and $3,091.2 million, respectively, at December 31, 2009 and $3,864.4 million and $3,108.1 million, respectively, at December 31, 2008. The changes in total real estate and accumulated depreciation for the years ended December 31, 2009, 2008, and 2007 are as follows:

(in thousands of dollars) Total Real Estate Assets:	For the Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$3,708,048	$3,367,294	$3,133,709
Acquisitions	—	23,453	14,727
Improvements and development	126,897	337,385	240,519
Impairment of assets	(87,989)	(19,215)	—
Dispositions	(62,643)	(869)	(21,661)

Balance, end of year	$3,684,313	$3,708,048	$3,367,294

Investments in real estate	$3,684,313	$3,708,048	$3,367,294
Investments in real estate included in assets held-for-sale	—	—	—

	$3,684,313	$3,708,048	$3,367,294

(in thousands of dollars) Accumulated Depreciation:	For the Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$516,832	$401,502	$306,893
Depreciation expense	131,150	115,590	97,957
Impairment of assets	(13,735)	—	—
Dispositions	(10,938)	(260)	(3,348)

Balance, end of year	$623,309	$516,832	$401,502

Exhibit Index

Exhibit Number	Description

10.58	Pennsylvania Real Estate Investment Trust 2008 restricted share Plan for Non-Employee Trustees.

21	Direct and Indirect Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.