Form 10-Q
period 2010-03-31
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2010-04-29
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at April 26, 2010: 44,954,941

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	March 31, 2010	December 31, 2009
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,499,783	$3,459,745
Construction in progress	178,150	215,231
Land held for development	9,337	9,337

Total investments in real estate	3,687,270	3,684,313
Accumulated depreciation	(656,871)	(623,309)

Net investments in real estate	3,030,399	3,061,004

INVESTMENTS IN PARTNERSHIPS, at equity	33,631	32,694
OTHER ASSETS:
Cash and cash equivalents	34,206	74,243
Tenant and other receivables (net of allowance for doubtful accounts of $20,701 and $19,981 at March 31, 2010 and December 31, 2009, respectively)	44,134	55,303
Intangible assets (net of accumulated amortization of $205,925 and $198,984 at March 31, 2010 and December 31, 2009, respectively)	32,037	38,978
Deferred costs and other assets	98,583	84,358

Total assets	$3,272,990	$3,346,580

LIABILITIES:
Mortgage notes payable (including debt premium of $2,457 and $2,744 at March 31, 2010 and December 31, 2009, respectively)	$1,804,358	$1,777,121
Exchangeable notes (net of debt discount of $4,209 and $4,664 at March 31, 2010 and December 31, 2009, respectively)	132,691	132,236
Revolving Facility	70,000	486,000
Term loans	520,000	170,000
Tenants’ deposits and deferred rent	15,562	13,170
Distributions in excess of partnership investments	48,698	48,771
Accrued construction expenses	3,822	11,778
Fair value of derivative instruments	18,047	14,610
Accrued expenses and other liabilities	52,604	58,090

Total liabilities	2,665,782	2,711,776
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 44,954,028 shares at March 31, 2010 and 44,615,647 shares at December 31, 2009.	44,954	44,616
Capital contributed in excess of par	882,392	881,735
Accumulated other comprehensive loss	(32,892)	(30,016)
Distributions in excess of net income	(341,974)	(317,682)

Total equity—PREIT	552,480	578,653
Noncontrolling interest	54,728	56,151

Total equity	607,208	634,804

Total liabilities and equity	$3,272,990	$3,346,580

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(in thousands of dollars)	2010	2009
REVENUE:
Base rent	$74,455	$72,017
Expense reimbursements	34,812	34,175
Percentage rent	884	834
Lease termination revenue	1,808	398
Other real estate revenue	2,965	3,252
Interest and other income	728	702

Total revenue	115,652	111,378
EXPENSES:
Operating expenses:
CAM and real estate taxes	(37,303)	(34,616)
Utilities	(6,302)	(5,884)
Other operating expenses	(5,822)	(5,767)

Total operating expenses	(49,427)	(46,267)
Depreciation and amortization	(42,007)	(39,002)
Other expenses:
General and administrative expenses	(9,687)	(9,354)
Abandoned project costs, income taxes and other expenses	(293)	(318)

Total other expenses	(9,980)	(9,672)
Interest expense, net	(34,831)	(32,509)
Gain on extinguishment of debt	—	1,272

Total expenses	(136,245)	(126,178)
Loss before equity in income of partnerships and discontinued operations	(20,593)	(14,800)
Equity in income of partnerships	2,089	2,517

Loss from continuing operations	(18,504)	(12,283)

Income from discontinued operations	—	760

Net loss	(18,504)	(11,523)
Less: net loss attributed to noncontrolling interest	878	541

Net loss attributable to PREIT	$(17,626)	$(10,982)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

Earnings Per Share

(Unaudited)

	Three months ended March 31,
(in thousands of dollars, except per share amounts)	2010	2009

Loss from continuing operations	$(18,504)	$(12,283)
Noncontrolling interest in continuing operations	878	510
Dividends from unvested restricted shares	(98)	(95)

Loss from continuing operations used to calculate earnings per share - basic and diluted	$(17,724)	$(11,868)

Income from discontinued operations	—	760
Noncontrolling interest in discontinued operations	—	31

Income from discontinued operations used to calculate earnings per share - basic and diluted	$—	$791

Basic (loss) income per share
Loss from continuing operations	$(0.41)	$(0.30)
Income from discontinued operations	—	0.02

	$(0.41)	$(0.28)

Diluted (loss) income per share
Loss from continuing operations	$(0.41)	$(0.30)
Income from discontinued operations	—	0.02

	$(0.41)	$(0.28)

(in thousands of shares)
Weighted average shares outstanding – basic	43,672	39,004
Effect of common share equivalents (1)	—	—

Weighted average shares outstanding – diluted	43,672	39,004

(1)

For the three months ended March 31, 2010 and March 31, 2009, respectively, the Company had net losses from continuing operations. Therefore, the effect of common share equivalents of 111 and zero for the three months ended March 31, 2010 and March 31, 2009, respectively, is excluded from the calculation of diluted loss per share for these periods because it would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

Three months ended

March 31, 2010

(Unaudited)

			PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2010	$634,804	$—	$44,616	$881,735	$(30,016)	$(317,682)	$56,151
Comprehensive income (loss):
Net loss	(18,504)	(18,504)	—	—	—	(17,626)	(878)
Unrealized loss on derivatives	(3,354)	(3,354)	—	—	(3,184)	—	(170)
Other comprehensive income	324	324	—	—	308	—	16

Total comprehensive loss	(21,534)	$(21,534)					(1,032)

Shares issued under distribution reinvestment and share purchase plan	181		16	165	—	—	—
Shares issued under employee share purchase plan	114		9	105	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,025)		313	(1,338)	—	—	—
Amortization of deferred compensation	1,725		—	1,725	—	—	—
Distributions paid to common shareholders ($0.15 per share)	(6,666)		—	—	—	(6,666)	—
Distributions paid to noncontrolling interests:
Distributions to Operating Partnership unitholders ($0.15 per unit)	(346)		—	—	—	—	(346)
Other distributions to noncontrolling interest, net	(45)		—	—	—	—	(45)

Balance March 31, 2010	$607,208		$44,954	$882,392	$(32,892)	$(341,974)	$54,728

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands of dollars)	2010	2009
Cash flows from operating activities:
Net loss	$(18,504)	$(11,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	33,935	31,284
Amortization	9,718	10,043
Straight-line rent adjustments	(542)	(315)
Provision for doubtful accounts	1,481	1,279
Amortization of deferred compensation	1,725	2,169
Gain on extinguishment of debt	—	(1,272)
Change in assets and liabilities:
Net change in other assets	(919)	7,105
Net change in other liabilities	(2,492)	1,251

Net cash provided by operating activities	24,402	40,021

Cash flows from investing activities:
Decrease in notes receivable from tenant	10,000	—
Additions to construction in progress	(9,306)	(53,108)
Investments in real estate improvements	(2,100)	(4,236)
Investments in real estate acquisitions, net of cash acquired	(27)	(9)
Additions to leasehold improvements	(121)	(70)
Investments in partnerships	(3,275)	(909)
Capitalized leasing costs	(885)	(1,093)
Cash proceeds from sales of real estate investments	—	45
Decrease (increase) in cash escrows	(256)	(1,779)
Cash distributions from partnerships in excess of equity in income	2,247	440

Net cash used in investing activities	(3,723)	(60,719)

Cash flows from financing activities:
Net proceeds from 2010 Term Loan and Revolving Facility	590,000	—
Net (repayment of) borrowing from 2003 Credit Facility	(486,000)	47,000
Repayment of senior unsecured 2008 Term Loan	(170,000)	—
Proceeds from mortgage loans	32,500	16,250
Repayment of mortgage loans	—	(15,674)
Principal installments on mortgage loans	(4,976)	(3,977)
Repurchase of exchangeable notes	—	(693)
Payment of deferred financing costs	(14,498)	(679)
Dividends paid to common shareholders	(6,666)	(11,436)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(346)	(613)
Shares of beneficial interest issued	295	103
Shares of beneficial interest repurchased, other	(1,025)	(113)

Net cash (used in) provided by financing activities	(60,716)	30,168

Net change in cash and cash equivalents	(40,037)	9,470
Cash and cash equivalents, beginning of period	74,243	9,786

Cash and cash equivalents, end of period	$34,206	$19,256

See accompanying notes to the consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

1. BASIS OF PRESENTATION

Nature of Operations

Pennsylvania Real Estate Investment Trust (“PREIT” or the “Company”) prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the included disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in PREIT’s Annual Report on Form 10-K for the year ended December 31, 2009. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries and the consolidated results of its operations and its cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of March 31, 2010, the Company’s portfolio consisted of a total of 54 properties in 13 states, including 38 shopping malls, 13 strip and power centers and three properties under development, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of March 31, 2010, the Company held a 95.1% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

The Company evaluates operating results and allocates resources on a property-by-property basis, and does not distinguish or evaluate consolidated operations on a geographic basis. No individual property constitutes 10% or more of consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of the Company’s properties and the nature of the Company’s tenants and operational processes, as well as long-term financial performance. In addition, no single tenant accounts for 10% or more of consolidated revenue, and none of the Company’s properties are located outside the United States.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event of the redemption of all of the outstanding OP Units held by limited partners for cash, the total amount that would have been distributed as of March 31, 2010 would have been $29.0 million in cash or equivalent value of shares of PREIT, which is calculated using the Company’s March 31, 2010 closing share price on the New York Stock Exchange of $12.47 multiplied by the number of outstanding OP Units held by limited partners.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

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

The Company is contemplating ways to reduce its leverage through a variety of means available to it, and subject to and in accordance with the terms of its Amended, Restated and Consolidated Senior Secured Credit Agreement (the “2010 Credit Facility”). These steps might include obtaining equity capital, including through the issuance of equity securities if market conditions are favorable, through joint ventures or other partnerships or arrangements involving the contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

Fair Value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, these accounting requirements establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Transfers of Financial Assets

On January 1, 2010, the Company adopted new accounting requirements relating to accounting for transfers of financial assets. The recognition and measurement provisions of these new accounting requirements are applied to transfers that occur on or after January 1, 2010. The disclosure provisions of these new accounting requirements are applied to transfers that occurred both before and after January 1, 2010. The adoption of these new accounting requirements did not have any effect on the Company’s consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Variable Interest Entities

On January 1, 2010, the Company adopted new accounting requirements relating to variable interest entities. These new accounting requirements amend the existing accounting guidance a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest; d) to amend certain guidance for determining whether an entity is a variable interest entity; e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration; and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these new accounting requirements did not have any effect on the Company’s consolidated financial statements.

3. REAL ESTATE ACTIVITIES

Investments in real estate as of March 31, 2010 and December 31, 2009 were comprised of the following:

(in thousands of dollars)	As of March 31, 2010	As of December 31, 2009
Buildings, improvements and construction in progress	$3,135,896	$3,129,354
Land, including land held for development	551,374	554,959

Total investments in real estate	3,687,270	3,684,313
Accumulated depreciation	(656,871)	(623,309)

Net investments in real estate	$3,030,399	$3,061,004

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

The following table summarizes the Company’s capitalized salaries, commissions and benefits, real estate taxes and interest for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
(in thousands of dollars)	2010	2009
Development/Redevelopment Activities:
Salaries and benefits	$405	$753
Real estate taxes	$329	$779
Interest	$535	$1,812
Leasing Activities:
Salaries, commissions and benefits	$885	$1,093

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Discontinued Operations

The Company has presented as discontinued operations the operating results of Crest Plaza and Northeast Tower Center, which were operating properties that were sold in 2009. There were no discontinued operations in the three months ended March 31, 2010.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

Three months ended March 31,
(in thousands of dollars)	2009
Real estate revenue	$1,534
Expenses:
Operating expenses	(380)
Depreciation and amortization	(394)

Total expenses	(774)

Income from discontinued operations	$760

4. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of March 31, 2010 and December 31, 2009:

(in thousands of dollars)	As of March 31, 2010	As of December 31, 2009
ASSETS:
Investments in real estate, at cost:
Retail properties	$397,431	$393,197
Construction in progress	3,482	3,602

Total investments in real estate	400,913	396,799
Accumulated depreciation	(120,831)	(116,313)

Net investments in real estate	280,082	280,486
Cash and cash equivalents	7,567	5,856
Deferred costs and other assets, net	21,328	21,254

Total assets	308,977	307,596

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage notes payable	361,857	365,565
Other liabilities	14,602	13,858

Total liabilities	376,459	379,423

Net deficit	(67,482)	(71,827)
Partners’ share	(35,235)	(37,382)

Company’s share	(32,247)	(34,445)
Excess investment (1)	12,719	13,733
Advances	4,461	4,635

Net investments and advances	$(15,067)	$(16,077)

Investment in partnerships, at equity	$33,631	$32,694
Distributions in excess of partnership investments	(48,698)	(48,771)

Net investments and advances	$(15,067)	$(16,077)

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

The following table summarizes the operating results of the unconsolidated partnerships and the Company’s share of equity in income of partnerships for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(in thousands of dollars)	2010	2009
Real estate revenue	$18,478	$18,666
Expenses:
Property operating expenses	(6,243)	(5,956)
Interest expense	(3,200)	(3,567)
Depreciation and amortization	(3,826)	(3,901)

Total expenses	(13,269)	(13,424)

Net income	5,209	5,242
Less: Partners’ share	(2,592)	(2,610)

Company’s share	2,617	2,632
Amortization of excess investment	(528)	(115)

Equity in income of partnerships	$2,089	$2,517

Mortgage Loan Activity

In January 2010, the partnership that owns Springfield Park in Springfield, Pennsylvania repaid a mortgage loan with a balance of $2.8 million. The Company’s share of the mortgage loan payment was $1.4 million. The Company owns a 50% interest in this partnership.

In April 2010, the partnerships that own Springfield Park and Springfield East, in Springfield, Pennsylvania, entered into a $10.0 million mortgage loan that is secured by Springfield Park and Springfield East. The Company owns a 50% interest in both entities. The mortgage loan has an initial term of five years and can be extended for an additional five-year term under prescribed conditions. The loan bears interest at LIBOR plus 2.80%, and has been swapped to a fixed rate of 5.39%.

Impairment of Investments in Unconsolidated Subsidiaries

An other than temporary impairment of an investment in an unconsolidated joint venture is recognized when the carrying value of the investment is not considered recoverable based on an evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

5. FINANCING ACTIVITY

Amended, Restated and Consolidated Senior Secured Credit Agreement

On March 11, 2010, PREIT Associates and PRI (collectively, the “Borrower”), together with PR Gallery I Limited Partnership (“GLP”) and Keystone Philadelphia Properties, L.P. (“KPP”), two other subsidiaries of the Company, entered into an Amended, Restated and Consolidated Senior Secured Credit Agreement comprised of a) an aggregate $520.0 million term loan made up of a $436.0 million term loan (“Term Loan A”) to the Borrower and a separate $84.0 million term loan (“Term Loan B”) to the other two subsidiaries (collectively, the “2010 Term Loan”) and b) a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, the “2010 Credit Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

The 2010 Credit Facility replaced the previously existing $500.0 million unsecured revolving credit facility, as amended (the “2003 Credit Facility”), and a $170.0 million unsecured term loan (the “2008 Term Loan”) that had been scheduled to mature on March 20, 2010. All capitalized terms used and not otherwise defined in the description of the 2010 Credit Facility have the meanings ascribed to such terms in the 2010 Credit Facility.

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

As of March 31, 2010, $70.0 million was outstanding under the Revolving Facility. The Company had pledged $1.5 million under the Revolving Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to the Company was $78.5 million as of March 31, 2010. The weighted average effective interest rate based on amounts borrowed under the Revolving Facility from March 11, 2010 to March 31, 2010 was 5.51%. The weighted average interest rate on outstanding Revolving Facility borrowings as of March 31, 2010 was 5.15%.

As of March 31, 2010, $520.0 million was outstanding under the 2010 Term Loan. The weighted average effective interest rate based on amounts borrowed on the 2010 Term Loan was 5.85% for the time the 2010 Term Loan was outstanding from March 11, 2010 to March 31, 2010. The weighted average interest rate on the 2010 Term Loan borrowings as of March 31, 2010 was 5.15%.

The Company has entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to fixed at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that the Company maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. The Company is required to maintain its status as a REIT at all times. As of March 31, 2010 the Company was in compliance with all of these covenants.

Exchangeable Notes

As of March 31, 2010 and December 31, 2009, $136.9 million and $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes (the“ Exchangeable Notes”) (excluding debt discount of $4.2 million and $4.7 million) remained outstanding, respectively.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

Interest expense related to the Exchangeable Notes was $1.4 million and $2.4 million (excluding the non-cash amortization of debt discount of $0.4 million and $0.8 million and the non-cash amortization of deferred financing fees of $0.2 million and $0.3 million) for the three months ended March 31, 2010 and 2009, respectively. The Exchangeable Notes had an effective interest rate of 5.81% and 5.99% for the three months ended March 31, 2010 and 2009, respectively, including the impact of debt discount amortization.

Mortgage Loan Activity

The following table presents the mortgage loans that the Company has entered into or under which it has borrowed additional amounts beginning January 1, 2010:

Financing Date	Property	Amount Financed (in millions of dollars):	Stated Rate	Hedged Rate	Debt Maturity
January	New River Valley Mall(1)(2)	$30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(3)	$2.5	6.84% fixed	NA	June 2014

(1)	Interest only.
(2)	The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%.
(3)

The mortgage loan agreement initially entered into in June 2009 provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. The Company took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010.

In March 2010, the Company exercised the first of three one-year extension options on the mortgage loan on Creekview Center in Warrington, Pennsylvania. The mortgage loan had a balance of $19.5 million as of March 31, 2010.

In April 2010, the Company exercised a six-month extension option on the construction loan on Pitney Road Plaza in Lancaster, Pennsylvania. The construction loan had a balance of $4.5 million as of March 31, 2010.

Fair Value of Financial Instruments

Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the Revolving Facility approximate fair value due to the short-term nature of these instruments. The majority of the Company’s variable-rate debt is subject to interest rate swaps that have effectively fixed the interest rates on the underlying debt. The estimated fair value of fixed-rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to the Company for fixed-rate mortgage loans and corporate notes payable with similar terms and maturities.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates and by reviewing recent market transactions or credit spreads consistent with the maturity of the debt obligation with similar credit features. Credit spreads take into consideration general market conditions and maturity.

The estimated fair values of mortgage loans based on year-end interest rates and market conditions at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,804.4 million	$1,617.0 million	$1,777.1 million	$1,549.6 million

The mortgage loans contain various affirmative and negative covenants customarily found in loans of that type. As of March 31, 2010, the Company was in compliance with all of these covenants.

6. CASH FLOW INFORMATION

Cash paid for interest was $30.3 million (net of capitalized interest of $0.5 million) and $30.8 million (net of capitalized interest of $1.8 million) for the three months ended March 31, 2010 and 2009, respectively.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

7. RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million for each of the three months ended March 31, 2010 and 2009, respectively.

The Company leases its principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain officers/trustees of the Company have an interest. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. The Company has the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, the Company has the right on one occasion at any time during the seventh lease year (2011) to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, the Company’s base rent was $1.4 million per year during the first five years of the office lease and is $1.5 million per year during the second five years. Total rent expense under this lease was $0.4 million for each of the three months ended March 31, 2010 and 2009.

8. COMMITMENTS AND CONTINGENCIES

Development and Redevelopment Activities

In connection with its current development and its redevelopment projects, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2010, the remainder to be paid (excluding amounts already accrued) against such contractual and other commitments was $1.6 million, which is expected to be financed through the 2010 Credit Facility or through various other capital sources.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and caps as part of its interest rate risk management strategy. The Company’s outstanding derivatives have been designated as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The Company’s derivative assets and liabilities are recorded in “Fair value of derivative instruments.”

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

During the three months ended March 31, 2010, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During the three months ended March 31, 2010, the Company recorded no amounts associated with hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $15.4 million would be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of March 31, 2010, the Company had entered into 12 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 2.44% on a notional amount of $752.6 million maturing on various dates through November 2013.

As of March 31, 2010, the Company had entered into two forward-starting swap agreements that have a weighted average interest rate of 2.37% on a notional amount of $200.0 million maturing on various dates through March 2013.

The Company entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the Company’s 2010 Credit Facility and 2009 and 2008 issuances of variable interest rate long-term debt. The Company assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on March 31, 2010 and considered these swap agreements and cap agreement to be highly effective cash flow hedges. The Company’s interest rate swap agreements and cap agreement will be settled in cash.

The following table summarizes the terms and fair values of the Company’s interest rate swap, cap and forward starting swap derivative instruments at March 31, 2010 and December 31, 2009. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at March 31, 2010(1)	Fair Value at December 31, 2009(1)	Balance Sheet Location	Interest Rate(2)	Effective Date	Maturity Date
Interest Rate Swaps
$25.0 million	N/A	$(0.2) million	Fair value of derivative instruments	2.86%		March 20, 2010
$75.0 million	N/A	(0.4) million	Fair value of derivative instruments	2.83%		March 20, 2010
$30.0 million	N/A	(0.2) million	Fair value of derivative instruments	2.79%		March 20, 2010
$40.0 million	N/A	(0.2) million	Fair value of derivative instruments	2.65%		March 22, 2010
$20.0 million	$(0.1) million	(0.2) million	Fair value of derivative instruments	3.41%		June 1, 2010
$200.0 million	(0.2) million	N/A	Fair value of derivative instruments	0.61%		April 1, 2011
$45.0 million	(1.8) million	(1.9) million	Fair value of derivative instruments	4.02%		June 19, 2011
$54.0 million	(2.2) million	(2.2) million	Fair value of derivative instruments	3.84%		July 25, 2011
$25.0 million	(0.2) million	N/A	Fair value of derivative instruments	1.83%		December 31, 2012
$60.0 million	(0.1) million	N/A	Fair value of derivative instruments	1.74%		March 11, 2013
$40.0 million	(0.2) million	N/A	Fair value of derivative instruments	1.82%		March 11, 2013
$65.0 million	(3.4) million	(2.5) million	Fair value of derivative instruments	3.60%		September 9, 2013
$68.0 million	(3.7) million	(2.8) million	Fair value of derivative instruments	3.69%		September 9, 2013
$56.3 million	(3.1) million	(2.4) million	Fair value of derivative instruments	3.73%		September 9, 2013
$55.0 million	(1.6) million	(0.9) million	Fair value of derivative instruments	2.90%		November 29, 2013
$48.0 million	(1.4) million	(0.7) million	Fair value of derivative instruments	2.90%		November 29, 2013
Interest Rate Cap
$16.3 million	(0.1) million	N/A	Fair value of derivative instruments	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps
$200.0 million	(0.0) million	N/A	Fair value of derivative instruments	1.78%	April 1, 2011	April 2, 2012
$200.0 million	0.1 million	N/A	Deferred costs and other assets	2.96%	April 2, 2012	March 11, 2013

	$(18.0) million	$(14.6) million

(1)

As of March 31, 2010 and December 31, 2009, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2010 and December 31, 2009, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations as of March 31, 2010 and 2009.

	Three months ended		Statement of Operations location
	March 31, 2010	March 31, 2009
Derivatives in cash flow hedging relationships
Interest Rate Products
(Loss) gain recognized in Other Comprehensive Income on derivatives	$(7.9) million	$2.1 million	N/A
Gain reclassified from accumulated Other Comprehensive Income (loss) into income (effective portion)	$4.9 million	$4.4 million	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	Interest expense

Credit-Risk-Related Contingent Features

The Company has agreements with some of its derivative counterparties that contain a provision pursuant to which, if the entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 31, 2010, the Company was not in default on any of its derivative obligations.

The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company’s loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2010, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk was $18.0 million. As of March 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2010, it would have been required to settle its obligations under the agreements at their termination value (including accrued interest) of $20.7 million. The Company has not breached any of the provisions as of March 31, 2010.

Fair Value

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10. TENANT RECEIVABLES

In March 2010, Boscov’s, Inc. repaid its $10.0 million note payable to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 54 properties in 13 states, including 38 shopping malls, 13 strip and power centers and three properties under development, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.” As of March 31, 2010, the Philadelphia metropolitan area represented approximately 33% of our gross leasable area; other properties in Pennsylvania, Delaware and New Jersey accounted for approximately 38% of our gross leasable area; properties in Maryland and Virginia accounted for approximately 10% of our gross leasable area; and properties in other locations represented the remaining approximately 19% of our gross leasable area. The operating retail properties have a total of approximately 34.7 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 30.1 million square feet, of which we own approximately 23.9 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.6 million square feet, of which 2.9 million square feet are owned by such partnerships.

Our primary business is owning and operating shopping malls and strip and power centers. Our strategic initiatives include maintaining a leading position in the Philadelphia metropolitan trade area (where we believe our ownership interest in approximately 40% of mall gross leasable area in the Philadelphia metropolitan area provides us with opportunities for leasing leverage), promoting our mall locations as retail hubs in their trade areas in stable or growing markets, optimizing our portfolio by selling non-core assets as market conditions permit, and reducing our leverage through a variety of means available to us, subject to the terms of the 2010 Credit Facility, as further described below.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of March 31, 2010, held a 95.1% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a non-controlling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Our net loss increased by $7.0 million to a net loss of $18.5 million for the three months ended March 31, 2010 from a net loss of $11.5 million for the three months ended March 31, 2009. The increase in the loss was affected by increased depreciation and amortization and interest expense as a result of development and redevelopment assets having been placed in service, and increased interest expense as a result of a higher aggregate debt balance compared to the three months ended March 31, 2009.

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

The amounts remaining to be invested in the last phase of our current redevelopment program are significantly less than in 2009, and we believe that we have access to sufficient capital to fund these remaining amounts.

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

Development and Redevelopment

We have reached the last phase in our current redevelopment program. Over the past five years, we have invested approximately $1.0 billion in our portfolio. The current estimated project cost of Voorhees Town Center, our only remaining redevelopment property, is $83.0 million, and the amount invested as of March 31, 2010 was $67.5 million. Our projected share of estimated project costs is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives. We may spend additional amounts at our completed redevelopment properties for tenant allowances, leasehold improvements and other costs.

We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of March 31, 2010, we had incurred $77.5 million of costs related to these three projects. The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or restricted by the covenants contained in our 2010 Credit Facility, which limit our involvement in such projects.

The following table sets forth the amounts invested as of March 31, 2010 in each development project:

Development Project	Invested as of March 31, 2010
White Clay Point (1)	$43.4 million
Springhills (2)	33.4 million
Pavilion at Market East(3)	0.7 million

$77.5 million

(1)

Amount invested as of March 31, 2010 does not reflect an $11.8 million impairment charge that we recorded in December 2008. See the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of this charge.

(2)

Amount invested as of March 31, 2010 does not reflect an $11.5 million impairment charge that we recorded in 2009. See the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of this charge.

(3)	The property is unconsolidated. The amount shown represents our share.

In connection with certain of our redevelopment projects, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of March 31, 2010, the unaccrued remainder to be paid against these contractual and other commitments was $1.6 million, which is expected to be financed through our 2010 Credit Facility or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $34.0 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 4 to the unaudited consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

General

PRI provides management, leasing and development services for eight properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million for each of the three months ended March 31, 2010 and 2009, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $0.4 million for each of the three months ended March 31, 2010 and 2009, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord. The office lease has a 10 year term that commenced on November 1, 2004. We have the option to renew the lease for up to two additional five-year periods at the then-current fair market rate calculated in accordance with the terms of the office lease. In addition, we have the right on one occasion at any time during the seventh lease year (2011) to terminate the office lease upon the satisfaction of certain conditions. Effective June 1, 2004, our base rent was $1.4 million per year during the first five years of the office lease and is $1.5 million per year during the second five years.

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

We have also agreed to provide tax protection to Ronald Rubin, George F. Rubin, Joseph F. Coradino and two other individuals in connection with taxes arising from any sale of a certain office building during the eight years following the initial closing of a related Contribution Agreement dated January 22, 2008 by and among PREIT, PREIT Associates, certain other PREIT affiliates, Bala Cynwyd Associates, L.P. (“BCA”), City Line Associates, Ronald Rubin, George F. Rubin, Joseph F. Coradino, and two other individuals to acquire all of the partnership interests in BCA.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that might change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and instruments at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. The estimates and assumptions made by management in applying critical accounting policies have not changed materially during 2010 and 2009, except as otherwise noted, and none of these estimates or assumptions have proven to be materially incorrect or resulted in our recording any significant adjustments relating to prior periods. We will continue to monitor the key factors underlying our estimates and judgments, but no change is currently expected. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of our accounting policies included in note 1 to our consolidated financial statements in our Form 10-K for the year ended December 31, 2009.

Our management makes complex or subjective assumptions and judgments with respect to applying its critical accounting policies. In making these judgments and assumptions, management considers, among other factors:

•	events and changes in property, market and economic conditions;

•	estimated future cash flows from property operations; and

•	the risk of loss on specific accounts or amounts.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 and 2009

Overview

For the three months ended March 31, 2010, net loss was affected by increased depreciation and amortization as a result of development and redevelopment assets having been placed in service, increased interest expense primarily as a result of a higher aggregate debt balance and properties placed in service compared to the three months ended March 31, 2009.

The table below sets forth certain occupancy statistics as of March 31, 2010 and 2009:

	Occupancy as of March 31,
	Consolidated		Partnership(1)
	2010	2009	2010	2009
Retail portfolio weighted average:
Total excluding anchors	83.2%	83.9%	88.6%	86.1%
Total including anchors	89.0%	88.7%	91.4%	89.8%
Enclosed malls weighted average:
Total excluding anchors	82.8%	83.4%	88.8%	88.9%
Total including anchors	88.7%	88.3%	91.1%	91.2%
Strip and power centers weighted average	93.2%	93.2%	91.6%	89.1%

(1)	Owned by partnerships in which we own a 50% interest.

The following information sets forth our results of operations for the three months ended March 31, 2010 and 2009:

(in thousands of dollars)	Three Months Ended March 31,		% Change 2009 to 2010
	2010	2009
Revenue	$115,652	$111,378	4%
Property operating expenses	(49,427)	(46,267)	7%
Depreciation and amortization	(42,007)	(39,002)	8%
General and administrative expenses, abandoned project costs, income taxes and other expenses	(9,980)	(9,672)	3%
Interest expense, net	(34,831)	(32,509)	7%
Gain on extinguishment of debt	—	1,272	(100%)
Equity in income of partnerships	2,089	2,517	(17%)
Income from discontinued operations	—	760	(100%)

Net loss	$(18,504)	$(11,523)	61%

The amounts reflected as net loss in the tables above reflect our consolidated properties. Our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Revenue

Revenue increased by $4.3 million, or 4%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Real estate revenue increased $0.3 million from one property under development during 2009 that is now placed in service. Real estate revenue from properties that were owned for the entire period from January 1, 2009 to March 31, 2010 (“2010 Same Store Properties”) increased by $4.0 million, primarily due to increases of $2.2 million in base rents, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, $1.4 million in lease terminations and $0.6 million in expense reimbursements. These increases were partially offset by a decrease of $0.3 million in other revenue. These changes in real estate revenue are explained below in further detail.

Base rent for the 2010 Same Store Properties increased by $2.2 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Base rent at Cherry Hill Mall, The Gallery at Market East and Plymouth Meeting Mall, three of our recently completed redevelopment projects, increased by $1.4 million, $0.7 million and $0.6 million, respectively, due to increased occupancy from newly opened tenants. Base rent at Monroe Retail Center, a development project that opened in October 2008, increased by $0.2 million due to increased occupancy from tenants that opened new stores. Partially offsetting these increases, base rent at Orlando Fashion Square and Exton Square Mall decreased by $0.4 million and $0.3 million, respectively, due to increased vacancy and rental concessions.

Lease terminations increased by $1.4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to $1.0 million received from one tenant. Expense reimbursements increased by $0.6 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due to higher reimbursable operating expenses as discussed below under Operating Expenses. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses than in prior periods. In addition to being affected by store closings, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent. We are also experiencing rental concessions made to tenants affected by our redevelopment activities, to tenants experiencing financial difficulties, as well as rental concessions driven by conditions in the economy.

Other revenue decreased by $0.3 million, primarily due to a $0.2 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding decrease in marketing expense. Marketing revenue is generally recognized in tandem with marketing expense.

Interest and other income remained unchanged at $0.7 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Operating Expenses

Operating expenses increased by $3.2 million, or 7%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Operating expenses increased $0.1 million from one property under development during 2009 that is now placed in service. Operating expenses from 2010 Same Store Properties increased by $3.1 million, primarily due to a $2.1 million increase in common area maintenance expense, a $0.5 million increase in real estate taxes, a $0.4 million increase in utility expense and a $0.1 million increase in other operating expenses.

Common area maintenance expenses increased by $2.1 million, primarily due to increases of $1.3 million in snow removal expense, $0.2 million in common area utility expense, $0.2 million in housekeeping expense and $0.2 million in loss prevention expense. Snow removal expenses at our properties located in Pennsylvania and New Jersey increased as a result of two significant snowstorms that affected the Mid-Atlantic states in February 2010. The increases in housekeeping expense and loss prevention expense were due primarily to stipulated annual contractual increases. Real estate tax expense increased by $0.5 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties.

Utility expense increased by $0.4 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, including a $0.5 million increase at four of our Pennsylvania properties where electric rate caps expired on January 1, 2010.

Other operating expenses increased by $0.1 million, including a $0.2 million increase in bad debt expense. Partially offsetting these increases was a $0.1 million decrease in marketing expense. The decrease in marketing expense was offset by a corresponding decrease in marketing revenue.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.0 million, or 8%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Depreciation and amortization expense from 2010 Same Store Properties increased by $3.0 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that are now placed in service. We placed assets with an aggregate basis of $219.8 million in service from March 31, 2009 to March 31, 2010. Depreciation and amortization increased $0.1 million from one property under development during 2009 that is now placed in service.

General and Administrative Expenses, Abandoned Project Costs, Income Taxes and Other Expenses

General and administrative expenses, abandoned project costs, income taxes and other expenses increased by $0.3 million, or 3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase is primarily due to a $0.4 million increase in professional fees and a $0.3 million increase in other general and administrative expenses, offset by a $0.4 million decrease in compensation expense.

Interest Expense

Interest expense increased by $2.3 million, or 7%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase resulted in part from a higher aggregate debt balance. In addition, we placed assets with an aggregate cost basis of $219.8 million in service from March 31, 2009 to March 31, 2010. Interest on these assets was capitalized during construction periods and was expensed during periods after the improvements were placed in service.

Discontinued Operations

We have presented the operating results of Crest Plaza, which was sold in August 2009, and Northeast Towers Center, which was sold in October 2009, as discontinued operations. There were no discontinued operations in the three months ended March 31, 2010.

Operating results for Crest Plaza and Northeast Tower Center for the periods presented were as follows:

(in thousands of dollars)	Three Months Ended March 31, 2009
Operating results of Crest Plaza	$136
Operating results of Northeast Tower Center	624

Income from discontinued operations	$760

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

The following table presents net operating income results for the three months ended March 31, 2010 and 2009. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments in order to provide more detailed information with respect to the revenue and expenses of the aggregate of our wholly owned properties and our share of partnership properties. Under GAAP, we account for our unconsolidated partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	Same Store			Non Same Store			Total
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Real Estate Revenue	$123,354	$119,320	3%	$807	$2,175	(63)%	$124,161	$121,495	2%
Operating Expenses	(52,105)	(48,772)	7%	(427)	(819)	(48)%	(52,532)	(49,591)	6%

Net Operating Income	$71,249	$70,548	1%	$380	$1,356	(72)%	$71,629	$71,904	—%

Total net operating income decreased by $0.3 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Same Store net operating income increased by $0.7 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Non Same Store net operating income decreased by $1.0 million primarily due to the sales of Crest Plaza and Northeast Tower Center in 2009. See “Results of Operations—Revenue” and “—Operating Expenses” for further discussion of these variances.

The following information is provided to reconcile net loss to net operating income:

	Three Months Ended March 31,
(in thousands of dollars)	2010	2009
Net loss	$(18,504)	$(11,523)
Depreciation and amortization
Wholly owned and consolidated partnerships	42,007	39,002
Unconsolidated partnerships	2,459	2,055
Discontinued operations	—	394
Interest expense, net
Wholly owned and consolidated partnerships	34,831	32,509
Unconsolidated partnerships	1,584	1,769
General and administrative expenses, abandoned project costs, income taxes and other expenses	9,980	9,672
Gain on extinguishment of debt	—	(1,272)
Interest and other income	(728)	(702)

Net operating income	$71,629	$71,904

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

FFO was $25.5 million for the three months ended March 31, 2010, a decrease of $3.8 million, or 13%, compared to $29.3 million for the three months ended March 31, 2009. FFO decreased because of the decrease in net income as a result of higher depreciation and amortization and higher interest expense. FFO per share decreased $0.16 per share to $0.55 per share for the three months ended March 31, 2010, compared to $0.71 per share for the three months ended March 31, 2009, due in part to a higher share count.

The shares used to calculate both FFO per basic share and FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net loss to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars)	Three Months Ended March 31, 2010	Per share (including OP Units)	Three Months Ended March 31, 2009	Per share (including OP Units)
Net loss	$(18,504)	$(0.40)	$(11,523)	$(0.28)
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	41,568	0.90	38,391	0.93
Unconsolidated partnerships (1)	2,459	0.05	2,055	0.05
Discontinued operations	—	—	394	0.01

Funds from operations (2)	$25,523	$0.55	$29,317	$0.71

Gain on extinguishment of debt	—	—	(1,272)	(0.03)

Funds from operations as adjusted	$25,523	$0.55	$28,045	$0.68

Weighted average number of shares outstanding	43,672		39,004
Weighted average effect of full conversion of OP Units	2,329		2,195
Effect of common share equivalents	111		—

Total weighted average shares outstanding, including OP Units	46,112		41,199

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $0.5 million and $0.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

This “Liquidity and Capital Resources” section contains certain “forward-looking statements” that relate to expectations and projections that are not historical facts. These forward-looking statements reflect our current views about our future liquidity and capital resources, and are subject to risks and uncertainties that might cause our actual liquidity and capital resources to differ materially from the forward-looking statements. Additional factors that might affect our liquidity and capital resources include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. We do not intend to update or revise any forward-looking statements about our liquidity and capital resources to reflect new information, future events or otherwise.

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the three months ended March 31, 2010 were $7.0 million, based on distributions of $0.15 per share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions, with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

continued deterioration in our tenants’ business operations and financial stability, including tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

•

inability to achieve targets for, or decreases in, property occupancy and rental rates, or higher costs or delays in completion of our development or redevelopment projects resulting in lower or delayed real estate revenue and operating income;

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

The amounts remaining to be invested in the last phase of our current redevelopment program are significantly less than in 2009, and we believe that we have access to sufficient capital to fund these remaining amounts.

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

2010 Credit Facility

As of March 31, 2010, $70.0 million was outstanding under the Revolving Facility. We pledged $1.5 million under the Credit Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to us was $78.5 million at March 31, 2010. The weighted average effective interest rate based on amounts borrowed was 5.51% for the time the facility was outstanding from March 11, 2010 to March 31, 2010. The weighted average interest rate on outstanding Revolving Facility borrowings as of March 31, 2010 was 5.15%.

As of March 31, 2010, $520.0 million was outstanding under the 2010 Term Loan, as defined below. The weighted average effective interest rate based on amounts borrowed on the 2010 Term Loan was 5.85% for the time the 2010 Term Loan was outstanding from March 11, 2010 to March 31, 2010. The weighted average interest rate on the 2010 Term Loan borrowings at March 31, 2010 was 5.15%.

We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to fixed at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

Amended, Restated and Consolidated Senior Secured Credit Agreement (2010 Credit Facility)

On March 11, 2010, PREIT Associates and PRI (collectively, the “Borrower”), together with PR Gallery I Limited Partnership (“GLP”) and Keystone Philadelphia Properties, L.P. (“KPP”), two of our other subsidiaries, entered into an Amended, Restated and Consolidated Senior Secured Credit Agreement comprised of (a) an aggregate $520.0 million term loan made up of a $436.0 million term loan (“Term Loan A”) to the Borrower and a separate $84.0 million term loan (“Term Loan B”) to the other two subsidiaries (collectively, the “2010 Term Loan”) and (b) a $150.0 million revolving line of credit (the “Revolving Facility,” and, together with the 2010 Term Loan, the “2010 Credit Facility”) with Wells Fargo Bank, National Association, and the other financial institutions signatory thereto.

The 2010 Credit Facility replaced the previously existing $500.0 million unsecured revolving credit facility, as amended (the “2003 Credit Facility”), and a $170.0 million unsecured term loan (the “2008 Term Loan”) that had been scheduled to mature on March 20, 2010. All capitalized terms used and not otherwise defined in the description of the 2010 Credit Facility have the meanings ascribed to such terms in the 2010 Credit Facility.

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than

9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. We are required to maintain our status as a REIT at all times. As of March 31, 2010, we were in compliance with all of these convenants.

We may prepay the Revolving Facility at any time without premium or penalty. We must repay the entire principal amount outstanding under the 2010 Credit Facility at the end of its term, as the term may have been extended.

Upon the expiration of any applicable cure period following an event of default, the lenders may declare all of the obligations in connection with the 2010 Credit Facility immediately due and payable, and the Commitments of the lenders to make further loans under the 2010 Credit Facility will terminate. Upon the occurrence of a voluntary or involuntary bankruptcy proceeding of the Company, PREIT Associates, PRI, any owner of a Collateral Property or any Material Subsidiary, all outstanding amounts will automatically become immediately due and payable and the Commitments of the lenders to make further loans will automatically terminate.

Exchangeable Notes

Our 4.0% Senior Exchangeable Notes (the “Exchangeable Notes”) had a balance of $136.9 million and $136.9 million (excluding debt discount of $4.2 million and $4.7 million) at March 31, 2010 and December 31, 2009, respectively. Interest expense related to the Exchangeable Notes was $1.4 million and $2.4 million (excluding non-cash amortization of debt discount of $0.4 million and $0.8 million and the non-cash amortization of deferred financing fees of $0.2 million and $0.3 million) for the three months ended March 31, 2010 and March 31, 2009, respectively. The Exchangeable Notes bear interest at a contractual rate of 4.00% per annum. The Exchangeable Notes had an effective interest rate of 5.81% and 5.99% for the three months ended March 31, 2010 and 2009, respectively, including the effect of the debt discount amortization.

Mortgage Loan Finance Activity

The following table presents the mortgage loans we or partnerships in which we own interests entered into or under which we or such partnerships have borrowed additional amounts since January 1, 2010:

Financing Date	Property	Amount Financed (in millions of dollars):	Stated Rate	Hedged Rate	Debt Maturity
January	New River Valley Mall (1) (2)	$30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	N/A	June 2014
April	Springfield Park/Springfield East(4)	10.0	LIBOR plus 2.80%	5.39%	March 2015

(1)	Interest only.
(2)	The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%.
(3)

The mortgage loan agreement initially entered into in June 2009 provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010.

(4)	The mortgage loan has an initial term of five years and can be extended for an additional five-year term under prescribed conditions. Our interest in the unconsolidated partnerships is 50%.

In March 2010, we exercised the first of three one-year options on the mortgage loan on Creekview Center in Warrington, Pennsylvania. The mortgage loan had a balance of $19.5 million as of March 31, 2010.

In April 2010, we exercised a six-month extension option on the construction loan on Pitney Road Plaza in Lancaster, Pennsylvania. The construction loan had a balance of $4.5 million as of March 31, 2010.

Interest Rate Derivative Agreements

As of March 31, 2010, we had entered into 12 interest rate swap agreements and one cap agreement that have a weighted average rate of 2.44% on a notional amount of $752.6 million maturing on various dates through November 2013. Additionally, as of March 31, 2010, we had entered into two forward-starting interest rate swap agreements that have a weighted average interest rate 2.37% on a notional amount of $200.0 million maturing on various dates through March 2013.

We entered into these interest rate derivatives in order to hedge the interest payments associated with our 2010 Credit Facility and our 2009 and 2008 issuances of floating rate long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on March 31, 2010 and considered these swaps to be highly effective cash flow hedges. Our interest rate swaps are net settled monthly.

As of March 31, 2010, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $18.0 million. The carrying amount of the derivative assets is reflected in deferred costs and other assets, the associated instruments are reflected in fair value of derivative instruments and the net unrealized loss is reflected in accumulated other comprehensive loss in the accompanying balance sheets.

Mortgage Loans

Twenty-nine mortgage loans, which are secured by 27 of our consolidated properties, are due in installments over various terms extending to the year 2017. Seventeen of the mortgage loans bear interest at a fixed rate, nine of the mortgage loans bear interest at variable rates that have been swapped to or capped at a fixed rate and one mortgage loan was partially swapped to a fixed interest rate. The fixed mortgage loan balances have interest rates that range from 4.75% to 7.61% and had a weighted average interest rate of 5.81% at March 31, 2010. We also have two properties with variable interest rate mortgage loans and one mortgage loan that has a partial amount variable that had a weighted average interest rate of 3.63% at March 31, 2010. The weighted average interest rates of all consolidated mortgage loans is 5.79%. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of March 31, 2010.

	Payments by Period
(in thousands of dollars)	Total	2010	2011-2012	2013-2014	Thereafter
Principal payments	$92,781	$14,815	$39,787	$25,446	$12,733
Balloon payments(1)	1,709,120	43,717	493,156	532,091	640,156

Total	$1,801,901	$58,532	$532,943	$557,537	$652,889

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

Contractual Obligations

The following table presents our aggregate contractual obligations as of March 31, 2010 for the periods presented.

(in thousands of dollars)	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Mortgage loans	$1,801,901	$58,532	$532,943	$557,537	$652,889
Interest on mortgage loans	426,624	78,035	181,214	117,341	50,034
Exchangeable Notes	136,900	—	136,900	—	—
Interest on Exchangeable Notes	11,865	4,107	7,758	—	—
2010 Term Loan(1)	520,000	—	66,000	454,000	—
Interest on 2010 Term Loan	94,106	21,767	63,909	8,430	—
Revolving Facility(2)	70,000	—	—	70,000	—
Interest on 2010 Credit Facility	10,815	2,704	7,210	901	—
Operating leases	8,858	1,728	4,106	3,020	4
Ground leases	53,195	744	1,845	1,460	49,146
Development and redevelopment commitments (3)	1,638	1,638	—	—	—

Total	$3,135,902	$169,255	$1,001,885	$1,212,689	$752,073

(1)

The 2010 Term Loan has a variable interest rate that is between 4.00% and 4.90% plus LIBOR, depending on our leverage. We have entered into interest rate swap agreements to fix $100.0 million of the underlying LIBOR associated with the term loans at a rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to fixed at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

(2)	The Revolving Facility has a variable interest rate that is between 4.00% and 4.90% plus LIBOR, depending on our leverage.
(3)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $24.4 million for the three months ended March 31, 2010 compared to $40.0 million for the three months ended March 31, 2009. The decrease in cash from operating activities in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is attributed to the sale of two operating properties in 2009 (which had contributed $1.2 million in net operating income in the first quarter of 2009) and a $2.3 million increase in interest expense. The decrease in cash flows from operating results were also affected by changes in working capital, primarily due to an increase in prepaid expenses, tenants’ deposits and deferred rent in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Cash flows used for investing activities were $3.1 million for the three months ended March 31, 2010 compared to $60.7 million for the three months ended March 31, 2009. Investing activities for 2010 reflect investment in construction in progress of $9.3 million and real estate improvements of $1.1 million, all of which primarily relate to our development and redevelopment activities. Investing activities also reflect $3.3 million paid to acquire partnership interests. Cash flows used in investing activities also includes a $10.0 million decrease in notes receivable from tenants. Cash flows from investing activities for the three months ended March 31, 2009 reflect investment in construction in progress of $53.1 million, and real estate improvements of $4.2 million.

Cash flows used in financing activities were $60.7 million for the three months ended March 31, 2010 compared to cash flows provided by financing activities of $30.2 million for the three months ended March 31, 2009. Cash flows used in financing activities for the three months ended March 31, 2010 were primarily affected by the refinancing of the 2003 Credit Facility and the 2008 Term Loan. We replaced the $486.0 million outstanding on the 2003 Credit Facility and the $170.0 million 2008 Term Loan with $590.0 million in proceeds from the 2010 Credit Facility. We paid $14.5 million in deferred financing costs in the three months ended March 31, 2010, primarily relating to this refinancing. We also received $32.5 million in proceeds from a $30.0 million mortgage loan on New River Valley Mall and an additional $2.5 million draw on the mortgage loan at Lycoming Mall. Cash flows from financing activities for the three months ended March 31, 2010 were also affected by dividends and distributions of $7.0 million and principal installments on mortgage notes payable of $5.0 million.

COMMITMENTS

At March 31, 2010, we had $1.6 million of unaccrued contractual obligations to complete current development and redevelopment projects. Total remaining costs for the particular projects with such commitments are $34.0 million. We expect to finance these amounts through borrowings under the 2010 Credit Facility or through various other capital sources. See “—Liquidity and Capital Resources—Capital Resources.”

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. Subject to certain exclusions, we have environmental liability insurance coverage, which currently covers liability for pollution and on-site remediation of up to $10.0 million per occurrence and $20.0 million in the aggregate. We cannot assure you that this coverage will be adequate to cover future environmental liabilities. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

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

Many of our efforts to compete are also subject to the terms and conditions of our 2010 Credit Facility. Given current economic, capital market and retail industry conditions, however, there has been substantially less competition with respect to acquisition activity in recent quarters. When we seek to make acquisitions, these competitors might drive up the price we must pay for properties, parcels, other assets or other companies or might themselves succeed in acquiring those properties, parcels, assets or companies. In addition, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. In particular, larger REITs might enjoy significant competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. We might not succeed in acquiring retail properties or development sites that we seek, or, if we pay a higher price for a property and/or generate lower cash flow from an acquired property than we expect, our investment returns will be reduced, which will adversely affect the value of our securities.

We receive a substantial portion of our operating income as rent under long-term leases with tenants. At any time, any tenant having space in one or more of our properties could experience a downturn in its business that might weaken its financial condition. These tenants have, and in the future might, defer or fail to make rental payments when due, delay or defer lease commencement, voluntarily vacate the premises or declare bankruptcy, which has resulted, and in the future could result, in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and we might incur costs to remove such tenants. Some of our tenants occupy stores at multiple locations in our portfolio, and so the effect of any bankruptcy of those tenants might be more significant to us than the bankruptcy of other tenants. In addition, under many of our leases, our tenants pay rent based on a percentage of their sales. Accordingly, declines in these tenants’ sales directly and negatively affect our results of operations. Also, if tenants are unable to comply with the terms of their leases, we have modified, and might in the future modify, lease terms in ways that are less favorable to us.

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

INFLATION

Inflation can have many effects on our financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of property operating expenses, we might bear more costs if such expenses increase because of inflation.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

Additional factors that might cause future events, achievements or results to differ materially from those expressed or implied by our forward-looking statements include those discussed in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. We do not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of March 31, 2010, our consolidated debt portfolio consisted primarily of $70.0 million borrowed under our Revolving Facility, which bore interest at a LIBOR rate plus an applicable margin at March 31, 2010, $520.0 million borrowed under our 2010 Term Loan which bore interest at a rate of 5.15% at March 31, 2010, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $4.2 million, and $1,804.4 million in fixed and variable rate mortgage loans, including $2.5 million of mortgage debt premium.

Twenty-nine mortgage loans, which are secured by 27 of our consolidated properties, are due in installments over various terms extending to the year 2017. Seventeen of the mortgage loans bear interest at a fixed rate, nine of the mortgage loans bear interest at variable rates that have been swapped to or capped at a fixed rate and one mortgage loan was partially swapped to a fixed interest rate. The fixed-rate mortgage loans have interest rates that range from 4.75% to 7.61% and had a weighted average interest rate of 5.81% at March 31, 2010. We also have two properties with variable interest rate mortgage loans and one mortgage loan that has a partial variable amount that had a weighted average interest rate of 3.63% at March 31, 2010. The weighted average interest rate of all consolidated mortgage loans is 5.79%. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2010	$48,440		6.02%	$10,092		2.69%
2011	$138,977		5.79%	$33,000		5.15%
2012	$530,866	(2)	5.45%	$33,000		5.15%
2013	$741,306	(3)	5.56%	$229,000	(4)(5)	5.15%
2014	$111,231		6.58%	$—		—%
2015 and thereafter	$652,889		5.60%	$—		—%

(1)	Based on the weighted average interest rate in effect as of March 31, 2010.
(2)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(3)

Includes the 2010 Term Loan of $300.0 million. We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to fixed at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

(4)	Includes the 2010 Term Loan amount of $220.0 million that has not been swapped to a fixed interest rate.
(5)	Includes our Revolving Facility, which has an outstanding balance of $70.0 million, and a term that expires March 2013.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate swap agreements, assumes an immediate 100 basis point change in interest rates from their actual March 31, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $82.9 million at March 31, 2010. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $86.1 million at March 31, 2010. Based on the variable-rate debt included in our debt portfolio as of March 31, 2010, a 100 basis point increase in interest rates would have resulted in an additional $3.1 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $3.1 million annually.

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

We have an aggregate $752.6 million in notional amount of current swap and cap agreements and $200.0 million of forward-starting swap agreements that are expected to settle on various dates through November 2013.

Because the information presented above includes only those exposures that existed as of March 31, 2010, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, and have concluded as follows:

•

Our disclosure controls and procedures are designed to ensure that the information that we are required to disclose in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

•

Our disclosure controls and procedures are effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations, which are discussed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended March 31, 2010 and the average price paid per share.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2010	—	$—	—	$—
February 1 – February 28, 2010	117,364	8.38	—	—
March 1 – March 31, 2010	—	—	—	—

Total	117,364	$8.38	—	$—

(1)	The common shares listed in this column represent shares withheld from shares otherwise issuable to employees to pay withholding taxes incurred in connection with the issuances.

ITEM 6.	EXHIBITS.

10.1	Pennsylvania Real Estate Investment Trust 2010-2012 Restricted Share Unit Program.

10.2	Form of Restricted Share Unit and Dividend Equivalent Rights Award Agreement.

10.3	Amended, Restated and Consolidated Credit Agreement dated as of March 11, 2010 by and among PREIT Associates, L.P. and PREIT-RUBIN, Inc., PR Gallery I Limited Partnership and Keystone Philadelphia Properties, L.P., Pennsylvania Real Estate Investment Trust, and the financial institutions party thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K/A dated March 24, 2010, is incorporated herein by reference.

10.4	Amended and Restated Guaranty dated as of March 11, 2010 in favor of Wells Fargo Bank, National Association, executed by PREIT and certain of its direct and indirect subsidiaries, filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated March 24, 2010, is incorporated herein by reference.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: April 29, 2010
	By:	/S/ RONALD RUBIN
Ronald Rubin
Chief Executive Officer

	By:	/S/ ROBERT F. MCCADDEN
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/S/ JONATHEN BELL
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)