Form 10-Q
period 2010-06-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2010-08-06
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at July 27, 2010: 55,317,892

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	June 30, 2010	December 31, 2009
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,523,664	$3,459,745
Construction in progress	161,996	215,231
Land held for development	9,337	9,337

Total investments in real estate	3,694,997	3,684,313
Accumulated depreciation	(690,489)	(623,309)

Net investments in real estate	3,004,508	3,061,004

INVESTMENTS IN PARTNERSHIPS, at equity:	29,528	32,694
OTHER ASSETS:
Cash and cash equivalents	29,250	74,243
Tenant and other receivables (net of allowance for doubtful accounts of $21,163 and $19,981 at June 30, 2010 and December 31, 2009, respectively)	35,169	55,303
Intangible assets (net of accumulated amortization of $212,364 and $198,984 at June 30, 2010 and December 31, 2009, respectively)	25,598	38,978
Deferred costs and other assets	91,498	84,358

Total assets	$3,215,551	$3,346,580

LIABILITIES:
Mortgage notes payable (including debt premium of $2,157 and $2,744 at June 30, 2010 and December 31, 2009, respectively)	$1,798,287	$1,777,121
Exchangeable notes (net of debt discount of $3,749 and $4,664 at June 30, 2010 and December 31, 2009, respectively)	133,151	132,236
Term loans	413,500	170,000
Revolving Facility	—	486,000
Tenants’ deposits and deferred rent	13,827	13,170
Distributions in excess of partnership investments	44,199	48,771
Accrued construction costs	3,086	11,778
Fair value of derivative instruments	27,252	14,610
Accrued expenses and other liabilities	53,392	58,090

Total liabilities	2,486,694	2,711,776
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 55,317,932 shares at June 30, 2010 and 44,615,647 shares at December 31, 2009	55,318	44,616
Capital contributed in excess of par	1,034,998	881,735
Accumulated other comprehensive loss	(41,491)	(30,016)
Distributions in excess of net income	(372,960)	(317,682)

Total equity—PREIT	675,865	578,653
Noncontrolling interest	52,992	56,151

Total equity	728,857	634,804

Total liabilities and equity	$3,215,551	$3,346,580

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2010	2009	2010	2009
REVENUE:
Base rent	$73,631	$73,105	$148,085	$145,121
Expense reimbursements	32,709	33,684	67,521	67,859
Percentage rent	641	626	1,525	1,461
Lease termination revenue	373	938	2,181	1,336
Other real estate revenue	3,501	3,463	6,466	6,715
Interest and other income	598	528	1,326	1,230

Total revenue	111,453	112,344	227,104	223,722
EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,511)	(33,563)	(72,813)	(68,179)
Utilities	(6,166)	(5,913)	(12,469)	(11,797)
Other operating expenses	(6,373)	(6,694)	(12,195)	(12,460)

Total operating expenses	(48,050)	(46,170)	(97,477)	(92,436)
Depreciation and amortization	(41,598)	(41,085)	(83,605)	(80,086)
Other expenses:
General and administrative expenses	(9,617)	(9,498)	(19,303)	(18,853)
Impairment of assets	—	(70)	—	(70)
Abandoned project costs, income taxes and other expenses	(161)	(80)	(455)	(399)

Total other expenses	(9,778)	(9,648)	(19,758)	(19,322)
Interest expense, net	(38,625)	(33,249)	(73,456)	(65,758)
Gain on extinguishment of debt	—	8,532	—	9,804

Total expenses	(138,051)	(121,620)	(274,296)	(247,798)
Loss before equity in income of partnerships, gains on sales of real estate, and discontinued operations	(26,598)	(9,276)	(47,192)	(24,076)
Equity in income of partnerships	2,948	2,659	5,038	5,177
Gain on sales of real estate	—	1,654	—	1,654

Loss from continuing operations	(23,650)	(4,963)	(42,154)	(17,245)

Income from discontinued operations	—	745	—	1,504

Net loss	(23,650)	(4,218)	(42,154)	(15,741)
Less: net loss attributed to noncontrolling interest	964	197	1,842	738

Net loss attributable to PREIT	$(22,686)	$(4,021)	$(40,312)	$(15,003)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)

Earnings Per Share

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars, except per share amounts)	2010	2009	2010	2009

Loss from continuing operations	$(23,650)	$(4,963)	$(42,154)	$(17,245)
Noncontrolling interest in continuing operations	964	185	1,842	695
Dividends on unvested restricted shares	(168)	(378)	(266)	(473)

Loss from continuing operations used to calculate earnings per share - basic and diluted	$(22,854)	$(5,156)	$(40,578)	$(17,023)

Income from discontinued operations	$—	$745	$—	$1,504
Noncontrolling interest in discontinued operations	—	12	—	43

Income from discontinued operations used to calculate earnings per share - basic and diluted	$—	$757	$—	$1,547

Basic (loss) income per share
Loss from continuing operations	$(0.45)	$(0.13)	$(0.86)	$(0.44)
Income from discontinued operations	—	0.02	—	0.04

	$(0.45)	$(0.11)	$(0.86)	$(0.40)

Diluted (loss) income per share
Loss from continuing operations	$(0.45)	$(0.13)	$(0.86)	$(0.44)
Income from discontinued operations	—	0.02	—	0.04

	$(0.45)	$(0.11)	$(0.86)	$(0.40)

(in thousands of shares)
Weighted average shares outstanding – basic	50,317	39,197	47,013	39,101
Effect of common share equivalents (1)	—	—	—	—

Weighted average shares outstanding – diluted	50,317	39,197	47,013	39,101

(1)

For the three and six months ended June 30, 2010 and June 30, 2009, respectively, the Company had net losses from continuing operations. Therefore, the effect of common share equivalents of 587 and 0 for the three months ended June 30, 2010 and June 30, 2009, respectively, and 349 and 0 for the six months ended June 30, 2010 and June 30, 2009, respectively, are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

Six months ended

June 30, 2010

(Unaudited)

			PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2010	$634,804	$—	$44,616	$881,735	$(30,016)	$(317,682)	$56,151
Comprehensive income (loss):
Net loss	(42,154)	(42,154)			—	(40,312)	(1,842)
Unrealized loss on derivatives	(12,642)	(12,642)			(12,096)	—	(546)
Other comprehensive income	650	650			621	—	29

Total comprehensive loss	(54,146)	$(54,146)					(2,359)

Shares issued in 2010 equity offering, net of expenses	160,716		10,350	150,366	—	—	—
Shares issued under distribution reinvestment and share purchase plan	224		19	205	—	—	—
Shares issued under employee share purchase plan	247		20	227	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,025)		313	(1,338)	—	—	—
Amortization of deferred compensation	3,803		—	3,803	—	—	—
Distributions paid to common shareholders ($0.30 per share)	(14,966)		—	—	—	(14,966)	—
Distributions paid to noncontrolling interests:
Distributions to Operating Partnership unitholders ($0.30 per unit)	(695)		—	—	—	—	(695)
Other distributions to noncontrolling interest, net	(105)		—	—	—	—	(105)

Balance June 30, 2010	$728,857		$55,318	$1,034,998	$(41,491)	$(372,960)	$52,992

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands of dollars)	2010	2009
Cash flows from operating activities:
Net loss	$(42,154)	$(15,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	67,867	64,178
Amortization	21,695	20,033
Straight-line rent adjustments	(929)	(753)
Provision for doubtful accounts	3,190	3,414
Amortization of deferred compensation	3,803	3,855
Gain on sales of real estate	—	(1,654)
Gain on extinguishment of debt	—	(9,804)
Change in assets and liabilities:
Net change in other assets	11,500	14,431
Net change in other liabilities	(2,921)	(1,124)

Net cash provided by operating activities	62,051	76,835

Cash flows from investing activities:
Decrease in note receivable from tenant	10,000	—
Additions to construction in progress	(12,943)	(95,243)
Investments in real estate improvements	(7,178)	(10,641)
Additions to leasehold improvements	(142)	(144)
Investments in partnerships	(6,179)	(724)
Capitalized leasing costs	(2,141)	(2,150)
Cash proceeds from sales of real estate investments	—	5,403
Increase in cash escrows	(1,380)	(645)
Cash distributions from partnerships in excess of equity in income	4,893	458

Net cash used in investing activities	(15,070)	(103,686)

Cash flows from financing activities:
Net proceeds from 2010 Term Loan and Revolving Facility	590,000	—
Shares of beneficial interest issued	161,188	354
Net (repayment of) borrowing from 2003 Credit Facility	(486,000)	45,000
Repayment of senior unsecured 2008 Term Loan	(170,000)	—
Paydown of 2010 Term Loan	(106,500)	—
Net repayment of Revolving Facility	(70,000)	—
Proceeds from mortgage loans	32,500	48,686
Repayment of mortgage loans	(750)	(18,058)
Principal installments on mortgage loans	(9,998)	(8,221)
Repurchase of exchangeable notes	—	(693)
Payment of deferred financing costs	(15,727)	(1,319)
Dividends paid to common shareholders	(14,966)	(17,680)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(695)	(941)
Shares of beneficial interest repurchased, other	(1,026)	(113)

Net cash (used in) provided by financing activities	(91,974)	47,015

Net change in cash and cash equivalents	(44,993)	20,164
Cash and cash equivalents, beginning of period	74,243	9,786

Cash and cash equivalents, end of period	$29,250	$29,950

See accompanying notes to the unaudited consolidated financial statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of June 30, 2010, the Company’s portfolio consisted of a total of 54 properties in 13 states, including 38 shopping malls, 13 strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of June 30, 2010, the Company held a 96.0% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

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

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”) for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis, in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately. In the event of the redemption of all of the outstanding OP Units held by limited partners for cash, the total amount that would have been distributed as of June 30, 2010 would have been $28.5 million in cash or the equivalent value of shares of PREIT, which is calculated using the Company’s June 30, 2010 closing share price on the New York Stock Exchange of $12.22 multiplied by the number of outstanding OP Units held by limited partners.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

In instances where the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company utilizes the fair value hierarchy in its accounting for derivatives (Level 2), financial instruments (Level 3) and in its impairment reviews of real estate assets (Level 3) and goodwill (Level 3).

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

Variable Interest Entities

On January 1, 2010, the Company adopted new accounting requirements relating to variable interest entities. These new accounting requirements amend the existing accounting guidance: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest; d) to amend certain guidance for determining whether an entity is a variable interest entity; e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration; and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these new accounting requirements did not have any effect on the Company’s consolidated financial statements.

3. REAL ESTATE ACTIVITIES

Investments in real estate as of June 30, 2010 and December 31, 2009 were comprised of the following:

(in thousands of dollars)	As of June 30, 2010	As of December 31, 2009
Buildings, improvements and construction in progress	$3,143,598	$3,129,354
Land, including land held for development	551,399	554,959

Total investments in real estate	3,694,997	3,684,313
Accumulated depreciation	(690,489)	(623,309)

Net investments in real estate	$3,004,508	$3,061,004

Capitalization of Costs

Costs incurred in development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. Capitalized costs, as well as tenant inducement amounts and internal and external commissions, are recorded in construction in progress. The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects.

The Company capitalizes payments made to obtain options to acquire real property. Other related costs that are incurred before acquisition that are expected to have ongoing value to the project are capitalized if the acquisition of the property is probable. Capitalized pre-acquisition costs are charged to expense when it is probable that the property will not be acquired.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

The Company capitalizes salaries, commissions and benefits related to time spent by leasing and legal department personnel involved in originating leases with third-party tenants.

The following table summarizes the Company’s capitalized salaries, commissions and benefits, real estate taxes and interest for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2010	2009	2010	2009
Development/Redevelopment Activities:
Salaries and benefits	$211	$623	$616	$1,376
Real estate taxes	2	65	331	844
Interest	943	1,466	1,478	3,258
Leasing Activities:
Salaries, commissions and benefits	1,256	1,051	2,141	2,150

Discontinued Operations

The Company has presented as discontinued operations the operating results of Crest Plaza and Northeast Tower Center, which were operating properties that were sold in 2009. There were no discontinued operations in the three and six months ended June 30, 2010.

The following table summarizes revenue and expense information for the Company’s discontinued operations:

	Three months ended June 30,	Six months ended June 30,
(in thousands of dollars)	2009	2009
Real estate revenue	$1,494	$3,028
Expenses:
Operating expenses	(354)	(735)
Depreciation and amortization	(395)	(789)

Total expenses	(749)	(1,524)

Income from discontinued operations	$745	$1,504

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

4. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of June 30, 2010 and December 31, 2009:

(in thousands of dollars)	As of June 30, 2010	As of December 31, 2009
ASSETS:
Investments in real estate, at cost:
Retail properties	$398,871	$393,197
Construction in progress	2,564	3,602

Total investments in real estate	401,435	396,799
Accumulated depreciation	(124,449)	(116,313)

Net investments in real estate	276,986	280,486
Cash and cash equivalents	7,846	5,856
Deferred costs and other assets, net	22,047	21,254

Total assets	306,879	307,596

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage notes payable	361,256	365,565
Other liabilities	12,572	13,858

Total liabilities	373,828	379,423

Net deficit	(66,949)	(71,827)
Partners’ share	(34,875)	(37,382)

Company’s share	(32,074)	(34,445)
Excess investment (1)	13,127	13,733
Advances	4,276	4,635

Net investments and advances	$(14,671)	$(16,077)

Investment in partnerships, at equity	$29,528	$32,694
Distributions in excess of partnership investments	(44,199)	(48,771)

Net investments and advances	$(14,671)	$(16,077)

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

The following table summarizes the operating results of the unconsolidated partnerships and the Company’s share of equity in income of partnerships for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2010	2009	2010	2009
Real estate revenue	$19,596	$18,524	$37,748	$37,190
Expenses:
Operating expenses	(5,815)	(5,759)	(12,057)	(11,713)
Interest expense	(3,759)	(3,556)	(6,943)	(7,124)
Depreciation and amortization	(4,111)	(3,839)	(7,936)	(7,740)

Total expenses	(13,685)	(13,154)	(26,936)	(26,577)

Net income	5,911	5,370	10,812	10,613
Less: Partners’ share	(2,942)	(2,671)	(5,379)	(5,281)

Company’s share	2,969	2,699	5,433	5,332
Amortization of excess investment	(21)	(40)	(395)	(155)

Equity in income of partnerships	$2,948	$2,659	$5,038	$5,177

Mortgage Loan Activity

In January 2010, the unconsolidated partnership that owns Springfield Park in Springfield, Pennsylvania repaid a mortgage loan with a balance of $2.8 million. The Company’s share of the mortgage loan payment was $1.4 million. The Company owns a 50% interest in this partnership.

In April 2010, the unconsolidated partnerships that own Springfield Park and Springfield East, in Springfield, Pennsylvania, entered into a $10.0 million mortgage loan that is secured by Springfield Park and Springfield East. The Company owns a 50% interest in both entities. The mortgage loan has an initial term of five years and can be extended for an additional five-year term under prescribed conditions. The loan bears interest at LIBOR plus 2.80%, and has been swapped to a fixed rate of 5.39%.

In June 2010, the unconsolidated partnership that owns Lehigh Valley Mall in Allentown, Pennsylvania entered into a $140.0 million mortgage loan that is secured by Lehigh Valley Mall. The Company owns a 50% interest in the unconsolidated partnership. The mortgage loan has a term of 10 years and bears interest at a fixed rate of 5.88%. In connection with the new mortgage loan financing, the unconsolidated partnership repaid the previous $150.0 million mortgage loan on Lehigh Valley Mall using proceeds from the new mortgage loan and available working capital.

Impairment of Investments in Unconsolidated Subsidiaries

An other than temporary impairment of an investment in an unconsolidated subsidiary is recognized when the carrying value of the investment is not considered recoverable based on an evaluation of the severity and duration of the decline in value. To the extent impairment has occurred, the excess carrying value of the asset over its estimated fair value is charged to income.

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

June 30, 2010

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

The Company has entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

The obligations under Term Loan A are secured by first priority mortgages on 20 of the Company’s properties and a second lien on one property, and the obligations under Term Loan B are secured by first priority leasehold mortgages on the properties ground leased by GLP and KPP (the “Gallery Properties”). The foregoing properties constitute substantially all of the Company’s previously unencumbered retail properties.

PREIT and certain of its subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

The aggregate amount of the lender Revolving Commitments and 2010 Term Loan under the 2010 Credit Facility was required to be reduced by $33.0 million by March 11, 2011, by a cumulative total of $66.0 million by March 11, 2012 and by a cumulative total of $100.0 million by March 11, 2013 (if the Company exercises its right to extend the Termination Date), including all payments (except payments pertaining to the Release Price of a Collateral Property) resulting in permanent reduction of the aggregate amount of the Revolving Commitments and 2010 Term Loan. The Company used $160.7 million of the proceeds from its May 2010 equity offering to repay borrowings under the 2010 Credit Facility, satisfying all three of these requirements, and no mandatory paydown provisions remain in effect.

As of June 30, 2010, there were no amounts outstanding under the Revolving Facility. The Company had pledged $1.5 million under the Revolving Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to the Company was $148.5 million as of June 30, 2010. The weighted average effective interest rate based on amounts borrowed under the Revolving Facility from March 11, 2010 to June 30, 2010 was 7.56%. The interest rate that would have applied to any outstanding Revolving Facility borrowings as of June 30, 2010 was LIBOR plus 4.90%.

As of June 30, 2010, $413.5 million was outstanding under the 2010 Term Loan. The weighted average effective interest rate based on amounts borrowed on the 2010 Term Loan was 6.28% from March 11, 2010 to June 30, 2010. The weighted average interest rate on the 2010 Term Loan borrowings as of June 30, 2010 was 5.55%.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that the Company maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. The Company is required to maintain its status as a REIT at all times. As of June 30, 2010 the Company was in compliance with all of these covenants.

Exchangeable Notes

As of June 30, 2010 and December 31, 2009, $136.9 million and $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes (the”Exchangeable Notes”) (excluding debt discount of $3.7 million and $4.7 million) remained outstanding, respectively.

Interest expense related to the Exchangeable Notes was $1.4 million and $2.4 million (excluding the non-cash amortization of debt discount of $0.5 million and $0.7 million and the non-cash amortization of deferred financing fees of $0.2 million and $0.3 million) for the three months ended June 30, 2010 and 2009, respectively. Interest expense related to the Exchangeable Notes was $2.7 million and $4.8 million (excluding the non-cash amortization of debt discount of $0.9 million and $1.5 million and the non-cash amortization of deferred financing fees of $0.3 million and $0.6 million) for the six months ended June 30, 2010 and 2009, respectively. The Exchangeable Notes have an effective interest rate of 5.81%.

Mortgage Loan Activity

The following table presents the mortgage loans that the Company has entered into or under which it has borrowed additional amounts beginning January 1, 2010:

Financing Date	Property	Amount Financed (in millions of dollars):	Stated Rate	Hedged Rate	Debt Maturity
January	New River Valley Mall(1)(2)	$30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	N/A	June 2014
July	Valley View Mall(4)	32.0	5.95% fixed	N/A	June 2020

(1)	Interest only.
(2)	The mortgage loan has a three-year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%.
(3)

The mortgage loan agreement initially entered into in June 2009 provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. The Company took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010.

(4)	In connection with the mortgage loan financing, the Company repaid a $33.8 million mortgage loan on Valley View Mall using proceeds from the new mortgage loan and available working capital.

In March 2010, the Company exercised the first of three one-year extension options on the mortgage loan on Creekview Center in Warrington, Pennsylvania. The mortgage loan had a balance of $19.4 million as of June 30, 2010.

In April 2010, the Company exercised a six-month extension option on the construction loan on Pitney Road Plaza in Lancaster, Pennsylvania. The construction loan had a balance of $4.5 million as of June 30, 2010.

In July 2010, the Company made a principal payment of $0.7 million and exercised the second of two one-year extension options on the mortgage loan on the One Cherry Hill office building in Cherry Hill, New Jersey. The mortgage loan had a balance of $5.6 million as of June 30, 2010 and $4.9 million after the July 2010 repayment.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates and by reviewing recent market transactions or credit spreads consistent with the maturity of a debt obligation with similar credit features. Credit spreads take into consideration general market conditions and maturity.

The carrying value (including debt premium of $2.2 million and $2.7 million as of June 30, 2010 and December 31, 2009, respectively) and estimated fair values of mortgage loans based on interest rates and market conditions at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans	$1,798.3 million	$1,652.7 million	$1,777.1 million	$1,549.6 million

The mortgage loans contain various affirmative and negative covenants customarily found in loans of that type. As of June 30, 2010, the Company was in compliance with all of these covenants.

6. EQUITY OFFERING

In May 2010, the Company issued 10,350,000 common shares in a public offering at $16.25 per share. The Company received net proceeds from the offering of approximately $160.7 million after deducting payment of the underwriting discount of $0.69 per share and offering expenses. The Company used the net proceeds from this offering to repay borrowings under its 2010 Credit Facility. Specifically, the Company used $106.5 million of the net proceeds to repay a portion of the 2010 Term Loan under the 2010 Credit Facility and $54.2 million to repay a portion of the outstanding borrowings under the Revolving Facility under the 2010 Credit Facility. As a result of this transaction, the Company satisfied the requirement contained in the 2010 Credit Facility to reduce the aggregate amount of the lender Revolving Commitments and 2010 Term Loan by $100.0 million over the term of the 2010 Credit Facility.

7. CASH FLOW INFORMATION

Cash paid for interest was $65.8 million (net of capitalized interest of $1.5 million) and $61.6 million (net of capitalized interest of $3.3 million) for the six months ended June 30, 2010 and 2009, respectively.

Non cash transaction

In connection with the $106.5 million paydown of the 2010 Term Loan in May 2010, the Company recorded accelerated amortization expense associated with deferred financing costs in the amount of $2.3 million.

8. COMMITMENTS AND CONTINGENCIES

Redevelopment Activities and Capital Improvements

In connection with its redevelopment projects and capital improvements at certain other properties, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2010, the remainder to be paid (excluding amounts already accrued) against such contractual and other commitments was $2.1 million, which is expected to be financed through the Revolving Facility or through various other capital sources.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Environmental

The Company is aware of certain environmental matters at some of its properties, including ground water contamination and the presence of asbestos containing materials. The Company has, in the past, performed remediation of such environmental matters, and is not aware of any significant remaining potential liability relating to these environmental matters. The Company may be required in the future to perform testing relating to these or other environmental matters. The Company does not expect these matters to have any significant impact on its liquidity or results of operations, however, the Company can provide no assurance that the amounts reserved will be adequate to cover further environmental costs. The Company has insurance coverage for certain environmental claims up to $10.0 million per occurrence and up to $20.0 million in the aggregate.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps and caps as part of its interest rate risk management strategy. The Company’s outstanding derivatives have been designated under accounting requirements as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. To the extent these instruments are ineffective as cash flow hedges, changes in the fair value of these instruments are recorded in “Interest expense, net.” The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets. The Company’s derivative assets and liabilities are recorded in “Fair value of derivative instruments.”

During the three and six months ended June 30, 2010, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. During the three and six months ended June 30, 2010, the Company recorded no amounts associated with hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $15.2 million would be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of June 30, 2010, the Company had entered into 11 interest rate swap agreements and one interest rate cap agreement that have a weighted average interest rate of 2.41% (excluding the spread on the related debt) on a notional amount of $732.6 million maturing on various dates through November 2013. Five interest rate swap agreements that were outstanding as of December 31, 2009 were settled in the six months ended June 30, 2010.

As of June 30, 2010, the Company had entered into two forward-starting interest rate swap agreements that have a weighted average interest rate of 2.37% on a notional amount of $200.0 million maturing on various dates through March 2013.

The Company entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the Company’s 2010 Credit Facility and issuances of variable interest rate long-term debt. The Company assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on June 30, 2010 and considered these swap agreements and cap agreement to be highly effective cash flow hedges. The Company’s interest rate swap agreements and cap agreement will be settled in cash.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

The following table summarizes the terms and estimated fair values of the Company’s interest rate swap, cap and forward starting swap derivative instruments at June 30, 2010 and December 31, 2009. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

Notional Value	Fair Value at June 30, 2010(1)	Fair Value at December 31, 2009(1)	Balance Sheet Location	Interest Rate(2)	Effective Date	Maturity Date
Interest Rate Swaps
$25.0 million	N/A	$ (0.2) million	Fair value of derivative instruments	2.86%		March 20, 2010
75.0 million	N/A	(0.4) million	Fair value of derivative instruments	2.83%		March 20, 2010
30.0 million	N/A	(0.2) million	Fair value of derivative instruments	2.79%		March 20, 2010
40.0 million	N/A	(0.2) million	Fair value of derivative instruments	2.65%		March 22, 2010
20.0 million	N/A	(0.2) million	Fair value of derivative instruments	3.41%		June 1, 2010
200.0 million	$ (0.1) million	N/A	Fair value of derivative instruments	0.61%		April 1, 2011
45.0 million	(1.5) million	(1.9) million	Fair value of derivative instruments	4.02%		June 19, 2011
54.0 million	(1.8) million	(2.2) million	Fair value of derivative instruments	3.84%		July 25, 2011
25.0 million	(0.5) million	N/A	Fair value of derivative instruments	1.83%		December 31, 2012
60.0 million	(1.0) million	N/A	Fair value of derivative instruments	1.74%		March 11, 2013
40.0 million	(0.7) million	N/A	Fair value of derivative instruments	1.82%		March 11, 2013
65.0 million	(4.4) million	(2.5) million	Fair value of derivative instruments	3.60%		September 9, 2013
68.0 million	(4.7) million	(2.8) million	Fair value of derivative instruments	3.69%		September 9, 2013
56.3 million	(4.0) million	(2.4) million	Fair value of derivative instruments	3.73%		September 9, 2013
55.0 million	(2.6) million	(0.9) million	Fair value of derivative instruments	2.90%		November 29, 2013
48.0 million	(2.3) million	(0.7) million	Fair value of derivative instruments	2.90%		November 29, 2013
Interest Rate Cap
16.3 million	(0.1) million	N/A	Fair value of derivative instruments	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps
200.0 million	(1.6) million	N/A	Fair value of derivative instruments	1.78%	April 1, 2011	April 2, 2012
200.0 million	(2.0) million	N/A	Fair value of derivative instruments	2.96%	April 2, 2012	March 11, 2013

	$(27.3) million	$(14.6) million

(1)

As of June 30, 2010 and December 31, 2009, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2010 and December 31, 2009, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations as of June 30, 2010 and 2009.

	Three months ended		Six months ended		Statement of Operations location
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Derivatives in cash flow hedging relationships
Interest Rate Products
(Loss) gain recognized in Other Comprehensive Income on derivatives	$(13.3) million	$3.3 million	$(21.1) million	$5.4 million	N/A
Gain reclassified from accumulated Other Comprehensive Income (loss) into income (effective portion)	$4.3 million	$4.6 million	$9.1 million	$8.9 million	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—	Interest expense

Credit-Risk-Related Contingent Features

The Company has agreements with some of its derivative counterparties that contain a provision pursuant to which, if the entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 30, 2010, the Company was not in default on any of its derivative obligations.

The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company’s loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of June 30, 2010, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk, was $27.3 million. As of June 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2010, it would have been required to settle its obligations under the agreements at their termination value (including accrued interest) of $31.0 million. The Company has not breached any of the provisions as of June 30, 2010.

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 54 properties in 13 states, including 38 shopping malls, 13 strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.” As of June 30, 2010, the Philadelphia metropolitan area represented approximately 33% of our gross leasable area; other properties in Pennsylvania, Delaware and New Jersey accounted for approximately 38% of our gross leasable area; properties in Maryland and Virginia accounted for approximately 10% of our gross leasable area; and properties in other locations represented the remaining approximately 19% of our gross leasable area. The operating retail properties have a total of approximately 34.7 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 30.1 million square feet, of which we own approximately 23.9 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.6 million square feet, of which 2.9 million square feet are owned by such partnerships.

Our primary business is owning and operating shopping malls and strip and power centers. Our current strategic initiatives include maintaining a leading position in the Philadelphia metropolitan area, promoting our mall locations as retail hubs in their trade areas, optimizing our portfolio by selling non-core assets as market conditions permit, and reducing our leverage through a variety of means available to us, subject to the terms of the 2010 Credit Facility, as further described below.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of June 30, 2010, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 51 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

•

Except for two properties that we co-manage with our partner, all of the other entities are managed on a day-to-day basis by one of our partners as the managing general partner in each of the respective partnerships. In the case of the co-managed properties, all decisions in the ordinary course of business are made jointly.

•	The managing general partner of each partnership is responsible for establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

•	All major decisions of each partnership, such as the sale, refinancing, expansion or rehabilitation of the property, require the approval of all partners.

•	Voting rights and the sharing of profits and losses are generally in proportion to the ownership percentages of each partner.

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

Our net loss increased by $26.4 million to a net loss of $42.2 million for the six months ended June 30, 2010 from a net loss of $15.7 million for the six months ended June 30, 2009. The increase in the loss was affected by increased operating expenses and interest expense, as well as gains on extinguishment of debt and gains from the sales of real estate and discontinued operations that occurred during the six months ended June 30, 2009 that did not recur in the six months ended June 30, 2010.

Current Economic Downturn and Challenging Capital Market Conditions

The downturn in the overall economy and the disruptions in the financial markets have reduced consumer confidence and negatively affected employment and consumer spending on retail goods. As a result, the sales performance of retailers in general and sales at our properties in particular have decreased from peak levels. We have also experienced delays or deferred decisions regarding the openings of new retail stores and of lease renewals. We have modified and continue to modify our plans and actions to take into account the difficult current environment.

In addition, credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially affected liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the limited availability or unavailability of certain types of debt financing.

Development and Redevelopment

We have reached the last phase in our current redevelopment program. Over the past five years, we have invested approximately $1.0 billion in our portfolio. The current estimated project cost of Voorhees Town Center, our only remaining redevelopment property, is $83.0 million, and the amount invested as of June 30, 2010 was $68.8 million. Our projected share of estimated project costs is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives. We may spend additional amounts at our completed redevelopment properties for tenant allowances, leasehold improvements and other costs.

We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of June 30, 2010, we had incurred $78.1 million of costs related to these three projects. The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or restricted by the covenants contained in our 2010 Credit Facility, which limit our involvement in such projects.

The following table sets forth the amounts invested as of June 30, 2010 in each development project:

Development Project	Invested as of June 30, 2010
White Clay Point (1)	$43.6 million
Springhills (2)	33.8 million
Pavilion at Market East(3)	0.7 million

$78.1 million

(1)

Amount invested as of June 30, 2010 does not reflect an $11.8 million impairment charge that we recorded in December 2008. See the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of this charge.

(2)

Amount invested as of June 30, 2010 does not reflect an $11.5 million impairment charge that we recorded in December 2009. See the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of this charge.

(3)	The property is unconsolidated. The amount shown represents our share.

In connection with our redevelopment projects and capital improvements at certain other properties, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of June 30, 2010, the unaccrued remainder to be paid against these contractual and other commitments was $2.1 million, which is expected to be financed through our Revolving Facility or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $21.8 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 4 to the unaudited consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for nine properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million for each of the three months ended June 30, 2010 and 2009, respectively, and $0.4 million for each of the six months ended June 30, 2010 and 2009, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $0.4 million for each of the three months ended June 30, 2010 and 2009, respectively, and $0.8 million for each of the six months ended June 30, 2010 and 2009, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

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

For additional information regarding our Critical Accounting Policies, please refer to the caption “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Overview

Our net loss for the three months ended June 30, 2010 increased to $23.7 million, a $19.5 million increase from the $4.2 million net loss for the three months ended June 30, 2009. Our net loss increased by $26.4 million to a net loss of $42.2 million for the six months ended June 30, 2010 from a net loss of $15.7 million for the six months ended June 30, 2009. The increase in the loss was affected by increased operating expenses and interest expense, as well as gains on extinguishment of debt and gains from the sales of real estate and discontinued operations that occurred during the three and six months ended June 30, 2009 that did not recur in the three or six months ended June 30, 2010.

The table below sets forth certain occupancy statistics as of June 30, 2010 and 2009:

	Occupancy as of June 30,
	Consolidated		Partnership(1)
	2010	2009	2010	2009
Retail portfolio weighted average:
Total excluding anchors	84.0%	83.8%	92.8%	87.4%
Total including anchors	89.4%	88.5%	94.6%	90.8%
Enclosed malls weighted average:
Total excluding anchors	83.0%	83.3%	91.6%	89.9%
Total including anchors	88.8%	88.1%	93.4%	92.0%
Strip and power centers weighted average	96.9%	93.1%	95.3%	90.1%

(1)	Owned by partnerships in which we own a 50% interest.

The following information sets forth our results of operations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		% Change 2009 to 2010	Six months ended June 30,		% Change 2009 to 2010
(in thousands of dollars)	2010	2009		2010	2009
Revenue	$111,453	$112,344	(1%)	$227,104	$223,722	2%
Operating expenses	(48,050)	(46,170)	4%	(97,477)	(92,436)	5%
Depreciation and amortization	(41,598)	(41,085)	1%	(83,605)	(80,086)	4%
General and administrative expenses, impairment of assets, abandoned project costs, income taxes and other	(9,778)	(9,648)	1%	(19,758)	(19,322)	2%
Interest expense, net	(38,625)	(33,249)	16%	(73,456)	(65,758)	12%
Gain on extinguishment of debt	—	8,532	(100%)	—	9,804	(100%)
Gain on sales of real estate	—	1,654	(100%)	—	1,654	(100%)
Equity in income of partnerships	2,948	2,659	11%	5,038	5,177	(3%)
Income from discontinued operations	—	745	(100%)	—	1,504	(100%)

Net loss	$(23,650)	$(4,218)	461%	$(42,154)	$(15,741)	168%

The operating results for our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Revenue

Revenue decreased by $0.9 million, or 1%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Real estate revenue from properties that were owned for the entire period from April 1, 2009 to June 30, 2010 (“Second Quarter Same Store Properties”) decreased by $1.2 million, primarily due to decreases of $1.0 million in expense reimbursements and $0.5 million in lease terminations. These decreases were partially offset by an increase of $0.3 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent. These changes in real estate revenue are explained below in further detail. Real estate revenue also increased by $0.2 million from one property under development during 2009 that was placed in service in 2010.

Base rent for the Second Quarter Same Store Properties increased by $0.3 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Base rent at three of our recently completed redevelopment projects increased by an aggregate of $1.9 million due to increased occupancy from newly opened tenants. Partially offsetting this increase, base rent decreased by $1.1 million because of increased vacancy and leases that were converted to percentage rent in lieu of base rent. Base rent was also affected by a $0.5 million decrease in above/below market lease amortization from the prior year, when $0.6 million was recognized as revenue in connection with leases that were terminated prior to their expiration.

Expense reimbursements decreased by $1.0 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses than in prior periods. In addition to being affected by store closings, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent. We are also experiencing rental concessions made to tenants experiencing financial difficulties, as well as other rental concessions driven by conditions in the economy.

Lease terminations decreased by $0.5 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to $0.5 million received from one tenant during the three months ended June 30, 2009.

Revenue increased by $3.4 million, or 2%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Real estate revenue from properties that were owned for the entire period from January 1, 2009 to June 30, 2010 (“Six Month Same Store Properties”) increased by $2.8 million, primarily due to increases of $2.5 million in base rent, a $0.8 million increase in lease terminations and a $0.1 million increase in percentage rent. This increase was partially offset by decreases of $0.4 million in expense reimbursements and $0.2 million in other revenue. Real estate revenue increased $0.5 million from one property under development during 2009 that was placed in service in 2010.

Base rent for the Six Month Same Store Properties increased by $2.5 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Base rent at three of our recently completed redevelopment projects increased by an aggregate of $4.5 million due to increased occupancy from newly opened tenants. Partially offsetting this increase, base rent decreased by $1.5 million because of increased vacancy and leases that were converted to percentage rent in lieu of base rent. Base rent was also affected by a $0.5 million decrease in above/below market lease amortization from the prior year, when $0.6 million was recognized as revenue in connection with leases that were terminated prior to their expiration.

Lease terminations increased by $0.8 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to $1.0 million received from one tenant during the three months ended March 31, 2010.

Expense reimbursements decreased by $0.4 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the factors noted above for the three month period.

Operating Expenses

Operating expenses increased by $1.9 million, or 4%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Operating expenses from Second Quarter Same Store Properties increased by $1.8 million, primarily due to a $1.1 million increase in common area maintenance expense, a $0.8 million increase in real estate taxes and a $0.2 million increase in utility expense. These increases were partially offset by a $0.3 million decrease in other operating expenses. Operating expenses increased by $0.1 million from one property under development during 2009 that was placed in service in 2010.

Common area maintenance expenses increased by $1.1 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to increases of $0.4 million in common area utility expense, $0.2 million in housekeeping expense, $0.2 million in loss prevention expense and $0.2 million in common area administrative expense. The increase in common area utilities included a $0.2 million increase related to the Commonwealth of Pennsylvania lease at The Gallery at Market East that commenced in August 2009. The increases in housekeeping expense and loss prevention expense were due primarily to stipulated annual contractual increases. Real estate tax expense increased by $0.8 million, primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties. Non common area utility expense increased by $0.2 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, including a $0.2 million increase at four of our Pennsylvania properties, where electricity rate caps expired on January 1, 2010.

Other operating expenses decreased by $0.3 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, including a $0.4 million decrease in bad debt expense, partially offset by a $0.1 million increase non reimbursable repairs and maintenance expense. Bad debt expense was affected by one tenant bankruptcy with associated bad debt expense of $0.1 million during the three months ended June 30, 2010, compared to four tenant bankruptcies and associated bad debt expense of $0.5 million during the three months ended June 30, 2009.

Operating expenses increased by $5.0 million, or 5%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Operating expenses from Six Month Same Store Properties increased by $4.9 million, primarily due to a $3.2 million increase in common area maintenance expense, a $1.3 million increase in real estate taxes and a $0.7 million increase in utility expense. These increases were partially offset by a $0.3 million decrease in other operating expenses. Operating expenses increased by $0.1 million from one property under development during 2009 that was placed in service in 2010.

Common area maintenance expenses increased by $3.2 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increases of $1.3 million in snow removal expense, $0.7 million in common area utility expense, $0.4 million in housekeeping expense, $0.4 million in loss prevention expense and $0.2 million in common area administrative expense. Snow removal expenses at our properties located in Pennsylvania and New Jersey increased as a result of two significant snowstorms that affected the Mid-Atlantic states in February 2010. The increase in common area utilities included a $0.3 million increase related to the Commonwealth of Pennsylvania lease at The Gallery at Market East that commenced in August 2009. The increases in housekeeping expense and loss prevention expense were due primarily to stipulated annual contractual increases. Real estate tax expense increased by $1.3 million, primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties. Non common area utility expense increased by $0.7 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, including a $0.6 million increase at four of our Pennsylvania properties, where electricity rate caps expired on January 1, 2010.

Other operating expenses decreased by $0.3 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, including a $0.3 million decrease in bad debt expense and a $0.3 million decrease in marketing expense. These decreases were partially offset by increases of $0.1 million in non reimbursable repairs and maintenance expense and $0.1 million in other operating expenses. Bad debt expense was affected by three tenant bankruptcies with associated bad debt expense of $0.1 million during the six months ended June 30, 2010, compared to seven tenant bankruptcies and associated bad debt expense of $0.6 million during the six months ended June 30, 2009. The decrease in marketing expense was offset by a corresponding decrease in marketing revenue.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.5 million, or 1%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Depreciation and amortization expense from Second Quarter Same Store Properties increased by $0.4 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that have been placed in service. We placed assets with an aggregate basis of $197.8 million in service from June 30, 2009 to June 30, 2010. Partially offsetting this increase, depreciation and amortization expense decreased by $0.9 million due to fully depreciated and amortized lease intangibles at the six properties purchased during the second quarter of 2003. Depreciation and amortization increased by $0.1 million from one property under development during 2009 that was placed in service in 2010.

Depreciation and amortization expense increased by $3.5 million, or 4%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Depreciation and amortization expense from Six Month Same Store Properties increased by $3.4 million, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments and that have been placed in service. Partially offsetting this increase, depreciation and amortization expense decreased by $0.9 million due to fully depreciated and amortized lease intangibles at the six properties purchased during the second quarter of 2003. Depreciation and amortization increased by $0.1 million from one property under development during 2009 that was placed in service in 2010.

General and Administrative Expenses, Impairment of Assets, Abandoned Project Costs, Income Taxes and Other Expenses

General and administrative expenses, impairment of assets, abandoned project costs, income taxes and other expenses increased by $0.1 million, or 1%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This increase is primarily due to a $0.2 million increase in other expenses offset by a $0.1 million decrease in impairment of assets.

General and administrative expenses, impairment of assets, abandoned project costs, income taxes and other expenses increased by $0.4 million, or 2%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase is primarily due to a $0.3 million increase in other expenses and a $0.2 million increase in professional fees offset by a $0.1 million decrease in impairment of assets.

Interest Expense

Interest expense increased by $5.4 million, or 16%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. We recorded accelerated amortization expense of $2.3 million relating to deferred financing costs in the three months ended June 30, 2010 associated with the repayment of a portion of the 2010 Term Loan and Revolving Facility. We also placed assets with an aggregate cost basis of $197.8 million in service from June 30, 2009 to June 30, 2010. Interest on these assets was capitalized during construction periods and was expensed during periods after the improvements were placed in service. The increase in interest expense also resulted from higher applicable interest rates on our short-term floating rate debt, even though our weighted average debt balance decreased.

Interest expense increased by $7.7 million, or 12%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This increase resulted from the $2.3 million accelerated amortization of deferred financing cost expense, higher applicable interest rates and decreased capitalized interest after assets were placed into service.

Discontinued Operations

We have presented the operating results of Crest Plaza, which was sold in August 2009, and Northeast Tower Center, which was sold in October 2009, as discontinued operations. There were no discontinued operations in the six months ended June 30, 2010.

Operating results for Crest Plaza and Northeast Tower Center for the periods presented were as follows:

(in thousands of dollars)	Three months ended June 30, 2009	Six months ended June 30, 2009
Operating results of Northeast Tower Center	$589	$1,213
Operating results of Crest Plaza	156	291

Income from discontinued operations	$745	$1,504

NET OPERATING INCOME

Net operating income (a non-GAAP measure) is derived from real estate revenue (determined in accordance with GAAP) minus operating expenses (determined in accordance with GAAP). It does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. We believe that net income is the most directly comparable GAAP measurement to net operating income. We believe that Net Operating Income is helpful to management and investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time.

Net Operating Income excludes interest and other income, general and administrative expenses, interest expense, depreciation and amortization, gains on sales of real estate, gains on sales of discontinued operations, gains on extinguishment of debt, impairment losses, abandoned project costs and other expenses.

The following tables present Net Operating Income results for the three and six months ended June 30, 2010 and 2009. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments in order to provide more detailed information with respect to the revenue and expenses of the aggregate of our wholly owned properties and our share of partnership properties. Under GAAP, we account for our unconsolidated partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	Same Store			Non Same Store			Total
	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
(in thousands of dollars)	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Real estate revenue	$119,867	$120,474	(1)%	$785	$2,121	(63)%	$120,652	$122,595	(2)%
Operating expenses	(50,505)	(48,581)	4%	(439)	(789)	(44)%	(50,944)	(49,370)	3%

Net Operating Income	$69,362	$71,893	(4)%	$346	$1,332	(74)%	$69,708	$73,225	(5)%

Total Net Operating Income decreased by $3.5 million, or 5%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Same Store Net Operating Income decreased by $2.5 million, or 4%, including $0.6 million in lease termination revenue, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, which included $0.9 million in lease termination revenue. Non Same Store Net Operating Income decreased by $1.0 million, or 74%, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to the sales of Crest Plaza and Northeast Tower Center in 2009. See “Results of Operations—Revenue” and “—Operating Expenses” for further discussion of these variances.

	Same Store			Non Same Store			Total
	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
(in thousands of dollars)	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Real estate revenue	$243,221	$239,794	1%	$1,592	$4,297	(63)%	$244,813	$244,091	—%
Operating expenses	(102,610)	(97,353)	5%	(866)	(1,609)	(46)%	(103,476)	(98,962)	5%

Net Operating Income	$140,611	$142,441	(1)%	$726	$2,688	(73)%	$141,337	$145,129	(3)%

Total Net Operating Income decreased by $3.8 million, or 3%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Same Store Net Operating Income decreased by $1.8 million, or 1%, including $2.5 million in lease termination revenue, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, which included $1.5 million in lease termination revenue. Non Same Store Net Operating Income decreased by $2.0 million, or 73%, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to the sales of Crest Plaza and Northeast Tower Center in 2009. See “Results of Operations—Revenue” and “—Operating Expenses” for further discussion of these variances.

The following information is provided to reconcile net loss to net operating income:

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2010	2009	2010	2009
Net loss	$(23,650)	$(4,218)	$(42,154)	$(15,741)
Depreciation and amortization
Wholly owned and consolidated partnerships	41,598	41,085	83,605	80,086
Unconsolidated partnerships	2,102	2,018	4,561	4,073
Discontinued operations	—	395	—	789
Interest expense, net
Wholly owned and consolidated partnerships	38,625	33,249	73,456	65,758
Unconsolidated partnerships	1,853	1,762	3,437	3,530
General and administrative expenses, impairment of assets, abandoned project costs, income taxes and other expenses	9,778	9,648	19,758	19,322
Gain on sales of real estate	—	(1,654)	—	(1,654)
Gain on extinguishment of debt	—	(8,532)	—	(9,804)
Interest and other income	(598)	(528)	(1,326)	(1,230)

Net Operating Income	$69,708	$73,225	$141,337	$145,129

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts (“NAREIT”) defines Funds From Operations (“FFO”), which is a non-GAAP measure, as income before gains and losses on sales of operating properties and extraordinary items (computed in accordance with GAAP); plus real estate depreciation; plus or minus adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

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

FFO was $19.7 million for the three months ended June 30, 2010, a decrease of $18.1 million, or 48%, compared to $37.8 million for the three months ended June 30, 2009. FFO decreased due to a decrease in net income as a result of increased operating expenses and higher interest expense, as well as gains on sales of non operating real estate that occurred in 2009 that did not recur in 2010. FFO per share decreased $0.54 per share to $0.37 per share for the three months ended June 30, 2010, compared to $0.91 per share for the three months ended June 30, 2009, due in part to a higher weighted average number of shares following the May 2010 equity offering and equity issuances in 2009.

FFO was $45.2 million for the six months ended June 30, 2010, a decrease of $21.9 million, or 33%, compared to $67.1 million for the six months ended June 30, 2009. FFO decreased due to a decrease in net income as a result of increased operating expenses and interest expense, as well as gains on sales of non operating real estate that occurred in 2009 that did not recur in 2010. FFO per share decreased $0.72 per share to $0.91 per share for the six months ended June 30, 2010, compared to $1.63 per share for the six months ended June 30, 2009, due in part to a higher weighted average number of shares following the May 2010 equity offering and equity issuances in 2009.

The shares used to calculate both FFO per basic share and FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net loss to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars, except per share amounts)	Three months ended June 30, 2010	Per share (including OP Units)	Three months ended June 30, 2009	Per share (including OP Units)
Net loss	$(23,650)	$(0.44)	$(4,218)	$(0.10)
Gain on sale of interest in operating real estate	—	—	(923)	(0.02)
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	41,220	0.77	40,539	0.97
Unconsolidated partnerships (1)	2,102	0.04	2,018	0.05
Discontinued operations	—	—	395	0.01

Funds from operations (2)	$19,672	$0.37	$37,811	$0.91

Accelerated amortization of deferred financing costs in connection with equity offering	2,258	0.04	—	—
Impairment of assets	—	—	70	—
Gain on extinguishment of debt	—	—	(8,532)	(0.20)

Funds from operations as adjusted	$21,930	$0.41	$29,349	$0.71

(in thousands of shares)

Weighted average number of shares outstanding	50,317		39,197
Weighted average effect of full conversion of OP Units	2,329		2,219
Effect of common share equivalents	587		—

Total weighted average shares outstanding, including OP Units	53,233		41,416

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $0.4 million for each of the three months ended June 30, 2010 and June 30, 2009.

(in thousands of dollars, except per share amounts)	Six months ended June 30, 2010	Per share (including OP Units)	Six months ended June 30, 2009	Per share (including OP Units)
Net loss	$(42,154)	$(0.85)	$(15,741)	$(0.38)
Gain on sale of interest in operating real estate	—	—	(923)	(0.02)
Depreciation and amortization:
Wholly owned and consolidated partnerships (1)	82,789	1.67	78,930	1.91
Unconsolidated partnerships (1)	4,561	0.09	4,073	0.10
Discontinued operations	—	—	789	0.02

Funds from operations (2)	$45,196	$0.91	$67,128	$1.63

Accelerated amortization of deferred financing costs in connection with equity offering	2,258	0.04	—	—
Impairment of assets	—	—	70	—
Gain on extinguishment of debt	—	—	(9,804)	(0.24)

Funds from operations as adjusted	$47,454	$0.95	$57,394	$1.39

(in thousands of shares)

Weighted average number of shares outstanding	47,013		39,101
Weighted average effect of full conversion of OP Units	2,329		2,207
Effect of common share equivalents	349		—

Total weighted average shares outstanding, including OP Units	49,691		41,308

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $0.9 million and $0.8 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the six months ended June 30, 2010 were $15.7 million, based on quarterly distributions of $0.15 per share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

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

•

inability to achieve targets for, or decreases in, property occupancy and rental rates, or higher costs or delays in completion of our development or redevelopment projects, resulting in lower or delayed real estate revenue and operating income;

•	increases in interest rates resulting in higher borrowing costs; and

•	increases in operating costs that cannot be passed on to tenants, resulting in reduced operating income and cash flows.

We expect to meet certain of our remaining obligations to fund existing development and redevelopment projects and certain capital requirements, including scheduled debt maturities, future property and portfolio acquisitions, expenses associated with acquisitions, renovations, expansions and other non-recurring capital improvements through a variety of capital sources, subject to the terms and conditions of our 2010 Credit Facility.

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

In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest consisting of a first lien on 22 properties and a second lien on one property. As a result, we have very few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt limits our ability to obtain capital in this way.

We are contemplating ways to reduce our leverage through a variety of means available to us, and subject to and in accordance with the terms and conditions of the 2010 Credit Facility. These steps might include obtaining additional equity capital through the issuance of equity securities if market conditions are favorable, as was done in May 2010, through joint ventures or other partnerships or arrangements involving our contribution of assets with institutional investors, private equity investors or other REITs, through sales of properties with values in excess of their mortgage loans or allocable debt and application of the excess proceeds to debt reduction, or through other actions.

We may use our $1.0 billion universal shelf registration statement, which was used for the May 2010 common equity offering, to offer and sell common shares of beneficial interest, preferred shares and various types of debt securities, among other types of securities, to the public. However, we may be unable to issue securities under the shelf registration statement, or otherwise, on terms that are favorable to us, if at all.

Equity Offering

In May 2010, we issued 10,350,000 common shares in a public offering at $16.25 per share. We received net proceeds from the offering of approximately $160.7 million after deducting payment of the underwriting discount of $0.69 per share and offering expenses. We used the net proceeds from this offering to repay borrowings under our 2010 Credit Facility. Specifically, we used $106.5 million of the net proceeds to repay a portion of the 2010 Term Loan under the 2010 Credit Facility and $54.2 million to repay a portion of the outstanding borrowings under the Revolving Facility under the 2010 Credit Facility. As a result of this transaction, we satisfied the requirement contained in the 2010 Credit Facility to reduce the aggregate amount of the lender Revolving Commitments and 2010 Term Loan by $100.0 million over the term of the 2010 Credit Facility.

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

We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

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

The aggregate amount of the lender Revolving Commitments and 2010 Term Loan under the 2010 Credit Facility was required to be reduced by $33.0 million by March 11, 2011, by a cumulative total of $66.0 million by March 11, 2012 and by a cumulative total of $100.0 million by March 11, 2013 (if we exercise our right to extend the Termination Date), including all payments (except payments pertaining to the Release Price of a Collateral Property) resulting in permanent reduction of the aggregate amount of the Revolving Commitments and 2010 Term Loan. We used $160.7 million of the proceeds from our May 2010 equity offering to repay borrowings under the 2010 Credit Facility, satisfying all three of these paydown requirements, and no mandatory paydown provisions remain in effect.

As of June 30, 2010, there were no amounts outstanding under the Revolving Facility. We pledged $1.5 million under the Revolving Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to us was $148.5 million at June 30, 2010. The weighted average effective interest rate based on amounts borrowed from March 11, 2010 to June 30, 2010 was 7.56%. The interest rate that would have applied to any outstanding Revolving Facility borrowings as of June 30, 2010 was LIBOR plus 4.90%.

As of June 30, 2010, $413.5 million was outstanding under the 2010 Term Loan. The weighted average effective interest rate based on amounts borrowed on the 2010 Term Loan was 6.28% from March 11, 2010 to June 30, 2010. The weighted average interest rate on the 2010 Term Loan borrowings at June 30, 2010 was 5.55%.

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. We are required to maintain our status as a REIT at all times. As of June 30, 2010, we were in compliance with all of these covenants.

We may prepay the any borrowings under Revolving Facility at any time without premium or penalty. We must repay the entire principal amount outstanding under the 2010 Credit Facility at the end of its term, as the term may have been extended.

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

Mortgage Loan Finance Activity

The following table presents the mortgage loans we or partnerships in which we own interests entered into or under which we borrowed additional amounts since January 1, 2010:

Financing Date	Property	Amount Financed (in millions of dollars):	Stated Rate	Hedged Rate	Maturity
January	New River Valley Mall(1) (2)	$30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	N/A	June 2014
April	Springfield Park/Springfield East(4)	10.0	LIBOR plus 2.80%	5.39%	March 2015
June	Lehigh Valley Mall(5)(6)	140.0	5.88% fixed	N/A	July 2020
July	Valley View Mall(7)	32.0	5.95% fixed	N/A	June 2020

(1)	Interest only.
(2)	The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount was swapped to a fixed rate of 6.33%.
(3)

The mortgage loan agreement initially entered into in June 2009 provides for a maximum loan amount of $38.0 million. The initial amount of the mortgage loan was $28.0 million. We took additional draws of $5.0 million in October 2009 and $2.5 million in March 2010.

(4)	The mortgage loan has an initial term of five years and can be extended for an additional five-year term under prescribed conditions. Our interest in the unconsolidated partnerships is 50%.
(5)	Our interest in the unconsolidated partnership is 50%.
(6)

In connection with the new mortgage loan financing, the unconsolidated partnership repaid a $150.0 million mortgage loan on Lehigh Valley Mall using proceeds from the new mortgage loan and available working capital.

(7)	In connection with the new mortgage loan financing, we repaid a $33.8 million mortgage loan using proceeds from the new mortgage loan and available working capital.

In March 2010, we exercised the first of three one-year options on the mortgage loan on Creekview Center in Warrington, Pennsylvania. The mortgage loan had a balance of $19.4 million as of June 30, 2010.

In April 2010, we exercised a six-month extension option on the construction loan on Pitney Road Plaza in Lancaster, Pennsylvania. The construction loan had a balance of $4.5 million as of June 30, 2010.

In July 2010, we made a principal payment of $0.7 million and exercised the second of two one-year extension options on the mortgage loan on the One Cherry Hill office building in Cherry Hill, New Jersey. The mortgage loan had a balance of $5.6 million as of June 30, 2010 and $4.9 million after the July 2010 repayment.

Interest Rate Derivative Agreements

As of June 30, 2010, we had entered into 11 interest rate swap agreements and one cap agreement that have a weighted average rate of 2.41% (excluding the spread on the related debt) on a notional amount of $732.6 million maturing on various dates through November 2013. Additionally, as of June 30, 2010, we had entered into two forward-starting interest rate swap agreements that have a weighted average interest rate 2.37% (excluding the spread on the related debt) on a notional amount of $200.0 million maturing on various dates through March 2013.

We entered into these interest rate derivatives in order to hedge the interest payments associated with our 2010 Credit Facility and our issuances of variable interest rate long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on June 30, 2010 and considered these swaps to be highly effective cash flow hedges. Our interest rate swaps are net settled monthly.

As of June 30, 2010, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $27.3 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated instruments are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

Mortgage Loans

Twenty-nine mortgage loans, which are secured by 27 of our consolidated properties, are due in installments over various terms extending to the year 2018. Seventeen of the mortgage loans bear interest at a fixed rate, eight of the mortgage loans bear interest at variable rates that have been swapped to or capped at a fixed rate, three of the mortgage loans bear interest at a variable interest rate, and one mortgage loan that has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed mortgage loan balances, including mortgage loans that have been swapped to a fixed interest rate, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.77%. The variable rate mortgage loans have a weighted average interest rate of 2.95% (excluding the spread on the related debt). The weighted average interest rate of all consolidated mortgage loans was 5.76% at June 30, 2010. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments related to our mortgage loans as of June 30, 2010.

	Payments by Period
(in thousands of dollars)	Total	2010(2)	2011-2012	2013-2014	Thereafter
Principal payments	$87,825	$10,233	$39,740	$25,243	$12,609
Balloon payments (1)	1,708,305	43,717	493,132	531,175	640,281

Total	$1,796,130	$53,950	$532,872	$556,418	$652,890

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.
(2)

In connection with the Valley View Mall new mortgage loan financing, we repaid a $33.8 million mortgage loan balance using proceeds from the new mortgage loan and available working capital. This $33.8 million mortgage loan balance is included in the amounts presented as of June 30, 2010.

Contractual Obligations

The following table presents our aggregate contractual obligations as of June 30, 2010 for the periods presented.

(in thousands of dollars)	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Mortgage loans	$1,796,130	$53,950	$532,872	$556,418	$652,890
Interest on mortgage loans	400,407	51,724	181,236	117,413	50,034
Exchangeable Notes	136,900	—	136,900	—	—
Interest on Exchangeable Notes	10,496	2,738	7,758	—	—
2010 Term Loan(1)	413,500	—	—	413,500	—
Interest on 2010 Term Loan	72,173	11,842	53,235	7,096	—
Operating leases	8,298	1,142	4,121	3,031	4
Ground leases	52,947	496	1,845	1,460	49,146
Development and redevelopment commitments (3)	2,139	2,139	—	—	—

Total	$2,892,990	$124,031	$917,967	$1,098,918	$752,074

(1)

The 2010 Term Loan has a variable interest rate that is between 4.00% and 4.90% plus LIBOR, depending on our leverage. We have entered into interest rate swap agreements to fix $100.0 million of the underlying LIBOR associated with the term loans at a rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

(2)	The Revolving Facility has a variable interest rate that is between 4.00% and 4.90% plus LIBOR, depending on our leverage.
(3)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $62.1 million for the six months ended June 30, 2010 compared to $76.8 million for the six months ended June 30, 2009. The decrease in cash from operating activities in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is partially attributed to the sale of two operating properties in 2009 (which had contributed $2.3 million in net operating income in the first six months of 2009) and a $7.7 million increase in interest expense. The decrease in cash flows from operating results were also affected by changes in working capital, primarily due to an increase in prepaid expenses, tenants’ deposits and deferred rent in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Cash flows used for investing activities were $15.1 million for the six months ended June 30, 2010 compared to $103.7 million for the six months ended June 30, 2009. Investing activities for 2010 reflect investment in construction in progress of $12.9 million and real estate improvements of $7.2 million, all of which primarily relate to our development and redevelopment activities. Investing activities also reflect $6.2 million paid to acquire partnership interests. Cash flows used in investing activities also includes a $10.0 million decrease in the note receivable from Boscov’s, Inc. Cash flows from investing activities for the six months ended June 30, 2009 reflect investment in construction in progress of $95.2 million, and real estate improvements of $10.6 million.

Cash flows used in financing activities were $92.0 million for the six months ended June 30, 2010 compared to cash flows provided by financing activities of $47.0 million for the six months ended June 30, 2009. Cash flows used in financing activities for the six months ended June 30, 2010 were primarily affected by the refinancing of the 2003 Credit Facility and the 2008 Term Loan and the May 2010 equity offering. We replaced the $486.0 million outstanding on the 2003 Credit Facility and the $170.0 million 2008 Term Loan with $590.0 million in proceeds from the 2010 Credit Facility. We paid $15.7 million in deferred financing costs in the six months ended June 30, 2010, primarily relating to this refinancing. In May 2010, we raised $160.7 million in an equity offering. These proceeds were used as the primary funding source of a $106.5 million paydown of the 2010 Term Loan and a $70.0 million repayment of the Revolving Facility. We also received $32.5 million in proceeds from a $30.0 million mortgage loan on New River Valley Mall and an additional $2.5 million draw from the mortgage loan at Lycoming Mall. Cash flows from financing activities for the six months ended June 30, 2010 were also affected by dividends and distributions of $15.7 million and principal installments on mortgage notes payable of $10.0 million.

COMMITMENTS

At June 30, 2010, we had $2.1 million of unaccrued contractual obligations to complete current redevelopment projects and capital improvements at certain other properties. Total remaining costs for the particular projects with such commitments are $21.8 million. We expect to finance these amounts through borrowings under the Revolving Facility or through various other capital sources. See “—Liquidity and Capital Resources—Capital Resources.”

ENVIRONMENTAL

We are aware of certain environmental matters at some of our properties, including ground water contamination and the presence of asbestos containing materials. We have, in the past, performed remediation of such environmental matters, and we are not aware of any significant remaining potential liability relating to these environmental matters. We may be required in the future to perform testing relating to these matters. Subject to certain exclusions, we have environmental liability insurance coverage, which currently covers liability for pollution and on-site remediation of up to $10.0 million per occurrence and $20.0 million in the aggregate. There can be no assurance that this coverage will be adequate to cover future environmental liabilities. If this environmental coverage were inadequate, we would be obligated to fund those liabilities. We might be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

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

INFLATION

Inflation can have many effects on our financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of operating expenses, we might bear more costs if such expenses increase because of inflation.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

•	our substantial debt and our high leverage ratio;

•	constraining leverage, interest and tangible net worth covenants under our 2010 Credit Facility, as well as capital application provisions;

•	our ability to refinance our existing indebtedness when it matures;

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of June 30, 2010, our consolidated debt portfolio consisted primarily of $413.5 million borrowed under our 2010 Term Loan which bore interest at a weighed average rate of 5.55% at June 30, 2010, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $3.7 million, and $1,798.3 million in fixed and variable rate mortgage loans, including $2.2 million of mortgage debt premium.

Twenty-nine mortgage loans, which are secured by 27 of our consolidated properties, are due in installments over various terms extending to the year 2018. Seventeen of the mortgage loans bear interest at a fixed rate, eight of the mortgage loans bear interest at variable rates that have been swapped to or capped at a fixed rate, three of the mortgage loans bear interest at a variable interest rate, and one mortgage loan that has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed mortgage loan balances, including mortgage loans that have been swapped to a fixed interest rate, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.77%. The variable rate mortgage loans have a weighted average interest rate of 2.95% (excluding the spread on the related debt). The weighted average interest rate of all consolidated mortgage loans was 5.76% at June 30, 2010. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments		Weighted Average Interest Rate(1)
2010	$43,714		6.06%	$10,236		3.42%
2011	119,739		5.84%	19,280		2.43%
2012	530,753	(2)	5.46%	—		—%
2013	741,185	(3)	5.56%	117,750	(4)	5.28%
2014	110,983		6.58%	—		—%
2015 and thereafter	652,889		5.60%	—		—%

(1)	Based on the weighted average interest rate in effect as of June 30, 2010.
(2)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(3)

Includes the 2010 Term Loan of $300.0 million. We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

(4)	Includes the 2010 Term Loan amount of $113.5 million that has not been swapped to a fixed interest rate.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate hedging agreements, assumes an immediate 100 basis point change in interest rates from their actual June 30, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $79.4 million at June 30, 2010. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $82.3 million at June 30, 2010. Based on the variable-rate debt included in our debt portfolio as of June 30, 2010, a 100 basis point increase in interest rates would have resulted in an additional $1.5 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $1.5 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics were issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 9 of the notes to our consolidated financial statements.

We have an aggregate $732.6 million in notional amount of current swap and cap agreements and $200.0 million of forward-starting swap agreements that are expected to settle on various dates through November 2013.

Because the information presented above includes only those exposures that existed as of June 30, 2010, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, and have concluded as follows:

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

ITEM 6.	EXHIBITS.

10.1	Promissory Note dated June 8, 2010 in the principal amount of $140.0 million issued by Mall at Lehigh Valley, L.P., in favor of The Prudential Insurance Company of America, filed as Exhibit 10.1 to PREIT’s Current Report on Form 8-K dated June 14, 2010.

10.2	Pennsylvania Real Estate Investment Trust Amended and Restated 2003 Equity Incentive Plan, filed as Appendix A to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on June 3, 2010, filed on April 29, 2010.

10.3	Amended and Restated Pennsylvania Real Estate Investment Trust Employee Share Purchase Plan, (amended and restated on June 3, 2010) filed as Appendix B to PREIT’s definitive proxy statement for the Annual Meeting of Shareholders on June 3, 2010, filed on April 29, 2010.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: August 6, 2010	By:	/s/ Ronald Rubin
Ronald Rubin
Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden
Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)