Form 10-Q
period 2010-09-30
PENNSYLVANIA REAL ESTATE INVESTMENT TRUST
filed 2010-11-08
CIK 77281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Common shares of beneficial interest, $1.00 par value per share, outstanding at November 2, 2010: 55,376,762

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

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars, except share and per share amounts)	September 30, 2010	December 31, 2009
ASSETS:
INVESTMENTS IN REAL ESTATE, at cost:
Operating properties	$3,404,454	$3,459,745
Construction in progress	157,885	215,231
Land held for development	17,021	9,337

Total investments in real estate	3,579,360	3,684,313
Accumulated depreciation	(707,963)	(623,309)

Net investments in real estate	2,871,397	3,061,004

INVESTMENTS IN PARTNERSHIPS, at equity:	27,661	32,694
OTHER ASSETS:
Cash and cash equivalents	43,711	74,243
Tenant and other receivables (net of allowance for doubtful accounts of $22,494 and $19,981 at September 30, 2010 and December 31, 2009, respectively)	34,832	55,303
Intangible assets (net of accumulated amortization of $175,027 and $198,984 at September 30, 2010 and December 31, 2009, respectively)	19,536	38,978
Deferred costs and other assets	96,724	84,358

Total assets	$3,093,861	$3,346,580

LIABILITIES:
Mortgage loans payable (including debt premium of $1,859 and $2,744 at September 30, 2010 and December 31, 2009, respectively)	$1,749,622	$1,777,121
Exchangeable notes (net of debt discount of $3,282 and $4,664 at September 30, 2010 and December 31, 2009, respectively)	133,618	132,236
Term loans	347,200	170,000
Revolving facilities	—	486,000
Tenants’ deposits and deferred rent	15,468	13,170
Distributions in excess of partnership investments	43,893	48,771
Accrued construction costs	1,063	11,778
Fair value of derivative instruments	33,289	14,610
Accrued expenses and other liabilities	57,826	58,090

Total liabilities	2,381,979	2,711,776
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Shares of beneficial interest, $1.00 par value per share; 100,000,000 shares authorized; issued and outstanding 55,376,762 shares at September 30, 2010 and 44,615,647 shares at December 31, 2009	55,377	44,616
Capital contributed in excess of par	1,037,087	881,735
Accumulated other comprehensive loss	(46,346)	(30,016)
Distributions in excess of net income	(384,856)	(317,682)

Total equity—PREIT	661,262	578,653
Noncontrolling interest	50,620	56,151

Total equity	711,882	634,804

Total liabilities and equity	$3,093,861	$3,346,580

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2010	2009	2010	2009
REVENUE:
Base rent	$71,842	$70,926	$214,696	$211,515
Expense reimbursements	33,571	33,291	99,980	100,125
Percentage rent	767	918	2,292	2,378
Lease termination revenue	370	300	2,551	1,636
Other real estate revenue	3,301	3,270	9,762	9,982
Interest and other income	2,804	862	4,130	2,092

Total revenue	112,655	109,567	333,411	327,728
EXPENSES:
Operating expenses:
CAM and real estate taxes	(35,683)	(34,304)	(107,183)	(101,285)
Utilities	(7,587)	(6,769)	(20,053)	(18,561)
Other operating expenses	(6,926)	(6,760)	(19,063)	(19,156)

Total operating expenses	(50,196)	(47,833)	(146,299)	(139,002)
Depreciation and amortization	(41,673)	(40,240)	(122,677)	(117,951)
Other expenses:
General and administrative expenses	(8,958)	(9,583)	(28,261)	(28,436)
Impairment of assets	—	—	—	(70)
Abandoned project costs, income taxes and other expenses	(558)	(200)	(1,012)	(598)

Total other expenses	(9,516)	(9,783)	(29,273)	(29,104)
Interest expense, net	(36,384)	(32,961)	(108,588)	(97,774)
Gain on extinguishment of debt	—	4,167	—	13,971

Total expenses	(137,769)	(126,650)	(406,837)	(369,860)
Loss before equity in income of partnerships, gains on sales of real estate, and discontinued operations	(25,114)	(17,083)	(73,426)	(42,132)
Equity in income of partnerships	1,855	2,355	6,894	7,531
Gain on sales of real estate	—	—	—	1,654

Loss from continuing operations	(23,259)	(14,728)	(66,532)	(32,947)

Operating results from discontinued operations	436	1,211	1,557	3,689
Gain on sales of discontinued operations	19,151	3,398	19,151	3,398

Income from discontinued operations	19,587	4,609	20,708	7,087
Net loss	(3,672)	(10,119)	(45,824)	(25,860)
Less: net loss attributed to noncontrolling interest	87	477	1,928	1,215

Net loss attributable to PREIT	$(3,585)	$(9,642)	$(43,896)	$(24,645)

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

EARNINGS PER SHARE

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars, except per share amounts)	2010	2009	2010	2009
Loss from continuing operations	$(23,259)	$(14,728)	$(66,532)	$(32,947)
Noncontrolling interest in continuing operations	878	655	2,719	1,408
Dividends on unvested restricted shares	(174)	(161)	(441)	(634)

Loss from continuing operations used to calculate earnings per share—basic and diluted	$(22,555)	$(14,234)	$(64,254)	$(32,173)

Income from discontinued operations	$19,587	$4,609	$20,708	$7,087
Noncontrolling interest in discontinued operations	(791)	(178)	(791)	(193)

Income from discontinued operations used to calculate earnings per share—basic and diluted	$18,976	$4,431	$19,917	$6,894

Basic (loss) income per share
Loss from continuing operations	$(0.42)	$(0.34)	$(1.30)	$(0.80)
Income from discontinued operations	0.35	0.11	0.40	0.17

	$(0.07)	$(0.23)	$(0.90)	$(0.63)

Diluted (loss) income per share
Loss from continuing operations	$(0.42)	$(0.34)	$(1.30)	$(0.80)
Income from discontinued operations	0.35	0.11	0.40	0.17

	$(0.07)	$(0.23)	$(0.90)	$(0.63)

(in thousands of shares)
Weighted average shares outstanding—basic	54,200	42,195	49,435	40,144
Effect of common share equivalents(1)	—	—	—	—

Weighted average shares outstanding—diluted	54,200	42,195	49,435	40,144

(1)

The Company had net losses from continuing operations for all periods presented. Therefore, the effect of common share equivalents of 528 and 407 for the three and nine months ended September 30, 2010 are excluded from the calculation of diluted loss per share for these periods because they would be antidilutive. Common share equivalents were 0 for each of the three and nine months ended September 30, 2009.

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

Nine months ended

September 30, 2010

(Unaudited)

			PREIT Shareholders
(in thousands of dollars, except per share amounts)	Total Equity	Comprehensive Income (Loss)	Shares of Beneficial Interest $1.00 Par	Capital Contributed in Excess of Par	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Non- controlling Interest
Balance January 1, 2010	$634,804	$—	$44,616	$881,735	$(30,016)	$(317,682)	$56,151
Comprehensive income (loss):
Net loss	(45,824)	(45,824)			—	(43,896)	(1,928)
Unrealized loss on derivatives	(18,679)	(18,679)			(17,890)	—	(789)
Other comprehensive income	1,630	1,630			1,560	—	70

Total comprehensive loss	$(62,873)	$(62,873)					(2,647)

Shares issued in 2010 equity offering, net of expenses	160,589		10,350	150,239	—	—	—
Shares issued under distribution reinvestment and share purchase plan	224		19	205	—	—	—
Shares issued under employee share purchase plan	395		33	362	—	—	—
Shares issued under equity incentive plans, net of retirements	(1,011)		359	(1,370)	—	—	—
Amortization of deferred compensation	5,916		—	5,916	—	—	—
Distributions paid to common shareholders ($0.45 per share)	(23,278)		—	—	—	(23,278)	—
Distributions paid to noncontrolling interests:
Distributions to Operating Partnership unitholders ($0.45 per unit)	(1,017)		—	—	—	—	(1,017)
Other distributions to noncontrolling interest, net	(169)		—	—	—	—	(169)
Income from historic tax credits	(1,698)		—	—	—	—	(1,698)

Balance September 30, 2010	$711,882		$55,377	$1,037,087	$(46,346)	$(384,856)	$50,620

See accompanying notes to the unaudited consolidated financial statements.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands of dollars)	2010	2009
Cash flows from operating activities:
Net loss	$(45,824)	$(25,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	103,400	97,416
Amortization	31,499	29,980
Straight-line rent adjustments	(1,269)	(1,256)
Provision for doubtful accounts	5,208	5,807
Amortization of deferred compensation	5,916	5,916
Gain on sales of real estate and discontinued operations	(19,151)	(5,052)
Gain on extinguishment of debt	—	(13,971)
Change in assets and liabilities:
Net change in other assets	(2,769)	(32)
Net change in other liabilities	4,602	4,031

Net cash provided by operating activities	81,612	96,979

Cash flows from investing activities:
Repayment of note receivable from tenant	10,000	—
Additions to construction in progress	(19,375)	(122,131)
Investments in real estate improvements	(18,393)	(16,705)
Additions to leasehold improvements	(213)	(257)
Investments in partnerships	(6,122)	(613)
Capitalized leasing costs	(3,123)	(3,149)
Cash proceeds from sales of real estate investments	134,669	20,936
(Increase) decrease in cash escrows	(294)	3,756
Cash distributions from partnerships in excess of equity in income	6,449	1,884

Net cash provided by (used in) investing activities	103,598	(116,279)

Cash flows from financing activities:
Net proceeds from 2010 Term Loan and Revolving Facility	590,000	—
Shares of beneficial interest issued	161,233	561
Net (repayment of) borrowing from 2003 Credit Facility	(486,000)	85,000
Repayment of senior unsecured 2008 Term Loan	(170,000)	—
Repayment of 2010 Term Loan	(172,800)	—
Net repayment of Revolving Facilities	(70,000)	—
Proceeds from mortgage loans	64,500	70,143
Repayment of mortgage loans	(75,450)	(18,058)
Principal installments on mortgage loans	(15,664)	(12,736)
Repurchase of exchangeable notes	—	(7,893)
Payment of deferred financing costs	(16,230)	(1,776)
Dividends paid to common shareholders	(23,278)	(24,167)
Distributions paid to Operating Partnership unitholders and noncontrolling interest	(1,017)	(1,286)
Shares of beneficial interest repurchased, other	(1,036)	(114)
Contributions from investor with noncontrolling interest in project	—	10,088

Net cash (used in) provided by financing activities	(215,742)	99,762

Net change in cash and cash equivalents	(30,532)	80,462
Cash and cash equivalents, beginning of period	74,243	9,786

Cash and cash equivalents, end of period	$43,711	$90,248

See accompanying notes to the unaudited consolidated financial statements

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

PREIT, a Pennsylvania business trust founded in 1960 and one of the first equity real estate investment trusts (“REITs”) in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. As of September 30, 2010, the Company’s portfolio consisted of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.”

The Company holds its interest in its portfolio of properties through its operating partnership, PREIT Associates, L.P. (“PREIT Associates” or the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and, as of September 30, 2010, the Company held a 96.0% interest in the Operating Partnership, and consolidates it for reporting purposes. The presentation of consolidated financial statements does not itself imply that the assets of any consolidated entity (including any special-purpose entity formed for a particular project) are available to pay the liabilities of any other consolidated entity, or that the liabilities of any consolidated entity (including any special-purpose entity formed for a particular project) are obligations of any other consolidated entity.

The Company evaluates operating results and allocates resources on a property-by-property basis, and does not distinguish or evaluate consolidated operations on a geographic basis. No individual property constitutes 10% or more of consolidated revenue or assets, and thus the individual properties have been aggregated into one reportable segment based upon their similarities with regard to the nature of the Company’s properties and the nature of the Company’s tenants and operational processes, as well as the long-term financial performance of the properties. In addition, no single tenant accounts for 10% or more of consolidated revenue, and none of the Company’s properties are located outside the United States.

Pursuant to the terms of the partnership agreement of the Operating Partnership, each of the limited partners has the right to redeem such partner’s units of limited partnership interest in the Operating Partnership (“OP Units”), in some cases beginning one year following the respective issue date of the OP Units and in other cases immediately, for cash or, at the election of the Company, the Company may acquire such OP Units for common shares of the Company on a one-for-one basis. In the event of the redemption of all of the outstanding OP Units held by limited partners for cash, the total amount that would have been distributed as of September 30, 2010 would have been $27.6 million in cash or the equivalent value of shares of PREIT, which is calculated using the Company’s September 30, 2010 closing share price on the New York Stock Exchange of $11.86 multiplied by the number of outstanding OP Units held by limited partners (2,328,554 as of September 30, 2010).

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

Fair Value

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement is determined based on the assumptions that market participants would use in pricing assets or liabilities. As a basis for considering market participant assumptions in fair value measurements, accounting requirements establish a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

3. REAL ESTATE ACTIVITIES

Investments in real estate as of September 30, 2010 and December 31, 2009 were comprised of the following:

(in thousands of dollars)	As of September 30, 2010	As of December 31, 2009
Buildings, improvements and construction in progress	$3,052,749	$3,129,354
Land, including land held for development	526,611	554,959

Total investments in real estate	3,579,360	3,684,313
Accumulated depreciation	(707,963)	(623,309)

Net investments in real estate	$2,871,397	$3,061,004

Acquisitions

In September 2010, the Company acquired the remaining 0.2% interest in Bala Cynwyd Associates, L.P. (“BCA”) that it did not already own, for 564 units of PREIT Associates (“OP Units”) and a nominal cash amount. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of Cherry Hill Mall in Cherry Hill, New Jersey. Three of the Company’s trustees and executive officers, Ronald Rubin, George F. Rubin, and Joseph F. Coradino, were direct or indirect owners of the acquired interests.

Dispositions

In September 2010, the Company sold its interests in Creekview Center in Warrington, Pennsylvania; Monroe Marketplace in Selinsgrove, Pennsylvania; New River Valley Center in Christiansburg, Virginia; Pitney Road Plaza in Lancaster, Pennsylvania; and Sunrise Plaza in Forked River, New Jersey for an aggregate sale price of $134.7 million. The Company retained an aggregate of eight out parcels at Monroe Marketplace, Pitney Road Plaza and Sunrise Plaza, which were subdivided from the properties in connection with the sale. The Company used the cash proceeds from the sale to repay mortgage loans secured by three of these properties totaling $39.7 million and for the payment of the release prices of the other two properties that secured a portion of the Company’s secured credit facility (the “2010 Credit Facility”), which totaled $57.4 million. The Company also used $10.0 million to repay borrowings under the Revolving Facility (as defined in note 4) and $8.9 million to repay borrowings under the 2010 Term Loan (as defined in note 4), both in accordance with the terms of the 2010 Credit Facility. The Company intends to use the remaining $18.7 million of the proceeds for general corporate purposes. The Company recognized a gain on the sale of these properties of $19.2 million in September 2010.

A subsidiary of the Company will serve as the management and leasing agent for the properties for a period of three years after the closing, subject to certain termination rights of the buyer after one year upon payment of a specified amount. The purchase and sale agreement contains earnout provisions under which the Company may be entitled to additional purchase price if the Company leases certain spaces at the properties that were vacant as of the closing date. Under these provisions, the Company earns a portion of the earnout amount when a new lease is signed and an additional amount when the tenant associated with that lease opens. As of September 30, 2010, there was $1.0 million of contingent income associated with earnout tenants that had signed leases but had not yet opened. The Company expects to recognize this income by December 31, 2011.

Discontinued Operations

For the three and nine months ended September 30, 2010 and 2009, the Company has presented as discontinued operations the operating results of Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza, which were sold in September 2010. Also, for the three and nine months ended September 30, 2009, the Company has presented as discontinued operations the operating results of Crest Plaza and Northeast Tower Center, which were sold in 2009.

The following table summarizes revenue and expense information and gains on sales for the Company’s discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2010	2009	2010	2009
Real estate revenue	$3,149	$4,380	$9,497	$12,969
Expenses:
Operating expenses	(733)	(974)	(2,107)	(2,976)
Depreciation and amortization	(1,306)	(1,567)	(3,907)	(4,732)
Interest	(674)	(628)	(1,926)	(1,572)

Total expenses	(2,713)	(3,169)	(7,940)	(9,280)

Operating results from discontinued operations	436	1,211	1,557	3,689
Gain on sales of discontinued operations	19,151	3,398	19,151	3,398

Income from discontinued operations	$19,587	$4,609	$20,708	$7,087

Capitalization of Costs

Costs incurred in development and redevelopment projects for interest, property taxes and insurance are capitalized only during periods in which activities necessary to prepare the property for its intended use are in progress. Costs incurred for such items after the property is substantially complete and ready for its intended use are charged to expense as incurred. Capitalized costs, as well as tenant inducement amounts and internal and external commissions, are recorded in “Construction in progress.” The Company capitalizes a portion of development department employees’ compensation and benefits related to time spent involved in development and redevelopment projects.

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

The following table summarizes the Company’s capitalized salaries, commissions and benefits, real estate taxes and interest for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2010	2009	2010	2009
Development/Redevelopment Activities:
Salaries and benefits	$186	$339	$802	$1,715
Real estate taxes	83	94	414	939
Interest	504	1,344	1,982	4,601
Leasing Activities:
Salaries, commissions and benefits	982	999	3,123	3,149

4. INVESTMENTS IN PARTNERSHIPS

The following table presents summarized financial information of the equity investments in the Company’s unconsolidated partnerships as of September 30, 2010 and December 31, 2009:

(in thousands of dollars)	As of September 30, 2010	As of December 31, 2009
ASSETS:
Investments in real estate, at cost:
Retail properties	$400,792	$393,197
Construction in progress	2,232	3,602

Total investments in real estate	403,024	396,799
Accumulated depreciation	(127,908)	(116,313)

Net investments in real estate	275,116	280,486
Cash and cash equivalents	7,999	5,856
Deferred costs and other assets, net	22,126	21,254

Total assets	305,241	307,596

LIABILITIES AND PARTNERS’ DEFICIT:
Mortgage loans payable	360,036	365,565
Other liabilities	14,515	13,858

Total liabilities	374,551	379,423

Net deficit	(69,310)	(71,827)
Partners’ share	(35,902)	(37,382)

Company’s share	(33,408)	(34,445)
Excess investment(1)	13,250	13,733
Advances	3,926	4,635

Net investments and advances	$(16,232)	$(16,077)

Investment in partnerships, at equity	$27,661	$32,694
Distributions in excess of partnership investments	(43,893)	(48,771)

Net investments and advances	$(16,232)	$(16,077)

(1)

Excess investment represents the unamortized difference between the Company’s investment and the Company’s share of the equity in the underlying net investment in the partnerships. The excess investment is amortized over the life of the properties, and the amortization is included in “Equity in income of partnerships” in the consolidated statements of operations.

The following table summarizes the operating results of the unconsolidated partnerships and the Company’s share of equity in income of partnerships for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2010	2009	2010	2009
Real estate revenue	$18,519	$18,210	$56,593	$55,400
Expenses:
Operating expenses	(5,665)	(5,746)	(17,722)	(17,460)
Interest expense	(5,162)	(3,867)	(12,105)	(10,991)
Depreciation and amortization	(3,947)	(3,863)	(11,884)	(11,603)

Total expenses	(14,774)	(13,476)	(41,711)	(40,054)

Net income	3,745	4,734	14,882	15,346
Less: Partners’ share	(1,859)	(2,350)	(7,401)	(7,630)

Company’s share	1,886	2,384	7,481	7,716
Amortization of excess investment	(31)	(29)	(587)	(185)

Equity in income of partnerships	$1,855	$2,355	$6,894	$7,531

Mortgage Loan Activity

In January 2010, the unconsolidated partnership that owns Springfield Park in Springfield, Pennsylvania repaid a mortgage loan with a balance of $2.8 million. The Company’s share of the mortgage loan payment was $1.4 million. In April 2010, the unconsolidated partnerships that own Springfield Park and Springfield East, in Springfield, Pennsylvania, entered into a $10.0 million mortgage loan that is secured by Springfield Park and Springfield East. The Company owns a 50% interest in both entities. The mortgage loan has an initial term of five years and can be extended for an additional five-year term under prescribed conditions. The mortgage loan bears interest at LIBOR plus 2.80%, and has been swapped to a fixed interest rate of 5.39%.

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

The Company has entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term. Additionally, $15.8 million of the Company’s 2010 Term Loan is subject to a LIBOR cap with a strike rate of 2.50%. This LIBOR cap will expire in March 2012.

The obligations under Term Loan A are secured by first priority mortgages on 18 of the Company’s properties and a second lien on one property, and the obligations under Term Loan B are secured by first priority leasehold mortgages on the properties ground leased by GLP and KPP (the “Gallery Properties”). The foregoing properties constitute substantially all of the Company’s previously unencumbered retail properties.

PREIT and certain of its subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

The aggregate amount of the lender Revolving Commitments and 2010 Term Loan under the 2010 Credit Facility was required to be reduced by $33.0 million by March 11, 2011, by a cumulative total of $66.0 million by March 11, 2012 and by a cumulative total of $100.0 million by March 11, 2013 (if the Company exercises its right to extend the Termination Date), including all payments (except payments pertaining to the Release Price of a Collateral Property) resulting in permanent reduction of the aggregate amount of the Revolving Commitments and 2010 Term Loan. The Company used $160.6 million of the proceeds from its May 2010 equity offering to repay borrowings under the 2010 Credit Facility, satisfying all three of these requirements, and no mandatory paydown provisions remain in effect.

In September 2010, in connection with the Company’s sale of five power centers, $57.4 million of the sale proceeds were used for payment of the release prices of two properties that secured a portion of the Company’s 2010 Credit Facility, $10.0 million of the sale proceeds were used to repay borrowings under the Revolving Facility and $8.9 million of the sale proceeds were used to repay borrowings under the 2010 Term Loan. The repayments were made in accordance with the terms of the 2010 Credit Facility.

As of September 30, 2010, there were no amounts outstanding under the Revolving Facility. The Company had pledged $1.5 million under the Revolving Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to the Company was $148.5 million as of September 30, 2010. The weighted average interest rate based on amounts borrowed under the Revolving Facility from March 11, 2010 to September 30, 2010 was 5.16%. The interest rate that would have applied to any outstanding Revolving Facility borrowings as of September 30, 2010 was LIBOR plus 4.90%.

As of September 30, 2010, $347.2 million was outstanding under the 2010 Term Loan. The weighted average effective interest rate based on amounts borrowed under the 2010 Term Loan, including the effect of deferred financing fee amortization, from March 11, 2010 to September 30, 2010 was 6.52%.

The 2010 Credit Facility contains provisions regarding the application of proceeds from a Capital Event. A Capital Event is any event by which the Borrower raises additional capital, whether through an asset sale, joint venture, additional secured or unsecured debt, issuance of equity or from excess proceeds after payment of a Release Price. Capital Events do not include Refinance Events or other specified events. After payment of interest and required distributions, the Remaining Capital Event Proceeds will generally be applied in the following order:

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

The 2010 Credit Facility also contains provisions regarding the application of proceeds from a Refinance Event. A Refinance Event is any event by which the Company raises additional capital from refinancing of secured debt encumbering an existing asset, not including collateral for the 2010 Credit Facility. The proceeds in excess of the amount required to retire an existing secured debt will be applied, after payment of interest, to pay down the Revolving Facility, or if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder for general corporate purposes. Remaining proceeds from a Capital Event or Refinancing Event relating to the Gallery Properties may only be used to pay down and permanently reduce Term Loan B (or, if the outstanding balance on Term Loan B is or would become $0 as a result of such payment, to pay down Term Loan B in full and to pay any remainder in accordance with the preceding paragraph).

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that the Company maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. The Company is required to maintain its status as a REIT at all times. As of September 30, 2010 the Company was in compliance with all of these covenants.

Exchangeable Notes

As of both September 30, 2010 and December 31, 2009, $136.9 million in aggregate principal amount of our 4.0% Senior Exchangeable Notes (the “Exchangeable Notes”) remained outstanding (excluding debt discount of $3.3 million and $4.7 million, respectively).

Interest expense related to the Exchangeable Notes was $1.4 million and $2.1 million (excluding the non-cash amortization of debt discount of $0.5 million and $0.7 million and the non-cash amortization of deferred financing fees of $0.2 million and $0.2 million) for the three months ended September 30, 2010 and 2009, respectively.

Interest expense related to the Exchangeable Notes was $4.1 million and $6.9 million (excluding the non-cash amortization of debt discount of $1.4 million and $2.2 million and the non-cash amortization of deferred financing fees of $0.5 million and $0.8 million) for the nine months ended September 30, 2010 and 2009, respectively. The Exchangeable Notes have an effective interest rate of 5.81%.

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
(2)

The mortgage loan has a three-year term and one one-year extension option. $25.0 million of the principal amount has been swapped to a fixed interest rate of 6.33%. Through September 2010, the Company made aggregate principal payments of $2.0 million. The mortgage loan had a balance of $28.1 million as of September 30, 2010.

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

In July 2010, the Company made a principal payment of $0.7 million and exercised the second of two one-year extension options on the mortgage loan on the One Cherry Hill office building in Cherry Hill, New Jersey. The mortgage loan had a balance of $4.9 million as of September 30, 2010.

In September 2010, in connection with the sale of five power centers, the Company repaid the mortgage loans secured by Creekview Center, New River Valley Center and Pitney Road Plaza, which had principal balances of $19.4 million, $15.8 million and $4.5 million, respectively.

Fair Value of Financial Instruments

Carrying amounts reported on the balance sheet for cash and cash equivalents, tenant and other receivables, accrued expenses, other liabilities and the Revolving Facility approximate fair value due to the short-term nature of these instruments. The majority of the Company’s variable rate debt is subject to interest rate swaps that have effectively fixed the interest rates on the underlying debt. The estimated fair value of fixed rate debt, which is calculated for disclosure purposes, is based on the borrowing rates available to the Company for fixed rate mortgage loans and corporate notes payable with similar terms and maturities.

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

The carrying value (including debt premium of $1.9 million and $2.7 million as of September 30, 2010 and December 31, 2009, respectively) and estimated fair values of mortgage loans based on interest rates and market conditions at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Mortgage loans	$1,749.6 million	$1,659.2 million	$1,777.1 million	$1,549.6 million

The mortgage loans contain various affirmative and negative covenants customarily found in loans of that type. As of September 30, 2010, the Company was in compliance with all of these covenants.

6. EQUITY OFFERING

In May 2010, the Company issued 10,350,000 common shares in a public offering at $16.25 per share. The Company received net proceeds from the offering of approximately $160.6 million after deducting payment of the underwriting discount of $0.69 per share and offering expenses. The Company used the net proceeds from this offering, plus available working capital, to repay borrowings under its 2010 Credit Facility. Specifically, the Company used $106.5 million of the net proceeds to repay a portion of the 2010 Term Loan under the 2010 Credit Facility and $54.2 million to repay a portion of the outstanding borrowings under the Revolving Facility under the 2010 Credit Facility. As a result of this transaction, the Company satisfied the requirement contained in the 2010 Credit Facility to reduce the aggregate amount of the lender Revolving Commitments and 2010 Term Loan by $100.0 million over the term of the 2010 Credit Facility.

7. CASH FLOW INFORMATION

Cash paid for interest was $99.7 million (net of capitalized interest of $2.0 million) and $93.4 million (net of capitalized interest of $4.6 million) for the nine months ended September 30, 2010 and 2009, respectively.

8. COMMITMENTS AND CONTINGENCIES

Redevelopment Activities and Capital Improvements

In connection with its redevelopment projects and capital improvements at certain other properties, the Company has made contractual commitments on some of these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2010, the remainder to be paid (excluding amounts already accrued) against such contractual and other commitments was $9.0 million, which is expected to be financed through the Revolving Facility, operating cash flows or through various other capital sources.

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

During the three and nine months ended September 30, 2010, the Company’s derivatives were used to hedge the variable cash flows associated with existing variable rate debt. During the three and nine months ended September 30, 2010, the Company recorded no amounts associated with hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive loss” that are related to derivatives will be reclassified to “Interest expense, net” as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates that $16.9 million would be reclassified as an increase to interest expense in connection with derivatives.

Interest Rate Swaps and Cap

As of September 30, 2010, the Company had entered into 11 interest rate swap agreements, one interest rate cap agreement and two forward starting interest rate swap agreements on a notional amount of $732.6 million maturing on various dates through November 2013. Five interest rate swap agreements that were outstanding as of December 31, 2009 were settled in the nine months ended September 30, 2010.

The Company entered into these interest rate swap agreements and the cap agreement in order to hedge the interest payments associated with the Company’s 2010 Credit Facility and issuances of variable interest rate long-term debt. The Company assessed the effectiveness of these swap agreements and cap agreement as hedges at inception and on September 30, 2010 and considered these swap agreements and cap agreement to be highly effective cash flow hedges. The Company’s interest rate swap agreements and cap agreement will be settled in cash.

The following table summarizes the terms and estimated fair values of the Company’s interest rate swap, cap and forward starting swap derivative instruments at September 30, 2010 and December 31, 2009. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments, but do not represent exposure to credit, interest rate or market risks. The fair values of the Company’s derivative instruments are recorded in “Fair value of derivative instruments” on the Company’s balance sheet.

Notional Value	Fair Value at September 30, 2010(1)	Fair Value at December 31, 2009(1)	Interest Rate(2)	Effective Date	Maturity Date
Interest Rate Swaps
$25.0 million	N/A	$ (0.2) million	2.86%		March 20, 2010
75.0 million	N/A	(0.4) million	2.83%		March 20, 2010
30.0 million	N/A	(0.2) million	2.79%		March 20, 2010
40.0 million	N/A	(0.2) million	2.65%		March 22, 2010
20.0 million	N/A	(0.2) million	3.41%		June 1, 2010
200.0 million	$ (0.3) million	N/A	0.61%		April 1, 2011
45.0 million	(1.2) million	(1.9) million	4.02%		June 19, 2011
54.0 million	(1.5) million	(2.2) million	3.84%		July 25, 2011
25.0 million	(0.7) million	N/A	1.83%		December 31, 2012
60.0 million	(1.5) million	N/A	1.74%		March 11, 2013
40.0 million	(1.1) million	N/A	1.82%		March 11, 2013
65.0 million	(5.0) million	(2.5) million	3.60%		September 9, 2013
68.0 million	(5.4) million	(2.8) million	3.69%		September 9, 2013
56.3 million	(4.5) million	(2.4) million	3.73%		September 9, 2013
55.0 million	(3.4) million	(0.9) million	2.90%		November 29, 2013
48.0 million	(2.9) million	(0.7) million	2.90%		November 29, 2013
Interest Rate Cap
16.3 million	(0.0) million	N/A	2.50%		April 2, 2012
Forward Starting Interest Rate Swaps
200.0 million	(2.5) million	N/A	1.78%	April 1, 2011	April 2, 2012
200.0 million	(3.3) million	N/A	2.96%	April 2, 2012	March 11, 2013

	$(33.3) million	$(14.6) million

(1)

As of September 30, 2010 and December 31, 2009, derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2010 and December 31, 2009, the Company does not have any significant fair value measurements using significant unobservable inputs (Level 3).

(2)	Interest rate does not include the spread on the designated debt.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated statement of operations as of September 30, 2010 and 2009.

	Three months ended		Nine months ended		Consolidated Statement of Operations location
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Derivatives in cash flow hedging relationships
Interest Rate Products
Loss recognized in Other comprehensive income on derivatives	$(10.0) million	$(7.3) million	$(31.1) million	$ (1.9) million	N/A
Gain reclassified from Accumulated other comprehensive loss into income (effective portion)	$ 4.2 million	$ 4.8 million	$ 13.2 million	$ 13.7 million	Interest expense
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—	Interest expense

Credit-Risk-Related Contingent Features

The Company has agreements with some of its derivative counterparties that contain a provision pursuant to which, if the Company’s entity that originated such derivative instruments defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 30, 2010, the Company was not in default on any of its derivative obligations.

The Company has an agreement with a derivative counterparty that incorporates the loan covenant provisions of the Company’s loan agreement with a lender affiliated with the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of September 30, 2010, the fair value of derivatives in a net liability position, which excludes accrued interest but includes any adjustment for nonperformance risk, was $33.3 million. As of September 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2010, it would have been required to settle its obligations under the agreements at their termination value (including accrued interest) of $37.1 million. The Company has not breached any of the provisions as of September 30, 2010.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

10. TENANT RECEIVABLES

In March 2010, Boscov’s, Inc. repaid its $10.0 million note payable to the Company.

11. HISTORIC TAX CREDITS

On September 29, 2009, the Company closed a transaction with a counterparty (the “Counterparty”) related to the historic rehabilitation of an office building located at 801 Market Street in Philadelphia, Pennsylvania (the “Project”). The Counterparty agreed to contribute approximately $10.6 million of equity to the Project and paid $10.1 million of that amount in cash contemporaneously with the closing of the transaction, which was recorded in “Noncontrolling interest.” The remaining funds will be advanced subject to the Company’s achievement of certain conditions. In exchange for its contributions into the Project, the Counterparty received substantially all of the rehabilitation tax credits associated with the Project as a distribution. The Counterparty does not have a material interest in the underlying economics of the Project. The transaction also includes a put/call option whereby the Company may be obligated or entitled to repurchase the Counterparty’s ownership interest in the Project at a stated value of $1.6 million. The Company believes that the put option will be exercised by the Counterparty, and an amount attributed to that option is included in the recorded balance of “Noncontrolling interest.”

Based on the contractual arrangements that obligate the Company to deliver tax credits and provide other guarantees to the Counterparty and that entitle the Company, through fee arrangements, to receive substantially all available cash flow from the Project, the Company concluded that the Project should be consolidated. The Company also concluded that capital contributions received from the Counterparty are, in substance, consideration that the Company received in exchange for the put option and the Company’s obligation to deliver tax credits to the Counterparty. The Counterparty’s contributions, other than the amounts allocated to the put option, are classified as “Noncontrolling interest” and recognized as “Interest and other income” in the consolidated financial statements as the Company’s obligation to deliver tax credits is relieved.

The tax credits are subject to a five year credit recapture period, as defined in the Internal Revenue Code, beginning one year after the completion of the Project in August 2009. The Company’s obligation to the Counterparty with respect to the tax credits is ratably relieved annually each August, upon the expiration of each portion of the recapture period. In August 2010, the first recapture period expired and the Company recognized $1.7 million of the contribution received from the Counterparty as “Interest and other income” in the consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

OVERVIEW

Pennsylvania Real Estate Investment Trust, a Pennsylvania business trust founded in 1960 and one of the first equity REITs in the United States, has a primary investment focus on retail shopping malls and strip and power centers located in the eastern half of the United States, primarily in the Mid-Atlantic region. Our portfolio currently consists of a total of 49 properties in 13 states, including 38 shopping malls, eight strip and power centers and three development properties, with two of the development properties classified as “mixed use” (a combination of retail and other uses) and one of the development properties classified as “other.” The operating retail properties have a total of approximately 33.2 million square feet. The operating retail properties that we consolidate for financial reporting purposes have a total of approximately 28.6 million square feet, of which we own approximately 22.9 million square feet. The operating retail properties that are owned by unconsolidated partnerships with third parties have a total of approximately 4.6 million square feet, of which 2.9 million square feet are owned by such partnerships.

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

We hold our interests in our portfolio of properties through our operating partnership, PREIT Associates, L.P. (“PREIT Associates”). We are the sole general partner of PREIT Associates and, as of September 30, 2010, held a 96.0% controlling interest in PREIT Associates. We consolidate PREIT Associates for financial reporting purposes. We hold our investments in seven of the 46 retail properties and one of the three development properties in our portfolio through unconsolidated partnerships with third parties in which we own a 40% to 50% interest. We hold a noncontrolling interest in each unconsolidated partnership, and account for such partnerships using the equity method of accounting. We do not control any of these equity method investees for the following reasons:

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

Our net loss for the three months ended September 30, 2010 decreased to $3.7 million, a $6.4 million decrease from the $10.1 million net loss for the three months ended September 30, 2009. The net loss decreased primarily due to the $19.2 million gain on the sale of five power centers in September 2010, and a $3.1 million increase in revenue, partially offset by increased operating expenses, interest expense and depreciation and amortization expense, as well as a $4.2 million gain on the extinguishment of debt that occurred during the three months ended September 30, 2009 that did not recur in the comparable period in 2010.

Our net loss for the nine months ended September 30, 2010 increased by $19.9 million to a net loss of $45.8 million from a net loss of $25.9 million for the nine months ended September 30, 2009. The increase in the loss was affected by increased operating expenses, depreciation and amortization expense and interest expense, and a $14.0 million gain on extinguishment of debt that occurred during the nine months ended September 30, 2009 that did not recur in the comparable period in 2010. Further, the operating results were affected by a $19.2 million gain on the sale of five power centers in September 2010.

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

Dispositions

In September 2010, we sold our interests in Creekview Center in Warrington, Pennsylvania; Monroe Marketplace in Selinsgrove, Pennsylvania; New River Valley Center in Christiansburg, Virginia; Pitney Road Plaza in Lancaster, Pennsylvania; and Sunrise Plaza in Forked River, New Jersey for an aggregate sale price of

$134.7 million. We retained an aggregate of eight out parcels at Monroe Marketplace, Pitney Road Plaza and Sunrise Plaza, which were subdivided from the properties in connection with the sale. We used the cash proceeds from the sale to repay mortgage loans secured by three of these properties totaling $39.7 million, and for the payment of the release prices of the other two properties that secured a portion of our secured credit facility (the “2010 Credit Facility”), which totaled $57.4 million. We also used $10.0 million to repay borrowings under the Revolving Facility (as defined below) and $8.9 million to repay borrowings under the 2010 Term Loan (as defined below), both in accordance with the terms of the 2010 Credit Facility. We intend to use the remaining $18.7 million of the proceeds for general corporate purposes. Following these repayments of borrowings under the 2010 Credit Facility, as of September 30, 2010, the 2010 Term Loan had a remaining balance of $347.2 million, and the $150.0 million Revolving Facility (as defined below) had no outstanding balance. We recognized a gain on sale of these properties of $19.2 million in September 2010.

One of our subsidiaries will serve as the management and leasing agent for the properties for a period of three years after the closing, subject to certain termination rights of the buyer after one year upon payment of a specific amount. The purchase and sale agreement contains earnout provisions under which we may be entitled to additional purchase price if we lease certain spaces at the properties that were vacant as of the closing date. Under these provisions, we earn a portion of the earnout amount when a new lease is signed, and an additional amount when the tenant associated with that lease opens. As of September 30, 2010, there was $1.0 million of contingent income associated with earnout tenants that had signed leases but had not yet opened. We expect to recognize this income by December 31, 2011.

Acquisitions

In September 2010, we acquired the remaining 0.2% interest in Bala Cynwyd Associates, L.P. (“BCA”) that we did not already own, for 564 units of PREIT Associates (“OP Units”) and a nominal cash amount. BCA is the owner of One Cherry Hill Plaza, an office building located within the boundaries of Cherry Hill Mall in Cherry Hill, New Jersey. Three of the Company’s trustees and executive officers, Ronald Rubin, George F. Rubin, and Joseph F. Coradino, were direct or indirect owners of the acquired interests.

Development and Redevelopment

We have reached the last phase in our current redevelopment program. Over the past five years, we have invested approximately $1.0 billion in our portfolio. The current estimated project cost of Voorhees Town Center, our only remaining redevelopment property, is $83.0 million, and the amount invested as of September 30, 2010 was $70.1 million. Our projected share of estimated project costs is net of any expected tenant reimbursements, parcel sales, tax credits or other incentives. We may spend additional amounts at our completed redevelopment properties for tenant allowances, leasehold improvements and other costs.

We are engaged in the development of three mixed use and other projects, although we do not expect to make material investments in these projects in the short term. As of September 30, 2010, we had incurred $78.4 million of costs related to these three projects. The details of the White Clay Point, Springhills and Pavilion at Market East projects and related costs have not been determined. In each case, we will evaluate the financing opportunities available to us at the time a project requires funding. In cases where the project is undertaken with a partner, our flexibility in funding the project might be governed by the partnership agreement or restricted by the covenants contained in our 2010 Credit Facility, which limit our involvement in such projects.

The following table sets forth the amounts invested as of September 30, 2010 in each development project:

Development Project	Invested as of September 30, 2010
White Clay Point(1)	$43.7 million
Springhills(2)	34.0 million
Pavilion at Market East(3)	0.7 million

$78.4 million

(1)

Amount invested as of September 30, 2010 does not reflect an $11.8 million impairment charge that we recorded in December 2008. See the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of this charge.

(2)

Amount invested as of September 30, 2010 does not reflect an $11.5 million impairment charge that we recorded in December 2009. See the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of this charge.

(3)	The property is unconsolidated. The amount shown represents our share.

In connection with our redevelopment projects and capital improvements at certain other properties, we have made contractual and other commitments on these projects in the form of tenant allowances, lease termination fees and contracts with general contractors and other professional service providers. As of September 30, 2010, the unaccrued remainder to be paid against these contractual and other commitments was $9.0 million, which is expected to be financed through our Revolving Facility, operating cash flows or through various other capital sources. The projects on which these commitments have been made have total expected remaining costs of $44.8 million.

OFF BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet items other than the partnerships described in note 4 to the unaudited consolidated financial statements and in the “Overview” section above.

RELATED PARTY TRANSACTIONS

PRI provides management, leasing and development services for nine properties owned by partnerships and other entities in which certain officers or trustees of the Company and of PRI or members of their immediate families and affiliated entities have indirect ownership interests. Total revenue earned by PRI for such services was $0.2 million for each of the three months ended September 30, 2010 and 2009, respectively, and $0.6 million for each of the nine months ended September 30, 2010 and 2009, respectively.

We lease our principal executive offices from Bellevue Associates (the “Landlord”), an entity in which certain of our officers/trustees have an interest. Total rent expense under this lease was $0.4 million for each of the three months ended September 30, 2010 and 2009, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. Ronald Rubin and George F. Rubin, collectively with members of their immediate families and affiliated entities, own approximately a 50% interest in the Landlord.

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

RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Overview

Our net loss for the three months ended September 30, 2010 decreased to $3.7 million, a $6.4 million decrease from the $10.1 million net loss for the three months ended September 30, 2009. The net loss decreased primarily due to the $19.2 million gain on the sale of five power centers in September 2010, and a $3.1 million increase in revenue, partially offset by increased operating expenses, interest expense and depreciation and amortization expense, as well as a $4.2 million gain on the extinguishment of debt that occurred during the three months ended September 30, 2009 that did not recur in the comparable period in 2010.

Our net loss for the nine months ended September 30, 2010 increased by $19.9 million to a net loss of $45.8 million from a net loss of $25.9 million for the nine months ended September 30, 2009. The increase in the loss was affected by increased operating expenses, depreciation and amortization expense and interest expense, and a $14.0 million gain on extinguishment of debt that occurred during the nine months ended September 30, 2009 that did not recur in the comparable period in 2010. Further, the operating results were affected by a $19.2 million gain on the sale of five power centers in September 2010.

The table below sets forth certain occupancy statistics as of September 30, 2010 and 2009:

	Occupancy as of September 30,
	Consolidated		Partnership(1)
	2010	2009	2010	2009
Retail portfolio weighted average:
Total excluding anchors	84.4%	83.4%	93.1%	87.4%
Total including anchors	89.6%	88.7%	94.8%	90.8%
Enclosed malls weighted average:
Total excluding anchors	83.9%	83.4%	92.4%	89.9%
Total including anchors	89.3%	88.7%	94.0%	92.0%
Strip and power centers weighted average	96.8%	86.8%	95.3%	90.1%

(1)	Owned by partnerships in which we own a 50% interest.

The following information sets forth our results of operations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		% Change 2009 to 2010	Nine months ended September 30,		% Change 2009 to 2010
(in thousands of dollars)	2010	2009		2010	2009
Revenue	$112,655	$109,567	3%	$333,411	$327,728	2%
Operating expenses	(50,196)	(47,833)	5%	(146,299)	(139,002)	5%
Depreciation and amortization	(41,673)	(40,240)	4%	(122,677)	(117,951)	4%
General and administrative expenses, impairment of assets, abandoned project costs, income taxes and other	(9,516)	(9,783)	(3)%	(29,273)	(29,104)	1%
Interest expense, net	(36,384)	(32,961)	10%	(108,588)	(97,774)	11%
Gain on extinguishment of debt	—	4,167	(100)%	—	13,971	(100)%
Gain on sales of real estate	—	—	—	—	1,654	(100)%
Equity in income of partnerships	1,855	2,355	(21)%	6,894	7,531	(8)%
Income from discontinued operations	19,587	4,609	325%	20,708	7,087	192%

Net loss	$(3,672)	$(10,119)	(64)%	$(45,824)	$(25,860)	77%

The operating results for our unconsolidated partnerships are presented under the equity method of accounting in the line item “Equity in income of partnerships.”

Revenue

Revenue increased by $3.1 million, or 3%, in the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Real estate revenue from properties that were owned for the entire period from July 1, 2009 to September 30, 2010 (“Third Quarter Same Store Properties”) increased by $1.1 million, primarily due to increases of $0.9 million in base rent, which is comprised of minimum rent, straight line rent and rent from tenants that pay a percentage of sales in lieu of minimum rent, $0.3 million in expense reimbursements and $0.1 million in lease terminations. These increases were partially offset by a decrease of $0.2 million in percentage rent.

Base rent for the Third Quarter Same Store Properties increased by $0.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was primarily due to base rent at three of our recently completed redevelopment projects, which increased by an aggregate of $1.0 million due to increased occupancy from newly opened tenants.

Expense reimbursements for the Third Quarter Same Store Properties increased by $0.3 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, due to an increase in property operating expenses, which offset a decrease in the proportion of such expenses recovered.

Interest and other income increased by $1.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to the recognition of income of $1.7 million from historic tax credits earned in 2010 related to our interest in the 801 Market Street Project.

Revenue increased by $5.7 million, or 2%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Real estate revenue from properties that were owned for the entire period from January 1, 2009 to September 30, 2010 (“Nine Month Same Store Properties”) increased by $3.6 million, primarily due to increases of $3.2 million in base rent and $0.9 million in lease terminations. This increase was partially offset by decreases of $0.2 million in expense reimbursements, $0.2 million in other real estate revenue and $0.1 million in percentage rent.

Base rent for the Nine Month Same Store Properties increased by $3.2 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Base rent at three of our recently completed redevelopment projects increased by an aggregate of $5.6 million due to increased occupancy from newly opened tenants. Partially offsetting this increase, base rent at our other properties decreased by $1.9 million due to decreased occupancy and leases that were converted to pay a percentage of sales in lieu of base rent. Base rent was also affected by a $0.5 million decrease in above/below market lease amortization from the prior year, when $0.6 million was recognized as revenue in connection with leases that were terminated prior to their expiration.

Expense reimbursements decreased by $0.2 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. At many of our malls, we have continued to recover a lower proportion of common area maintenance and real estate tax expenses than in prior periods. In addition to being affected by store closings, our properties are experiencing a trend towards more gross leases (leases that provide that tenants pay a higher base rent amount in lieu of contributing toward common area maintenance costs and real estate taxes), as well as more leases that provide for the rent amount to be determined on the basis of a percentage of sales in lieu of minimum rent. We are also experiencing rental concessions made to tenants experiencing financial difficulties, as well as other rental concessions in connection with conditions in the economy. Other real estate revenue decreased by $0.2 million, primarily due to a $0.3 million decrease in marketing revenue. The decrease in marketing revenue was offset by a corresponding decrease in marketing expense. Marketing revenue is generally recognized in tandem with marketing expense.

Interest and other income increased by $2.0 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the recognition of income of $1.7 million from historic tax credits earned in 2010 related to our interest in the 801 Market Street Project.

Operating Expenses

Operating expenses from Third Quarter Same Store Properties increased by $2.4 million, or 5%, primarily due to a $0.9 million increase in real estate taxes, a $0.8 million increase in utility expense, a $0.5 million increase in common area maintenance expenses and a $0.2 million increase in other operating expenses.

Real estate tax expense increased by $0.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to higher tax rates and increased property assessments at some of our properties. Non common area utility expense increased by $0.8 million, including a $0.5 million increase at four of our Pennsylvania properties, where electricity rate caps expired on January 1, 2010. Common area maintenance expenses increased by $0.5 million, primarily due to increases of $0.2 million in common area utility expense, $0.1 million in housekeeping expense and $0.1 million in loss prevention expense. The increase in common area utilities included a $0.2 million increase arising from the Commonwealth of Pennsylvania lease of newly commissioned space at the 801 Market Street office building, which is adjacent to The Gallery at Market East that commenced in August 2009. The increases in housekeeping expense and loss prevention expense were due primarily to stipulated annual contractual increases. Other operating expenses increased by $0.2 million, including a $0.2 million increase in legal fee expense related to tenant collections.

Operating expenses for the Nine Month Same Store Properties increased by $7.3 million, or 5%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a $3.7 million increase in common area maintenance expense, a $2.2 million increase in real estate taxes and a $1.5 million increase in utility expense. These increases were partially offset by a $0.1 million decrease in other operating expenses.

Common area maintenance expenses increased by $3.7 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to increases of $1.2 million in snow removal expense, $0.9 million in common area utility expense, $0.8 million in common area administrative expense, $0.5 million in housekeeping expense and $0.5 million in loss prevention expense. Snow removal expenses at our properties located in Pennsylvania and New Jersey increased as a result of two significant snowstorms that affected the Mid-Atlantic states in February 2010. The increase in common area utilities included a $0.5 million increase arising from the Commonwealth of Pennsylvania lease of newly commissioned space at the 801 Market Street office building, which is adjacent to The Gallery at Market East that commenced in August 2009. The increases in housekeeping expense and loss prevention expense were due primarily to stipulated annual contractual increases. Real estate tax expense increased by $2.2 million, primarily due to higher tax rates in the jurisdictions where properties are located and increased property assessments at some of our properties. Non common area utility expense increased by $1.5 million, including a $1.2 million increase at four of our Pennsylvania properties, where electricity rate caps expired on January 1, 2010.

Depreciation and Amortization

Depreciation and amortization expense for the Third Quarter Same Store Properties increased by $1.4 million, or 4%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to increased depreciation expense of $2.8 million that resulted from a higher asset base following capital improvements at our properties, particularly at properties where we have recently completed redevelopments that have been placed in service. We placed assets with an aggregate basis of $107.7 million in service from September 30, 2009 to September 30, 2010. Offsetting this increase, amortization expense decreased by $1.4 million due to lease intangibles that are now fully amortized at seven properties purchased during the second and third quarters of 2003.

Depreciation and amortization expense from Nine Month Same Store Properties increased by $7.3 million, or 4%, primarily due to a higher asset base resulting from capital improvements at our properties, particularly at properties where we have recently completed redevelopments that have been placed in service. Partially offsetting this increase, amortization expense decreased by $2.6 million due to lease intangibles that are now fully amortized at seven properties purchased during the second and third quarters of 2003.

Interest Expense

Interest expense increased by $3.4 million, or 10%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We placed assets with an aggregate cost basis of $107.7 million in service from September 30, 2009 to September 30, 2010. Interest on these assets was capitalized during construction periods and was expensed during periods after the improvements were placed in service. The increase in interest expense also resulted from higher applicable stated interest rates (6.15% in 2010 compared to 5.30% in 2009), even though our weighted average debt balance decreased from $2.6 billion in 2009 to $2.4 billion in 2010). We also incurred $1.4 million of accelerated amortization of deferred financing cost expense associated with the repayment of a portion of the 2010 Term Loan during the third quarter of 2010 and the repayment of mortgage loans secured by properties involved in the sale of five power centers.

Interest expense increased by $10.8 million, or 11%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was primarily due to higher applicable stated interest rates and decreased capitalized interest after assets were placed in service. We also incurred $3.7 million of accelerated amortization of deferred financing costs associated with the repayment of a portion of the 2010 Term Loan and Revolving Facility and the repayment of mortgage loans secured by properties involved in the sale of five power centers in September 2010.

Discontinued Operations

We have presented as discontinued operations the operating results of five power centers: Creekview Center, Monroe Marketplace, New River Valley Center, Pitney Road Plaza and Sunrise Plaza (sold in September 2010); Crest Plaza (sold in August 2009); and Northeast Tower Center (sold in October 2009).

The following table summarizes the results of operations and gains on sales for discontinued operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2010	2009	2010	2009
Operating results of:
Creekview Center	$111	$(108)	$(71)	$(319)
Monroe Marketplace	216	338	755	905
New River Valley Center	(200)	50	(77)	401
Pitney Road Plaza	107	57	377	57
Sunrise Plaza	202	186	573	452
Crest Plaza	—	98	—	390
Northeast Tower Center	—	590	—	1,803

Operating results from discontinued operations	436	1,211	1,557	3,689
Gain on sales of discontinued operations	19,151	3,398	19,151	3,398

Income from discontinued operations	$19,587	$4,609	$20,708	$7,087

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

The following tables present Net Operating Income results for the three and nine months ended September 30, 2010 and 2009. The results are presented using the “proportionate-consolidation method” (a non-GAAP measure), which includes our share of the results of our partnership investments in order to provide more detailed information with respect to the revenue and expenses of the aggregate of our wholly owned properties and our share of partnership properties. Under GAAP, we account for our unconsolidated partnership investments under the equity method of accounting. Operating results for retail properties that we owned for the full periods presented (“Same Store”) exclude properties acquired or disposed of during the periods presented:

	Same Store			Non Same Store			Total
	Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
(in thousands of dollars)	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Real estate revenue	$118,572	$117,161	1%	$3,684	$5,013	(27)%	$122,256	$122,174	—
Operating expenses	(52,605)	(50,184)	5%	(1,139)	(1,456)	(22)%	(53,744)	(51,640)	4%

Net Operating Income	$65,967	$66,977	(2)%	$2,545	$3,557	(28)%	$68,512	$70,534	(3)%

Total Net Operating Income decreased by $2.0 million, or 3%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Same Store Net Operating Income decreased by $1.0 million, or 2%, including $0.4 million in lease termination revenue, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, which included $0.3 million in lease termination revenue. See “Results of Operations—Revenue” and “—Operating Expenses” for further discussion of these variances. Non Same Store Net Operating Income decreased by $1.0 million, or 28%, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to the sales of Crest Plaza and Northeast Tower Center in 2009.

	Same Store			Non Same Store			Total
	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
(in thousands of dollars)	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Real estate revenue	$355,984	$351,392	1%	$11,085	$14,872	(25)%	$367,069	$366,264	—%
Operating expenses	(153,941)	(146,269)	5%	(3,279)	(4,333)	(24)%	(157,220)	(150,602)	4%

Net Operating Income	$202,043	$205,123	(2)%	$7,806	$10,539	(26)%	$209,849	$215,662	(3)%

Total Net Operating Income decreased by $5.8 million, or 3%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Same Store Net Operating Income decreased by $3.1 million, or 2%, including $2.8 million in lease termination revenue, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, which included $1.8 million in lease termination revenue. See “Results of Operations—Revenue” and “—Operating Expenses” for further discussion of these variances. Non

Same Store Net Operating Income decreased by $2.7 million, or 26%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the sales of Crest Plaza and Northeast Tower Center in 2009.

The following information is provided to reconcile net loss to Net Operating Income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2010	2009	2010	2009
Net loss	$(3,672)	$(10,119)	$(45,824)	$(25,860)
Depreciation and amortization
Wholly owned and consolidated partnerships	41,673	40,240	122,677	117,951
Unconsolidated partnerships	2,020	1,983	6,581	6,056
Discontinued operations	1,306	1,567	3,907	4,732
Interest expense, net
Wholly owned and consolidated partnerships	36,384	32,961	108,588	97,774
Unconsolidated partnerships	2,566	1,918	6,002	5,448
Discontinued operations	674	628	1,926	1,572
General and administrative expenses, impairment of assets, abandoned project costs, income taxes and other expenses	9,516	9,783	29,273	29,104
Gain on sales of interests in real estate	—	—	—	(1,654)
Gain on sales of discontinued operations	(19,151)	(3,398)	(19,151)	(3,398)
Gain on extinguishment of debt	—	(4,167)	—	(13,971)
Interest and other income	(2,804)	(862)	(4,130)	(2,092)

Net Operating Income	$68,512	$70,534	$209,849	$215,662

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

FFO was $21.8 million for the three months ended September 30, 2010, a decrease of $8.0 million, or 27%, compared to $29.8 million for the three months ended September 30, 2009. FFO decreased due to a decrease in Net Operating Income as a result of increased operating expenses, and due to higher interest expense. FFO per share decreased $0.29 per share to $0.38 per share for the three months ended September 30, 2010, compared to $0.67 per share for the three months ended September 30, 2009, due in part to a higher weighted average number of shares following the May 2010 equity offering and equity issuances in 2009.

FFO was $67.0 million for the nine months ended September 30, 2010, a decrease of $29.9 million, or 31%, compared to $96.9 million for the nine months ended September 30, 2009. FFO decreased due to a decrease in Net Operating Income as a result of increased operating expenses, and due to higher interest expense, as well as gains on sales of non operating real estate that occurred in 2009 that did not recur in 2010. FFO per share decreased $1.01 per share to $1.28 per share for the nine months ended September 30, 2010, compared to $2.29 per share for the nine months ended September 30, 2009, due in part to a higher weighted average number of shares following the May 2010 equity offering and equity issuances in 2009.

The shares used to calculate both FFO per basic share and FFO per diluted share include common shares and OP Units not held by us. FFO per diluted share also includes the effect of common share equivalents.

The following information is provided to reconcile net loss to FFO, and to show the items included in our FFO for the periods indicated:

(in thousands of dollars, except per share amounts)	Three months ended September 30, 2010	Per share (including OP Units)	Three months ended September 30, 2009	Per share (including OP Units)
Net loss	$(3,672)	$(0.06)	$(10,119)	$(0.23)
Gain on sale of discontinued operations	(19,151)	(0.34)	(3,398)	(0.08)
Depreciation and amortization:
Wholly owned and consolidated partnerships(1)	41,331	0.72	39,758	0.90
Unconsolidated partnerships(1)	2,020	0.04	1,983	0.04
Discontinued operations(1)	1,306	0.02	1,567	0.04

Funds from operations(2)	$21,834	$0.38	$29,791	$0.67

Accelerated amortization of deferred financing costs	1,394	0.03	—	—
Gain on extinguishment of debt	—	—	(4,167)	(0.09)

Funds from operations as adjusted	$23,228	$0.41	$25,622	$0.58

(in thousands of shares)
Weighted average number of shares outstanding	54,200		42,195
Weighted average effect of full conversion of OP Units	2,329		2,329
Effect of common share equivalents	528		—

Total weighted average shares outstanding, including OP Units	57,057		44,524

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $0.3 million and $0.5 million for the three months ended September 30, 2010 and September 30, 2009, respectively.

(in thousands of dollars, except per share amounts)	Nine months ended September 30, 2010	Per share (including OP Units)	Nine months ended September 30, 2009	Per share (including OP Units)
Net loss	$(45,824)	$(0.88)	$(25,860)	$(0.61)
Gain on sale of interest in operating real estate	—	—	(923)	(0.02)
Gain on sale of discontinued operations	(19,151)	(0.37)	(3,398)	(0.08)
Depreciation and amortization:
Wholly owned and consolidated partnerships(1)	121,518	2.33	116,312	2.75
Unconsolidated partnerships(1)	6,581	0.13	6,056	0.14
Discontinued operations(1)	3,907	0.07	4,732	0.11

Funds from operations(2)	$67,031	$1.28	$96,919	$2.29

Accelerated amortization of deferred financing costs	3,652	0.07	—	—
Impairment of assets	—	—	70	—
Gain on extinguishment of debt	—	—	(13,971)	(0.33)

Funds from operations as adjusted	$70,683	$1.35	$83,018	$1.96

(in thousands of shares)
Weighted average number of shares outstanding	49,435		40,144
Weighted average effect of full conversion of OP Units	2,329		2,248
Effect of common share equivalents	407		—

Total weighted average shares outstanding, including OP Units	52,171		42,392

(1)	Excludes depreciation of non-real estate assets and amortization of deferred financing costs.
(2)	Includes the non-cash effect of straight-line rent of $1.2 million for each of the nine months ended September 30, 2010 and September 30, 2009.

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

Capital Resources

We expect to meet our short-term liquidity requirements, including distributions to shareholders, recurring capital expenditures, tenant improvements and leasing commissions, but excluding development and redevelopment projects, generally through our available working capital and net cash provided by operations, subject to the terms and conditions of our 2010 Credit Facility. We believe that our net cash provided by operations will be sufficient to allow us to make any distributions necessary to enable us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The aggregate distributions made to common shareholders and OP Unitholders in the nine months ended September 30, 2010 were $24.3 million, based on quarterly distributions of $0.15 per share and OP Unit. The following are some of the factors that could affect our cash flows and require the funding of future cash distributions, recurring capital expenditures, tenant improvements or leasing commissions with sources other than operating cash flows:

•

adverse changes or prolonged downturns in general, local or retail industry economic, financial, credit market or competitive conditions, leading to a reduction in real estate revenue or cash flows or an increase in expenses;

•

continued deterioration in, or prolonged downturn of, our tenants’ business operations and financial stability, including tenant bankruptcies, leasing delays or terminations, or lower sales, causing deferrals or declines in rent, percentage rent and cash flows;

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

In the past, one avenue available to us to finance our obligations or new business initiatives has been to obtain unsecured debt, based in part on the existence of properties in our portfolio that were not subject to mortgage loans. The terms of the 2010 Credit Facility include our grant of a security interest consisting of a first lien on 20 properties and a second lien on one property. As a result, we have very few remaining assets that we could use to support unsecured debt financing. Our lack of properties in the portfolio that could be used to support unsecured debt limits our ability to obtain capital in this way.

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

Equity Offering

In May 2010, we issued 10,350,000 common shares in a public offering at $16.25 per share. We received net proceeds from the offering of approximately $160.6 million after deducting payment of the underwriting discount of $0.69 per share and offering expenses. We used the net proceeds from this offering, plus available working capital, to repay borrowings under our 2010 Credit Facility. Specifically, we used $106.5 million of the net proceeds to repay a portion of the 2010 Term

Loan under the 2010 Credit Facility and $54.2 million to repay a portion of the outstanding borrowings under the Revolving Facility under the 2010 Credit Facility. As a result of this transaction, we satisfied the requirement contained in the 2010 Credit Facility to reduce the aggregate amount of the lender Revolving Commitments and 2010 Term Loan by $100.0 million over the term of the 2010 Credit Facility.

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

We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a weighted-average rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term. Additionally, $15.8 million of our 2010 Term Loan is subject to a LIBOR cap with a strike rate of 2.50%. This LIBOR cap will expire in March 2012.

The obligations under Term Loan A are secured by first priority mortgages on 18 of our properties and a second lien on one property, and the obligations under Term Loan B are secured by first priority leasehold mortgages on the properties ground leased by GLP and KPP (the “Gallery Properties”). The foregoing properties constitute substantially all of our previously unencumbered retail properties.

We and certain of our subsidiaries that are not otherwise prevented from doing so serve as guarantors for funds borrowed under the 2010 Credit Facility.

The aggregate amount of the lender Revolving Commitments and 2010 Term Loan under the 2010 Credit Facility was required to be reduced by $33.0 million by March 11, 2011, by a cumulative total of $66.0 million by March 11, 2012 and by a cumulative total of $100.0 million by March 11, 2013 (if we exercise our right to extend the Termination Date), including all payments (except payments pertaining to the Release Price of a Collateral Property) resulting in permanent reduction of the aggregate amount of the Revolving Commitments and 2010 Term Loan. We used $160.6 million of the proceeds from our May 2010 equity offering to repay borrowings under the 2010 Credit Facility, satisfying all three of these paydown requirements, and no mandatory paydown provisions remain in effect.

In September 2010, in connection with our sale of five power centers, $57.4 million of the sale proceeds were used for payment of the release prices of two of the properties that secured a portion of the 2010 Credit Facility. Also, $10.0 million of the sale proceeds were used to repay borrowings under our Revolving Facility, and

$8.9 million of the sale proceeds were used to repay borrowings under the 2010 Term Loan. The repayments were made in accordance with the terms of the 2010 Credit Facility.

As of September 30, 2010, there were no amounts outstanding under the Revolving Facility. We pledged $1.5 million under the Revolving Facility as collateral for letters of credit, and the unused portion of the Revolving Facility that was available to us was $148.5 million at September 30, 2010. The weighted average interest rate based on amounts borrowed under the Revolving Facility from March 11, 2010 to September 30, 2010 was 5.16%. The interest rate that would have applied to any outstanding Revolving Facility borrowings as of September 30, 2010 was LIBOR plus 4.90%.

As of September 30, 2010, $347.2 million was outstanding under the 2010 Term Loan. The weighted average effective interest rate based on amounts borrowed under the 2010 Term Loan, including the impact of deferred financing fee amortization, from March 11, 2010 to September 30, 2010 was 6.52%.

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

The 2010 Credit Facility also contains provisions regarding the application of proceeds from a Refinance Event. A Refinance Event is any event by which we raise additional capital from refinancing of secured debt encumbering an existing asset, not including collateral for the 2010 Credit Facility. The proceeds in excess of the amount required to retire an existing secured debt will be applied, after payment of interest, to pay down the Revolving Facility, or if the Revolving Facility balance is or would become $0 as a result of such payment, to pay down the Revolving Facility in full and to use any remainder for general corporate purposes. Remaining proceeds from a Capital Event or Refinancing Event relating to the Gallery Properties may only be used to pay down and permanently reduce Term Loan B (or, if the outstanding balance on Term Loan B is or would become $0 as a result of such payment, to pay down Term Loan B in full and to pay any remainder in accordance with the preceding paragraph).

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

The 2010 Credit Facility contains affirmative and negative covenants customarily found in facilities of this type, including, without limitation, requirements that we maintain, on a consolidated basis: (1) minimum Tangible Net Worth of not less than $483.1 million, minus non-cash impairment charges with respect to the Properties recorded in the quarter ended December 31, 2009, plus 75% of the Net Proceeds of all Equity Issuances effected at any time after September 30, 2009; (2) maximum ratio of Total Liabilities to Gross Asset Value of 0.75:1; (3) minimum ratio of EBITDA to Interest Expense of 1.60:1; (4) minimum ratio of Adjusted EBITDA to Fixed Charges of 1.35:1; (5) maximum Investments in unimproved real estate and predevelopment costs not in excess of 3.0% of Gross Asset Value; (6) maximum Investments in Persons other than Subsidiaries, Consolidated Affiliates and Unconsolidated Affiliates not in excess of 1.0% of Gross Asset Value; (7) maximum Investments in Indebtedness secured by Mortgages in favor of the Company, the Borrower or any other Subsidiary not in excess of 1.0% of Gross Asset Value on the basis of cost; (8) the aggregate value of the Investments and the other items subject to the preceding clauses (5) through (7) shall not exceed 5.0% of Gross Asset Value; (9) maximum Investments in Consolidation Exempt Entities not in excess of 20.0% of Gross Asset Value; (10) a maximum Gross Asset Value attributable to any one Property not in excess of 15.0% of Gross Asset Value; (11) maximum Projects Under Development not in excess of 10.0% of Gross Asset Value; (12) maximum Floating Rate Indebtedness in an aggregate outstanding principal amount not in excess of one-third of all Indebtedness of the Company, its Subsidiaries, its Consolidated Affiliates and its Unconsolidated Affiliates; (13) minimum Corporate Debt Yield of 9.50%, provided that such Corporate Debt Yield may be less than 9.50% for one period of two consecutive fiscal quarters, but may not be less than 9.25%; and (14) Distributions may not exceed 110% of REIT taxable income for a fiscal year, but if the Corporate Debt Yield exceeds 10.00%, then the aggregate amount of Distributions may not exceed the greater of 75% of FFO and 110% of REIT Taxable Income (unless necessary for the Company to retain its status as a REIT), and if a Facility Debt Yield of 11.00% and a Corporate Debt Yield of 10.00% are achieved and continuing, there are no limits on Distributions under the 2010 Credit Facility, so long as no Default or Event of Default would result from making such Distributions. We are required to maintain our status as a REIT at all times. As of September 30, 2010, we were in compliance with all of these covenants.

We may prepay any future borrowings under the Revolving Facility at any time without premium or penalty. We must repay the entire principal amount outstanding under the 2010 Credit Facility at the end of its term, as the term may be extended.

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

Mortgage Loan Finance Activity

The following table presents the mortgage loans we, or partnerships in which we own interests, entered into or under which we borrowed additional amounts since January 1, 2010:

Financing Date	Property	Amount Financed (in millions of dollars):	Stated Rate	Hedged Rate	Maturity
January	New River Valley Mall(1)(2)	$30.0	LIBOR plus 4.50%	6.33%	January 2013
March	Lycoming Mall(3)	2.5	6.84% fixed	N/A	June 2014
April	Springfield Park/Springfield East(4)(5)	10.0	LIBOR plus 2.80%	5.39%	March 2015
June	Lehigh Valley Mall(5)(6)	140.0	5.88% fixed	N/A	July 2020
July	Valley View Mall(7)	32.0	5.95% fixed	N/A	June 2020

(1)	Interest only.

(2)

The mortgage loan has a three year term and one one-year extension option. $25.0 million of the principal amount has been swapped to a fixed interest rate of 6.33%. Through September 2010, we made aggregate principal payments of $2.0 million. The mortgage loan had a balance of $28.1 million as of September 30, 2010.

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
(6)

In connection with the new mortgage loan financing, the unconsolidated partnership repaid a $150.0 million mortgage loan secured by Lehigh Valley Mall using proceeds from the new mortgage loan and available working capital.

(7)	In connection with the new mortgage loan financing, we repaid a $33.8 million mortgage loan using proceeds from the new mortgage loan and available working capital.

In January 2010, the unconsolidated partnership that owns Springfield Park in Springfield, Pennsylvania repaid a mortgage loan with a balance of $2.8 million. Our share of the mortgage loan payment was $1.4 million. In April 2010, the unconsolidated partnerships that own Springfield Park and Springfield East, in Springfield, Pennsylvania, entered into a $10.0 million mortgage loan that is secured by Springfield Park and Springfield East. We own a 50% interest in both entities. The mortgage loan has an initial term of five years and can be extended for an additional five-year term under prescribed conditions. The mortgage loan bears interest at LIBOR plus 2.80%, and has been swapped to a fixed interest rate of 5.39%.

In June 2010, the unconsolidated partnership that owns Lehigh Valley Mall in Allentown, Pennsylvania entered into a $140.0 million mortgage loan that is secured by Lehigh Valley Mall. We own a 50% interest in the unconsolidated partnership. The mortgage loan has a term of 10 years and bears interest at a fixed interest rate of 5.88%. In connection with the new mortgage loan financing, the unconsolidated partnership repaid the previous $150.0 million mortgage loan on Lehigh Valley Mall using proceeds from the new mortgage loan and available working capital.

In July 2010, we made a principal payment of $0.7 million and exercised the second of two one-year extension options on the mortgage loan on the One Cherry Hill office building in Cherry Hill, New Jersey. The mortgage loan had a balance of $4.9 million as of September 30, 2010.

In September 2010, in connection with the sale of five power centers, we repaid the mortgage loans secured by Creekview Center, New River Valley Center and Pitney Road Plaza, which had principal balances of $19.4 million, $15.8 million and $4.5 million, respectively.

Interest Rate Derivative Agreements

As of September 30, 2010, we had entered into 11 interest rate swap agreements, one interest rate cap agreement and two forward starting interest rate swap agreements on a notional amount of $732.6 million maturing on various dates through November 2013. Five interest rate swap agreements that were outstanding as of December 31, 2009 were settled in the nine months ended September 30, 2010.

We entered into these interest rate derivatives in order to hedge the interest payments associated with our 2010 Credit Facility and our issuances of variable interest rate long-term debt. We assessed the effectiveness of these swaps as hedges at inception and on September 30, 2010 and considered these swaps to be highly effective cash flow hedges. Our interest rate swaps are net settled monthly.

As of September 30, 2010, the aggregate estimated unrealized net loss attributed to these interest rate derivatives was $33.3 million. The carrying amount of the derivative assets is reflected in “Deferred costs and other assets,” the associated instruments are reflected in “Fair value of derivative instruments” and the net unrealized loss is reflected in “Accumulated other comprehensive loss” in the accompanying balance sheets.

Mortgage Loans

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, seven of the mortgage loans bear interest at variable rates that have been swapped to a fixed rate, one mortgage loan bears interest at a variable rate, and one mortgage loan has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed rate mortgage loan balances, including mortgage loans that have been swapped to a fixed interest rate, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81% at September 30, 2010. The variable rate mortgage loans have a weighted average interest rate of 2.81%. The weighted average interest rate of all consolidated mortgage loans was 5.80% at September 30, 2010. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

The following table outlines the timing of principal payments pursuant to the terms of to our mortgage loans as of September 30, 2010.

	Payments by Period
(in thousands of dollars)	Total	2010	2011-2012	2013-2014	Thereafter
Principal payments	$86,915	$5,039	$39,984	$26,123	$15,769
Balloon payments(1)	1,660,848	—	463,556	529,975	667,317

Total	$1,747,763	$5,039	$503,540	$556,098	$683,086

(1)	Due dates for certain of the balloon payments set forth in this table may be extended pursuant to the terms of the respective loan agreements.

Contractual Obligations

The following table presents our aggregate contractual obligations as of September 30, 2010 for the periods presented.

(in thousands of dollars)	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
Mortgage loans	$1,747,763	$5,039	$503,540	$556,098	$683,086
Interest on mortgage loans	381,038	25,437	183,468	121,113	51,020
Exchangeable Notes	136,900	—	136,900	—	—
Interest on Exchangeable Notes	9,127	1,369	7,758	—	—
2010 Term Loan(1)	347,200	—	—	347,200	—
Interest on 2010 Term Loan	57,430	5,039	46,177	6,214	—
Operating leases	7,855	580	4,211	3,060	4
Ground leases	52,698	247	1,845	1,460	49,146
Development and redevelopment commitments (2)	8,974	3,421	5,553	—	—

Total	$2,748,985	$41,132	$889,452	$1,035,145	$783,256

(1)

The 2010 Term Loan has a variable interest rate that is between 4.00% and 4.90% plus LIBOR, depending on our leverage. We have entered into interest rate swap agreements to fix $100.0 million of the underlying

LIBOR associated with the term loans at a rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term. Additionally, $15.8 million of our 2010 Term Loan is subject to a LIBOR cap with a strike rate of 2.50%. This LIBOR cap will expire in March 2012.

(2)

The timing of the payments of these amounts is uncertain. We estimate that such payments will be made in the upcoming year, but situations could arise at these development and redevelopment projects that could delay the settlement of these obligations.

CASH FLOWS

Net cash provided by operating activities totaled $81.6 million for the nine months ended September 30, 2010 compared to $97.0 million for the nine months ended September 30, 2009. The decrease in cash from operating activities in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is partially attributed to the sale of two operating properties in 2009 (which had contributed $3.3 million in net operating income in the first nine months of 2009) and a $6.3 million increase in cash paid for interest expense.

Cash flows provided by investing activities were $103.6 million for the nine months ended September 30, 2010 compared to cash flows used for investing activities of $116.3 million for the nine months ended September 30, 2009. Investing activities for 2010 reflect cash proceeds from the sale of five power centers of $134.7 million, investment in construction in progress of $19.4 million and real estate improvements of $18.4 million, primarily relating to our development and redevelopment activities and ongoing maintenance of our properties. Investing activities also reflect $6.1 million paid relating to construction activities and one mortgage loan repayment at our unconsolidated properties. Cash flows used in investing activities also reflects the receipt of $10.0 million from the repayment of the note receivable from Boscov’s, Inc. Cash flows from investing activities for the nine months ended September 30, 2009 reflects investment in construction in progress of $122.1 million, and real estate improvements of $16.7 million.

Cash flows used in financing activities were $215.7 million for the nine months ended September 30, 2010 compared to cash flows provided by financing activities of $99.8 million for the nine months ended September 30, 2009. In March 2010, we replaced the $486.0 million outstanding on the 2003 Credit Facility and the $170.0 million 2008 Term Loan with $590.0 million in proceeds from the 2010 Credit Facility. We paid $16.2 million in deferred financing costs in the nine months ended September 30, 2010, primarily relating to the 2010 Credit Facility. In May 2010, we raised $160.6 million in an equity offering. These proceeds were used for a $106.5 million paydown of the 2010 Term Loan and a $54.2 million repayment of the Revolving Facility. We used the proceeds from the sale of five power center properties in September 2010 to pay down the 2010 Term Loan and Revolving Facility by an additional $66.3 million (including $57.4 million that was paid for the release of two properties that secured a portion of our 2010 Credit Facility) and $10.0 million, respectively, and to repay $39.7 million of mortgage loan debt, secured by three of the properties sold. We also received $62.0 million in proceeds from new mortgage loans, and an additional $2.5 million draw from the existing mortgage loan on Lycoming Mall. We repaid the mortgage loan secured by Valley View Mall, which had a principal balance of $33.8 million. Cash flows from financing activities for the nine months ended September 30, 2010 were also affected by dividends and distributions of $24.3 million and principal installments on mortgage loans of $15.7 million.

COMMITMENTS

At September 30, 2010, we had $9.0 million of unaccrued contractual obligations to complete current redevelopment projects and capital improvements at certain other properties. Total remaining costs for the particular projects with such commitments are $44.8 million. We expect to finance these amounts through borrowings under the Revolving Facility, operating cash flows or through various other capital sources. See “—Liquidity and Capital Resources—Capital Resources.”

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

SEASONALITY

There is seasonality in the retail real estate industry. Retail property leases often provide for the payment of a portion of rent based on a percentage of a tenant’s sales revenue over certain levels. Income from such rent is recorded only after the minimum sales levels have been met. The sales levels are often met in the fourth quarter, during the December holiday season. Also, many new and temporary leases are entered into later in the year in anticipation of the holiday season and there is a higher concentration of tenants vacating their space early in the year. As a result, our occupancy and cash flows are generally higher in the fourth quarter and lower in the first quarter. Our concentration in the retail sector increases our exposure to seasonality and is expected to continue to result in a greater percentage of our cash flows being received in the fourth quarter.

INFLATION

Inflation can have many effects on our financial performance. Retail property leases often provide for the payment of rent based on a percentage of sales, which may increase with inflation. Leases may also provide for tenants to bear all or a portion of operating expenses, which may reduce the impact of such increases on us. However, rent increases might not keep up with inflation, or if we recover a smaller proportion of operating expenses, as we have in recent periods, we might bear more costs if such expenses increase because of inflation.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, together with other statements and information publicly disseminated by us, contain certain “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans, strategies, anticipated events, trends and other matters that are not historical facts. These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and changes in circumstances that might cause future events, achievements or results to differ materially from those expressed or implied by the forward-looking statements. In particular, our business might be affected by uncertainties affecting real estate businesses generally as well as the following, among other factors:

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. As of September 30, 2010, our consolidated debt portfolio consisted primarily of $347.2 million borrowed under our 2010 Term Loan which bore interest at a weighed average rate of 5.62% at September 30, 2010, $136.9 million of Exchangeable Notes, which bear interest at 4.00%, excluding debt discount of $3.3 million, and $1,749.6 million in fixed and variable rate mortgage loans, including $1.9 million of mortgage debt premium.

Twenty-six mortgage loans, which are secured by 24 of our consolidated properties, are due in installments over various terms extending to the year 2020. Seventeen of the mortgage loans bear interest at a fixed rate, seven of the mortgage loans bear interest at variable rates that have been swapped to a fixed rate, one mortgage loan bears interest at a variable interest rate, and one mortgage loan has been partially swapped to a fixed rate and partially bears interest at a variable rate.

The fixed interest rate mortgage loan balances, including mortgage loans that have been swapped to a fixed interest rate, have interest rates that range from 4.95% to 7.61% and had a weighted average interest rate of 5.81%. The variable rate mortgage loans have a weighted average interest rate of 2.81%. The weighted average interest rate of all consolidated mortgage loans was 5.80% at September 30, 2010. Mortgage loans for properties owned by unconsolidated partnerships are accounted for in “Investments in partnerships, at equity” and “Distributions in excess of partnership investments” on the consolidated balance sheets and are not included in the table below.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts of the expected annual maturities and the weighted average interest rates for the principal payments in the specified periods:

	Fixed Rate Debt			Variable Rate Debt
(in thousands of dollars) Year Ended December 31,	Principal Payments		Weighted Average Interest Rate	Principal Payments(1)	Weighted Average Interest Rate(2)
2010	$5,039		5.81%	$—	—%
2011	119,791		5.82%	4,918	1.56%
2012	515,731	(3)	5.45%	—	—%
2013	741,612	(4)	5.56%	50,250	5.21%
2014	111,436		6.58%	—	—%
2015 and thereafter	683,086		5.66%	—	—%

(1)

Includes $47.2 million of the 2010 Term Loan, $31.4 million of which has not been swapped to a fixed interest rate and $15.8 million of which is subject to a LIBOR cap with a strike rate of 2.50%. The LIBOR cap expires in March 2012.

(2)	Based on the weighted average interest rate in effect as of September 30, 2010.
(3)	Includes Exchangeable Notes of $136.9 million with a fixed interest rate of 4.00%.
(4)

Includes $300.0 million of the 2010 Term Loan. We have entered into interest rate swap agreements to effectively fix $100.0 million of the underlying LIBOR associated with the 2010 Term Loan at a rate of 1.77% for the three-year initial term. An additional $200.0 million of the underlying LIBOR was swapped to a fixed rate at a rate of 0.61% for year one, 1.78% for year two and 2.96% for the balance of the initial term.

Changes in market interest rates have different effects on the fixed and variable portions of our debt portfolio. A change in market interest rates applicable to the fixed portion of the debt portfolio affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of the debt portfolio affects the interest incurred and cash flows, but does not affect the fair value. The following sensitivity analysis related to the fixed debt portfolio, which includes the effects of our interest rate hedging agreements, assumes an immediate 100 basis point change in interest rates from their actual September 30, 2010 levels, with all other variables held constant. A 100 basis point increase in market interest rates would have resulted in a decrease in our net financial instrument position of $77.2 million at September 30, 2010. A 100 basis point decrease in market interest rates would have resulted in an increase in our net financial instrument position of $76.2 million at September 30, 2010. Based on the variable rate debt included in our debt portfolio as of September 30, 2010, a 100 basis point increase in interest rates would have resulted in an additional $0.6 million in interest annually. A 100 basis point decrease would have reduced interest incurred by $0.6 million annually.

To manage interest rate risk and limit overall interest cost, we may employ interest rate swaps, options, forwards, caps and floors or a combination thereof, depending on the underlying exposure. Interest rate differentials that arise under swap contracts are recognized in interest expense over the life of the contracts. If interest rates rise, the resulting cost of funds is expected to be lower than that which would have been available if debt with matching characteristics were issued directly. Conversely, if interest rates fall, the resulting costs would be expected to be higher. We may also employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated. See note 9 of the notes to our unaudited consolidated financial statements.

We have an aggregate $732.6 million in notional amount of current swap, cap agreements and forward starting interest rate swap agreements that are expected to mature on various dates through November 2013.

Because the information presented above includes only those exposures that existed as of September 30, 2010, it does not consider changes, exposures or positions which could arise after that date. The information presented herein has limited predictive value. As a result, the ultimate realized gain or loss or expense with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

We are committed to providing accurate and timely disclosure in satisfaction of our SEC reporting obligations. In 2002, we established a Disclosure Committee to formalize our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, and have concluded as follows:

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

Issuer Purchases of Equity Securities

The following table shows the total number of shares that we acquired in the three months ended September 30, 2010 and the average price paid per share.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1—July 31, 2010	649	$12.60	—	—
August 1—August 31, 2010	—	—	—	—
September 1—September 30, 2010	—	—	—	—

Total	649	$12.60	—	$—

ITEM 6.	EXHIBITS.

2.1*	Agreement of Purchase and Sale of Ownership Interest dated August 13, 2010, by and between PREIT Associates, L.P. and Cedar Shopping Centers Partnership, L.P.

10.1	Form of Annual Incentive Compensation Opportunity Award for the Chairman and Chief Executive Officer.

10.2	Form of Annual Incentive Compensation Opportunity Award for the Other Members of the Office of the Chair and Chief Financial Officer.

10.3	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents.

10.4	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company agrees to furnish supplementally a copy of any omitted schedule and exhibit to the Securities and Exchange Commission upon request.

SIGNATURE OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNSYLVANIA REAL ESTATE INVESTMENT TRUST

Date: November 8, 2010	By:	/s/ Ronald Rubin
Ronald Rubin Chief Executive Officer

	By:	/s/ Robert F. McCadden
Robert F. McCadden Executive Vice President and Chief Financial Officer

	By:	/s/ Jonathen Bell
Jonathen Bell Senior Vice President—Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

2.1*	Agreement of Purchase and Sale of Ownership Interest dated August 13, 2010, by and between PREIT Associates, L.P. and Cedar Shopping Centers Partnership, L.P.

10.1	Form of Annual Incentive Compensation Opportunity Award for the Chairman and Chief Executive Officer.

10.2	Form of Annual Incentive Compensation Opportunity Award for the Other Members of the Office of the Chair and the Chief Financial Officer.

10.3	Form of Annual Incentive Compensation Opportunity Award for Executive Vice Presidents.

10.4	Form of Annual Incentive Compensation Opportunity Award for Jonathen Bell, Senior Vice President.

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company agrees to furnish supplementally a copy of any omitted schedule and exhibit to the Securities and Exchange Commission upon request.